Form 10-K
period 1994-11-30
CARNIVAL CORP
filed 1995-02-24
CIK 815097

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

 (Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1994
                                      OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------
Commission file number 1-9610

                              CARNIVAL CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                Republic of Panama                     59-1562976
                ------------------                     ----------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

   3655 N.W. 87th Avenue, Miami, Florida              33178-2428
   -------------------------------------              ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (305) 599-2600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EXCHANGE ON
            TITLE OF EACH CLASS                   WHICH REGISTERED
            -------------------                   ----------------
            Class A Common Stock                   New York Stock
              ($.01 par value)                     Exchange, Inc.

            4-1/2% Convertible                     New York Stock
  Subordinated Notes due July 1, 1997              Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $2,172,000,000 based upon the closing market price on February 8, 1995 of a share of Class A Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

         At February 8, 1995, the Registrant had outstanding 227,657,557 shares of its Class A Common Stock, $.01 par value and 54,957,142 shares of its Class B Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information described below and contained in the Registrant's 1994 annual report to shareholders on pages 20 through 36 furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act, is incorporated by reference into this Form 10-K.

PART AND ITEM OF THE FORM 10-K

PART II

ITEM 5(a) AND (b).        Market for the Registrant's Common Equity and Related
                          Stockholder Matters - Market Information and Holders.

ITEM 6.                   Selected Financial Data

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 8.                   Financial Statements and Supplementary Data

         The information described below and contained in the Registrant's 1995 definitive Proxy Statement, to be filed with the Commission is incorporated by reference into this Form 10-K.

PART AND ITEM OF THE FORM 10-K

PART III

ITEM 10 .                 Directors and Executive Officers of the Registrant.

ITEM 11.                  Executive Compensation.

ITEM 12.                  Security Ownership of Certain Beneficial Owners and
                          Management.

ITEM 13.                  Certain Relationships and Related Transactions.

                                     PART I


    ITEM 1.  BUSINESS

    A.   GENERAL

    Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974. In April of 1994 the shareholders approved a name change of the company from Carnival Cruise Lines, Inc. to Carnival Corporation. Carnival Corporation and subsidiaries (the "Company") is the world's largest multiple-night cruise company based on the number of passengers carried and revenues generated. The Company offers a broad range of cruise products, serving the contemporary cruise market through Carnival Cruise Lines ("Carnival" - a division of Carnival Corporation), the premium market through Holland America Line and the luxury market through Windstar Cruises and the Company's joint venture, Seabourn Cruise Line. The nine Carnival ships have an aggregate capacity of 14,756 passengers with itineraries in the Caribbean and Mexican Riviera. The seven Holland America Line ships have an aggregate capacity of 8,795 passengers with itineraries in the Caribbean and Alaska and through the Panama Canal, as well as other worldwide itineraries. The three Windstar ships have an aggregate capacity of 444 passengers with itineraries in the Caribbean, the South Pacific, and the Mediterranean. Seabourn Cruise Line operates two 204 passenger cruise ships in the luxury market with itineraries in the Caribbean, the Baltic, the Mediterranean and the Far East. Epirotiki Line, a 49% owned joint venture (See Item 1. Business - Other Cruise Activities), operates eight passenger cruise ships with itineraries in the Aegean and Eastern Mediterranean.

    The Company has signed agreements with a Finnish shipyard providing for the construction of four additional 2,040-berth SuperLiners for Carnival with delivery expected in June 1995, March 1996, February 1998 and November 1998.Two additional 2,640-berth cruise vessels are under contract for construction for Carnival from an Italian shipyard scheduled for delivery in September 1996 and December 1998. The Company also has agreements with the same Italian shipyard for one 1,266-berth cruise ship and one 1,320- berth cruise ship for Holland America Line with delivery expected in June 1996 and September 1997, respectively.

    The Company also operates a tour business: Holland America Westours. Holland America Westours markets sight-seeing tours both separately and as part of Holland America Line cruise/tour packages. Holland America Westours operates 16 hotels in Alaska and the Canadian Yukon, four luxury day-boats offering tours to the glaciers of Alaska and the Yukon River, over 290 motor coaches used for sight-seeing and charters in the states of Washington and Alaska and in the Canadian Rockies and ten private domed rail cars which are run on the Alaskan railroad between Anchorage and Fairbanks.

    Previously, the Company adopted a plan to dispose of the Crystal Palace, which comprised the entire resort and casino segment of the Company's operations. In August 1994, the Company sold 100% of the shares of Carnival's Crystal Palace Hotel Corporation, Ltd. for $80 million. See Note 5 in Carnival Corporation's 1994 Annual Report to Shareholders incorporated by reference into this document for more information.

    B.   CRUISE SHIP SEGMENT

    INDUSTRY

    The passenger cruise industry has experienced substantial growth over the past 25 years. The industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sight-seeing destinations. According to Cruise Lines International Association ("CLIA"), an industry trade group, in 1970 approximately 500,000 North American passengers took cruises for three consecutive nights or more. CLIA estimates that this number reached 4.5 million passengers in 1994 and is expected to grow 4% to approximately 4.7 million passengers in 1995.


    Despite the growth of the cruise industry to date, the Company believes that the estimated 4.7 million passengers who will take cruises in 1995 will represent only approximately 2% of the overall North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving at least one night's stay in a hotel.

    According to CLIA, in 1982 there were approximately 84 cruise ships serving the North American market offering voyages of three or more days, having an aggregate capacity of approximately 46,000 passengers. By the end of 1994, the market included 138 vessels with an aggregate capacity of approximately 107,000 passengers. CLIA estimates that by the end of 1995 the North American market will be served by 136 vessels having an aggregate capacity of approximately 107,000 passengers. The following table sets forth the industry and Company growth over the past five years based on passengers carried for at least three consecutive nights:

                                                                                  COMPANY CRUISE
                                                                                  PASSENGERS AS
                          NORTH AMERICAN           COMPANY CRUISE                 A PERCENTAGE OF
                              CRUISE                 PASSENGERS                    NORTH AMERICAN
YEAR                       PASSENGERS*                 CARRIED                    CRUISE PASSENGERS
- ----                       ----------                  -------                    -----------------
                            (Calendar)                (Fiscal)
1994                       4,535,000(est)            1,354,000                           29.9%
1993                       4,480,000                 1,154,000                           25.8
1992                       4,136,000                 1,153,000                           27.9
1991                       3,979,000                 1,100,000                           27.6
1990                       3,640,000                   953,000                           26.2

- -----------------
*   Source: CLIA.
- -----------------
    From 1990 through 1994, the Company's average compound annual growth rate in number of passengers carried was 9.2% versus the industry average of 5.7%. During this period, the Company's percentage share of passengers carried increased from 26.2% to 29.9%.

    The Company's passenger capacity has grown from 13,399 at November 30, 1989 to 23,995 at November 30, 1994. In early 1990, the completion of the Fantasy brought 2,044 berths into service. The lengthening of the Westerdam increased capacity by another 490 berths beginning in March 1990. In June 1991, the Ecstasy added an additional 2,040 berths. The delivery of the Statendam, Sensation and Maasdam in 1993 increased capacity an additional 4,572 berths more than offsetting a decrease of 906 berths related to the sale of the Mardi Gras. During 1994, net capacity increased by 2,369 berths due to the delivery of the Fascination and Ryndam, net of the 937 berth FiestaMarina which was returned to Epirotiki Lines (See Item 1. Business - Other Cruise Activities).

    CRUISE SHIPS AND ITINERARIES

    Under the Carnival Cruise Lines name, the Company serves the contemporary market with nine ships (collectively, the "Carnival Ships"). Eight of the Carnival Ships were designed by and built for Carnival, including seven SuperLiners which are among the largest in the cruise industry. Eight of the Carnival Ships operate in the Caribbean and one Carnival Ship calls on ports in the Mexican Riviera.

    Through its subsidiary, HAL Antillen N.V. ("HAL"), the Company operates ten cruise ships offering premium or luxury specialty vacations. Seven of these ships, the Rotterdam, the Nieuw Amsterdam, the Noordam, the Westerdam, the Statendam, the Maasdam and the Ryndam are operated under the Holland America Line name (the "HAL Ships"). The remaining three ships, the Wind Star, the Wind Song and the Wind Spirit, are operated under the Windstar Cruises name (the "Windstar Ships"). Six of the HAL Ships were designed by and built for HAL. The three Windstar Ships were built for Windstar Sail Cruises, Ltd. ( "WSCL") between 1986 and 1988.

    HAL offers premium cruises of various lengths, primarily in the Caribbean, Alaska, Panama Canal, Europe, the Mediterranean, Hawaii, Mexico, South Pacific, South America and the Orient. Cruise lengths vary from 3 to 98 days, with a large proportion being seven or ten days in length. Periodically, the HAL Ships make longer grand cruises or operate on short-term special itineraries. For example, in 1994, the Statendam made a 98-day world cruise, a 36-day Grand Mediterranean and Black Sea voyage and the Maasdam made a 62-day Grand Australian and New Zealand voyage. HAL will continue to offer these special and longer itineraries in order to increase travel opportunities for its customers and strengthen its cruise offerings in view of the fleet expansion. The three Windstar Ships currently operate in the Caribbean, the Mediterranean and the South Pacific.

    The following table presents summary information concerning the Company's ships. Areas of operation are based on current itineraries and are subject to change.

                                            YEAR
                                           FIRST IN                GROSS        LENGTH       PRIMARY
                                           COMPANY      PAX     REGISTERED       AND         AREAS OF
NAME              REGISTRY        BUILT     SERVICE     CAP*       TONS         WIDTH       OPERATION
- ----              --------        -----    --------     ----       ----         -----       ---------
CARNIVAL CRUISE LINES
- ---------------------
Fascination        Panama         1994       1994       2,040     70,367       855/104     Caribbean
Sensation          Panama         1993       1993       2,040     70,367       855/104     Caribbean
Ecstasy            Liberia        1991       1991       2,040     70,367       855/104     Caribbean
Fantasy            Liberia        1990       1990       2,044     70,367       855/104     Bahamas
Celebration        Liberia        1987       1987       1,486     47,262       738/92      Caribbean
Jubilee            Liberia        1986       1986       1,486     47,262       738/92      Mexican Riviera
Holiday            Bahamas        1985       1985       1,452     46,052       727/92      Mexican Riviera
Tropicale          Liberia        1982       1982       1,022     36,674       660/85      Caribbean
Festivale          Bahamas        1961       1978       1,146     38,175       760/90      Caribbean
                                                      -------

  Total Carnival Ships Capacity...................     14,756
                                                      -------

HOLLAND AMERICA LINE
- --------------------
Ryndam             Bahamas        1994       1994       1,266     55,451       720/101     Alaska, Caribbean
Maasdam            Bahamas        1993       1993       1,266     55,451       720/101     Europe, Caribbean
Statendam          Bahamas        1993       1993       1,266     55,451       720/101     Alaska, Caribbean
Westerdam          Bahamas        1986       1988       1,494     53,872       798/95      Canada, Caribbean
Noordam  Netherlands              1984       1984       1,214     33,930       704/89      Alaska, Caribbean
                   Antilles("N.A.")
Nieuw Amsterdam    N.A.           1983       1983       1,214     33,930       704/89      Alaska, Caribbean
Rotterdam          N.A.           1959       1959       1,075     37,783       749/94      Alaska,  Hawaii
                                                      -------

  Total HAL Ships Capacity........................      8,795
                                                      -------

WINDSTAR CRUISES
- ----------------
Wind Spirit        Bahamas        1988       1988         148     5,736        440/52      Caribbean,
                                                                                            Mediterranean
Wind Song          Bahamas        1987       1987         148     5,703        440/52      South Pacific
Wind Star          Bahamas        1986       1986         148     5,703        440/52      Caribbean,
                                                      -------                               Mediterranean

   Total Windstar Ships Capacity..................        444
                                                      -------
TOTAL CAPACITY....................................     23,995
                                                      =======

- -----------------------------------------

* In accordance with industry practice passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.

    CRUISE SHIP CONSTRUCTIONS

    The Company is currently constructing six cruise ships to be operated under the Carnival name and two cruise ships to be operated under the Holland America Line name. The following table presents summary information concerning ships under construction:

                                                                                        LENGTH
                              EXPECTED                          PAX                      AND      APPROXIMATE
VESSEL                        DELIVERY         SHIPYARD         CAP         TONS        WIDTH        COST
- ------                        --------         --------         ---         ----        -----        ----
                                                                                                    (000's)
CARNIVAL CRUISE LINES
- ---------------------
Imagination                 June 1995         Masa-Yards       2,040       70,367      855/104   $  330,000
Inspiration                 March 1996        Masa-Yards       2,040       70,367      855/104      270,000
To Be Named               September 1996      Fincantieri      2,640      101,000      886/116      400,000
To Be Named               February 1998       Masa-Yards       2,040       70,367      855/104      300,000
To Be Named               November 1998       Masa-Yards       2,040       70,367      855/104      300,000
To Be Named               December 1998       Fincantieri      2,640      101,000      886/116      415,000
                                                             -------                            -----------
  Total Carnival Ships Capacity                               13,440                              2,015,000
                                                             ------                             ----------

HOLLAND AMERICA LINE
- --------------------

Veendam                     June 1996         Fincantieri      1,266       55,451      720/101      225,000
To Be Named               September 1997      Fincantieri      1,320       62,000      776/106      235,000
                                                             -------                           ------------
  Total HAL Ships Capacity                                     2,586                                460,000
                                                             -------                           ------------
TOTAL                                                         16,026                             $2,475,000
                                                              ======                             ==========


    OTHER CRUISE ACTIVITIES

    In April 1992, the Company finalized an agreement to acquire up to 50% of a joint venture company ("Seabourn") which had been set up to acquire the cruise operations of K/S Seabourn Cruise Line. The Company's investment in Seabourn is in the form of two subordinated secured ten-year loans of $15 million and $10 million, respectively. In return for providing Seabourn with sales and marketing support, the Company received a 25% equity interest. The $10 million note is convertible at any time prior to maturity into an additional 25% interest, and in certain instances will automatically convert into an additional 25% interest, in Seabourn. Seabourn operates two ultra-luxury ships, which have an aggregate capacity of 408 passengers and have itineraries in the Caribbean, the Baltic, the Mediterranean and the Far East.

    In September 1993 the Company acquired a 16.6% equity interest in Epirotiki Lines , a Greece based operator of eight cruise ships with an aggregate capacity of approximately 5,200 passengers, in exchange for the cruise ship Mardi Gras. In March 1994 the Company acquired an additional 26.4% equity interest, bringing its total ownership interest to 43%, in exchange for the cruise ship FiestaMarina. In February 1995, the Epirotiki venture reorganized which resulted in the Company obtaining an additional 6% interest for a total ownership of 49%. The Greece-based company operates its eight cruise ships primarily on itineraries in the Aegean and Eastern Mediterranean Seas.

    In October 1993, Carnival Cruise Lines' Carnivale was renamed the FiestaMarina and began service with FiestaMarina Cruises, a division of Carnival catering to the Latin America and Spanish speaking U.S. markets, departing from San Juan, Puerto Rico and LaGuaira/Caracas, Venezuela for 3-, 4- and 7-day cruises. In September 1994, this product was discontinued as the depth of the market could not support the size of the vessel. The vessel, which was under charter, was returned to Epirotiki Lines.

    CRUISE TARIFFS

    Unless otherwise noted, brochure prices include round trip airfare from over 175 cities in the United States and Canada. If a passenger chooses not to have the Company provide air transportation, the ticket price is reduced. Brochure prices vary depending on size and location of cabin, the time of year that the voyage takes place, and when the booking is made. The cruise brochure price includes a wide variety of activities and facilities, such as a fully equipped casino, nightclubs, theatrical shows, movies, parties, a discotheque, a health club and swimming pools on each ship. The brochure price also includes numerous dining opportunities daily.

    Brochure pricing information below is per person based on double occupancy:

    AREA OF OPERATION                           CRUISE LENGTH                    PRICE RANGE
    -----------------                           -------------                    -----------
CARNIVAL CRUISE LINES
    Caribbean                                         3-day                     $549--$1,169
                                                      4-day                       649--1,329
                                                      7-day                     1,399--2,429
    Mexico                                            3-day                       549--1,169
                                                      4-day                       649--1,329
                                                      7-day                     1,399--2,429

HOLLAND AMERICA LINE (1)
    Alaska                                            3-day                     $ 504--3,094
                                                      4-day                      728-- 4,468
                                                      7-day                     1,120--6,875
    Caribbean                                         7-day                     1,495--5,200
                                                     10-day                     2,135--7,240
    Europe                                    10- to 12-day                    3,240--13,345
    Panama Canal                              10- to 22-day                    2,185--14,840
WINDSTAR  CRUISES (1)
    Caribbean                                         7-day                   $2,995--$3,195
    Mediterranean                              7- to 16-day                     3,895--6,695
    South Pacific                                     7-day                     2,995--3,195

- -----------------------------------------------------
(1) Prices represent cruise only
- -----------------------------------------------------

    Brochure prices are regularly discounted through the Company's early booking discount program and other promotions.

    ON-BOARD AND OTHER REVENUES

    The Company derives revenues from certain on-board activities and services including casino gaming, liquor sales, gift shop sales, shore tours, photography and promotional advertising by merchants located in ports of call.

    The casinos, which contain slot machines and gaming tables including blackjack, craps, roulette and stud poker are open when the ships are at sea in international waters. The Company also earns revenue from the sale of alcoholic beverages. Certain onboard activities are managed by independent concessionaires from which the Company collects a percentage of revenues, while certain others are managed by the Company.

    The Company receives additional revenue from the sale to its passengers of shore excursions at each ship's ports of call. On the Carnival Ships, such shore excursions are operated by independent tour operators and include bus and taxi sight-seeing excursions, local boat and beach parties, and nightclub and casino visits. On the HAL Ships, shore excursions are operated by Holland America Westours and independent parties.

    In conjunction with its cruise vacations on the Carnival Ships, the Company sells pre- and post-cruise land packages. Such packages generally include one, two or three-night vacations at locations such as Walt Disney World in Orlando, Florida or resorts in the South Florida and the San Juan Puerto Rico areas.

    In conjunction with its cruise vacations on the HAL Ships, HAL sells pre-cruise and post-cruise land packages which are more fully described below. (See "Item 1. Business - Tour Segment")

    PASSENGERS

    The following table sets forth the aggregate number of passengers carried and percentage occupancy for the Company's ships for the periods indicated:

                                             FISCAL YEAR ENDED NOVEMBER 30,
                                             1994        1993          1992
                                             ----        ----          ----
    Number of Passengers                 1,354,000   1,154,000     1,153,000
    Occupancy Percentage*                   104.0%      105.3%        105.3%

- -----------------------------------------
    * In accordance with industry practice, total capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers. Occupancy percentages in excess of 100% indicate that more than two passengers occupied some cabins.
- -----------------------------------------

    The following table sets forth the actual occupancy percentage for all cruises on the Company's ships during each quarter for the fiscal years ended November 30, 1993 and November 30, 1994:

                                                 OCCUPANCY
         QUARTER ENDING                          PERCENTAGE
         --------------                          ----------
         February 28, 1993                        100.9%
         May 31, 1993                             104.2
         August 31, 1993                          114.3
         November 30, 1993                        100.9
         February 28, 1994                        100.2
         May 31, 1994                             101.2
         August 31, 1994                          113.4
         November 30, 1994                        100.9

    SALES AND MARKETING

    The Company markets the Carnival Ships as the "Fun Ships(R)" and uses the themes "Carnival's Got the Fun(R)" and "The Most Popular Cruise Line in the World(R)", among others.

    Carnival advertises nationally directly to consumers on network television and through extensive print media featuring its spokesperson, Kathie Lee Gifford. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Ships(R)" concept and the "Carnival(R)" name. Substantially all of Carnival's cruise bookings are made through travel agents, which arrangement is encouraged as a matter of policy. In fiscal 1994, Carnival took reservations from about 28,000 of approximately 45,000 travel agencies in the United States and Canada. Travel agents receive a standard commission of 10% (15% in the State of Florida), plus the potential of an additional commission based on sales volume. Moreover, because cruise vacations are substantially all-inclusive, sales of Carnival cruise vacations yield a significantly higher commission to travel agents than selling air tickets and hotel rooms. During fiscal 1994, no one travel agency accounted for more than 2% of Carnival's revenues.

    Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Ships(R)" cruise vacations. Carnival employs approximately 90 field sales representatives and 40 in-house service representatives to motivate independent travel agents and promote its cruises. Carnival believes it has the largest sales force in the industry.

    To facilitate access and to simplify the reservation process, Carnival employs approximately 290 reservation agents to take bookings from independent travel agents. Carnival's fully-automated reservation system allows its reservation agents to respond quickly to book cabins on its ships. Carnival has a policy of pricing comparable cabins (based on size, location and length of voyage) on its various ships at the same rate ("common rating"). Such common rate includes round-trip airfare, which means that any passenger can fly from any one of over 175 cities in the United States and Canada to ports of embarkation for the same price. By common rating, Carnival is able to offer customers a wider variety of voyages for the same price, which the Company believes improves occupancy on all its cruises.

    Carnival's cruises generally are substantially booked several months in advance of the sailing date. This lead time allows Carnival to adjust its prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. During late fiscal 1992, Carnival decided to introduce its SuperSaver fares at an earlier stage of the booking process to promote effective yield management and to encourage potential passengers to book cruise reservations earlier. Carnival's payment terms require that a passenger pay approximately 15% of the cruise price within 7 days of the reservation date and the balance not later than 45 days before the sailing date for 3- and 4-day cruises and 60 days before the sailing date for 7-day cruises.

    Carnival believes that its success is due in large part to its unique product positioning within the industry. Carnival markets the Carnival Ship cruises not only as alternatives to competitors' cruises, but as vacation alternatives to land-based resorts and sight-seeing destinations. Carnival seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. Carnival's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. Carnival markets the Carnival Ship cruises as the "Fun Ships(R)" experience, which includes a wide variety of shipboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and unlimited food.

    The Company's product positioning stems from its belief that the cruise market is actually comprised of three primary segments with different passenger demographics and, therefore, different passenger requirements and growth characteristics. These three segments are the contemporary, premium and luxury specialty segments. The luxury specialty segment, which is not as large as the other segments, is served by cruises with per diems of $300 or higher. The premium segment typically is served by cruises that last for 7 to 14 days or more at per diem rates of $250 or higher, and appeal principally to more affluent customers. Passengers that travel on cruises serving the luxury specialty and premium segments typically have previously been on a cruise ship, and marketing efforts in these segments are geared toward reaching these experienced cruise passengers. The contemporary segment, on the other hand, is served typically by cruises that are 7 days or shorter in length, are priced at per diem rates of $200 or less, and feature a casual ambience. Because cruises serving the contemporary segment are more affordable, require less time and are more casual in nature, they appeal to passengers of all ages and income categories. The primary market for the contemporary segment is the first time cruise passenger (only an estimated 7% of the North American population has ever cruised). The Company believes that the success and growth of the Carnival cruises are attributable in large part to its early recognition of this market segmentation and its efforts to reach and promote the expansion of the contemporary segment.

    The HAL and Windstar Ships cater to the premium and luxury specialty markets, respectively. The Company believes that the hallmarks of the HAL experience are beautiful ships and gracious attentive service. HAL communicates this difference as "A Tradition of Excellence(R)", a reference to its long standing reputation as a first class and grand cruise line.

    Substantially all of HAL's bookings are made through travel agents, which arrangement HAL encourages as a matter of policy. In fiscal 1994, HAL took reservations from about 20,000 of approximately 45,000 travel agencies in the U.S. and Canada. Travel agents receive a standard commission of between 10% and 15%, depending on the specific cruise product sold, with the potential for override commissions based upon sales volume. During 1994, no one travel agency accounted for more than 1% of HAL's total revenue.

    HAL has focused much of its recent sales effort at creating an excellent relationship with the travel agency community. This is related to the HAL marketing philosophy that travel agents have a large impact on the consumer cruise selection process, and will recommend HAL more often because of its excellent reputation for service to both consumers and independent travel agents. HAL solicits continuous feedback from consumers and the independent travel agents making bookings with HAL to insure they are receiving excellent service.

    HAL's marketing communication strategy is primarily composed of newspaper and magazine advertising, large scale brochure distribution and direct mail solicitations to past passengers (referred to as "alumni") and cable television. HAL engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. HAL employs approximately 50 field sales representatives and 30 in-house sales representatives to support the field sales force. Carnival's approximate 90 field sales representatives also promote HAL products. To facilitate access to HAL and to simplify the reservation process for the HAL ships, HAL employs approximately 220 reservation agents to take bookings from travel agents.
HAL's cruises generally are booked several months in advance of the sailing date. The Company solicits current and former passengers of the Carnival Ships to take future cruises on the HAL and Windstar Ships.

    Windstar Cruises has its own marketing and reservations staff. Field sales representatives for both HAL and Carnival act as field sales representatives for Windstar. Marketing efforts are primarily devoted to a) travel agent support and awareness, b) direct mail solicitation of past passengers, and c) distribution of brochures.

    The marketing features the distinctive nature of the graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries" (apart from the normal cruise experience). Windstar's cruise market positioning is embodied in the phrase "180 degrees from ordinary".

    SEASONALITY

    The Company's revenue from the sale of passenger tickets for the Carnival Ships is moderately seasonal. Historically, demand for Carnival cruises has been greater during the periods from late December through April and late June through August. Demand traditionally is lower during the period from September through mid-December and during May. To allow for full availability during peak periods, drydocking maintenance is usually performed in September, October and early December. HAL cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska and Europe. Demand for HAL cruises is lower during the winter months when HAL ships sail in more competitive markets.

    COMPETITION

    Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sight-seeing destinations, and public demand for such activities is influenced by general economic conditions.

    The Carnival Ships compete with cruise ships operated by seven different cruise lines which operate year round from Florida and California with similar itineraries and with seven other cruise lines operating seasonally from other Florida and California ports, including cruise ships operated by HAL. Competition for cruise passengers in South Florida is substantial. Ships operated by Royal Caribbean Cruise Lines and Norwegian Cruise Lines sail regularly from Miami on itineraries similar to those of the Carnival Ships. Carnival competes year round with ships operated by Royal Caribbean Cruise Lines and Princess Cruises embarking from Los Angeles to the west coast of Mexico. Cruise lines such as Norwegian Cruise Lines, Royal Caribbean Cruise Lines, Costa Cruises, Cunard and Princess Cruise Lines offer voyages competing with Carnival from San Juan to the Caribbean.

    In the Alaska market, HAL competes directly with cruise ships operated by seven different cruise lines with the largest competitors being Princess Cruise Lines and Regency Cruises, Inc. Over the past several years, there has been a steady increase in the available capacity among all cruise lines in the Alaska market.

    The Alaska market is divided into two areas: southeast Alaska and the Gulf of Alaska. In the southeast Alaska market, HAL's primary competitor is Princess Cruise Lines. In the Gulf of Alaska market, HAL's primary competitors are Princess Cruise Lines and Regency Cruises, Inc.

    In the Caribbean market, HAL competes with cruise ships operated by 14 different cruise lines, its primary competitors being Princess Cruise Lines, Royal Caribbean Cruise Lines and Norwegian Cruise Line, as well as the Carnival Ships. In 1989, the Company began introducing a number of new itineraries which reduces the extent to which HAL competes directly with the Carnival Ships.

    GOVERNMENTAL REGULATION

    The Ecstasy, Fantasy, Jubilee, Celebration and Tropicale are Liberian flagged ships, the Sensation and Fascination are Panamanian flagged ships, and the balance of the Carnival Ships are registered in the Bahamas. The Ryndam, Maasdam, Statendam and Westerdam are registered in the Bahamas, while the balance of the HAL Ships are flagged in the Netherlands Antilles. The Windstar Ships are registered in the Bahamas. The ships are subject to inspection by the United States Coast Guard for compliance with the Convention for the Safety of Life at Sea and by the United States Public Health Service for sanitary standards. The Company is also regulated by the Federal Maritime Commission, which, among other things, certifies ships on the basis of the ability of the Company to meet obligations to passengers for refunds in case of non-performance. The Company believes it is in compliance with all material regulations applicable to its ships and has all licenses necessary to the conduct of its business. In connection with a significant portion of its Alaska cruise operations, HAL relies on a concession permit from the National Park Service to operate its cruise ships in Glacier Bay National Park, which is periodically renewed. There can be no assurance that the permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference rights, will remain unchanged in the future.

    The International Maritime Organization has adopted safety standards as part of the "Safety of Life at Sea" ("SOLAS") Convention, applicable generally
to all passenger ships carrying 36 or more passengers.   Generally, SOLAS
imposes enhanced vessel structural requirements designed to improve passenger safety. The SOLAS requirements are phased in through the year 2010. However, certain stringent SOLAS fire safety requirements must be implemented by 1997. Only two of the Company's vessels, Carnival's Festivale, and HAL's Rotterdam are expected to be affected by the SOLAS 1997 requirements which will not result in material costs to the Company.

    From time to time various other regulatory and legislative changes have been or may in the future be proposed that could have an effect on the cruise industry in general.

    FINANCIAL INFORMATION

    For financial information about the Company's cruise ship segment with respect to the three fiscal years ended November 30, 1994, see Note 11 "Segment Information" to the Company's Consolidated Financial Statements as of November 30, 1994 in the Company's 1994 annual report on page 29 incorporated by reference into this document.


    C. TOUR SEGMENT

    In addition to its cruise business, HAL markets sight-seeing tours separately and as a part of cruise/tour packages under the Holland America Westours name. Tour operations are based in Alaska, Washington State and western Canada. Since a substantial portion of Holland America Westours' business is derived from the sale of tour packages in Alaska during the summer tour season, tour operations are highly seasonal.

    HOLLAND AMERICA WESTOURS

    Holland America Line-Westours Inc. ("Holland America Westours") is a wholly-owned subsidiary of HAL. The group of subsidiaries which together comprise the tour operations perform three independent yet interrelated functions. During 1994, as part of an integrated travel program to destinations in Alaska and the Canadian Rockies, the tour service group offered 62 different tour programs varying in length from 6 to 23 days. The transportation group and hotel group support the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

    Four luxury dayboats perform an important role in the integrated Alaska travel program offering tours to the glaciers and fjords of Alaska and the Yukon River. The Fairweather cruises the Lynn Canal in Southeast Alaska and the Glacier Queen II cruises to the Columbia Glacier near Valdez, Alaska. The third dayboat, the Yukon Queen, cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska. A fourth dayboat, the Ptarmigan, operates on Portage Lake in Alaska. The four dayboats have a combined capacity of 696 passengers.

    A fleet of over 290 motor coaches using the trade name Gray Line operate in Alaska, Washington and western Canada. These motor coaches are used for extended trips, city sight-seeing tours and charter hire. HAL conducts its tours both as part of a cruise/tour package and as individual sight-seeing products sold under the Gray Line name. In addition, HAL operates express Gray Line motor coach service between downtown Seattle and the Seattle-Tacoma International Airport.

    Ten private domed rail cars, which are called "McKinley Explorers", run on the Alaska railroad between Anchorage and Fairbanks, stopping at Denali National Park.

    In connection with its tour operations, HAL owns or leases motor coach maintenance shops in Seattle, and at Juneau, Fairbanks, Anchorage, Skagway and Ketchikan in Alaska. HAL also owns or leases service offices at Anchorage, Fairbanks, Juneau, Ketchikan and Skagway in Alaska, at Whitehorse in the Yukon Territory, in Seattle and at Vancouver in British Columbia. Certain real property facilities on federal land are used in HAL's tour operations pursuant to permits from the applicable federal agencies.

    WESTMARK HOTELS

    HAL owns and/or operates 16 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels. Four of the hotels are located in Canada's Yukon Territory and offer a combined total of 585 rooms. The remaining 12 hotels, all located throughout Alaska, provide a total of 1,650 rooms, bringing the total number of hotel rooms to 2,235.

    The hotels play an important role in HAL's tour program during the summer months when they provide accommodations to the tour passengers. The hotels located in the larger metropolitan areas remain open during the entire year, acting during the winter season as centers for local community activities while continuing to accommodate the travelling public. HAL hotels include dining, lounge and conference or meeting room facilities. Certain hotels have gift shops and other tourist services on the premises.

    The hotels are summarized in the following table:


                                                                                      OPEN DURING
HOTEL NAME                                    LOCATION              ROOMS             1994 SEASON
- ----------                                    --------              -----             ------------
Alaska Hotels:
    Westmark Anchorage                       Anchorage               198              year-round
    Westmark Inn                             Anchorage                90              seasonal
    Westmark Inn                             Fairbanks               173              seasonal
    Westmark Fairbanks                       Fairbanks               238              year-round
    Westmark Juneau                          Juneau                  105              year-round
    The Baranof                              Juneau                  194              year-round
    Westmark Cape Fox                        Ketchikan                72              year-round
    Westmark Kodiak                          Kodiak                   81              year-round
    Westmark Shee Atika                      Sitka                   101              year-round
    Westmark Inn Skagway                     Skagway                 209              seasonal
    Westmark Tok                             Tok                      92              seasonal
    Westmark Valdez                          Valdez                   97              year-round

Canadian Hotels (Yukon Territory):
    Westmark Inn                             Beaver Creek            174              seasonal
    Westmark Klondike Inn                    Whitehorse               99              seasonal
    Westmark Whitehorse                      Whitehorse              181              year-round
    Westmark Inn                             Dawson                  131              seasonal

    Thirteen of the hotels are owned by a HAL subsidiary. The remaining three hotels, Westmark Anchorage, Westmark Cape Fox and Westmark Shee Atika are operated under arrangements involving third parties such as management agreements and leases.

    For the hotels that operate year-round, the occupancy percentage for 1994 was 61.1%, and for the hotels that operate only during the summer months, the occupancy percentage for 1994 was 76.9%.

    SEASONALITY

    The Company's tour revenues are extremely seasonal with a large majority generated during the late spring and summer months in connection with the Alaska cruise season. Holland America Westours' tours are conducted in Washington, Alaska and the Canadian Rockies. The Alaska and Canadian Rockies tours coincide to a great extent with the Alaska cruise season, May through September. Washington tours are conducted year-round although demand is greatest during the summer months. During periods in which tour demand is low, HAL seeks to maximize its motor coach charter activity such as operating charter tours to ski resorts in Washington and Canada.

    SALES AND MARKETING

    HAL tours are marketed both separately and as part of cruise-tour packages. Although most HAL cruise-tours include a HAL cruise as the cruise segment, other cruise lines also market HAL tours as a part of their cruise tour packages and sight-seeing excursions. Tours sold separately are marketed through independent travel agents and also directly by HAL, utilizing sales desks in major hotels. General marketing for the hotels is done through various media in Alaska, Canada and the continental United States. Travel agents, particularly in Alaska, are solicited, and displays are used in airports in Seattle, Washington, Portland, Oregon and various Alaskan cities. Rates at Westmark Hotels are on the upper end of the scale for hotels in Alaska and the Canadian Yukon.

    CONCESSIONS

    Certain tours in Alaska are conducted on federal property requiring concession permits from the applicable federal agencies such as the National Park Service or the United States Forest Service.

    COMPETITION

    Holland America Westours competes with independent tour operators and motor coach charter operators in Washington, Alaska and the Canadian Rockies. The primary competitors in Alaska are Princess Tours (which owns approximately 120 motor coaches and three hotels) and Alaska Sightseeing/Trav-Alaska (which owns approximately 40 motor coaches). The primary competitor in Washington is Gazelle (with approximately 15 motor coaches). The primary competitors in the Canadian Rockies are Tauck Tours, Princess Tours and Brewster Transportation.

    Westmark Hotels compete with various hotels throughout Alaska, including the Super 8 national motel chain, many of which charge prices below those charged by HAL. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

    GOVERNMENT REGULATION

    HAL's motor coach operations are subject to regulation both at the federal and state levels, including primarily the Interstate Commerce Commission, the U.S. Department of Transportation, the Washington Utilities and Transportation Commission, the British Columbia Motor Carrier Commission and the Alaska Transportation Commission. Certain of HAL's tours involve federal properties and are subject to regulation by various federal agencies such as the National Park Service, the Federal Maritime Administration and the U.S. Forest Service.

    In connection with the operation of its beverage facilities in the Westmark Hotels, HAL is required to comply with state, county and/or city ordinances regulating the sale and consumption of alcoholic beverages. Violations of these ordinances could result in fines, suspensions or revocation of such licenses and preclude the sale of any alcoholic beverages by the hotel involved.

    In the operation of its hotels, HAL is required to comply with applicable building and fire codes. Changes in these codes have in the past and may in the future, require substantial capital expenditures to insure continuing compliance such as the installation of sprinkler systems.

    FINANCIAL INFORMATION

    For financial information about the Company's tour segment with respect to the three fiscal years ended November 30, 1994, see Note 11 "Segment Information" to the Company's Consolidated Financial Statements as of November 30, 1994 in the Company's 1994 annual report incorporated by reference into this document.

     D.  EMPLOYEES

    The Company's Carnival operations have approximately 1,300 full-time and 100 part-time employees engaged in shoreside operations. Carnival also employs approximately 330 officers and approximately 6,300 crew and staff on the Carnival Ships.

    The Company's HAL operations have approximately 3,600 employees engaged in shoreside, tour and hotel operations, of which approximately 2,100 employees hold part-time/seasonal positions. HAL also employs approximately 220 officers and approximately 3,300 crew and staff on the HAL Ships and Windstar Ships.
Due to the seasonality of its Alaska and Canadian operations, HAL tends to increase its work force during the summer months, employing significant additional full-time and part-time personnel. HAL has entered into agreements with unions covering employees in certain of its hotels and certain of its tour and ship employees.

    The Company considers its employee relations generally to be good.

    E.   SUPPLIERS

    The Company's largest purchases are for airfare, advertising, fuel, food and related items, hotel supplies and products related to passenger accommodation. Although the Company chooses to use a limited number of suppliers for most of its food and fuel purchases, most of the necessary supplies are available from numerous sources at competitive prices. The use of a limited number of suppliers enables the Company to obtain volume discounts.

    F.   INSURANCE

    The Company maintains insurance covering legal liabilities related to crew, passengers and other third parties on the Carnival Ships and the HAL Ships in operation through The Standard Steamship Owners Protection & Indemnity Association (Bermuda) Limited (the "SSOPIA") and the Steamship Mutual Underwriting Association Ltd. (the "SMUAL"). The amount and terms of these insurances are governed by the rules of the foregoing associations.

    The Company currently maintains insurance on the hull and machinery of each vessel in amounts equal to the approximate market value of each vessel. The Company maintains war risk insurance on each vessel. This coverage includes legal liability to crew and passengers including terrorist risks for which coverage would be excluded from SSOPIA or SMUAL. The coverage for hull and machinery and war risks is effected with international markets, including underwriters at Lloyds. The Company, as required by the Federal Maritime Commission, maintains at all times two $15 million performance bonds for the Carnival Ships, and the HAL and Windstar Ships, respectively, to cover passenger ticket liabilities in the event of a cancelled or interrupted cruise.

    The Company maintains certain levels of self insurance for liabilities and hull and machinery through the use of substantial deductibles. Such deductibles may be increased in the future.

    The Company also maintains various insurance policies to protect the assets, earnings and liabilities arising from the operation of HAL Westours, as well as land based insurance for the Company.

    ITEM 2. PROPERTIES

    The Company's cruise ships are described in Section B of Item 1 under the heading "Cruise Ship Segment". The properties associated with HAL's tour operations are described in Section C of Item 1 under the heading "Tour Segment".
    Carnival's shoreside operations and corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida, and consists of approximately 231,000 square feet of office space which the Company leased until it purchased it in December 1994. In order to provide space for the future growth of Carnival and to consolidate existing personnel, approximately 225,000 square feet of office space is being constructed next to the existing facility with an estimated completion date of September 1996. Carnival is also leasing approximately 60,000 square feet of office space at 5225 N.W. 87th Avenue, Miami, Florida until the new facility is completed.

    HAL headquarters are at 300 Elliott Avenue West in Seattle, Washington in leased space in an office building. The lease is for approximately 119,000 square feet.

    ITEM 3. LEGAL PROCEEDINGS

    In 1986, a lawsuit was filed by the American Association of Cruise Passengers ("AACP") against Carnival Corporation, Holland America Line-Westours, Inc. and ten other cruise lines and an association of travel agents seeking treble and punitive damages, alleging violation of federal and state antitrust laws and interference with business expectancies under state common law. The amount of damages sought is not specified in the complaint and has not been revealed in discovery to date. AACP has asserted that the defendants have agreed with each other to boycott AACP because of AACP's practice of rebating travel agency commissions to passengers and advertising discounts on such cruise lines' advertised fares. The Company is contesting the case vigorously and is seeking dismissal as to Carnival Corporation on jurisdictional grounds, pursuant to prior Court of Appeals rulings. In addition, these rulings have significantly limited the total amount of damages recoverable even if liability of one or more of the cruise lines is found. Based on the current status of the proceedings, the Company does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial condition or results of operations.

    The Company is routinely involved in liability and other claims typical of the cruise ship, hotel and tour businesses. After the application of deductibles, a substantial portion of these claims are fully covered by insurance. The Company is also involved from time to time in commercial, regulatory and employment related disputes and claims. In the opinion of management, such claims, if decided adversely, individually or in the aggregate, would not have a material adverse effect upon the Company's financial condition or results of operations..

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

    None.

    EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part 1 of this report.

    The following table sets forth the name, age and title of each executive officer. Titles listed relate to positions within Carnival Corporation unless otherwise noted.

               NAME                       AGE                                      POSITION
               ----                       ---                                      --------
         Micky Arison                      45                  Chairman of the Board and Chief Executive Officer
         Gerald R. Cahill                  43                  Vice President--Finance
         Robert H. Dickinson               52                  President and Chief Operating Officer
                                                                    of Carnival and Director
         Howard S. Frank                   53                  Vice-Chairman, Chief Financial Officer and Director
         A. Kirk Lanterman                 63                  President and Chief Executive Officer of Holland
                                                                    America Line-Westours Inc. and Director
         Lowell Zemnick                    51                  Vice President and Treasurer
         Meshulam Zonis                    61                  Senior Vice President--Operations of Carnival and
                                                                    Director

    BUSINESS EXPERIENCE OF OFFICERS

    Micky Arison, age 45, has been Chief Executive Officer since 1979 and Chairman of the Board since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as sales agent, reservations manager and as Vice President in charge of passenger traffic. He is the son of Ted Arison, Carnival Corporations's founder. He served on the Board of Directors of Ensign Bank, FSB until August 30, 1990. On that date, the Office of Thrift Supervision appointed the Resolution Trust Corporation receiver of Ensign Bank.
.
    Gerald Cahill, age 43, is a Certified Public Accountant and has been Vice President-Finance since September 1994. Mr. Cahill was the chief financial officer from 1988 to 1992 and the chief operating officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with Price Waterhouse LLP.

    Robert H. Dickinson, age 52, has been President and Chief Operating Officer of Carnival since May 1993. From 1979 to May 1993, he was Senior Vice President--Sales and Marketing of Carnival. He has also been a director since June 1987.

    Howard S. Frank, age 53, has been Vice-Chairman of the Board since October 1993 and has been Chief Financial Officer and Chief Accounting Officer since July 1, 1989 and a Director since 1992. From July 1989 to October 1993 he was Senior Vice President- Finance. From July 1975 through June 1989, he was a partner with Price Waterhouse LLP.

    A. Kirk Lanterman, age 63, is a Certified Public Accountant and has been President and Chief Executive Officer of Holland America Line-Westours Inc. since January 1989 and a Director since 1992. From 1983 to January 1989, he was President and Chief Operating Officer of Holland America Line-Westours Inc. From 1979 to 1983, he was President of Westours which merged in 1983 with Holland America Line.

    Lowell Zemnick, age 51, is a Certified Public Accountant and has been Vice President since 1980 and Treasurer since September 1990. Mr. Zemnick was the chief financial officer of Carnival from 1980 to September 1990 and was the Chief Financial Officer of Carnival Corporation from May 1987 through June 1989.

    Meshulam Zonis, age 61, has been Senior Vice President--Operations of Carnival since 1979. He has also been a director since June 1987. From 1974 through 1979, Mr. Zonis was Vice President--Operations of Carnival.

                                    PART II


    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    A.  MARKET INFORMATION

    The information required by Item 5(a), market information, which appears on page 36 of the Carnival Corporation 1994 Annual Report to Shareholders, is incorporated by reference into this Form 10-K Annual Report.

    B.  HOLDERS

    The information required by Item 5(b), holders of common stock, which appears on page 36 of the Carnival Corporation 1994 Annual Report to Shareholders, is incorporated by reference into this Form 10-K Annual Report.

    C.  DIVIDENDS

        The Company declared cash dividends, restated to reflect the stock split effective November 30, 1994, of $.07 per share in each quarter of fiscal 1993, $.07 per share in each of the first three fiscal quarters of 1994, $.075 in the fourth quarter of fiscal 1994 and $.075 per share in the first quarter of 1995. Payment of future quarterly dividends will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and certain tax considerations of certain members of the Arison family and trusts for the benefit of Mr. Ted Arison's children (the "Principal Shareholders"), some of whom are required to include a portion of the Company's earnings in their taxable income, whether or not the earnings are distributed (see "D. Taxation of the Company"). The Company may also declare special dividends to all shareholders in the event that the Principal Shareholders are required to pay additional income taxes by reason of their ownership of the Common Stock, either because of an income tax audit of the Company or the Principal Shareholders or because of certain actions by the Company (such as a failure by the Company to maintain its investment in shipping assets at a certain level) that would trigger adverse tax consequences to the Principal Shareholders under the special tax rules applicable to them.

    Any dividend declared by the Board of Directors on the Company's Common Stock will be paid concurrently at the same rate on the Class A Common Stock and the Class B Common Stock.

    While no tax treaty currently exists between the Republic of Panama and the United States, under current law the Company believes that distributions to its shareholders are not subject to taxation under the laws of the Republic of Panama. Dividends paid by the Company will be taxable as ordinary income for United States Federal income tax purposes to the extent of the Company's current or accumulated earnings and profits, but generally will not qualify for any dividends-received deduction.

    Certain loan documents entered into by certain of HAL's subsidiaries restrict the level of dividend payments by HAL's subsidiaries to HAL.

    The payment and amount of any dividend is within the discretion of the Board of Directors, and it is possible that the amount of any dividend may vary from the levels discussed above. If the law regarding the taxation of the Company's income to the Principal Shareholders were to change so that the amount of tax payable by the Principal Shareholders were increased or reduced, the amount of dividends paid by the Company might be more or less than is currently contemplated.

    D.  TAXATION OF THE COMPANY

    The following discussion summarizes the expected United States Federal income taxation of the Company's current operations. State and local taxes are not discussed. The discussion is based upon currently existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed regulations thereunder and current administrative rulings and court decisions. All of the foregoing are subject to change and any such change could affect the continuing validity of this discussion. In connection with the foregoing, investors should be aware that the Tax Reform Act of 1986 (hereinafter, the "1986 Tax Act") changed significantly the United States Federal income tax rules applicable to the Company and certain holders of its stock (including the Principal U.S. Shareholders). Although the relevant provisions of the 1986 Tax Act are discussed herein, they have not yet been the subject of extensive administrative or judicial interpretation.

    UNITED STATES
    Carnival Corporation is a Panamanian corporation, and its material subsidiaries (other than subsidiaries engaged in the bus, hotel and tour business of Holland America Line) are Liberian, Netherlands Antilles, British Virgin Islands, and Bahamian corporations. Accordingly, the Company's income from sources outside of the United States ("foreign source income") generally is not subject to United States tax. Moreover, the Company anticipates that, under current law, all or virtually all of its income from sources within the United States ("United States Source Income") that constitutes Shipping Income (as defined below) will be exempt from United States corporate income taxation for as long as Carnival Corporation and its subsidiaries meet the requirements of Section 883 of the Code. Section 883 of the Code provides that income of a foreign corporation derived from the international operation, or from the rental on a full or bareboat basis, of ships ("Shipping Income") is exempt from United States taxation if (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to citizens of the United States and to corporations organized in the United States (an "equivalent exemption jurisdiction") and (2) the foreign corporation is a controlled foreign corporation ("CFC") as defined in Section 957(a) of the Code (the "CFC Test"). The Company believes that substantially all of its United States Source Income other than Holland America Line's income from its bus, hotel and tour operations, currently qualifies as Shipping Income, and that Panama, the Netherlands Antilles, the British Virgin Islands, the Bahamas, and Liberia are equivalent exemption jurisdictions. (Holland America Line's income from its hotel and tour operations, is not Shipping Income, and, accordingly, is subject to United States corporate income tax). If, however, Panamanian, Netherlands Antilles, British Virgin Islands, Bahamian or Liberian law were to change adversely, the Company would consider taking appropriate steps (including reincorporating in another jurisdiction) so as to remain eligible for the exemption from United States Federal income tax provided by Section 883 of the Code.

    A foreign corporation is a CFC when stock representing more than 50% of such corporation's voting power or equity value is owned (or considered as owned) on any day of its fiscal year by United States persons who each own (or are considered as owning) stock representing 10% or more of the corporation's voting power ("Ten Percent Shareholders"). Stock of the Company representing more than 50% of the total combined voting power of all classes of stock is owned by the Micky Arison 1994 "B" Trust (the "B Trust"),which is a "United States Person", and thus the Company meets the definition of a CFC. The B Trust is a U.S. trust whose primary beneficiary is Micky Arison, the Company's Chairman of the Board. Accordingly, at the corporate level, the Company expects that virtually all of its income (with the exception of its United States source income from the operation of transportation, hotel and tour business of HAL) to remain exempt from United States Income taxes. The B Trust has entered into an agreement with the Company that is designed to ensure, except under certain limited circumstances, that stock possessing more than 50% of the Company's voting power will be held by Ten Percent Shareholders until at least July 1, 1997. Because the Company is a CFC, a pro rata share of the shipping earnings of the Company, as well as certain other amounts, is includable in the taxable income of any "Ten Percent Shareholder", as defined above.

    A substantial portion of the Company's income will, as discussed below, be treated as United States Source Income. If the Company were to fail to meet the requirements of Section 883 of the Code with respect to any of its United States Source Income (or if Section 883 of the Code were repealed), some or all of the Company's Shipping Income that is United States Source Income would become subject to a significant United States tax burden. Any such United States Source Income that is considered to be "effectively connected" with the conduct of a United States trade or business would be subject not only to general United States Federal corporate income tax, but also to a 30% "branch level" tax on effectively connected earnings and profits (generally, adjusted taxable income reduced by taxes and adjusted for the amount of the Company's earnings treated as reinvested in the Company's United States business). Any such United States Source Income that is not considered to be effectively connected with a United States trade or business will instead be subject to a 4% tax on United States source gross transportation income (or, possibly, to a 30% tax if any such income were considered to be 100% United States Source Income under the rules described below, which, as discussed below, the Company does not believe to be the case with respect to any significant portion of its Shipping Income). The Company believes that at least a significant portion of its United States Source Income would probably be considered to be effectively connected with a United States trade or business for this purpose.

    Under amendments to the Code enacted as part of the 1986 Tax Act, the Company's United States Source Income will include 50% of all transportation income (including income derived from, or in connection with, the use or hiring, or leasing for use of a cruise ship, or the performance of services directly related to such use) attributable to transportation that begins or ends in the United States, and 100% of such transportation income with respect to transportation which begins and ends in the United States. The legislative history of these rules suggests that a cruise which begins and ends in United States ports, but which calls on one or more foreign ports (including ports in possessions of the United States), will be treated as transportation that begins or ends in the United States, rather than as transportation that begins and ends in the United States, thus resulting in no more (and, with respect to a cruise that calls on more than one foreign port, possibly less) than 50% United States Source Income. There are, however, no regulations or other authoritative interpretations of these new rules, and, accordingly, the matter is not entirely free from doubt.

    Under a provision of the Technical and Miscellaneous Revenue Act of 1988,
Section 883 of the Code applies only to income derived from the international operation of ships. The legislative history of that provision indicates that
Section 883 of the Code does not apply to Shipping Income that is treated as 100% United States Source Income under the source of income rules discussed in the preceding paragraph since it does not constitute income from the international operation of a ship because it results from transportation that is considered to begin and end in the United States; accordingly, any such income may well be subject to United States corporate tax unless another exception were applicable. As discussed in the preceding paragraph, although the matter is not entirely free from doubt, the Company does not believe that any significant portion of its Shipping Income from its current operations is 100% United States Source Income under the applicable provisions of the Code. Accordingly, the Company does not believe that the 1988 legislation significantly increases its United States corporate tax with respect to its current operations.

    OTHER JURISDICTIONS

    The Company anticipates that its income will not be subject to significant taxation under the laws of the Republic of Panama, Liberia, the Netherlands Antilles, the British Virgin Islands or the Bahamas.


    ITEM 6.  SELECTED FINANCIAL DATA

    The information required by Item 6, selected financial data for the five years ended November 30, 1994, which appears on page 35 of the Carnival Corporation 1994 Annual Report to Shareholders, is incorporated by reference into this Form 10-K Annual Report.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, which appears on pages 32 through 34 of the Carnival Corporation 1994 Annual Report to Shareholders, is incorporated by reference into this Form 10-K Annual Report.


    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The financial statements, together with the report thereon of Price Waterhouse LLP dated January 23, 1995, appearing on pages 20 through 31 and supplemental data on page 36 of the Carnival Corporation 1994 Annual Report to Shareholders are incorporated by reference into this Form 10-K Annual Report.


    ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III


    ITEMS 10, 11, 12 AND 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year except that the information concerning the Registrant's executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.


                                    PART IV


    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K

    (a) (1)-(2) FINANCIAL STATEMENTS AND SCHEDULES:

    The list of financial statements set forth in the index on page 19 of Registrant's 1994 Annual Report filed with the commission with this filing is hereby incorporated herein by this reference. No financial statement schedules are required, pursuant to SEC Release #33-7118, for filings made after December 20, 1994.

    (3)  EXHIBITS:

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

    (b) No reports on Form 8-K were filed during the three months ended November 30, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 23rd day of February 1995.


                                CARNIVAL CORPORATION.

                                By   /s/ Micky Arison
                                     -------------------------------------
                                                      Micky Arison
                                                      Chairman of the Board and
                                                      Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Micky Arison                  Chairman of the Board, Chief                 February 23, 1995
    --------------------------------   Executive Officer and Director
    Micky Arison

     /s/ Howard S. Frank               Vice-Chairman, Chief Financial               February 23, 1995
    --------------------------------   and Accounting Officer and Director
    Howard S. Frank

     /s/ Maks L. Birnbach              Director                                     February 23, 1995
    --------------------------------
    Maks L. Birnbach

     /s/ Richard G. Capen, Jr.         Director                                     February 23, 1995
    --------------------------------
    Richard G. Capen, Jr.

     /s/ Robert H. Dickinson           Director                                     February 23, 1995
    --------------------------------
    Robert H. Dickinson

     /s/ A. Kirk Lanterman             Director                                     February 23, 1995
    --------------------------------
    A. Kirk Lanterman

     /s/ Harvey Levinson               Director                                     February 23, 1995
    --------------------------------
    Harvey Levinson

     /s/ Modesto Maidique              Director                                     February 23, 1995
    --------------------------------
    Modesto Maidique

     /s/ William S. Ruben              Director                                     February 23, 1995
    --------------------------------
    Willaim S. Ruben

     /s/ Stuart Subotnick              Director                                     February 23, 1995
    --------------------------------
    Stuart Subotnick

     /s/ Sherwood M. Weiser            Director                                     February 23, 1995
    --------------------------------
    Sherwood M. Weiser

     /s/ Meshulam Zonis                Director                                     February 23, 1995
    --------------------------------
    Meshulam Zonis

     /s/ Uzi Zucker                    Director                                     February 23, 1995
    --------------------------------
    Uzi Zucker

INDEX TO EXHIBITS

                                                                                                                        Page No. in
                                                                                                                         Sequential
                                                                                                                          Numbering
Exhibits                                                                                                                     System
- --------                                                                                                                     ------
 3.1     - Form of Amended and Restated Articles of Incorporation of the Company.(1)
 3.2     - Form of By-laws of the Company.(2)
 4.1     - Letter Agreement dated July 11, 1989 between the Company and the Ted Arison Irrevocable Trust.(3)
 4.2     - Revolving Credit Agreement dated July 1, 1993 between the Company and Citibank N.A. and certain banks named therein.(4)
 4.3     - Indenture entered into by the Registrant and First Trust National Association, as Trustee, relating to the
           4-1/2% Convertible Subordinated Notes Due July 1, 1997 and the Form of Notes.(5)
 4.4     - Amendment No. 1 to Revolving Credit Agreement dated June 15, 1994 between the Company and Citibank N.A.(6)
 4.5     - Form of Indenture dated as of March 1, 1993 between Carnival Cruise Lines, Inc. and First Trust National
           Association, as Trustee, relating to the Debt Securities, including form of Debt Security.(7)
 4.6     - Second Amended and Restated Shareholder Agreement dated September 26, 1994 by and among Carnival Corporation,
           Ted Arison, TAMMS Investment Company, The Ted Arison Family Holding Trust No. 4, The Micky Arison "B" Trust,
           and T.A. Limited. (8)
 4.7     - Assignment and Assumption Agreement dated September 26, 1994 by and among Ted Arison, Baring Brothers Ltd.,
           Keinnort Benson Trustees Ltd., Cititrust Ltd., W.A.M. Trustees Jersey Ltd., and Carnival Corporation. (9)
10.1     - Carnival Cruise Lines, Inc. Stock Option Plan.(10)
10.2     - Carnival Cruise Lines, Inc. Restricted Stock Plan.(11)
10.3     - Carnival Cruise Lines, Inc. Retirement Plan.(12)
10.4     - Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.(13)
10.5     - Carnival Cruise Lines, Inc. Key Management Incentive Plan.(14)
10.6     - 1993 Outside Directors' Stock Option Plan.(15)
10.7     - Consulting Agreement/Registration Rights Agreement dated June 14, 1991, between the Company and Ted
           Arison.(16)
10.8     - Form of Deferred Compensation Agreement between the Company and each of Harvey Levinson, Meshulam Zonis and
           Robert H. Dickinson.(17)
10.9     - Indemnity Agreement between the Company and Ted Arison.(18)
10.10    - Stock Compensation Agreement dated February 1, 1991, between the Company and Robert H. Dickinson.(19)
10.11    - Employment Agreement dated July 1, 1989, between the Company and Howard Frank.(20)
10.12    - Carnival Cruise Lines, Inc. 1992 Stock Option Plan.(21)
10.13    - Holland America Line-Westours Inc. 1991-1993 Key Management Incentive Plan.(22)
10.14    - Amendment to the Carnival Cruise Lines, Inc. Stock Option Plan.(23)
10.15    - Holland America Line-Westours Inc. 1989 and 1990 Key Management Incentive Plan.(24)
10.16    - Consulting Agreement dated July 31, 1992, between the Company and Arison Investments Ltd.(25)
10.17    - First Amendment to Consulting Agreement/Registration Rights Agreement.(26)
10.18    - 1993 Carnival Cruise Lines, Inc. Restricted Stock Plan.(27)
10.19    - Shipbuilding Agreement dated January 12, 1993 between Futura Cruises, Inc. and Fincantieri - Cantieri Navali
           Italiani S.p.A.*(28)
10.20    - Shipbuilding Agreement dated December 23, 1993 between Kvaerner Masa-Yards, Inc. and the Company.(29)
10.21    - Shipbuilding Agreement dated December 10, 1993 between Wind Surf Limited and Fincantieri-Cantieri Navali
           Italiani S.p.A.**(30)
10.22    - Organization agreement dated February 25, 1994 between the Company and the principals of The Continental
           Companies.(31)
10.23    - Shipbuilding Agreement dated January 14, 1995 between Utopia Cruises, Inc. and Fincantieri-Cantieri Navali
           Italiani S.p.A.**
10.24    - Shipbuilding Agreement dated January 14, 1995 between Wind Surf Limited and Fincantieri-Cantieri Navali
           Italiani S.p.A.**
10.25    - Shipbuilding Agreement dated December 7, 1994 between Carnival Corporation and Kvaerner Masa-Yards, Inc.**
10.26    - Shipbuilding Agreement dated January 12, 1995 between Carnival Corporation and Kvaerner Masa-Yards, Inc.**

                                                                                                                        Page No. in
                                                                                                                         Sequential
                                                                                                                          Numbering
Exhibits                                                                                                                     System
- --------                                                                                                                     ------
10.27    - Shipbuilding Agreement dated March 25, 1992 between Carnival Corporation and Kvaerner Masa-Yards, Inc.**
10.28    - Consulting and Retirement Agreement between A. Kirk Lanterman and Holland America Line-Westours, Inc.
10.29    - Amended and Restated Carnival Corporation 1992 Stock Option Plan
10.30    - 1994 Carnival Cruise Line Key Management Incentive Plan
10.31    - Stock Purchase Agreement between Carnival Corporation and CHC International.
10.32    - Stock Purchase Agreement between Carnival Corporation, Sherwood Weiser and others.
11.0     - Statement regarding computation of per share earnings.
12.0     - Ratio of Earnings to Fixed Charges
13.0     - Portions of 1994 Annual Report incorporated by reference into 1994 Annual Report on Form 10-K
21       - Subsidiaries of the Company.
23.0     - Price Waterhouse LLP Consent
27.0     - Financial Data Schedule (for SEC use only)
28.1     - Maks L. Birnbach Director's Agreement.(32)
28.2     - William S. Ruben Director's Agreement.(33)
28.3     - Stuart Subotnick Director's Agreement.(34)
28.4     - Sherwood M. Weiser Director's Agreement.(35)
28.5     - Uzi Zucker Director's Agreement.(36)





* Portions of documents omitted pursuant to an order for confidential treatment pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

**       Portions of documents omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Securities Act of 1934, as ammended.

                                                                                                                        Page No. in
                                                                                                                         Sequential
                                                                                                                          Numbering
Exhibits                                                                                                                     System
- --------                                                                                                                     ------
(1)      Incorporated by reference to Exhibit No. 3.1 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

(2)      Incorporated by reference to Exhibit No. 3.2 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

(3)      Incorporated by reference to Exhibit No. 4.10 to the registrant's registration statement on Form S-1 (File No.
         33-31795), filed with the Securities and Exchange Commission.

(4)      Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(5)      Incorporated by reference to Exhibit No. 4(a) and Exhibit No. 4(b) to the registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on July 6, 1992.

(6)      Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(7)      Incorporated by reference to Exhibit No. 4 on Form S-3 to the registrant's registration statement on Form S-3
         (File No. 33-53136), filed with the Securities and Exchange Commission.

(8)      Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(9)      Incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(10)     Incorporated by reference to Exhibit No. 10.1 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

(11)     Incorporated by reference to Exhibit No. 10.2 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

(12)     Incorporated by reference to Exhibit No. 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(13)     Incorporated by reference to Exhibit No. 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(14)     Incorporated by reference to Exhibit No. 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(15)     Incorporated by reference to Exhibit No. 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(16)     Incorporated by reference to Exhibit No. 4.3 to post-effective amendment no. 1 on Form S-3 to the registrant's registration statement on Form S-1 (File No. 33-24747), filed with the Securities and Exchange Commission.

(17)     Incorporated by reference to Exhibit No. 10.17 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

(18)     Incorporated by reference to Exhibit No. 10.18 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

                                                                                                                        Page No. in
                                                                                                                         Sequential
                                                                                                                          Numbering
Exhibits                                                                                                                     System
- --------                                                                                                                     ------

(19)     Incorporated by reference to Exhibit No. 10.43 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(20)     Incorporated by reference to Exhibit No. 10.44 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(21)     Incorporated by reference to Exhibit No. 10.45 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(22)     Incorporated by reference to Exhibit No. 10.46 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(23)     Incorporated by reference to Exhibit No. 10.47 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(24)     Incorporated by reference to Exhibit No. 10.48 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(25)     Incorporated by reference to Exhibit No. 10.39 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(26)     Incorporated by reference to Exhibit No. 10.40 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(27)     Incorporated by reference to Exhibit No. 10.41 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(28)     Incorporated by reference to Exhibit No. 10.42 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(29)     Incorporated by reference to Exhibit No. 10.39 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(30)     Incorporated by reference to Exhibit No. 10.40 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(31)     Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(32)     Incorporated by reference to Exhibit No. 28.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(33)     Incorporated by reference to Exhibit No. 28.2 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

(34)     Incorporated by reference to Exhibit No. 28.3 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

                                                                                                                        Page No. in
                                                                                                                         Sequential
                                                                                                                          Numbering
Exhibits                                                                                                                     System
- --------                                                                                                                     ------

(35)     Incorporated by reference to Exhibit No. 28.4 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.

(36)     Incorporated by reference to Exhibit No. 28.5 to the registrant's registration statement on Form S-1 (File No.
         33-14844), filed with the Securities and Exchange Commission.