Form 10-K/A
period 1994-11-30
CARNIVAL CORP
filed 1995-03-21
CIK 815097

                                FORM 10-K/A #1
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



                                              NAME OF EXCHANGE ON WHICH
                                              -------------------------
            TITLE OF EACH CLASS                      REGISTERED
            -------------------                      ----------
            Class A Common Stock                   New York Stock
              ($.01 par value)                     Exchange, Inc.

             4-1/2% Convertible                    New York Stock
       Subordinated Notes due July 1, 1997         Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

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

                                    PART IV


    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)(3)  EXHIBITS:

         A. Exhibit 13 to the Registrant's Annual Report on Form 10-K is hereby amended to correct the amount of authorized shares of Class A and Class B Common Stock set forth in the Consolidated Balance Sheet of the Registrant. The corrected amounts are 399,500,000 authorized shares of Class A Common Stock and 100,500,000 authorized shares of Class B Common Stock. The Consolidated Balance Sheet was filed with the commission on page 20 of the Registrant's 1994 Annual Report and incorporated by reference into the Registrant's Annual Report of Form 10-K.

         Exhibit 13, as amended, is attached hereto and refiled in its entirety.

         B. Part IV, Item 14(a)(3) of the Annual Report on Form 10-K is hereby amended to file the five previously unfiled Exhibits listed below. The Registrant has requested confidential treatment of certain portions of such exhibits.

         10.23 Shipbuilding Agreement dated January 14, 1995 between Utopia Cruises, Inc. and Fincantieri-Cantieri Navali Italiani S.p.A.

         10.24 Shipbuilding Agreement dated January 14, 1995 between Wind Surf Limited and Fincantieri-Cantieri Navali Italiani S.p.A.

         10.25 Shipbuilding Agreement dated December 7, 1994 between Carnival Corporation and Kvaerner Masa-Yards, Inc.

         10.26 Shipbuilding Agreement dated January 12, 1995 between Carnival Corporation and Kvaerner Masa-Yards, Inc.

         10.27 Shipbuilding Agreement dated March 25, 1992 between Carnival Corporation and Kvaerner Masa-Yards, Inc.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 20th day of March 1995.


                                CARNIVAL CORPORATION

                                By: /S/ HOWARD FRANK
                                    -----------------------------------
                                        Howard Frank, Vice Chairman and
                                        Chief Financial Officer