Form 10-Q
CARNIVAL CORP
filed 1995-03-24
CIK 815097

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________
Commission file number 1-9610

                              CARNIVAL CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

    REPUBLIC OF PANAMA                                   59-1562976
    -------------------                                  ----------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                3655 N.W. 87TH AVENUE, MIAMI, FLORIDA 33178-2428
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (305) 599-2600
                                 --------------
              (Registrants telephone number, including area code)

                                     NONE.
                                     -----
  (Former name, former address and former fiscal year, if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---       ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of March 17, 1995.

          CLASS A COMMON STOCK, $.01 PAR VALUE:  227,658,902 SHARES
          ---------------------------------------------------------

         CLASS B COMMON STOCK, $.01 PAR VALUE:    54,957,142  SHARES
         -----------------------------------------------------------

                              CARNIVAL CORPORATION


                                   I N D E X
                                   ---------

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION

    ITEM 1:  Financial Statements
              Consolidated Balance Sheets -
              February 28, 1995 and November 30, 1994                     1

              Consolidated Statements of Operations -
              Three Months Ended February 28, 1995
              and February 28, 1994                                       2

              Consolidated Statements of Cash Flows -
              Three Months Ended February 28, 1995
              and February 28, 1994                                       3

              Notes to Consolidated Financial Statements                  4

    ITEM 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               7



PART II.  OTHER INFORMATION

    ITEM 6:  Exhibits and Reports on Form 8-K                            10


                         PART I.  FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
                              CARNIVAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                  February 28,       November 30,
                   ASSETS                                             1995               1994
                                                                      ----               ----
CURRENT ASSETS
      Cash and cash equivalents                               $      49,710        $      54,105
      Short-term investments                                         63,920               70,115
      Accounts receivable                                            28,440               20,789
      Consumable inventories, at average cost                        45,771               45,122
      Prepaid expenses and other                                     61,980               50,318
                                                              -------------        -------------
             Total current assets                                   249,821              240,449

PROPERTY AND EQUIPMENT--at cost, less
      accumulated depreciation and amortization                   3,095,674            3,071,431

OTHER ASSETS
      Goodwill, less accumulated amortization of $43,055 in
           1995 and  $41,310 in 1994                                231,808              233,553
      Long-term notes receivable                                     77,223               76,876
      Investments in affiliates and other assets                     49,499               47,514
                                                              -------------        -------------
                                                                 $3,704,025           $3,669,823
                                                              =============        =============

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Current portion of long-term debt                       $      87,186        $      84,644
      Accounts payable                                               85,173               86,750
      Accrued liabilities                                           108,621              114,868
      Customer deposits                                             281,702              257,505
      Dividends payable                                              21,196               21,190
                                                              -------------        -------------
           Total current liabilities                                583,878              564,957
                                                              -------------        -------------

LONG-TERM DEBT                                                    1,013,365            1,046,904

CONVERTIBLE NOTES                                                   115,000              115,000

OTHER  LONG-TERM  LIABILITIES                                        14,023               14,028

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY
      Class A Common Stock; $.01 par value; one vote per share;
           399,500 shares authorized; 227,658 and 227,575 shares
           issued and outstanding                                     2,277                2,276
      Class B Common Stock; $.01 par value; five votes per share;
           100,500 shares authorized; 54,957 shares issued and
           outstanding                                                  550                  550
      Paid-in-capital                                               546,464              544,947
      Retained earnings                                           1,436,945            1,390,589
      Less-other                                                     (8,477)              (9,428)
                                                              -------------        -------------
             Total shareholders' equity                           1,977,759            1,928,934
                                                              -------------        -------------
                                                                 $3,704,025           $3,669,823
                                                              =============        =============


   The accompanying notes are an integral part of these financial statements.

                              CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)




                                                                    Three Months Ended February 28,
                                                                   --------------------------------
                                                                       1995               1994
                                                                       ----               ----
REVENUES                                                              $419,820            $385,256

COSTS AND EXPENSES
    Operating expenses                                                 247,229             230,271
    Selling and administrative                                          64,175              56,476
    Depreciation and amortization                                       31,504              26,496
                                                                    ----------          ----------
                                                                       342,908             313,243
                                                                    ----------          ----------

OPERATING INCOME                                                        76,912              72,013
                                                                    ----------          ----------

OTHER INCOME (EXPENSE)
    Interest income                                                      1,999               1,989
    Interest expense, net of capitalized interest                      (17,551)            (13,137)
    Other income (expense)                                               1,362                 (99)
    Income tax benefit                                                   4,830               4,285
                                                                    ----------          ----------
                                                                        (9,360)             (6,962)
                                                                    ----------          ----------

NET INCOME                                                            $ 67,552            $ 65,051
                                                                    ==========          ==========


EARNINGS PER SHARE                                                        $.24                $.23
                                                                    ==========          ==========





   The accompanying notes are an integral part of these financial statements.

                              CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Three Months Ended February 28,
                                                                   -------------------------------
                                                                       1995               1994
                                                                       ----               ----
OPERATING ACTIVITIES:
  Net income                                                          $ 67,552            $ 65,051
  ADJUSTMENTS:
    Depreciation and amortization                                       31,504              26,496
    Other                                                                2,009               6,567
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Increase in receivables                                             (7,854)             (5,293)
    Increase in consumable inventories                                    (649)             (1,441)
    Increase in prepaid and other                                      (11,662)             (4,888)
    (Decrease) increase in accounts payable                             (1,577)              7,902
    Decrease in accrued liabilities                                     (6,247)             (6,099)
    Increase in customer deposits                                       24,197              26,854
                                                                     ---------           ---------
         Net cash provided from operations                              97,273             115,149
                                                                     ---------           ---------

 INVESTING ACTIVITIES:
    Decrease in short-term investments                                   6,195               2,760
    Additions to property and equipment, net                           (54,002)            (80,690)
    (Increase) decrease in other non-current assets                     (2,332)              1,674
                                                                     ---------           ---------
         Net cash used for investing activities
                                                                       (50,139)            (76,256)
                                                                     ---------           ---------

 FINANCING ACTIVITIES:
    Principal payments of  long-term debt                              (67,003)            (49,919)
    Dividends paid                                                     (21,190)            (19,764)
    Proceeds from long-term debt                                        36,000              10,012
    Issuance of common stock                                               664                 946
                                                                     ---------           ---------
         Net cash used for financing activities                        (51,529)            (58,725)
                                                                     ---------           ---------

    Net decrease in cash and cash equivalents                           (4,395)            (19,832)

    Cash and cash equivalents at beginning of period                    54,105              60,243
                                                                     ---------           ---------

    Cash and cash equivalents at end of period                       $  49,710           $  40,411
                                                                     =========           =========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:
         Interest (net of amount capitalized)                        $  11,801           $   8,440
                                                                     =========           =========





   The accompanying notes are an integral part of these financial statements.

                              CARNIVAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

    The financial statements included herein have been prepared by Carnival Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

    The accompanying consolidated balance sheet at February 28, 1995, the consolidated statements of operations and cash flows for the three months ended February 28, 1995 and 1994 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The Company's operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

    The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

    On December 14, 1995, a two-for-one stock split was effected whereby one additional Common Share, par value $.01, was issued for each share outstanding to shareholders of record on November 30, 1994. All share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for this stock split.


NOTE 2 - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                FEBRUARY 28,        NOVEMBER 30,
                                                                ------------        ------------
                                                                    1995               1994
                                                                    ----               ----

                                                                        (in thousands)
Vessels                                                          $3,150,285           $3,147,026
Vessels under construction                                          227,717              207,128
                                                                -----------          -----------
                                                                  3,378,002            3,354,154
Land, buildings and improvements                                    121,693               95,294
Transportation and other equipment                                  156,203              152,649
                                                                -----------          -----------

    Total property and equipment                                  3,655,898            3,602,097

Less - accumulated depreciation and amortization                   (560,224)            (530,666)
                                                                -----------          -----------
                                                                 $3,095,674           $3,071,431
                                                                 ==========           ==========

    Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $3.8 million and $4.3 million for the three months ended February 28, 1995 and February 28, 1994, respectively.

NOTE 3 - LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                  FEBRUARY 28,      NOVEMBER 30,
                                                                  -----------       -----------
                                                                       1995             1994
                                                                       ----             ----
                                                                            (in thousands)
Mortgages and other loans payable bearing interest at rates ranging
    from 8% to 9.9%, secured by vessels, maturing through 1999  $   271,825          $   287,642
Unsecured Revolving Credit Facility Due 1999                        215,000              238,000
Unsecured 5.75% Notes Due March 15, 1998                            200,000              200,000
Unsecured 6.15% Notes Due October 1, 2003                           124,941              124,939
Unsecured 7.20% Debentures Due October 1, 2023                      124,863              124,862
Unsecured 7.70% Notes Due July 15, 2004                              99,893               99,890
Unsecured Medium Term Notes bearing interest at rates ranging
    from 5.95% to 7.0%, due from 1999 to 2004                        30,000               30,000
Other loans payable                                                  34,029               26,215
                                                              -------------        -------------
                                                                  1,100,551            1,131,548
    Less portion due within one year                                (87,186)             (84,644)
                                                              -------------        -------------
                                                                 $1,013,365           $1,046,904
                                                                 ==========           ==========

    Property and equipment with a net book value of $997 million at February 28, 1995 is pledged as collateral against the mortgage indebtedness.

    In July 1992, the Company issued $115 million of 4-1/2% Convertible Subordinated Notes Due July 1, 1997. The notes are convertible into 57.55 shares of the Company's Class A Common Stock per $1,000 of notes. As of February 28, 1995 the notes are convertible into 6.6 million shares of Class A Common Stock.


NOTE 4 - SHAREHOLDERS' EQUITY

    The following represents an analysis of the changes in shareholders' equity for the three months ended February 28, 1995:

                                            COMMON STOCK
                                            $.01 PAR VALUE     PAID-IN     RETAINED
                                          CLASS A  CLASS B    CAPITAL     EARNINGS          OTHER         TOTAL
                                          -------  -------    -------     --------          -----         -----
                                                                     (in thousands)
BALANCE, NOVEMBER 30, 1994                    $2,276    $550    $544,947   $1,390,589       $ (9,428)    $1,928,934
    Net income for the period                                                  67,552                        67,552
    Cash dividends                                                            (21,196)                      (21,196)
    Changes in securities valuation
         allowance                                                                               514            514
    Issuance of stock to  employees
      under stock plans                            1               1,517                                      1,518
    Vested portion of common
      stock under restricted stock plan                                                          437            437
                                              ------    ----    --------   ----------        -------     ----------
BALANCE, FEBRUARY 28, 1995                    $2,277    $550    $546,464   $1,436,945        $(8,477)    $1,977,759
                                              ======    ====    ========   ==========        =======     ==========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

    CAPITAL EXPENDITURES

    The following table provides a description of ships currently under contract for construction (in millions of dollars):

                                        Expected                           Number           Estimated
                                        Delivery   Contract               of Lower            Total
Ship Name           Operating Unit        Date   Denomination              Berths              Cost
---------           --------------        ----   ------------              ------              ----
Imagination      Carnival Cruise Lines    6/95   Finnish Markka           2,040              $   330
Inspiration      Carnival Cruise Lines    3/96   U. S. Dollar             2,040                  270
Veendam          Holland America Line     6/96   Italian Lira             1,266                  225
Destiny          Carnival Cruise Lines    9/96   Italian Lira             2,640                  400
To Be Named      Holland America Line     9/97   Italian Lira             1,320                  235
To Be Named      Carnival Cruise Lines    2/98   U. S. Dollar             2,040                  300
To Be Named      Carnival Cruise Lines   11/98   U. S. Dollar             2,040                  300
To Be Named      Carnival Cruise Lines   12/98   Italian Lira             2,640                  415
                                                                         ------               ------
                                                                         16,026               $2,475
                                                                         ======               ======

    Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under contract for construction described above, the Company has paid $228 million through February 28, 1995 and anticipates paying $374 million during the twelve month period ended February 29, 1996 and approximately $1.8 billion beyond February 29, 1996.

    LITIGATION

    In 1986 a lawsuit was filed in Federal District Court by the American Association of Cruise Passengers ("AACP") against the Company, Holland America Line-Westours, Inc. and ten other cruise lines and an association of travel agents seeking treble and punitive damages, alleging violation of federal and state antitrust laws and interference with business expectancies under state common law. The amount of damages sought is not specified in the complaint and has not been revealed in discovery to date. AACP has asserted that the defendants have agreed with each other to boycott AACP because of AACP's practice of rebating travel agency commissions to passengers and advertising discounts on such cruise lines' advertised fares. In March 1995, the Federal District Court dismissed this suit for the second time against both Carnival Cruise Lines and Holland America Line on jurisdictional grounds. Plaintiff may appeal again or file its claim in state court. In either case, the Company will vigorously oppose. The Company does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial condition or results of operations.

    In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    The Company earns its revenues primarily from (i) the sale of passenger tickets, which includes accommodations, meals, airfare and substantially all shipboard activities, and (ii) the sale of goods and services on board its cruise ships, such as casino gaming, liquor sales, gift shop sales and other related services. Collectively, such revenues are referred to herein as "Cruise revenues". The Company also derives revenues from tour operations ("Tour revenues").

    The following table presents selected segment and statistical information for the periods indicated:

                                                                    THREE MONTHS ENDED FEBRUARY 28,
                                                                    -------------------------------
                                                                       1995               1994
                                                                       ----               ----
                                                                            (in thousands)
REVENUES:
    Cruise                                                            $ 412,645           $ 378,505
    Tour                                                                  7,291               6,921
    Intersegment revenues                                                  (116)               (170)
                                                                      ---------           ---------
                                                                      $ 419,820           $ 385,256
                                                                      =========           =========

OPERATING EXPENSES:
    Cruise                                                            $ 237,499           $ 221,548
    Tour                                                                  9,846               8,893
    Intersegment expenses                                                  (116)               (170)
                                                                      ---------           ---------
                                                                      $ 247,229           $ 230,271
                                                                      =========           =========

OPERATING INCOME:
    Cruise                                                            $  87,207           $  81,192
    Tour                                                                (10,295)             (9,179)
                                                                      ---------           ---------
                                                                      $  76,912           $  72,013
                                                                      ---------           ---------

SELECTED STATISTICAL INFORMATION:
    Passengers Carried                                                      343                 315
    Passenger Cruise Days                                                 2,107               1,916
    Occupancy Percentage                                                   99.9%              100.2%

    The following table sets forth statements of operations data expressed as a percentage of total revenues:

                                                                   THREE MONTHS ENDED FEBRUARY 28,
                                                                   -------------------------------
                                                                       1995               1994
                                                                       ----               ----
REVENUES                                                                   100%                100%
                                                                           ---                 ---

COSTS AND EXPENSES:
    Operating expenses                                                      59                  60
    Selling and administrative                                              15                  14
    Depreciation and amortization                                            8                   7
                                                                           ---                 ---
OPERATING INCOME                                                            18                  19
OTHER INCOME (EXPENSE)                                                      (2)                 (2)
                                                                           ---                 ---

NET INCOME                                                                  16%                 17%
                                                                           ===                 ===

    The Company's different businesses experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for Carnival Cruise Lines' ("Carnival") ships is moderately seasonal.
Historically, demand for Carnival cruises has been greater during the periods from late December through April and late June through August. Holland America Line ("HAL") cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska. Demand for HAL cruises is lower during the winter months when HAL ships sail in the more competitive Caribbean market. The Company's tour revenues are extremely seasonal with a large majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.


    THREE MONTHS ENDED FEBRUARY 28, 1995 COMPARED
    TO THREE MONTHS ENDED FEBRUARY 28, 1994

    REVENUES

    The increase in total revenues of $34.6 million from the first quarter of 1994 to the first quarter of 1995 was comprised primarily of a $34.1 million, or 9.0%, increase in cruise revenues for the period. The increase in cruise revenues was primarily the result of a 10.3% increase in capacity for the period resulting from the addition of HAL's cruise ship Ryndam in October 1994 and Carnival's Fascination in July 1994. Also affecting cruise revenues were slightly lower gross passenger yields and occupancy rates. The reduced occupancy rates reflect lower occupancy levels for Holland America Line in the Caribbean partially offset by higher occupancy levels for Carnival Cruise Lines.

    Passenger cruise days (one passenger sailing for a period of one day is one passenger day) are expected to increase during the next fiscal quarter as compared to the same period in 1994 as a result of additional capacity provided from the delivery of the Fascination in July 1994 and the Ryndam in September 1994. With the delivery of the Imagination in June 1995, the Company's capacity will also increase for the second half of 1995.

    COSTS AND EXPENSES

    Operating expenses increased $17.0 million, or 7.4%, from the first quarter of 1994 to the first quarter of 1995. Cruise operating costs increased by $16.0 million, or 7.2%, to $237.5 million in the first quarter of 1995 from $221.5 million in the first quarter of 1994, primarily due to additional costs associated with the increased capacity in the first quarter of 1995. Tour operating expenses increased $1.0 million, or 10.7%, from the first quarter of 1994 to the first quarter of 1995 primarily due to an increase in operating costs in the transportation division.

    Selling and administrative costs increased $7.7 million, or 13.6%, primarily due to a 23% increase in advertising expenses during the first quarter of 1995 as compared with the same quarter of 1994.

    Depreciation and amortization increased by $5.0 million, or 18.9%, to $31.5 million in the first quarter of 1995 from $26.5 million in the first quarter of 1994 primarily due to the addition of the Ryndam and the Fascination.

    OTHER INCOME (EXPENSE)

    Total other expense (net of other income) of $9.4 million increased in the first quarter of 1995 from $7.0 million in the first quarter of 1994. Interest income remained essentially unchanged. Interest expense increased to $21.4 million in the first quarter of 1995 from $17.4 million in the first quarter of 1994 as a result of increased debt levels and higher interest rates on floating rate debt. The higher debt levels were the result of expenditures made in connection with the ongoing construction of cruise ships. Capitalized interest decreased to $3.8 million in the first quarter of 1995 from $4.3 million in the first quarter of 1994 due to lower levels of investments in vessels under construction. Other income increased to $1.4 million in the first quarter of 1995 as a result of a gain received from an investment.

LIQUIDITY AND CAPITAL RESOURCES

    SOURCES AND USES OF CASH

    The Company's business provided $97.3 million of net cash from operations during the three months ended February 28, 1995, a decrease of 15.5% compared to the corresponding period in 1994. The decrease between periods was primarily the result of timing differences in cash receipts and payments related to operating assets and liabilities.

    During the three months ended February 28, 1995, the Company made cash expenditures of approximately $54 million on capital projects of which $23 million was spent on the purchase of the Company's existing corporate headquarters facility located in Miami, Florida and $21 million was spent in connection with its ongoing shipbuilding program. The remainder was spent on vessel refurbishments, tour assets and other equipment.

    The Company also made scheduled principal payments totalling approximately $16 million under various individual vessel mortgage loans and a net repayment of $23 million on the $750 million revolving credit facility due 1999 (the "$750 Million Revolving Credit Facility") during the three months ended February 28, 1995.

    During the three months ended February 28, 1995, the Company declared and paid cash dividends of approximately $21 million.

    FUTURE COMMITMENTS

    The Company has contracted to take delivery of eight new vessels over the next five years. The Imagination is scheduled for delivery in fiscal 1995. The Company will pay approximately $374 million during the twelve month period ending February 29, 1996 relating to the construction of cruise ships and approximately $1.8 billion beyond February 29, 1996. See Note 5 in the accompanying financial statements for more information related to commitments for the construction of cruise ships. The Company is currently expanding its existing corporate headquarters to accommodate growth in its Carnival Cruise Lines product at an estimated cost of approximately $33 million. In addition, the Company has $1.1 billion of long-term debt of which $87 million is due during the twelve month period ending February 29, 1996. See Note 3 in the accompanying financial statements for more information regarding the Company's debt.

    FUNDING SOURCES

    Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may fund a portion of the construction cost of new ships from borrowings under the $750 Million Revolving Credit Facility and/or through the issuance of long-term debt in the public or private markets. One of the Company's subsidiaries also has a $25 million line of credit. At February 28, 1995, approximately $535 million was available for borrowing by the Company under the $750 Million Revolving Credit Facility.

    To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under the $750 Million Revolving Credit Facility, the Company believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. In July 1994, the Company issued $100 million of unsecured notes due July 2004 bearing interest at 7.7% per annum under the Shelf Registration. The Company has also commenced an ongoing $100 million medium term note program under the Shelf Registration pursuant to which the Company may from time to time issue notes with maturities from nine months to 50 years from the date of issue. Under the medium term note program, the Company has issued $30 million of five to ten-year notes bearing interest at rates ranging from 5.95% to 7% per annum. A balance of $370 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.

                          PART II.  OTHER INFORMATION



ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
             4.1   Amended and Restated Articles of Incorporation of the Company.
             11    Statement regarding computation of per share earnings.
             12    Ratio of Earnings to Fixed Charges
             27    Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K
             None

                                   SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CARNIVAL CORPORATION


Dated: March 23, 1995          BY    /s/ Micky Arison
                                    -------------------------------------------
                                    Micky Arison
                                    Chairman of the Board and Chief
                                    Executive Officer


Dated: March 23, 1995          BY    /s/ Howard S. Frank
                                    -------------------------------------------
                                    Howard S. Frank
                                    Vice-Chairman , Chief Financial and
                                    Accounting Officer

INDEX TO EXHIBITS

                                                                      Page No. in
                                                                       Sequential
                                                                        Numbering
                                                                           System
                                                                           ------
Exhibits
--------

4.1  Amended and Restated Articles of Incorporation of the Company.
11   Statement regarding computation of per share earnings.
12   Ratio of Earnings to Fixed Charges
27   Financial Data Schedule (for SEC use only)
