Form 10-Q
period 1995-05-31
CARNIVAL CORP
filed 1995-07-14
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1995
                                      OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________
Commission file number 1-9610

                             CARNIVAL CORPORATION
          (Exact name of registrant as specified in its charter)

          Republic of Panama                        59-1562976
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

               3655 N.W. 87th Avenue, Miami, Florida 33178-2428
                   (Address of principal executive offices)
                                  (zip code)

                                (305) 599-2600
             (Registrants telephone number, including area code)

                                    None.
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of July 10, 1995.

Class         A Common Stock, $.01 par value: 229,799,258 shares
Class         B Common Stock, $.01 par value:  54,957,142 shares

                                  CARNIVAL CORPORATION



                                   I N D E X



                                                                Page
Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         May 31, 1995 and November 30, 1994                      1

         Consolidated Statements of Operations -
         Six and Three Months Ended May 31, 1995
         and May 31, 1994                                        2

         Consolidated Statements of Cash Flows -
         Six Months Ended May 31, 1995
         and May 31, 1994                                        3

         Notes to Consolidated Financial Statements              4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           7



Part II.  Other Information

Item 6:  Exhibits and Reports on Form 8-K                       13


PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                             CARNIVAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                                      May 31,     November 30,
             ASSETS                                    1995          1994
CURRENT ASSETS
     Cash and cash equivalents                        $141,511       $54,105
     Short-term investments                             64,251        70,115
     Accounts receivable                                32,078        20,789
     Consumable inventories, at average cost            48,910        45,122
     Prepaid expenses and other                         80,405        50,318
          Total current assets                         367,155       240,449
PROPERTY AND EQUIPMENT--at cost, less
     accumulated depreciation and
     amortization                                    3,088,973     3,071,431
OTHER ASSETS
     Goodwill, less accumulated amortization of
       $44,801 in 1995 and $41,310 in 1994             230,062       233,553
     Long-term notes receivable                         77,709        76,876
     Investments in affiliates and other assets         34,739        47,514
                                                    $3,798,638    $3,669,823

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                 $78,574       $84,644
     Accounts payable                                   88,013        86,750
     Accrued liabilities                               109,900       114,868
     Customer deposits                                 395,003       257,505
     Dividends payable                                  21,354        21,190
          Total current liabilities                    692,844       564,957
LONG-TERM DEBT                                         881,941     1,046,904
CONVERTIBLE NOTES                                      115,000       115,000
OTHER LONG-TERM LIABILITIES                             14,674        14,028
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value;
      one vote per share; 399,500 shares
      authorized; 229,761 and 227,575 shares
      issued and outstanding                            2,298          2,276
    Class B Common Stock; $.01 par value;
      five votes per share;
      100,500 shares authorized;
      54,957 shares issued and
      outstanding                                         550            550
    Paid-in-capital                                   593,503        544,947
    Retained earnings                               1,505,360      1,390,589
    Less-other                                         (7,532)        (9,428)
      Total shareholders' equity                    2,094,179      1,928,934
                                                   $3,798,638     $3,669,823

  The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                      Six Months              Three Months
                                     Ended May 31,            Ended May 31,
                                  1995         1994         1995       1994
REVENUES                        $872,646     $794,656     $452,826   $409,400

COSTS AND EXPENSES
   Operating expenses            513,176      476,118      265,947    245,847
   Selling and administrative    124,246      108,029       60,071     51,553
   Depreciation and amortization  62,044       52,716       30,540     26,220
                                 699,466      636,863      356,558    323,620

OPERATING INCOME                 173,180      157,793       96,268     85,780

OTHER INCOME (EXPENSE)
   Interest income                 6,906        3,719        4,907      1,730
   Interest expense, net of
     capitalized interest        (33,315)     (24,846)    (15,764)    (11,709)
   Other income (expense)          5,189           65       3,827         164
   Income tax benefit              5,361        6,206         531       1,921
                                 (15,859)     (14,856)     (6,499)     (7,894)

NET INCOME                      $157,321     $142,937    $ 89,769    $ 77,886


EARNINGS PER SHARE                  $.56         $.51        $.32        $.28



The accompanying notes are an integral part of these financial statements.

                           CARNIVAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                        Six Months Ended May 31,
                                                          1995         1994
OPERATING ACTIVITIES:
  Net income                                           $157,321     $142,937
  Adjustments:
     Depreciation and amortization                       62,044       52,716
     Other                                                3,395        1,068
  Changes in operating assets and liabilities:
     Increase in receivables                            (11,219)     (13,034)
     Increase in consumable inventories                  (3,788)      (3,249)
     Increase in prepaid and other                      (30,320)     (19,319)
     Increase in accounts payable                         1,263       15,794
     Decrease in accrued liabilities                     (4,968)        (178)
     Increase in customer deposits                      137,498      112,998
       Net cash provided from operations                311,226      289,733

INVESTING ACTIVITIES:
     Decrease in short-term investments                   5,864       14,774
     Additions to property and equipment, net           (75,919)     (95,002)
     Decrease (increase) in other non-current assets     11,942       (2,068)
       Net cash used for investing activities           (58,113)     (82,296)

FINANCING ACTIVITIES:
     Principal payments of  long-term debt             (307,257)    (165,783)
     Dividends paid                                     (42,386)     (39,530)
     Proceeds from long-term debt                       136,212       30,260
     Issuance of common stock                            47,724          980
       Net cash used for financing activities          (165,707)    (174,073)

     Net increase in cash and cash equivalents           87,406       33,364

     Cash and cash equivalents at beginning of period    54,105       60,243

     Cash and cash equivalents at end of period        $141,511     $ 93,607

Supplemental disclosures:
     Cash paid during the period for:
       Interest (net of amount capitalized)             $32,760      $23,848


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

  The accompanying consolidated balance sheet at May 31, 1995, the consolidated statements of operations for the six and three months ended May 31, 1995 and 1994 and cash flows for the six months ended May 31, 1995 and 1994 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The Company's operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

  On December 14, 1994, a two-for-one stock split was effected whereby one additional common share, par value $.01, was issued for each share outstanding to shareholders of record on November 30, 1994. All share and per share data appearing in the consolidated financial statements and notes thereto has been retroactively adjusted for this stock split.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

<Caption
                                                  May 31,        November 30,
                                                   1995              1994
                                                        (in thousands)
Vessels                                         $3,153,567        $3,147,026
Vessels under construction                         239,078           207,128
                                                 3,392,645         3,354,154
Land, buildings and improvements                   125,811            95,294
Transportation and other equipment                 157,742           152,649
   Total property and equipment                  3,676,198         3,602,097
Less - accumulated depreciation and
amortization                                      (587,225)         (530,666)
                                                $3,088,973        $3,071,431

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $8.1 million and $9.6 million for the six months ended May 31, 1995 and May 31, 1994, respectively.

NOTE 3 - LONG-TERM DEBT
     Long-term debt consists of the following:

                                                    May 31,      November 30,
                                                      1995            1994
                                                         (in thousands)
Unsecured Revolving Credit Facility Due 1999       $       -        $238,000
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                     247,925         287,642
Unsecured 5.75% Notes Due March 15, 1998             200,000         200,000
Unsecured 6.15% Notes Due October 1, 2003            124,943         124,939
Unsecured 7.20% Debentures Due October 1, 2023       124,864         124,862
Unsecured 7.70% Notes Due July 15, 2004               99,896          99,890
Unsecured 7.05% Notes Due May 15, 2005                99,800
Other loans payable                                   63,087          56,215
                                                     960,515       1,131,548
  Less portion due within one year                   (78,574)        (84,644)
                                                   $ 881,941      $1,046,904

  Property and equipment with a net book value of $961 million at May 31, 1995 is pledged as collateral against the mortgage indebtedness.

  In May 1995, the Company issued $100 million of unsecured 7.05% Notes Due May 15, 2005 under a shelf registration statement.

  In July 1992, the Company issued $115 million of 4-1/2% Convertible Subordinated Notes Due July 1, 1997. The notes are convertible into 57.55 shares of the Company's Class A Common Stock per $1,000 of notes. As of May 31, 1995 the notes are convertible into 6.6 million shares of Class A Common Stock.

NOTE 4 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the six months ended May 31, 1995:

                         COMMON STOCK
                        $.01 PAR VALUE  PAID-IN  RETAINED
                        CLASS A CLASS B CAPITAL  EARNINGS  OTHER      TOTAL
                                          (in thousands)
Balance November 30, 1994 $2,276 $550 $544,947 $1,390,589 $(9,428) $1,928,934
Net income for the period                         157,321             157,321
Cash dividends                                    (42,550)            (42,550)
Issuance of common stock      21        46,535                         46,556
Changes in securities
 valuation allowance                                        1,023       1,023
Issuance of stock to
 employees under stock plans   1         2,021                          2,022
Vested portion of common
 stock under restricted
 stock plan                                                   873         873
Balance May 31, 1995      $2,298 $550 $593,503 $1,505,360 $(7,532) $2,094,179

NOTE 5 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                                 Expected                 Number   Estimated
                                 Delivery   Contract     of Lower    Total
Ship Name     Operating Unit       Date   Denomination    Berths     Cost
Imagination Carnival Cruise Lines  6/95   Finnish Markka  2,040       $330
Inspiration Carnival Cruise Lines  3/96   U. S. Dollar    2,040        270
Veendam     Holland America Line   6/96   Italian Lira    1,266        225
Destiny     Carnival Cruise Lines  9/96   Italian Lira    2,640        400
To Be Named Holland America Line   9/97   Italian Lira    1,320        235
To Be Named Carnival Cruise Lines  2/98   U. S. Dollar    2,040        300
To Be Named Carnival Cruise Lines 11/98   U. S. Dollar    2,040        300
To Be Named Carnival Cruise Lines 12/98   Italian Lira    2,640        415
                                                         16,026     $2,475

   Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under contract for construction described above, the Company has paid $239 million through May 31, 1995 and anticipates paying $574 million during the twelve month period ended May 31, 1996 and approximately $1.7 billion beyond May 31, 1996. The Imagination was delivered in June 1995 and began service July 1, 1995.

   Litigation

   In the normal course of business, various claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.

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

  The following table presents selected segment and statistical information for the periods indicated:


                          Six Months Ended May 31,  Three Months Ended May 31,
                               1995       1994           1995       1994
                                            (in thousands)
REVENUES:
   Cruise                   $838,607   $762,855       $425,962    $384,350
   Tour                       38,848     37,067         31,557      30,146
   Intersegment revenues      (4,809)    (5,266)        (4,693)     (5,096)
                            $872,646   $794,656       $452,826    $409,400


OPERATING EXPENSES:
   Cruise                   $481,318   $444,911        $243,819   $223,363
   Tour                       36,667     36,473          26,821     27,580
   Intersegment expenses      (4,809)    (5,266)         (4,693)    (5,096)
                            $513,176   $476,118        $265,947   $245,847


OPERATING INCOME:
   Cruise                   $185,489   $171,194       $ 98,282    $ 90,002
   Tour                      (12,309)   (13,401)        (2,014)     (4,222)
                            $173,180   $157,793       $ 96,268     $85,780

SELECTED STATISTICAL INFORMATION:
   Passengers Carried            697        632            354         318
   Passenger Cruise Days       4,276      3,845          2,169       1,929
   Occupancy Percentage        100.1%     100.7%         100.3%      101.2%


  The following table sets forth statements of operations data expressed as a percentage of total revenues:

                                        Six Months           Three Months
                                       Ended May 31,         Ended May 31,
                                      1995     1994          1995      1994
REVENUES                              100%      100%         100%      100%

COSTS AND EXPENSES:
   Operating expenses                  59        60           59        60
   Selling and administrative          14        14           13        13
   Depreciation and amortization        7         6            7         6
OPERATING INCOME                       20        20           21        21
OTHER INCOME (EXPENSE)                 (2)       (2)          (1)       (2)

NET INCOME                             18%       18%          20%       19%

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


  Six Months Ended May 31, 1995 Compared
  To Six Months Ended May 31, 1994

  Revenues

  The increase in total revenues of $78.0 million from the first half of 1994 to the first half of 1995 was comprised primarily of a $75.8 million, or 9.9%, increase in cruise revenues for the period. The increase in cruise revenues was primarily the result of a 11.8% increase in capacity for the period resulting from the addition of HAL's cruise ship Ryndam in October 1994 and Carnival's Fascination in July 1994. Also affecting cruise revenues were slightly lower gross passenger per diems and occupancy rates. The gross passenger per diems decreased primarily due to a reduction in the percentage of passengers electing the Company's air program. When a passenger elects to purchase his/her own air transportation, rather than use the Company's air program, both the Company's cruise revenues and operating expenses decrease by approximately the same amount. The reduction in occupancy rates reflect reduced occupancy levels for Holland America Line in the Caribbean partially offset by increased occupancy levels for Carnival Cruise Lines.

  Passenger cruise days (one passenger sailing for a period of one day is one passenger day) are expected to increase during the next fiscal quarter as compared to the same period in 1994 as a result of additional capacity provided from the delivery of the Fascination in July 1994, the Ryndam in September 1994, and the Imagination which was delivered in June 1995. Due to the delivery of the Imagination, the Company's capacity is also expected to increase for the fourth quarter of fiscal 1995.

  In June 1995, a fire, which was quickly extinguished, broke out in the engine control room on the Celebration. There were no injuries to passengers or crew, however, there was damage to one of the vessel's electrical control panels. The time necessary to complete repairs to the Celebration as a result of this incident will partially offset the capacity increases in the third quarter of 1995 discussed in the preceding paragraph. Although the evaluation of the total costs of this incident onboard the Celebration has not been completed, management believes the impact on earnings in the third quarter of 1995 could approximate up to $14 million or five cents per share.

  Revenues from the Company's Tour operations increased $1.8 million, or 4.8%, to $38.8 million in 1995 from $37.1 million in 1994. The increase was primarily the result of an increase in the transportation revenues generated by the Gray Line of Alaska tour and motorcoach operations.

  Costs and Expenses

  Operating expenses increased $37.1 million, or 7.8%, from the first half of 1994 to the first half of 1995. Cruise operating costs increased by $36.4 million, or 8.2%, to $481.3 million in the first half of 1995 from $444.9 million in the first half of 1994, primarily due to additional costs associated with the increased capacity in the first half of 1995. Tour operating expenses remained essentially unchanged.

  Selling and administrative costs increased $16.2 million, or 15.0%, primarily due to a 29.6% increase in advertising expenses during the first half of 1995 as compared with the same period of 1994.

  Depreciation and amortization increased by $9.3 million, or 17.7%, to $62.0 million in the first half of 1995 from $52.7 million in the first half of 1994 primarily due to the addition of the Ryndam and the Fascination.

  Other Income (Expense)

  Total other expense (net of other income) of $15.9 million increased in the first half of 1995 from $14.9 million in the first half of 1994. Interest income increased $3.2 million primarily due to the recognition of interest income related to the sale of Crystal Palace and higher interest rates. Interest expense increased to $41.5 million in the first half of 1995 from $34.5 million in the first half of 1994 primarily as a result of increased debt levels and higher interest rates on variable rate debt. The increased debt levels were the result of expenditures made in connection with the ongoing construction and delivery of new cruise ships. Capitalized interest decreased to $8.1 million in the first half of 1995 from $9.6 million in the first half of 1994 due to lower levels of investments in vessels under construction. Other income increased to $5.2 million in the first half of 1995 primarily as a result of a gain on the sale of the Company's entire interest in Epirotiki Cruise Line and certain other non-related, non-recurring items.

  Three Months Ended May 31, 1995 Compared
  To Three Months Ended May 31, 1994

  Revenues

  The increase in total revenues of $43.4 million from the second quarter of 1994 to the second quarter of 1995 was comprised primarily of a $41.6 million, or 10.8%, increase in cruise revenues for the period. The increase in cruise revenues was primarily the result of a 13.4% increase in capacity for the period resulting from the addition of HAL's cruise ship Ryndam in October 1994 and Carnival's Fascination in July 1994. Also affecting cruise revenues were slightly lower gross passenger per diems and occupancy rates. The gross passenger per diems decreased primarily due to a reduction in the percentage of passengers electing the Company's air travel. When a passenger elects to purchase their own air transportation, rather than use the Company's air program, both the Company's cruise revenues and operating expenses decrease by approximately the same amount. The lower occupancy rates reflect reduced occupancy levels for Holland America Line in the Caribbean partially offset by increased occupancy levels for Carnival Cruise Lines.

  Revenues from the Company's Tour operations increased $1.4 million, or 4.7%, to $31.6 million in 1995 from $30.1 million in 1994. The increase was primarily the result of an increase in the transportation revenues generated by the Gray Line of Alaska tour and motorcoach operations.

  Costs and Expenses

  Operating expenses increased $20.1 million, or 8.2%, from the second quarter of 1994 to the second quarter of 1995. Cruise operating costs increased by $20.5 million, or 9.2%, to $243.8 million in the second quarter of 1995 from $223.4 million in the second quarter of 1994, primarily due to additional costs associated with the increased capacity in the second quarter of 1995. Tour operating expenses remained essentially unchanged.

  Selling and administrative costs increased $8.5 million, or 16.5%, primarily due to a 37.8% increase in advertising expenses during the second quarter of 1995 as compared with the same quarter of 1994.

  Depreciation and amortization increased by $4.3 million, or 16.5%, to $30.5 million in the second quarter of 1995 from $26.2 million in the second quarter of 1994 primarily due to the addition of the Ryndam and the Fascination.

  Other Income (Expense)

  Total other expense (net of other income) of $6.5 million decreased in the second quarter of 1995 from $7.9 million in the second quarter of 1994. Interest income increased $3.2 million primarily due to the recognition of interest income related to notes from the sale of Crystal Palace and increased interest rates. Interest expense increased to $20.1 million in the second quarter of 1995 from $17.0 million in the second quarter of 1994 primarily as a result of increased debt levels and higher interest rates on variable rate debt. The increased debt levels were the result of expenditures made in connection with the ongoing construction and delivery of new cruise ships. Capitalized interest decreased to $4.3 million in the second quarter of 1995 from $5.3 million in the second quarter of 1994 due to lower levels of advance payments for vessels under construction. Other income increased to $3.8 million in the second quarter of 1995 primarily as a result of a gain on the sale of the Company's entire interest in Epirotiki Cruise Line and certain other non-related, non-recurring items.

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash

  The Company's business provided $311.2 million of net cash from operations during the six months ended May 31, 1995, an increase of 7.4% compared to the corresponding period in 1994. The increase between periods was primarily the result of an increase in net income and advance customer deposits.

  During the six months ended May 31, 1995, the Company made cash expenditures of approximately $75.9 million on capital projects of which $23 million was spent on the purchase of the Company's existing corporate headquarters facility located in Miami, Florida and $32 million was spent in connection with its ongoing shipbuilding program. The remainder was spent on vessel refurbishments, tour assets and other equipment.

  In April 1995, the Company received $47 million of net proceeds from the sale of 2.1 million shares of Class A Common Stock by the Company pursuant to the underwriters exercise of an overallotment option in a secondary offering by certain shareholders of the Company. Also, in May 1995, the Company issued $100 million of 7.05% Notes Due May 15, 2005 and received approximately $99.2 million in cash proceeds net of underwriting fees and other costs, which was used as described below.

  The Company also made scheduled principal payments totalling approximately $39.7 million under various individual vessel mortgage loans and repaid the outstanding balance on the $750 million revolving credit facility due 1999 (the "$750 Million Revolving Credit Facility") during the six months ended May 31, 1995.

  During the six months ended May 31, 1995, the Company declared and paid cash dividends of approximately $42.5 million.

  In June 1995 the Company took delivery of the Imagination. The Company paid $235 million in cash, $100 million was provided from the 7.05% Notes Due May 15, 2005, $101 million was drawn from the Company's $750 million Revolving Credit Facility, and the remaining $34 million was provided from the Company's treasury.

  Future Commitments

  Excluding the Imagination, which was delivered in June 1995, the Company has contracts for the delivery of seven new vessels over the next four years. The Company will pay approximately $340 million, during the twelve month period ending May 31, 1996 relating to the construction and delivery of those new cruise ships and approximately $1.7 billion beyond May 31 , 1996. See
Note 5 in the accompanying financial statements for more information related
to commitments for the construction of cruise ships.   In addition, the
Company has $1.1 billion of long-term debt and convertible notes of which $79 million is due during the twelve month period ending May 31, 1996. See Note 3 in the accompanying financial statements for more information regarding the Company's debt.

  Funding Sources

  Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may fund a portion of the construction cost of new ships from borrowings under the $750 Million Revolving Credit Facility and/or through the issuance of long-term debt in the public or private markets. One of the Company's subsidiaries also has a $25 million line of credit. Following the borrowing of the final $101 million payment for the Imagination in June 1995, $649 million was available for borrowing by the Company under the $750 Million Revolving Credit Facility.

  To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under the $750 Million Revolving Credit Facility, the Company believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. Through May 1995, the Company has issued $100 million of unsecured notes due July 2004 bearing interest at 7.7% per annum, $30 million of five to ten-year notes bearing interest at rates ranging from 5.95% to 7% per annum, and $100 million of unsecured notes due May 15, 2005 bearing interest at 7.05% per annum. A balance of $270 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.

                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  In 1986 a lawsuit was filed in Federal District Court by the American Association of Cruise Passengers ("AACP") against the Company, Holland America Line-Westours, Inc., ten other cruise lines, the Cruise Lines Int'l Association ("CLIA"), and an association of travel agents seeking treble and punitive damages, alleging violation of federal and state antitrust laws and interference with business expectancies under state common law. The amount of damages sought is not specified in the complaint and has not been revealed in discovery to date. AACP has asserted that the defendants have agreed with each other to boycott AACP because of AACP's practice of rebating travel agency commissions to passengers and advertising discounts on such cruise lines' advertised fares. In March 1995, the Federal District Court dismissed this suit for the second time against both Carnival Cruise Lines and Holland America Line on jurisdictional grounds. Plaintiff may appeal again or file its claim in state court. In either case, the Company will vigorously oppose. The Company does not believe that the outcome of this lawsuit will have a material adverse affect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of shareholders of the Company was held on April 17, 1995 (the "Annual Meeting"). Holders of Class A Common Stock were entitled to elect four of the thirteen directors to be elected at the Annual Meeting and the holders of Class B Common Stock were entitled to elect the remaining nine directors. On all other matters which came before the Annual Meeting, holders of Class A Common Stock were entitled to one vote for each share held and holders of Class B Common Stock were entitled to five votes for each share held. Proxies for (i) 197,484,242 shares of the 227,657,502 shares of Class A Common Stock entitled to vote and (ii) 54,957,142 shares of the 54,957,142 shares of Class B Common Stock entitled to vote, were received in connection with the annual meeting.

  The following table sets forth the names of the four persons elected at the
Annual   Meeting to serve as Class A Directors until the next annual meeting of shareholders of the Company and the number of votes cast for, against or withheld with respect to each person.

CLASS A DIRECTORS              FOR              AGAINST            WITHHELD
William S. Ruben            197,255,773           -0-               228,469
Stuart S. Subotnick         197,257,756           -0-               226,486
Sherwood M. Weiser          197,071,949           -0-               412,293
Uzi Zucker                  197,073,156           -0-               411,086

  The following nine persons were elected to serve as Class B Directors by the unanimous vote of the 54,957,142 shares of Class B Common Stock voted at the Annual Meeting: Micky Arison, Maks L. Birnbach, Robert H. Dickinson, Howard S. Frank, A. Kirk Lanterman, Harvey Levinson, Meshulam Zonis, Richard
G. Capen, Jr. and Modesto Maidique.

  The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes of the shares of Class A Common Stock with respect to each such matter. All of the shares of Class B Common Stock voted at the Annual Meeting were cast in favor of each of the additional matters.

MATTER                             FOR            AGAINST             WITHHELD
Approval of an amendment
to the Amended and Restated
Articles of Incorporation
of the Company. 1/              437,285,971      21,714,440          3,037,594

Approval of the amendments
to the Carnival Cruise
Lines 1992 Stock Option
Plan. 2/                        456,681,433      12,596,908          2,991,511

Ratification of Accountants. 3/ 469,423,537          71,546          2,774,769

1. The Amended and Restated Articles of Incorporation were amended to clarify the ability of the Company to sell less than all or less than substantially all of the assets of the Company without shareholder approval.

2. The Carnival Cruise Lines 1992 Stock Option Plan was amended to (i) increase the maximum number of shares that may be made subject to options under the plan from 1,500,000 to 4,000,000, (ii) to provide that the maximum number of shares with respect to which options may be granted to any individual in any calendar year during the term of the plan cannot exceed 1,000,000 shares of Class A Common Stock and (iii) to modify the class of persons who may serve on the Plan Administration Committee.

3. The shareholders approved the selection of Price Waterhouse LLP as the independent accountants of the Company.

                                     ______________

  On June 28, 1995, a special meeting of the holders of Class B Common Stock was held. At this meeting, Harvey Levinson was removed as a Class B Director by a unanimous vote of the 54,957,142 shares of Class B Common Stock voted at the meeting. Shari Arison Dorsman was elected to fill the vacancy created by Mr. Levinson's removal by a unanimous vote of the 54,957,142 Class B Common Stock voted at the meeting.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         4.1     Agreement of the Company dated July 12, 1995 to furnish
                 certain debt instruments to the Securities and Exchange
                 Commission
          11     Statement regarding computation of per share earnings
          12     Ratio of Earnings to Fixed Charges
          27     Financial Data Schedule

     (b) Reports on Form 8-K

          Current report on Form 8-K (File No. 1-9610) filed with the
Commission on April  12, 1995 related to filing a press release.

          Report on Form 8-K (File No. 1-9610) filed with the Commission on
May 26, 1995  in connection with the issuance of the $100 Million Notes Due
May 15, 2005.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION


Dated: July 12, 1995                    BY   /s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: July 12, 1995                    BY   /s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer
PAGE

INDEX TO EXHIBITS

                                                                  Page No. in
                                                                   Sequential
                                                                    Numbering
                                                                       System
Exhibits

4.1  Agreement of the Company dated July 12, 1995 to furnish certain debt instruments to the Securities and Exchange
     Commission
11   Statement regarding computation of per share earnings
12   Ratio of Earnings to Fixed Charges
27   Financial Data Schedule
