Form 10-Q
period 1995-08-31
CARNIVAL CORP
filed 1995-10-13
CIK 815097

[NOTIFY] 72731,737
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended August 31, 1995

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

Yes X     No__


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of October 9, 1995.

 Class          A Common Stock, $.01 par value: 229,830,658 shares

Class           B Common Stock, $.01 par value: 54,957,142 shares


                                  CARNIVAL CORPORATION



                                     I N D E X



                                                                Page
Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         August 31, 1995 and November 30, 1994                    1

         Consolidated Statements of Operations -
         Nine and Three Months Ended August 31, 1995
         and August 31, 1994                                      2

         Consolidated Statements of Cash Flows -
         Nine Months Ended August 31, 1995
         and August 31, 1994                                      3

         Notes to Consolidated Financial Statements               4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            7



Part II. Other Information

Item 1:  Legal Proceedings                                       13

Item 6:  Exhibits and Reports on Form 8-K                        13



PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                              CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                     August 31,    November 30,
             ASSETS                                     1995          1994
CURRENT ASSETS
     Cash and cash equivalents                       $   88,107    $  54,105
     Short-term investments                              60,153       70,115
     Accounts receivable                                 32,601       20,789
     Consumable inventories, at average cost             49,783       45,122
     Prepaid expenses and other                          57,916       50,318
          Total current assets                          288,560      240,449

PROPERTY AND EQUIPMENT--at cost, less
     accumulated depreciation and
     amortization                                     3,394,516    3,071,431

OTHER ASSETS
     Goodwill, less accumulated amortization of
       $46,546 in 1995 and $41,310 in 1994              228,317      233,553
     Long-term notes receivable                          78,302       76,876
     Investments in affiliates and other assets          45,200       47,514
                                                     $4,034,895   $3,669,823

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt               $   72,185   $   84,644
     Accounts payable                                   105,493       86,750
     Accrued liabilities                                162,393      114,868
     Customer deposits                                  301,639      257,505
     Dividends payable                                   21,358       21,190
          Total current liabilities                     663,068      564,957

LONG-TERM DEBT                                          957,408    1,046,904

CONVERTIBLE NOTES                                       115,000      115,000

OTHER LONG-TERM LIABILITIES                              15,499       14,028

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value;
      one vote per share; 399,500 shares
      authorized; 229,815 and 227,575 shares
      issued and outstanding                              2,298        2,276
    Class B Common Stock; $.01 par value;
      five votes per share;
      201,000 shares authorized;
      54,957 shares issued and
      outstanding                                           550          550
    Paid-in-capital                                     594,452      544,947
    Retained earnings                                 1,693,544    1,390,589
    Less-other                                           (6,924)      (9,428)
      Total shareholders' equity                      2,283,920    1,928,934
                                                     $4,034,895   $3,669,823


The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                        Nine Months            Three Months
                                      Ended August 31,        Ended August 31,
                                    1995         1994        1995         1994

REVENUES                         $1,545,244  $1,395,452  $  672,598  $  600,796

COSTS AND EXPENSES
   Operating expenses               865,311     790,663     352,135     314,545
   Selling and administrative       187,880     161,530      63,634      53,501
   Depreciation and amortization     94,753      80,539      32,709      27,823
                                  1,147,944   1,032,732     448,478     395,869

OPERATING INCOME                    397,300     362,720     224,120     204,927

NONOPERATING INCOME (EXPENSE)
   Interest income                   10,311       6,208       3,405       2,489
   Interest expense, net of
     capitalized interest           (48,583)    (36,738)    (15,268)    (11,892)
   Other income (expense)            18,931      (9,269)     13,742      (9,334)
   Income tax expense               (11,096)    (11,208)    (16,457)    (17,414)
                                    (30,437)    (51,007)    (14,578)    (36,151)
NET INCOME                       $  366,863   $ 311,713   $  209,542 $  168,776


EARNINGS PER SHARE                    $1.29       $1.10       $ .74       $ .60


The accompanying notes are an integral part of these financial statements.

                           CARNIVAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                    Nine Months Ended August 31,
                                                          1995         1994
OPERATING ACTIVITIES:
  Net income                                            $366,863     $311,713
  Adjustments:
     Depreciation and amortization                        94,753       80,539
     Vesting of stock plan shares                          1,309        1,058
     Other                                                 3,726        1,836
  Changes in operating assets and liabilities:
     Increase in receivables                             (11,995)      (8,602)
     Increase in consumable inventories                   (4,661)      (5,476)
     (Increase) decrease in prepaid and other             (7,877)       1,226
     Increase in accounts payable                         18,743       18,609
     Increase in accrued liabilities                      17,637       23,520
     Increase in customer deposits                        44,134       42,755
       Net cash provided from operations                 522,632      467,178

INVESTING ACTIVITIES:
     Decrease in short-term investments                    9,962       16,250
     Additions to property and equipment, net           (382,435)    (405,555)
     Decrease (increase) in other non-current assets         888       (3,063)
     Proceeds from the sale of discontinued operation          -       20,000
       Net cash used for investing activities           (371,585)    (372,368)

FINANCING ACTIVITIES:
     Principal payments of  long-term debt              (341,166)    (371,215)
     Dividends paid                                      (63,740)     (59,299)
     Proceeds from long-term debt                        239,188      393,693
     Issuance of common stock                             48,673        2,121
     Repayment of debt of discontinued operation               -      (25,000)
       Net cash used for financing activities           (117,045)     (59,700)

     Net increase in cash and cash equivalents            34,002       35,110

     Cash and cash equivalents at beginning of period     54,105       60,243

     Cash and cash equivalents at end of period         $ 88,107     $ 95,353



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

  The accompanying consolidated balance sheet at August 31, 1995, the consolidated statements of operations for the nine and three months ended August 31, 1995 and 1994 and cash flows for the nine months ended August 31, 1995 and 1994 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation.
 The Company's operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

<Caption
                                                 August 31,        November 30,
                                                   1995              1994
                                                        (in thousands)

Vessels                                       $3,465,356           $3,147,026
Vessels under construction                       254,142              207,128
                                               3,719,498            3,354,154
Land, buildings and improvements                 127,917               95,294
Transportation and other equipment               165,181              152,649

   Total property and equipment                4,012,596            3,602,097

Less - accumulated depreciation and
amortization                                    (618,080)            (530,666)
                                              $3,394,516           $3,071,431

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $13.4 million and $16.0 million for the nine months ended August 31, 1995 and August 31, 1994, respectively.

NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

<Caption
                                                    August 31,     November 30,
                                                      1995            1994
                                                         (in thousands)
Unsecured $750 Million Revolving Credit
  Facility Due 1999                                $   84,000      $  238,000
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                      232,208         287,642
Unsecured 5.75% Notes Due March 15, 1998              200,000         200,000
Unsecured 6.15% Notes Due October 1, 2003             124,944         124,939
Unsecured 7.20% Debentures Due October 1, 2023        124,865         124,862
Unsecured 7.70% Notes Due July 15, 2004                99,899          99,890
Unsecured 7.05% Notes Due May 15, 2005                 99,806
Other loans payable                                    63,871          56,215
                                                    1,029,593       1,131,548
  Less portion due within one year                    (72,185)        (84,644)
                                                   $  957,408      $1,046,904

  Property and equipment with a net book value of $881 million at August 31, 1995 is pledged as collateral against the mortgage indebtedness.

  In May 1995, the Company issued $100 million of unsecured 7.05% Notes Due May 15, 2005 under a shelf registration statement.

  In July 1992, the Company issued $115 million of 4-1/2% Convertible Subordinated Notes Due July 1, 1997. The notes are convertible into 57.55 shares of the Company's Class A Common Stock per $1,000 of notes. As of August 31, 1995 the notes are convertible into a total of approximately 6.6 million shares of Class A Common Stock. The notes are redeemable in whole or in part at the Company's option on or after July 3, 1996.


NOTE 4 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the nine months ended August 31, 1995:

                         COMMON STOCK
                        $.01 PAR VALUE  PAID-IN  RETAINED
                        CLASS A CLASS B CAPITAL  EARNINGS  OTHER      TOTAL
                                          (in thousands)
Balance November 30, 1994 $2,276 $550 $544,947 $1,390,589 $(9,428) $1,928,934
Net income for the period                         366,863             366,863
Cash dividends                                    (63,908)            (63,908)
Issuance of common stock      21        46,488                         46,509
Changes in securities
 valuation allowance                                        1,195       1,195
Issuance of stock to
 employees under stock plans   1         3,017                          3,018
Vested portion of common
 stock under restricted
 stock plan                                                 1,309       1,309
Balance August 31, 1995   $2,298 $550 $594,452 $1,693,544 $(6,924) $2,283,920

NOTE 5 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                                 Expected                 Number   Estimated
                                 Delivery   Contract     of Lower    Total
Ship Name     Operating Unit       Date   Denomination    Berths     Cost
Inspiration Carnival Cruise Lines  3/96   U. S. Dollar    2,040     $  270
Veendam     Holland America Line   6/96   Italian Lira    1,266        225
Destiny     Carnival Cruise Lines  9/96   Italian Lira    2,640        400
To Be Named Holland America Line   9/97   Italian Lira    1,320        235
To Be Named Carnival Cruise Lines  2/98   U. S. Dollar    2,040        300
To Be Named Carnival Cruise Lines 11/98   U. S. Dollar    2,040        300
To Be Named Carnival Cruise Lines 12/98   Italian Lira    2,640        415
                                                         13,986     $2,145

   Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under contract for construction described above, the Company has paid $254 million through August 31, 1995 and anticipates paying $437 million during the twelve month period ended August 31, 1996 and approximately $1.5 billion beyond August 31, 1996. Carnival's Imagination was delivered in June 1995 and began service July 1, 1995.

   Litigation

   On September 19, 1995, a purported class action suit was filed against the Company in the United States District Court in the Southern District of Florida. The suit alleges that the Company has violated the Florida Deceptive and Unfair Trade Practices Act by overcharging passengers for port charges. The suit seeks declaratory relief to enjoin the Company from further alleged overcharges and seeks compensatory damages in an unspecified amount. The action is presently in the early stages and it is not possible at this time to determine the outcome of the litigation. Management of the Company intends to vigorously defend the litigation.

   The United States Attorney for the District of Alaska has commenced an investigation to determine if a Holland America Line ("HAL") vessel discharged bilgewater, alleged to have contained oil or oily mixtures, at various locations allegedly within United States territorial waters at various times during the summer and early fall of 1994. It is unknown whether any proceedings will be
initiated and, if so, what violations will be alleged.   To date, no penalties
have been sought or proposed. Management does not believe that the amount of potential penalties will have a material impact on the Company.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General

   The Company earns its revenues primarily from (i) the sale of passenger tickets, which includes accommodations, meals, airfare and substantially all shipboard activities, and (ii) the sale of goods and services on board its cruise ships, such as casino gaming, liquor sales, gift shop sales and other related services. Collectively, such revenues are referred to herein as "Cruise revenues". The Company also derives revenues from tour operations which comprises a tour business, 16 hotels, four luxury day-boats, over 290 motor coaches and ten private domed rail cars ("Tour revenues").

   The following table presents selected segment and statistical information for the periods indicated:


                      Nine Months Ended August 31, Three Months Ended August 31,
                             1995           1994           1995            1994
                                              (in thousands)
REVENUES:
   Cruise                $1,368,806     $1,233,558       $530,199      $470,703
   Tour                     217,700        203,342        178,852       166,275
   Intersegment revenues    (41,262)       (41,448)       (36,453)      (36,182)
                         $1,545,244     $1,395,452       $672,598      $600,796


OPERATING EXPENSES:
   Cruise                $  742,902     $  676,534       $261,584      $231,623
   Tour                     163,671        155,577        127,004       119,104
   Intersegment expenses    (41,262)       (41,448)       (36,453)      (36,182)
                         $  865,311     $  790,663       $352,135      $314,545


OPERATING INCOME:
   Cruise                $  368,134     $  337,748       $182,645      $166,554
   Tour                      29,166         24,972         41,475        38,373
                         $  397,300     $  362,720       $224,120      $204,927

SELECTED STATISTICAL INFORMATION:
   Passengers Carried     1,138,775      1,026,966        442,068       394,475
   Passenger Cruise Days  6,825,026      6,109,029      2,549,285     2,264,204
   Occupancy Percentage      105.1%         105.0%         114.6%        113.4%



  The following table sets forth statements of operations data expressed as a percentage of total revenues:

                                        Nine Months           Three Months
                                      Ended August 31,      Ended August 31,
                                      1995     1994          1995      1994
REVENUES                              100%      100%         100%      100%

COSTS AND EXPENSES:
   Operating expenses                  56        57           52        52
   Selling and administrative          12        11           10         9
   Depreciation and amortization        6         6            5         5
OPERATING INCOME                       26        26           33        34
NONOPERATING INCOME (EXPENSE)          (2)       (4)          (2)       (6)

NET INCOME                             24%       22%          31%       28%


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


  Nine Months Ended August 31, 1995 Compared
  To Nine Months Ended August 31, 1994

  Revenues

  The increase in total revenues of $149.8 million from the first nine months of 1994 to the first nine months of 1995 was comprised primarily of a $135.2 million, or 11.0%, increase in cruise revenues for the period. The increase in cruise revenues was primarily the result of a 11.7% increase in capacity for the period resulting from the addition of Carnival's cruise ship Fascination in July 1994, HAL's Ryndam in October 1994, and Carnival's Imagination in July 1995, partially offset by the discontinuation of the FiestaMarina division in September 1994. Also affecting cruise revenues were lower gross passenger per diems. The gross passenger per diems decreased primarily due to a reduction in the percentage of passengers electing the Company's air program. When a passenger elects to purchase his/her own air transportation, rather than use the Company's air program, both the Company's cruise revenues and operating expenses decrease by approximately the same amount. The occupancy rates remained at essentially the same levels. Also affecting cruise revenues in 1995 and 1994 were lost revenues caused by the shipboard incidents described under "Nonoperating Income (Expense)" below.

  Capacity as well as passenger cruise days (one passenger sailing for a period of one day is one passenger day) are expected to increase during the next fiscal quarter as compared to the same period in 1994 as a result of the addition of the Ryndam in October 1994 and the Imagination in July 1995.

  Revenues from the Company's Tour operations increased $14.4 million, or 7.1%, to $217.7 million in 1995 from $203.3 million in 1994. The increase was primarily the result of an increase in the tour and transportation revenues generated by the company's tour business and Gray Line of Alaska tour and motorcoach operations.

  Costs and Expenses

  Operating expenses increased $74.6 million, or 9.4%, from the first nine months of 1994 to the first nine months of 1995. Cruise operating costs increased by $66.4 million, or 9.8%, to $742.9 million in the first nine months of 1995 from $676.5 million in the first nine months of 1994, primarily due to additional costs associated with the increased capacity in the first nine months of 1995. Tour operating expenses increased $8.1 million, or 5.2%, from the first nine months of 1994 to the first nine months of 1995 primarily due to an increase in tour passengers.

  Selling and administrative costs increased $26.4 million, or 16.3%, primarily due to a 26.6% increase in advertising expenses and an increase in payroll and related costs during the first nine months of 1995 as compared with the same period of 1994.

  Depreciation and amortization increased by $14.2 million, or 17.6%, to $94.8 million in the first nine months of 1995 from $80.5 million in the first nine months of 1994 primarily due to the addition of the Ryndam, the Fascination and the Imagination.

  Nonoperating Income (Expense)

  Total nonoperating expense (net of nonoperating income) decreased to $30.4 million for the first nine months of 1995 from $51.0 million in the first nine months of 1994. Interest income increased $4.1 million primarily due to the recognition of interest income on notes received from the sale of Carnival's Crystal Palace Hotel and Casino and higher investment balances. Interest expense increased to $61.9 million in the first nine months of 1995 from $52.7 million in the first nine months of 1994 primarily as a result of increased debt levels and higher interest rates on variable rate debt. The increased debt levels were the result of expenditures made in connection with the ongoing construction and delivery of new cruise ships. Capitalized interest decreased to $13.4 million in the first nine months of 1995 from $16.0 million in the first nine months of 1994 due to lower levels of investments in vessels under construction.

  Other income increased to $18.9 million in the first nine months of 1995 primarily as a result of a $14.4 million gain from the settlement of litigation with Metra Oy and a gain on the sale of the Company's entire interest in Epirotiki Cruise Line. The gains were partially offset by the loss from the Celebration incident discussed below and certain other less significant non-related, non-recurring items. The Company received $40 million from the settlement of litigation with Metra Oy in July 1995. Of this amount, $6.2 million was used to pay related legal fees, $14.4 million was recorded as other income and $19.4 million was used to reduce the Company's cost basis of certain ships which had been the subject of the Company's lawsuit against Metra Oy.

  In June 1995, a fire, which was quickly extinguished, broke out in the engine control room on Carnival's Celebration. There were no injuries to passengers or crew, however, there was damage to one of the vessel's electrical control panels. The time necessary to complete repairs to the Celebration as a result of this incident reduced the availability of the ship and partially offset the capacity increases in the third quarter of 1995 discussed above under "Revenues". Costs associated with repairs to the ship, passenger handling and various other expenses, net of estimated insurance recoveries, amounted to $3.0 million and were included in other expenses. In addition, the Company estimates the loss of revenue, net of related variable expenses, from the Celebration being out of service reduced operating income and net income by an additional $7.3 million in the third quarter of 1995.

  Other expenses of $9.3 million in 1994 were the result of two events which occurred during the third quarter of 1994. In September 1994, the Company discontinued its FiestaMarina division because of lower than expected passenger occupancy levels which resulted in a charge of $3.2 million to other expenses. In August 1994, HAL's Nieuw Amsterdam ran aground in Alaska resulting in the cancellation of three one-week cruises. Costs associated with repairs to the ship, passenger handling and various other expenses, net of estimated insurance recoveries, amounted to $6.4 million and were included in other expenses. In addition, the Company estimates the loss of revenue, net of related variable expenses, from the Nieuw Amsterdam being out of service during that three-week period, reduced operating income and net income by an additional $4.5 million in the third quarter of 1994.


  Three Months Ended August 31, 1995 Compared
  To Three Months Ended August 31, 1994

  Revenues

  The increase in total revenues of $71.8 million from the third quarter of 1994 to the third quarter of 1995 was comprised primarily of a $59.5 million, or 12.6%, increase in cruise revenues for the period. The increase in cruise revenues was primarily the result of an 11.4% increase in capacity for the period resulting from the addition of Carnival's cruise ship Fascination in July 1994, HAL's Ryndam in October 1994, and Carnival's Imagination in July 1995, partially offset by the discontinuation of the FiestaMarina division in September 1994. Also affecting cruise revenues were slightly higher occupancy rates while gross passenger per diems remained at the prior year's level.
Cruise revenues in 1995 and 1994 were also affected by lost revenues caused by the shipboard incidents described in "Nonoperating Income (Expense)" above.

  Revenues from the Company's Tour operations increased $12.6 million, or 7.6%, to $178.9 million in 1995 from $166.3 million in 1994. The increase was primarily the result of an increase in tour and transportation revenues.

  Costs and Expenses

  Operating expenses increased $37.6 million, or 12.0%, from the third quarter of 1994 to the third quarter of 1995. Cruise operating costs increased by $30.0 million, or 12.9%, to $261.6 million in the third quarter of 1995 from $231.6 million in the third quarter of 1994, primarily due to additional costs associated with the increased capacity in the third quarter of 1995. Tour operating expenses increased $7.9 million, or 6.6%, to $127.0 million in the third quarter of 1995 from $119.1 million in the third quarter of 1994 primarily due to an increase in the number of tour passengers.

  Selling and administrative costs increased $10.1 million, or 18.9%, primarily due to a 20.2% increase in advertising expenses and an increase in payroll and related costs during the third quarter of 1995 as compared with the same quarter of 1994.

  Depreciation and amortization increased by $4.9 million, or 17.6%, to $32.7 million in the third quarter of 1995 from $27.8 million in the third quarter of 1994 primarily due to the addition of the Ryndam, the Fascination and the Imagination.

  Nonoperating Income (Expense)

  Total nonoperating expense (net of nonoperating income) decreased to $14.6 million for the third quarter of 1995 from $36.2 million in the third quarter of 1994. Interest income increased $.9 million primarily due to the recognition of interest income related to notes from the sale of Carnival's Crystal Palace Hotel and Casino and increased investment levels. Interest expense increased to $20.5 million in the third quarter of 1995 from $18.3 million in the third quarter of 1994 primarily as a result of increased debt levels and higher interest rates on variable rate debt. The increased debt levels were the result of expenditures made in connection with the ongoing construction and delivery of new cruise ships. Capitalized interest decreased to $5.2 million in the third quarter of 1995 from $6.4 million in the third quarter of 1994 due to lower levels of advance payments for vessels under construction. Other income increased to $13.7 million in the third quarter of 1995 primarily as a result of a $14.4 million gain from the settlement of litigation with Metra Oy less the loss from the Celebration incident discussed above and certain other non-related, non-recurring items. Other expense of $9.3 million in 1994 was the result of a $3.2 million charge related to the discontinuation of the FiestaMarina division and a $6.4 million charge related to the grounding of the Nieuw Amsterdam discussed above.


LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash

  The Company's business provided $522.6 million of net cash from operations during the nine months ended August 31, 1995, an increase of 11.9% compared to the corresponding period in 1994. The increase between periods was primarily the result of an increase in net income.

  During the nine months ended August 31, 1995, the Company made cash expenditures of approximately $382 million on capital projects, of which $346.5 million was spent in connection with its ongoing shipbuilding program and $28 million was spent on the purchase and expansion of the Company's existing corporate headquarters facility located in Miami, Florida. The remainder was spent on vessel refurbishments, tour assets and other equipment. Amounts expended on the shipbuilding program included a final payment of $235 million upon delivery of the Imagination in June 1995.

  In April 1995, the Company received $47 million of net proceeds from the sale of 2.1 million shares of Class A Common Stock by the Company pursuant to the underwriters exercise of an overallotment option in a secondary offering by certain shareholders of the Company. Also, during the nine months ended August 31 1995, the Company issued $100 million of 7.05% Notes Due May 15, 2005 and received approximately $99.2 million in cash proceeds net of underwriting fees and other costs and borrowed $128 million under the $750 million revolving credit facility due 1999 (the "$750 Million Revolving Credit Facility").

  The Company made scheduled principal payments totalling approximately $55 million under various individual vessel mortgage loans and repaid $282 million of the outstanding balance on the $750 Million Revolving Credit Facility during the nine months ended August 31, 1995.

  During the nine months ended August 31, 1995, the Company declared and paid cash dividends of approximately $64 million.

  Future Commitments

  The Company has contracts for the delivery of seven new vessels over the next four years. The Company will pay approximately $437 million during the twelve month period ending August 31, 1996 relating to the construction and delivery of those new cruise ships and approximately $1.5 billion beyond August 31, 1996. See Note 5 in the accompanying financial statements for more information related
to commitments for the construction of cruise ships.   In addition, the Company
has $1.1 billion of long-term debt and convertible notes of which $72 million is due during the twelve month period ending August 31, 1996. See Note 3 in the accompanying financial statements for more information regarding the Company's debt.


  Funding Sources

  Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may fund a portion of the construction cost of new ships from borrowings under the $750 Million Revolving Credit Facility and/or through the issuance of long-term debt in the public or private markets. One of the Company's subsidiaries also has a $25 million line of credit. The Company had $666 million available for borrowing under the $750 Million Revolving Credit Facility as of August 31, 1995.

  To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under the $750 Million Revolving Credit Facility, the Company believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. Through August 1995, the Company has issued $100 million of unsecured notes due July 2004 bearing interest at 7.7% per annum, $30 million of five to ten-year notes bearing interest at rates ranging from 5.95% to 7% per annum, and $100 million of unsecured notes due May 15, 2005 bearing interest at 7.05% per annum. A balance of $270 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.




PART II.  OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS

  On September 19, 1995, a purported class action suit was filed against the Company in the United States District Court in the Southern District of Florida. The suit alleges that the Company has violated the Florida Deceptive and Unfair Trade Practices Act by overcharging passengers for port charges. The suit seeks declaratory relief to enjoin the Company from further alleged overcharges and seeks compensatory damages in an unspecified amount. The action is presently in the early stages and it is not possible at this time to determine the outcome of the litigation. Management of the Company intends to vigorously defend the litigation.

  The United States Attorney for the District of Alaska has commenced an investigation to determine if a HAL vessel discharged bilgewater, alleged to have contained oil or oily mixtures, at various locations allegedly within United States territorial waters at various times during the summer and early fall of 1994. It is unknown whether any proceedings will be initiated and, if
so, what violations will be alleged.   To date, no penalties have been sought or
proposed. Management does not believe that the amount of potential penalties will have a material impact on the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          11     Statement regarding computation of per share earnings
          12     Ratio of Earnings to Fixed Charges
          27     Financial Data Schedule

     (b)  Reports on Form 8-K

          Current report on Form 8-K (File No. 1-9610) filed with the Commission on July 19, 1995.



                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION


Dated: October 12, 1995                   BY /s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: October 12, 1995                   BY /s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer

INDEX TO EXHIBITS

                                                                  Page No. in
                                                                   Sequential
                                                                    Numbering
                                                                       System
Exhibits

11   Statement regarding computation of per share earnings
12   Ratio of Earnings to Fixed Charges
27   Financial Data Schedule
