Form 10-K
period 1995-11-30
CARNIVAL CORP
filed 1996-01-26
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

 (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1995
                                     OR

  [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of exchange on
       Title of each class                                  which registered
      Class A Common Stock                                   New York Stock
       ($.01 par value)                                      Exchange, Inc.

      4-1/2% Convertible                                     New York Stock
  Subordinated Notes due July 1, 1997                        Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X  No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $2,893,000,000 based upon the closing market price on January 17, 1996 of a share of Class A Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

     At January 17, 1996, the Registrant had outstanding 229,898,013 shares of its Class A Common Stock, $.01 par value and 54,957,142 shares of its Class B Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 1995 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (b).     Market for the Registrant's Common Equity and Related
                          Stockholder Matters - Market Information andHolders.

Item 6.                Selected Financial Data

Item 7.                Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

Item 8.                Financial Statements and Supplementary Data


     The information described below and contained in the Registrant's 1996 definitive Proxy Statement, to be filed with the Commission is incorporated by reference into this Form 10-K.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrant.

Item 11.               Executive Compensation.

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management.

Item 13.               Certain Relationships and Related Transactions.







                                      PART I

     Item 1.  Business

     A.  General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974. Carnival Corporation and subsidiaries (the "Company") is the world's largest multiple-night cruise company based on the number of passengers carried and revenues generated. The Company offers a broad range of cruise products, offering contemporary cruises through Carnival Cruise Lines ("Carnival" - a division of Carnival Corporation), premium cruises through Holland America Line and luxury cruises through Windstar Cruises and the Company's joint venture, Seabourn Cruise Line. As of January 1996, the ten Carnival ships have an aggregate capacity of 16,796* passengers with itineraries in the Caribbean and Mexican Riviera. As of January 1996, the seven Holland America Line ships have an aggregate capacity of 8,795 passengers with itineraries in the Caribbean and Alaska and through the Panama Canal, as well as other worldwide itineraries. The three Windstar ships, as of January 1996, have an aggregate capacity of 444 passengers with itineraries in the Caribbean, the South Pacific, and the Mediterranean. During 1995, Seabourn Cruise Line operated two 204 passenger cruise ships with itineraries in the Caribbean, the Baltic, the Mediterranean and the Far East. In January 1996, Seabourn entered into an agreement to acquire a third 204 passenger ship which will begin operation during 1996. In April 1995, the Company sold its 49% equity interest in Epirotiki Line, a Greek cruise operator, for $25 million.

   The Company has signed agreements with a Finnish shipyard providing for the construction of three additional 2,040-berth SuperLiners for Carnival with delivery now expected in February 1996, March 1998 and November 1998. Two additional 2,640-berth cruise vessels are under contract for construction for Carnival from an Italian shipyard now scheduled for delivery in September 1996 and December 1998. The Company also has agreements with the same Italian shipyard for one 1,266-berth cruise ship and one 1,320-berth cruise ship for Holland America Line with delivery expected in April 1996 and September 1997, respectively. In December 1995, the Company entered into an agreement to charter the 1,146 passenger Carnival cruise ship, Festivale, to Dolphin Cruise Line effective April 28,1996.

     The Company also operates a tour business: Holland America Westours. Holland America Westours markets sight-seeing tours both separately and as part of Holland America Line cruise/tour packages. Holland America Westours operates 16 hotels in Alaska and the Canadian Yukon, three luxury day-boats offering tours to the glaciers of Alaska and the Yukon River, over 290 motor coaches used for sight-seeing and charters in the states of Washington and Alaska and in the Canadian Rockies and ten private domed rail cars which are run on the Alaskan railroad between Anchorage and Fairbanks.

     The Company and Airtours Plc, a United Kingdom public company in the tour business, have been in discussions with regard to future cooperation which could lead to the Company acquiring a stake of less than 30 percent of the equity of Airtours Plc through a purchase of newly issued shares and a partial offer to all existing shareholders. No assurance can be given that any agreement will be reached.

* In accordance with industry practice all capacities indicated within this document are calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.


    B.  Cruise Ship Segment

     Industry

     The passenger cruise industry as it exists today began in approximately 1970. Over time, the industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sight-seeing destinations. According to Cruise Lines International Association ("CLIA"), an industry trade group, approximately 500,000 North American passengers took cruises in 1970 for three consecutive nights or more. CLIA estimates that this number reached 4.5 million passengers in 1993, an average compound annual growth rate of 10% since 1970. Also, according to CLIA, by the end of 1993 the number of ships in service totaled 139 with an aggregate capacity of approximately 104,000 berths.

     CLIA estimates that the number of passengers carried in North America declined from 4.5 million in 1993 to 4.3 million in 1995. The Company nevertheless has been able to increase the number of passengers it carried by approximately 200,000 in each of the past two years. The number of berths in the industry remained effectively flat totaling 105,000 berths on 126 ships
at the end of 1995.   CLIA estimates that the number of cruise passengers
will grow to 4.7 million in 1996. CLIA also projects that by the end of 1996, North America will be served by 133 vessels having an aggregate capacity of approximately 116,000 berths.

     The following table sets forth the industry and Company growth over the past five years based on passengers carried for at least three consecutive nights:

                             NORTH AMERICAN            COMPANY CRUISE
                                CRUISE                   PASSENGERS
     YEAR                     PASSENGERS*                 CARRIED
                              (Calendar)                  (Fiscal)
     1995                    4,300,000(est)               1,543,000
     1994                    4,448,000                    1,354,000
     1993                    4,480,000                    1,154,000
     1992                    4,136,000                    1,153,000
     1991                    3,979,000                    1,100,000

------------------------------
*Source: CLIA.
------------------------------

     From 1991 through 1995, the Company's average compound annual growth rate in number of passengers carried was 8.8% versus the industry average of 2.0%.

     The Company's passenger capacity has grown from 17,973 at November 30, 1991 to 26,035 at November 30, 1995. The delivery of the Statendam, Sensation and Maasdam in 1993 increased capacity an additional 4,572 berths, more than offsetting a decrease of 906 berths related to the sale of the Mardi Gras. During 1994, net capacity increased by 2,369 berths due to the delivery of the Fascination and Ryndam, net of the sale of the 937 berth FiestaMarina. In 1995, with the delivery of the Imagination, capacity increased 2,040 berths.

     In spite of the cruise industry's growth since 1970, the Company believes cruises represent only approximately 2% of the applicable North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving at least one night's stay in a hotel. Only an estimated 7% of the North American population has ever cruised.


     Cruise Ships and Itineraries

     Under the Carnival Cruise Lines name, the Company operates ten ships (collectively, the "Carnival Ships") which offer contemporary cruises. Nine of the Carnival Ships were designed by and built for Carnival, including eight SuperLiners which are among the largest in the cruise industry. The tenth vessel, the Festivale, which was not built for Carnival, will be chartered to Dolphin Cruise Line effective April 28, 1996. During 1995, eight of the Carnival Ships operated in the Caribbean and two Carnival Ships called on ports in the Mexican Riviera. During 1996 one of the Carnival Ships, the Tropicale, will begin operating in Alaska during the summer season and Carnival will also offer cruises through the Panama Canal and to the Hawaiian Islands.

     Through its subsidiary, HAL Antillen N.V. ("HAL"), the Company operates ten cruise ships offering premium or luxury cruises. Seven of these ships, the Rotterdam, the Nieuw Amsterdam, the Noordam, the Westerdam, the Statendam, the Maasdam and the Ryndam are operated under the Holland America Line name (the "HAL Ships"). The remaining three ships, the Wind Star, the Wind Song and the Wind Spirit, are operated under the Windstar Cruises name (the "Windstar Ships"). Six of the HAL Ships were designed by and built for HAL. The three Windstar Ships were built for Windstar Sail Cruises, Ltd. ( "WSCL") between 1986 and 1988.

     The HAL Ships offer premium cruises of various lengths, primarily in the Caribbean, Alaska, Panama Canal, Europe, the Mediterranean, Hawaii, Mexico, South Pacific, South America and the Orient. Cruise lengths vary from 3 to 98 days, with a large proportion being seven or ten days in length. Periodically, the HAL Ships make longer grand cruises or operate on short-term special itineraries. For example, in 1995, the Rotterdam made an 85-day world cruise, and a 34-day Grand South Pacific voyage. HAL will continue to offer these special and longer itineraries in order to increase travel opportunities for its customers and strengthen its cruise offerings in view of the fleet expansion. The majority of the HAL Ships operate in the Caribbean during fall to late spring and in Alaska during late spring to early fall. The three Windstar Ships currently operate in the Caribbean, the Mediterranean and the South Pacific.









     The following table presents summary information concerning the Company's ships. Areas of operation are based on 1995 itineraries and are subject to change.

                                   YEAR
                                 FIRST IN          GROSS      LENGTH
PRIMARY
                                 COMPANY    PAX  REGISTERED    AND      AREAS
OF
NAME          REGISTRY BUILT  SERVICE   CAP*    TONS       WIDTH
OPERATION
Carnival Cruise Lines
Imagination     Panama      1995   1995  2,040  70,367  855/104 Caribbean
Fascination     Panama      1994   1994  2,040  70,367  855/104 Caribbean
Sensation       Panama      1993   1993  2,040  70,367  855/104 Caribbean
Ecstasy         Liberia     1991   1991  2,040  70,367  855/104 Caribbean
Fantasy         Liberia     1990   1990  2,044  70,367  855/104 Bahamas
Celebration     Liberia     1987   1987  1,486  47,262   738/92 Caribbean
Jubilee         Panama      1986   1986  1,486  47,262   738/92 Mexican Riviera
Holiday         Panama      1985   1985  1,452  46,052   727/92 Mexican Riviera
Tropicale       Liberia     1982   1982  1,022  36,674   660/85 Caribbean
Festivale       Bahamas     1961   1978  1,146  38,175   760/90 Caribbean
  Total Carnival Ships Capacity.........16,796
Holland America Line
Ryndam          Bahamas     1994   1994  1,266   55,451   720/101 Alaska,
                                                                  Caribbean
Maasdam         Bahamas     1993   1993  1,266   55,451   720/101 Europe,
                                                                   Caribbean
Statendam       Bahamas     1993   1993  1,266   55,451   720/101 Alaska,
                                                                   Caribbean
Westerdam       Bahamas     1986   1988  1,494   53,872   798/95 Canada,
                                                                   Caribbean
Noordam         Netherlands 1984   1984  1,214   33,930   704/89 Alaska,
                Antilles("N.A.")                                  Caribbean
Nieuw Amsterdam N.A.        1983   1983  1,214   33,930   704/89 Alaska,
                                                                  Caribbean
Rotterdam       N.A.        1959   1959  1,075   37,783   749/94 Alaska,
                                                                  Hawaii
  Total HAL Ships Capacity.............  8,795
Windstar Cruises
Wind Spirit     Bahamas     1988   1988    148   5,736    440/52 Caribbean,
                                                                 Mediterranean
Wind Song       Bahamas     1987   1987    148   5,703    440/52 South Pacific
Wind Star       Bahamas     1986   1986    148   5,703    440/52 Caribbean,
                                                                  Mediterranean
   Total Windstar Ships Capacity........   444
Total Capacity..........................26,035

________________________________________

* In accordance with industry practice passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.

     Cruise Ship Constructions

     The Company is currently constructing five cruise ships to be operated under the Carnival name and two cruise ships to be operated under the Holland America Line name. The following table presents summary information concerning ships under construction:

                                                          LENGTH
                 EXPECTED                   PAX             AND   APPROXIMATE
VESSEL           DELIVERY     SHIPYARD      CAP     TONS    WIDTH     COST


(000's)
Carnival Cruise Lines

Inspiration      February 1996  Masa-Yards  2,040   70,367  855/104 $ 270,000
Carnival Destiny September 1996 Fincantieri 2,640  101,000  886/116   400,000(1)
To Be Named      February 1998  Masa-Yards  2,040   70,367  855/104   300,000
To Be Named      November 1998  Masa-Yards  2,040   70,367  855/104   300,000
To Be Named      December 1998  Fincantieri 2,640  101,000  886/116   415,000(1)

  Total Carnival Ships Capacity            11,400                  1,685,000

Holland America Line

Veendam          April 1996     Fincantieri 1,266   55,451  720/101  225,000(1)
To Be Named      September 1997 Fincantieri 1,320   62,000  780/106  235,000(1)
  Total HAL Ships Capacity                  2,586                    460,000

Total                                      13,986                 $2,145,000

(1) Contracts denominated in a foreign currency and have been fixed into U.S. Dollars through the use of forward currency contracts.

     Other Cruise Activities

     The Company has a 50% equity interest in a joint venture company ("Seabourn") which in April 1992 acquired the cruise operations of K/S Seabourn Cruise Line. The Company also has a subordinated secured ten-year loan of $15 million to Seabourn. During 1995, Seabourn operated two ultra-luxury ships, which have an aggregate capacity of 408 passengers and have itineraries in the Caribbean, the Baltic, the Mediterranean and the Far East. In January 1996, Seabourn entered into an agreement to acquire a third ship with a capacity of 204 which will begin operation during 1996.

     Cruise Tariffs

     Unless otherwise noted herein, brochure prices include round trip airfare from over 175 cities in the United States and Canada. If a passenger chooses not to have the Company provide air transportation, the ticket price is reduced. Brochure prices vary depending on size and location of cabin, the time of year that the voyage takes place, and when the booking is made. The cruise brochure price includes a wide variety of activities and facilities, such as a fully equipped casino, nightclubs, theatrical shows, movies, parties, a discotheque, a health club and swimming pools on each ship. The brochure price also includes numerous dining opportunities daily.

     Brochure pricing information below is per person based on double occupancy:

    AREA OF OPERATION                CRUISE LENGTH            PRICE RANGE

Carnival Cruise Lines
    Caribbean                            3-day             $   559--1,179
                                         4-day                 659--1,339
                                         7-day               1,399--2,439
    Mexico                               3-day                 559--1,179
                                         4-day                 659--1,339
                                         7-day               1,399--2,439
Holland America Line (1)
    Alaska                               7-day             $ 1,120--6,875
    Caribbean                            7-day               1,212--5,775
                                        10-day               2,032--5,940
    Europe                       10- to 12-day              3,240--13,345
    Panama Canal                 10- to 22-day              2,185--14,840
Windstar  Cruises (1)
    Caribbean                            7-day             $ 2,995--3,195
    Mediterranean                 7- to 16-day               3,895--6,695
    South Pacific                        7-day               2,995--3,195

-----------------------------------------------------
(1) Prices represent cruise only
-----------------------------------------------------

     Brochure prices are regularly discounted through the Company's early booking discount program and other promotions.

     On-Board and Other Revenues

     The Company derives revenues from certain on-board activities and services including casino gaming, liquor sales, gift shop sales, shore tours, photography and promotional advertising by merchants located in ports of call.

     The casinos, which contain slot machines and gaming tables including blackjack, craps, roulette and stud poker are generally open only when the ships are at sea in international waters. The Company also earns revenue from the sale of alcoholic and other beverages. Certain onboard activities are managed by independent concessionaires from which the Company collects a percentage of revenues, while certain others are managed by the Company.

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


     Passengers

    The following table sets forth the aggregate number of passengers carried and percentage occupancy for the Company's ships for the periods indicated:

                                                FISCAL YEAR ENDED NOVEMBER 30,
                                                 1995       1994      1993

   Number of Passengers                      1,543,000   1,354,000   1,154,000
   Occupancy Percentage*                         105.0%      104.0%      105.3%

-----------------------------------------
     *In accordance with industry practice, total capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers. Occupancy percentages in excess of 100% indicate that more than two passengers occupied some cabins.
-----------------------------------------
     The following table sets forth the actual occupancy percentage for all cruises on the Company's ships during each quarter for the fiscal years ended November 30, 1994 and November 30, 1995:

                                             OCCUPANCY
       QUARTER ENDING                        PERCENTAGE

       February 28, 1994                       100.2%
       May 31, 1994                            101.2
       August 31, 1994                         113.4
       November 30, 1994                       100.9
       February 28, 1995                        99.9
       May 31, 1995                            100.3
       August 31, 1995                         114.6
       November 30, 1995                       104.6

     Sales and Marketing

     The Company markets the Carnival Ships as the "Fun Ships " and uses the themes "Carnival's Got the Fun " and "The Most Popular Cruise Line in the World ", among others.

     Carnival advertises nationally directly to consumers on network television and through extensive print media featuring its spokesperson, Kathie Lee Gifford. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Ships " concept and the "Carnival " name.
Substantially all of Carnival's cruise bookings are made through travel agents, which arrangement is encouraged as a matter of policy. In fiscal 1995, Carnival took reservations from about 29,000 of approximately 45,000 travel agencies in the United States and Canada. Travel agents receive a standard commission of 10% (15% in the State of Florida), plus the potential of an additional commission based on sales volume. Moreover, because cruise vacations are substantially all-inclusive, sales of Carnival cruise vacations yield a significantly higher commission to travel agents than selling air tickets and hotel rooms. During fiscal 1995, no one travel agency accounted for more than 2% of Carnival's revenues.

     Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Ships " cruise vacations. Carnival employs approximately 90 field sales representatives and 30 in-house service representatives to motivate independent travel agents and promote its cruises. Carnival believes it has the largest sales force in the industry.


     To facilitate access and to simplify the reservation process, Carnival employs approximately 360 reservation agents to take bookings from independent travel agents. Carnival's fully-automated reservation system allows its reservation agents to respond quickly to book cabins on its ships. Carnival has a policy of pricing comparable cabins (based on size, location and length of voyage) on its various ships at the same rate ("common rating"). Such common rate includes round-trip airfare, which means that any passenger can fly from any one of over 140 cities in the United States and Canada to ports of embarkation for the same price. Through common rating, Carnival is able to offer customers a wider variety of voyages for the same price, which the Company believes improves occupancy on all its cruises. However, discounts from brochure prices may vary depending upon the ship, itinerary, time of year and demand for each cruise.

     Carnival's cruises generally are substantially booked several months in advance of the sailing date. This lead time allows Carnival to adjust its prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. Carnival's SuperSaver fares, introduced several years ago, are designed to encourage potential passengers to book cruise reservations earlier, which helps the Company to more effectively manage yields (pricing and occupancy). Carnival's payment terms require that a passenger pay approximately 15% of the cruise price within 7 days of the reservation date and the balance not later than 45 days before the sailing date for 3- and 4-day cruises and 60 days before the sailing date for 7-day cruises.

     Carnival believes that its success is due in large part to its unique product positioning within the industry. Carnival markets the Carnival Ship cruises as vacation alternatives to land-based resorts and sight-seeing destinations. Carnival seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. Carnival's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. Carnival markets the Carnival Ship cruises as the "Fun Ships " experience, which includes a wide variety of shipboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and unlimited food.

     The Company's products are positioned to offer contemporary, premium and luxury cruises. Luxury cruises typically will have per diems of $300 or higher. Premium cruises typically last 7 to 14 days or more at per diems of $250 or higher. Contemporary cruises typically are 7 days or shorter in length, are priced at per diems of $200 or less, and feature a casual ambiance. The Company believes that the success and growth of the Carnival cruises is attributable to its longstanding efforts to promote contemporary cruise products.

     The HAL and Windstar Ships offer premium and luxury cruises, respectively. The Company believes that the hallmarks of the HAL experience are beautiful ships and gracious attentive service. HAL communicates this difference as "A Tradition of Excellence ", a reference to its long standing reputation as a first class and grand cruise line.

     Substantially all of HAL's bookings are made through travel agents, which arrangement HAL encourages as a matter of policy. In fiscal 1995, HAL took reservations from about 20,000 of approximately 45,000 travel agencies in the U.S. and Canada. Travel agents receive a standard commission of between 10% and 15%, depending on the specific cruise product sold, with the potential for override commissions based upon sales volume. During 1995, no one travel agency accounted for more than 1% of HAL's total revenue.

     HAL has focused much of its sales effort at creating an excellent relationship with the travel agency community. This is related to the HAL marketing philosophy that travel agents have a large impact on the consumer cruise selection process and will recommend HAL more often because of its excellent reputation for service to both consumers and independent travel agents. HAL solicits continuous feedback from consumers and the independent travel agents making bookings with HAL to insure they are receiving excellent service.

     HAL's marketing communication strategy is primarily composed of newspaper and magazine advertising, large scale brochure distribution and direct mail solicitations to past passengers (referred to as "alumni") and television. HAL engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. HAL employs approximately 50 field sales representatives, 15 teleaccount sales representatives and 15 sales and service representatives to support the field sales force. Carnival's approximately 90 field sales representatives also promote HAL products. To facilitate access to HAL and to simplify the reservation process for the HAL ships, HAL employs approximately 260 reservation agents to take bookings from travel agents. HAL's cruises generally are booked several months in advance of the sailing date. The Company also solicits current and former passengers of the Carnival Ships to take future cruises on the HAL and Windstar Ships.

   Windstar Cruises has its own marketing and reservations staff. Field sales representatives for both HAL and Carnival act as field sales representatives for Windstar. Marketing efforts are primarily devoted to a) travel agent support and awareness, b) direct mail solicitation of past passengers, and c) distribution of brochures.

     Windstar's marketing efforts feature the distinctive nature of its graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries" (apart from the normal cruise experience). Windstar's philosophy is embodied in the phrase "180 degrees from ordinary".

     Seasonality

     The Company's revenue from the sale of passenger tickets for the Carnival Ships is moderately seasonal. Historically, demand for Carnival cruises has been greater during the periods from late December through April and late June through August. Demand traditionally is lower during the period from September through mid-December and during May. To allow for full availability during peak periods, drydocking maintenance is usually performed in September, October and early December. HAL cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska and Europe and HAL obtains higher prices for these summer products. Demand for HAL cruises is lower during the winter months when HAL ships sail in more competitive markets.

     Competition

     Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sight-seeing destinations, and public demand for such activities is influenced by general economic conditions.

     Cruise ships operated by six other cruise lines offer year round itineraries year round which are similar to those offered by the Carnival Ships sailing from ports in Florida, California and Puerto Rico. Cruise ships operated by an additional ten other cruise lines offer similar itineraries from these ports on a seasonal basis. The HAL Ships are among those which seasonally offer similar itineraries from these ports. Ships operated by Royal Caribbean Cruise Line and Norwegian Cruise Line sail regularly from Miami on itineraries quite similar to those of the Carnival Ships. Ships operated by Royal Caribbean Cruise Line and Princess Cruises embark from Los Angeles to the west coast of Mexico. Cruise lines such as Norwegian Cruise Line, Royal Caribbean Cruise Line, Costa Cruise Lines, Cunard and Princess Cruises offer voyages from San Juan to the Caribbean.

     In Alaska, cruise ships operated by ten other cruise lines offer itineraries similar to those offered by HAL. The largest of these cruise lines in Princess Cruises.

     In the Caribbean, cruise ships operated by 16 different cruise lines offer itineraries similar to those offered by HAL. After Carnival, the largest of these cruise lines are Princess Cruises, Royal Caribbean Cruise Line, and Norwegian Cruise Line.

     Governmental Regulation

     The Ecstasy, Fantasy, Celebration and Tropicale are Liberian flagged ships, the Festivale is a Bahamian flagged ship, and the balance of the Carnival Ships are registered in Panama. The Ryndam, Maasdam, Statendam and Westerdam are registered in the Bahamas, while the balance of the HAL Ships are flagged in the Netherlands Antilles. The Windstar Ships are registered in the Bahamas. The ships are subject to inspection by the United States Coast Guard for compliance with the Convention for the Safety of Life at Sea and by the United States Public Health Service for sanitary standards. The Company is also regulated by the Federal Maritime Commission, which, among other things, certifies ships on the basis of the ability of the Company to meet obligations to passengers for refunds in case of non-performance. The Company believes it is in compliance with all material regulations applicable to its ships and has all licenses necessary to the conduct of its business. In connection with a significant portion of its Alaska cruise operations, HAL relies on a concession permit from the National Park Service to operate its cruise ships in Glacier Bay National Park, which is periodically renewed. There can be no assurance that the permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference rights, will remain unchanged in the future.

     The International Maritime Organization has adopted safety standards as part of the "Safety of Life at Sea" ("SOLAS") Convention, applicable
generally to all passenger ships carrying 36 or more passengers.   Generally,
SOLAS imposes enhanced vessel structural requirements designed to improve passenger safety. The SOLAS requirements are phased in through the year 2010. However, certain stringent SOLAS fire safety requirements must be implemented by 1997. Only two of the Company's vessels, Carnival's Festivale, and HAL's Rotterdam are expected to be significantly affected by the SOLAS 1997 requirements. The decision regarding the additional SOLAS related investments for these two ships is expected to be made during 1996.

     Public Law 89-777 administered by the Federal Maritime Commission ("FMC")requires most cruise line operators to establish financial responsibility for nonperformance of transportation. The FMC's regulations require that a cruise line demonstrate its financial responsibility through a guaranty, escrow arrangement, surety bond, insurance or self-insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two-year period up to a maximum coverage level of $15 million, subject to a sliding scale. The FMC has proposed elimination of the $15 million ceiling and revising the existing sliding scale to require coverage for 110% of customer deposits up to $25 million and additional coverage of either (i) 90% of amounts exceeding $25 million or
(ii) 75% of customer deposits in excess of $25 million and less than $50 million and 50% coverage of amounts in excess of $50 million. The FMC is also considering elimination of the self-insurance provisions. The proposed new regulations are viewed favorably by the Company and are not expected to have a material effect on the Company. The FMC has received public comments regarding the proposed regulations and may take final action at any time.

     From time to time, various other regulatory and legislative changes have been or may in the future be proposed that could have an effect on the cruise industry in general.

     Financial Information

     For financial information about the Company's cruise ship segment with respect to the three fiscal years ended November 30, 1995, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements as of November 30, 1995 in Exhibit 13 incorporated by reference into this document.

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

     Holland America Westours

     Holland America Line-Westours Inc. ("Holland America Westours") is a wholly-owned subsidiary of HAL. The group of subsidiaries which together comprise the tour operations perform three independent yet interrelated functions. During 1995, as part of an integrated travel program to destinations in Alaska and the Canadian Rockies, the tour service group offered 51 different tour programs varying in length from 7 to 19 days. The transportation group and hotel group support the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Three luxury dayboats perform an important role in the integrated Alaska travel program offering tours to the glaciers and fjords of Alaska and the Yukon River. The Fairweather cruises the Lynn Canal in Southeast Alaska, the Yukon Queen cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska. The three dayboats have a combined capacity of 489 passengers.

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

     Westmark Hotels

     HAL owns and/or operates 16 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels. Four of the hotels are located in Canada's Yukon Territory and offer a combined total of 585 rooms. The remaining 12 hotels, all located throughout Alaska, provide a total of 1,649 rooms, bringing the total number of hotel rooms to 2,234.

     The hotels play an important role in HAL's tour program during the summer months when they provide accommodations to the tour passengers. The hotels located in the larger metropolitan areas remain open during the entire year, acting during the winter season as centers for local community activities while continuing to accommodate the traveling public. HAL hotels include dining, lounge and conference or meeting room facilities. Certain hotels have gift shops and other tourist services on the premises.

The hotels are summarized in the following table:

                                                                OPEN DURING
HOTEL NAME                         LOCATION         ROOMS       1995 SEASON

Alaska Hotels:
     Westmark Anchorage           Anchorage          198           year-round
     Westmark Inn                 Anchorage           90            seasonal
     Westmark Inn                 Fairbanks          173            seasonal
     Westmark Fairbanks           Fairbanks          238           year-round
     Westmark Juneau              Juneau             105           year-round
     The Baranof                  Juneau             193           year-round
     Westmark Cape Fox            Ketchikan           72           year-round
     Westmark Kodiak              Kodiak              81           year-round
     Westmark Shee Atika          Sitka              101           year-round
     Westmark Inn Skagway         Skagway            209           seasonal
     Westmark Tok                 Tok                 92           seasonal
     Westmark Valdez              Valdez              97           year-round

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

     For the hotels that operate year-round, the occupancy percentage for 1995 was 58.9%, and for the hotels that operate only during the summer months, the occupancy percentage for 1995 was 76.7%.

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

     Competition

     Holland America Westours competes with independent tour operators and motor coach charter operators in Washington, Alaska and the Canadian Rockies. The primary competitors in Alaska are Princess Tours (which owns approximately 130 motor coaches and three hotels) and Alaska Sightseeing/Trav-Alaska (which owns approximately 43 motor coaches). The primary competitor in Washington is Gazelle (with approximately 18 motor coaches). The primary competitors in the Canadian Rockies are Tauck Tours, Princess Tours and Brewster Transportation.

     Westmark Hotels compete with various hotels throughout Alaska, including the Super 8 national motel chain, many of which charge prices below those charged by HAL. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulation

     HAL's motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities and Transportation Commission, the British Columbia Motor Carrier Commission and the Alaska Transportation Commission. Certain of HAL's tours involve federal properties and are subject to regulation by various federal agencies such as the National Park Service, the Federal Maritime Administration and the U.S. Forest Service.

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

     Financial Information

     For financial information about the Company's tour segment with respect to the three fiscal years ended November 30, 1995, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements as of November 30, 1995 in Exhibit 13 incorporated by reference into this document.


     D. Employees

     The Company's Carnival operations have approximately 1,300 full-time and 250 part-time employees engaged in shoreside operations. Carnival also employs approximately 360 officers and approximately 7,200 crew and staff on the Carnival Ships.

     The Company's HAL operations have approximately 2,900 employees engaged in shoreside, tour and hotel operations, of which approximately 1,500 employees hold part-time/seasonal positions. HAL also employs approximately 220 officers and approximately 3,300 crew and staff on the HAL Ships and Windstar Ships. Due to the seasonality of its Alaska and Canadian operations, HAL tends to increase its work force during the summer months, employing significant additional full-time and part-time personnel. HAL has entered into agreements with unions covering employees in certain of its hotels and certain of its tour and ship employees.

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

     The Company currently maintains insurance on the hull and machinery of each vessel in amounts equal to the approximate market value of each vessel. The Company maintains war risk insurance on each vessel which includes legal liability to crew and passengers including terrorist risks for which coverage would be excluded from SSOPIA or SMUAL. The coverage for hull and machinery and war risks is effected with international markets, including underwriters at Lloyds. The Company, as required by the FMC, maintains at all times two $15 million performance bonds for the Carnival Ships, and the HAL and Windstar Ships, respectively, to cover passenger ticket liabilities in the event of a canceled or interrupted cruise. See "CRUISE SHIP SEGMENT - Government Regulation" for a discussion of changes to the performance bond requirements proposed by the FMC.

     The Company maintains certain levels of self insurance for liabilities and hull and machinery through the use of substantial deductibles. Such deductibles may be increased in the future. The Company does not carry coverage related to loss of earnings or revenues for its cruise operations.

     The Company also maintains various insurance policies to protect the assets, earnings and liabilities arising from the operation of HAL Westours.


  Item 2. Properties

     The Company's cruise ships are described in Section B of Item 1 under the heading "Cruise Ship Segment". The properties associated with HAL's tour operations are described in Section C of Item 1 under the heading "Tour Segment".

     Carnival's shoreside operations and corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida, and consists of approximately 231,000 square feet of office space which the Company purchased in December 1994. In order to provide space for the future growth of Carnival and to consolidate existing personnel, approximately 225,000 square feet of office space is being constructed next to the existing facility with an estimated completion date of July 1996. Carnival is also leasing approximately 60,000 square feet of office space at 5225 N.W. 87th Avenue, Miami, Florida until the new facility is completed.

     HAL headquarters are at 300 Elliott Avenue West in Seattle, Washington in leased space in an office building. The lease is for approximately 120,000 square feet.

     Item 3. Legal Proceedings

     A purported class action suit was filed against the Company on September 19, 1995 and was subsequently dismissed by the court on jurisdictional grounds on December 15,1995. The suit alleged that the Company had violated the Florida Deceptive and Unfair Trade Practices Act by overcharging passengers for port charges. The plaintiffs refiled their suit in the same court on December 27, 1995 and modified the complaint to add various federal law claims and a state fraud claim. The suit seeks declaratory relief to enjoin the Company from further alleged overcharges and seeks compensatory and punitive damages in an unspecified amount. The action is presently in its early stages and it is not possible at this time to determine the outcome of the litigation. Management of the Company intends to vigorously defend the lawsuit.

    The United States Attorney for the District of Alaska has commenced an investigation to determine if a Holland America Line vessel discharged bilge water, alleged to have contained oil or oily mixtures, at various locations allegedly within United States territorial waters at various times during the summer and early fall of 1994. It is unknown whether any proceedings will be initiated and, if so, what violations will be alleged. To date, no penalties have been sought or imposed. Management does not believe that the amount of potential penalties will have a material impact on the Company.

     During 1995, the Company received $40 million in cash and other compensation from the settlement of litigation with Metra Oy, the former parent company of Wartsila Marine Industries ("Wartsila"), related to losses suffered in connection with the construction of three of the Company's cruise ships. Of the $40 million, $6.2 million was used to pay related legal fees, $14.4 million was recorded as other income and $19.4 million was used to reduce the Company's cost basis of certain ships. The Company is continuing to pursue claims in the bankruptcy proceedings in Finland to recover damages suffered in connection with the construction of the three ships.

     The Company is routinely involved in liability and other claims typical of the cruise ship, hotel and tour businesses. After the application of deductibles, a substantial portion of these claims are fully covered by insurance. The Company is also involved from time to time in commercial, regulatory and employment related disputes and claims. In the opinion of management, such claims, if decided adversely, individually or in the aggregate, would not have a material adverse effect upon the Company's financial condition or results of operations.

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

          NAME                 AGE                  POSITION

      Micky Arison              46  Chairman of the Board and Chief
                                       Executive Officer
      Gerald R. Cahill          44  Vice President--Finance
      Robert H. Dickinson       53  President and Chief Operating Officer
                                      of Carnival and Director
      Howard S. Frank           54  Vice-Chairman, Chief Financial Officer
                                      and Director
      A. Kirk Lanterman         64  President and Chief Executive Officer of
                                      Holland America Line-Westours Inc. and
                                      Director
      Lowell Zemnick            52  Vice President and Treasurer
      Meshulam Zonis            62  Senior Vice President--Operations of
                                      Carnival and Director

     Business Experience of Officers

     Micky Arison, age 46, has been Chief Executive Officer since 1979 and Chairman of the Board since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as sales agent, reservations manager and as Vice President in charge of passenger traffic. He is the son of Ted Arison, Carnival Corporation's founder. He served on the Board of Directors of Ensign Bank, FSB until August 30, 1990. On that date, the Office of Thrift Supervision appointed the Resolution Trust Corporation receiver of Ensign Bank.

     Gerald R. Cahill, age 44, is a Certified Public Accountant and has been Vice President-Finance since September 1994. Mr. Cahill was the chief financial officer from 1988 to 1992 and the chief operating officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with Price Waterhouse LLP.

     Robert H. Dickinson, age 53, has been President and Chief Operating Officer of Carnival since May 1993. From 1979 to May 1993, he was Senior Vice President--Sales and Marketing of Carnival. He has also been a director since June 1987.

     Howard S. Frank, age 54, has been Vice-Chairman of the Board since October 1993 and has been Chief Financial Officer and Chief Accounting Officer since July 1, 1989 and a Director since 1992. From July 1989 to October 1993 he was Senior Vice President-Finance. From July 1975 through June 1989, he was a partner with Price Waterhouse LLP.

     A. Kirk Lanterman, age 64, is a Certified Public Accountant and has been President and Chief Executive Officer of Holland America Line-Westours Inc. since January 1989 and a Director since 1992. From 1983 to January 1989, he was President and Chief Operating Officer of Holland America Line-Westours Inc. From 1979 to 1983, he was President of Westours which merged in 1983 with Holland America Line.

     Lowell Zemnick, age 52, is a Certified Public Accountant and has been Vice President since 1980 and Treasurer since September 1990. Mr. Zemnick was the chief financial officer of Carnival from 1980 to September 1990 and was the Chief Financial Officer of Carnival Corporation from May 1987 through June 1989.

     Meshulam Zonis, age 62, has been Senior Vice President--Operations of Carnival since 1979. He has also been a director since June 1987. From 1974 through 1979, Mr. Zonis was Vice President--Operations of Carnival.

                                       PART II


     Item 5.Market for the Registrant's Common Equity and Related
Stockholders Matters

     A.  Market Information

     The information required by Item 201(a) of Regulation S-K, market information, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

     B.  Holders

     The information required by Item 201(b) of Regulation S-K, holders of common stock, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

     C.  Dividends

     Any dividend declared by the Board of Directors on the Company's Common Stock will be paid concurrently at the same rate on the Class A Common Stock and the Class B Common Stock. For its Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), the Company declared cash dividends of $.07 per share in each of the first three quarters of fiscal 1994, $.075 in the fourth quarter of fiscal 1994 and in the first three quarters of fiscal 1995, and $.09 in the fourth quarter of fiscal 1995 and first quarter of fiscal 1996. Payment of future quarterly dividends on the Common Stock will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and certain tax considerations of certain members of the Arison family and trusts for the benefit of Mr. Ted Arison's children (the "Principal Shareholders"), some of whom are required to include a portion of the Company's earnings in their taxable income, whether or not the earnings are distributed (see "D. Taxation of the Company"). The Company may also declare special dividends to all stockholders in the event that the Principal Shareholders are required to pay additional income taxes by reason of their ownership of the Common Stock, either because of an income tax audit of the Company or the Principal Shareholders or because of certain actions by the Company (such as a failure by the Company to maintain its investment in shipping assets at a certain level) that would trigger adverse tax consequences to the Principal Shareholders under the special tax rules applicable to them.

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

     United States
     Carnival Corporation is a Panamanian corporation, and its material subsidiaries (other than subsidiaries engaged in the bus, hotel and tour business of Holland America Line) are Panamanian, Liberian, Netherlands Antilles, British Virgin Islands, and Bahamian corporations. Accordingly, the Company's income from sources outside of the United States ("foreign source income") generally is not subject to United States tax. Moreover, the Company anticipates that, under current law, all or virtually all of its income from sources within the United States ("United States Source Income") that constitutes Shipping Income (as defined below) will be exempt from United States corporate income taxation for as long as Carnival Corporation and its subsidiaries meet the requirements of Section 883 of the Code.
Section 883 of the Code provides that income of a foreign corporation derived from the international operation, or from the rental on a full or bareboat basis, of ships ("Shipping Income") is exempt from United States taxation if
(1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to citizens of the United States and to corporations organized in the United States (an "equivalent exemption jurisdiction") and
(2) the foreign corporation is a controlled foreign corporation ("CFC") as defined in Section 957(a) of the Code (the "CFC Test"). The Company believes that substantially all of its United States Source Income other than Holland America Line's income from its bus, hotel and tour operations, currently qualifies as Shipping Income, and that Panama, the Netherlands Antilles, the British Virgin Islands, the Bahamas, and Liberia are equivalent exemption jurisdictions. (Holland America Line's income from its hotel and tour operations, is not Shipping Income, and, accordingly, is subject to United States corporate income tax). If, however, Panamanian, Netherlands Antilles, British Virgin Islands, Bahamian or Liberian law were to change adversely, the Company would consider taking appropriate steps (including reincorporating in another jurisdiction) so as to remain eligible for the exemption from United States Federal income tax provided by Section 883 of the Code.

     A foreign corporation is a CFC when stock representing more than 50% of such corporation's voting power or equity value is owned (or considered as owned) on any day of its fiscal year by United States persons who each own (or are considered as owning) stock representing 10% or more of the corporation's voting power ("Ten Percent Shareholders"). Stock of the Company representing more than 50% of the total combined voting power of all classes of stock is owned by the Micky Arison 1994 "B" Trust (the "B Trust"),which is a "United States Person", and thus the Company meets the definition of a CFC. The B Trust is a U.S. trust whose primary beneficiary is Micky Arison, the Company's Chairman of the Board. Accordingly, at the corporate level, the Company expects that virtually all of its income (with the exception of its United States source income from the operation of transportation, hotel and tour business of HAL) will remain exempt from United States Income taxes. The B Trust has entered into an agreement with the Company that is designed to ensure, except under certain limited circumstances, that stock possessing more than 50% of the Company's voting power will be held by Ten Percent Shareholders until at least July 1, 1997. Because the Company is a CFC, a pro rata share of the shipping earnings of the Company, as well as certain other amounts, is includable in the taxable income of any "Ten Percent Shareholder", as defined above.

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

     Under a provision of the Technical and Miscellaneous Revenue Act of 1988, Section 883 of the Code applies only to income derived from the international operation of ships. The legislative history of that provision indicates that Section 883 of the Code does not apply to Shipping Income that is treated as 100% United States Source Income under the source of income rules discussed in the preceding paragraph since it does not constitute income from the international operation of a ship because it results from transportation that is considered to begin and end in the United States; accordingly, any such income may well be subject to United States corporate tax unless another exception was applicable. As discussed in the preceding paragraph, although the matter is not entirely free from doubt, the Company does not believe that any significant portion of its Shipping Income from its current operations is 100% United States Source Income under the applicable provisions of the Code. Accordingly, the Company does not believe that the 1988 legislation significantly increases its United States corporate tax with respect to its current operations.


     Other Jurisdictions

     The Company anticipates that its income will not be subject to significant taxation under the laws of the Republic of Panama, Liberia, the Netherlands Antilles, the British Virgin Islands or the Bahamas.


     Item 6.  Selected Financial Data

     The information required by Item 6, selected financial data for the five years ended November 30, 1995, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

     Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

     The information required by Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

     Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 18, 1996, is shown in Exhibit 13 and is hereby incorporated by reference into this Annual Report on Form 10-K.

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

     The financial statements shown in Exhibit 13 are hereby incorporated herein by reference.

     (3)  Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the three months ended November 30, 1995.


                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 22nd day of January 1996.

                                CARNIVAL CORPORATION

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

/s/ Micky Arison               Chairman of the Board, Chief   January 22, 1996
 Micky Arison                  Executive Officer and Director

/s/ Howard S. Frank            Vice-Chairman, Chief Financial January 22, 1996
 Howard S. Frank               and Accounting Officer and Director

/s/Maks L.  Birnbach           Director                       January 21, 1996
 Maks L. Birnbach

/s/ Richard G.  Capen          Director                       January 23, 1996
 Richard G. Capen, Jr.

/s/ Robert H.  Dickinson       Director                       January 22, 1996
 Robert H. Dickinson

____________________           Director                       January__, 1996
 Shari Arison Dorsman

/s/ James Dubin                Director                       January 22, 1996
 James Dubin

/s/ A.  Kirk Lanterman         Director                       January 22, 1996
 A. Kirk Lanterman

/s/ Modesto Maidique           Director                       January 23, 1996
 Modesto Maidique

____________________           Director                       January__, 1996
 William S. Ruben

____________________           Director                       January__, 1996
 Stuart Subotnick

/s/Sherwood M. Weiser          Director                       January 22, 1996
 Sherwood M. Weiser

/s/ Meshulam Zonis             Director                       January 22, 1996
 Meshulam Zonis

/s/Uzi Zucker                  Director                       January 22, 1996
 Uzi Zucker

/TABLE

INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

 3.1-Form of Amended and Restated Articles of Incorporation of the Company.(1)
 3.2-Form of By-laws of the Company.(2)
 4.1-Revolving Credit Agreement dated July 1, 1993 between the Company and
Citibank N.A. and certain banks named therein as Amended and Restated as of December 5, 1995.
 4.2-Revolving Credit Agreement dated as of December 5, 1995 between the
Company and Citibank N.A. and certain banks named therein.
 4.3-Indenture entered into by the Registrant and First Trust National
Association, as Trustee, relating to the 4-1/2% Convertible Subordinated
Notes Due July 1, 1997 and the Form of Notes.(3)
 4.4-Form of Indenture dated as of March 1, 1993 between Carnival Cruise
Lines, Inc. and First Trust National Association, as Trustee, relating to the
Debt Securities, including form of Debt Security.(4)
 4.5-Second Amended and Restated Shareholder Agreement dated September 26,
1994 by and among Carnival Corporation, Ted Arison, TAMMS Investment Company,
The Ted Arison Family Holding Trust No. 4, The Micky Arison "B" Trust, and
T.A. Limited. (5)
 4.6-Letter Agreement dated July 11, 1989 between the Company and the Ted
Arison Irrevocable Trust.(6)
 4.7-Agreement of the Company dated January 24, 1996 to furnish certain debt instruments to the Securities and Exchange Commission.
10.1-Carnival Cruise Lines, Inc. Stock Option Plan.(7)
10.2-Carnival Cruise Lines, Inc. Restricted Stock Plan.(8)
10.3-Carnival Cruise Lines, Inc. Retirement Plan.(9)
10.4-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.(10)
10.5-Carnival Cruise Lines, Inc. Key Management Incentive Plan.(11)
10.6-1993 Outside Directors' Stock Option Plan.(12)
10.7-1993 Carnival Cruise Lines, Inc. Restricted Stock Plan.(13)
10.8-Holland America Line-Westours Inc. 1994-1996 Key Management Incentive
Plan.
10.9-Amended and Restated Carnival Corporation 1992 Stock Option Plan.(14)
10.10-1994 Carnival Cruise Line Key Management Incentive Plan.(15)
10.11-Form of Deferred Compensation Agreement between the Company and each of Harvey Levinson, Meshulam Zonis and Robert H. Dickinson.(16)
10.12-Stock Compensation Agreement dated February 1, 1991, between the
Company and Robert H. Dickinson.(17)
10.13-Consulting and Retirement Agreement between A. Kirk Lanterman and
Holland America Line-Westours, Inc.(18)
10.14-Consulting Agreement/Registration Rights Agreement dated June 14, 1991, between the Company and Ted Arison.(19)
10.15-Indemnity Agreement between the Company and Ted Arison.(20)
10.16-First Amendment to Consulting Agreement/Registration Rights
Agreement.(21)
10.17-Consulting Agreement dated July 31, 1992, between the Company and
Arison Investments Ltd.(22)
10.18-Assignment and Assumption Agreement dated March 20, 1995 among Ted
Arison, Cititrust (Jersey) Limited, Royal Bank of Scotland Trust Company
(Jersey) Limited and the Company.
10.19-Shipbuilding Agreement dated January 12, 1993 between Futura Cruises,
Inc. and Fincantieri - Cantieri Navali Italiani S.p.A.*(23)
10.20-Shipbuilding Agreement dated December 23, 1993 between Kvaerner
Masa-Yards, Inc. and the Company.*(24)
10.21-Shipbuilding Agreement dated December 10, 1993 between Wind Surf
Limited and Fincantieri-Cantieri Navali Italiani S.p.A.*(25)
10.22-Shipbuilding Agreement dated January 14, 1995 between Utopia Cruises,
Inc. and Fincantieri-Cantieri Navali Italiani S.p.A.*(26)
10.23-Shipbuilding Agreement dated January 14, 1995 between Wind Surf Limited and Fincantieri-Cantieri Navali Italiani S.p.A.*(27)
10.24-Shipbuilding Agreement dated December 7, 1994 between Carnival
Corporation and Kvaerner Masa-Yards, Inc.*(28)
10.25-Shipbuilding Agreement dated January 12, 1995 between Carnival
Corporation and Kvaerner Masa-Yards, Inc.*(29)
10.26-Shipbuilding Agreement dated March 25, 1992 between Carnival
Corporation and Kvaerner Masa-Yards, Inc.*(30)
10.27-Organization agreement dated February 25, 1994 between the Company and the principals of The Continental Companies.(31)
10.28-Stock Purchase Agreement between Carnival Corporation and CHC
International.(32)
10.29-Stock Purchase Agreement between Carnival Corporation, Sherwood Weiser and others.(33)
11.0-Statement regarding computation of per share earnings.
12.0-Ratio of Earnings to Fixed Charges
13.0-Portions of 1995 Annual Report incorporated by reference into 1995
Annual Report on Form 10-K
21-Subsidiaries of the Company.(34)
23.0-Consent of Price Waterhouse
27.0-Financial Data Schedule (for SEC use only)
28.1-Maks L. Birnbach Director's Agreement.(35)
28.2-William S. Ruben Director's Agreement.(36)
28.3-Stuart Subotnick Director's Agreement.(37)
28.4-Sherwood M. Weiser Director's Agreement.(38)
28.5-Uzi Zucker Director's Agreement.(39)


* Portions of documents omitted pursuant to an order for confidential treatment pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.


Sequential
Numbering
System
Exhibits
(1)Incorporated by reference to Exhibit No.  4.1 to the registrant's
Quarterly Report on Form 10-Q for the Quarter Ended February 28, 1995 (File
No.  1-9610), filed with the Securities and Exchange Commission.

(2)Incorporated by reference to Exhibit No. 3.2 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(3)Incorporated by reference to Exhibit No. 4(a) and Exhibit No. 4(b) to the registrant's Report on Form 8-K as filed with the Securities and Exchange
Commission on July 6, 1992.

(4)Incorporated by reference to Exhibit No. 4 on Form S-3 to the registrant's registration statement on Form S-3 (File No. 33-53136), filed with the Securities and Exchange Commission.

(5)Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended August 31, 1994 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(6)Incorporated by reference to Exhibit No. 4.10 to the registrant's registration statement on Form S-1 (File No. 33-31795), filed with the Securities and Exchange Commission.

(7)Incorporated by reference to Exhibit No. 10.1 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(8)Incorporated by reference to Exhibit No. 10.2 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(9)Incorporated by reference to Exhibit No. 10.3 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(10)Incorporated by reference to Exhibit No. 10.4 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(11)Incorporated by reference to Exhibit No. 10.5 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(12)Incorporated by reference to Exhibit No. 10.6 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(13)Incorporated by reference to Exhibit No. 10.41 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(14)Incorporated by reference to Exhibit No.  10.29 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(15)Incorporated by reference to Exhibit No.  10.30 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(16)Incorporated by reference to Exhibit No. 10.17 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(17)Incorporated by reference to Exhibit No. 10.43 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1991 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(18)Incorporated by reference to Exhibit No.  10.28 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(19)Incorporated by reference to Exhibit No. 4.3 to post-effective amendment no. 1 on Form S-3 to the registrant's registration statement on Form S-1
(File No. 33-24747), filed with the Securities and Exchange Commission.

(20)Incorporated by reference to Exhibit No. 10.18 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(21)Incorporated by reference to Exhibit No. 10.40 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(22)Incorporated by reference to Exhibit No. 10.39 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(23)Incorporated by reference to Exhibit No. 10.42 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(24)Incorporated by reference to Exhibit No. 10.39 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(25)Incorporated by reference to Exhibit No. 10.40 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1993 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(26)Incorporated by reference to Exhibit No.  10.23 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(27)Incorporated by reference to Exhibit No.  10.24 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(28)Incorporated by reference to Exhibit No.  10.25 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(29)Incorporated by reference to Exhibit No.  10.26 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(30)Incorporated by reference to Exhibit No.  10.27 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(31)Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1994 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(32)Incorporated by reference to Exhibit No.  10.31 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(33)Incorporated by reference to Exhibit No.  10.32 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1994
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(34)Incorporated by reference to Exhibit No.  21 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1994 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(35)Incorporated by reference to Exhibit No. 28.1 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(36)Incorporated by reference to Exhibit No. 28.2 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(37)Incorporated by reference to Exhibit No. 28.3 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(38)Incorporated by reference to Exhibit No. 28.4 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(39)Incorporated by reference to Exhibit No. 28.5 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.