Form 10-Q
period 1996-02-29
CARNIVAL CORP
filed 1996-04-12
CIK 815097

[NOTIFY] 72731,737
                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of April 8, 1996.

             Class A Common Stock, $.01 par value: 229,965,560 shares

             Class B Common Stock, $.01 par value: 54,957,142 shares



                                  CARNIVAL CORPORATION



                                     I N D E X



Page
Part I.  Financial Information

Item 1:  Financial Statements

     Consolidated Balance Sheets -
     February 29, 1996 and November 30, 1995                    1

     Consolidated Statements of Operations -
     Three Months Ended February 29, 1996
     and February 28, 1995                                      2

     Consolidated Statements of Cash Flows -
     Three Months Ended February 29, 1996
     and February 28, 1995                                      3

     Notes to Consolidated Financial Statements                 4

Item 2:  Management's Discussion and Analysis of
     Financial Condition and Results of Operations              7



Part II. Other Information

Item 1:   Legal Proceedings                                    11

Item 5:   Other Information                                    11

Item 6:   Exhibits and Reports on Form 8-K                     11










PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                               CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                     February 29, November 30,
             ASSETS                                     1996          1995
CURRENT ASSETS
     Cash and cash equivalents                       $  291,694   $   53,365
     Short-term investments                              26,603       50,395
     Accounts receivable                                 30,280       33,080
     Consumable inventories, at average cost             49,542       48,820
     Prepaid expenses and other                          72,906       70,718
          Total current assets                          471,025      256,378
PROPERTY AND EQUIPMENT--at cost, less
     accumulated depreciation and
     amortization                                     3,637,223    3,414,823
OTHER ASSETS
     Goodwill, less accumulated amortization of
       $50,037 in 1996 and $48,292 in 1995              224,826      226,571
     Long-term notes receivable                          67,936       78,907
     Investments in affiliates and other assets         141,956      128,808
                                                     $4,542,966   $4,105,487
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt               $   72,767   $   72,752
     Accounts payable                                    90,040       90,237
     Accrued liabilities                                117,780      113,483
     Customer deposits                                  343,945      292,606
     Dividends payable                                   25,636       25,632
          Total current liabilities                     650,168      594,710
LONG-TERM DEBT                                        1,364,393    1,035,031
CONVERTIBLE NOTES                                       115,000      115,000
OTHER LONG-TERM LIABILITIES                              17,095       15,873
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value;one vote per
      share; 399,500 shares authorized; 229,959 and
      229,839 shares issued and outstanding               2,300        2,298
    Class B Common Stock; $.01 par value;five votes
      share; 201,000 shares authorized;
      54,957 shares issued and outstanding                  550          550
    Paid-in-capital                                     597,197      594,811
    Retained earnings                                 1,803,569    1,752,140
    Less-other                                           (7,306)      (4,926)
      Total shareholders' equity                      2,396,310    2,344,873
                                                     $4,542,966   $4,105,487

The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                Three Months Ended
                                     February 29, 1996        February 28, 1995

REVENUES                                  $448,788                 $419,820

COSTS AND EXPENSES
   Operating expenses                      263,696                  247,229
   Selling and administrative               71,282                   64,175
   Depreciation and amortization            32,835                   31,504
                                           367,813                  342,908

OPERATING INCOME                            80,975                   76,912

NONOPERATING INCOME (EXPENSE)
   Interest income                           7,845                    1,999
   Interest expense, net of
     capitalized interest                  (16,038)                 (17,551)
   Other income                                757                    1,362
   Income tax benefit                        3,526                    4,830
                                            (3,910)                  (9,360)

NET INCOME                                $ 77,065                 $ 67,552


EARNINGS PER SHARE                            $.27                    $ .24











The accompanying notes are an integral part of these financial statements.

                           CARNIVAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Three Months Ended
                                     February 29, 1996       February 28, 1995
OPERATING ACTIVITIES:
  Net income                                 $ 77,065               $ 67,552
  Adjustments:
     Depreciation and amortization             32,835                 31,504
     Other                                      2,854                  2,009
  Changes in operating assets and liabilities:
     Decrease (increase) in receivables         2,666                 (7,854)
     Increase in consumable inventories          (722)                  (649)
     Increase in prepaid and other             (2,226)               (11,662)
     Decrease in accounts payable                (197)                (1,577)
     Increase (decrease) in accrued liabilities 4,297                 (6,247)
     Increase in customer deposits             51,339                 24,197
       Net cash provided from operations      167,911                 97,273

INVESTING ACTIVITIES:
     Decrease in short-term investments        21,026                  6,195
     Additions to property and equipment, net(253,452)               (54,002)
     Increase in other non-current assets      (2,177)                (2,332)
       Net cash used for investing activities(234,603)               (50,139)

FINANCING ACTIVITIES:
     Principal payments of  long-term debt   (115,555)               (67,003)
     Dividends paid                           (25,632)               (21,190)
     Proceeds from long-term debt             444,922                 36,000
     Issuance of common stock                   1,286                    664
       Net cash provided from (used for)
         financing activities                 305,021                (51,529)

     Net increase (decrease) in cash and
         cash equivalents                     238,329                 (4,395)

     Cash and cash equivalents at beginning
       of period                               53,365                 54,105

   Cash and cash equivalents at end of period$291,694               $ 49,710

    The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

  The financial statements included herein have been prepared by Carnival Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

  The accompanying consolidated balance sheet at February 29, 1996, the consolidated statements of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries (the "Company") are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

<Caption
                                              February 29,        November 30,
                                                 1996                 1995
                                                     (in thousands)
Vessels                                       $3,730,520           $3,467,731
Vessels under construction                       257,969              289,661
                                               3,988,489            3,757,392
Land, buildings and improvements                 146,002              132,183
Transportation and other equipment               184,391              174,903
   Total property and equipment                4,318,882            4,064,478
Less - accumulated depreciation and
amortization                                    (681,659)            (649,655)
                                              $3,637,223           $3,414,823

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $5.9 million and $3.8 million for the three months ended February 29, 1996 and February 28, 1995, respectively.


NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

<Caption
                                                   February 29,     November 30,
                                                      1996              1995
                                                         (in thousands)
Unsecured Revolving Credit Facility Due 2000       $  520,000        $  185,000
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                      198,667           208,078
Unsecured 5.75% Notes Due March 15, 1998              200,000           200,000
Unsecured 6.15% Notes Due October 1, 2003             124,948           124,946
Unsecured 7.20% Debentures Due October 1, 2023        124,868           124,867
Unsecured 7.70% Notes Due July 15, 2004                99,904            99,902
Unsecured 7.05% Notes Due May 15, 2005                 99,816            99,811
Other loans payable                                    68,957            65,179
                                                    1,437,160         1,107,783
  Less portion due within one year                    (72,767)          (72,752)
                                                   $1,364,393        $1,035,031

  In July 1992, the Company issued $115 million of 4-1/2% Convertible Subordinated Notes Due July 1, 1997 (the "Convertible Notes"). The Convertible Notes are convertible into 57.55 shares of the Company's Class A Common Stock per $1,000 of notes. As of February 29, 1996 the Convertible Notes are convertible into a total of approximately 6.6 million shares of Class A Common Stock. The Convertible Notes are redeemable in whole or in part at the Company's option on or after July 3, 1996.


NOTE 4 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the three months ended February 29, 1996:

                       COMMON STOCK
                      $.01 PAR VALUE   PAID-IN  RETAINED
                       CLASS A CLASS B  CAPITAL  EARNINGS    OTHER       TOTAL
                                          (in thousands)
Balance November 30, 1995 $2,298 $550  $594,811 $1,752,140 $(4,926)  $2,344,873
Net income for the period                           77,065               77,065
Cash dividends                                     (25,636)             (25,636)
Changes in securities
 valuation allowance                                        (2,766)      (2,766)
Issuance of stock to
 employees under
 stock plans                   2           2,386                          2,388
Vested portion of common
 stock under restricted
 stock plan                                                     386         386
Balance February
  29, 1996            $2,300   $550    $597,197 $1,803,569  $(7,306) $2,396,310

NOTE 5 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                                     Expected                 Number   Estimated
                                     Delivery   Contract     of Lower    Total
Ship Name          Operating Unit      Date   Denomination    Berths     Cost
Veendam           Holland America Line   4/96   Italian Lira    1,266     $  225
Carnival Destiny  Carnival Cruise Lines 10/96   Italian Lira    2,640        400
Rotterdam VI      Holland America Line   9/97   Italian Lira    1,320        235
Elation           Carnival Cruise Lines  2/98   U. S. Dollar    2,040        300
Paradise          Carnival Cruise Lines 11/98   U. S. Dollar    2,040        300
Carnival Triumph  Carnival Cruise Lines 12/98   Italian Lira    2,640        415
                                                               11,946     $1,875

   Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under construction described above, the Company has paid $258 million through February 29, 1996 and anticipates paying $482 million during the twelve month period ended February 28, 1997 and approximately $1.1 billion beyond February 28, 1997. In connection with the delivery of Carnival's Inspiration, the Company paid $219 million in the first fiscal quarter of 1996.

   Litigation

   During 1995, the Company received $40 million in cash and other consideration from the settlement of litigation with Metra Oy, the former parent company of Wartsila Marine Industries Incorporated ("Wartsila"), related to losses suffered in connection with the construction of three of the Company's cruise ships. The Company is continuing to pursue claims in bankruptcy proceedings in Finland to recover additional damages suffered in connection with the construction of the three ships.

   In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 6 - RECENT EVENTS

   In April 1996, the Company acquired a 29.54% equity interest in Airtours plc ("Airtours") , a large United Kingdom, publicly traded tour company, for approximately $300 million. The Company entered into a five year $200 million multi-currency revolving credit facility and will fund approximately $157 million of the acquisition cost through the facility. In addition, the Company will issue 5,301,186 shares of Class A common stock valued at approximately $143 million to fund the remaining purchase price. This transaction will be accounted for by the Company using the equity method of accounting. The Company will begin reporting its share of Airtours operating results in its quarter ending August 31, in which it will record Airtours operating results for its quarter ending June 30.

   In February 1996, the Company sold an option to NCL Holding AS to purchase $101 million principal amount of 13 percent senior secured notes due 2003 of Kloster Cruise Limited (the "Kloster Bonds") that are owned by the Company. The option, which if exercised would result in a small gain to the Company, expires on May 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See Part II Other Information Item 5(a),"Forward-Looking Statements."

   General

   The Company earns its revenues primarily from (i) the sale of passenger tickets, which include accommodations, meals, most shipboard activities and in many cases airfare, and (ii) the sale of goods and services on board its cruise ships, such as casino gaming, liquor sales, gift shop sales and other related services. The Company also derives revenues from the tour operations of HAL Antillen N.V. ("HAL").

   The following table presents selected segment and statistical information for the periods indicated:

                                      Three Months Ended
                          February 29, 1996         February 28, 1995
                                         (in thousands)
REVENUES:
   Cruise                        $441,687                $412,645
   Tour                             7,239                   7,291
   Intersegment revenues             (138)                   (116)
                                 $448,788                $419,820
OPERATING EXPENSES:
   Cruise                        $254,687                $237,499
   Tour                             9,147                   9,846
   Intersegment expenses             (138)                   (116)
                                 $263,696                $247,229
OPERATING INCOME:
   Cruise                        $ 90,120                $ 87,207
   Tour                            (9,145)                (10,295)
                                 $ 80,975                $ 76,912
SELECTED STATISTICAL INFORMATION:
   Passengers Carried                408                      343
   Passenger Cruise Days           2,454                    2,107
   Occupancy Percentage            107.1%                    99.9%

  The following table sets forth statements of operations data expressed as a percentage of total revenues:

                                                  Three Months Ended
                                        February 29, 1996      February 28,
1995

REVENUES                                        100%                   100%

COSTS AND EXPENSES:
   Operating expenses                            59                     59
   Selling and administrative                    16                     15
   Depreciation and amortization                  7                      8
OPERATING INCOME                                 18                     18
NONOPERATING INCOME (EXPENSE)                    (1)                    (2)

NET INCOME                                       17%                    16%



  The Company's different businesses experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for Carnival Cruise Lines' ("Carnival") ships is moderately seasonal. Historically, demand for Carnival cruises has been greatest during the period from late June through August and lower during the fall months. HAL cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska and Europe for which HAL obtains higher pricing. Demand for HAL cruises is lower during the winter months when HAL ships sail in the more competitive markets. The Company's tour revenues are extremely seasonal with a large majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.


  Three Months Ended February 29, 1996 Compared
  To Three Months Ended February 28, 1995

  Revenues

  The increase in total revenues from the first quarter of 1995 to the first quarter of 1996 was comprised of a $29.0 million, or 7.0%, increase in cruise revenues. The increase in cruise revenues was primarily the result of an 8.7% increase in capacity for the period resulting from the addition of Carnival's cruise ship Imagination in July 1995. Occupancy rates were up 7% and pricing was down 7% resulting in net yield (total net revenue per lower berth) remaining essentially unchanged.

  Average capacity is expected to increase 14.5% during the second quarter of 1996 as compared with the same period in 1995 as a result of the delivery of the Imagination in June 1995 and the Inspiration in February 1996. During the second half of fiscal 1996, average capacity is expected to increase 13.4% as compared with the second half of fiscal 1995 as a result of the delivery of the vessels mentioned above as well as the Veendam in April 1996. See "PART II. ITEM 5. OTHER INFORMATION - Forward Looking Statements".

  Costs and Expenses

  Operating expenses increased $16.5 million, or 6.7%, from the first quarter of 1995 to the first quarter of 1996. Cruise operating costs increased by $17.2 million, or 7.2%, to $254.7 million in the first quarter of 1996 from $237.5 million in the first quarter of 1995, primarily due to additional costs associated with the increased capacity.

  Selling and administrative costs increased $7.1 million, or 11.1%, primarily due to an increase in advertising expenses and an increase in payroll and related costs during the first quarter of 1996 as compared with the same quarter of 1995.

  Depreciation and amortization increased by $1.3 million, or 4.2%, to $32.8 million in the first quarter of 1996 from $31.5 million in the first quarter of 1995 primarily due to the addition of the Imagination.

  Nonoperating Income (Expense)

  Total nonoperating expense (net of nonoperating income) decreased to $3.9 million for the first quarter of 1996 from $9.4 million in the first quarter of 1995. Interest income increased $5.8 million primarily due to earnings on the Kloster Bonds and an increase in cash balances. Cash balances increased due to United Kingdom regulatory requirements applicable to the Company's tender offer to acquire an interest in Airtours (see Note 6 in the accompanying financial statements for more information related to the
Airtours acquisition).  Gross interest expense (excluding capitalized interest) increased $.6 million as a result of additional borrowings required in connection with the acquisition of Airtours. This increase was partially offset by a reduction in interest expense due to lower average debt balances
for other corporate purposes.   Capitalized interest increased $2.1 million due
to higher investment levels in vessels under construction.


LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash

  The Company's business provided $167.9 million of net cash from operations during the three months ended February 29, 1996, an increase of 72.6% compared to the corresponding period in 1995. The increase between periods was primarily the result of changes in working capital accounts, primarily customer deposits, and an increase in net income.

  During the three months ended February 29, 1996, the Company expended approximately $253.5 million on capital projects, of which $229.9 million was spent in connection with its ongoing shipbuilding program and $11.6 million was spent on the expansion of the Company's shore side operations facilities located in Miami, Florida. The remainder was spent on vessel refurbishments, tour assets and other equipment. Amounts expended on the shipbuilding program included payments of $219 million related to the Inspiration which was delivered in February 1996 and entered revenue producing service in late March 1996.

  The Company made scheduled principal payments totaling approximately $9.4 million under various individual vessel mortgage loans and repaid $105.0 million of the outstanding balance on the $750 Million Revolving Credit Facility Due 2000 (the "$750 Million Revolver") during the three months ended February 29, 1996. The Company borrowed $440.0 million under the $750 Million Revolver during the same three months in connection with the final payment of the Inspiration and for the Airtours investment described above.

  During the three months ended February 29, 1996, the Company declared and paid cash dividends of approximately $25.6 million.

  Future Commitments

  The Company has contracts for the delivery of six new vessels over the next four years. The Company will pay approximately $482 million during the twelve month period ending February 28, 1997 relating to the construction and delivery of those new cruise ships and approximately $1.1 billion beyond February 28, 1997. See Note 5 in the accompanying financial statements for more information related to commitments for the construction of cruise ships.
 In addition, the Company has $1.6 billion of long-term debt and convertible notes of which $72.8 million is due during the twelve month period ending February 28, 1997. See Note 3 in the accompanying financial statements for more information regarding the Company's debt. Also, see "PART II. ITEM 5. OTHER INFORMATION - Forward Looking Statements".


  Funding Sources

  Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs.
In addition, the Company may fund a portion of the construction cost of new ships from borrowings under its $750 Million Revolver and/or through the issuance of long-term debt in the public or private markets. As of February 29, 1996, the Company had $230 million available for borrowing under its $750 Million Revolver and an additional $250 million available under a short-term revolving credit facility to be used for general corporate purposes.

  In April 1996, the Company acquired a 29.54% equity interest in Airtours plc ("Airtours") , a large United Kingdom, publicly traded tour company, for approximately $300 million. The Company entered into a five year $200 million multi-currency revolving credit facility and will fund approximately $157 million of the acquisition cost through the facility. In addition, the Company will issue 5,301,186 shares of Class A common stock valued at approximately $143 million to fund the remaining purchase price.

  To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities, the Company believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. See "PART II.
ITEM 5. OTHER INFORMATION - Forward Looking Statements". In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. Through February 29, 1996, the Company has issued $230 million of debt securities under the shelf. A balance of $270 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.















PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On September 19, 1995, a purported class action suit was filed against the Company in the United States District Court in the Southern District of Florida. The suit alleged that the Company violated the Florida Deceptive and Unfair Trade Practices Act by overcharging passengers for port charges. On April 2, 1996, the United States District Court for the Southern District of Florida dismissed the suit. The suit was dismissed with prejudice as to the plaintiffs' federal law claim and without prejudice as to state law claims which may be refiled in state court.

ITEM 5: Other Information

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; increases in cruise industry capacity in the Caribbean and Alaska; changes in tax laws and regulations(especially any change affecting the Company's status as a "controlled foreign corporation" as defined in Section 957(a) of the Internal Revenue Code of 1986, as amended) (see "Markets for the Registrant's Common Equity and Related Stockholders' Matters - Taxation of the Company" in the Company's Annual Report on Form 10-K for the year ended November 30, 1995); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; weather patterns in the Caribbean; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company (including the implementation of the "Safety of Life at Sea Convention" and changes in Federal Maritime Commission surety and guaranty arrangements).
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1    Revolving credit facility dated April 1, 1996 between Carnival
Corporation, Nationsbanc Capital Markets, Inc., and Nationsbank, N.A.
10.1   Letter agreement dated March 27, 1996 between Carnival Corporation and
CHC Casinos Canada Limited
10.2   Letter dated February 21, 1996 to Carnival Corporation and CS First
Boston Limited from David Crossland
10.3   Letter dated February 21, 1996 to Carnival Corporation and CS First
Boston Limited from Thomas Trickett
10.4   Shareholders' agreement dated February 21, 1996 between Carnival
Corporation and David Crossland
10.5   Subscription agreement between Carnival Corporation and Airtours plc dated February 21, 1996
11     Statement regarding computation of per share earnings
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule

(b) Reports on Form 8-K
          None

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION


Dated: April 10, 1996                  BY /s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: April 10, 1996                 BY /s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer

INDEX TO EXHIBITS


                                                                  Page No. in
                                                                   Sequential
                                                                    Numbering
                                                                       System
Exhibits

4.1    Revolving credit facility dated April 1, 1996 between Carnival
Corporation, Nationsbanc Capital Markets, Inc., and Nationsbank, N.A.
10.1   Letter agreement dated March 27, 1996 between Carnival Corporation and
CHC Casinos Canada Limited
10.2   Letter dated February 21, 1996 to Carnival Corporation and CS First
Boston Limited from David Crossland
10.3   Letter dated February 21, 1996 to Carnival Corporation and CS First
Boston Limited from Thomas Trickett
10.4   Shareholders' agreement dated February 21, 1996 between Carnival
Corporation and David Crossland
10.5   Subscription agreement between Carnival Corporation and Airtours plc dated February 21, 1996
11     Statement regarding computation of per share earnings
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule
