Form 10-Q
period 1996-05-31
CARNIVAL CORP
filed 1996-07-02
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of June 28, 1996.

          Class A Common Stock, $.01 par value: 235,278,746 shares Class B Common Stock, $.01 par value: 54,957,142 shares





                                  CARNIVAL CORPORATION



                                   I N D E X



                                                             Page
Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         May 31, 1996 and November 30, 1995                     1

         Consolidated Statements of Operations -
         Six and Three Months Ended May 31, 1996
         and May 31, 1995                                       2

         Consolidated Statements of Cash Flows -
         Six Months Ended May 31, 1996
         and May 31, 1995                                       3

         Notes to Consolidated Financial Statements             4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8

Part II. Other Information

Item 1:   Legal Proceedings                                    13

Item 4:   Submission of Matters to a Vote of Security Holders  14

Item 5:   Other Information                                    15

Item 6:   Exhibits and Reports on Form 8-K                     15










PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                            CARNIVAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

             ASSETS                                    May 31,   November 30,
CURRENT ASSETS                                          1996          1995
     Cash and cash equivalents                       $   89,167   $   53,365
     Short-term investments                              26,065       50,395
     Accounts receivable                                 35,385       33,080
     Consumable inventories, at average cost             52,072       48,820
     Prepaid expenses and other                          77,092       70,718
          Total current assets                          279,781      256,378
PROPERTY AND EQUIPMENT--at cost, less
     accumulated depreciation and
     amortization                                     3,806,703    3,414,823
OTHER ASSETS
     Goodwill, less accumulated amortization of
       $51,783 in 1996 and $48,292 in 1995              223,080      226,571
     Investments in affiliates                          343,152       25,569
     Long-term notes receivable                          92,177       78,907
     Other assets                                        31,670      103,239
                                                     $4,776,563   $4,105,487
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt               $   72,682   $   72,752
     Accounts payable                                   105,682       90,237
     Accrued liabilities                                121,172      113,483
     Customer deposits                                  456,233      292,606
     Dividends payable                                   25,644       25,632
          Total current liabilities                     781,413      594,710
LONG-TERM DEBT                                        1,238,757    1,035,031
CONVERTIBLE NOTES                                       114,991      115,000
OTHER LONG-TERM LIABILITIES                              17,093       15,873
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value; one vote per
      share; 399,500 shares authorized; 235,274 and
      229,839 shares issued and outstanding                2,353       2,298
    Class B Common Stock; $.01 par value;
      five votes per share; 100,500 shares authorized;
      54,957 shares issued and outstanding                   550         550
    Paid-in-capital                                      741,583     594,811
    Retained earnings                                  1,884,208   1,752,140
    Less-other                                            (4,385)     (4,926)
      Total shareholders' equity                       2,624,309   2,344,873
                                                      $4,776,563  $4,105,487

 The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                      Six Months            Three Months

                                    Ended May 31,          Ended May 31,
                                   1996       1995        1996       1995


REVENUES                         $965,624   $872,646    $516,836   $452,826

COSTS AND EXPENSES
   Operating expenses             566,240    513,176     302,544    265,947
   Selling and administrative     140,243    124,246      68,961     60,071
   Depreciation and amortization   67,936     62,044      35,101     30,540
                                  774,419    699,466     406,606    356,558

OPERATING INCOME                  191,205    173,180     110,230     96,268

NONOPERATING INCOME (EXPENSE)
   Interest income                 15,104      6,906       7,259      4,907
   Interest expense, net of
     capitalized interest         (33,216)   (33,315)    (17,178)   (15,764)
   Other income                     5,232      5,189       4,475      3,827
   Income tax benefit               5,023      5,361       1,497        531
                                   (7,857)   (15,859)     (3,947)    (6,499)

NET INCOME                       $183,348   $157,321    $106,283   $ 89,769

EARNINGS PER SHARE                   $.64       $.56        $.37       $.32

















The accompanying notes are an integral part of these financial statements.

                           CARNIVAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                 Six Months Ended May 31,
                                                       1996       1995
OPERATING ACTIVITIES:
  Net income                                        $183,348     $157,321
  Adjustments:
     Depreciation and amortization                    67,936       62,044
     Other                                             3,423        3,395
  Changes in operating assets and liabilities:
     Increase in receivables                          (2,557)     (11,219)
     Increase in consumable inventories               (3,252)      (3,788)
     Increase in prepaid and other                    (6,459)     (30,320)
     Increase in accounts payable                     15,445        1,263
     Increase (decrease) in accrued liabilities        7,689       (4,968)
     Increase in customer deposits                   163,627      137,498
       Net cash provided from operations             429,200      311,226
INVESTING ACTIVITIES:
     Decrease in short-term investments, net          24,099        5,864
     Additions to property and equipment, net       (456,296)     (75,919)
     (Additions to) reductions in investments
        in affiliates                               (163,116)      11,927
     Increase in long-term notes receivable          (23,566)        (833)
     Decrease in other non-current assets             71,569          848
       Net cash used for investing activities       (547,310)     (58,113)
FINANCING ACTIVITIES:
     Principal payments of long-term debt           (458,369)    (307,257)
     Proceeds from long-term debt                    662,004      136,212
     Dividends paid                                  (51,268)     (42,386)
     Issuance of common stock                          1,545       47,724
       Net cash provided from (used for)
         financing activities                        153,912     (165,707)
     Net increase in cash and
         cash equivalents                             35,802       87,406
     Cash and cash equivalents at beginning
       of period                                      53,365       54,105
     Cash and cash equivalents at end of period      $89,167     $141,511

Supplemental disclosure:
     Non-cash effect of issuance of Class A
       Common Stock in connection with investment
       in Airtours plc                              $144,171     $     -



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

  The accompanying consolidated balance sheet at May 31, 1996, the consolidated statements of operations and cash flows for the six and three months ended May 31,1996 and May 31, 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries (the "Company") are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

<Caption
                                              May 31,           November 30,
                                               1996                 1995
                                                    (in thousands)
Vessels                                      $3,962,696          $3,467,731
Vessels under construction                      208,966             289,661
                                              4,171,662           3,757,392
Land, buildings and improvements                159,544             132,183
Transportation and other equipment              188,826             174,903
   Total property and equipment               4,520,032           4,064,478
Less - accumulated depreciation and
amortization                                   (713,329)           (649,655)
                                             $3,806,703          $3,414,823

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $13.8 million and $8.1 million for the six months ended May 31, 1996 and May 31, 1995, respectively and $7.8 million and $4.3 million for the three months ended May 31, 1996 and May 31, 1995, respectively.


NOTE 3 - INVESTMENTS IN AFFILIATES
  In April 1996, the Company acquired a 29.6% equity interest in Airtours plc ("Airtours"), a large United Kingdom, publicly traded integrated tour company, for approximately $307 million. The Company entered into an unsecured five year $200 million multi-currency revolving credit facility ("Multi-currency Revolving Credit Facility") and funded approximately $163 million of the acquisition cost through this facility. To fund the remaining purchase price, the Company issued 5,301,186 shares of Class A common stock valued at approximately $144 million. The Company's investment in Airtours will be accounted for using the equity method of accounting. The Company will record its equity in Airtours' earnings on a two month lag basis. Consequently, the Company will not report its equity in Airtours' earnings for the period April through June 1996 until Carnival's third quarter ending August 31, 1996.
NOTE 4 - LONG-TERM DEBT
     Long-term debt consists of the following:

<Caption
                                                     May 31,   November 30,
                                                      1996         1995
                                                         (in thousands)
Unsecured Revolving Credit Facility Due 2000      $  238,000    $  185,000
Multi-currency Revolving Credit Facility Due 2001    168,000            -
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                     174,300       208,078
Unsecured 5.75% Notes Due March 15, 1998             200,000       200,000
Unsecured 6.15% Notes Due October 1, 2003            124,950       124,946
Unsecured 7.20% Debentures Due October 1, 2023       124,869       124,867
Unsecured 7.70% Notes Due July 15, 2004               99,907        99,902
Unsecured 7.05% Notes Due May 15, 2005                99,821        99,811
Other loans payable                                   81,592        65,179
                                                   1,311,439     1,107,783
  Less portion due within one year                   (72,682)      (72,752)
                                                  $1,238,757    $1,035,031

  The Multi-currency Revolving Credit Facility bears interest at LIBOR plus 17 basis points, and provides for a facility fee of .06% on the total facility. As of May 31, 1996, the Company had an undrawn balance of $32 million under the facility. As of May 31, 1996, the Company also had $512 million available for borrowing under its $750 Million Revolver and an additional $250 million available under a short-term revolving credit facility to be used for general corporate purposes.

  In July 1992, the Company issued $115 million of 4-1/2% Convertible Subordinated Notes Due July 1, 1997 (the "Convertible Notes"). The Convertible Notes are convertible into 57.55 shares of the Company's Class A Common Stock per $1,000 of notes. As of May 31, 1996 the Convertible Notes are convertible into a total of approximately 6.6 million shares of Class A Common Stock. The Convertible Notes are redeemable in whole or in part at the Company's option on or after July 3, 1996.

NOTE 5 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the six months ended May 31, 1996:

                         COMMON STOCK
                        $.01 PAR VALUE  PAID-IN RETAINED
                        CLASS A CLASS B CAPITAL EARNINGS   OTHER     TOTAL
                                     (in thousands)
Balance November 30,1995 $2,298 $550 $594,811 $1,752,140 $(4,926) $2,344,873
Net income for the period                        183,348             183,348
Cash dividends                                   (51,280)            (51,280)
Changes in securities
 valuation allowance                                        (231)       (231)
Issuance of common stock     53       144,118                        144,171
Issuance of stock to
 employees under stock plans  2         2,654                          2,656
Vested portion of common
 stock under restricted
 stock plan                                                  772         772
Balance May 31, 1996     $2,353 $550 $741,583 $1,884,208 $(4,385) $2,624,309


NOTE 6 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                                    Expected                Number  Estimated
                                     Service   Contract    of Lower   Total
Ship Name         Operating Unit      Date   Denomination   Berths    Cost
Carnival Destiny Carnival Cruise Lines 11/96   Lire          2,640    $  430
Rotterdam VI     Holland America Line  10/97   Lire          1,320       235
Elation          Carnival Cruise Lines  3/98   U. S. Dollar  2,040       300
Paradise         Carnival Cruise Lines 12/98   U. S. Dollar  2,040       300
Carnival Triumph Carnival Cruise Lines  7/99   Lire          2,640       415
                                                            10,680    $1,680

   The Company pays for the majority of the cost of the vessels upon delivery from the shipyards which, on an average, occurs approximately six weeks prior to the introduction of the vessel into service.

    Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under construction described above, the Company has paid $209 million through May 31, 1996 and anticipates paying approximately $301 million during the twelve month period ended May 31, 1997 and approximately $1.2 billion beyond May 31, 1997. In connection with the delivery of Carnival Cruise Lines' Inspiration and Holland America Line's Veendam, the Company paid $392 million in the first half of fiscal 1996.

   Litigation

   During 1995, the Company received $40 million in cash, in addition to other consideration, from the settlement of litigation with Metra Oy, the former parent company of Wartsila Marine Industries Incorporated ("Wartsila"), related to losses suffered in connection with the construction of three of the Company's cruise ships.

   On June 25, 1996, the Company reached an agreement with the trustees of Wartsila and creditors for the bankruptcy which resulted in a cash payment of approximately $80 million. After payment of certain costs, the Company expects the net proceeds to amount to approximately $75 million. This transaction will be accounted for in the Company's third fiscal quarter ended August 31, 1996.

   In April 1996, a complaint was filed in the Circuit Court of the Eleventh Judicial Circuit against the Company and a complaint was filed in the Superior Court of Washington against Holland America Line - Westours Inc., a wholly-owned subsidiary of the Company (the "Complaints"). The Complaints, brought on behalf of a purported class of all persons who traveled on a Company ship within the past four years and paid "Port Charges" to the Company, allege that statements made by the Company in advertising and promotional materials concerning Port Charges were false and misleading. The Complaints allege claims of negligent misrepresentation and unjust enrichment and violations of the Washington Consumer Protection Act and seek unspecified compensatory damages on behalf of the purported class (or, alternatively, refunds of Port Charges allegedly in excess of certain charges levied by governmental authorities), attorney's fees and costs and punitive damages and injunctive relief. Two other complaints containing allegations similar to those set forth in the Complaints have been filed in the Circuit Court of the Eleventh Judicial Circuit against the Company since the filing of the Complaints. All of the actions are in their early stages and it is not now possible to determine the ultimate outcome of the suits. Management of the Company believes that the Company has substantial and meritorious defenses to the claims and intends to vigorously defend the lawsuits. Management understands that similar purported class action lawsuits were filed in state courts in Florida, California and Washington against five other cruise lines.

   In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.



NOTE 7 - RECENT EVENTS

   In February 1996, the Company sold an option to NCL Holding AS, the parent company of Norwegian Cruise Line, Ltd. (formerly named Kloster Cruise Ltd.), to purchase $101 million principal amount of 13 percent senior secured notes due 2003 of Norwegian Cruise Line, Ltd.(the "NCL Bonds") that were owned by the Company. The option was exercised in April 1996 and the Company sold the NCL Bonds to NCL Holding AS. The transaction resulted in a small gain.


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

   The following table presents selected segment and statistical information for the periods indicated:


                         Six Months Ended May 31,  Three Months Ended May 31,
                              1996       1995          1996        1995
                                          (in thousands)
REVENUES:
   Cruise                   $931,019    $838,607      $489,332    $425,962
   Tour                       40,778      38,848        33,539      31,557
   Intersegment revenues      (6,173)     (4,809)       (6,035)     (4,693)
                            $965,624    $872,646      $516,836    $452,826


OPERATING EXPENSES:
   Cruise                   $532,695   $481,318       $278,008   $243,819
   Tour                       39,718     36,667         30,571     26,821
   Intersegment expenses      (6,173)    (4,809)        (6,035)    (4,693)
                            $566,240   $513,176       $302,544   $265,947

OPERATING INCOME:
   Cruise                   $204,749   $185,489       $114,629   $ 98,282
   Tour                      (13,544)   (12,309)        (4,399)    (2,014)
                            $191,205   $173,180       $110,230   $ 96,268

SELECTED STATISTICAL INFORMATION:
   Passengers Carried           843         697            436        354
   Passenger Cruise Days      5,101       4,276          2,647      2,169
   Occupancy Percentage       107.1%      100.1%         107.2%     100.3%


  The following table sets forth statements of operations data expressed as a percentage of total revenues:

                       Six Months Ended May 31,  Three Months Ended May 31,
                            1996     1995             1996     1995

REVENUES                       100%     100%             100%     100%

COSTS AND EXPENSES:
   Operating expenses           59       59               59       59
   Selling and administrative   14       14               13       13
   Depreciation and amortization 7        7                7        7
OPERATING INCOME                20       20               21       21
NONOPERATING INCOME (EXPENSE)   (1)      (2)               -       (1)
NET INCOME                      19%      18%              21%      20%



  The Company's different businesses experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for Carnival Cruise Lines' ("Carnival") ships is moderately seasonal. Historically, demand for Carnival cruises has been greatest during the period from late June through August and lower during the fall months. HAL cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska and Europe for which HAL obtains higher pricing. Demand for HAL cruises is lower during the winter months when HAL ships sail in the more competitive markets. The Company's tour revenues are extremely seasonal with a large majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season. In April 1996 the Company made an investment in Airtours plc which it will record using the equity basis of accounting. Airtours operating results will be recorded by the Company on a two month lag basis starting with the Company's quarter ending August 31, 1996. Airtours' earnings are extremely seasonal with significant profits being generated during Airtours' fourth fiscal quarter ending September 30, less profits in their third fiscal quarter ended June 30, and Airtours incurs seasonal losses in their first two fiscal quarters ending December 31 and March 31.

  Six Months Ended May 31, 1996 Compared
  To Six Months Ended May 31, 1995

  Revenues

  The increase in total revenues from the first half of 1995 to the first half of 1996 was primarily comprised of a $92.4 million, or 11.0%, increase in cruise revenues. The increase in cruise revenues was primarily the result of an 11.5% increase in capacity for the period resulting from the addition of Carnival Cruise Lines' cruise ships Imagination in July 1995 and Inspiration in March 1996. Occupancy rates were up 7% and gross pricing was down 7% resulting in gross yield (total revenue per lower berth) remaining essentially unchanged. Net yields, ie. net revenue per lower berth (net revenue is total revenues less travel agent commissions, airfare costs and other less significant cruise costs), increased 1% during the first half of the year due to improved net pricing.

  Average capacity is expected to increase 17% during the third quarter of 1996 and 8% during the fourth fiscal quarter as compared with the same periods in 1995 as a result of the introduction into service of the Imagination in July 1995, the Inspiration in March 1996, and the Veendam in May 1996. See "PART II. ITEM 5. OTHER INFORMATION - Forward Looking Statements".

  Costs and Expenses

  Operating expenses increased $53.1 million, or 10.3%, from the first half of 1995 to the first half of 1996. Cruise operating costs increased by $51.4 million, or 10.7%, to $532.7 million in the first half of 1996 from $481.3 million in the first half of 1995, primarily due to additional costs associated with the increased capacity.

  Selling and administrative costs increased $16.0 million, or 12.9%, primarily due to an increase in advertising expenses and an increase in payroll and related costs during the first half of 1996 as compared with the same period of 1995.

  Depreciation and amortization increased by $5.9 million, or 9.5%, to $67.9 million in the first half of 1996 from $62.0 million in the first half of 1995 primarily due to the addition of the Imagination and Inspiration.

  Nonoperating Income (Expense)

  Total nonoperating expense (net of nonoperating income) decreased to $7.9 million for the first half of 1996 from $15.9 million in the first half of 1995. Interest income increased $8.2 million primarily due to earnings on the NCL Bonds and, to a lesser degree, increases in cash balances. Cash balances, up to the closing of the Airtours transaction, increased due to United Kingdom regulatory requirements applicable to the Company's tender offer to acquire its interest in Airtours (see Note 3 in the accompanying financial statements for more information related to the Airtours acquisition). Gross interest expense (excluding capitalized interest) increased $5.5 million primarily as a result of additional borrowings required in connection with the acquisition of Airtours. Capitalized interest increased $5.6 million due to higher investment levels in vessels under construction.


  Three Months Ended May 31, 1996 Compared
  To Three Months Ended May 31, 1995

  Revenues

  The increase in total revenues from the second quarter of 1995 to the second quarter of 1996 was comprised principally of a $63.4 million, or 14.9%, increase in cruise revenues. The increase in cruise revenues was primarily the result of an 14.3% increase in capacity for the period resulting from the addition of Carnival Cruise Lines cruise ship Imagination in July 1995 and Inspiration in March 1996. Occupancy rates were up 7% and gross pricing was down 6% resulting in gross yield increasing by approximately 1%. Net yields increased approximately 2% primarily due to the improvement in gross yields discussed above as well as additional improvements in net pricing.

  Costs and Expenses

  Operating expenses increased $36.6 million, or 13.8%, from the second quarter of 1995 to the second quarter of 1996. Cruise operating costs increased by $34.2 million, or 14.0%, to $278.0 million in the second quarter of 1996 from $243.8 million in the second quarter of 1995, primarily due to additional costs associated with the increased capacity.


  Selling and administrative costs increased $8.9 million, or 14.8%, primarily due to an increase in payroll and related costs and an increase in advertising expenses during the second quarter of 1996 as compared with the same quarter of 1995.


  Depreciation and amortization increased by $4.6 million, or 14.9%, to $35.1 million in the second quarter of 1996 from $30.5 million in the second quarter of 1995 primarily due to the addition of the Imagination and Inspiration.

  Nonoperating Income (Expense)

  Total nonoperating expense (net of nonoperating income) decreased to $3.9 million for the second quarter of 1996 from $6.5 million in the second quarter of 1995. Interest income increased $2.4 million primarily due to earnings on the NCL Bonds and, to a lesser degree, an increase in cash balances. Cash balances, up to the closing of the Airtours transaction, increased due to United Kingdom regulatory requirements applicable to the Company's tender offer to acquire its interest in Airtours (see Note 3 in the accompanying financial statements for more information related to the Airtours acquisition). Gross interest expense (excluding capitalized interest) increased $4.9 million as a result of additional borrowings required in connection with the acquisition of Airtours and the delivery of the Inspiration. This increase was partially offset by a decrease in
interest expense due to a lower average borrowing rate.   Capitalized
interest increased $3.5 million due to higher investment levels in vessels under construction.

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash

  The Company's business provided $429.2 million of net cash from operations during the six months ended May 31, 1996, an increase of 37.9% compared to the corresponding period in 1995. The increase between periods was primarily the result of an increase in net income and changes in working capital accounts, primarily customer deposits.

  During the six months ended May 31, 1996, the Company expended approximately $456 million on capital projects, of which $413 million was spent in connection with its ongoing shipbuilding program and $21 million was spent on the expansion of the Company's shore side operations facilities located in Miami, Florida. The remainder was spent on vessel refurbishments, tour assets and other equipment. Amounts expended on the shipbuilding program included payments of $221 million related to the Inspiration which entered service in March 1996 and $171 million related to Holland America Line's Veendam which entered service in May 1996.

  In April 1996, the Company closed on its transaction to acquire 29.6% of Airtours. The Company paid approximately $163 million in cash and funded the remaining purchase price of approximately $144 million through the issuance of 5,301,186 shares of the Company's Class A Common Stock. See below for a discussion regarding the funding of the cash portion of the acquisition.

  The Company made scheduled principal payments totaling approximately $34 million under various individual vessel mortgage loans and repaid $422 million of the outstanding balance on the $750 Million Revolving Credit Facility Due 2000 (the "$750 Million Revolver") during the six months ended May 31, 1996. The Company borrowed $475 million under the $750 Million Revolver for the final payment on the Inspiration and the Veendam. The Company also borrowed $168 million under a $200 Million Multi-currency Revolving Credit Facility Due 2001 (the "$200 Million Multi-currency Revolver") during the same six months which was largely for the Airtours investment described above.

  During the six months ended May 31, 1996, the Company declared and paid cash dividends of approximately $51 million.




  Future Commitments

  The Company has contracts for the delivery of five new vessels over the next three years. The Company will pay approximately $301 million during the twelve month period ending May 31, 1997 relating to the construction and delivery of those new cruise ships and approximately $1.2 billion beyond May 31, 1997. See Note 6 in the accompanying financial statements for more
information related to commitments for the construction of cruise ships.   In
addition, the Company has $1.4 billion of long-term debt and convertible notes of which $73 million is due during the twelve month period ending May 31, 1997. See Note 4 in the accompanying financial statements for more information regarding the Company's debt. Also, see "PART II. ITEM 5. OTHER INFORMATION - Forward Looking Statements".

  Funding Sources

  Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs.
In addition, the Company may fund a portion of the construction cost of new ships from borrowings under its revolving credit facilities and/or through the issuance of long-term debt in the public or private markets. As of May 31, 1996, the Company had $512 million available for borrowing under its $750 Million Revolver, $32 million available under the $200 Million Multi-currency Revolver and an additional $250 million available under a short-term revolving credit facility to be used for general corporate purposes.

  To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities, the Company believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. See "PART II.
ITEM 5. OTHER INFORMATION - Forward Looking Statements". In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. Through May 31, 1996, the Company has issued $230 million of debt securities under the shelf. A balance of $270 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

  During 1995, the Company received $40 million in cash, in addition to other consideration, from the settlement of litigation with Metra Oy, the former parent company of Wartsila Marine Industries Incorporated ("Wartsila"), related to losses suffered in connection with the construction of three of the Company's cruise ships.

  On June 25, 1996, the Company reached an agreement with the trustees of Wartsila and creditors for the bankruptcy which resulted in a cash payment of approximately $80 million. After payment of certain costs, the Company expects the net proceeds to amount to approximately $75 million. This transaction will be accounted for in the Company's third fiscal quarter ended August 31, 1996.

  In April 1996, a complaint was filed in the Circuit Court of the Eleventh Judicial Circuit against the Company and a complaint was filed in the Superior Court of Washington against Holland America Line - Westours Inc., a wholly-owned subsidiary of the Company (the "Complaints"). The Complaints, brought on behalf of a purported class of all persons who traveled on a Company ship within the past four years and paid "Port Charges" to the Company, allege that statements made by the Company in advertising and promotional materials concerning Port Charges were false and misleading. The Complaints allege claims of negligent misrepresentation and unjust enrichment and violations of the Washington Consumer Protection Act and seek unspecified compensatory damages on behalf of the purported class (or, alternatively, refunds of Port Charges allegedly in excess of certain charges levied by governmental authorities), attorney's fees and costs and punitive damages and injunctive relief. Two other complaints containing allegations similar to those set forth in the Complaints have been filed in the Circuit Court of the Eleventh Judicial Circuit against the Company since the filing of the Complaints. All of the actions are in their early stages and it is not now possible to determine the ultimate outcome of the suits. Management of the Company believes that the Company has substantial and meritorious defenses to the claims and intends to vigorously defend the lawsuits. Management understands that similar purported class action lawsuits were filed in state courts in Florida, California and Washington against five other cruise lines.

  In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.



ITEM 4: Submission of Matters to a Vote of Security Holders

  The annual meeting of shareholders of the Company was held on April 15, 1996 (the "Annual Meeting"). Holders of Class A Common Stock were entitled to elect four of the fifteen directors to be elected at the Annual Meeting and the holders of Class B Common Stock were entitled to elect the remaining eleven directors. On all other matters which came before the Annual Meeting, holders of Class A Common Stock were entitled to one vote for each share held and holders of Class B Common Stock were entitled to five votes for each share held. Proxies for (i) 207,395,697 shares of the 229,958,843 shares of Class A Common Stock entitled to vote and (ii) 54,957,142 shares of the 54,957,142 shares of Class B Common Stock entitled to vote, were received in connection with the annual meeting.

  The following table sets forth the names of the four persons elected at the Annual Meeting to serve as Class A Directors until the next annual meeting of shareholders of the Company and the number of votes cast for or withheld with respect to each person.

CLASS A DIRECTORS              FOR                   WITHHELD

William S.  Ruben           207,031,786              363,911
Stuart S.  Subotnick        207,034,447              361,250
Sherwood M Weiser           207,023,647              372,050
Uzi Zucker                  207,025,241              370,456

  The following eleven persons were elected to serve as Class B Directors by the unanimous vote of 54,957,142 shares of Class B Common Stock voted at the Annual Meeting: Micky Arison, Shari Arison Dorsman, Maks L. Birnbach, David Crossland, Robert H. Dickinson, James Dubin, Howard S. Frank, A. Kirk Lanterman, Meshulam Zonis, Richard G. Capen, Jr. and Modesto Maidique.

  The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and tabulation of the votes of the shares of Class A Common Stock with respect to each such matter. All shares of Class B Common Stock voted at the Annual Meeting were cast in favor of each of the additional matters.

MATTER                               FOR           AGAINST       WITHHELD

Ratification of Accountants     207,144,614(1)      92,538        161,372

(1) The shareholders approved the selection of Price Waterhouse LLP as the independent certified public accountants of the Company.


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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
11     Statement regarding computation of per share earnings
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule

(b) Reports on Form 8-K
      Current report on Form 8-K (File No. 1-9610) Filed with the Commission on May 1, 1996 related to two purported class action suits regarding "Port Charges".



                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION


Dated: July 1, 1996                  BY \s\ Micky Arison
                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: July 1, 1996                 BY \s\ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer
INDEX TO EXHIBITS

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
