Form 10-Q
period 1996-08-31
CARNIVAL CORP
filed 1996-10-11
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE
                                 ACT OF 1934

For the quarterly period ended August 31, 1996

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

                               (305) 599-2600
            (Registrant's telephone number, including area code)

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

Yes X     No__


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of October 9, 1996.

          Class A Common Stock, $.01 par value: 239,375,608 shares

               Class B Common Stock, $.01 par value: 54,957,142 shares
,





                                  CARNIVAL CORPORATION



                                   I N D E X



                                                             Page
Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         August 31, 1996 and November 30, 1995                 1

         Consolidated Statements of Operations -
         Nine and Three Months Ended August 31, 1996
         and August 31, 1995                                   2

         Consolidated Statements of Cash Flows -
         Nine Months Ended August 31, 1996
         and August 31, 1995                                   3

         Notes to Consolidated Financial Statements            4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         9



Part II. Other Information

Item 1:   Legal Proceedings                                    15

Item 5:   Other Information                                    15

Item 6:   Exhibits and Reports on Form 8-K                     15






















PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                            CARNIVAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                                     August 31,   November 30,
             ASSETS                                     1996          1995
CURRENT ASSETS
     Cash and cash equivalents                     $   85,751      $   53,365
     Short-term investments                            18,922          50,395
     Accounts receivable                               41,008          33,080
     Consumable inventories, at average cost           51,267          48,820
     Prepaid expenses and other                        66,747          70,718
          Total current assets                        263,695         256,378

PROPERTY AND EQUIPMENT--at cost, less
     accumulated depreciation and
     amortization                                   3,783,549       3,414,823

OTHER ASSETS
     Goodwill, less accumulated amortization of
       $53,528 in 1996 and $48,292 in 1995            221,335         226,571
     Investments in affiliates                        391,238          51,794
     Long-term notes receivable                        28,294          66,488
     Other assets                                      14,985          89,433
                                                   $4,703,096      $4,105,487

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt             $   72,525      $   72,752
     Accounts payable                                 136,305          90,237
     Accrued liabilities                              142,485         113,483
     Customer deposits                                311,765         292,606
     Dividends payable                                 26,488          25,632
          Total current liabilities                   689,568         594,710

LONG-TERM DEBT                                      1,014,339       1,035,031
CONVERTIBLE NOTES                                      45,180         115,000
OTHER LONG-TERM LIABILITIES                            16,790          15,873

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value;
      one vote per share; 399,500 shares
      authorized; 239,348 and 229,839 shares
      issued and outstanding                            2,393           2,298
    Class B Common Stock; $.01 par value;
      five votes per share;
      100,500 shares authorized;
      54,957 shares issued and
      outstanding                                         550             550
    Paid-in-capital                                   812,808         594,811
    Retained earnings                               2,125,374       1,752,140
    Less-other                                         (3,906)         (4,926)
      Total shareholders' equity                    2,937,219       2,344,873
                                                   $4,703,096      $4,105,487


 The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                 Nine Months              Three Months

                               Ended August 31,          Ended August 31,
                             1996           1995        1996           1995


REVENUES                   $1,737,613   $1,545,244  $ 771,989     $672,598

COSTS AND EXPENSES
 Operating expenses           962,435      865,311    396,195      352,135
 Selling and administrative   209,221      187,880     68,978       63,634
 Depreciation and amortization 107,597      94,753     39,661       32,709
                              1,279,253  1,147,944    504,834      448,478

OPERATING INCOME BEFORE INCOME
  FROM AFFILIATED OPERATIONS  458,360      397,300    267,155      224,120

INCOME FROM AFFILIATED
  OPERATIONS                   12,956                  12,793

OPERATING INCOME              471,316      397,300    279,948      224,120

NONOPERATING INCOME (EXPENSE)
   Interest income             17,280       10,311      2,176        3,405
   Interest expense, net of
     capitalized interest      (49,889)    (48,583)   (16,673)     (15,268)
   Other income                23,778       18,931     18,709       13,742
   Income tax expense         (11,006)     (11,096)   (16,029)     (16,457)
                              (19,837)     (30,437)   (11,817)     (14,578)

NET INCOME                  $ 451,479    $ 366,863  $ 268,131    $ 209,542

EARNINGS PER SHARE              $1.56        $1.29       $.92         $.74



The accompanying notes are an integral part of these financial statements.

                           CARNIVAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                               Nine Months Ended August 31,
                                                      1996         1995
OPERATING ACTIVITIES:
  Net income                                        $451,479      $366,863
  Adjustments:
     Depreciation and amortization                   107,597        94,753
     Equity in income from affiliates in excess of
       dividends and other cash payments received     (9,719)
     Loss on sale of Crystal Palace notes receivable  15,835
     Vesting of stock plan shares                      2,260         1,309
     Other                                             1,690         3,726
  Changes in operating assets and liabilities:
     Increase in receivables                          (8,511)      (11,995)
     Increase in consumable inventories               (2,447)       (4,661)
     Decrease (increase) in prepaid and other          3,829        (7,877)
     Increase in accounts payable                     46,068        18,743
     Increase in accrued liabilities                  29,002        17,637
     Increase in customer deposits                    19,159        44,134
       Net cash provided from operations             656,242       522,632

INVESTING ACTIVITIES:
     Decrease in short-term investments, net          31,335         9,962
     Additions to property and equipment, net       (514,154)     (401,861)
     Proceeds from litigation settlements
        applied to cost of ships                      43,050        19,426
     (Additions to) reductions in investments
        in affiliates                               (185,554)       12,443
     Decrease (increase) in long-term notes
        receivable                                    22,359       (13,213)
     Decrease in other non-current assets             74,448         1,658
       Net cash used for investing activities       (528,516)     (371,585)

FINANCING ACTIVITIES:
     Principal payments of long-term debt           (683,953)     (341,166)
     Proceeds from long-term debt                    663,003       239,188
     Dividends paid                                  (77,389)      (63,740)
     Issuance of common stock                          2,999        48,673
       Net cash used for financing activities        (95,340)     (117,045)
     Net increase in cash and
         cash equivalents                             32,386        34,002
     Cash and cash equivalents at beginning
       of period                                      53,365        54,105
     Cash and cash equivalents at end of period     $ 85,751      $ 88,107

Supplemental disclosure of non-cash transactions:
     Issuance of Class A Common Stock in
       connection with investment in Airtours plc   $144,171     $      -

     Conversion of 4-1/2% Convertible Notes into
       Common Stock                                 $ 70,113            -

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

  The accompanying consolidated balance sheet at August 31, 1996, and the consolidated statements of operations and cash flows for the nine and three months ended August 31,1996 and August 31, 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries (the "Company") are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                            August 31,           November 30,
                                               1996                 1995
                                                    (in thousands)
Vessels                                     $3,922,468           $3,467,731
Vessels under construction                     240,328              289,661
                                             4,162,796            3,757,392
Land, buildings and improvements               176,473              132,183
Transportation and other equipment             190,166              174,903

   Total property and equipment              4,529,435            4,064,478

Less - accumulated depreciation and
  amortization                                (745,886)            (649,655)
                                            $3,783,549           $3,414,823

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $18.7 million and $13.4 million for the nine months ended August 31, 1996 and August 31, 1995, respectively and $4.9 million and $5.2 million for the three months ended August 31, 1996 and August 31, 1995, respectively.


NOTE 3 - INVESTMENTS IN AFFILIATES

    The Company's investment in affiliated companies, which are not majority owned or controlled by the Company, are accounted for using the equity method. Starting in the third quarter of 1996, the Company began reporting equity in income from affiliated operations as a separate line in the statement of operations due to its increasing significance primarily due to the Airtours plc acquisition. The Company's percentage share of the affiliated companies net income as well as any interest income or royalty fee income is recorded as "Income from Affiliated Operations" in the accompanying statement of operations. The Company's investments and advances to affiliates are reported as "Investment in Affiliates" in the accompanying balance sheets.

  In April 1996, the Company acquired a 29.5% equity interest in Airtours plc ("Airtours"), a large publicly traded integrated tour company headquartered in the United Kingdom, for approximately $307 million. The Company entered into an unsecured five year $200 million multi-currency revolving credit facility ("Multi-currency Revolving Credit Facility") and funded approximately $163 million of the acquisition cost through this facility. To fund the remaining purchase price, the Company issued 5,301,186 shares of its Class A common stock valued at approximately $144 million. The Company is recording its equity in Airtours' results of operations on a two month lag basis.


NOTE 4 - LONG-TERM DEBT AND CONVERTIBLE NOTES

     Long-term debt consists of the following:

                                                   August 31,   November 30,
                                                      1996         1995
                                                         (in thousands)
$750 Million Unsecured Revolving Credit
  Facility Due 2000                                 $   25,000    $  185,000
Multi-currency Revolving Credit Facility Due 2001      166,000             -
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                       164,888       208,078
Unsecured 5.75% Notes Due March 15, 1998               200,000       200,000
Unsecured 6.15% Notes Due October 1, 2003              124,951       124,946
Unsecured 7.20% Debentures Due October 1, 2023         124,870       124,867
Unsecured 7.70% Notes Due July 15, 2004                 99,910        99,902
Unsecured 7.05% Notes Due May 15, 2005                  99,826        99,811
Other loans payable                                     81,419        65,179
                                                     1,086,864     1,107,783
  Less portion due within one year                     (72,525)      (72,752)
                                                    $1,014,339    $1,035,031

  The Multi-currency Revolving Credit Facility bears interest at LIBOR plus 17 basis points ("BPS"), and provides for a facility fee of 6 BPS on the total facility. As of August 31, 1996, the Company had an undrawn balance of $34 million under the facility. As of the same date, the Company also had $725 million available for borrowing under its $750 Million Unsecured Revolving Credit Facility. The Company also has an additional $250 million available under a short-term revolving credit facility. All three credit lines are available to be used for general corporate purposes.

  In July 1992, the Company issued $115 million of 4-1/2% Convertible Subordinated Notes Due July 1, 1997 (the "Convertible Notes"). The Convertible Notes are convertible into 57.55 shares of the Company's Class A Common Stock per $1,000 of notes. During the third quarter ended August 31, 1996 approximately $70 million face amount of the Convertible Notes converted into approximately four million shares of the Company's Class A Common Stock.
 The Convertible Notes remaining outstanding at August 31, 1996 are convertible into a total of approximately 2.6 million shares of Class A Common Stock. The Convertible Notes became redeemable in whole or in part at the Company's option on July 3, 1996.


NOTE 5 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the nine months ended August 31, 1996:

                         COMMON STOCK
                        $.01 PAR VALUE  PAID-IN RETAINED
                        CLASS A CLASS B CAPITAL EARNINGS   OTHER     TOTAL
                                     (in thousands)
Balance November 30,1995  $2,298 $550 $594,811 $1,752,140 $(4,926) $2,344,873
Net income for the period                         451,479             451,479
Cash dividends                                    (78,245)
(78,245)
Changes in securities
 valuation allowance                                         (139)
(139)
Issuance of common stock
  related to Airtours
  acquisition                 53       144,118                        144,171
Issuance of common stock
  upon conversion of 4-1/2%
  Convertible Subordinated
  Notes                       40        70,073                         70,113
Issuance of stock to
 employees under stock
 plans                         2         3,806                          3,808
Vested portion of common
 stock under restricted
 stock plan                                                 1,159       1,159
Balance August 31, 1996   $2,393 $550 $812,808 $2,125,374 $(3,906) $2,937,219


NOTE 6 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                                     Expected               Number Estimated
                                      Service   Contract    of Lower   Total
Ship Name          Operating Unit      Date   Denomination   Berths    Cost
Carnival Destiny Carnival Cruise Lines 11/96   Lire          2,640    $  430
Rotterdam VI     Holland America Line  10/97   Lire          1,320       235
Elation          Carnival Cruise Lines  3/98   U. S. Dollar  2,040       300
Paradise         Carnival Cruise Lines 12/98   U. S. Dollar  2,040       300
HAL Newbuild     Holland America Line   2/99   Lire          1,440       300
Carnival Triumph Carnival Cruise Lines  7/99   Lire          2,640       415
HAL Newbuild     Holland America Line   9/99   Lire          1,440       300

                                                            13,560    $2,280

   The Company pays for the majority of the cost of the vessels upon delivery from the shipyards which, on the average, occurs approximately six weeks prior to the introduction of the vessel into service.




    Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under construction described above, the Company has paid $240 million through August 31, 1996 and anticipates paying approximately $374 million during the twelve month period ended August 31, 1997 and approximately $1.7 billion beyond August 31, 1997.

   Litigation

   Wartsila Marine Industries Incorporated ("Wartsila") operated a Finnish shipyard and had contracted to build three ships for the Company in the late 1980's. Wartsila filed for bankruptcy in 1989 without completing construction of the vessels, causing the Company to incur incremental costs to complete the ships and to lose profits because of the delay in their delivery. During 1995, the Company received $40 million in cash from the settlement of litigation with Metra Oy, the former parent company of Wartsila, related to losses suffered in connection with the construction of three of the Company's cruise ships. Of the $40 million received, $6.2 million was used to pay related legal fees, $14.4 million was recorded as other income and $19.4 million was used to reduce the cost basis of certain ships which had been the subject of the Company's lawsuit against Metra Oy.

   On June 25, 1996, the Company reached an agreement with the trustees of Wartsila and creditors for the bankruptcy which resulted in a cash payment of approximately $80 million. Of the $80 million received, $5 million was used to pay certain costs, $32 million was recorded as other income and $43 million was used to reduce the cost basis of certain ships which had been affected by the bankruptcy.

   In April 1996, a complaint was filed in the Circuit Court of the Eleventh Judicial Circuit against Carnival Corporation and a complaint was filed in the Superior Court of Washington against Holland America Line - Westours Inc., a wholly-owned subsidiary of Carnival Corporation (the "Port Charges Complaints"). The Port Charges Complaints, brought on behalf of a purported class of all persons who traveled on a Company ship within the past four years and paid "Port Charges" to the Company, allege that statements made by the Company in advertising and promotional materials concerning Port Charges were false and misleading. The Port Charges Complaints allege claims of negligent misrepresentation and unjust enrichment and violations of the Washington Consumer Protection Act and seek unspecified compensatory damages on behalf of the purported class (or, alternatively, refunds of Port Charges allegedly in excess of certain charges levied by governmental authorities), attorney's fees and costs and punitive damages and injunctive relief. Two other complaints containing allegations similar to those set forth in the Port Charges Complaints have been filed in the Circuit Court of the Eleventh Judicial Circuit against the Company since the filing of the Port Charges Complaints.

   In June and August 1996, respectively, two complaints were filed against the Company and Holland America Line-Westours, Inc. in the Superior Court for the State of California for the County of Los Angeles (the "Travel Agent Complaints"). The Travel Agent Complaints, brought on behalf of a class of all travel agencies who during the past four years booked a cruise with the Company, contain allegations that the Company's advertising practices regarding port charges resulted in an improper and concealed form of commission bypass. The Travel Agent Complaints allege claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud and seek unspecified compensatory damages (or alternatively, the payment by the Company of usual and customary commissions on port charges in excess of certain charges levied by government authorities), attorneys' fees and costs, punitive damages and injunctive relief.



   The Port Charges Complaints and the Travel Agent Complaints are in their early stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management of the Company believes that the Company has substantial and meritorious defenses to the claims and intends to vigorously defend the lawsuits. Management understands that purported class action lawsuits similar to the Port Charges Complaints and the Travel Agent Complaints have been filed against five other cruise lines.

   In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.


NOTE 7 - RECENT EVENTS

     In September, the Company and Hyundai Merchant Marine ("HMM") signed an agreement to form a 50/50 joint venture to develop the Asian cruise vacation market. The Company and HMM will each contribute $10 million as the initial capital of the joint venture which intends to create a cruise product specifically tailored to the desires and tastes of the growing middle-class market of Asian vacation travelers. In addition, the Company signed an agreement with the joint venture to sell Carnival Cruise Lines' cruise ship Tropicale to the joint venture, subject to financing arrangements and the charter back of the vessel to the Company. The charter agreement between the Company and the joint venture will allow the Company to operate the Tropicale until the joint venture is ready to begin cruise operations in the Asian market in approximately the spring of 1998. The launch of the joint venture is subject to the conclusion of certain ancillary agreements which are expected to be completed in the near future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "PART II. OTHER INFORMATION, ITEM 5(a) Forward-Looking Statements".

   General

   The Company earns its cruise revenues primarily from (i) the sale of passenger tickets, which include accommodations, meals, most shipboard activities and in many cases airfare, and (ii) the sale of goods and services on board its cruise ships, such as casino gaming, liquor sales, gift shop sales and other related services. The Company also derives revenues from the tour and related operations of HAL Antillen N.V. ("HAL").

   The following table presents selected segment and statistical information for the periods indicated:


                                 Nine Months        Three Months
                              Ended August 31,    Ended August 31,
                            1996         1995          1996        1995
                   (in thousands, except selected statistical information)
REVENUES:
   Cruise             $1,549,004   $1,368,806      $617,985    $530,199
   Tour                  238,550      217,700       197,772     178,852
   Intersegment revenues (49,941)     (41,262)      (43,768)    (36,453)
                      $1,737,613   $1,545,244      $771,989    $672,598


OPERATING EXPENSES:
   Cruise              $ 827,894     $742,902      $295,199    $261,584
   Tour                  184,482      163,671       144,764     127,004
   Intersegment expenses (49,941)     (41,262)      (43,768)    (36,453)
                       $ 962,435     $865,311      $396,195    $352,135

OPERATING INCOME BEFORE INCOME
  FROM AFFILIATED OPERATIONS:
   Cruise               $432,260     $368,134      $227,511    $182,645
   Tour                   26,100       29,166        39,644      41,475
                        $458,360     $397,300      $267,155    $224,120

SELECTED STATISTICAL INFORMATION:
   Passengers Carried  1,350,686   1,138,775        507,243     442,068
 Passenger Cruise Days 8,087,977   6,825,026      2,987,080   2,549,285
   Occupancy Percentage    109.7%      105.1%         114.5%      114.6%











  The following table sets forth statements of operations data expressed as a percentage of total revenues:


                                  Nine Months        Three Months
                                Ended August 31,   Ended August 31,
                                1996     1995         1996     1995

REVENUES                         100%     100%        100%     100%

COSTS AND EXPENSES:
   Operating expenses             56       56          51       52
   Selling and administrative     12       12           9       10
   Depreciation and amortization   6        6           5        5
OPERATING INCOME BEFORE
 EARNINGS FROM AFFILIATED
 OPERATIONS                       26       26          35       33
   Earnings from Affiliated
    Operations                     1        -           1        -

OPERATING INCOME                  27       26          36       33
NONOPERATING INCOME (EXPENSE)     (1)      (2)         (1)      (2)
NET INCOME                        26%      24%         35%      31%



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

  In April 1996 the Company made an investment in Airtours plc which it records using the equity basis of accounting. Starting with the Company's quarter ending August 31, 1996, the Company's portion of Airtours' operating results are being recorded by the Company on a two month lag basis. Airtours' earnings are seasonal due to the seasonal nature of the European leisure travel industry. During the last two fiscal years, Airtours' third and fourth fiscal quarters, ending June 30 and September 30, respectively, have been profitable, with the fourth quarter being its most profitable quarter. During this same period, Airtours experienced seasonal losses in its first and second fiscal quarters ending on December 31 and March 31, respectively.

     Average capacity is expected to increase 8.2% during the fourth fiscal quarter of 1996 as compared with the same period in 1995 as a result of the introduction into service of the Inspiration in March 1996 and the Veendam in May 1996. See "PART II. ITEM 5. OTHER INFORMATION - Forward Looking Statements".








  Nine Months Ended August 31, 1996 Compared
  To Nine Months Ended August 31, 1995

  Revenues

  The increase in total revenues of $192.4 million, or 12.4%, from the first nine months of 1995 to the first nine months of 1996 was primarily comprised of a $180.2 million, or 13.2%, increase in cruise revenues. The increase in cruise revenues was primarily the result of a 13.5% increase in capacity for the period resulting from the addition of the Carnival Cruise Lines' cruise ships Imagination in July 1995 and Inspiration in March 1996 and Holland America Line's cruise ship Veendam in May 1996. Occupancy rates were up 4.4% and gross pricing was down 4.5% resulting in a decrease of .3% in gross yield (total revenue per lower berth). Net yields, i.e., net revenue per lower berth (net revenue is total revenues less travel agent commissions, airfare costs and other less significant cruise costs), increased 1.1% during the first nine months of the year due to improved occupancy rates. Also affecting cruise revenues during 1995 were lost revenues caused by the shipboard incident described under "Nonoperating Income (Expense)" below.

  Revenues from the Company's Tour operations increased $20.9 million, or 9.6%, to $238.6 million in 1996 from $217.7 million in 1995. The increase was primarily the result of an increase in tour and transportation revenues due to an increase in the number of tour passengers.

  Costs and Expenses

  Operating expenses increased $97.1 million, or 11.2%, from the first nine months of 1995 to the first nine months of 1996. Cruise operating costs increased by $85.0 million, or 11.4%, to $827.9 million in the first nine months of 1996 from $742.9 million in the first nine months of 1995, primarily due to additional costs associated with the increased capacity.

  Tour operating expenses increased $20.8 million, or 12.7%, from the first nine months of 1995 to the first nine months of 1996 primarily due to an increase in the number of tour passengers.

  Selling and administrative costs increased $21.3 million, or 11.4%, mainly due to an increase in advertising expenses and an increase in payroll and related costs associated with the increase in capacity during the first nine months of 1996 as compared with the same period of 1995.

  Depreciation and amortization increased by $12.8 million, or 13.6%, to $107.6 million in the first nine months of 1996 from $94.8 million in the first nine months of 1995 primarily due to the addition of the Imagination, Inspiration and the Veendam.


   Affiliated Operations

  During April 1996, the Company acquired a 29.5% interest in Airtours, plc ("Airtours") and is recording its share of Airtours earnings on a two month lag basis. During the Company's quarter ended August 31, 1996, the Company's share of earnings for Airtours was recorded for Airtours' quarter ended June 30, 1996. The Company also began reporting its equity in income of certain other affiliates.




  Nonoperating Income (Expense)

  Total nonoperating expense (net of nonoperating income) decreased to $19.8 million for the first nine months of 1996 from $30.4 million in the first nine months of 1995. Interest income increased $7.0 million primarily due to the Company's holding of 13 percent senior secured notes (which were redeemed in April 1996) of Norwegian Cruise Line, Ltd. and, to a lesser degree, increases in cash balances. Cash balances, up to the closing of the Airtours transaction in April 1996, increased due to United Kingdom regulatory requirements applicable to the Company's tender offer to acquire its interest in Airtours (see Note 3 in the accompanying financial statements for more information related to the Airtours acquisition). Gross interest expense (excluding capitalized interest) increased $6.6 million primarily as a result of additional borrowings required in connection with the acquisition of Airtours. Capitalized interest increased $5.3 million due to higher investment levels in vessels under construction.

  Other income increased to $23.8 million in the first nine months of 1996 primarily as a result of a $32.0 million gain from settlement of bankruptcy claims against Wartsila (See PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS Note 6 - Litigation) less a loss on the sale of the notes receivable generated from the sale of Carnival's Crystal Palace Hotel and Casino of $15.8 million. Other income of $18.9 million in the first nine months of 1995 included a $14.4 million gain from the settlement of litigation with Metra Oy (See PART I. FINANCIAL INFORMATION ITEM 1.
FINANCIAL STATEMENTS Note 6 - Litigation) and a gain on the sale of the Company's entire interest in Epirotiki Cruise Line less a loss of $3.0 million from the fire on Carnival Cruise Lines' Celebration as well as other non-related, non-recurring items. In addition, the Company estimated the loss of revenue, net of related variable expense, from the Celebration being out of service due to the fire, reduced operating income and net income by an additional $7.3 million in the third quarter of 1995.

  Three Months Ended August 31, 1996 Compared
  To Three Months Ended August 31, 1995

  Revenues

  The increase in total revenues from the third quarter of 1995 to the third quarter of 1996 was comprised principally of a $87.8 million, or 16.6%, increase in cruise revenues. The increase in cruise revenues was primarily the result of a 17.3% increase in capacity for the period resulting from the addition of Carnival Cruise Lines' cruise ships Imagination in July 1995 and Inspiration in March 1996 and Holland America Line's cruise ship Veendam in May 1996. Occupancy rates were essentially unchanged and gross pricing was down slightly resulting in a small decrease in gross yield (total revenue per
lower berth).   Net yields, i.e. net revenue per lower berth (net revenue is total revenues less travel agent commissions, airfare costs and other less significant cruise costs), increased slightly due to an improvement in net pricing. Also affecting cruise revenues during 1995 were lost revenues caused by the shipboard incident described under "Nonoperating Income (Expense)" above.

  Revenues from the Company's tour operations increased $18.9 million, or 10.6%, to $197.8 million in 1996 from $178.9 million in 1995. The increase was primarily the result of an increase in the number of tour passengers.

  Costs and Expenses

  Operating expenses increased $44.1 million, or 12.5%, from the third quarter of 1995 to the third quarter of 1996. Cruise operating costs increased by $33.6 million, or 12.9%, to $295.2 million in the third quarter of 1996 from $261.6 million in the third quarter of 1995, primarily due to additional costs associated with the increased capacity.

  Tour operating expenses increased $17.8 million, or 14.0%, to $144.8 million in the third quarter of 1996 from $127.0 million in the third quarter of 1995 primarily due to the increase in the number of tour passengers.


  Selling and administrative costs increased $5.3 million, or 8.4%, primarily due to an increase in advertising expense and increases in payroll and related costs during the third quarter of 1996 as compared with the same quarter of 1995 mainly resulting from the increase in capacity.

  Depreciation and amortization increased by $7.0 million, or 21.3%, to $39.7 million in the third quarter of 1996 from $32.7 million in the third quarter of 1995 primarily due to the addition of the Imagination, the Inspiration and the Veendam.

  Nonoperating Income (Expense)

  Total nonoperating expense (net of nonoperating income) decreased to $11.8 million for the third quarter of 1996 from $14.6 million in the third quarter of 1995. Interest income decreased $1.2 million primarily due to a decrease in cash balances and notes receivable. Gross interest expense (excluding capitalized interest) increased $1.1 million as a result of additional borrowings required in connection with the acquisition of Airtours and the delivery of the Inspiration and Veendam. This increase was partially offset by a decrease in interest expense due to a lower average borrowing rate. Other income, net of other expense, increased to $18.7 million in the third quarter of 1996 primarily as a result of a $32.0 million gain on settlement of litigation related to the Wartsila bankruptcy (See PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS Note 6 - Litigation), less a loss on the sale of the notes receivable from the sale of the Crystal Palace of $15.8 million. Other income of $13.7 million in the third quarter of 1995 included a $14.4 million gain from the settlement of litigation with Metra Oy (See PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS Note 6 - Litigation) less the loss from the Celebration fire discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash

  The Company's business provided $656.2 million of net cash from operations during the nine months ended August 31, 1996, an increase of 25.6% compared to the corresponding period in 1995. The increase between periods was primarily the result of an increase in net income and changes in working capital accounts.

  During the nine months ended August 31, 1996, the Company expended approximately $514 million on capital projects, of which $447 million was spent in connection with its ongoing shipbuilding program and $36 million was spent on the expansion of the Company's shore side operations facilities located in Miami, Florida. The remainder was spent on vessel refurbishments, tour assets and other equipment. Amounts expended on the shipbuilding program included final payments related to Carnival Cruise Lines'
Inspiration which entered service in March 1996 and Holland America Line's Veendam which entered service in May 1996.

  In April 1996, the Company closed on its acquisition of a 29.5% interest in Airtours. The Company paid approximately $163 million in cash and funded the remaining purchase price of approximately $144 million through the issuance of 5,301,186 shares of the Company's Class A Common Stock. See below for a discussion regarding the funding of the cash portion of the acquisition.

  The Company made scheduled principal payments totaling approximately $43 million under various individual vessel mortgage loans during the nine months ended August 31, 1996. During this same period, the Company borrowed and repaid $475 million under the $750 Million Revolver primarily for the final payments on the Inspiration and the Veendam. The Company also repaid an additional $160 million of the $750 Million Revolver balance during the nine months ended August 31, 1996.


    The Company also borrowed $168 million under a $200 Million Multi-currency Revolving Credit Facility Due 2001 (the "$200 Million Multi-currency Revolver") which was used largely for the Airtours investment described above. Additionally, approximately $70 million of the Company's $115 million of convertible subordinated notes payable were converted into approximately four million shares of the Company's common stock during the nine months ended August 31, 1996.

  During the nine months ended August 31, 1996, the Company declared and paid cash dividends of approximately $77 million.

  Future Commitments

  The Company has contracts for the delivery of seven new vessels over the next three years. The Company will pay approximately $374 million during the twelve month period ending August 31, 1997 relating to the construction and delivery of those new cruise ships and approximately $1.7 billion beyond August 31, 1997. In addition, the Company has $1.1 billion of long-term debt and convertible notes of which $73 million is due during the twelve month period ending August 31, 1997. See Note 4 in the accompanying financial statements for more information regarding the Company's debt. Also, see "PART II. OTHER INFORMATION, ITEM 5(a) Forward-Looking Statements". The Company also enters into forward foreign currency contracts and interest rate swap agreements to hedge the impact of foreign currency and interest rate fluctuations.

  Funding Sources

  Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may fund a portion of the construction cost of new ships from borrowings under its revolving credit facilities and/or through the issuance of long-term debt in the public or private markets. As of August 31, 1996, the Company had $725 million available for borrowing under its $750 Million Revolver, $34 million available under the $200 Million Multi-currency Revolver and an additional $250 million available under a short-term revolving credit facility.

  To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities, the Company believes that it will be able to secure such financing from banks or through the offering of short-term or long-term debt and/or equity securities in the public or private markets. See "PART II. OTHER INFORMATION, ITEM 5(a) Forward-Looking Statements". In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. Through August 31, 1996, the Company has issued $230 million of debt securities under the Shelf Registration. A balance of $270 million aggregate principal amount of debt or equity securities remains available for
issuance under the Shelf Registration.   In addition, the Company intends on
initiating a $1 billion commercial paper program that is supported by the $750 Million Revolver and the $250 million short-term revolving credit facility.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

  The discussion of legal proceedings set forth in "PART I. FINANCIAL INFORMATION, Item 1. FINANCIAL STATEMENTS, NOTE 6 - Commitments and Contingencies is incorporated by reference into this Item.

ITEM 5: Other Information

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; increases in cruise industry capacity in the Caribbean and Alaska; changes in tax laws and regulations(especially any change affecting the Company's status as a "controlled foreign corporation" as defined in Section 957(a) of the Internal Revenue Code of 1986, as amended) (see "Market for the Registrant's Common Equity and Related Stockholders' Matters - Taxation of the Company" in the Company's Annual Report on Form 10-K for the year ended November 30, 1995); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; weather patterns in the Caribbean; unscheduled ship repairs and drydocking; delivery of new vessels on schedule and at the contracted price, incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company (including the implementation of the "Safety of Life at Sea Convention" and changes in Federal Maritime Commission surety and guaranty arrangements).

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
11     Statement Regarding Computation of Per Share Earnings
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule

(b) Reports on Form 8-K
     None.






                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION


Dated: October 10, 1996             BY/s/ Micky Arison

                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: October 10, 1996             BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer

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
