Form 10-K
period 1996-11-30
CARNIVAL CORP
filed 1997-02-28
CIK 815097

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

 (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1996
                                     OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $5,250,000,000 based upon the closing market price on February 14, 1997 of a share of Class A Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

     At February 14, 1997, the Registrant had outstanding 242,078,952 shares of its Class A Common Stock, $.01 par value and 54,957,142 shares of its Class B Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 1996 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (b).     Market for the Registrant's Common Stock and Related
                       Stockholder Matters - Market Information and Holders.

Item 6.                Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.                Financial Statements and Supplementary Data


     The information described below and contained in the Registrant's 1997 definitive Proxy Statement, to be filed with the Commission is incorporated by reference into this Form 10-K.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrant.

Item 11.               Executive Compensation.

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management.

Item 13.               Certain Relationships and Related Transactions.



                                      PART I

  Item 1.  Business

     A.  General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974. Carnival Corporation, including its 100% owned subsidiaries (the "Company"), is the world's largest multiple-night cruise company based on the number of passengers carried, revenues generated, and available capacity. The Company offers a broad range of cruise products, serving the contemporary cruise market through Carnival Cruise Lines ("Carnival"), the premium cruise market through Holland America Line ("HAL") and the luxury cruise market through Windstar Cruises. In total the Company owns and operates 22 cruise ships with an aggregate capacity of 30,837 passengers based on two passengers per cabin*. The Company also owns 50% of Seabourn Cruise Line ("Seabourn"), which serves the luxury market with two ships, and 29.5% of Airtours plc ("Airtours"), a leisure travel company with two cruise ships marketed primarily in Europe. Together, Seabourn and Airtours have a total capacity of approximately 2,350 passengers. In addition, Airtours will begin operation of a third ship commencing in May 1997.

     The eleven Carnival ships have an aggregate capacity of 20,332 passengers with itineraries in the Caribbean, the Mexican Riviera and Alaska. The eight HAL ships have an aggregate capacity of 10,061 passengers, with itineraries in the Caribbean, the Mediterranean and Alaska and through the Panama Canal, as well as other worldwide itineraries. The three Windstar ships have an aggregate capacity of 444 passengers with itineraries in the Caribbean, the South Pacific, the Mediterranean and the Far East. The three Seabourn ships have an aggregate capacity of 612 passengers, and have itineraries throughout the world. The two Airtours ships have itineraries in the Mediterranean, the Canary Islands and the Caribbean.

     The Company has signed agreements with various shipyards providing for the construction of additional cruise ships. The following table reflects a summary of these vessels under construction:

                             EXPECTED                     PASSENGER
       VESSEL                DELIVERY  SHIPYARD           CAPACITY
       Carnival Cruise Lines
          Elation            02/98     Masa-Yards          2,040
          Paradise           11/98     Masa-Yards          2,040
          Carnival Triumph   06/99     Fincantieri         2,640
          Carnival Newbuild  07/00     Fincantieri         2,640
            Total Carnival Cruise Lines                    9,360
       Holland America Line
          Rotterdam VI       09/97     Fincantieri         1,320
          HAL Newbuild       02/99     Fincantieri         1,440
          HAL Newbuild       09/99     Fincantieri         1,440
            Total Holland America Line                     4,200
                                                          13,560

* In accordance with industry practice all capacities indicated within this document are calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.

     As a result of this shipbuilding program and planned ship sales and retirements, the Company currently expects its passenger capacity to increase by 37% to 42,300 in mid-2000 (excluding Seabourn and Airtours).

     The Company also operates a tour business, through Holland America Westours, which markets sight-seeing tours and cruise/tour packages to Alaska. HAL-Westours operates 16 hotels in Alaska and the Canadian Yukon, two luxury dayboats offering tours to the glaciers of Alaska and the Yukon River, over 290 motor coaches used for sight-seeing and charters in the states of Washington and Alaska and twelve private domed rail cars which are run on the Alaskan railroad between Anchorage and Fairbanks.

     Historically, the Company's products have been marketed primarily in North America through Carnival, HAL, Windstar Cruises, HAL-Westours, and Seabourn. During 1996, the Company took steps to expand its markets into Europe and Asia which are described below. The existing cruise markets in Europe and Asia are much smaller and less developed than the North American market. Cruise passengers carried in Europe and Asia in 1996 are estimated to be approximately 1.0 million and 0.5 million, respectively, compared to approximately 4.6 million in North America.

     In April 1996, the Company acquired a 29.5% interest in Airtours, a leisure travel company publicly traded on the London Stock Exchange that provides air inclusive packaged holidays to the British, Scandinavian and North American markets. In addition, in September 1996 the Company and Hyundai Merchant Marine Co. Ltd. ("HMM") signed an agreement to form a 50/50 joint venture to develop the Asian cruise vacation market. See Part I, "Item 1. Business, G. Investments in Affiliates", for a further description of these businesses.

     In December 1996, the Company and Airtours signed a letter of intent with the controlling shareholders (the "Syndicate") of Costa Crociere SpA ("Costa"), a publicly traded cruise company headquartered in Italy to acquire all of the equity securities of Costa held by the Syndicate and to launch a tender offer for the remaining outstanding equity securities of Costa. Costa markets its cruise products primarily in Europe. The cost of acquisition, assuming all of the outstanding equity securities are tendered, would be approximately $300 million cash, with the Company and Airtours each contributing 50% of that amount. The letter of intent provides that the commencement of the tender offer is conditioned on the successful conclusion of a due diligence review by the Company and Airtours, the signing of a definitive agreement with the Syndicate, the receipt of all corporate and regulatory and government approvals, certain minimum levels of acceptance on the tender offer and other customary conditions found in transactions of this type.

    B.  Cruise Ship Segment

     Industry

     The passenger cruise industry as it exists today began in approximately 1970. Over time, the industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sight-seeing destinations. According to Cruise Lines International Association ("CLIA"), an industry trade group, in 1970 approximately 500,000 North American passengers took cruises for three consecutive nights or more. CLIA estimates that this number reached 4.6 million passengers in 1996, an average compound annual growth rate of 8.9% since 1970. Also, according to CLIA, by the end of 1996 the number of ships in service totaled 129 with an aggregate capacity of approximately 110,000 berths. CLIA estimates that the number of passengers carried in North America increased from 4.38 million in 1995 to 4.6 million in 1996 or approximately 5.0%. There was no growth in the number of passengers carried in North America during 1994 and 1995. The Company nevertheless has been able to increase the number of passengers it carried by approximately 200,000 in each of the past three years, or an average of 15.2% per year.

     CLIA estimates that the number of cruise passengers will grow to approximately 4.9 million in 1997. CLIA also projects that by the end of 1997, North America will be served by 135 vessels having an aggregate capacity of approximately 124,000 berths.

     The following table sets forth the North American industry and Company growth over the past five years based on passengers carried for at least three consecutive nights:


                             NORTH AMERICAN            COMPANY CRUISE
                                CRUISE                   PASSENGERS
     YEAR                     PASSENGERS*                 CARRIED
                              (Calendar)                  (Fiscal)
     1996                    4,600,000(est)               1,764,000
     1995                    4,378,000                    1,543,000
     1994                    4,448,000                    1,354,000
     1993                    4,480,000                    1,154,000
     1992                    4,136,000                    1,153,000

*Source: CLIA.

     From 1992 through 1996, the Company's average compound annual growth rate in number of passengers carried was 11.2% versus the industry average of 2.7%.

     The Company's passenger capacity has grown from 17,973 at November 30, 1992 to 30,837 at November 30, 1996. The delivery of the Statendam, Sensation and Maasdam in 1993 increased capacity by 4,572 berths, more than offsetting a decrease of 906 berths related to the sale of the Mardi Gras. During 1994, net capacity increased by 2,369 berths due to the delivery of the Fascination and Ryndam, net of the 937 decrease in berths related to the sale of the Carnivale. In 1995, with the delivery of the Imagination, capacity increased by 2,040 berths. During 1996, net capacity increased by 4,802 berths due to delivery of the Inspiration, the Veendam and the Carnival Destiny, net of the 1,146 decrease in passenger capacity related to the sale of the Festivale.

     In spite of the cruise industry's growth since 1970, the Company believes cruises represent only approximately 2% of the applicable North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving at least one night's stay in a hotel. Only an estimated 7% of the North American population has ever taken a cruise.

     Cruise Ships and Itineraries

     Under the Carnival Cruise Lines name, the Company serves the contemporary market with eleven ships (the "Carnival Ships"). All of the Carnival Ships were designed by and built for Carnival, including ten SuperLiners which are among the largest in the cruise industry. Nine of the Carnival Ships operate in the Caribbean and two Carnival Ships call on ports in the Mexican Riviera. During 1996, the Carnival Ship Tropicale began operating in Alaska during the summer season. Carnival also offers cruises through the Panama Canal and to the Hawaiian Islands. See "Sales and Marketing".

     Through its subsidiary, HAL, the Company operates eleven ships offering premium or luxury specialty vacations. Eight of these ships, the Rotterdam, the Nieuw Amsterdam, the Noordam, the Westerdam, the Statendam, the Maasdam, the Ryndam and the Veendam are operated under the Holland America Line name (the "HAL Ships"). The remaining three ships, the Wind Star, the Wind Song and the Wind Spirit, are operated under the Windstar Cruises name (the "Windstar Ships").

     The HAL Ships offer premium cruises of various lengths, in the Caribbean, Alaska, Panama Canal, Europe, the Mediterranean, Hawaii, Mexico, South Pacific, South America and the Orient. Cruise lengths vary from one to 99 days, with a large proportion of cruises being seven or ten days in length. Periodically, the HAL Ships make longer grand cruises or operate on short-term special itineraries. For example, in 1996, the Rotterdam made a 99-day world cruise, and a 50-day Grand South America voyage. HAL will continue to offer these special and longer itineraries in order to increase travel opportunities for its customers and strengthen its cruise offerings in view of the fleet expansion. The majority of the HAL Ships operate in the Caribbean during fall to early spring and in Alaska during late spring to early fall. The three Windstar Ships currently operate in the Caribbean, the Mediterranean and the South Pacific.

     The following table presents summary information concerning the Company's ships. Areas of operation are based on current itineraries and are subject to change.

                                    YEAR
                                  FIRST IN       GROSS  LENGTH   PRIMARY
                                  COMPANY  PAX REGISTERED &      AREAS OF
NAME            REGISTRY    BUILT  SERVICE CAP*  TONS   WIDTH    OPERATION
Carnival Cruise Lines
Carnival Destiny Panama      1996  1997   2,642  101,000  893/116  Caribbean
Inspiration      Panama      1996  1996   2,040   70,367  855/104  Caribbean
Imagination      Panama      1995  1995   2,040   70,367  855/104  Caribbean
Fascination      Panama      1994  1994   2,040   70,367  855/104  Caribbean
Sensation        Panama      1993  1993   2,040   70,367  855/104  Caribbean
Ecstasy          Liberia     1991  1991   2,040   70,367  855/104  Caribbean
Fantasy          Liberia     1990  1990   2,044   70,367  855/104  Bahamas
Celebration      Liberia     1987  1987   1,486   47,262   738/92  Caribbean
Jubilee          Panama      1986  1986   1,486   47,262   738/92  Mexican
                                                                   Riviera
Holiday          Panama      1985  1985   1,452   46,052   727/92  Mexican
                                                                   Riviera
Tropicale**      Liberia     1982  1982   1,022   36,674   660/85  Alaska,
                                                                   Caribbean
  Total Carnival Ships Capacity......... 20,332
Holland America Line
Veendam          Bahamas     1996  1996   1,266   55,451  720/101  Alaska,
                                                                   Caribbean
Ryndam           Netherlands 1994  1994   1,266   55,451  720/101  Alaska,
                                                                   Caribbean
Maasdam          Netherlands 1993  1993   1,266   55,451  720/101  Europe,
                                                                   Caribbean
Statendam        Netherlands 1993  1993   1,266   55,451  720/101  Alaska,
                                                                   Caribbean
Westerdam        Netherlands 1986  1988   1,494   53,872   798/95  Canada,
                                                                   Caribbean
Noordam          Netherlands 1984  1984   1,214   33,930   704/89  Alaska,
                                                                   Caribbean
Nieuw Amsterdam  Netherlands 1983  1983   1,214   33,930   704/89  Alaska,
                                                                   Caribbean
Rotterdam V**    Netherlands 1959  1959   1,075   37,783   749/94  Alaska,
                                                                   Worldwide
  Total HAL Ships Capacity.............. 10,061
Windstar Cruises
Wind Spirit      Bahamas     1988  1988     148    5,736   440/52 Caribbean,
                                                               Mediterranean
Wind Song        Bahamas     1987  1987     148    5,703   440/52  South
                                                                   Pacific
Wind Star        Bahamas     1986  1986     148    5,703   440/52 Caribbean,
                                                               Mediterranean
   Total Windstar Ships Capacity........    444
Total Capacity.......................... 30,837

* In accordance with industry practice passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.

** In November 1996, Carnival Cruise Lines' cruise ship Tropicale was sold to the joint venture with HMM and the Company chartered the vessel back until the vessel enters service with the joint venture in the spring of 1998. Holland America Line's Rotterdam V is expected to be replaced in September 1997 by the Rotterdam VI, which is currently under construction.
__________________________

     Cruise Ship Construction

     The Company is currently constructing four cruise ships to be operated under the Carnival name and three cruise ships to be operated under the Holland America Line name. The following table presents summary information concerning ships under construction:

               EXPECTED                 PAX           ESTIMATED   REMAINING
VESSEL         DELIVERY  SHIPYARD       CAP (1) TONS    COST      TO BE PAID
                                                           (In millions)
Carnival Cruise Lines

Elation           02/98  Masa-Yards      2,040   70,367  $  300     $  281
Paradise          11/98  Masa-Yards      2,040   70,367     300        283
Carnival Triumph  06/99  Fincantieri(2)  2,640  101,000     400        372
Carnival Newbuild 07/00  Fincantieri     2,640  101,000     430        430
  Total Carnival Ships Capacity          9,360            1,430      1,366

Holland America Line

Rotterdam VI      09/97  Fincantieri(2)  1,320   62,000     270        199
HAL Newbuild      02/99  Fincantieri(2)  1,440   63,000     300        286
HAL Newbuild      09/99  Fincantieri(2)  1,440   63,000     300        286
  Total HAL Ships Capacity               4,200              870        771

Total                                   13,560           $2,300     $2,137

(1) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.

(2) The construction contracts with such shipyards are denominated in Italian Lire. Contracts denominated in a foreign currency have been fixed into U.S. Dollars through the utilization of forward currency contracts.

     Cruise Tariffs

     The table below sets forth certain price information for the Company's cruises. Brochure prices vary depending upon size and location of cabin, the time of year that the voyage takes place, and when the booking is made. The cruise brochure price includes a wide variety of activities and facilities, such as a fully equipped casino, nightclubs, theatrical shows, movies, parties, a discotheque, a health club and swimming pools on each ship. The brochure price also includes numerous dining opportunities daily.

     Brochure pricing information below is per person based on double occupancy:

    AREA OF OPERATION                CRUISE LENGTH            PRICE RANGE
Carnival Cruise Lines
    Caribbean                            3-day             $   519--939
                                         4-day                 599--1,169
                                         7-day                 999--2,599
    Mexico                               3-day                 519--939
                                         4-day                 599--1,099
                                         7-day                 999--2,049
    Alaska                               7-day               1,399--2,749
Holland America Line
    Alaska                               7-day             $ 1,025--7,000
    Caribbean                            7-day               1,262--5,775
                                        10-day               2,032--6,000
    Europe                       10- to 12-day               3,375--14,045
    Panama Canal                 10- to 22-day               2,795--15,400
Windstar  Cruises
    Caribbean                            7-day             $ 3,195--3,295
    Mediterranean                 7- to 16-day               2,695--6,095
    South Pacific                        7-day               3,195--3,495

     Brochure prices are regularly discounted through the Company's early booking discount program and other promotions.

     On-Board and Other Revenues

     The Company derives revenues from certain on-board activities and services including casino gaming, liquor sales, gift shop sales, shore tours, photography and promotional advertising by merchants located in ports of call.

     The casinos, which contain slot machines and gaming tables including blackjack, craps, roulette and stud poker, are generally open only when the ships are at sea in international waters. The Company also earns revenue from the sale of alcoholic and other beverages. Certain onboard activities are managed by independent concessionaires from which the Company collects a percentage of revenues, while certain other activities are managed by the Company.

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

     In conjunction with its cruise vacations on the Carnival Ships, the Company sells pre-cruise and post-cruise land packages. Such packages generally include one, two or three-night vacations at locations such as Walt Disney World in Orlando, Florida or resorts in the South Florida and the San Juan, Puerto Rico areas.

     In conjunction with its cruise vacations on the HAL Ships, HAL sells pre-cruise and post-cruise land packages which are more fully described below. (See "Item 1. Business - Tour Segment")

     Passengers

    The following table sets forth the aggregate number of passengers carried and percentage occupancy for the Company's ships for the periods indicated:

                                            FISCAL YEAR ENDED NOVEMBER 30,
                                             1996         1995       1994
   Number of Passengers                    1,764,000  1,543,000   1,354,000
   Occupancy Percentage*                      107.6%     105.0%      104.0%

-----------------------------------------
     *In accordance with cruise industry practice, total capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers. Occupancy percentages in excess of 100% indicate that more than two passengers occupied some cabins.
-----------------------------------------
     The following table sets forth the actual occupancy percentage for all cruises on the Company's ships during each quarter for the fiscal years ended November 30, 1995 and November 30, 1996:

                                             OCCUPANCY
       QUARTER ENDING                        PERCENTAGE

       February 28, 1995                        99.9
       May 31, 1995                            100.3
       August 31, 1995                         114.6
       November 30, 1995                       104.6
       February 29, 1996                       107.1
       May 31, 1996                            107.2
       August 31, 1996                         114.5
       November 30, 1996                       101.1

     Sales and Marketing

     The Company's products are positioned to appeal to the contemporary, premium and luxury-specialty segments. The luxury-specialty segment, which is not as large as the other segments, is served by cruises with per diems of $300 or higher. The premium segment typically is served by cruises that last for 7 to 14 days or more at per diems of $250 or higher, and appeal principally to more affluent customers. The contemporary segment, on the other hand, is served typically by cruises that are 7 days or shorter in length, are priced at per diems of $200 or less, and feature a casual ambiance. The Company believes that the success and growth of the Carnival cruises is attributable in large part to its early recognition of this market segmentation and its efforts to reach and promote the expansion of the contemporary segment.

          Carnival Cruise Lines

     Carnival believes that its success is due in large part to its unique product positioning within the industry. Carnival markets the Carnival Ship cruises not only as alternatives to competitors' cruises, but as vacation alternatives to land-based resorts and sight-seeing destinations. Carnival seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. Carnival's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. Carnival markets the Carnival Ship cruises as the "Fun Ships " experience, which includes a wide variety of shipboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and high quality food.

     The Company markets the Carnival Ships as the "Fun Ships " and uses the themes "Carnival's Got the Fun " and "The Most Popular Cruise Line in the World ", among others. Carnival advertises nationally directly to consumers on network television and through extensive print media utilizing its spokesperson, Kathie Lee Gifford. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Ships " concept and the "Carnival " name. Substantially all of Carnival's cruise bookings are made through travel agents, which arrangement is encouraged as a matter of policy. In fiscal 1996, Carnival took reservations from about 31,000 of approximately 48,000 travel agencies in the United States and Canada. Travel agents receive a standard commission of 10% (15% in the State of Florida), plus the potential of an additional commission based on sales volume. Moreover, because cruise vacations are substantially all-inclusive, sales of Carnival cruise vacations yield a significantly higher commission to travel agents than selling air tickets and hotel rooms. During fiscal 1996, no one travel agency accounted for more than 2% of Carnival's revenues.

     Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Ships " cruise vacations. Carnival employs approximately 90 business development managers and 30 in-house service representatives to motivate independent travel agents and promote its cruises. Carnival believes it has one of the largest sales forces in the industry.

     To facilitate access and to simplify the reservation process, Carnival employs approximately 360 reservation agents to take bookings from independent travel agents. Carnival's fully-automated reservation system allows its reservation agents to respond quickly to book cabins on its ships. In addition, through Leisure Shopper and Cruise Director, travel agents have the ability to make reservations through computer terminals directly into Carnival's computerized reservations system. Carnival has a policy of pricing comparable cabins (based on cabin size, location, vessel class and length of voyage) on its various ships at the same rate within its brochures ("common rating"). Through common rating, Carnival is able to offer customers a wider variety of voyages for the same price, which the Company believes improves occupancy on all its cruises. However, discounts from brochure prices may vary depending upon the ship, itinerary, time of year and demand for each cruise.

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

          Holland America Line (HAL) and Windstar

     The HAL and Windstar Ships cater to the premium and luxury-specialty markets, respectively. The Company believes that the hallmarks of the HAL experience are beautiful ships and gracious, attentive service. HAL communicates this difference as "A Tradition of Excellence ", a reference to its long standing reputation as a first class and grand cruise line.

     Substantially all of HAL's bookings are made through travel agents, which arrangement HAL encourages as a matter of policy. In fiscal 1996, HAL took reservations from about 22,000 of approximately 48,000 travel agencies in the United States and Canada. Travel agents receive a standard commission of between 10% and 15%, depending upon the specific cruise product sold, with the potential for override commissions based upon sales volume. During 1996, no one travel agency accounted for more than 1% of HAL's total revenue.

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

     HAL's marketing communication strategy is primarily composed of newspaper and magazine advertising, large scale brochure distribution and direct mail solicitations to past passengers (referred to as "alumni") and television. HAL engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. HAL employs approximately 50 field sales representatives, 25 teleaccount sales representatives and 15 sales and service representatives to support the field sales force. To facilitate access to HAL and to simplify the reservation process for the HAL ships, HAL employs approximately 260 reservation agents to take bookings from travel agents. In addition, through Leisure Shopper and Cruise Director, travel agents have the ability to make reservations directly into HAL's reservations system. HAL's cruises generally are booked several months in advance of the sailing date.

   Windstar Cruises has its own marketing and reservations staff. Field sales representatives for both HAL and Carnival act as field sales representatives for Windstar. Marketing efforts are primarily devoted to a) travel agent support and awareness, b) direct mail solicitation of past passengers and c) distribution of brochures. The marketing features the distinctive nature of the graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries" (apart from the normal cruise experience). Windstar's cruise market positioning is embodied in the phrase "180 degrees from ordinary ".

     Seasonality

     The Company's different businesses experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for Carnival Cruise Lines' ("Carnival") ships is moderately seasonal. Historically, demand for Carnival cruises has been greater during the periods from late June through August and lower during the fall months. HAL cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska and Europe for which HAL obtains higher pricing. Demand for HAL cruises is lower during the winter months when HAL ships sail in more competitive markets.

     Competition

     In addition to competing with each other, cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sight-seeing destinations, and public demand for such activities is influenced by general economic conditions.

     As described under Part I, Item 1. Business, B. Cruise Ship Segment, Industry, the North American cruise industry had an aggregate of 129 ships and 110,000 berths at the end of 1996. From the end of 1996 through the end of 1999, the Company currently estimates 22 new ships will be introduced into the North American market with a capacity of approximately 35,000 berths. The estimate of new ship introductions is based on scheduled ship deliveries and could increase. The lead time for design, construction and delivery of a typical cruise ship is approximately two to three years. Over the last several years as new vessels were introduced by the Company and some of its competitors a number of older vessels were removed from service in the North American market due to age or lack of profitability. The Company believes that this trend may continue in the future. Nonetheless, net capacity in the North American cruise market will most likely increase over the next several years and thus may increase the levels of competition within the industry.

     The Company, including all its cruise products, is the largest cruise company in the world based on passengers carried, revenues generated and available capacity. The primary methods of competition among cruise lines are in the areas of cruise pricing, cruise product and cruise destination.
A discussion of each of the Company's cruise products and its primary cruise competition is included below.

     The Carnival ships compete with cruise ships operated by six different cruise lines which operate year round from Florida, California and Puerto Rico with similar itineraries and with ten other cruise lines operating seasonally from other ports in Florida, California and Puerto Rico, including cruise ships operated by HAL. Competition for cruise passengers is substantial. Ships operated by Royal Caribbean Cruise Line and Norwegian Cruise Line sail regularly from Miami and Celebrity Cruises sails regularly from Ft. Lauderdale on itineraries similar to those of the Carnival Ships. Carnival competes year round with ships operated by Royal Caribbean Cruise Line embarking from Los Angeles to the west coast of Mexico. Cruise lines such as Norwegian Cruise Line, Royal Caribbean Cruise Line and Princess Cruises offer voyages competing with Carnival from San Juan to the Caribbean. The Walt Disney Co. has announced that it intends to enter the cruise market with two ships in 1998.

     In Alaska, HAL and Carnival compete directly with cruise ships operated by ten different cruise lines with the largest competitors being Princess Cruises and Royal Caribbean Cruise Line. Over the past several years, there has been a steady increase in the available capacity among all cruise lines operating in Alaska. In the Caribbean, HAL competes with cruise ships operated by 16 different cruise lines, its primary competitors being Princess Cruises, Royal Caribbean Cruise Line, Celebrity Cruises and Norwegian Cruise Line, as well as the Carnival Ships.

     Governmental Regulation

     The Ecstasy, Fantasy, Celebration and Tropicale are Liberian flagged ships and the balance of the Carnival Ships are registered in Panama. The Ryndam, Maasdam, Statendam, Westerdam, Noordam, Nieuw Amsterdam and the Rotterdam are registered in the Netherlands, while the Veendam is flagged in the Bahamas. The Windstar Ships are registered in the Bahamas. The ships are subject to inspection by the United States Coast Guard for compliance with the Convention for the Safety of Life at Sea and by the United States Public Health Service for sanitary standards. The Company is also regulated by the Federal Maritime Commission, which, among other things, certifies ships on the basis of the ability of the Company to meet obligations to passengers for refunds in case of nonperformance. The Company believes it is in compliance with all material regulations applicable to its ships and has all licenses necessary to the conduct of its business. In connection with a significant portion of its Alaska cruise operations, HAL relies on a concession permit from the National Park Service, which is periodically renewed, to operate its cruise ships in Glacier Bay National Park. There can be no assurance that the permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference rights, will remain unchanged in the future.

     The International Maritime Organization has adopted safety standards as part of the "Safety of Life at Sea" ("SOLAS") Convention, applicable generally to all passenger ships carrying 36 or more passengers.
Generally, SOLAS imposes enhanced vessel structural requirements designed to improve passenger safety. The SOLAS requirements are phased in through the year 2010. However, certain stringent SOLAS fire safety requirements must be implemented by October 1997. The Company believes that its ships, excluding the Rotterdam V which is scheduled for removal from service in September 1997, either currently meet or will meet the 1997 SOLAS requirements without significant additional expenditures.

     Public Law 89-777 administered by the Federal Maritime Commission ("FMC") requires most cruise line operators to establish financial responsibility for nonperformance of transportation. The FMC's regulations require that a cruise line demonstrate its financial responsibility through a guaranty, escrow arrangement, surety bond, insurance or self-insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two-year period up to a maximum coverage level of $15 million, subject to a sliding scale. The FMC has proposed increasing the coverage requirements under the FMC regulations. The proposed new regulations are viewed favorably by the Company and are not expected to have a material effect on the Company. The FMC has received public comments regarding the proposed regulations and may take final action at any time.

     From time to time, various other regulatory and legislative changes have been or may in the future be proposed that could have an effect on the cruise industry in general.

     Financial Information

     For financial information about the Company's cruise ship segment with respect to the three fiscal years ended November 30, 1996, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements in
Exhibit 13 incorporated by reference into this Annual Report on Form 10-K.

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

     Holland America Westours

     Holland America Line-Westours Inc. ("Holland America Westours") is a wholly-owned subsidiary of HAL. The group of subsidiaries which together comprise the tour operations perform three independent yet interrelated functions. During 1996, as part of an integrated travel program to destinations in Alaska, the tour service group offered 43 different tour programs varying in length from 7 to 21 days. The transportation group and hotel group support the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Two luxury dayboats perform an important role in the integrated Alaska travel program offering tours to the glaciers and fjords of Alaska and the Yukon River. The Yukon Queen cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska. The two dayboats have a combined capacity of 249 passengers.

     A fleet of over 290 motor coaches using the trade name Gray Line operates in Alaska, Washington and western Canada. These motor coaches are used for extended trips, city sight-seeing tours and charter hire. HAL conducts its tours both as part of a cruise/tour package and as individual sight-seeing products sold under the Gray Line name. In addition, HAL operates express Gray Line motor coach service between downtown Seattle and the Seattle-Tacoma International Airport.

     Twelve private domed rail cars, which are called "McKinley Explorers", run on the Alaska railroad between Anchorage and Fairbanks, stopping at Denali National Park.

     In connection with its tour operations, HAL owns or leases motor coach maintenance shops in Seattle, and at Juneau, Fairbanks, Anchorage, Skagway and Ketchikan in Alaska. HAL also owns or leases service offices at Anchorage, Denali Park, Fairbanks, Juneau, Ketchikan and Skagway in Alaska, at Whitehorse in the Yukon Territory, in Seattle and at Vancouver in British Columbia. Certain real property facilities on federal land are used in HAL's tour operations pursuant to permits from the applicable federal agencies.

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

The hotels are summarized in the following table:

                                                               OPEN DURING
HOTEL NAME                     LOCATION         ROOMS          1996 SEASON
Alaska Hotels:
     Westmark Anchorage       Anchorage          198            year-round
     Westmark Inn             Anchorage           90            seasonal
     Westmark Inn             Fairbanks          173            seasonal
     Westmark Fairbanks       Fairbanks          238            year-round
     Westmark Juneau          Juneau             105            year-round
     The Baranof              Juneau             193            year-round
     Westmark Cape Fox        Ketchikan           72            year-round
     Westmark Kodiak          Kodiak              81            year-round
     Westmark Shee Atika      Sitka              101            year-round
     Westmark Inn Skagway     Skagway            209            seasonal
     Westmark Tok             Tok                 92            seasonal
     Westmark Valdez          Valdez              97            year-round

Canadian Hotels (Yukon Territory):
     Westmark Inn             Beaver Creek       174            seasonal
     Westmark Klondike Inn    Whitehorse          99            seasonal
     Westmark Whitehorse      Whitehorse         181            year-round
     Westmark Inn             Dawson             131            seasonal

     Thirteen of the hotels are owned by a HAL subsidiary. The remaining three hotels, Westmark Anchorage, Westmark Cape Fox and Westmark Shee Atika, are operated by Westmark under arrangements involving third parties such as management agreements and leases.

     For the hotels that operate year-round, the occupancy percentage for 1996 was 58%, and for the hotels that operate only during the summer months, the occupancy percentage for 1996 was 79%.

     Seasonality

     The Company's tour revenues are extremely seasonal with a large majority generated during the late spring and summer months in connection with the Alaska cruise season. Holland America Westours' tours are conducted in Washington State, Canada and Alaska. The Alaska tours coincide to a great extent with the Alaska cruise season, May through September. Washington tours are conducted year-round although demand is greatest during the summer months. During periods in which tour demand is low, HAL seeks to maximize its motor coach charter activity such as operating charter tours to ski resorts in Washington and Canada.

     Sales and Marketing

     HAL tours are marketed both separately and as part of cruise-tour packages. Although most HAL cruise-tours include a HAL cruise as the cruise segment, other cruise lines also market HAL tours as a part of their cruise-tour packages and sight-seeing excursions. Tours sold separately are marketed through independent travel agents and also directly by HAL, utilizing sales desks in major hotels. General marketing for the hotels is done through various media in Alaska, Canada and the continental United States. Travel agents, particularly in Alaska, are solicited, and displays are used in airports in Seattle, Washington, Portland, Oregon and various Alaskan cities. Rates at Westmark Hotels are on the upper end of the scale for hotels in Alaska and the Canadian Yukon.

     Concessions

     Certain tours in Alaska are conducted on federal property requiring concession permits from the applicable federal agencies such as the National Park Service or the United States Forest Service.

     Competition

     Holland America Westours competes with independent tour operators and motor coach charter operators in Washington, Alaska and the Canadian Rockies. The primary competitors in Alaska are Princess Tours (which owns approximately 130 motor coaches and three hotels) and Alaska Sightseeing/Trav-Alaska (which owns approximately 40 motor coaches). The primary competitor in Washington is Gazelle (with approximately 18 motor coaches).

     Westmark Hotels compete with various hotels throughout Alaska, including the Super 8 national motel chain, many of which charge prices below those charged by HAL. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulation

     HAL's motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities Department of Transportation, the British Columbia Motor Carrier Commission and the Alaska Department of Transportation. Certain of HAL's tours involve federal properties and are subject to regulation by various federal agencies such as the National Park Service, the Federal Maritime Administration and the U.S. Forest Service.

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

     Financial Information

     For financial information about the Company's tour segment with respect to the three fiscal years ended November 30, 1996, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements in Exhibit 13 incorporated by reference into this Annual Report on Form 10-K.

     D. Employees

     The Company's Carnival operations have approximately 1,400 full-time and 300 part-time employees engaged in shoreside operations. Carnival also employs approximately 360 officers and 8,900 crew and staff on the Carnival Ships.

     The Company's HAL operations have approximately 3,200 employees engaged in shoreside, tour and hotel operations, of which approximately 1,500 employees hold part-time/seasonal positions. HAL also employs approximately 250 officers and 3,700 crew and staff on the HAL Ships and Windstar Ships. Due to the seasonality of its Alaska and Canadian operations, HAL tends to increase its work force during the summer months, employing significant additional full-time and part-time personnel. HAL has entered into agreements with unions covering employees in certain of its hotels and certain of its tour and ship employees.

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

     F. Insurance

     The Company maintains insurance covering legal liabilities related to crew, passengers and other third parties on the Carnival Ships and the HAL Ships in operation through The Standard Steamship Owners Protection & Indemnity Association (Europe) Limited (the "SSOPIA") and the Steamship Mutual Underwriting Association Ltd. (the "SMUAL"). The amount and terms of these insurances are governed by the rules of the foregoing associations.

     The Company currently maintains insurance on the hull and machinery of each vessel in amounts equal to the approximate market value of each vessel. The Company maintains war risk insurance on each vessel which includes legal liability to crew and passengers including terrorist risks for which coverage would be excluded from SSOPIA or SMUAL. The coverage for hull and machinery and war risks is effected with international markets, including underwriters at Lloyds. The Company, as currently required by the FMC, maintains at all times two $15 million performance bonds for the Carnival Ships, and the HAL and Windstar Ships, respectively, to cover passenger ticket liabilities in the event of a canceled or interrupted cruise. See "CRUISE SHIP SEGMENT - Government Regulation" for a discussion of changes to the performance bond requirements proposed by the FMC.

     The Company maintains certain levels of self insurance for liabilities and hull and machinery through the use of substantial deductibles. Such deductibles may be increased in the future. The Company does not carry coverage related to loss of earnings or revenues for its cruise operations.

     The Company also maintains various insurance policies to protect the assets, earnings and liabilities arising from the operation of Holland America Westours.

     G. Investments in Affiliates

     Seabourn Cruise Line

     In April 1992, the Company acquired 25% of the capital stock of Seabourn. As part of the transaction, the Company also made a subordinated secured ten-year loan of $15 million to Seabourn and a $10 million convertible loan to Seabourn. In December 1995, the $10 million convertible loan was converted by the Company into an additional 25% equity interest in Seabourn. Seabourn operates three ultra-luxury ships, which have an aggregate capacity of 612 passengers and have itineraries in the Caribbean, the Baltic, the Mediterranean and the Far East. The Seabourn product is primarily marketed in North America.

     Airtours plc

     In April 1996, the Company acquired a 29.5% interest in Airtours for approximately $307 million. Airtours and subsidiaries is the largest air inclusive tour operator in the world and is publicly traded on the London Stock Exchange. Airtours provides air inclusive packaged holidays to the British, Scandinavian and North American markets. Airtours provides holidays to approximately 5 million people per year and owns or operates 32 hotels, two cruise ships and 31 aircraft.

     Airtours was founded in the United Kingdom in 1972 and is currently the second largest provider of air inclusive packages in the United Kingdom. In 1994, Airtours entered the Scandinavian market via the acquisition of the Scandinavian Leisure Group and expanded its share of this market in 1996 with the acquisition of Spies. In 1995, Airtours acquired Sunquest Vacations, a Canadian tour operator. During 1996, Airtours acquired Alba Tours International located in Canada, began operations in Los Angeles, California with Sunquest Holidays, and began construction of a time share facility in Orlando, Florida. Today Airtours is the market leader in Scandinavia and is one of Canada's leading tour operators.

     Airtours operates 18 aircraft (one additional aircraft is scheduled to enter service in the spring of 1997) exclusively for its U.K. tour operators providing a large proportion of their flying requirements. In addition, Airtours' subsidiary Premiair operates a fleet of 13 aircraft (one additional aircraft is also scheduled to enter service with Premiar in the spring of
1997), which provides most of the flying requirements for Airtours' Scandinavian tour operators.

     Airtours owns or operates 32 hotels (6,500 rooms) which provide rooms to Airtours' tour operators principally in the Mediterranean and the Canary Islands. In addition, Airtours has a 50% interest in Tenerife Sol, a joint venture with Sol Hotels Group of Spain, which owns and operates three additional hotels in the Canary Islands providing 1,300 rooms.

     Through its subsidiary Sun Cruises, Airtours owns and operates two cruise ships. Both the 800-berth MS Seawing and the 1,062-berth MS Carousel commenced operations in 1995. Recently, Airtours acquired a third ship, the MS Sundream, which is the sister ship of the MS Carousel. The MS Sundream is expected to commence operations in May 1997. The ships operate in the Mediterranean, the Caribbean and around the Canary Islands and are sold exclusively by Airtours' tour operators.

     Joint Venture with Hyundai Merchant Marine Co. Ltd.

     In September 1996, the Company and Hyundai Merchant Marine Co. Ltd. ("HMM") signed an agreement to form a 50/50 joint venture to develop the Asian cruise vacation market (the "Joint Venture"). The Company and HMM each have contributed $4.8 million as the initial capital of the Joint Venture. In addition, in November 1996 the Company sold Carnival Cruise Lines' cruise ship Tropicale to the Joint Venture for approximately $95.5 million cash. The Company then chartered the vessel from the Joint Venture until the Joint Venture is ready to begin cruise operations in the Asian market in or around the spring of 1998. The Joint Venture borrowed the $95.5 million purchase price from a financial institution and the Company and HMM each guaranteed 50% of the borrowing.

     Seasonality

     The Company's investments in affiliates are accounted for using the equity method of accounting. Starting with the Company's quarter ending August 31, 1996, the Company's portion of Airtours' operating results are being recorded by the Company on a two month lag basis. Airtours' earnings are very seasonal due to the seasonal nature of the European leisure travel industry. During the last two fiscal years, Airtours' third and fourth fiscal quarters, ending June 30 and September 30, respectively, have been profitable, with the fourth quarter being its most profitable quarter. During this same period, Airtours experienced seasonal losses in its first and second fiscal quarters ending on December 31 and March 31, respectively.

  Item 2. Properties

     The Company's cruise ships are described in Section B of Item 1 under the heading "Cruise Ship Segment". The properties associated with HAL's tour operations are described in Section C of Item 1 under the heading "Tour Segment".

     Carnival's shoreside operations and the Company's corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida. These facilities consist of approximately 231,000 square feet of office facility which the Company purchased in December 1994 and approximately 225,000 square feet of office facility recently constructed next to the existing facility. Carnival is also leasing approximately 60,000 square feet of office space at 5225 N.W. 87th Avenue, Miami, Florida until September 1997.

     HAL headquarters are at 300 Elliott Avenue West in Seattle, Washington in leased space in an office building. The lease is for approximately 125,000 square feet.

     The Company's cruise ships, tour properties and shoreside operations facilities are well maintained and in good condition.

  Item 3. Legal Proceedings

     In April 1996 and October 1996, four complaints were filed in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, against the Company (the "Florida Actions"). In April 1996, a complaint was filed in the Superior Court of Washington for King County against Holland America Westours (the "Washington Action"). In November 1996, a complaint was filed against the Company in the 18th Judicial District Court, Parish of Iberville, Louisiana (the "Louisiana Action"). These actions (collectively the "Port Charges Complaints"), brought on behalf of purported classes of persons who traveled on a Company ship and paid port charges to the Company, allege that statements made by the Company in advertising and promotional materials concerning port charges were false and misleading.

     The Florida Actions allege claims of negligent misrepresentation, unjust enrichment, violation of the Florida Deceptive and Unfair Trade Practices Act, fraud, negligence, breach of fiduciary duties, breach of implied covenants of good faith and fair dealing, fraudulent misrepresentations and/or omission, restitution, conversion, money had and received, resulting trust and constructive trust. The Washington Action alleges claims of negligent misrepresentation, unjust enrichment and violation of the Washington Consumer Protection Act. The Louisiana Action alleges violation of the Louisiana Unfair Trade Practices and Consumer Protection Law, fraud and breach of express contractual obligations. The Company has removed the Louisiana Action to federal court, and a hearing on the Company's motion to dismiss is presently scheduled for August 1997.

     In one of the Florida Actions, Sutton v. Carnival, the plaintiffs seek damages "in excess of fifteen thousand dollars, (but less than $50,000 per individual class member)" for each of eight separate grounds for relief.
The remaining Port Charges Complaints seek unspecified compensatory damages on behalf of the purported class (or, alternatively, refunds of port charges allegedly in excess of certain charges levied by governmental authorities), attorneys' fees, costs, punitive damages and injunctive relief.

     In June and August 1996, respectively, two complaints were filed against both the Company and Holland America Westours in the Superior Court for the State of California, Los Angeles County (the "California Actions") and in January 1997, a complaint was filed against the Company in the Fourth Judicial District Court, Hennepin County, Minnesota (the "Minnesota Action"). These actions (collectively the "Travel Agent Complaints"), brought on behalf of purported classes of all travel agencies who during the past four years (California Actions) or the past six years (Minnesota Action) booked a cruise with the Company, contain allegations that the Company's advertising practices regarding port charges resulted in an improper and concealed form of commission bypass. The Travel Agent Complaints allege claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud and seek unspecified compensatory damages (or alternatively, the payment by the Company of usual and customary commissions on port charges in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief.

     The Port Charges Complaints and the Travel Agent Complaints are in preliminary stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management believes that the Company has substantial and meritorious defenses to the claims and intends to vigorously defend the lawsuits. Management understands that purported class action lawsuits similar to the Port Charges Complaints and the Travel Agent Complaints have been filed against five other cruise lines.

     The United States Attorney for the District of Alaska has commenced an investigation to determine if a Holland America Line vessel discharged bilge water, alleged to have contained oil or oily mixtures, at various locations allegedly within the United States territorial waters at various times during the summer and early fall of 1994. It is unknown whether any proceedings will be initiated and, if so, what violations will be alleged. To date, no penalties have been sought or imposed. Management does not believe that the amount of potential penalties will have a material impact on the Company.

     Wartsila Marine Industries Incorporated ("Wartsila") operated a Finnish shipyard and had contracted to build three ships for the Company in the late 1980's. Wartsila filed for bankruptcy in 1989 without completing construction of the vessels, causing the Company to incur incremental costs to complete the ships and to lose profits because of the delay in their delivery. During 1995, the Company received $40 million in cash from the settlement of litigation with Metra Oy, the former parent company of Wartsila, related to losses suffered in connection the construction of these three ships. Of the $40 million received, $6.2 million was used to pay related legal fees, $14.4 million was recorded as other income and $19.4 million was used to reduce the cost basis of certain ships which had been the subject of the Company's lawsuit against Metra Oy.

     On June 25, 1996, the Company reached an agreement with the trustees of Wartsila and creditors for the bankruptcy which resulted in an additional cash payment of approximately $80 million. Of the $80 million received, $5 million was used to pay certain costs, $32 million was recorded as other income and $43 million was used to reduce the cost basis of certain ships which had been affected by the bankruptcy.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.


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

          NAME                AGE        POSITION
      Micky Arison             47  Chairman of the Board and Chief Executive
                                     Officer
      Gerald R. Cahill         45  Vice President-Finance
      Pamela C. Conover        40  Vice President-Strategic Planning
      Robert H. Dickinson      54  President and Chief Operating Officer
                                     of Carnival and Director
      Howard S. Frank          55  Vice-Chairman, Chief Financial Officer
                                     and Director
      A. Kirk Lanterman        65  President and Chief Executive Officer of
                                     Holland America Line-Westours Inc. and
                                     Director
      Lowell Zemnick           53  Vice President and Treasurer
      Meshulam Zonis           63  Senior Vice President-Operations of
                                     Carnival and Director


     Business Experience of Officers

     Micky Arison, age 47, has been Chief Executive Officer since 1979 and Chairman of the Board since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as sales agent, reservations manager and as Vice President in charge of passenger traffic. He is the son of Ted Arison, Carnival Corporation's founder.

     Gerald R. Cahill, age 45, is a Certified Public Accountant and has been Vice President-Finance since September 1994. Mr. Cahill was the chief financial officer from 1988 to 1992 and the chief operating officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with Price Waterhouse LLP.

     Pamela C. Conover, age 40, has been Vice President-Strategic Planning since May 1995. Ms. Conover was the chief executive officer of Epirotiki Cruise Line from May 1994 through April 1995. From 1985 through 1994 Ms. Conover worked as a Vice President of Citibank N.A. New York and subsequently as a Managing Director of Citicorp Securities Inc.

     Robert H. Dickinson, age 54, has been President and Chief Operating Officer of Carnival since May 1993. From 1979 to May 1993, he was Senior Vice President--Sales and Marketing of Carnival. He has also been a director since June 1987.

     Howard S. Frank, age 55, has been Vice-Chairman of the Board since October 1993 and has been Chief Financial Officer and Chief Accounting Officer since July 1, 1989 and a director since 1992. From July 1989 to October 1993 he was Senior Vice President-Finance. From July 1975 through June 1989, he was a partner with Price Waterhouse LLP.

     A. Kirk Lanterman, age 65, is a Certified Public Accountant and has been President and Chief Executive Officer of Holland America Line-Westours Inc. since January 1989 and a director since 1992. From 1983 to January 1989, he was President and Chief Operating Officer of Holland America Line-Westours Inc. From 1979 to 1983, he was President of Westours which merged in 1983 with Holland America Line.

     Lowell Zemnick, age 53, is a Certified Public Accountant and has been Vice President since 1980 and Treasurer since September 1990. Mr. Zemnick was the chief financial officer of Carnival Cruise Lines from 1980 to September 1990 and was the chief financial officer of Carnival Corporation from May 1987 through June 1989.

     Meshulam Zonis, age 63, has been Senior Vice President-Operations of Carnival since 1979. He has also been a director since June 1987. From 1974 through 1979, Mr. Zonis was Vice President-Operations of Carnival.

      Special Note Regarding Forward-Looking Statements

      Certain statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the reform act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; increases in cruise industry capacity in the Caribbean and Alaska; changes in tax laws and regulations (especially any change affecting the Company's status as a "controlled foreign corporation" as defined in Section 957(a) of the Internal Revenue Code (see "Taxation of the Company")); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns in the Caribbean; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company (including the implementation of the "Safety of Life at Sea Convention" and changes in FMC surety and guaranty arrangements).


                                       PART II

  Item 5. Market for the Registrant's Common Stock and Related Stockholders
             Matters

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

     C.  Dividends

     Any dividend declared by the Board of Directors on the Company's Common Stock will be paid concurrently at the same rate on the Class A Common Stock and the Class B Common Stock. For its Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), the Company declared cash dividends of $.075 per share in each of the first three quarters of fiscal 1995, $.09 in the fourth quarter of fiscal 1995 and $.09 in the first three quarters of fiscal 1996, and $.11 in the fourth quarter of fiscal 1996 and first quarter of fiscal 1997. Payment of future quarterly dividends on the Common Stock will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and certain tax considerations of certain members of the Arison family and trusts for the benefit of Mr. Ted Arison's children (the "Principal Shareholders"), some of whom are required to include a portion of the Company's earnings in their taxable income, whether or not the earnings are distributed (see "D. Taxation of the Company"). The Company may also declare special dividends to all stockholders in the event that the Principal Shareholders are required to pay additional income taxes by reason of their ownership of the Common Stock, either because of an income tax audit of the Company or the Principal Shareholders or because of certain actions by the Company (such as a failure by the Company to maintain its investment in shipping assets at a certain level) that would trigger adverse tax consequences to the Principal Shareholders under the special tax rules applicable to them.

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

     United States

     Carnival Corporation is a Panamanian corporation, and its material subsidiaries (other than subsidiaries engaged in the bus, hotel and tour business of Holland America Line) are Panamanian, Liberian, Netherlands Antilles and Bahamian corporations. Accordingly, the Company's income from sources outside of the United States ("foreign source income") generally is not subject to United States tax. Moreover, the Company anticipates that, under current law, all or virtually all of its income from sources within the United States ("United States Source Income") that constitutes Shipping Income (as defined below) will be exempt from United States corporate income taxation for as long as Carnival Corporation and its subsidiaries meet the requirements of Section 883 of the Code. Section 883 of the Code provides that income of a foreign corporation derived from the international operation, or from the rental on a full or bareboat basis, of ships ("Shipping Income") is exempt from United States taxation if (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to citizens of the United States and to corporations organized in the United States (an "equivalent exemption jurisdiction") and (2) the foreign corporation is a controlled foreign corporation ("CFC") as defined in Section 957(a) of the Code (the "CFC Test"). The Company believes that substantially all of its United States Source Income other than Holland America Line's income from its bus, hotel and tour operations, currently qualifies as Shipping Income, and that Panama, the Netherlands Antilles, the Bahamas and Liberia are equivalent exemption jurisdictions. (Holland America Line's income from its hotel and tour operations, is not Shipping Income, and, accordingly, is subject to United States corporate income tax). If, however, Panamanian, Netherlands Antilles, Bahamian or Liberian law were to change adversely, the Company would consider taking appropriate steps (including reincorporating in another jurisdiction) so as to remain eligible for the exemption from United States Federal income tax provided by Section 883 of the Code.

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

     A substantial portion of the Company's income will, as discussed below, be treated as United States Source Income. If the Company were to fail to meet the requirements of Section 883 of the Code with respect to any of its United States Source Income (or if Section 883 of the Code were repealed), some or all of the Company's Shipping Income that is United States Source Income would become subject to a significant United States tax burden, the amount of which would depend, in part, on the extent to which the Company's income is effectively connected with the conduct of a United States trade or business. Any such United States Source Income that is considered to be "effectively connected" with the conduct of a United States trade or business would be subject not only to general United States Federal corporate income tax, but also to a 30% "branch level" tax on effectively connected earnings and profits (generally, adjusted taxable income reduced by taxes and adjusted for the amount of the Company's earnings treated as reinvested in the Company's United States business). Any such United States Source Income that is not considered to be effectively connected with a United States trade or business will instead be subject to a 4% tax on United States source gross transportation income (or, possibly, to a 30% tax if any such income were considered to be 100% United States Source Income under the rules described below, which, the Company does not believe to be the case with respect to any significant portion of its Shipping Income). The Company believes that at least a significant portion of its United States Source Income would probably be considered to be effectively connected with a United States trade or business for this purpose.

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


  Item 6.  Selected Financial Data

     The information required by Item 6, selected financial data for the five years ended November 30, 1996, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations

     The information required by Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, is shown in
Exhibit 13 and is incorporated by reference into this Annual Report on Form
10-K.


  Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 15, 1997, is shown in Exhibit 13 and is hereby incorporated by reference into this Annual Report on Form 10-K.

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     None.


                                     PART III


  Items 10, 11, 12 and 13.  Directors and Executive Officers of the
        Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

     The information required by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year except that the information concerning the Registrant's executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K.


                                     PART IV


  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1)-(2) Financial Statements and Schedules:

     The financial statements shown in Exhibit 13 are hereby incorporated herein by reference.

          (3)  Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Exhibit Index is hereby incorporated herein by reference.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1996.


                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 21 day of February 1997.

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

 /s/ Micky Arison          Chairman of the Board, Chief    February 21, 1997
 Micky Arison              Executive Officer and Director

 /S/ Howard S. Frank       Vice-Chairman, Chief Financial  February 27, 1997
 Howard S. Frank           and Accounting Officer and Director

 /s/ Maks L.  Birnbach     Director                        February 21, 1997
 Maks L. Birnbach

 /s/ Richard G.  Capen, Jr.Director                        February 27, 1997
 Richard G. Capen, Jr.

 /s/ David Crossland       Director                        February 27, 1997
 David Crossland

 /s/ Robert H.  Dickinson  Director                        February 25, 1997
 Robert H. Dickinson

 /s/ Shari Arison Dorsman  Director                        February 27, 1996
 Shari Arison Dorsman

 /s/ James Dubin           Director                        February 22, 1997
 James Dubin

 /s/ A. Kirk Lanterman     Director                        February 25, 1997
 A. Kirk Lanterman

 /s/ Modesto Maidique      Director                        February 27, 1997
 Modesto Maidique

 /s/ William S. Ruben      Director                        February 25, 1997
 William S. Ruben

 /s/ Stuart Subotnick      Director                        February 22, 1997
 Stuart Subotnick

 /s/ Sherwood M.  Weiser   Director                        February 25, 1997
 Sherwood M. Weiser

 /s/ Meshulam Zonis        Director                        February 27, 1997
 Meshulam Zonis

 /s/ Uzi Zucker            Director                        February 25, 1997
 Uzi Zucker



INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

 3.1-Form of Amended and Restated Articles of Incorporation of the Company.(1)

 3.2-Form of By-laws of the Company.(2)

 4.1-Revolving Credit Agreement dated as of July 1, 1993, Amended and
Restated as of December 17, 1996, by and among Carnival Corporation,
Citibank, N.A. and various other lenders.

 4.2-Agreement of the Company dated February 25, 1997 to furnish certain debt instruments to the Securities and Exchange Commission.

 4.3-Form of Indenture dated as of March 1, 1993 between Carnival Cruise
Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.(3)

 4.4-Second Amended and Restated Shareholder Agreement dated September 26,
1994 by and among Carnival Corporation, Ted Arison, TAMMS Investment
Company, The Ted Arison Family Holding Trust No. 4, The Micky Arison "B"
Trust, and T.A. Limited. (4)

 4.5-Letter Agreement dated July 11, 1989 between the Company and the Ted
Arison Irrevocable Trust.(5)

10.1-Retirement and Consulting Agreement dated November 20, 1996 between A.
Kirk Lanterman and Carnival Corporation

10.2-Amendment to Consulting Agreement Dated August 5, 1996 between the
Company and Arison Investments Ltd.

10.3-Carnival Corporation Automatic Dividend Reinvestment Plan.

10.4-David Crossland Director's Agreement.

10.5-James M. Dubin Director's Agreement.

10.6-Modesto M. Maidique Director's Agreement.

10.7-Richard G. Capen Director's Agreement.

10.8-Shari Arison Dorsman Director's Agreement.

10.9-Carnival Cruise Lines, Inc. Stock Option Plan.(6)

10.10-Carnival Cruise Lines, Inc. Restricted Stock Plan.(7)

10.11-Carnival Cruise Lines, Inc. Retirement Plan.(8)

10.12-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.(9)

10.13-Carnival Cruise Lines, Inc. Key Management Incentive Plan.(10)

10.14-1993 Outside Directors' Stock Option Plan.(11)

10.15-1993 Carnival Cruise Lines, Inc. Restricted Stock Plan.(12)

10.16-Holland America Line-Westours Inc. 1994-1996 Key Management Incentive
Plan.(13)

10.17-Amended and Restated Carnival Corporation 1992 Stock Option Plan.(14)

10.18-1994 Carnival Cruise Line Key Management Incentive Plan.(15)

10.19-Form of Deferred Compensation Agreement between the Company and each of Harvey Levinson, Meshulam Zonis and Robert H. Dickinson.(16)

10.20-Stock Compensation Agreement dated February 1, 1991, between the
Company and Robert H. Dickinson.(17)

10.21-Consulting Agreement/Registration Rights Agreement dated June 14,
1991, between the Company and Ted Arison.(18)

10.22-Indemnity Agreement between the Company and Ted Arison.(19)

10.23-First Amendment to Consulting Agreement/Registration Rights
Agreement.(20)

10.24-Consulting Agreement dated July 31, 1992, between the Company and
Arison Investments Ltd.(21)

10.25-Assignment and Assumption Agreement dated March 20, 1995 among Ted
Arison, Cititrust (Jersey) Limited, Royal Bank of Scotland Trust Company
(Jersey) Limited and the Company.(22)

10.26-Shipbuilding Agreement dated January 12, 1993 between Futura Cruises,
Inc. and Fincantieri - Cantieri Navali Italiani S.p.A.*(23)

10.27-Shipbuilding Agreement dated December 23, 1993 between Kvaerner
Masa-Yards, Inc. and the Company.*(24)

10.28-Shipbuilding Agreement dated December 10, 1993 between Wind Surf
Limited and Fincantieri-Cantieri Navali Italiani S.p.A.*(25)

10.29-Shipbuilding Agreement dated January 14, 1995 between Utopia Cruises,
Inc. and Fincantieri-Cantieri Navali Italiani S.p.A.*(26)

10.30-Shipbuilding Agreement dated January 14, 1995 between Wind Surf
Limited and Fincantieri-Cantieri Navali Italiani S.p.A.*(27)

10.31-Shipbuilding Agreement dated December 7, 1994 between Carnival
Corporation and Kvaerner Masa-Yards, Inc.*(28)

10.32-Shipbuilding Agreement dated January 12, 1995 between Carnival
Corporation and Kvaerner Masa-Yards, Inc.*(29)

10.33-Shipbuilding Agreement dated March 25, 1992 between Carnival
Corporation and Kvaerner Masa-Yards, Inc.*(30)

10.34-Organization agreement dated February 25, 1994 between the Company and the principals of The Continental Companies.(31)

10.35-Stock Purchase Agreement between Carnival Corporation and CHC
International.(32)

10.36-Stock Purchase Agreement between Carnival Corporation, Sherwood Weiser and others.(33)

10.37-Letter dated February 21, 1996 to Carnival Corporation and CS First
Boston Limited from David Crossland.(34)

10.38-Letter dated February 21, 1996 to Carnival Corporation and CS First
Boston Limited from Thomas Trickett.(35)

10.39-Shareholders' Agreement dated February 21, 1996 between Carnival
Corporation and David Crossland.(36)

10.40-Subscription Agreement dated February 21, 1996 between Carnival
Corporation and Airtours plc.(37)

10.41-Maks L. Birnbach Director's Agreement.(38)

10.42-William S. Ruben Director's Agreement.(39)

10.43-Stuart Subotnick Director's Agreement.(40)

10.44-Sherwood M. Weiser Director's Agreement.(41)

10.45-Uzi Zucker Director's Agreement (42)

11.0-Statement regarding computation of per share earnings.

12.0-Ratio of Earnings to Fixed Charges

13.0-Portions of 1996 Annual Report incorporated by reference into 1996
Annual Report on Form 10-K

21-Subsidiaries of the Company.(43)

23.0-Consent of Price Waterhouse

27.0-Financial Data Schedule (for SEC use only)



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

(4)Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended August 31, 1994 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(5)Incorporated by reference to Exhibit No. 4.10 to the registrant's registration statement on Form S-1 (File No. 33-31795), filed with the Securities and Exchange Commission.

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

(13)Incorporated by reference to Exhibit No.  10.8 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1996
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

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

(22)Incorporated by reference to Exhibit No.  10.18 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1996
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

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

(34)Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1996 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(35)Incorporated by reference to Exhibit 10.3 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1996 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(36)Incorporated by reference to Exhibit 10.4 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1996 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(37)Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1996 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

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

(40)Incorporated by reference to Exhibit No. 28.3 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.



(41)Incorporated by reference to Exhibit No. 28.4 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(42)Incorporated by reference to Exhibit No. 28.5 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(43)Incorporated by reference to Exhibit No.  21 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1994 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.
