Form 10-Q
period 1997-02-28
CARNIVAL CORP
filed 1997-04-14
CIK 815097

[NOTIFY] 72731,737
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997
                                      OR

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of April 7, 1997.
               Class A Common Stock, $.01 par value: 242,104,352 shares Class B Common Stock, $.01 par value: 54,957,142 shares

                                  CARNIVAL CORPORATION

                                    I N D E X



                                                             Page
Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         February 28, 1997 and November 30, 1996               1

         Consolidated Statements of Operations -
         Three Months Ended February 28, 1997
         and February 29, 1996                                 2

         Consolidated Statements of Cash Flows -
         Three Months Ended February 28, 1997
         and February 29, 1996                                 3

         Notes to Consolidated Financial Statements            4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10


Part II. Other Information

Item 1:   Legal Proceedings                                    15

Item 5:   Other Information                                    15

Item 6:   Exhibits and Reports on Form 8-K                     15

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                             CARNIVAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                               February 28,   November 30,
             ASSETS                                 1997          1996
CURRENT ASSETS
     Cash and cash equivalents                 $   88,928      $  111,629
     Short-term investments                        12,443          12,486
     Accounts receivable                           42,860          38,109
     Consumable inventories, at average cost       53,667          53,281
     Prepaid expenses and other                    84,853          75,428
          Total current assets                    282,751         290,933
PROPERTY AND EQUIPMENT, NET                     4,122,496       4,099,038
OTHER ASSETS
     Investments in and advances to affiliates    405,123         430,330
     Goodwill, less accumulated amortization of
       $57,020 in 1997 and $55,274 in 1996        217,843         219,589
     Other assets                                  58,812          61,998
                                               $5,087,025      $5,101,888
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt         $   66,368      $   66,369
     Accounts payable                             110,021          84,748
     Accrued liabilities                          116,570         126,511
     Customer deposits                            404,462         352,698
     Dividends payable                             32,674          32,416
          Total current liabilities               730,095         662,742
LONG-TERM DEBT                                  1,116,235       1,277,529
CONVERTIBLE NOTES                                                  39,103
DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES    91,385          91,630
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value; one vote
      per share; 399,500 shares authorized; 242,091
      and 239,733 shares issued and outstanding     2,421          2,397
    Class B Common Stock; $.01 par value; five votes
      per share; 100,500 shares authorized; 54,957
      shares issued and outstanding                   550             550
    Paid-in-capital                               862,093         819,610
    Retained earnings                           2,260,467       2,207,781
    Other                                          23,779             546
      Total shareholders' equity                3,149,310       3,030,884
                                               $5,087,025      $5,101,888

  The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                Three Months Ended,
                                     February 28, 1997      February 29, 1996
REVENUES                                 $521,082               $448,788

COSTS AND EXPENSES
   Operating expenses                     296,938                263,696
   Selling and administrative              79,503                 71,282
   Depreciation and amortization           40,697                 32,835
                                          417,138                367,813

OPERATING INCOME BEFORE LOSS
  FROM AFFILIATED OPERATIONS              103,944                 80,975

LOSS FROM AFFILIATED
  OPERATIONS                               (8,982)                    (3)

OPERATING INCOME                           94,962                 80,972

NONOPERATING INCOME (EXPENSE)
   Interest income                          1,817                  7,845
   Interest expense, net of
     capitalized interest                 (17,090)               (16,038)
   Other income                             1,646                    760
   Income tax benefit                       4,025                  3,526
                                           (9,602)                (3,907)

NET INCOME                               $ 85,360               $ 77,065

EARNINGS PER SHARE                           $.29                   $.27












The accompanying notes are an integral part of these financial statements.

                           CARNIVAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                            Three Months Ended,
                                      February 28, 1997    February 29, 1996
OPERATING ACTIVITIES
  Net income                                  $ 85,360        $ 77,065
  Adjustments
     Depreciation and amortization              40,697          32,835
     Equity in loss from affiliates and
       dividends received                       15,857               3
     Other                                         240           2,854
  Changes in operating assets and liabilities
     (Increase) decrease in receivables         (4,776)          2,666
     Increase in consumable inventories           (386)           (722)
     Increase in prepaid and other              (9,488)         (2,226)
     Increase (decrease) in accounts payable    25,273            (197)
     (Decrease) increase in accrued liabilities (9,941)          4,297
     Increase in customer deposits              51,764          51,339
       Net cash provided from operations       194,600         167,914

INVESTING ACTIVITIES
     Decrease in short-term investments, net        43          21,026
     Additions to property and equipment, net  (62,346)       (253,452)
     Repayment of advances to affiliates        32,135             794
     Decrease (increase) in other
       non-current assets                        3,186          (2,974)
       Net cash used for investing activities  (26,982)       (234,606)

FINANCING ACTIVITIES
     Principal payments of long-term debt     (182,853)       (115,555)
     Dividends paid                            (32,416)        (25,632)
     Proceeds from long-term debt               21,546         444,922
     Issuance of common stock                    3,404           1,286
       Net cash (used for) provided from
         financing activities                 (190,319)        305,021
     Net (decrease) increase in cash and
         cash equivalents                      (22,701)        238,329
     Cash and cash equivalents at beginning
       of period                               111,629          53,365
     Cash and cash equivalents at end
       of period                             $  88,928        $291,694

Supplemental disclosure of non-cash transactions
     Conversion of 4-1/2% Convertible Notes into
       Common Stock                            $39,085

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

  The accompanying consolidated balance sheet at February 28, 1997, and the consolidated statements of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries (the "Company") are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

<Caption
                                          February 28,        November 30,
                                             1997                 1996
                                                  (in thousands)
Vessels                                   $4,269,334           $4,269,403
Vessels under construction                   175,550              163,178
                                           4,444,884            4,432,581
Land, buildings and improvements             180,066              170,466
Transportation and other equipment           241,808              204,776

   Total property and equipment            4,866,758            4,807,823

Less - accumulated depreciation and
  amortization                              (744,262)            (708,785)
                                          $4,122,496           $4,099,038

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $3.5 million and $5.9 million for the three months ended February 28, 1997 and February 29, 1996, respectively.



NOTE 3 - LONG-TERM DEBT AND CONVERTIBLE NOTES

     Long-term debt consisted of the following:

                                                February 28,   November 30,
                                                    1997          1996
                                                      (in thousands)
5.34% to 5.38% Commercial Paper
  Due from March 1997 to April 1997            $  321,155     $  307,298
Unsecured 5.75% Notes Due March 15, 1998          200,000        200,000
$200 Million Multi-currency Revolving
  Credit Facility Due 2001                                       166,000
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                  130,865        140,277
Unsecured 6.15% Notes Due October 1, 2003         124,955        124,953
Unsecured 7.20% Debentures Due October 1, 2023    124,873        124,871
Unsecured 7.70% Notes Due July 15, 2004            99,916         99,913
Unsecured 7.05% Notes Due May 15, 2005             99,836         99,831
Other loans payable                                81,003         80,755
                                                1,182,603      1,343,898
  Less portion due within one year                (66,368)       (66,369)
                                               $1,116,235     $1,277,529

   The Company initiated a commercial paper program in October 1996 which is supported by the one billion dollar unsecured revolving credit facility due 2001 (the "U.S. Dollar Revolver"). In January 1997, the Company extended its commercial paper program to include as support its $200 Million Multi-currency Revolving Credit Facility Due 2001 (the "Multi-currency Revolving Credit Facility"). Both revolving credit facilities bear interest at a maximum of LIBOR plus 14 basis points ("BPS") and provide for a facility fee of six BPS on the total facility. Any funds outstanding under the commercial paper programs reduce the amount available under the U.S. Dollar Revolver or the Multi-currency Revolving Credit Facility. As of February 28, 1997, the Company had $321.2 million outstanding under its commercial paper programs and $878.8 million available for borrowing under the U.S. Dollar Revolver and Multi-currency Revolving Credit Facility.

     During December 1996, the remaining outstanding amount of the Company's 4-1/2% Convertible Subordinated Notes Due July 1, 1997 were converted into approximately 2.2 million shares of the Company's Class A Common Stock.


NOTE 4 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the three months ended February 28, 1997:

                         COMMON STOCK
                        $.01 PAR VALUE  PAID-IN RETAINED
                        CLASS A CLASS B CAPITAL EARNINGS   OTHER     TOTAL
                                     (in thousands)
Balance November 30,1996  $2,397 $550 $819,610 $2,207,781 $   546  $3,030,884
Net income for the period                          85,360              85,360
Cash dividends                                    (32,674)            (32,674)
Changes in securities
 valuation allowance                                          162         162
Foreign currency
 translation adjustment                                    22,785      22,785
Issuance of common stock
  upon conversion of
  Convertible Notes           23        39,755                         39,778
Issuance of stock to
 employees under stock
 plans                         1         2,728               (100)      2,629
Vested portion of common
 stock under restricted
 stock plan                                                   386         386
Balance February 28, 1997 $2,421 $550 $862,093 $2,260,467 $23,779  $3,149,310


NOTE 5 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                    Expected                  Number   Estimated   Remaining
                    Service    Contract      of Lower    Total    Cost to Be
Vessel               Date     Denomination    Berths     Cost        Paid
Holland America Line:
  Rotterdam VI       10/97     Lire            1,320     $ 270     $  197
  HAL Newbuild        3/99     Lire            1,440       300        285
  HAL Newbuild       10/99     Lire            1,440       300        285
Carnival Cruise Lines:
  Elation             3/98     U. S. Dollar    2,040       300        278
  Paradise           12/98     U. S. Dollar    2,040       300        283
  Carnival Triumph    7/99     Lire            2,640       400        370
  Carnival Victory    8/00     U. S. Dollar    2,640       430        426

                                              13,560    $2,300     $2,124



     Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under construction described above, the Company has paid $176 million through February 28, 1997 and anticipates paying approximately $600 million during the twelve month period ending February 28, 1998 and approximately $1.5 billion beyond February 28, 1998.

Litigation

     In April 1996 and October 1996, four complaints were filed in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, against the Company (the "Florida Actions"). In April 1996, a complaint was filed in the Superior Court of Washington for King County against Holland America Westours (the "Washington Action"). In November 1996, a complaint was filed against the Company in the 18th Judicial District Court, Parish of Iberville, Louisiana (the "Louisiana Action"). In March 1997, a complaint was filed against the Company in the Chancery Court for Tennessee for Dyer County (the "Tennessee Action"). These actions (collectively the "Port Charges Complaints"), brought on behalf of purported classes of persons who traveled on a Company ship and paid port charges to the Company, allege that statements made by the Company in advertising and promotional materials concerning port charges were false and misleading.

     The Florida Actions allege claims of negligent misrepresentation, unjust enrichment, violation of the Florida Deceptive and Unfair Trade Practices Act, fraud, negligence, breach of fiduciary duties, breach of implied covenants of good faith and fair dealing, fraudulent misrepresentations and/or omission, restitution, conversion, money had and received, resulting trust and constructive trust. The Washington Action alleges claims of negligent misrepresentation, unjust enrichment and violation of the Washington Consumer Protection Act. The Louisiana Action alleges violation of the Louisiana Unfair Trade Practices and Consumer Protection Law, fraud and breach of express contractual obligations. The Company has removed the Louisiana Action to federal court, and a hearing on the Company's motion to dismiss is currently scheduled for August 1997. The Tennessee Action alleges violation of the Tennessee Consumer Protection Act.

     In one of the Florida Actions, Sutton v. Carnival, the plaintiffs seek damages "in excess of fifteen thousand dollars, (but less than $50,000 per individual class member)" for each of eight separate grounds for relief. The Tennessee Action seeks actual damages on behalf of each class member in an amount less than $20,000, and also seeks treble damages, attorneys' fees and costs. The remaining Port Charges Complaints seek unspecified compensatory damages on behalf of the purported class (or, alternatively, refunds of port charges allegedly in excess of certain charges levied by governmental authorities), attorneys' fees, costs, punitive damages and injunctive relief.

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

     In March 1997, the Company filed a motion to dismiss the Minnesota Action on the grounds that the plaintiff lacked standing, and had failed to state a valid claim for relief. In response to that motion, plaintiff stipulated to withdraw the case and the Court has signed an order dismissing the action with prejudice.

     The Port Charges Complaints and the California Travel Agent Complaints are in preliminary stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management believes that the Company has substantial and meritorious defenses to the claims and intends to vigorously defend the lawsuits. Management understands that purported class action lawsuits similar to the Port Charges Complaints and the Travel Agent Complaints have been filed against five other cruise lines.

     In February 1997, Carnival Cruise Lines and certain other cruise lines entered into an Assurance of Voluntary Compliance (the "Assurance") with the Florida Attorney General's Office, which ended the Attorney General's investigation into cruise industry practices concerning port charges. Under the Assurance, Carnival Cruise Lines agreed that on or after June 1, 1997, it would not charge customers fees or charges for cruise tickets in addition to the advertised cruise price, other than fees or charges imposed by government or quasi-governmental authority (as that term is defined in the Assurance). Carnival Cruise Lines also agreed to pay $100,000 in attorneys' fees, costs and investigative fees to the Attorney General's Office. In April 1997, Holland America Westours also entered into the Assurance with the Attorney General.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.


NOTE 6 - RECENT EVENTS

    In December 1996, the Company and Airtours signed a letter of intent to acquire up to 100% of the outstanding equity securities of Costa Crociere, S.p.A. ("Costa") an Italian cruise company listed on the Milan stock exchange. In March 1997, the Company and Airtours entered into definitive agreements with
the controlling shareholders (the "Syndicate") of Costa.   Under the definitive
agreements, the Company and Airtours intend to jointly acquire 100% of the issued share capital of Costa through the purchase of Il Ponte S.p.A. ("Il Ponte"), whose principal asset is 30.7% of the ordinary shares of Costa, and through a tender offer to acquire all shares in Costa not owned by Il Ponte (the "Offer"). Irrevocable undertakings have been received from the Syndicate to accept the Offer in respect of an additional 26.2% interest in Costa held by the Syndicate (other than through Il Ponte). These agreements represent commitments in respect of 56.9% of the issued ordinary share capital of Costa. Assuming full acceptance of the Offer, and completion of the acquisition of Il Ponte, the total cost of the Costa acquisition would be approximately $300 million cash with the Company and Airtours each contributing 50%.

     Closing of the transaction is subject to regulatory approvals and the successful completion of the Offer. The Offer for the ordinary shares is conditioned upon the receipt of acceptances from 90% of the ordinary shares and 75% of the total fully diluted capital of Costa with these acceptance levels including the Costa securities held by Il Ponte and the Syndicate. No assurance can be given that the foregoing conditions will be satisfied, that the minimum acceptance will be received or that the transaction will be successfully completed.


NOTE 7 - RECENT PRONOUNCEMENTS

     In January 1997 the Financial Accounting Standards Board issued Statement of Financial Standard ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and fully diluted earnings per share. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computation.

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

     The following table presents selected segment and statistical information for the periods indicated:

                                            Three Months Ended
                                  February 28, 1997        February 29, 1996
                      (in thousands, except selected statistical information)
REVENUES:
   Cruise                             $514,022                  $441,687
   Tour                                  7,195                     7,239
   Intersegment revenues                  (135)                     (138)
                                      $521,082                  $448,788

OPERATING EXPENSES:
   Cruise                             $287,717                  $254,687
   Tour                                  9,356                     9,147
   Intersegment expenses                  (135)                     (138)
                                      $296,938                  $263,696

OPERATING INCOME:
   Cruise                              116,057                  $ 90,824
   Tour                                (10,729)                   (9,145)
   Income (loss) from affiliates
     and corporate expenses            (10,366)                     (707)
                                      $ 94,962                  $ 80,972

SELECTED STATISTICAL INFORMATION:
   Passengers Carried                  455,000                   408,000
   Passenger Cruise Days             2,818,000                 2,454,000
   Occupancy Percentage                  106.4%                    107.1%



     The following table presents operations data expressed as a percentage of total revenues for the periods indicated:

                                               Three Months Ended
                                     February 28, 1997     February 29, 1996

REVENUES                                     100%                 100%

COSTS AND EXPENSES:
   Operating expenses                         57                   59
   Selling and administrative                 15                   16
   Depreciation and amortization               8                    7
OPERATING INCOME BEFORE
 LOSS FROM AFFILIATED
 OPERATIONS                                   20                   18
   Loss from affiliated
    operations                                (2)
OPERATING INCOME                              18                   18
NONOPERATING INCOME (EXPENSE)                 (2)                  (1)
NET INCOME                                    16%                  17%


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

     In April 1996 the Company made an investment in Airtours plc ("Airtours") which it records using the equity basis of accounting. Starting with the Company's quarter ended August 31, 1996, the Company's portion of Airtours' operating results are being recorded by the Company on a two month lag basis. Airtours' earnings are seasonal due to the nature of the European leisure travel industry. Demand for Airtours vacations is highest during the summer months when Europeans typically take extended vacations. During the last two fiscal years, Airtours' third and fourth fiscal quarters, ending June 30 and September 30, respectively, have been profitable, with the fourth quarter being its most profitable quarter. During this same period, Airtours experienced seasonal losses in its first and second fiscal quarters ending on December 31 and March 31, respectively.


Three Months Ended February 28, 1997 Compared
To Three Months Ended February 29, 1996

     Revenues

     The increase in total revenues of $72.3 million, or 16.1%, from the first quarter of 1996 to the first quarter of 1997 was due to an increase in cruise revenues. The increase in cruise revenues was primarily the result of a 15.6% increase in capacity for the period resulting from the addition of Carnival Cruise Lines' cruise ships Inspiration and Carnival Destiny in March and November 1996, respectively, and Holland America Line's cruise ship Veendam in May 1996, partially offset by the removal from service from the Carnival Cruise Lines fleet of the Festivale in April 1996. Occupancy rates were down .7% and gross revenue per passenger cruise day was up 1.3% resulting in an increase of
 .7% in gross yield (total revenue per lower berth day). Gross revenue per passenger cruise day increased primarily due to higher pricing associated with the Carnival Destiny as well as the other cruise products. This higher pricing was partially offset by the effect resulting from a reduction in the percentage of passengers electing the Company's air program. When a passenger elects to purchase his/her own air transportation, rather than use the Company's air program, both the Company's cruise revenues and operating expenses decrease by approximately the same amount.

     Average capacity is expected to increase approximately 14.7%, 10.3% and 7.3% during the second, third and fourth fiscal quarters of 1997, respectively, as compared with the same periods in 1996. Average capacity is expected to increase approximately 11.9% during the fiscal year ending November 30, 1997 as compared with the fiscal year ended November 30, 1996. The increases in capacity are primarily as a result of the introduction into service of the Inspiration in March 1996, the Veendam in May 1996, the Carnival Destiny in November 1996, and the Rotterdam VI in October 1997. The existing Rotterdam V is scheduled to discontinue service in September 1997.

     Costs and Expenses

     Operating expenses increased $33.2 million, or 12.6%, from the first quarter of 1996 to the first quarter of 1997. Cruise operating costs increased by $33.0 million, or 13.0%, to $287.7 million in the first quarter of 1997 from $254.7 million in the first quarter of 1996, primarily due to additional costs associated with the increased capacity.

     Selling and administrative costs increased $8.2 million, or 11.5%, primarily due to an increase in advertising expense during the first quarter of 1997 as compared with the same quarter of 1996 mainly resulting from the increase in capacity.

     Depreciation and amortization increased by $7.9 million, or 23.9%, to $40.7 million in the first quarter of 1997 from $32.8 million in the first quarter of 1996 primarily due to the addition of the Inspiration, the Veendam and the Carnival Destiny.

     Affiliated Operations

     During the first quarter of 1997, the Company recorded $9.0 million of losses from affiliated operations. Approximately $6 million of such losses were attributable to the Company's 29.5% interest in Airtours, acquired in April 1996. Airtours' earnings are seasonal, historically incurring losses during their first two fiscal quarters and profits during their last two fiscal quarters. See "General" above for a further discussion of Airtours' seasonality. Had the Company owned its interest in Airtours during the first fiscal quarter of 1996, the Company's earnings for that period, excluding the cost of capital, would have been reduced by $7.7 million.


     Nonoperating Income (Expense)

    Interest income decreased $6.0 million in 1997 primarily due to a decrease in cash balances and notes receivable. Cash balances were unusually high in 1996, because of United Kingdom regulatory requirements which caused the Company to deposit funds in escrow approximately three months prior to acquiring an interest in Airtours. Notes receivable decreased due to the sale by the Company in the second quarter of 1996 of its holding of 13% senior secured notes due 2003 of Kloster Cruise Limited. Gross interest expense (excluding capitalized interest) decreased $1.3 million as a result of lower debt balances. Capitalized interest decreased $2.3 million due to lower levels of investments in ship construction projects during the first quarter of 1997 as compared with the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     The Company's business provided $194.6 million of net cash from operations during the three months ended February 28, 1997, an increase of 15.9% compared to the corresponding period in 1996.
     During the three months ended February 28, 1997, the Company expended approximately $62.3 million on capital projects, of which $13 million was spent in connection with its ongoing shipbuilding program. The remainder was spent on the acquisition of a private island in the Caribbean, to be used as a destination for the HAL ships, transportation equipment, vessel refurbishments, tour assets and other equipment.

     The Company made scheduled principal payments totaling approximately $9.4 million under various individual vessel mortgage loans during the three months ended February 28, 1997. During this same period, the Company made net repayments of $155 million under its commercial paper programs.

     Future Commitments

     The Company has contracts for the delivery of seven new vessels over the next four years. The Company will pay approximately $600 million during the twelve month period ending February 28, 1998 relating to the construction and delivery of those new cruise ships and approximately $1.5 billion beyond February 28, 1998. In addition, the Company has $1.2 billion of long-term debt of which $66.4 million is due during the twelve month period ending February 28, 1998. See Note 3 in the accompanying financial statements for more information regarding the Company's debt. The Company also enters into forward foreign currency contracts and interest rate swap agreements to hedge the impact of foreign currency and interest rate fluctuations.

     The Company and Airtours signed a letter of intent and entered into definitive agreements with the controlling shareholders of Costa to acquire up to 100% of the outstanding equity securities of Costa, an Italian cruise company listed on the Milan stock exchange. The total cost of the Costa acquisition, assuming all of the outstanding equity securities are tendered, would be approximately $300 million in cash with the Company and Airtours each contributing 50%. Closing of the transaction is subject to regulatory approvals and the successful completion of the tender offer. The tender offer for the ordinary shares is conditioned upon the receipt of acceptances from 90% of the ordinary shares and 75% of the total fully diluted capital of Costa. No assurance can be given that the foregoing conditions will be satisfied, that the minimum acceptance will be received or that the transaction will be successfully completed.

     Funding Sources

     Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements, ship construction costs and potential Costa acquisition. In addition, the Company may fund a portion of the construction cost of new ships or the proposed investment in Costa from borrowings under its U.S. Dollar Revolver or commercial paper programs and/or through the issuance of long-term debt in the public or private markets. As of February 28, 1997, the Company had $838.7 million available for borrowing under its U.S. Dollar Revolver and $40.1 million available under the $200 Million Multi-currency Revolver.

     To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities and/or commercial paper programs, the Company believes that it will be able to secure such financing from banks or through the offering of short-term or long-term debt and/or equity securities in the public or private markets. In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. At February 28, 1997, a balance of $270 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     The discussion of legal proceedings set forth in "PART I. FINANCIAL INFORMATION, Item 1. FINANCIAL STATEMENTS, NOTE 5 - Commitments and Contingencies" contained herein and "PART I. ITEM 3. LEGAL PROCEEDINGS" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 is incorporated by reference into this Item.

ITEM 5: Other Information

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; increases in cruise industry capacity in the Caribbean and Alaska; changes in tax laws and regulations (especially any change affecting the Company's status as a "controlled foreign corporation" as defined in Section 957(a) of the Internal Revenue Code of 1986, as amended) (see "Market for the Registrant's Common Equity and Related Stockholders' Matters - Taxation of the Company" in the Company's Annual Report on Form 10-K for the year ended November 30, 1996); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns in the Caribbean; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company (including the implementation of the "Safety of Life at Sea Convention" and changes in Federal Maritime Commission surety and guaranty arrangements).

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
11     Statement Regarding Computation of Per Share Earnings
12     Ratio of Earnings to Fixed Charges
23     Consent of Price Waterhouse LLP
27     Financial Data Schedule

(b) Reports on Form 8-K
     None.


                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION


Dated: April 10, 1997               BY/s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: April 10, 1997               BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer

INDEX TO EXHIBITS

                                                                  Page No. in
                                                                   Sequential
                                                                    Numbering
                                                                       System
Exhibits

11     Statement regarding computation of per share earnings
12     Ratio of Earnings to Fixed Charges
23     Consent of Price Waterhouse LLP
27     Financial Data Schedule
