Form 10-Q
period 1997-05-31
CARNIVAL CORP
filed 1997-07-15
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997
                                      OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE    ACT OF 1934

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of July 11, 1997.

               Class A Common Stock, $.01 par value: 242,192,113 shares

               Class B Common Stock, $.01 par value:  54,957,142 shares

                                  CARNIVAL CORPORATION


                                   I N D E X



                                                             Page
Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         May 31, 1997 and November 30, 1996                    1

         Consolidated Statements of Operations -
         Six and Three Months Ended May 31, 1997
         and May 31, 1996                                      2

         Consolidated Statements of Cash Flows -
         Six Months Ended May 31, 1997
         and May 31, 1996                                      3

         Notes to Consolidated Financial Statements            4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10



Part II. Other Information

Item 1:  Legal Proceedings                                    15

Item 5:  Other Information                                    15

Item 6:  Exhibits and Reports on Form 8-K                     17
/TABLE

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                             CARNIVAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                                    May 31,      November 30,
            ASSETS                                  1997            1996
 CURRENT ASSETS
     Cash and cash equivalents                      $   93,626     $  111,629
     Short-term investments                             12,380         12,486
     Accounts receivable                                49,280         38,109
     Consumable inventories, at average cost            54,902         53,281
     Prepaid expenses and other                         91,801         75,428
          Total current assets                         301,989        290,933
PROPERTY AND EQUIPMENT, NET                          4,104,135      4,099,038
OTHER ASSETS
     Investments in and advances to affiliates         385,023        430,330
     Goodwill, less accumulated amortization of
       $58,765 in 1997 and $55,274 in 1996             216,098        219,589
     Other assets                                       63,037         61,998
                                                    $5,070,282     $5,101,888
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt              $   62,090     $   66,369
     Accounts payable                                  108,135         84,748
     Accrued liabilities                               119,690        126,511
     Customer deposits                                 490,632        352,698
     Dividends payable                                  32,679         32,416
          Total current liabilities                    813,226        662,742
LONG-TERM DEBT                                         937,105      1,277,529
CONVERTIBLE NOTES                                                      39,103
DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES         89,621         91,630
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value; one vote per
      share; 399,500 shares authorized; 242,122 and
      239,733 shares issued and outstanding              2,421         2,397
    Class B Common Stock; $.01 par value;
      five votes per share; 100,500 shares authorized;
      54,957 shares issued and outstanding                 550            550
    Paid-in-capital                                    862,682        819,610
    Retained earnings                                2,355,235      2,207,781
    Other                                                9,442            546
      Total shareholders' equity                     3,230,330      3,030,884
                                                    $5,070,282     $5,101,888

The accompanying notes are an integral part of these financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                    Six Months            Three Months
                                  Ended, May 31,         Ended, May 31,
                                1997          1996        1997         1996
REVENUES                     $1,117,696     $965,624   $596,614    $516,836

COSTS AND EXPENSES
   Operating expenses           634,622      566,240    337,684     302,544
   Selling and administrative   156,219      140,243     76,716      68,961
   Depreciation and amortization 82,658       67,936     41,961      35,101
                                873,499      774,419    456,361     406,606

OPERATING INCOME BEFORE (LOSS)
  INCOME FROM AFFILIATED
  OPERATIONS                    244,197      191,205    140,253     110,230

(LOSS) INCOME FROM AFFILIATED
  OPERATIONS                    (11,694)         163     (2,712)        166

OPERATING INCOME                232,503      191,368    137,541     110,396

NONOPERATING INCOME (EXPENSE)
   Interest income                3,382       15,104      1,565       7,259
   Interest expense, net of
     capitalized interest       (31,536)     (33,216)   (14,446)    (17,178)
   Other income                   2,105        5,069        459       4,309
   Income tax benefit             6,353        5,023      2,328       1,497
                                (19,696)      (8,020)   (10,094)     (4,113)

NET INCOME                    $ 212,807     $183,348   $127,447    $106,283

EARNINGS PER SHARE                 $.71         $.64       $.43        $.37









The accompanying notes are an integral part of these financial statements.
                     CARNIVAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                     Six Months Ended May 31,
                                                     1997              1996
OPERATING ACTIVITIES
  Net income                                       $212,807         $183,348
  Adjustments
     Depreciation and amortization                   82,658           67,936
     Equity in loss (income) from affiliates and
       dividends received                            17,334             (163)
     Other                                             (834)           3,423
  Changes in operating assets and liabilities
     Increase in receivables                        (11,441)          (2,557)
     Increase in consumable inventories              (1,621)          (3,252)
     Increase in prepaid and other                  (16,505)          (6,459)
     Increase in accounts payable                    23,387           15,445
     (Decrease) increase in accrued liabilities      (6,821)           7,689
     Increase in customer deposits                  137,934          163,627
       Net cash provided from operations            436,898          429,037
INVESTING ACTIVITIES
     Decrease in short-term investments, net            106           24,099
     Additions to property and equipment, net       (84,132)        (456,296)
     Reductions in (additions to) investments in
       and advances to affiliates                    35,986         (187,099)
     (Increase) decrease in other
       non-current assets                            (1,039)          72,149
       Net cash used for investing activities       (49,079)        (547,147)
FINANCING ACTIVITIES
     Principal payments of long-term debt          (369,997)        (458,369)
     Dividends paid                                 (65,090)         (51,268)
     Proceeds from long-term debt                    25,272          662,004
     Issuance of common stock                         3,993            1,545
       Net cash (used for) provided from
         financing activities                      (405,822)         153,912
     Net (decrease) increase in cash and
       cash equivalents                             (18,003)          35,802
     Cash and cash equivalents at beginning
       of period                                    111,629           53,365
     Cash and cash equivalents at end of period    $ 93,626         $ 89,167
Supplemental disclosure of non-cash transactions
     Conversion of 4-1/2% Convertible Notes into
       Class A Common Stock                        $ 39,085
     Issuance of Class A Common Stock in
       connection with investment in Airtours plc                   $144,171

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

  The accompanying consolidated balance sheet at May 31, 1997, and the consolidated statements of operations and cash flows for the six and three months ended May 31, 1997 and May 31, 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries (the "Company") are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

<Caption
                                               May 31,           November 30,
                                                1997                 1996
                                                    (in thousands)

Vessels                                     $4,270,800            $4,269,403
Vessels under construction                     188,836               163,178
                                             4,459,636             4,432,581
Land, buildings and improvements               185,970               170,466
Transportation and other equipment             232,513               204,776

   Total property and equipment              4,878,119             4,807,823

Less - accumulated depreciation and
  amortization                                (773,984)             (708,785)
                                            $4,104,135            $4,099,038

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $7.4 million and $13.8 million for the six months ended May 31, 1997 and May 31, 1996, respectively and $3.9 million and $7.8 million for the three months ended May 31, 1997 and May 31, 1996, respectively.

NOTE 3 - LONG-TERM DEBT AND CONVERTIBLE NOTES

     Long-term debt consisted of the following:

<Caption
                                                      May 31,    November 30,
                                                         1997          1996
                                                           (in thousands)
Commercial Paper                                       $161,980    $  307,298
Unsecured 5.75% Notes Due March 15, 1998                200,000       200,000
$200 Million Multi-currency Revolving
  Credit Facility Due 2001                                            166,000
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                        107,859       140,277
Unsecured 6.15% Notes Due October 1, 2003               124,956       124,953
Unsecured 7.20% Debentures Due October 1, 2023          124,874       124,871
Unsecured 7.70% Notes Due July 15, 2004                  99,919        99,913
Unsecured 7.05% Notes Due May 15, 2005                   99,841        99,831
Other loans payable                                      79,766        80,755
                                                        999,195     1,343,898
Less portion due within one year                        (62,090)      (66,369)
                                                       $937,105    $1,277,529

   The Company initiated its commercial paper programs in October 1996 which are supported by the one billion dollar unsecured revolving credit facility due 2001 (the "U.S. Dollar Revolver"). In January 1997, the Company extended its commercial paper programs to include as support its $200 Million Multi-currency Revolving Credit Facility Due 2001 (the "Multi-currency Revolving Credit Facility"). Both revolving credit facilities bear interest at a maximum of LIBOR plus 14 basis points ("BPS") and provide for a facility fee of six BPS on the total facility. Any funds outstanding under the commercial paper programs reduce the aggregate amount available under the U.S. Dollar Revolver and the Multi-currency Revolving Credit Facility. As of May 31, 1997, the Company had $162 million outstanding under its commercial paper programs and $1,038 million available for borrowing under the U.S. Dollar Revolver and Multi-currency Revolving Credit Facility.

     The commercial paper outstanding as of May 31, 1997 bears interest at 5.63% and was due in June 1997. Since the commercial paper programs are backed by long-term revolving credit facilities, balances outstanding under the commercial paper programs have been classified as long-term in the accompanying balance sheets. The Unsecured 5.75% Notes Due March 15, 1998 are expected to be repaid through borrowings under the commercial paper programs, the Company's U.S. Dollar Revolver or through the issuance of additional long-term debt and, as such, have been classified as long-term in the accompanying May 31, 1997 balance sheet.

     During December 1996, the remaining outstanding amount of the Company's 4-1/2% Convertible Subordinated Notes Due July 1, 1997 were converted into approximately 2.2 million shares of the Class A Common Stock of the Company ("Class A Common Stock").

NOTE 4 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the six months ended May 31 1997:

                           COMMON STOCK
                          $.01 PAR VALUE PAID-IN   RETAINED
                         CLASS A CLASS B CAPITAL   EARNINGS   OTHER     TOTAL
                                     (in thousands)
Balance November 30,1996 $2,397 $550 $819,610 $2,207,781  $  546  $3,030,884
Net income for the period                        212,807             212,807
Cash dividends                                   (65,353)            (65,353)
Changes in securities
 valuation allowance                                         207         207
Foreign currency
 translation adjustment                                    8,009       8,009
Issuance of common stock
  upon conversion of
  Convertible Notes          23        39,755                         39,778
Issuance of stock to
 employees under stock
 plans                        1         3,317               (100)      3,218
Vested portion of common
 stock under restricted
 stock plan                                                  780         780
Balance May 31, 1997     $2,421 $550 $862,682  $2,355,235 $9,442  $3,230,330

NOTE 5 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                    Expected                  Number   Estimated   Remaining
                    Service    Contract      of Lower    Total    Cost to Be
Vessel               Date     Denomination    Berths     Cost        Paid
Holland America Line:
  Rotterdam VI       10/97     Lire            1,320    $  270      $  186
  HAL Newbuild        3/99     Lire            1,440       300         285
  HAL Newbuild       10/99     Lire            1,440       300         285
Carnival Cruise Lines:
  Elation             3/98     U. S. Dollar    2,040       300         278
  Paradise           12/98     U. S. Dollar    2,040       300         282
  Carnival Triumph    7/99     Lire            2,640       400         369
  Carnival Victory    8/00     U. S. Dollar    2,640       430         426

                                              13,560    $2,300      $2,111


     Contracts denominated in foreign currencies have been fixed into U.S.
Dollars through the utilization of forward currency contracts. In connection with the vessels under construction described above, the Company has paid $189 million through May 31, 1997 and anticipates paying approximately $600 million during the twelve month period ending May 31, 1998 and approximately $1.5 billion beyond May 31, 1998.

     In addition, in April 1997 the Company reached an agreement to acquire the Club Med I, a 312 berth vessel, from Club Mediterranee, S.A. and Services et Transports for approximately $45 million. The Company anticipates closing on the purchase of the vessel in early 1998, with the vessel beginning operation in the Company's luxury sail-cruise company, Windstar Cruises, in May 1998.


Litigation

     Several actions (collectively the "Port Charges Complaints") have been filed against the Company or Holland America Westours on behalf of purported classes of persons who traveled on a Company or Holland America Westours ship and paid port charges to the Company or Holland America Westours. These actions allege that statements made by the Company or Holland America Westours in advertising and promotional materials concerning port charges were false and misleading. Four such actions are pending against the Company in the Circuit Court for Dade County, Florida, and others are pending against the Company in the United States District Court for the Middle District of
Louisiana; the Chancery Court in Dyer County, Tennessee; the United States
District Court for the Western District of Kentucky, Louisville Division; the
United States District Court for the Eastern District of Michigan, Southern
Division; the United States District Court for the Northern District of
Georgia, Atlanta Division; the Superior Court in Maricopa County, Arizona; and the United States District Court for the Southern District of Ohio, Western
Division. One such action was filed against Holland America Westours in the Superior Court in King County, Washington. The Florida, Louisiana, Tennessee and Washington actions have been brought on behalf of purported nationwide classes; the other actions on behalf of purported statewide classes. A nationwide class has been conditionally certified in the Tennessee action.

     The Florida actions allege violations of the Florida Deceptive and Unfair
Trade Practices Act, fraudulent inducement, conversion and unjust enrichment.
The Louisiana, Tennessee, Kentucky, Michigan, Georgia, Arizona and Ohio actions allege violations of various state consumer protection statutes, fraud, fraudulent misrepresentations and/or omissions, negligent misrepresentations and/or omissions, negligence, breach of fiduciary duties, restitution, unjust enrichment, and breach of implied covenants of good faith and fair dealing. The Washington action alleges claims of negligent misrepresentation, unjust enrichment and violations of the Washington Consumer
Protection Act. Plaintiffs in these cases seek compensatory damages (in some cases alleged to be up to $25,000 per putative class member) or, alternatively, refunds of portions of port charges paid, disgorgement of funds, an accounting, attorneys' fees and costs, prejudgment interest, punitive damages and injunctive relief.

     In May 1997, on the Company's motions, the Florida actions were dismissed without prejudice and in June 1997 amended complaints were filed. The Company has filed a motion to dismiss the Louisiana action on the grounds, among others, that the putative representative plaintiff did not purchase a Company cruise, and the plaintiff has indicated that it will stipulate to withdraw the action with prejudice. In the Washington action, Holland America Westours' motion to dismiss was denied, and the plaintiffs' motion for class certification, opposed by Holland America Westours, is currently pending.

     In June and August 1996, two complaints were filed against the Company and Holland America Westours, respectively, in California Superior Court in
Los Angeles County (collectively the "Travel Agent Complaints") on behalf of purported classes of all travel agencies who during the past four years booked a cruise with the Company or Holland America Westours. The complaints in these actions claim that the Company's and Holland America Westours' advertising practices regarding port charges resulted in an improper commission bypass and allege claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud. The complaints seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. The court has granted the motions of the Company and Holland America Westours to dismiss or stay the California actions on grounds of forum non conveniens. An action alleging claims similar to those raised in the California actions, filed in the Judicial District Court in Hennepin
County, Minnesota, was withdrawn with prejudice after the Company filed a motion to dismiss on the grounds, among others, that the putative representative plaintiff had not booked any cruises with the Company.

     The Port Charges Complaints and the remaining Travel Agent Complaint are in the preliminary stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management believes that the Company has substantial and meritorious defenses to the claims. Purported class actions similar to the Port Charges Complaints and Travel Agent Complaints have been filed against five other cruise lines.

     In February 1997, Carnival Cruise Lines and certain other cruise lines entered into an Assurance of Voluntary Compliance (the "Assurance") with the Florida Attorney General's Office, which ended the Attorney General's investigation into cruise industry practices concerning port charges. Under the Assurance, Carnival Cruise Lines agreed that on or after June 1, 1997, it would not charge customers fees or charges for cruise tickets in addition to the advertised cruise price, other than fees or charges imposed by government or quasi-governmental authority (as that term is defined in the Assurance).
Carnival Cruise Lines also paid $100,000 in attorneys' fees, costs and investigative fees to the Attorney General's Office. In April 1997, Holland
America Westours also entered into the Assurance with the Attorney General and paid $50,000 in attorneys' fees, costs and investigative fees to the Attorney
General's Office.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.


NOTE 6 - RECENT EVENTS

    In June 1997, the Company and Airtours plc ("Airtours"), a large publicly traded (London Stock Exchange) tour company in which the Company holds a 29.5% interest, successfully completed the joint offer to acquire an interest in the outstanding equity securities of Costa Crociere, S.p.A. ("Costa Crociere"), an Italian cruise company listed on the Milan Stock Exchange. With the completion of the offer, the Company and Airtours each own 50% of Il Ponte, S.p.A. ("Il Ponte"), a holding company which was purchased from the Costa family. Il Ponte in turn now owns 98.2% of the ordinary share capital, 93.1% of the savings shares and 46.8 percent of the savings share warrants of Costa
Crociere. The total cost of acquiring Il Ponte and Costa Crociere shares was approximately $275 million, of which approximately $200 million was paid by Il
Ponte and the balance was paid equally by the Company and Airtours. The $200 million which was paid by Il Ponte was funded by borrowings, of which the Company guaranteed $100 million. The Company intends to account for its investment in Il Ponte using the equity method of accounting on a two month lag basis.


NOTE 7 - RECENT PRONOUNCEMENTS

     In January 1997 the Financial Accounting Standards Board issued Statement of Financial Standard ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and fully diluted earnings per share. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computation.

NOTE 8 - TAXATION

  Income Taxes

     Non U.S. companies are exempt from U.S. corporate income tax on U.S.
source income from international passenger cruise operations if (i) their countries of incorporation exempt shipping operations of U.S. persons from income tax (the "Incorporation Test") and (ii) they meet either the "CFC Test" or the "Publicly Traded Test." The Company and its subsidiaries involved in the cruise ship operations meet the Incorporation Test because they are incorporated in countries which provide the required exemption to U.S. persons involved in shipping operations. A Company meets the CFC Test if it is a controlled foreign corporation ("CFC") on any day during its fiscal year. A
CFC is defined by the Internal Revenue Code as a foreign corporation more than 50% of whose stock is owned by U.S. persons, each of whom owns or is considered to own 10% or more of the corporation's voting power ("U.S.
Shareholders").  Through the conversion date of July 15, 1997 (the "Conversion
Date") all of the outstanding shares of Class B Common Stock of the Company, (the "Class B Common Stock") were owned by The Micky Arison 1994 "B" Trust
(the "B Trust"), a U.S. trust whose primary beneficiary is Micky Arison, the Company's Chairman of the Board. Stock of the Company representing more than 50% of the total combined voting power of all classes of stock was owned by the B Trust, which is a "United States Person", and thus, the Company meets the definition of a CFC. Accordingly, the Company believes that it will meet the CFC Test for its entire current taxable year.

     A corporation meets the Publicly Traded Test if the stock of the corporation (or the direct or indirect corporate parent thereof) is "primarily and regularly traded on an established securities market" in the United
States. Although no Treasury regulations have been promulgated that explain when stock is primarily and regularly traded for purposes of this exemption, Treasury regulations have been promulgated interpreting a similar phrase under another section, Section 884. Under the Section 884 regulations, stock is considered primarily and regularly traded if: (i) 80% (by vote and value) of the stock of the corporation is listed on an established securities market in the United States where more shares are traded than in any other country, (ii) trades of such stock are effected on such market, other than in de minimis quantities, on at least 60 days during the taxable year, (iii) the aggregate number of shares so traded is equal to 10% or more of the average number of shares outstanding during the taxable year, and (iv) the company is not "closely held." The Company believes that it will meet the foregoing requirements for the portion of its taxable year beginning after the Conversion Date and for future taxable years. Since the Conversion Date, the Company has had only one class of stock outstanding, the Class A Common Stock, which is listed on the New York Stock Exchange, where more shares trade than in any other country. Trades of such common stock have been effected in more than de minimis quantities on every business day since the Company's initial public offering, and the annual volume of such trades has significantly exceeded 10% of the average number of shares outstanding. Moreover, the Company believes that any stock traded on the NYSE are considered as traded on a qualifying exchange and, to the Company's knowledge, it is not closely held because no person other than members of the Arison family and certain related entities (the "Arison Group") owns more than 5% of its stock and the Arison
Group holds less than 50% of the outstanding shares.

     Accordingly, the Company believes that virtually all of its income (with the exception of its United States source income from the operation of transportation, hotel and tour business of HAL) is exempt from United States federal income taxes. There is, however, no authority that addresses the treatment of a corporation that meets the shareholder test for a CFC for only part of its taxable year. Similarly, there is no authority that addresses the treatment of a corporation that meets the Publicly Traded Test for only a part of its taxable year. If the Company or the subsidiaries were found to meet neither the CFC Test nor the Publicly Traded Test, much of their income would become subject to taxation by the United States at higher than normal corporate tax rates.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following table presents selected segment and statistical information for the periods indicated:



                           Six Months Ended May 31, Three Months Ended May 31,
                              1997          1996           1997          1996
                          (in thousands, except selected statistical
information)
REVENUES:
   Cruise                  $1,084,603     $931,019     $570,581    $489,332
   Tour                        37,670       40,778       30,475      33,539
   Intersegment revenues       (4,577)      (6,173)      (4,442)     (6,035)
                           $1,117,696     $965,624     $596,614    $516,836

OPERATING EXPENSES:
   Cruise                  $  601,616     $532,695     $313,899    $278,008
   Tour                        37,583       39,718       28,227      30,571
   Intersegment expenses       (4,577)      (6,173)      (4,442)     (6,035)
                           $  634,622     $566,240     $337,684    $302,544

OPERATING INCOME:
   Cruise                  $  265,284     $206,524     $149,227    $115,700
   Tour                       (16,608)     (13,544)      (5,879)     (4,399)
   (Loss) income from affiliates
     and corporate expenses   (16,173)      (1,612)      (5,807)       (905)
                           $  232,503     $191,368     $137,541    $110,396

SELECTED STATISTICAL INFORMATION:
   Passengers Carried         950,000      843,000      495,000     436,000
   Passenger Cruise Days    5,880,000    5,101,000    3,062,000   2,647,000
   Occupancy Percentage         107.2%       107.1%       108.0%      107.2%

     The following table presents operations data expressed as a percentage of total revenues for the periods indicated:

                       Six Months Ended May 31,   Three Months Ended May 31,
                                1997         1996     1997         1996

REVENUES                        100%        100%       100%        100%

COSTS AND EXPENSES:
   Operating expenses            57           59         57          59
   Selling and administrative    14           14         13          13
   Depreciation and amortization  7            7          7           7
OPERATING INCOME BEFORE
 LOSS FROM AFFILIATED
 OPERATIONS                      22           20         23          21
   Loss from affiliated
    operations                   (1)           -          -           -
OPERATING INCOME                 21           20         23          21
NONOPERATING INCOME (EXPENSE)    (2)          (1)        (2)          -
NET INCOME                       19%          19%        21%         21%


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

     In April 1996 the Company made an investment in Airtours which it records using the equity basis of accounting. Starting with the Company's quarter ended August 31, 1996, the Company's portion of Airtours' operating results are being recorded by the Company on a two month lag basis. Airtours' earnings are seasonal due to the nature of the European leisure travel industry. Demand for Airtours vacations is highest during the summer months when Europeans typically take extended vacations. During the last two fiscal years, Airtours' third and fourth fiscal quarters, ending June 30 and September 30, respectively, have been profitable, with the fourth quarter being its most profitable quarter. During this same period, Airtours experienced seasonal losses in its first and second fiscal quarters ending on December 31 and March 31, respectively.

     In June 1997, the Company made an investment in Costa Crociere, through an investment in Il Ponte (See Note 6), which it will record using the equity basis of accounting. Starting with the Company's quarter ending November 30, 1997, the Company's portion of Costa Crociere's operating results will be
recorded by the Company on a two month lag basis.   Historically, demand for
Costa Crociere's cruises has been greatest during the summer months when their ships operate in the Mediterranean and Northern Europe for which they obtain higher pricing. Demand for Costa Crociere cruises is lower during the winter months when their ships sail in more competitive markets.


Six Months Ended May 31, 1997 Compared
To Six Months Ended May 31, 1996

     Revenues

     The increase in total revenues of $152.1 million, or 15.7%, from the first six months of 1996 to the first six months of 1997 was due to an increase in cruise revenues. The increase in cruise revenues was primarily the result of a 15.2% increase in capacity for the period resulting from the addition of Carnival Cruise Lines' cruise ships Inspiration and Carnival Destiny in March and November 1996, respectively, and Holland America Line's cruise ship Veendam in May 1996. The capacity increase resulting from the introduction of new vessels was partially offset by the removal from service from the Carnival Cruise Lines fleet of the Festivale in April 1996.
Occupancy rates were up .1% and gross revenue per passenger cruise day was up 1.1% resulting in an increase of 1.1% in gross yield (total revenue per available lower berth day). Gross revenue per passenger cruise day increased primarily due to higher pricing associated with the Carnival Destiny as well as the other cruise products. This higher pricing was partially offset by the effect of a reduction in the percentage of passengers electing the Company's air program. When a passenger elects to purchase his/her own air transportation, rather than use the Company's air program, both the Company's cruise revenues and operating expenses decrease by approximately the same amount.

     Average capacity is expected to increase approximately 10.2% and 9.1% during the third and fourth fiscal quarters of 1997, respectively, as compared with the same periods in 1996. Average capacity is expected to increase approximately 12.3% during the fiscal year ending November 30, 1997 as compared with the fiscal year ended November 30, 1996. The increases in capacity are primarily as a result of the introduction into service of the vessels described above and the Rotterdam VI which will be introduced into service in October 1997. The existing Rotterdam V is scheduled to discontinue service at the end of September 1997.

     Costs and Expenses

     Operating expenses increased $68.4 million, or 12.1%, from the first six months of 1996 to the first six months of 1997. Cruise operating costs increased by $68.9 million, or 12.9%, to $601.6 million in the first six months of 1997 from $532.7 million in the first six months of 1996, primarily due to additional costs associated with the increased capacity.

     Selling and administrative costs increased $16.0 million, or 11.4%, during the first six months of 1997 as compared with the same six months of 1996 primarily due to an increase in advertising expense and payroll and related costs associated with the increase in capacity.

     Depreciation and amortization increased by $14.7 million, or 21.7%, to $82.7 million in the first six months of 1997 from $67.9 million in the first six months of 1996 primarily due to the addition of the Inspiration, the Veendam and the Carnival Destiny.

     Affiliated Operations

     During the first six months of 1997, the Company recorded $11.7 million of losses from affiliated operations. Approximately $8.3 million of such losses were attributable to the Company's 29.5% interest in Airtours, acquired in April 1996. Airtours' earnings are seasonal, historically incurring losses during its first two fiscal quarters and profits during its last two fiscal quarters. See "General" above for a further discussion of Airtours' seasonality. Had the Company owned its interest in Airtours during the first six months of 1996, the Company's earnings for the 1996 period, excluding the cost of capital, would have been reduced by approximately $10.6 million.

     Nonoperating Income (Expense)

    Interest income decreased $11.7 million in 1997 primarily due to a decrease in cash balances and notes receivable. Cash balances were unusually high during the first half of fiscal 1996, because of United Kingdom regulatory requirements which caused the Company to deposit funds in escrow approximately three months prior to acquiring an interest in Airtours. Notes receivable decreased due to the sale by the Company in the second quarter of 1996 of its holding of 13% senior secured notes due 2003 of Kloster Cruise Limited. Gross interest expense (excluding capitalized interest) decreased $8.0 million in 1997 as a result of lower debt balances. Capitalized interest decreased $6.3 million due to lower levels of investments in ship construction projects during the first half of 1997 as compared with the same period in 1996. Other income decreased by $3.0 million in 1997 primarily because the first half of fiscal 1996 included income resulting from the sale of an option to Kloster Cruise Limited to buy back their 13% senior secured notes.


Three Months Ended May 31, 1997 Compared
To Three Months Ended May 31, 1996

     Revenues

     The increase in total revenues of $80 million, or 15.4%, from the second quarter of 1996 to the second quarter of 1997 was due to an increase in cruise revenues. The increase in cruise revenues was primarily the result of a 14.8% increase in capacity for the period resulting from the addition of Carnival Cruise Lines' cruise ships Inspiration and Carnival Destiny in March and November 1996, respectively, and Holland America Line's cruise ship Veendam in May 1996. The increase in capacity from the new vessel additions was partially offset by the removal from service from the Carnival Cruise Lines fleet of the Festivale in April 1996. Occupancy rates were up .8% and gross revenue per passenger cruise day was up .8% resulting in an increase of 1.6% in gross yield. For a description of the gross revenue per passenger cruise day increase, see the explanation of Revenues in the Six Months Ended May 31, 1997 Compared To Six Months Ended May 31, 1996 discussion above.

     Costs and Expenses

     Operating expenses increased $35.1 million, or 11.6%, from the second quarter of 1996 to the second quarter of 1997. Cruise operating costs increased by $35.9 million, or 12.9%, to $313.9 million in the second quarter of 1997 from $278.0 million in the second quarter of 1996, primarily due to additional costs associated with the increased capacity.

     Selling and administrative costs increased $7.8 million, or 11.2%, primarily due to an increase in advertising expense and payroll and related costs during the second quarter of 1997 as compared with the same quarter of 1996 mainly resulting from the increase in capacity.

     Depreciation and amortization increased by $6.9 million, or 19.5%, to $42.0 million in the second quarter of 1997 from $35.1 million in the second quarter of 1996 primarily due to the addition of the Inspiration, the Veendam and the Carnival Destiny.

     Affiliated Operations

     During the second quarter of 1997, the Company recorded $2.7 million of losses from affiliated operations. Approximately $2.3 million of such losses were attributable to the Company's 29.5% interest in Airtours, acquired in April 1996. Airtours' earnings are seasonal, historically incurring losses during their first two fiscal quarters and profits during their last two fiscal quarters. Had the Company owned its interest in Airtours during the entire second fiscal quarter of 1996, the Company's earnings for that period, excluding the cost of capital, would have been reduced by approximately $2.9 million.

     Nonoperating Income (Expense)

    Interest income decreased, gross interest expense (excluding capitalized interest) decreased and other income decreased in the second quarter of fiscal 1997 for the same reasons as discussed in the Nonoperating Income (Expense) explanation in the Six Months Ended May 31, 1997 Compared To Six Months Ended May 31, 1996 discussion above. Capitalized interest decreased $3.9 million due to lower levels of investments in ship construction projects during the second quarter of 1997 as compared with the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     The Company's business provided $436.9 million of net cash from operations during the six months ended May 31, 1997, an increase of 1.8% compared to the corresponding period in 1996.
     During the six months ended May 31, 1997, the Company expended approximately $84.1 million on capital projects, of which $26 million was spent in connection with its ongoing shipbuilding program. The remainder was spent on the acquisition of a private island in the Caribbean, to be used as a destination for the HAL ships, transportation equipment, vessel refurbishments, tour assets and other equipment.

     The Company made scheduled principal payments totaling approximately $32.4 million under various individual vessel mortgage loans during the six months ended May 31, 1997. During this same period, the Company made net repayments of $311 million under its commercial paper programs.

     Future Commitments

     The Company has contracts for the delivery of seven new vessels over the next four years. The Company will pay approximately $600 million during the twelve month period ending May 31, 1998 relating to the construction and delivery of those new cruise ships and approximately $1.5 billion beyond May 31, 1998. The Company also has an agreement to acquire a 312 berth cruise ship in the spring of 1998 for approximately $45 million. At May 31, 1997, the Company had $1 billion of long-term debt of which $262 million is due during the twelve month period ending May 31, 1998. Included in the $262 million of debt due during the next twelve months is $200 million of Unsecured 5.75% Notes Due March 15, 1998 which the Company plans to repay through borrowings under the commercial paper programs, the Company's U.S. Dollar Revolver and/or through issuance of additional long-term debt. See Note 3 in the accompanying financial statements for more information regarding the Company's debt. The Company also enters into forward foreign currency contracts and interest rate swap agreements to hedge the impact of foreign currency and interest rate fluctuations.

     In June 1997, the Company and Airtours completed the acquisition of Costa
Crociere, an Italian cruise company listed on the Milan Stock Exchange.   The
total cost of the Costa Crociere acquisition was approximately $275 million, with the Company and Airtours each responsible for funding 50%. The Company funded its portion of the purchase price through the guarantee of approximately $100 million of the debt of Il Ponte, a holding company which was purchased from the Costa family, with the remainder of its 50% of the purchase price funded from borrowings under the Company's commercial paper programs. (See Note 6 for additional information related to the acquisition.)


     Funding Sources

     Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may also fund a portion of these cash requirements from borrowings under its U.S. Dollar Revolver or commercial paper programs and/or through the issuance of long-term debt in the public or private markets. As of May 31, 1997, the Company had $1,038 million available for borrowing under its U.S. Dollar Revolver and Multi-currency Revolving Credit Facility.

     To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities and/or commercial paper programs, the Company believes that it will be able to secure such financing from banks or through the offering of short-term or long-term debt and/or equity securities in the public or private markets. In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. At May 31, 1997, a balance of $270 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.
PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     The discussions of legal proceedings set forth in "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS, NOTE 5 - COMMITMENTS AND CONTINGENCIES" contained herein and "PART I. ITEM 3. LEGAL PROCEEDINGS" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 are incorporated by reference into this Item.

ITEM 5: Other Information

(a) Conversion of Class B Common Stock

     On July 15, 1997, the B Trust exercised its right to convert all of the 54,957,142 shares of Class B Common Stock held by it into an equal number of shares of Class A Common Stock. Prior to July 1, 1997, the B Trust had been restricted from converting such shares under a stockholders agreement with the Company. Prior to the conversion of the Class B Common Stock, the B Trust was the controlling stockholder of the Company. The holders of Class B Common Stock had the power to elect 75% of the directors of the Company and the Class B Common Stock had five votes per share (as opposed to one vote per share for the Class A Common Stock) for all other voting matters. As a result of the conversion of the Class B Common Stock, (i) there will be no shares of Class B Common Stock outstanding, (ii) all holders of Class A Common Stock (including the B Trust) will vote as one class in all elections for directors, and (iii) all shares of Class A Common Stock (including the shares held by the B Trust) will have one vote per share for all other voting matters. As a result of the conversion, the B Trust owns 18.49% of the outstanding Class A Common Stock of the Company. Although the B Trust is not currently a party to any proxy or voting trust arrangements with respect to the Class A Common Stock that it holds, the B Trust is not prohibited from entering into such arrangements in the future.

(b) Taxation of the Company

     The following discussion summarizes the expected United States Federal income taxation of the Company's current operations following the conversion of the Class B Common Stock. This discussion revises the tax disclosure in the Company's Form 10-K for the fiscal year ended November 30, 1996. State and local taxes are not discussed. The discussion is based on the current provisions of the Internal Revenue Code of 1986, as amended (the "Code"), proposed, temporary, and final Treasury regulations, administrative rulings, and court decisions. All of the foregoing are subject to change, possibly with retroactive effect, and any change thereto could affect the accuracy of this discussion.

     Carnival Corporation is a Panamanian corporation, and its subsidiaries that earn income from the international operation, or from the rental on a full or bareboat basis, of ships ("Shipping Income") (collectively, the "Shipping Companies") are Panamanian, Liberian, Netherlands Antilles, and Bahamian corporations. Accordingly, the Company's income from sources outside of the United States generally is not subject to tax. Moreover, the Company believes that, under current law, all or virtually all of its income from sources within the United States ("United States Source Income") that constitutes Shipping Income will be exempt from United States corporate tax if the Shipping Companies meet the requirements of Section 883 of the Code. (Certain of the Company's United States Source Income, such as Holland America Line's income from bus, hotel and tour operations, is not Shipping Income, and thus is subject to United States tax.) Section 883 of the Code provides that Shipping Income of a foreign corporation is exempt from United States corporate income tax if such foreign corporation meets an "Incorporation Test" and either a "CFC Test" or a "Publicly Traded Test". As discussed below, the Company believes that it meets these requirements for all of the current fiscal year and will continue to meet them for future fiscal years.

     A corporation meets the Incorporation Test if it is organized under the laws of a foreign country that grants an equivalent exemption to corporations organized in the United States (an "equivalent exemption jurisdiction"). The Company believes that Panama, the Netherlands Antilles, the Bahamas, and Liberia are equivalent exemptions jurisdictions. If however, Panamanian, Netherlands Antilles, the Bahamian, or Liberian law were to change adversely, the Company would consider taking appropriate steps (including reincorporating in another jurisdiction) so as to remain eligible for the exemption from United States Federal income tax provided by Section 883 of the Code.

     A corporation meets the CFC Test if it is a controlled foreign corporation, which the Code defines as a corporation more than 50% of whose voting power or equity value is owned (or considered as owned) on any day of its fiscal year by United States persons who each own (or are considered as owning) stock representing 10% or more of the corporation's voting power ("10% Shareholders"). Prior to the Conversion Date, the B Trust, which is a United States person, owned all of the Company's Class B Stock, which represented more than 50% of the total combined voting power of all classes of the Company's stock. Accordingly, the Company believes that it will meet the CFC Test for its entire current taxable year. There is, however, no authority that addresses the treatment under Section 883 of a corporation that meets the shareholder test for a CFC for only part of its taxable year.

     A corporation meets the Publicly Traded Test if the stock of the corporation (or the direct or indirect corporate parent thereof) is "primarily and regularly traded on an established securities market" in the United States. The Company believes that it will satisfy the requirements of the Publicly Traded Test during the portion of its taxable year following the Conversion Date (although the regulations do not specifically address the effect of satisfying these requirements for only a portion of the taxable year) and for subsequent taxable years. No Treasury regulations have been promulgated that explain when stock will be considered "primarily and regularly traded on an established securities market" for purposes of Section 883; however, Treasury regulations have been promulgated interpreting a similar phrase under Section 884 of the Code which was enacted as part of the same legislation that added the Publicly Traded Test to Section 883. Under the Section 884 regulations, stock is considered primarily and regularly traded on an established securities market in the United States in any taxable year if: (i) 80% (by vote and value) of the stock of such corporation is listed on an established securities market in the United States where more shares are traded than in any other country, (ii) trades of such stock are effected on such market, other than in de minimis quantities, on at least 60 days during the taxable year, (iii) the aggregate number of shares so traded is equal to 10% or more of the average number of shares outstanding during the taxable year, and (iv) the company is not "closely held". A class of stock is treated as meeting the requirements of clauses (ii) and (iii) if the class of stock is regularly quoted by brokers or dealers making a market in the stock. A class of stock of a company is "closely held" under the Section 884 regulations if 50% or more of its outstanding shares of stock is owned (within the meaning of the applicable regulations) for more than 30 days during the relevant taxable year by persons who (a) each own 5% or more of the value of the outstanding shares of stock and (b) are not (or fail to document that they are) "qualifying shareholders" for purposes of this provision of Section 884. Except in the context of determining whether stock of a corporation is "closely held", the Section 884 regulations do not address whether a corporation can meet the primarily and regularly traded test for a portion of its taxable year.

     The Company believes that it will meet the foregoing requirements for the portion of its taxable year beginning after the Conversion Date and for future taxable years. Since the Conversion Date, the Company has had only one class of stock outstanding, the Class A Common Stock, which is listed on the New York Stock Exchange, where more shares trade than in any other country.
Trades of such common stock have been effected in more than de minimis quantities on every business day since the Company's initial public offering, and the annual volume of such trades has significantly exceeded 10% of the average number of shares outstanding. Moreover, the Company believes that any stock traded on the NYSE should be treated as if it is regularly quoted by brokers or dealers making a market in that stock. Finally, to the Company's knowledge, it is not closely held because no person other than members of the Arison Group owns more than 5% of its stock and the Arison Group holds less than 50% of the outstanding shares.

     The Company is not aware of any planned changes in ownership of its stock or the listing of or trading in its stock that would adversely affect its ability to meet the Publicly Traded Test and thus qualify for the exemption under Section 883; however, in the future circumstances may occur which may not be within the Company's control. Moreover, future regulations promulgated under Section 883 might adopt an interpretation of the phrase "primarily and regularly traded on an established securities market" that is not consistent with the Company's interpretation of the regulations under Section 884 and the Company might not be able to meet the requirements of those regulations. Finally, whether or not such regulations are promulgated, there is no assurance that the Company's interpretation of such phrase with respect to either its current taxable year or future taxable years will be accepted by the Internal Revenue Service or the courts.

     Section 883 of the Code applies only to income derived from the international operation of ships, and its legislative history indicates that
Section 883 of the Code does not apply to Shipping Income that is treated as 100% United States Source Income under certain source of income rules, such as income derived from transportation that both begins and ends in the United States. Accordingly, any such income may well be subject to United States corporate tax unless another exception was applicable. Although the matter is not entirely free from doubt, the Company does not believe that any significant portion of its Shipping Income from its current operations is 100% United States Source Income (and thereby subject to United States corporate tax) under the applicable provisions of the Code.

(c) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises; pricing policies followed by competitors of the Company; increases in cruise industry capacity in the Caribbean and Alaska; changes in tax laws and regulations (especially any change affecting the Company's status as a "controlled foreign corporation" as defined in Section 957(a) of the Internal Revenue Code of 1986, as amended) (see "Market for the Registrant's Common Equity and Related Stockholders' Matters - Taxation of the Company" in the Company's Annual Report on Form 10-K for the year ended November 30, 1996); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns in the Caribbean; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company (including the implementation of the "Safety of Life at Sea Convention" and changes in Federal Maritime Commission surety and guaranty arrangements).

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


                                       CARNIVAL CORPORATION


Dated: July 15, 1997               BY/s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: July 15, 1997               BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer
INDEX TO EXHIBITS


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



