Form 10-Q
period 1997-08-31
CARNIVAL CORP
filed 1997-10-15
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1997

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of October 10, 1997.

               Class A Common Stock, $.01 par value: 297,179,242 shares






                                  CARNIVAL CORPORATION


                                       I N D E X



                                                             Page

Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         August 31, 1997 and November 30, 1996                  1

         Consolidated Statements of Operations -
         Nine and Three Months Ended August 31, 1997
         and August 31, 1996                                    2

         Consolidated Statements of Cash Flows -
         Nine Months Ended August 31, 1997
         and August 31, 1996                                    3

         Notes to Consolidated Financial Statements             4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         11



Part II. Other Information

Item 1:  Legal Proceedings                                     17

Item 5:  Other Information                                     17

Item 6:  Exhibits and Reports on Form 8-K                      17
/TABLE

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                                  CARNIVAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                         (in thousands, except per share data)


                                                    August 31,   November 30,
            ASSETS                                    1997          1996
 CURRENT ASSETS
     Cash and cash equivalents                     $  215,438      $  111,629
     Short-term investments                            10,313          12,486
     Accounts receivable                               49,753          38,109
     Consumable inventories, at average cost           54,394          53,281
     Prepaid expenses and other                        75,134          75,428
          Total current assets                        405,032         290,933

PROPERTY AND EQUIPMENT, NET                         4,131,672       4,099,038

OTHER ASSETS
     Investments in and advances to affiliates        427,718         430,330
     Goodwill, less accumulated amortization of
       $60,511 in 1997 and $55,274 in 1996            214,352         219,589
     Other assets                                      62,991          61,998
                                                   $5,241,765      $5,101,888

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt             $   62,089      $   66,369
     Accounts payable                                 112,021          84,748
     Accrued liabilities                              143,208         126,511
     Customer deposits                                394,598         352,698
     Dividends payable                                 32,688          32,416
          Total current liabilities                   744,604         662,742

LONG-TERM DEBT                                        926,487       1,277,529

CONVERTIBLE NOTES                                                      39,103

DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES        75,434          91,630

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value; one vote per
      share; 399,500 shares authorized; 297,179 and
      239,733 shares issued and outstanding             2,972           2,397
    Class B Common Stock; $.01 par value;
      five votes per share; 100,500 shares
      authorized; 0 and 54,957 shares issued
      and outstanding                                                     550
    Paid-in-capital                                   865,132         819,610
    Retained earnings                               2,620,440       2,207,781
    Other                                               6,696             546
      Total shareholders' equity                    3,495,240       3,030,884
                                                   $5,241,765      $5,101,888



The accompanying notes are an integral part of these financial statements.
                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                       Nine Months           Three Months
                                     Ended August 31,      Ended August 31,
                                   1997          1996      1997         1996
REVENUES                        $1,923,117   $1,737,613   $805,421   $771,989

COSTS AND EXPENSES
   Operating expenses            1,022,742      962,435    388,120    396,195
   Selling and administrative      221,702      209,221     65,483     68,978
   Depreciation and amortization   125,886      107,597     43,228     39,661
                                 1,370,330    1,279,253    496,831    504,834


OPERATING INCOME BEFORE INCOME
  (LOSS) FROM AFFILIATED
  OPERATIONS                       552,787      458,360    308,590    267,155


INCOME (LOSS) FROM AFFILIATED
  OPERATIONS                        (1,323)      12,956     10,371     12,793


OPERATING INCOME                   551,464      471,316    318,961    279,948


NONOPERATING INCOME (EXPENSE)
   Interest income                   5,742       17,280      2,360      2,176
   Interest expense, net of
     capitalized interest          (43,510)     (49,889)   (11,974)   (16,673)
   Other income                      5,561       23,778      3,456     18,709
   Income tax expense               (8,557)     (11,006)   (14,910)   (16,029)
                                   (40,764)     (19,837)   (21,068)   (11,817)

NET INCOME                      $  510,700   $  451,479   $297,893   $268,131

EARNINGS PER SHARE                   $1.71        $1.56       $1.00      $.92








The accompanying notes are an integral part of these financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                Nine Months Ended August 31,
                                                    1997             1996
OPERATING ACTIVITIES
  Net income                                      $ 510,700       $ 451,479
  Adjustments
     Depreciation and amortization                  125,886         107,597
     Dividends received less equity in
       income from affiliates                         8,236          (9,719)
     Loss on sale of Crystal Palace notes receivable                 15,835
     Other                                           (2,615)          3,950
  Changes in operating assets and liabilities
     Increase in receivables                        (12,350)         (8,511)
     Increase in consumable inventories              (1,113)         (2,447)
     Decrease in prepaid and other                       86           3,829
     Increase in accounts payable                    27,273          46,068
     Increase in accrued liabilities                 10,997          29,002
     Increase in customer deposits                   41,900          19,159
       Net cash provided from operations            709,000         656,242

INVESTING ACTIVITIES
     Decrease in short-term investments, net          2,173          31,335
     Additions to property and equipment, net      (158,913)       (514,154)
     Proceeds from litigation settlements applied
       to cost of ships                                              43,050
     Additions to investments in and
       advances to affiliates, net                     (780)       (185,554)
     (Increase) decrease in other
       non-current assets                              (993)         96,807
       Net cash used for investing activities      (158,513)       (528,516)

FINANCING ACTIVITIES
     Principal payments of long-term debt          (383,484)       (683,953)
     Dividends paid                                 (97,769)        (77,389)
     Proceeds from long-term debt                    28,131         663,003
     Issuance of common stock                         6,444           2,999
       Net cash used for financing activities      (446,678)        (95,340)
     Net increase in cash and
       cash equivalents                             103,809          32,386
     Cash and cash equivalents at beginning
       of period                                    111,629          53,365
     Cash and cash equivalents at end of period   $ 215,438       $  85,751

Supplemental disclosure of non-cash transactions
     Conversion of 4-1/2% Convertible Notes into
       Class A Common Stock                       $  39,085       $  70,113
     Issuance of Class A Common Stock in
       connection with investment in Airtours plc $               $ 144,171
     Conversion of Class B Common Stock into
       Class A Common Stock                       $     550       $


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

  The accompanying consolidated balance sheet at August 31, 1997, and the consolidated statements of operations for the nine and three months ended August 31, 1997 and August 31, 1996 and consolidated statements of cash flows for the nine months ended August 31, 1997 and 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries (the "Company") are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

<Caption
                                             August 31,           November 30,
                                                1997                 1996
                                                    (in thousands)

Vessels                                     $4,273,942            $4,269,403
Vessels under construction                     236,623               163,178
                                             4,510,565             4,432,581
Land, buildings and improvements               186,968               170,466
Transportation and other equipment             255,014               204,776

   Total property and equipment              4,952,547             4,807,823

Less - accumulated depreciation and
  amortization                                (820,875)             (708,785)
                                            $4,131,672            $4,099,038

  Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $12.3 million and $18.7 million for the nine months ended August 31, 1997 and August 31, 1996, respectively, and $4.9 million for each of the three months ended August 31, 1997 and 1996.


NOTE 3 - LONG-TERM DEBT AND CONVERTIBLE NOTES

     Long-term debt consisted of the following:


<Caption
                                                      August 31,  November 30,
                                                         1997          1996
                                                           (in thousands)
Commercial Paper                                       $161,624    $  307,298
Unsecured 5.75% Notes Due March 15, 1998                200,000       200,000
$200 Million Multi-currency Revolving
  Credit Facility Due 2001                                            166,000
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                         98,447       140,277
Unsecured 6.15% Notes Due October 1, 2003               124,958       124,953
Unsecured 7.20% Debentures Due October 1, 2023          124,875       124,871
Unsecured 7.7% Notes Due July 15, 2004                   99,921        99,913
Unsecured 7.05% Notes Due May 15, 2005                   99,846        99,831
Other loans payable                                      78,905        80,755
                                                        988,576     1,343,898
Less portion due within one year                        (62,089)      (66,369)
                                                       $926,487    $1,277,529

   The Company's commercial paper program is supported by a one billion dollar unsecured revolving credit facility due 2001 (the "U.S. Dollar Revolver"). In January 1997, the Company extended its commercial paper programs to include its $200 Million Multi-currency Revolving Credit Facility Due 2001 (the "Multi-currency Revolving Credit Facility"). Both revolving credit facilities bear interest at a maximum of LIBOR plus 14 basis points ("BPS") and provide for a facility fee of six BPS on the total facility. Any funds outstanding under the commercial paper programs reduce the aggregate amount available under the U.S. Dollar Revolver and the Multi-currency Revolving Credit Facility. As of August 31, 1997, the Company had $162 million outstanding under its commercial paper programs and $1,038 million available for borrowing under the U.S. Dollar Revolver and Multi-currency Revolving Credit Facility.

     The commercial paper outstanding as of August 31, 1997 bears interest at 5.59% and was due in October 1997. Since the commercial paper programs are backed by long-term revolving credit facilities, balances outstanding under the commercial paper programs have been classified as long-term in the accompanying balance sheets. The Unsecured 5.75% Notes Due March 15, 1998 are expected to be repaid through borrowings under the commercial paper programs, the Company's U.S. Dollar Revolver or through the issuance of additional long-term debt and, as such, have been classified as long-term in the accompanying August 31, 1997 balance sheet.

     During December 1996, the remaining outstanding amount of the Company's 4-1/2% Convertible Subordinated Notes Due July 1, 1997 were converted into approximately 2.2 million shares of the Class A Common Stock of the Company(the "Class A Common Stock").


NOTE 4 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the nine months ended August 31, 1997:


                           COMMON STOCK
                          $.01 PAR VALUE  PAID-IN   RETAINED
                         CLASS A CLASS B  CAPITAL   EARNINGS   OTHER     TOTAL
                                     (in thousands)
Balance November 30, 1996   $2,397 $550  $819,610 $2,207,781 $  546 $3,030,884
Net income for the period                            510,700           510,700
Cash dividends                                       (98,041)          (98,041)
Changes in securities
 valuation allowance                                            312        312
Foreign currency
 translation adjustment                                       4,840      4,840
Issuance of common stock
  upon conversion of
  Convertible Notes             23         39,755                       39,778
Conversion of Class B
  Common Stock into
  Class A Common Stock         550 (550)
Issuance of stock to
 employees under stock
 plans                           2          5,767              (100)     5,669
Vested portion of common
 stock under restricted
 stock plan                                                   1,098      1,098
Balance August 31, 1997     $2,972 $  0  $865,132 $2,620,440 $6,696 $3,495,240

Conversion of Class B Common Stock

     On July 15, 1997, The Micky Arison 1994 "B" Trust (the "B Trust"), a U.S.
trust whose primary beneficiary is Micky Arison, the Company's Chairman of the Board, exercised its right to convert all of the 54,957,142 shares of Class B
Common Stock held by it into an equal number of shares of Class A Common
Stock. Prior to July 1, 1997, the B Trust had been restricted from converting such shares under a stockholders agreement with the Company. Prior to the conversion of the Class B Common Stock, the B Trust was the controlling stockholder of the Company. The holder of Class B Common Stock had the power to elect 75% of the directors of the Company and the Class B Common Stock had five votes per share (as opposed to one vote per share for the Class A Common
Stock) for all other voting matters. As a result of the conversion of the Class B Common Stock, (i) there are no shares of Class B Common Stock outstanding, (ii) all holders of Class A Common Stock (including the B Trust) vote as one class in all elections for directors, and (iii) all shares of Class A Common Stock (including the shares held by the B Trust) have one vote per share for all other voting matters. As a result of the conversion, the B
Trust owns 18.49% of the outstanding Class A Common Stock of the Company.
Although the B Trust is not currently a party to any proxy or voting trust arrangements with respect to the Class A Common Stock that it holds, the B
Trust is not prohibited from entering into such arrangements in the future.


NOTE 5 - TAXATION

  Income Taxes

     Non U.S. companies are exempt from U.S. corporate income tax on U.S. source income from international passenger cruise operations if (i) their countries of incorporation exempt shipping operations of U.S. persons from income tax (the "Incorporation Test") and (ii) they meet either the "CFC Test" or the "Publicly Traded Test." The Company and its subsidiaries involved in the cruise ship operations meet the Incorporation Test because they are incorporated in countries which provide the required exemption to U.S. persons involved in shipping operations. A Company meets the CFC Test if it is a controlled foreign corporation ("CFC") on any day during its fiscal year. A CFC is defined by the Internal Revenue Code as a foreign corporation more than 50% of whose stock is owned by U.S. persons, each of whom owns or is considered to own 10% or more of the corporation's voting power ("U.S. Shareholders"). Through the conversion date of July 15, 1997 (the "Conversion Date") all of the outstanding shares of Class B Common Stock of the Company (the "Class B Common Stock") which represented more than 50% of the total combined voting power of all classes of stock, was owned by the B Trust, which is a "United States Person", and thus, the Company meets the definition of a CFC. Accordingly, the Company believes that it will meet the CFC Test for its entire current taxable year.

     A corporation meets the Publicly Traded Test if the stock of the corporation (or the direct or indirect corporate parent thereof) is "primarily and regularly traded on an established securities market" in the United States. Although no Treasury regulations have been promulgated that explain when stock is primarily and regularly traded for purposes of this exemption, Treasury regulations have been promulgated interpreting a similar phrase under another section. Under that section's regulations, stock is considered primarily and regularly traded if: (i) 80% (by vote and value) of the stock of the corporation is listed on an established securities market in the United States where more shares are traded than in any other country, (ii) trades of such stock are effected on such market, other than in de minimis quantities, on at least 60 days during the taxable year, (iii) the aggregate number of shares so traded is equal to 10% or more of the average number of shares outstanding during the taxable year, and (iv) the company is not "closely held." The Company believes that it will meet the foregoing requirements for the portion of its taxable year beginning after the Conversion Date and for future taxable years.

     Accordingly, the Company believes that virtually all of its income (with the exception of its United States source income from the operation of transportation, hotel and tour business of HAL Antillen N.V.) is exempt from United States federal income taxes. However, if the Company or the subsidiaries were found to meet neither the CFC Test nor the Publicly Traded Test for 1997 or any future year, much of their income would become subject to taxation by the United States at higher than normal corporate tax rates.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

   Capital Expenditures

  The following table provides a description of ships currently under contract for construction (in millions of dollars):

                    Expected                  Number   Estimated   Remaining
                    Service    Contract      of Lower    Total    Cost to Be
Vessel               Date     Denomination    Berths     Cost        Paid
Holland America Line:
  Rotterdam VI       11/97     Lire            1,320    $  270     $  186
  HAL Newbuild        3/99     Lire            1,440       300        285
  HAL Newbuild       10/99     Lire            1,440       300        285
Carnival Cruise Lines:
  Elation             3/98     U. S. Dollar    2,040       300        248
  Paradise           12/98     U. S. Dollar    2,040       300        281
  Carnival Triumph    7/99     Lire            2,640       400        352
  Carnival Victory    8/00     U. S. Dollar    2,640       430        426

                                              13,560    $2,300     $2,063

     Contracts denominated in foreign currencies have been fixed into U.S. Dollars through the utilization of forward currency contracts. In connection with the vessels under construction described above, the Company has paid $237 million through August 31, 1997 and anticipates paying approximately $570 million during the twelve month period ending August 31, 1998 and approximately $1.5 billion beyond August 31, 1998. In September 1997, the Company announced that it is in negotiations with shipyards for an additional newbuilding package for its Carnival Cruise Lines, Holland America Line and Costa brands which is expected to approach $2 billion.

     In addition, in April 1997 the Company reached an agreement to acquire the Club Med I, a 312 berth vessel, from Club Mediterranee, S.A. and Services et Transports for approximately $45 million. The Company anticipates closing on the purchase of the vessel in early 1998, with the vessel beginning operation in the Company's luxury sail-cruise company, Windstar Cruises, in May 1998.

Litigation

     Several actions (collectively the "Port Charges Complaints") have been filed against the Company or Holland America Westours on behalf of purported classes of persons who traveled on a Company or Holland America Westours ship and paid port charges to the Company or Holland America Westours. These actions allege that statements made by the Company or Holland America Westours in advertising and promotional materials concerning port charges were false and misleading. Four such actions were filed against the Company in the Circuit Court for Dade County, Florida, and others were filed against the Company in the Chancery Court in Dyer County, Tennessee, the Superior Court in Maricopa County, Arizona and in the following United States District Courts: the Middle District of Louisiana; the Southern District of Ohio, Western Division; the Western District of Kentucky, Louisville Division; the Eastern District of Michigan, Southern Division; the Northern District of Georgia, Atlanta Division; and the Northern District of Alabama, Western Division. One such action was filed against Holland America Westours in the Superior Court in King County, Washington. The Florida, Tennessee, Louisiana, Alabama and Washington actions have been brought on behalf of purported nationwide classes; the other actions on behalf of purported statewide classes. Nationwide classes were conditionally certified in the Tennessee, Louisiana and Alabama actions.

     The Florida actions allege violations of the Florida Deceptive and Unfair Trade Practices Act, fraudulent inducement, conversion and unjust enrichment. The Tennessee, Louisiana, Kentucky, Michigan, Georgia, Ohio and Alabama actions allege violations of various state consumer protection statutes, fraud, fraudulent misrepresentations and/or omissions, negligent misrepresentations and/or omissions, negligence, breach of fiduciary duties, restitution, unjust enrichment, and breach of implied covenants of good faith and fair dealing. The Washington action alleges claims of negligent misrepresentation, unjust enrichment and violations of the Washington Consumer Protection Act. Plaintiffs in these cases seek compensatory damages (in some cases alleged to be up to $25,000 per putative class member) or, alternatively, refunds of portions of port charges paid, disgorgement of funds, an accounting, attorneys' fees and costs, prejudgment interest, punitive damages and injunctive and declaratory relief.

     In May 1997, on the Company's motions, the Florida actions were dismissed without prejudice and in June 1997 amended complaints were filed. The Company has moved to dismiss the amended complaints. The Company has filed a motion to dismiss the Louisiana action on the grounds, among others, that the putative representative plaintiff did not purchase a Company cruise, and the plaintiff has indicated that it will stipulate to withdraw the action with prejudice. In the Washington action, Holland America Westours' motion to dismiss was denied, as was the plaintiffs' motion for class certification.
The Company has filed motions to dismiss, on the grounds of inconvenient forum, or alternatively transfer to Florida, in the Louisiana, Kentucky, Michigan, Georgia, Ohio and Alabama actions, and motions to dismiss, on the grounds of inconvenient forum, in the Arizona and Tennessee actions. The Arizona Court granted the Company's motion and dismissed that action.

     In June and August 1996, two complaints were filed against the Company and Holland America Westours, respectively, in California Superior Court in Los Angeles County (collectively the "Travel Agent Complaints") on behalf of purported classes of all travel agencies who during the past four years booked a cruise with the Company or Holland America Westours. The complaints in these actions claim that the Company's and Holland America Westours' advertising practices regarding port charges resulted in an improper commission bypass and allege claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud. The complaints sought unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. The court granted the motions of the Company and Holland America Westours to dismiss one of the California actions and stay the second such action on grounds of forum non conveniens. The plaintiff in the dismissed California action has filed a complaint similar to the one it had filed in California in the Circuit Court for Dade County, Florida. The Company has moved to dismiss this complaint.

     An action alleging claims similar to those raised in the California actions, filed in the Judicial District Court in Hennepin County, Minnesota, was withdrawn with prejudice after the Company filed a motion to dismiss on the grounds, among others, that the putative representative plaintiff had not booked any cruises with the Company.

     The remaining Port Charges and Travel Agent Complaints are in preliminary stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management believes that the Company has substantial and meritorious defenses to the claims. Purported class actions similar to the Port Charges and Travel Agent Complaints have been filed against five other cruise lines.

         In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.


NOTE 7 - RECENT EVENTS

    In June 1997, the Company and Airtours plc ("Airtours"), a large publicly traded (London Stock Exchange) tour company in which the Company holds a 28% interest, successfully completed the joint offer to acquire an interest in the outstanding equity securities of Costa Crociere, S.p.A. ("Costa"), an Italian cruise company listed on the Milan Stock Exchange. With the completion of the offer, the Company and Airtours each own 50% of Il Ponte, S.p.A. ("Il Ponte"), a holding company which was purchased from the Costa family. Il Ponte in turn now owns 98% of the ordinary share capital, 93% of the savings shares and 47% of the savings share warrants of Costa. The total cost of acquiring Il Ponte and Costa shares was approximately $266 million, of which approximately $190 million was paid by Il Ponte and the balance was paid equally by the Company and Airtours. The $190 million which was paid by Il Ponte was funded by borrowings, of which the Company guaranteed $95 million. The Company is accounting for its investment in Il Ponte using the equity method of accounting on a two month lag basis.

    In September 1997, the Company announced that it was dissolving its Asian cruise joint venture with Hyundai Merchant Marine (formed in September 1996) and would repurchase the cruise ship Tropicale from the joint venture. The Company expects to record a charge of $3.6 million in the fourth quarter of 1997 resulting from the dissolution of the joint venture. In September 1997, the Company repurchased the Tropicale from the joint venture for $93 million, approximately the same price for which the joint venture purchased the ship from the Company in 1996. The deferred gain of $55.2 million in the Company's August 31, 1997 balance sheet which resulted from the sale of the Tropicale to the joint venture will be reclassified as a reduction of the Company's cost basis of the Tropicale upon its repurchase from the joint venture in September 1997.

    In October 1997, Carnival Hotels and Casinos ("CHC"), which is 24.9% owned by the Company, entered into a merger agreement with Patriot American Hospitality, Inc. ("Patriot") under which Patriot will acquire CHC's hotel management division in exchange for shares of Patriot's preferred stock.
CHC's gaming division will be spun off into a separate subsidiary which will be retained by the existing CHC shareholders. This transaction is expected to result in a small gain which the Company will record when the transaction closes.


NOTE 8 - RECENT PRONOUNCEMENTS

     In January 1997, the Financial Accounting Standards Board issued Statement of Financial Standard ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and fully diluted earnings per share. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computation.

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

General

     The Company earns its cruise revenues primarily from (i) the sale of passenger tickets, which include accommodations, meals, most shipboard activities and in many cases airfare, and (ii) the sale of goods and services on board its cruise ships, such as casino gaming, liquor sales, gift shop sales and other related services. The Company also derives revenues from the tour and related operations of HAL Antillen N.V. ("HAL"), which owns Holland America Westours and Holland America Cruise Line.

     The following table presents selected segment and statistical information for the periods indicated:


                     Nine Months Ended August 31, Three Months Ended August 31,
                            1997           1996           1997          1996
                      (in thousands, except selected statistical information)

REVENUES:
   Cruise                  $1,753,416    $1,549,004     $668,813     $617,985
   Tour                       218,681       238,550      181,011      197,772
   Intersegment revenues      (48,980)      (49,941)     (44,403)     (43,768)
                           $1,923,117    $1,737,613     $805,421     $771,989

OPERATING EXPENSES:
   Cruise                  $  902,786    $  827,894     $301,170     $295,199
   Tour                       168,936       184,482      131,353      144,764
   Intersegment expenses      (48,980)      (49,941)     (44,403)     (43,768)
                           $1,022,742    $  962,435     $388,120     $396,195

OPERATING INCOME:
   Cruise                  $  539,566      $434,680     $274,282     $228,156
   Tour                        18,783        26,100       35,391       39,644
   Income (loss) from
     affiliates and
     corporate expenses        (6,885)       10,536        9,288       12,148
                           $  551,464      $471,316     $318,961     $279,948

SELECTED STATISTICAL INFORMATION:
   Passengers Carried       1,504,000     1,351,000      554,000      507,000
   Passenger Cruise Days    9,167,000     8,088,000    3,286,000    2,987,000
   Occupancy Percentage         109.6%        109.7%       114.3%       114.5%


     The following table presents operations data expressed as a percentage of total revenues for the periods indicated:


                                  Nine Months          Three Months
                                Ended August 31,      Ended August 31,
                                1997         1996     1997         1996

REVENUES                        100%         100%       100%        100%

COSTS AND EXPENSES:
   Operating expenses            53           56         48          51
   Selling and administrative    12           12          8           9
   Depreciation and amortization  6            6          5           5
OPERATING INCOME BEFORE
 INCOME FROM AFFILIATED
 OPERATIONS                      29           26         39          35
   Income from affiliated
    operations                    -            1          1           1
OPERATING INCOME                 29           27         40          36
NONOPERATING INCOME (EXPENSE)    (2)          (1)        (3)         (1)
NET INCOME                       27%          26%        37%         35%

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

     In April 1996, the Company made an investment in Airtours which it records using the equity basis of accounting. Starting with the Company's quarter ended August 31, 1996, the Company's portion of Airtours' operating results are being recorded by the Company on a two month lag basis. Airtours' earnings are seasonal due to the nature of the European leisure travel industry. Demand for Airtours vacations is highest during the summer months when Europeans typically take extended vacations. During the last two fiscal years, Airtours' third and fourth fiscal quarters, ending June 30 and September 30, respectively, have been profitable, with the fourth quarter being its most profitable quarter. During this same period, Airtours experienced seasonal losses in its first and second fiscal quarters ending on December 31 and March 31, respectively.

     In June 1997, the Company made an investment in Costa (See Note 7), which it is recording using the equity basis of accounting. Starting with the Company's quarter ending November 30, 1997, the Company's portion of Costa's operating results will be recorded by the Company on a two month lag basis. Historically, demand for Costa's cruises has been greatest during the summer months when their ships operate in the Mediterranean and Northern Europe for which they obtain higher pricing. Demand for Costa cruises is lower during the winter months when their ships sail in more competitive markets.


Nine Months Ended August 31, 1997 Compared
To Nine Months Ended August 31, 1996

     Revenues

     The increase in total revenues of $185.5 million, or 10.7%, from the first nine months of 1996 to the first nine months of 1997 was due to a 13.2% increase in cruise revenues which was partially offset by a decrease in tour revenues. The increase in cruise revenues was primarily the result of a 13.4% increase in capacity for the period resulting from the addition of Carnival Cruise Lines' cruise ships Inspiration and Carnival Destiny in March and November 1996, respectively, and Holland America Line's cruise ship Veendam in May 1996. The capacity increase resulting from the introduction of new vessels was partially offset by the removal from service from the Carnival Cruise Lines fleet of the Festivale in April 1996. Occupancy, gross revenue per passenger cruise day and gross yield (total revenue per available lower berth day) were all about the same level as in 1996. However, gross revenue per passenger cruise day and gross yield were reduced in 1997 by a decrease in the number of passengers electing to use the Company's air program. When a passenger elects to purchase his/her own air transportation, rather than use the Company's air program, both the Company's cruise revenues and operating expenses decrease by approximately the same amount. Tour revenues decreased $19.9 million, or 8.3%, due to a decrease in the number of tours sold.

     Average capacity is expected to increase approximately 7.2% during the fourth fiscal quarter of 1997 as compared with the same period in 1996. Average capacity is expected to increase approximately 11.9% during the fiscal year ending November 30, 1997 as compared with the fiscal year ended November 30, 1996. The increases in capacity are primarily a result of the introduction into service of the vessels described above and have been adjusted for the delay in delivery of the Rotterdam VI discussed below.

     The Company had been expecting to take delivery of the Rotterdam VI from the shipyard on about October 1, 1997. The Rotterdam VI is to replace the Rotterdam V which was sold by the Company in early October. On September 18, 1997 the Company announced that the shipyard had informed the Company that the Rotterdam VI's delivery would be delayed and consequently the Company was canceling its first two cruises. Because of this delay, the Company has canceled a third cruise for the new Rotterdam. The Company believes that the cancellation of these cruises will reduce its earnings for the fourth quarter by approximately nine million dollars.


     Costs and Expenses

     Operating expenses increased $60.3 million, or 6.3%, from the first nine months of 1996 to the first nine months of 1997. Cruise operating costs increased by $74.9 million, or 9.0%, to $902.8 million in the first nine months of 1997 from $827.9 million in the first nine months of 1996, primarily due to additional costs associated with the increased capacity. Tour operating costs decreased $15.5 million, or 8.4%, primarily due to the reduction in tour volume.

     Selling and administrative costs increased $12.5 million, or 6.0%, during the first nine months of 1997 as compared with the same nine months of 1996 primarily due to an increase in payroll and related costs as well as other miscellaneous expenses associated with the increase in capacity.

     Depreciation and amortization increased by $18.3 million, or 17.0%, to $125.9 million in the first nine months of 1997 from $107.6 million in the first nine months of 1996 primarily due to the addition of the Inspiration, the Veendam and the Carnival Destiny.


     Affiliated Operations

     During the first nine months of 1997, the Company recorded $1.3 million of losses from affiliated operations. Approximately $1.4 million of losses were attributable to the Company's 28% interest in Airtours, acquired in April 1996. Airtours' earnings are seasonal, historically incurring losses during its first two fiscal quarters and profits during its last two fiscal quarters. See "General" above for a further discussion of Airtours' seasonality. For the first nine months of 1996, the Company recorded profits of $5.0 million attributable to its interest in Airtours. Had the Company owned its interest in Airtours during the entire nine months of 1996, the Company's earnings for the 1996 period, excluding the cost of capital, would have been reduced by approximately $10.6 million.


     Nonoperating Income (Expense)

    Interest income decreased $11.5 million in 1997 primarily due to a decrease in cash balances and notes receivable. Cash balances were unusually high during the early months of fiscal 1996, because of United Kingdom regulatory requirements which caused the Company to deposit funds in escrow approximately three months prior to acquiring an interest in Airtours. Notes receivable decreased due to the sale by the Company in the second quarter of 1996 of its holding of 13% senior secured notes due 2003 of Kloster Cruise Limited. Gross interest expense (excluding capitalized interest) decreased $12.8 million in 1997 as a result of reduced debt balances. Capitalized interest decreased $6.4 million due to lower levels of investments in ship construction projects during the first half of 1997 as compared with the same period in 1996. Other income decreased by $18.2 million in 1997 primarily because the first nine months of fiscal 1996 included a $32 million gain from the settlement of bankruptcy claims against Wartsila Marine Industries Incorporated less a loss of $15.8 million from the sale of certain notes receivable. Included in other income in the first nine months of 1997 is $3.2 million which represents the net effect of the recognition of the remaining deferred gain from the sale of Carnival Cruise Lines' Festivale, less a loss from the sale of Holland America Line's Rotterdam V.


Three Months Ended August 31, 1997 Compared
To Three Months Ended August 31, 1996

     Revenues

     The increase in total revenues of $33.4 million, or 4.3%, from the third quarter of 1996 to the third quarter of 1997 was due to an 8.2% increase in cruise revenues which was partially offset by a decrease in tour revenues.
The increase in cruise revenues of $50.8 million was primarily the result of a 10.2% increase in capacity resulting from the addition of Carnival Cruise Lines' cruise ship Carnival Destiny in November 1996. Occupancy rates were down .2% and gross revenue per passenger cruise day was down 1.6% resulting in a decrease of 1.8% in gross yield. Gross revenue per passenger cruise day and gross yield both decreased because of a reduction in the number of passengers electing to use the Company's air program. See Revenues for the Nine Months Ended August 31, 1997 Compared To Nine Months Ended August 31, 1996 discussion above.

     Tour revenues decreased $16.8 million, or 8.5%, due to a decrease in the number of tours sold.

     Costs and Expenses

     Operating expenses decreased $8.1 million, or 2.0%, from the third quarter of 1996 to the third quarter of 1997. Cruise operating costs increased by $6.0 million, or 2.0%, to $301.2 million in the third quarter of 1997 from $295.2 million in the third quarter of 1996, primarily due to additional costs associated with the increased capacity. Tour operating costs decreased $13.4 million, or 9.3%, primarily due to the reduction in tour revenues.

     Selling and administrative costs decreased $3.5 million, or 5.1%, primarily due to a decrease in advertising expense during the third quarter of 1997 as compared with the same quarter of 1996 partially offset by increases in payroll and related costs as well as other miscellaneous expenses associated with the increase in capacity.

     Depreciation and amortization increased by $3.6 million, or 9.0%, to $43.2 million in the third quarter of 1997 from $39.7 million in the third quarter of 1996 primarily due to the addition of the Carnival Destiny.

     Affiliated Operations

     During the third quarter of 1997, the Company recorded $10.4 million of income from affiliated operations as compared with $12.8 million in the third quarter of 1996. The Company's portion of Airtours earnings increased $1.9 million to $6.9 million in the third quarter ended August 31, 1997, however this increase was more than offset by decreases in the Company's portion of income from other equity investments.

     Nonoperating Income (Expense)

     Interest income and capitalized interest essentially remained at the same levels as experienced in the third quarter of 1996. Gross interest expense (excluding capitalized interest) decreased $4.7 million in the third quarter of fiscal 1997 due to lower debt balances. Other income (expense) decreased $15.3 million primarily for the same reasons discussed in the Nonoperating Income (Expense) explanation in the Nine Months Ended August 31, 1997 Compared To Nine Months Ended August 31, 1996 section above.


LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     The Company's business provided $709.0 million of net cash from operations during the nine months ended August 31, 1997, an increase of 8.0% compared to the corresponding period in 1996.

     During the nine months ended August 31, 1997, the Company expended approximately $158.9 million on capital projects, of which $74.1 million was spent in connection with its ongoing shipbuilding program. The remainder was spent on the acquisition of a private island in the Caribbean, to be used as a destination for certain HAL itineraries, transportation equipment, vessel refurbishments, tour assets and other equipment.

     The Company made scheduled principal payments totaling approximately $41.8 million under various individual vessel mortgage loans during the nine months ended August 31, 1997. During this same period, the Company made net repayments of $311.7 million under its commercial paper programs.

     In June 1997, the Company and Airtours completed the acquisition of Costa, an Italian cruise company listed on the Milan Stock Exchange. The total cost of the Costa acquisition was approximately $266 million, with the Company and Airtours each responsible for funding fifty percent of the total cost. See Note 7 of Notes to Consolidated Financial Statements for a description of funding for the acquisition.


     Future Commitments

     The Company has contracts for the delivery of seven new vessels over the next three years. The Company will pay approximately $570 million during the twelve month period ending August 31, 1998 relating to the construction and delivery of those new cruise ships and approximately $1.5 billion beyond August 31, 1998. The Company also has an agreement to acquire a 312 berth cruise ship in the spring of 1998 for approximately $45 million. At August 31, 1997, the Company had $988.6 million of long-term debt of which $262.1 million is due during the twelve month period ending August 31, 1998. Included in the $262.1 million of debt due during the next twelve months is $200.0 million of Unsecured 5.75% Notes Due March 15, 1998 which the Company plans to repay through borrowings under the commercial paper programs or through issuance of long-term debt. See Note 3 in the accompanying financial statements for more information regarding the Company's debt. The Company also enters into forward foreign currency contracts and interest rate swap agreements to hedge the impact of foreign currency and interest rate fluctuations.


     Funding Sources

     Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may also fund a portion of these cash requirements from borrowings under its U.S. Dollar Revolver or commercial paper programs and/or through the issuance of long-term debt in the public or private markets. As of August 31, 1997, the Company had $1,038 million available for borrowing under its U.S. Dollar Revolver and Multi-currency Revolving Credit Facility.

     To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities and/or commercial paper programs, the Company believes that it will be able to secure such financing from banks or through the offering of short-term or long-term debt and/or equity securities in the public or private markets. In this regard, the Company has filed two Registration Statements on Form S-3 (the "Shelf Registration") relating to a shelf offering of up to $500 million aggregate principal amount of debt or equity securities. At August 31, 1997, a balance of $270 million aggregate principal amount of debt or equity securities remains available for issuance under the Shelf Registration.
PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     The discussions of legal proceedings set forth in "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS, NOTE 6 - COMMITMENTS AND CONTINGENCIES" contained herein and "PART I. ITEM 3. LEGAL PROCEEDINGS" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 are incorporated by reference into this Item.

ITEM 5: Other Information

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises; pricing policies followed by competitors of the Company; increases in cruise industry capacity in the Caribbean and Alaska; changes in tax laws and regulations (see Part II
- Other Information, Item 5 - Other Information (b) - Taxation of the Company in the Company's filing of Form 10-Q for the period ended May 31, 1997); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns in the Caribbean; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company (including the implementation of the "Safety of Life at Sea Convention" and changes in Federal Maritime Commission surety and guaranty arrangements).


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
11     Statement Regarding Computation of Per Share Earnings
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule

(b) Reports on Form 8-K
       Current report on Form 8-K (File No. 1-9610) filed with the Commission on June 26, 1997 related to a bid for the acquisition of Celebrity Cruise
Line.
/TABLE

                                       SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION


Dated: October 14, 1997             BY/s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated: October 14, 1997             BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman, Chief Financial and
                                          Accounting Officer
INDEX TO EXHIBITS

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