Form 10-K
period 1997-11-30
CARNIVAL CORP
filed 1998-02-27
CIK 815097

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

 (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1997
                                     OR

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $8,841,000,000 based upon the closing market price on February 24, 1998 of a share of Class A Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

     At February 24, 1998, the Registrant had outstanding 297,388,986 shares of its Class A Common Stock, $.01 par value and zero shares of its Class B Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 1997 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (b).     Market for the Registrant's Common Stock and Related
                       Stockholder Matters - Market Information and Holders

Item 6.                Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.                Financial Statements and Supplementary Data


     The information described below and contained in the Registrant's 1998 definitive Proxy Statement, to be filed with the Commission is incorporated by reference into this Form 10-K.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrant.

Item 11.               Executive Compensation.

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management.

Item 13.               Certain Relationships and Related Transactions.


                                      PART I

  Item 1.  Business

     A.  General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974. Carnival Corporation, including its wholly owned subsidiaries (the "Company"), is the world's largest multiple-night cruise company based on the number of passengers carried, revenues generated, and available capacity. The Company offers a broad range of cruise products, serving the contemporary cruise market through Carnival Cruise Lines ("Carnival"), the premium cruise market through Holland America Line ("HAL") and the luxury cruise market through Windstar Cruises (collectively the "Wholly Owned Cruise Operations"). The Company also directly or indirectly owns equity interests in Seabourn Cruise Line ("Seabourn"), Costa Crociere S.p.A. ("Costa"), and Airtours plc ("Airtours"), an integrated leisure travel group of companies which also operates cruise ships (collectively the "Affiliated Cruise Operations"). Seabourn targets the luxury market and Costa and Airtours' Sun Cruises target the contemporary market.

  The following table summarizes the cruise operations of the Company:

                        Percentage                              Primary
          Cruise         Owned by     Number     Passenger     Geographic
          Brand         the Company  of Ships    Capacity(1)    Market
Wholly Owned Cruise
  Operations:
    Carnival Cruise Lines   100%       11        20,332       North America
    Holland America Line    100%        8        10,302       North America
    Windstar Cruises        100%        3           444       North America
                                       22        31,078
Affiliated Cruise
  Operations:
    Costa Crociere           50%(2)     7         7,710       Europe
    Seabourn Cruise Line     50%        3           612       North America
    Airtours' Sun Cruises    28%        3         2,924       Europe
                                       13        11,246
                                       35        42,324

  (1) In accordance with industry practice all capacities indicated within this document are calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (2) The 50% of Costa not owned by the Company is owned by Airtours. The Company, including the Company's interest in Airtours, indirectly owns 64% of Costa.

     Historically, the Company's cruise products have been marketed primarily in North America. Beginning in 1996, the Company took steps to expand its markets into Europe through the acquisition of its interest in Airtours in 1996 and Costa in June 1997. Airtours is the largest air inclusive tour operator in the world, sells packaged tours in the British, Belgian, French, Dutch, Scandinavian and North American markets and operates three cruise ships under the Sun Cruises name. Costa, which is headquartered in Italy, sells the majority of its cruises in Southern Europe, primarily Italy, France and Spain. The cruise markets in Europe are much smaller than the North American market. European cruise passengers carried in 1997 are estimated to be approximately 1.2 million compared to approximately 5 million from North America.

     The Company has signed agreements with various shipyards providing for the construction of additional cruise ships. The following table reflects a summary of new ship agreements for the Company's Wholly Owned Cruise
Operations:

                                  EXPECTED
                                  SERVICE          PASSENGER
       VESSEL                     DATE(1)          CAPACITY
       Carnival Cruise Lines:
          Elation                  3/98               2,040
          Paradise                12/98               2,040
          Carnival Triumph         7/99               2,766
          Carnival Victory         8/00               2,766
          CCL Newbuild            12/00               2,100
          CCL Newbuild             2001               2,100(2)
          CCL Newbuild             2002               2,100(2)
            Total Carnival Cruise Line               15,912
       Holland America Line:
          Volendam                 6/99               1,440
          Zaandam                 12/99               1,440
          HAL Newbuild             9/00               1,380
            Total Holland America Line                4,260
       Windstar Cruises:
          Wind Surf                5/98                 312(3)
            Total                                    20,484

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) The Company has an option for the construction of the vessel. The option price is denominated in German Marks and has not been fixed into U.S. Dollars. No assurance can be given that the option to construct the vessel will be exercised.
  (3) The Wind Surf is the existing Club Med I which the Company is acquiring from Club Mediterranee, S.A. and Services et Transports.

     As a result of this shipbuilding program, the Company currently expects, assuming none of the Company's existing fleet is retired, its passenger capacity for its Wholly Owned Cruise Operations will increase by 52% to 47,362 by the end of 2000.

     During 1997, the Company announced that it was in negotiations with shipyards to build a new class of ships for each of its Carnival Cruise Lines, Holland America Line and Costa brands which are expected to cost approximately $2 billion. In this regard, in January 1998, the Company announced that the first of these orders had been placed by Costa to construct a 2,100 passenger, 82,000 gross registered ton vessel for approximately 700 billion Lira (approximately U.S. $390 million). In February 1998, the Company announced other agreements to construct a new class of vessel for its Carnival Cruise Line brand. The agreements for this new class of vessel for the Carnival Cruise Lines brand, which are included in the table above, include a contract to purchase one vessel in 2000 and options to acquire an additional vessel in each of 2001 and 2002. Additional orders of a new class of vessel for Holland America Line are expected to be finalized in 1998.

     In addition to its cruise operations, the Company operates a tour business, through Holland America Line-Westours Inc. ("Holland America Westours"), which markets sightseeing tours both separately and as a part of HAL cruise/tour packages. Holland America Westours operates 14 hotels in Alaska and the Canadian Yukon, two luxury day-boats offering tours to the glaciers of Alaska and the Yukon River, over 300 motor coaches used for sightseeing and charters in the states of Washington and Alaska and in the Canadian Rockies and 13 private domed rail cars which are run on the Alaskan railroad between Anchorage and Fairbanks.

    B.  Cruise Ship Segment - Wholly Owned Cruise Operations

     North American Cruise Industry

     The passenger cruise industry as it exists today began in approximately 1970. Over time, the industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sight-seeing destinations. According to Cruise Lines International Association ("CLIA"), an industry trade group, in 1970 approximately 500,000 North American passengers took cruises for three consecutive nights or more. CLIA estimates that this number reached 5 million passengers in 1997, an average compound annual growth rate of 8.9% since 1970. Also, according to CLIA, by the end of 1997 the number of ships in service totaled 136 with an aggregate capacity of approximately 119,000 berths. CLIA estimates that the number of passengers carried in North America increased from 4.6 million in 1996 to 5.0 million in 1997 or approximately 8.7%.

     CLIA estimates that the number of cruise passengers will grow to approximately 5.3 million in 1998. CLIA projections (updated for recently announced shipbuilding contracts) indicate that by the end of 1998, 1999 and 2000 North America will be served by 144, 151 and 157 vessels, respectively, having an aggregate capacity of approximately 132,000, 147,000 and 160,000 berths, respectively. CLIA estimates of new ship introductions are based on scheduled ship deliveries and could increase. The lead time for design, construction and delivery of a typical cruise ship is approximately two to three years. In addition, CLIA's estimates of capacity do not include assumptions related to unannounced ship withdrawals due to age or changes in itineraries and, as a result, could indicate a higher percentage growth in capacity than will actually occur.
Nonetheless, net capacity in the North American cruise market will most likely increase over the next several years.

     The following table sets forth the North American industry and Company growth over the past five years based on passengers carried for at least three consecutive nights:

                                                      WHOLLY OWNED CRUISE
                             NORTH AMERICAN              OPERATIONS
                                CRUISE                   PASSENGERS
     YEAR                     PASSENGERS*                 CARRIED
                              (Calendar)                  (Fiscal)
     1997                    5,000,000(est)               1,945,000
     1996                    4,659,000                    1,764,000
     1995                    4,378,000                    1,543,000
     1994                    4,448,000                    1,354,000
     1993                    4,480,000                    1,154,000

*Source: CLIA.

     From 1993 through 1997, the Company's average compound annual growth rate in number of passengers carried was 13.9% versus the industry average of 2.8%.

     The Company's passenger capacity has grown from 21,626 at November 30, 1993 to 31,078 at November 30, 1997. During 1994, net capacity increased by 2,369 berths due to the delivery of the Fascination and Ryndam, net of the 937 decrease in berths related to the sale of the Carnivale. In 1995, with the delivery of the Imagination, capacity increased by 2,040 berths. During 1996, net capacity increased by 4,802 berths due to delivery of the Inspiration, the Veendam and the Carnival Destiny, net of the 1,146 decrease in passenger capacity related to the sale of the Festivale. In 1997 net capacity increased 241 berths due to the delivery of the Rotterdam VI net of the 1,075 decrease in passenger capacity due to the sale of the Rotterdam V.

     In spite of the cruise industry's growth since 1970, the Company believes cruises represent only approximately 2% of the applicable North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving at least one night's stay in a hotel. Only an estimated 8% of the North American population has ever taken a cruise.

     Cruise Ships and Itineraries

     Under the Carnival Cruise Lines name, the Company serves the contemporary market with eleven ships (the "Carnival Ships"). All of the Carnival Ships were designed by and built for Carnival, including ten SuperLiners which are among the largest in the cruise industry. Nine of the Carnival Ships operate in the Caribbean during all or a portion of the year and two Carnival Ships call on ports in the Mexican Riviera year round. One Carnival Ship also offers cruises to Alaska, the Hawaiian Islands and the Panama Canal. See "Sales and Marketing".

     Through its subsidiary, HAL, the Company operates eleven ships offering premium or luxury specialty vacations. Eight of these ships, the Rotterdam, the Nieuw Amsterdam, the Noordam, the Westerdam, the Statendam, the Maasdam, the Ryndam and the Veendam, are operated under the Holland America Line name (the "HAL Ships"). The remaining three ships, the Wind Star, the Wind Song and the Wind Spirit, are operated under the Windstar Cruises name (the "Windstar Ships").

     The HAL Ships offer premium cruises of various lengths in the Caribbean, Alaska, Panama Canal, Europe, the Mediterranean, Hawaii, South Pacific, South America and the Orient. Cruise lengths vary from one to 102 days, with a large proportion of cruises being seven or ten days in length. Periodically, the HAL Ships make longer grand cruises or operate on special itineraries. For example, in 1997, the Rotterdam made a 102-day world cruise, and the Nieuw Amsterdam made a 62 day grand Orient voyage. HAL will continue to offer these special and longer itineraries in order to increase travel opportunities for its customers and strengthen its cruise offerings in view of the fleet expansion. The majority of the HAL Ships operate in the Caribbean during fall to early spring and in Alaska during late spring to early fall. In order to offer a unique destination and compete with other cruise lines more effectively while operating in the Caribbean, in December 1997 Holland America Line introduced into its Caribbean itineraries a private island, Half Moon Cay. Half Moon Cay is a 2400 acre island acquired by Holland America Line in December 1996. Facilities were constructed on the island on 45 acres along a crescent-shaped white sand beach. The remainder of the island remains undeveloped.
The facilities on Half Moon Cay include bars, shops, restrooms, a post office, chapel, ice cream shop as well as a food pavilion with open-air dining shelters and a bandstand.

     The three Windstar Ships currently operate in the Caribbean, the Mediterranean and Costa Rica.

     The following table presents summary information concerning the Company's ships. Areas of operation reflect 1997 itineraries and are subject to change.

                                   YEAR                             1997
                                 FIRST IN        GROSS    LENGTH   PRIMARY
                          YEAR   COMPANY PAX   REGISTERED   &      AREAS OF
NAME           REGISTRY   BUILT  SERVICE CAP(1)   TONS    WIDTH   OPERATION
Carnival Cruise Lines:
Carnival Destiny Panama      1996  1997   2,642  101,350  893/116 Caribbean
Inspiration      Panama      1996  1996   2,040   70,367  855/104 Caribbean
Imagination      Panama      1995  1995   2,040   70,367  855/104 Caribbean
Fascination      Panama      1994  1994   2,040   70,367  855/104 Caribbean
Sensation        Panama      1993  1993   2,040   70,367  855/104 Caribbean
Ecstasy          Liberia     1991  1991   2,040   70,367  855/104 Caribbean
Fantasy          Liberia     1990  1990   2,044   70,367  855/104 Bahamas
Celebration      Liberia     1987  1987   1,486   47,262   738/92 Caribbean
Jubilee          Panama      1986  1986   1,486   47,262   738/92 Mexican
                                                                  Riviera
Holiday          Panama      1985  1985   1,452   46,052   727/92 Mexican
                                                                  Riviera
Tropicale        Liberia     1982  1982   1,022   36,674   660/85 Alaska,
                                                                  Caribbean
  Total Carnival Ships Capacity......... 20,332
Holland America Line:
Rotterdam        Netherlands 1997  1997   1,316   62,000  780/106 Alaska(2),
                                                                  Worldwide
Veendam          Bahamas     1996  1996   1,266   55,451  720/101 Alaska,
                                                                  Caribbean
Ryndam           Netherlands 1994  1994   1,266   55,451  720/101 Alaska,
                                                                  Caribbean
Maasdam          Netherlands 1993  1993   1,266   55,451  720/101 Europe,
                                                               Panama Canal
Statendam        Netherlands 1993  1993   1,266   55,451  720/101 Alaska,
                                                                  Caribbean
Westerdam        Netherlands 1986  1988   1,494   53,872   798/95 Canada,
                                                                  Caribbean
Noordam          Netherlands 1984  1984   1,214   33,930   704/89 Alaska,
                                                                  Caribbean
Nieuw Amsterdam  Netherlands 1983  1983   1,214   33,930   704/89 Alaska,
                                                                  Caribbean
  Total HAL Ships Capacity.............. 10,302
Windstar Cruises:
Wind Spirit     Bahamas      1988  1988     148    5,736   440/52Caribbean,
                                                             Mediterranean
Wind Song       Bahamas      1987  1987     148    5,703  440/52Costa Rica,
                                                                 Tahiti
Wind Star       Bahamas      1986  1986     148    5,703   440/52Caribbean,

Mediterranean
   Total Windstar Ships Capacity........    444
Total Capacity.......................... 31,078


  (1) In accordance with industry practice passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (2) In the summer of 1997, the Rotterdam V's area of operation was Alaska. In the summer of 1998, the Rotterdam VI's itinerary will be in Europe.
__________________________

     Cruise Ship Construction

     The Company has signed agreements with various shipyards providing for the construction of additional cruise ships. The following table reflects a summary of new ship agreements for the Company's Wholly Owned Cruise
Operations:

                EXPECTED
                SERVICE                 PAX            ESTIMATED
REMAINING
VESSEL            DATE(1) SHIPYARD      CAP(2)   TONS    COST     TO BE
PAID
                                                           (In millions)
Carnival Cruise Lines
Elation            3/98  Masa-Yards      2,040   70,367  $  300     $  245
Paradise          12/98  Masa-Yards      2,040   70,367     300        280
Carnival Triumph   7/99  Fincantieri(3)  2,766  101,000     410        352
Carnival Victory   8/00  Fincantieri     2,766  101,000     440        435
CCL Newbuild      12/00  Masa-Yards      2,100   82,000     375        375
CCL Newbuild       2001  Masa-Yards(4)   2,100   82,000     375        375
CCL Newbuild       2002  Masa-Yards(4)   2,100   82,000     375        375
  Total Carnival Ships Capacity         15,912            2,575      2,437
Holland America Line
Volendam           6/99  Fincantieri(3)  1,440   63,000     300        274
Zaandam           12/99  Fincantieri(3)  1,440   63,000     300        286
HAL Newbuild       9/00  Fincantieri(3)  1,380   61,000     300        300
  Total HAL Ships Capacity               4,260              900        860
Windstar Cruises
Wind Surf          5/98  Purchase(5)       312   14,745      45         40
Total                                   20,484           $3,520     $3,337

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) The construction contracts with such shipyards are denominated in Italian Lire. Contracts have been fixed into U.S. Dollars through the utilization of forward currency contracts.
  (4) The Company has an option for the construction of the vessel. The option price is denominated in German Marks and has not been fixed into U.S. Dollars. No assurance can be given that the option to construct the vessel will be exercised.
  (5) The Wind Surf is the existing Club Med I which the Company is acquiring from Club Mediterranee, S.A. and Services et Transports.

     During 1997, the Company announced that it was in negotiations with shipyards to build a new class of ships for each of its Carnival Cruise Lines, Holland America Line and Costa brands which are expected to cost approximately $2 billion. In this regard, in January 1998, the Company announced that the first of these orders had been placed by Costa to construct a 2,100 passenger, 82,000 gross registered ton vessel for approximately 700 billion Lira (approximately U.S. $390 million). In February 1998, the Company announced other agreements to construct a new class of vessel for its Carnival Cruise Line brand. The agreements for this new class of vessel for the Carnival Cruise Lines brand, which are included in the table above, include a contract to purchase one vessel in 2000 and options to acquire an additional vessel in each of 2001 and 2002. Additional orders of a new class of vessel for Holland America Line are expected to be finalized in 1998.

     Cruise Pricing

  Each of the company's cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line and within cruise lines by category of cabin and in some cases by ship itinerary. Brochure prices are regularly discounted through the Company's early booking discount program and other promotions. The cruise price includes all meals and entertainment onboard and use of, or admission to, a wide variety of activities and facilities, such as a fully equipped casino, nightclubs, theatrical shows, movies, parties, a discotheque, a health club and swimming pools on each ship.

     On-Board and Other Revenues

     The Company derives revenues from certain on-board activities and services including casino gaming, liquor sales, gift shop sales, shore tours, photography, spa services and promotional advertising by merchants located in ports of call.

     The casinos, which contain slot machines and gaming tables including blackjack, craps, roulette and stud poker, are generally open only when the ships are at sea in international waters. The Company also earns revenue from the sale of alcoholic and other beverages. Most onboard activities are managed by the Company while certain other activities are managed by independent concessionaires from which the Company collects a percentage of revenues.

     The Company receives additional revenue from the sale to its passengers of shore excursions at each ship's ports of call. They include bus and taxi sight-seeing excursions, local boat and beach parties, and nightclub and casino visits. On the Carnival Ships and Windstar Ships, such shore excursions are primarily operated by independent tour operators. On the HAL Ships, shore excursions are operated by Holland America Westours and independent parties.

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


     Passengers

    The following table sets forth the aggregate number of passengers carried and percentage occupancy for the Company's ships for the periods indicated:

                                            FISCAL YEAR ENDED NOVEMBER 30,
                                              1997      1996         1995
   Number of Passengers                    1,945,000  1,764,000  1,543,000
   Occupancy Percentage*                     108.3%     107.6%     105.0%

-----------------------------------------
     *In accordance with cruise industry practice, total capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers. Occupancy percentages in excess of 100% indicate that more than two passengers occupied some cabins.
-----------------------------------------

     The following table sets forth the actual occupancy percentage for all cruises on the Company's ships during each quarter for the fiscal years ended November 30, 1996 and November 30, 1997:

                                             OCCUPANCY
       QUARTER ENDING                        PERCENTAGE
       February 29, 1996                       107.1
       May 31, 1996                            107.2
       August 31, 1996                         114.5
       November 30, 1996                       101.1
       February 28, 1997                       106.4
       May 31, 1997                            108.0
       August 31, 1997                         114.3
       November 30, 1997                       104.2

     Sales and Marketing

     The Company's products are positioned to appeal to the contemporary, premium and luxury-specialty segments. The luxury-specialty segment, which is not as large as the other segments, is served by cruises with per diems of $300 or higher. The premium segment typically is served by cruises that last for 7 to 14 days or more at per diems of $250 or higher, and appeal principally to more affluent customers. The contemporary segment, on the other hand, is served typically by cruises that are 7 days or shorter in length, are priced at per diems of $200 or less, and feature a casual ambiance. The Company believes that the success and growth of the Carnival brand is attributable in large part to its early recognition of this market segmentation and its efforts to reach and promote the expansion of the contemporary segment.

          Carnival Cruise Lines

     Carnival believes that its success is due in large part to its unique product positioning within the industry. Carnival markets the Carnival Ship cruises not only as alternatives to competitors' cruises, but as vacation alternatives to land-based resorts and sight-seeing destinations. Carnival seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. Carnival's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. Carnival markets the Carnival Ship cruises as the "Fun Ships" experience, which includes a wide variety of shipboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and high quality food.

     The Company markets the Carnival Ships as the "Fun Ships" and uses the themes "Carnival's Got the Fun" and "The Most Popular Cruise Line in the World", among others. Carnival advertises nationally directly to consumers on network television and through extensive print media. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Ships" concept and the "Carnival" name in particular. Substantially all of Carnival's cruise bookings are made through travel agents, which arrangement is encouraged as a matter of policy. In fiscal 1997, Carnival took reservations from about 30,000 of approximately 48,000 travel agencies in the United States and Canada. Travel agents receive a standard commission of 10% plus the potential of an additional commission based on sales volume. Moreover, because cruise vacations are substantially all-inclusive, sales of Carnival cruise vacations yield a significantly higher commission to travel agents than selling air tickets and hotel rooms. During fiscal 1997, no controlled group of travel agencies accounted for more than 10% of Carnival's revenues.

     Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Ships" cruise vacations. Carnival employs approximately 90 business development managers and 30 in-house service representatives to motivate independent travel agents and promote its cruises. Carnival believes it has one of the largest sales forces in the industry.

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

     Carnival's cruises generally are substantially booked several months in advance of the sailing date. This lead time allows Carnival to adjust its prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. Carnival's SuperSaver fares, introduced several years ago, are designed to encourage potential passengers to book cruise reservations earlier, which helps the Company to more effectively manage yields (pricing and occupancy). Carnival's payment terms require that a passenger pay approximately 15% of the cruise price within 7 days of the reservation date and the balance not later than 45 days before the sailing date for 3- and 4-day cruises and 70 days before the sailing date for 7-day cruises.

          Holland America Line (HAL) and Windstar

     The HAL and Windstar Ships cater to the premium and luxury-specialty markets, respectively. The Company believes that the hallmarks of the HAL experience are beautiful ships and gracious, attentive service. HAL communicates this difference as "A Tradition of Excellence", a reference to its long standing reputation as a first class and grand cruise line.

     Substantially all of HAL's bookings are made through travel agents, which arrangement HAL encourages as a matter of policy. In fiscal 1997, HAL took reservations from about 20,000 of approximately 48,000 travel agencies in the United States and Canada. Travel agents receive a standard commission of between 10% and 15%, depending upon the specific cruise product sold, with the potential for override commissions based upon sales volume. During 1997, no controlled group of travel agencies accounted for more than 10% of HAL's total revenue.

     HAL has focused much of its sales effort at creating an excellent relationship with the travel agency community. This is related to the HAL marketing philosophy that travel agents have a large impact on the consumer cruise selection process and will recommend HAL more often because of its excellent reputation for service to both consumers and independent travel agents. HAL solicits continuous feedback from consumers and the independent travel agents making bookings with HAL to ensure they are receiving excellent service.

     HAL's marketing communication strategy is primarily composed of newspaper and magazine advertising, large scale brochure distribution and direct mail solicitations to past passengers (referred to as "alumni"), television and radio. HAL engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. HAL employs approximately 45 field sales representatives, 23 inside sales representatives and 16 sales and service representatives to support the field sales force. To facilitate access to HAL and to simplify the reservation process for the HAL ships, HAL employs approximately 260 reservation agents to take bookings from travel agents. In addition, through Leisure Shopper and Cruise Director, travel agents have the ability to make reservations directly into HAL's reservations system. HAL's cruises generally are booked several months in advance of the sailing date.

   Windstar Cruises has its own marketing and reservations staff. Field sales representatives for both HAL and Carnival act as field sales representatives for Windstar. Marketing efforts are primarily devoted to
i) travel agent support and awareness, ii) direct mail solicitation of past passengers and iii) distribution of brochures. The marketing features the distinctive nature of the graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries" (apart from the normal cruise experience). Windstar's cruise market positioning is embodied in the phrase "180 degrees from ordinary".

     Seasonality

     The Company's different businesses experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for Carnival Cruise Lines (Carnival") ships is moderately seasonal. Historically, demand for Carnival cruises has been greater during the periods from late June through August and lower during the fall months.
HAL cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska and Europe for which HAL obtains higher pricing. Demand for HAL cruises is lower during the winter months when HAL ships sail in more competitive markets.

     Competition

     In addition to competing with each other, cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sight-seeing destinations, and public demand for such activities is influenced by general economic conditions.


     As described under Part I, Item 1. Business, B. Cruise Ship Segment, Industry, the North American cruise industry had an aggregate of 136 ships and 119,000 berths at the end of 1997. From the end of 1997 through the end of 2000, the Company currently estimates 21 new ships will be introduced into the North American market with a capacity of approximately 41,000 berths. These estimates of new ship introductions are based on scheduled ship deliveries and the actual number of ships could increase. The lead time for design, construction and delivery of a typical cruise ship is approximately two to three years. In addition, these estimates of capacity do not include assumptions related to unannounced ship withdrawals due to age or changes in itineraries and, as a result, could indicate a higher percentage growth in capacity than will actually occur. Nonetheless, net capacity in the North American cruise market will most likely increase over the next several years and thus may increase the levels of competition within the industry.

     The Company, including all of its cruise products, is the largest cruise company in the world based on passengers carried, revenues generated and available capacity. The primary methods of competition among cruise lines are in the areas of cruise pricing, cruise product and cruise destination. A discussion of each of the Company's cruise products and its primary cruise competition is included below.

     The Carnival Ships compete with cruise ships operated by six different cruise lines which operate year round from Florida, California and Puerto Rico with similar itineraries and with ten other cruise lines operating seasonally from ports in Florida, California and Puerto Rico, including cruise ships operated by HAL. Competition for cruise passengers is substantial. Ships operated by Royal Caribbean International and Norwegian Cruise Line sail regularly from Miami and Celebrity Cruises sails regularly from Ft. Lauderdale on itineraries similar to those of the Carnival Ships. Carnival competes year round with ships operated by Royal Caribbean International embarking from Los Angeles to the west coast of Mexico. Cruise lines such as Norwegian Cruise Line, Royal Caribbean International and Princess Cruises offer voyages competing with Carnival from San Juan to the Caribbean.

     In Alaska, HAL and Carnival compete directly with cruise ships operated by ten different cruise lines with the largest competitors being Princess Cruises and Royal Caribbean International. Over the past several years, there has been a steady increase in the available capacity among all cruise lines operating in Alaska. In the Caribbean, HAL competes with cruise ships operated by 16 different cruise lines, its primary competitors being Princess Cruises, Royal Caribbean International, Celebrity Cruises and Norwegian Cruise Line, as well as the Carnival Ships.

     The ships of Windstar Cruises compete primarily with small luxury boutique hotels and resorts worldwide. Within the cruise industry Windstar's primary competitors include: Radisson Seven Seas, Cunard's Sea Goddesses, and to a lesser extent Silver Sea Cruises.

     During 1997, Royal Caribbean International acquired Celebrity Cruises and became a larger competitor. In addition, in 1998 the Walt Disney Co. is entering the cruise market with the introduction of the first of two cruise ships.

     Governmental Regulation

     The Ecstasy, Fantasy, Celebration and Tropicale are Liberian flagged ships and the balance of the Carnival Ships are registered in Panama. The Ryndam, Maasdam, Statendam, Westerdam, Noordam, Nieuw Amsterdam and the Rotterdam are registered in the Netherlands, while the Veendam is flagged in the Bahamas. The Windstar Ships are registered in the Bahamas. The ships that sail in United States waters are subject to inspection by the United States Coast Guard for compliance with the Convention for the Safety of Life at Sea and by the United States Public Health Service for sanitary standards. The Company is also regulated by the Federal Maritime Commission, which, among other things, certifies ships on the basis of the ability of the Company to meet obligations to passengers for refunds in case of nonperformance. The Company believes it is in compliance with all material regulations applicable to its ships and has all licenses necessary to the conduct of its business. In connection with a significant portion of its Alaska cruise operations, HAL relies on a concession permit from the National Park Service, which is periodically renewed, to operate its cruise ships in Glacier Bay National Park. There can be no assurance that the permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference rights, will remain unchanged in the future.

     The International Maritime Organization has adopted safety standards as part of the "Safety of Life at Sea" ("SOLAS") Convention, applicable generally to all passenger ships carrying 36 or more passengers. Generally, SOLAS imposes enhanced vessel structural requirements designed to improve passenger safety. The SOLAS requirements are phased in through the year 2010.

     In 1993, SOLAS was amended to adopt the "International Safety Management Code" (the "ISM Code"). The ISM Code provides an international standard for the safe management and operations of ships and for pollution prevention. The ISM Code will become mandatory for passenger vessel operators, such as the Company, on July 1, 1998. All of the Company's Wholly Owned Cruise Operations have obtained the required certificates demonstrating compliance with the ISM Code and, the Company believes that all of its Affiliated Cruise Operations will obtain the required certificates demonstrating compliance with the ISM Code before July 1, 1998.

     Public Law 89-777 administered by the Federal Maritime Commission ("FMC") requires most cruise line operators to establish financial responsibility for nonperformance of transportation. The FMC's regulations require that a cruise line demonstrate its financial responsibility through a guaranty, escrow arrangement, surety bond, insurance or self-insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two-year period up to a maximum coverage level of $15 million. In 1995, the FMC introduced proposals to increase the coverage requirements under the FMC regulations. These proposed changes to the regulations are viewed favorably by the Company and, if enacted, are not expected to have a material effect on the Company.

     From time to time, various other regulatory and legislative changes have been or may in the future be proposed that could have an effect on the cruise industry in general.

     Financial Information

     For financial information about the Company's cruise ship segment with respect to the three fiscal years ended November 30, 1997, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements in
Exhibit 13 incorporated by reference into this Annual Report on Form 10-K.

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

     Holland America Westours

     Holland America Line-Westours Inc. ("Holland America Westours") is a wholly-owned subsidiary of HAL. The group of subsidiaries which together comprise the tour operations perform three independent yet interrelated functions. During 1997, as part of an integrated travel program to destinations in Alaska, the tour service group offered 35 different tour programs varying in length from 9 to 18 days. The transportation group and hotel group support the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Two luxury dayboats perform an important role in the integrated Alaska travel program offering tours to the glaciers of Alaska and the Yukon River. The Yukon Queen cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska. The two dayboats have a combined capacity of 249 passengers.

     A fleet of over 300 motor coaches using the trade name Gray Line operates in Alaska, Washington and western Canada. These motor coaches are used for extended trips, city sight-seeing tours and charter hire. HAL conducts its tours both as part of a cruise/tour package and as individual sight-seeing products sold under the Gray Line name. In addition, HAL operates express Gray Line motor coach service between downtown Seattle and the Seattle-Tacoma International Airport.

     Thirteen private domed rail cars, which are called "McKinley
Explorers", run on the Alaska railroad between Anchorage and Fairbanks, stopping at Denali National Park.

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

     Westmark Hotels

     HAL owns and/or operates 14 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels. Four of the hotels are located in Canada's Yukon Territory and offer a combined total of 585 rooms. The remaining 10 hotels, all located throughout Alaska, provide a total of 1,463 rooms, bringing the total number of hotel rooms to 2,048.

     The hotels play an important role in HAL's tour program during the summer months when they provide accommodations to the tour passengers. The hotels located in the larger metropolitan areas remain open during the entire year, acting during the winter season as centers for local community activities while continuing to accommodate the traveling public. Most of HAL's hotels include dining, lounge and conference or meeting room facilities. Certain hotels have gift shops and other tourist services on the premises.

     The hotels are summarized in the following table:

                                                               OPEN DURING
HOTEL NAME                     LOCATION         ROOMS          1997 SEASON
Alaska Hotels:
     Westmark Anchorage       Anchorage          198            year-round
     Westmark Inn             Anchorage           90            seasonal
     Westmark Inn             Fairbanks          173            seasonal
     Westmark Fairbanks       Fairbanks          238            year-round
     The Baranof              Juneau             193            year-round
     Westmark Cape Fox        Ketchikan           72            year-round
     Westmark Shee Atika      Sitka              101            year-round
     Westmark Inn Skagway     Skagway            209            seasonal
     Westmark Tok             Tok                 92            seasonal
     Westmark Valdez          Valdez              97            year-round
Canadian Hotels (Yukon Territory):
     Westmark Inn             Beaver Creek       174            seasonal
     Westmark Klondike Inn    Whitehorse          99            seasonal
     Westmark Whitehorse      Whitehorse         181            year-round
     Westmark Inn             Dawson             131            seasonal

     Eleven of the hotels are owned by a HAL subsidiary. The remaining three hotels, Westmark Anchorage, Westmark Cape Fox and Westmark Shee Atika, are operated by Westmark under arrangements involving third parties such as management agreements and leases.

     For the hotels that operate year-round, the occupancy percentage for 1997 was 55.9%, and for the hotels that operate only during the summer months, the occupancy percentage for 1997 was 71.4%.

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

     Sales and Marketing

     Holland America Westours has its own marketing staff devoted to a) travel agent support and awareness, b) direct mail solicitation of past passengers, c) use of consumer magazine and newspaper advertising to develop prospects and enhance awareness and d) distribution of brochures. The Westours marketing message leverages the company's 51 years of Alaska tourism leadership and its extensive array of hotel and transportation assets to create a brand preference for Holland America Westours. To the prospective vacationer the company endeavors to convince them that "Westours is Alaska".

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

     Competition

     Holland America Westours competes with independent tour operators and motor coach charter operators in Washington, Alaska and the Canadian Rockies. The primary competitors in Alaska are Princess Tours (which owns approximately 139 motor coaches and three hotels) and Alaska Sightseeing/Trav-Alaska (which owns approximately 40 motor coaches). The primary competitor in Washington is Gazelle (with approximately 18 motor coaches).

     Westmark Hotels compete with various hotels throughout Alaska, many of which charge prices below those charged by HAL. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulation

     HAL's motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities Department of Transportation, the British Columbia Motor Carrier Commission and the Alaska Department of Transportation. Certain of HAL's tours involve federal properties and are subject to regulation by various federal agencies such as the National Park Service and the U.S. Forest Service.

     In connection with the operation of its beverage facilities in the Westmark Hotels, HAL is required to comply with state, county and/or city ordinances regulating the sale and consumption of alcoholic beverages. Violations of these ordinances could result in fines, suspensions or revocation of such licenses and preclude the sale of any alcoholic beverages by the hotel involved.

     In the operation of its hotels, HAL is required to comply with applicable building and fire codes. Changes in these codes have in the past and may in the future, require expenditures to ensure continuing compliance such as the installation of sprinkler systems.

     Financial Information

     For financial information about the Company's tour segment with respect to the three fiscal years ended November 30, 1997, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements in
Exhibit 13 incorporated by reference into this Annual Report on Form 10-K.

     D. Employees

     The Company's Carnival operations have approximately 1,670 full-time and 310 part-time employees engaged in shoreside operations. Carnival also employs approximately 350 officers and 8,140 crew and staff on the Carnival Ships.

     The Company's HAL operations have approximately 3,200 employees engaged in shoreside, tour and hotel operations, of which approximately 1,500 employees hold part-time/seasonal positions. HAL also employs approximately 250 officers and 4,180 crew and staff on the HAL Ships and Windstar Ships. Due to the seasonality of its Alaska and Canadian operations, HAL tends to increase its work force during the summer months, employing significant additional full-time and part-time personnel. HAL has entered into agreements with unions covering certain employees in its hotel, motorcoach and ship operations.

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

     The Company believes that there are five shipyards in the world currently capable of constructing quality passenger cruise ships. The Company currently has contracts with two of these shipyards for the construction of eight ships to enter service over the next three years (see
Part I, Item 1. Business, B. Cruise Ship Segment - Wholly Owned Cruise Operations - Cruise Ship Construction). Some of the Company's competitors also have contracts to construct several new cruise ships (see Part I, Item
1. Business, B. Cruise Ship Segment - Wholly Owned Cruise Operations - Competition). If the Company elects to build additional ships in the future, there is no assurance that any of the four shipyards will have the available capacity to build additional new ships for the Company at the times desired by the Company or that the shipyards will agree to build additional ships at a cost acceptable to the Company. In addition, there is no assurance that ships under contract for construction will be delivered on schedule.

     F. Insurance

     The Company maintains insurance covering legal liabilities related to crew, passengers and other third parties on the Carnival Ships and the HAL Ships in operation through The Standard Steamship Owners Protection & Indemnity Association Limited (the "SSOPIA") and the Steamship Mutual Underwriting Association Ltd. (the "SMUAL"). The amount and terms of these insurances are governed by the rules of the foregoing associations.

     The Company currently maintains insurance on the hull and machinery of each vessel in amounts equal to the approximate market value of each vessel. The Company maintains war risk insurance on each vessel which includes legal liability to crew and passengers including terrorist risks for which coverage would be excluded from SSOPIA or SMUAL. The coverage for hull and machinery and war risks is provided by international markets, including underwriters at Lloyds. The Company, as currently required by the FMC, maintains at all times two $15 million performance bonds for the Carnival Ships, and the HAL and Windstar Ships, respectively, to cover passenger ticket liabilities in the event of a canceled or interrupted cruise. See "Cruise Ship Segment - Wholly Owned Cruise Operations - Governmental Regulation" for a discussion of changes to the performance bond requirements proposed by the FMC.

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

     G. Investments in Affiliates

     Seabourn Cruise Line

     In April 1992, the Company acquired 25% of the capital stock of Seabourn. As part of the transaction, the Company also made a subordinated secured ten-year loan of $15 million to Seabourn and a $10 million convertible loan to Seabourn. In December 1995, the $10 million convertible loan was converted by the Company into an additional 25% equity interest in Seabourn. Seabourn operates three ultra-luxury ships, which have an aggregate capacity of 612 passengers and have itineraries in the Caribbean, the Baltic, the Mediterranean, the Far East and other world-wide destinations. The Seabourn cruises are primarily marketed in North America.

     Airtours plc

     In April 1996, the Company acquired a 28% interest in Airtours for approximately $307 million. Airtours is the largest air inclusive tour operator in the world and is publicly traded on the London Stock Exchange. Airtours provides air inclusive packaged holidays to the British, Belgian, French, Dutch, Scandinavian and North American markets. Airtours provides holidays to approximately 7 million people per year and owns or operates 37 hotels, three cruise ships and 37 aircraft. The three cruise ships are operated under the Sun Cruises brand. During 1997, Airtours acquired two tour operators - Sun International in Belgium and Suntrips in Northern California, and a 50% interest in Costa Crociere S.p.A., a cruise company discussed below.

     Costa Crociere S.p.A.

    In June 1997, the Company and Airtours completed a joint offer to acquire the equity securities of Costa, an Italian cruise company. With the completion of the offer, the Company and Airtours each own 50% of Il Ponte, S.p.A. ("Il Ponte"), a holding company which was purchased from the Costa family. As a result of the acquisition, Il Ponte owns approximately 100% of Costa. The cost of the Company's acquisition of its interest was approximately $141 million, of which approximately $103 million was paid by Il Ponte and the balance was paid by the Company. The $103 million paid by Il Ponte was funded through Il Ponte debt which is guaranteed by the Company.

     Costa is headquartered in Italy and is Europe's largest cruise line. Costa is primarily targeted to the contemporary market. Costa's ships' primary itineraries include the Mediterranean, Northern Europe, the Caribbean and South America. The major market for Costa cruises is Southern Europe with the majority of Costa's cruises being sold in Italy, Spain and France.

     The itineraries of Costa's ships during the summer months consist primarily of various locations in the Mediterranean and Northern Europe. During the winter months, the vessels operate primarily in the Caribbean and South America.

     Costa operates seven ships which have an aggregate capacity of 7,710 passengers. In January 1998, Costa signed an agreement to construct an eighth ship with a capacity of approximately 2,100 passenger for approximately 700 billion Lire (see "Cruise Ship Construction").

     Joint Venture with Hyundai Merchant Marine Co. Ltd.

     In September 1996, the Company and Hyundai Merchant Marine Co. Ltd. ("HMM") signed an agreement to form a 50/50 joint venture to develop the Asian cruise vacation market (the "Joint Venture"). The Company and HMM each contributed $4.8 million as the initial capital of the Joint Venture. In addition, in November 1996 the Company sold Carnival Cruise Lines' cruise ship Tropicale to the Joint Venture for approximately $95.5 million cash. The Company then chartered the vessel from the Joint Venture until the Joint Venture would be ready to begin cruise operations in the Asian market in or around the spring of 1998.

     In September 1997, the Joint Venture was dissolved and the Company repurchased the Tropicale from the Joint Venture for $93 million.

     Seasonality

     The Company's equity in the earnings of Costa and Airtours are recorded on a two month lag basis using the equity basis of accounting. Costa's and Airtours' earnings are seasonal due to the seasonal nature of the European leisure travel industry and the Mediterranean cruise season. During the last several years, Airtours' and Costa's quarters ending June 30 and September 30 have been profitable, with the quarter ending September 30 being their most profitable quarter. During this same period, Airtours and Costa experienced seasonal losses in their quarters ending December 31 and March 31.

  Item 2. Properties

     The Company's cruise ships are described in Section B of Item 1 under the heading "Cruise Ship Segment". The properties associated with HAL's tour operations are described in Section C of Item 1 under the heading "Tour Segment".

     Carnival's shoreside operations and the Company's corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida. These facilities include approximately 456,000 square feet of office space. HAL headquarters are at 300 Elliott Avenue West in Seattle, Washington in leased space in an office building. The lease is for approximately 128,000 square feet.

     The Company's cruise ships, tour properties and shoreside operations facilities are well maintained and in good condition.


  Item 3. Legal Proceedings

     Several actions (collectively the "Passenger Complaints") have been filed against the Company or Holland America Westours on behalf of purported classes of persons who paid port charges to the Company or Holland America Westours, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. Four such actions are pending against the Company in the Circuit Court for Miami-Dade County, Florida, and others are pending against the Company in state or federal courts in Tennessee, Arizona, Ohio, Kentucky, Michigan, Georgia, and Alabama. One such action was filed against Holland America Westours in the Superior Court in King County, Washington. The Florida, Tennessee, Alabama and Washington actions have been brought on behalf of purported nationwide classes; the others on behalf of purported statewide classes. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief.

     The Company's motion to dismiss amended complaints in the Florida actions was granted in part and denied in part. In each of the other actions, the Company filed motions to dismiss or transfer on the grounds of inconvenient forum. The Kentucky, Arizona and Tennessee Courts granted the Company's motions dismissing those actions, and the plaintiffs in both cases intend to appeal. The Company's motions are still under judicial consideration in each of the other actions. Holland America Westours' motion to dismiss the Washington action was denied, as was the plaintiffs' motion for class certification.

     In June and August 1996, two complaints were filed against the Company and Holland America Westours, respectively, in California Superior Court (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who during the past four years booked a cruise with the Company or Holland America Westours, claiming that advertising practices regarding port charges resulted in an improper commission bypass. These actions allege claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. The court granted the motions of the Company and Holland America Westours to dismiss one of the California actions and stay the second such action on grounds of forum non conveniens. The plaintiff in the dismissed California action filed a complaint in Florida similar to the one it had filed in California. The Company has moved to dismiss this complaint.

     The pending Passenger and Travel Agent Complaints are in preliminary stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management believes that the Company has substantial and meritorious defenses to the claims. Management understands that purported class actions similar to the Passenger and Travel Agent Complaints have been filed against several other cruise lines.

     The United States Attorney for the District of Alaska is conducting an investigation to determine if a Holland America Line vessel discharged bilge water, alleged to have contained oil or oily water mixtures, at various locations allegedly within the United States territorial waters at various times during the summer and early fall of 1994. Holland America is continuing its efforts to resolve this matter. If a resolution is not reached, a significant possibility exists that the U.S. government would commence proceedings against Holland America alleging improper record keeping practices and an improper discharge of oily water into the U.S. territorial waters. It is not possible to predict the outcome of those proceedings. Management does not believe, however, that the amount of potential penalties will have a material impact upon the Company.

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


  Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant

     Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part 1 of this Annual Report on Form 10-K.

     The following table sets forth the name, age and title of each executive officer. Titles listed relate to positions within Carnival Corporation unless otherwise noted.

          NAME                AGE                 POSITION

      Micky Arison            48  Chairman of the Board and Chief Executive
                                     Officer
      Gerald R. Cahill        46  Senior Vice President-Finance and Chief
                                     Financial Officer
      Pamela C. Conover       41  Vice President-Strategic Planning
      Robert H. Dickinson     55  President and Chief Operating Officer
                                    of Carnival and Director
      Howard S. Frank         56  Vice-Chairman, Chief Operating Officer
                                    and Director
      A. Kirk Lanterman       66  Chairman of the Board and Chief Executive
                                    Officer of Holland America Line-
                                    Westours Inc. and Director
      Peter T. McHugh         50  President and Chief Operating Officer
                                    of Holland America Line-Westours Inc.
      Roderick K. McLeod      57  Senior Vice President-Marketing
      Lowell Zemnick          54  Vice President and Treasurer
      Meshulam Zonis          64  Senior Vice President-Operations of
                                    Carnival and Director

     Business Experience of Officers

     Micky Arison, age 48, has been Chief Executive Officer since 1979 and Chairman of the Board since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as sales agent, reservations manager and as Vice President in charge of passenger traffic. He is the son of Ted Arison, Carnival Corporation's founder.

     Gerald R. Cahill, age 46, is a Certified Public Accountant and has been Senior Vice President-Finance, Chief Financial Officer and Chief Accounting Officer since January 1998. From September 1994 to January 1998 he was Vice President-Finance. He was the Chief Financial Officer from 1988 to 1992 and the Chief Operating Officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with Price Waterhouse LLP.

     Pamela C. Conover, age 41, has been Vice President-Strategic Planning since May 1995. She was the Chief Executive Officer of Epirotiki Cruise Line from May 1994 through April 1995. From 1985 through 1994 she worked as a Vice President of Citibank N.A. New York and subsequently as a Managing Director of Citicorp Securities Inc.

     Robert H. Dickinson, age 55, has been President and Chief Operating Officer of Carnival since May 1993. From 1979 to May 1993, he was Senior Vice President--Sales and Marketing of Carnival. He has also been a director since June 1987.

     Howard S. Frank, age 56, has been Vice-Chairman of the Board since October 1993, Chief Operating Officer since January 1998 and a director since 1992. From July 1989 to January 1998 he was Chief Financial Officer and Chief Accounting Officer and from July 1989 to October 1993 he was Senior Vice President-Finance. From July 1975 through June 1989, he was a partner with Price Waterhouse LLP. He is also a member of the Board of Directors of Pan Am Corporation.

     A. Kirk Lanterman, age 66, is a Certified Public Accountant and has been Chairman of the Board and Chief Executive Officer of Holland America Line-Westours Inc. since January 1989 and a director since 1992. From 1983 to January 1989, he was President and Chief Operating Officer of Holland America Line-Westours Inc. From 1979 to 1983, he was President of Westours which merged in 1983 with Holland America Line.

     Peter T. McHugh, age 50, has been President and Chief Operating Officer of Holland America Line Westours Inc. since March 1997. From January 1996 to March 1997 he was Executive Vice President of Holland America Line Westours, Inc. From January 1992 to December 1995 he was Chief Executive Officer and Responsible Officer of Pan American World Airways.

     Roderick K. McLeod, age 57, has been Senior Vice President-Marketing since July 1997. From June 1996 to July 1997, he was Senior Vice President Marketing with the Miami Heat. From October 1988 to June 1996 he worked with Royal Caribbean Cruises Ltd. and was Executive Vice President of Sales, Marketing & Passenger Services. From August 1986 to October 1988 he was the President & Chief Operating Officer of Norwegian Cruise Line.

     Lowell Zemnick, age 54, is a Certified Public Accountant and has been Vice President since 1980 and Treasurer since September 1990. He was the Chief Financial Officer of Carnival from 1980 to September 1990 and was the Chief Financial Officer of Carnival Corporation from May 1987 through June 1989.

     Meshulam Zonis, age 64, has been Senior Vice President-Operations of Carnival since 1979. He has also been a director since June 1987. From 1974 through 1979, he was Vice President-Operations of Carnival.

      Special Note Regarding Forward-Looking Statements

      Certain statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; increases in cruise industry capacity; changes in tax laws and regulations (see "Taxation of the Company"); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company (including the implementation of the "Safety of Life at Sea Convention" and changes in FMC surety and guaranty arrangements).


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

     C.  Dividends

     The Company declared cash dividends on its Class A and Class B Common Stock (the "Common Stock") of $.09 per share in each of the first three quarters of fiscal 1996, $.11 in the fourth quarter of fiscal 1996, $.11 in each of the first three quarters of fiscal 1997, and $.15 in the fourth quarter of fiscal 1997 and first quarter of fiscal 1998. Payment of future quarterly dividends on the Common Stock will depend, among other factors, upon the Company's earnings, financial condition and capital requirements. The Company may also declare special dividends to all stockholders in the event that members of the Arison family and certain related entities (the "Arison Group") are required to pay additional income taxes by reason of their ownership of the Common Stock because of an income tax audit of the Company.

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

     D.  Taxation of the Company

     Non U.S. companies are exempt from U.S. corporate income tax on U.S. source income from international passenger cruise operations if (i) their countries of incorporation exempt shipping operations of U.S. persons from income tax (the "Incorporation Test") and (ii) they meet either the "CFC Test" or the "Publicly Traded Test". The Company and its subsidiaries involved in the cruise ship operations meet the Incorporation Test because they are incorporated in countries which provide the required exemption to U.S. persons involved in shipping operations. A company meets the CFC Test if it is a controlled foreign corporation ("CFC"). A CFC is defined by the Internal Revenue Code as a foreign corporation more than 50% of the vote or value of whose stock is owned by U.S. persons, each of whom owns or is considered to own 10% or more of the corporation's vote on any day during its fiscal year. Through July 15, 1997, the date upon which all of the Class B Common Stock of the Company (the "Class B Common Stock") was converted to Class A Common Stock (the "Conversion Date"), all of the outstanding shares of Class B Common Stock of the Company, which represented more than 50% of the total combined voting power of all classes of stock, were owned by The Micky Arison 1994 "B" Trust (the "B Trust"), a U.S. Trust whose primary beneficiary is Micky Arison, the Company's Chairman of the Board. The B Trust is a "United States Person". Accordingly, the Company believes that it will meet the CFC Test for its 1997 taxable year, but will not meet such test in its 1998 taxable year and subsequent taxable years.

     A corporation meets the Publicly Traded Test if the stock of the corporation (or the direct or indirect corporate parent thereof) is "primarily and regularly traded on an established securities market" in the United States. Although no Treasury regulations have been promulgated that explain when stock is primarily and regularly traded for purposes of this exemption, Treasury regulations have been promulgated interpreting a similar phrase under another section, Section 884. Under the Section 884 regulations, stock is considered primarily and regularly traded if: (i) 80% (by vote and value) of the stock of the corporation is listed on an established securities market in the United States where more shares are traded than in any other country, (ii) trades of such stock are effected on such market, other than in de minimis quantities, on at least 60 days during the taxable year, (iii) the aggregate number of shares so traded is equal to 10% or more of the average number of shares outstanding during the taxable year, and (iv) the company is not "closely held". The Company believes that it will meet the foregoing requirements for the portion of its taxable year beginning after the Conversion Date and for future taxable years. Since the Conversion Date, the Company has had only one class of stock outstanding, the Class A Common Stock, which is listed on the New York Stock Exchange, where more shares trade than in any other country. Trades of such Class A Common Stock have been effected in more than de minimis quantities on every business day since the Company's initial public offering, and the annual volume of such trades has significantly exceeded 10% of the average number of shares outstanding. Moreover, the Company believes that any stock traded on the NYSE is considered as traded on a qualifying exchange and, to the Company's knowledge, it is not closely held because no person other than the Arison Group owns more than 5% of its stock, and the Arison Group holds less than 50% of the outstanding shares.

     Accordingly, the Company believes that virtually all of its income (with the exception of its United States source income from the operations of the transportation, hotel and tour business of Holland America Line) is exempt from United States federal income taxes. There is, however, no authority that addresses the treatment of a corporation that meets the test for CFC for only part of its taxable year. Similarly, there is no authority that addresses the treatment of a corporation that meets the Publicly Traded Test for only a part of its taxable year. If the Company or its subsidiaries were found to meet neither the CFC Test nor the Publicly Traded Test, much of their income would become subject to taxation by the United States at higher than normal corporate tax rates.


     Other Jurisdictions

     The Company anticipates that its income will not be subject to significant taxation under the laws of the Republic of Panama, Liberia, the Netherlands Antilles, the British Virgin Islands or the Bahamas.


  Item 6.  Selected Financial Data

     The information required by Item 6, selected financial data for the five years ended November 30, 1997, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, is shown in
Exhibit 13 and is incorporated by reference into this Annual Report on Form
10-K.


  Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 19, 1998, is shown in Exhibit 13 and is hereby incorporated by reference into this Annual Report on Form 10-K.



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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1997.




                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 26th day of February, 1998.

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

/s/ Micky Arison         Chairman of the Board, Chief     February 26, 1998
 Micky Arison            Executive Officer and Director

/s/ Howard S. Frank      Vice-Chairman, Chief Operating   February 26, 1998
 Howard S. Frank         Officer and Director

/s/ Gerald R. Cahill     Senior Vice President-Finance    February 26, 1998
 Gerald R. Cahill        and Chief Financial and
                         Accounting Officer

/s/ Maks L. Birnbach     Director                         February 26, 1998
 Maks L. Birnbach

/s/ Richard G. Capen, Jr.Director                         February 26, 1998
 Richard G. Capen, Jr.

/s/ David Crossland      Director                         February 26, 1998
 David Crossland

/s/ Robert H. Dickinson  Director                         February 26, 1998
 Robert H. Dickinson

/s/ Shari Arison Dorsman Director                         February 26, 1998
 Shari Arison Dorsman

/s/ James M. Dubin       Director                         February 26, 1998
 James M. Dubin

/s/ A. Kirk Lanterman    Director                         February 26, 1998
 A. Kirk Lanterman

/s/ Modesto Maidique     Director                         February 26, 1998
 Modesto Maidique

/s/ William S. Ruben     Director                         February 26, 1998
 William S. Ruben

/s/ Stuart Subotnick     Director                         February 26, 1998
 Stuart Subotnick

/s/ Sherwood M.  Weiser  Director                         February 26, 1998
 Sherwood M. Weiser

/s/ Meshulam Zonis       Director                         February 26, 1998
 Meshulam Zonis

/s/ Uzi Zucker           Director                         February 26, 1998
 Uzi Zucker


INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

 3.1-Form of Amended and Restated Articles of Incorporation of the Company.(1)

 3.2-Form of By-laws of the Company.(2)

 4.1-Agreement of the Company dated February 25, 1997 to furnish certain debt instruments to the Securities and Exchange Commission.

 4.2-Revolving Credit Agreement dated as of July 1, 1993, Amended and
Restated as of December 17, 1996, by and among Carnival Corporation,
Citibank, N.A. and various other lenders.(3)

 4.3-Form of Indenture dated as of March 1, 1993 between Carnival Cruise
Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.(4)

 4.4-Form of Subordinated Indenture between Carnival Corporation and the
Subordinated Trustee relating to the Subordinated Securities.(5)

 4.5-Second Amended and Restated Shareholder Agreement dated September 26,
1994 by and among Carnival Corporation, Ted Arison, TAMMS Investment
Company, The Ted Arison Family Holding Trust No. 4, The Micky Arison "B"
Trust, and T.A. Limited. (6)

 4.6-Letter Agreement dated July 11, 1989 between the Company and the Ted
Arison Irrevocable Trust.(7)

10.1-Retirement and Consulting Agreement dated November 10, 1997 between A.
Kirk Lanterman and Carnival Corporation.

10.2-Executive Long-term Compensation Agreement dated January 16, 1998 between Robert H. Dickinson and Carnival Corporation.

10.3-1994 Carnival Cruise Line Key Management Incentive Plan as amended on
January 5, 1998.

10.4-Amended and Restated Carnival Corporation 1992 Stock Option Plan.

10.5-1993 Carnival Cruise Lines, Inc. Restricted Stock Plan as amended
January 5, 1998.

10.6-Carnival Corporation "Fun Ship" Nonqualified Savings Plan.

10.7 -Amendments to The Carnival Corporation Nonqualified Retirement Plan for Highly Compensated.

10.8-Amendments to The Carnival Corporation Qualified Retirement Plan.

10.9-Amendment to Consulting Agreement Dated August 5, 1996 between the
Company and Arison Investments Ltd.(8)

10.10-Carnival Corporation Automatic Dividend Reinvestment Plan.(9)

10.11-Carnival Cruise Lines, Inc. Stock Option Plan.(10)

10.12-Carnival Cruise Lines, Inc. Restricted Stock Plan.(11)

10.13-Carnival Cruise Lines, Inc. Retirement Plan.(12)

10.14-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.(13)

10.15-Carnival Cruise Lines, Inc. Key Management Incentive Plan.(14)

10.16-1993 Outside Directors' Stock Option Plan.(15)

10.17-Holland America Line-Westours Inc. 1994-1996 Key Management Incentive
Plan.(16)

10.18-Form of Deferred Compensation Agreement between the Company and each of Harvey Levinson, Meshulam Zonis and Robert H. Dickinson.(17)

10.19-Consulting Agreement/Registration Rights Agreement dated June 14,
1991, between the Company and Ted Arison.(18)

10.20-Indemnity Agreement between the Company and Ted Arison.(19)

10.21-First Amendment to Consulting Agreement/Registration Rights
Agreement.(20)

10.22-Consulting Agreement dated July 31, 1992, between the Company and
Arison Investments Ltd.(21)

10.23-Organization agreement dated February 25, 1994 between the Company and the principals of The Continental Companies.(22)

10.24-Stock Purchase Agreement between Carnival Corporation and CHC
International.(23)

10.25-Stock Purchase Agreement between Carnival Corporation, Sherwood
Weiser and others.(24)

10.26-Shareholders' Agreement dated February 21, 1996 between Carnival
Corporation and David Crossland.(25)

10.27-Subscription Agreement dated February 21, 1996 between Carnival
Corporation and Airtours plc.(26)

10.28-Maks L. Birnbach Director's Agreement.(27)

10.29-William S. Ruben Director's Agreement.(28)

10.30-Stuart Subotnick Director's Agreement.(29)

10.31-Sherwood M. Weiser Director's Agreement.(30)

10.32-Uzi Zucker Director's Agreement (31)

10.33-David Crossland Director's Agreement.(32)

10.34-James M. Dubin Director's Agreement.(33)

10.35-Modesto M. Maidique Director's Agreement.(34)

10.36-Richard G. Capen Director's Agreement.(35)

10.37-Shari Arison Dorsman Director's Agreement.(36)

11.0-Statement regarding computation of per share earnings.

12.0-Ratio of Earnings to Fixed Charges

13.0-Portions of 1997 Annual Report incorporated by reference into 1997
Annual Report on Form 10-K

21-Subsidiaries of the Company.(37)

23.0-Consent of Price Waterhouse

27.0-Financial Data Schedule (for SEC use only)

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

(3)Incorporated by reference to Exhibit No.  4.1 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1996 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(4)Incorporated by reference to Exhibit No. 4 on Form S-3 to the registrant's registration statement on Form S-3 (File No. 33-53136), filed with the Securities and Exchange Commission.

(5)Incorporated by reference to Exhibit No. 4.2 on Form S-3 to the registrant's registration statement on Form S-3 (File No. 333-43269), filed with the Securities and Exchange Commission.

(6)Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended August 31, 1994 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(7)Incorporated by reference to Exhibit No. 4.10 to the registrant's registration statement on Form S-1 (File No. 33-31795), filed with the Securities and Exchange Commission.

(8)Incorporated by reference to Exhibit No. 10.2 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1996 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

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

(22)Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1994 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

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

(25)Incorporated by reference to Exhibit 10.4 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1996 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

(26)Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1996 (Commission
File No. 1-9610), filed with the Securities and Exchange Commission.

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

(31)Incorporated by reference to Exhibit No. 28.5 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

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

(35)Incorporated by reference to Exhibit No. 10.7 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1996
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

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
