Form 10-Q
period 1998-02-28
CARNIVAL CORP
filed 1998-04-14
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of April 7, 1998.

               Class A Common Stock, $.01 par value: 297,441,411 shares





                                  CARNIVAL CORPORATION


                                       I N D E X



                                                             Page

Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         February 28, 1998 and November 30, 1997                1

         Consolidated Statements of Operations -
         Three Months Ended February 28, 1998
         and February 28, 1997                                  2

         Consolidated Statements of Cash Flows -
         Three Months Ended February 28, 1998
         and February 28, 1997                                  3

         Notes to Consolidated Financial Statements             4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10



Part II. Other Information

Item 1:  Legal Proceedings                                     15

Item 5:  Other Information                                     18

Item 6:  Exhibits and Reports on Form 8-K                      18
/TABLE

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                                  CARNIVAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                         (in thousands, except par value)

                                                  February 28,   November 30,
                                                      1998          1997
            ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                     $  114,072     $  139,989
     Short-term investments                             9,718          9,738
     Accounts receivable                               61,349         57,090
     Consumable inventories, at average cost           56,026         54,970
     Prepaid expenses and other                        85,799         74,238
          Total current assets                        326,964        336,025
PROPERTY AND EQUIPMENT, NET                         4,647,968      4,327,413
OTHER ASSETS
     Investments in and advances to affiliates        457,584        479,329
     Goodwill, less accumulated amortization of
       $64,002 and $62,256                            210,861        212,607
     Other assets                                      76,311         71,401
                                                   $5,719,688     $5,426,775
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt             $   50,900     $   59,620
     Accounts payable                                  99,475        106,783
     Accrued liabilities                              151,933        154,253
     Customer deposits                                483,301        420,908
     Dividends payable                                 44,608         44,578
          Total current liabilities                   830,217        786,142
LONG-TERM DEBT                                      1,189,779      1,015,294
DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES        22,481         20,241
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
    Class A Common Stock; $.01 par value; one vote per
      share; 399,500 shares authorized; 297,389 and
      297,204 shares issued and outstanding             2,974          2,972
    Class B Common Stock; $.01 par value; five
      votes per share; 100,500 shares authorized;
      zero shares issued and outstanding
    Paid-in-capital                                   872,938        866,097
    Retained earnings                               2,796,519      2,731,213
    Other                                               4,780          4,816
      Total shareholders' equity                    3,677,211      3,605,098
                                                   $5,719,688     $5,426,775

The accompanying notes are an integral part of these financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                    Three Months Ended February 28,
                                         1998             1997
REVENUES                               $557,838        $521,082

COSTS AND EXPENSES
   Operating expenses                   307,595         296,938
   Selling and administrative            78,834          79,503
   Depreciation and amortization         43,008          40,697
                                        429,437         417,138

OPERATING INCOME BEFORE
  LOSS FROM AFFILIATED
  OPERATIONS                            128,401         103,944

LOSS FROM AFFILIATED
  OPERATIONS                            (10,681)         (8,982)

OPERATING INCOME                        117,720          94,962

NONOPERATING INCOME (EXPENSE)
   Interest income                        3,737           1,817
   Interest expense, net of
     capitalized interest               (12,559)        (17,090)
   Other (expense) income                (3,271)          1,646
   Income tax benefit                     4,287           4,025
                                         (7,806)         (9,602)

NET INCOME                             $109,914        $ 85,360



EARNINGS PER SHARE:
   Basic                                   $.37            $.29
   Diluted                                 $.37            $.29


PRO FORMA EARNINGS PER SHARE (Note 9):
   Basic                                   $.18            $.14
   Diluted                                 $.18            $.14

The accompanying notes are an integral part of these financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                             Three Months Ended February 28,
                                                  1998             1997
OPERATING ACTIVITIES
  Net income                                     $109,914        $ 85,360
  Adjustments
     Depreciation and amortization                 43,008          40,697
     Loss from affiliated operations
       and dividends received                      21,231          15,857
     Other                                          5,083             240
  Changes in operating assets and liabilities
     Increase in:
       Receivables                                 (5,143)         (4,776)
       Consumable inventories                      (1,056)           (386)
       Prepaid and other                          (11,639)         (9,488)
     Increase (decrease) in:
       Accounts payable                            (7,308)         25,273
       Accrued liabilities                         (2,320)         (9,941)
       Customer deposits                           62,393          51,764
         Net cash provided from operations        214,163         194,600
INVESTING ACTIVITIES
     Decrease in short-term investments, net           20              43
     Additions to property and equipment, net    (361,739)        (62,346)
     Repayment of advances to affiliates, net       2,991          32,135
     (Increase) decrease in other
       non-current assets                          (4,910)          3,186
         Net cash used for investing activities  (363,638)        (26,982)
FINANCING ACTIVITIES
     Principal payments of long-term debt        (147,407)       (182,853)
     Dividends paid                               (44,578)        (32,416)
     Proceeds from long-term debt                 313,158          21,546
     Issuance of common stock                       2,385           3,404
         Net cash provided from (used for)
           financing activities                   123,558        (190,319)
     Net decrease in cash and
       cash equivalents                           (25,917)        (22,701)
     Cash and cash equivalents at beginning
       of period                                  139,989         111,629
     Cash and cash equivalents at end of period  $114,072        $ 88,928

Supplemental disclosure of non-cash transactions
     Conversion of 4-1/2% Convertible Notes into
       Class A Common Stock                      $     -         $ 39,085

   The accompanying notes are an integral part of these financial statements.
                             CARNIVAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

  The financial statements included herein have been prepared by Carnival
Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

  The accompanying consolidated balance sheet at February 28, 1998 and the consolidated statements of operations for the three months ended February 28, 1998 and 1997 and consolidated statements of cash flows for the three months ended February 28, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival
Corporation and its subsidiaries (the "Company") are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

  The accompanying financial statements include the consolidated balance sheets and statements of operations and cash flows of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:


<Caption
                                            February 28,         November 30,
                                                1998                 1997
                                                    (in thousands)
Vessels                                     $4,850,985            $4,536,382
Vessels under construction                     209,244               182,929
                                             5,060,229             4,719,311
Land, buildings and improvements               198,211               194,013
Transportation and other equipment             277,812               268,520

   Total property and equipment              5,536,252             5,181,844

Less - accumulated depreciation and
  amortization                                (888,284)             (854,431)
                                            $4,647,968            $4,327,413

          Interest costs associated with the construction of vessels and buildings, until they are placed in service, are capitalized and amounted to $6.4 million and $3.5 million for the three months ended February 28, 1998 and 1997, respectively.


NOTE 3 - LONG-TERM DEBT

     Long-term debt consisted of the following:

<Caption
                                                   February 28,   November
30,
                                                       1998          1997
                                                           (in thousands)
Commercial Paper                                    $ 265,169     $ 288,614
Unsecured 5.75% Notes Due March 15, 1998              200,000       200,000
Mortgages and other loans payable bearing interest
  at rates ranging from 8% to 9.9%, secured by
  vessels, maturing through 1999                       70,418        79,830
Unsecured 6.65% Debentures due January 15, 2028       199,229
Unsecured 6.15% Notes Due October 1, 2003             124,962       124,960
Unsecured 7.20% Debentures Due October 1, 2023        124,877       124,876
Unsecured 7.7% Notes Due July 15, 2004                 99,927        99,924
Unsecured 7.05% Notes Due May 15, 2005                 99,856        99,851
Other loans payable                                    56,241        56,859
                                                    1,240,679     1,074,914
Less portion due within one year                      (50,900)      (59,620)
                                                   $1,189,779    $1,015,294

     The Company's commercial paper program is supported by a one billion dollar unsecured revolving credit facility due December 2001 (the "U.S. Dollar Revolver") and a $200 Million Multi-currency Revolving Credit Facility Due 2002 (the "Multi-currency Revolving Credit Facility"). Both revolving credit facilities bear interest at a maximum of LIBOR plus 14 basis points ("BPS") and provide for a facility fee of six BPS on the total facility. Any funds outstanding under the commercial paper programs reduce the aggregate amount available under the U.S. Dollar Revolver and the Multi-currency Revolving Credit Facility. Since the commercial paper is backed by the long-term revolving credit facilities, balances outstanding under the commercial paper programs have been classified as long-term in the accompanying balance sheets. As of February 28, 1998, the Company had $935 million available for borrowing under the U.S. Dollar Revolver and Multi-currency Revolving Credit facilities.

     The Unsecured 5.75% Notes Due March 15, 1998 (the "5.75% Notes") were paid when due through other borrowings classified as long-term and, as such, the 5.75% Notes have been classified as long-term in the accompanying February 28, 1998 balance sheet.

     In April 1998, the Company will issue $200 million of Unsecured 5.65% Notes due October 15, 2000 and $200 million of Unsecured 6.15% Notes due April 15, 2008.

NOTE 4 - SHAREHOLDERS' EQUITY

  The following represents an analysis of the changes in shareholders' equity for the three months ended February 28, 1998:

                          COMMON STOCK
                         $.01 PAR VALUE  PAID-IN RETAINED
                         CLASS A CLASS B CAPITAL EARNINGS   OTHER    TOTAL
                                           (in thousands)
Balance November 30, 1997   $2,972 $    $866,097 $2,731,213 $4,816 $3,605,098
Net income for the period                           109,914           109,914
Cash dividends                                      (44,608)          (44,608)
Changes in securities
 valuation allowance                                            71         71
Foreign currency
 translation adjustment                                      2,477      2,477
Issuance of stock to
 employees under stock
 plans                           2         6,841            (2,905)     3,938
Vested portion of common
 stock under restricted
 stock plan                                                    321        321
Balance February 28, 1998   $2,974 $    $872,938 $2,796,519 $4,780 $3,677,211


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Capital Expenditures

     The following table provides a description of ships under contract for construction as of February 28, 1998 (in millions, except berth data):


                 Expected               Number
                 Service               of Lower  Estimated   Remaining
Vessel            Date(1) Shipyard      Berths     Cost     To Be Paid

Carnival Cruise Lines
Paradise          11/98  Masa-Yards      2,040    $  300     $  251
Carnival Triumph   7/99  Fincantieri(2)  2,766       410        328
Carnival Victory   8/00  Fincantieri     2,766       440        435
CCL Newbuild      12/00  Masa-Yards      2,100       375        375
  Total Carnival Cruise Lines            9,672     1,525      1,389
Holland America Line
Volendam           6/99  Fincantieri(2)  1,440       300        259
Zaandam           12/99  Fincantieri(2)  1,440       300        274
HAL Newbuild       9/00  Fincantieri(2)  1,380       300        300
  Total Holland America Line             4,260       900        833
Windstar Cruises
Wind Surf          5/98  Purchase(3)       312        45         39
  Total                                 14,244    $2,470     $2,261

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) The construction contracts with such shipyards are denominated in Italian Lire. Contracts have been fixed into U.S. Dollars through the utilization of forward currency contracts.
   (3) The Wind Surf is the existing Club Med I which the Company acquired in March 1998 from Club Mediterranee, S.A. and Services et Transports.

     In connection with the vessels under construction described in the above table, the Company has paid $209 million through February 28, 1998 and anticipates paying approximately $629 million during the twelve month period ending February 28, 1999 and approximately $1.6 billion beyond February 28, 1999.

     In addition to the ship contracts listed above, the Company has options to construct two additional vessels for Carnival Cruise Lines for delivery in 2001 and 2002. No assurance can be given that these two options will be exercised. The Company is also in negotiations with several shipbuilding yards for a new class of vessel for Holland America Line.

Litigation

     Several actions (collectively the "Passenger Complaints") have been filed against the Company or Holland America Westours on behalf of purported classes of persons who paid port charges to the Company or Holland America Westours, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. Four such actions are pending against the Company in the Circuit Court for Miami-Dade County, Florida, and others were filed against the Company in state or federal courts in Tennessee, Arizona, Ohio, Kentucky, Michigan, Georgia, Alabama, and Illinois. One such action was filed against Holland America Westours in the Superior Court in King County, Washington. The Florida, Tennessee, Alabama, Illinois and Washington actions have been brought on behalf of purported nationwide classes; the others on behalf of purported statewide classes. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief.

     The Company's motion to dismiss amended complaints in the Florida actions was granted in part and denied in part. The court has lifted, solely with respect to the issue of class certification, a previously-imposed stay on discovery. In each of the other actions, the Company filed motions to dismiss or transfer on the grounds of inconvenient forum. The Kentucky, Arizona, Tennessee, Michigan and Alabama Courts granted the Company's motions dismissing those actions. The Company's motions are still under judicial consideration in each of the other actions with the exception of the Ohio action where the case has been remanded to state court and the Company will again renew its motion to dismiss on the inconvenient forum issue. Holland America Westours' motion to dismiss the Washington action was denied, as was the plaintiffs' motion for class certification.

     Holland America Westours recently entered into a settlement agreement for the Washington action which is subject to court approval. If approved, Holland America Westours will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and pay a portion of the plaintiff's legal fees. The impact of the settlement on the Company is not reasonably estimable since both the amount of the travel vouchers to be redeemed and the effect of the travel voucher redemption on revenues is not known. Accordingly, the Company has not established a liability for the travel voucher portion of the settlement and will account for the redemption of the vouchers as a reduction of future revenues. The Company does not believe the settlement will have a material adverse impact on the Company's financial condition or results of operations.

     In June and August 1996, two complaints were filed against the Company and Holland America Westours, respectively, in California Superior Court and in February 1998 a purported statewide class action complaint was filed against the Company in Alabama state court (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who during the past four years booked a cruise with the Company or Holland America Westours, claiming that advertising practices regarding port charges resulted in an improper commission bypass. These actions allege claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. The court granted the motions of the Company and Holland America Westours to dismiss one of the California actions and stay the second such action on grounds of forum non conveniens. The plaintiff in the dismissed California action filed a complaint in Florida similar to the one it had filed in California. The Company has moved to dismiss this complaint. The Company removed the Alabama case to federal court and its motions to dismiss or transfer on the grounds of inconvenient forum are pending.

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

NOTE 6 - EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), and per share amounts have been computed thereunder as follows (in thousands, except per share data):

                                           Three Months Ended February 28,
                                                1998         1997
BASIC:
     Net Income                              $109,914      $ 85,360
     Average common shares outstanding        297,367       296,739
     Basic per share amount                  $    .37      $    .29

DILUTED:
     Net Income                              $109,914      $ 85,360
     Interest expense related to 4.5%
         Convertible Subordinated Notes                          38
     Income available assuming dilution      $109,914      $ 85,398

     Average common shares outstanding        297,367       296,739
     Effect of dilutive securities:
       Additional shares issuable upon
         assumed conversion of 4.5%
         Convertible Subordinated Notes                         259
       Various employee stock plans             1,539           949
     Average shares outstanding
       assuming dilution                      298,906       297,947
     Diluted per share amount                $    .37      $    .29



NOTE 7 - RECENT DEVELOPMENTS

     In April 1998, the Company announced that it is the majority participant in a group of investors which entered into an agreement to acquire the business of Cunard Line Limited ("Cunard") for $500 million. The $500 million is expected to be paid through the assumption of approximately $48 million of existing debt and $72 million of negative working capital with the remaining $380 million payable in cash. The Company's portion of the cash payment is expected to be approximately $266 million. Cunard is a cruise company operating five cruise ships in the luxury market. The Company anticipates that Seabourn Cruise Line, which is 50% owned by the Company, will be merged with the business operations of Cunard simultaneous with the closing of the acquisition. The Company expects to have an approximate two-thirds interest in the merged Cunard/Seabourn entity. The transaction is subject to the expiration of the Hart-Scott-Rodino waiting period and other customary closing conditions.


NOTE 8 - RECENT PRONOUNCEMENTS

     The AICPA issued a statement of position on start-up or pre-operating costs in April 1998. The statement of position requires that all start-up or pre-operating costs be expensed as incurred and is effective for the Company commencing December 1, 1999. The unamortized balance of prepaid start-up costs in the Company's financial statements as of February 28, 1998 was approximately $9.4 million.


NOTE 9 - STOCK SPLIT

     On April 13, 1998, the Company approved a two-for-one split of the Class A Common Stock. The additional shares will be distributed on June 12, 1998 to shareholders of record on May 29, 1998. The shares presented in the consolidated balance sheets as of February 28, 1998 and November 30, 1997 and the number of shares used in the computation of earnings per share in the consolidated statements of operations for the three month periods ended February 28, 1998 and 1997 were based on the actual number of shares outstanding before giving effect to the stock split. On a pro forma basis, giving effect to the stock split, the outstanding shares on the balance sheets and the revised earnings per share would be as follows:


    Pro Forma Issued and Outstanding Shares
       of Class A Common Stock as of:
         February 28, 1998                   594,778,000
         November 30, 1997                   594,408,000






    Pro Forma Earnings Per Share:
                                        Basic      Diluted
         Three Months Ended:
           February 28, 1998            $.18         $.18
           February 28, 1997            $.14         $.14

     In addition, on April 13, 1998 the Company's shareholders approved amendments to the Company's Amended and Restated Articles of Incorporation to eliminate the Class B Common Stock, increase the authorized number of shares of Class A Common Stock to 960,000,000 and authorize 40,000,000 shares of "blank check" preferred stock.

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

General

     The Company earns its cruise revenues primarily from (i) the sale of passenger tickets, which includes accommodations, meals, and most shipboard activities, (ii) the sale of air transportation to and from the cruise ship and (iii) the sale of goods and services on board its cruise ships, such as casino gaming, liquor sales, gift shop sales and other related services. The Company also derives revenues from the tour and related operations of HAL Antillen N.V. ("HAL"), which owns Holland America Westours and Holland America Cruise Line.

     The following table presents selected segment and statistical information for the periods indicated:


                                   Three Months Ended February 28,
                                       1998               1997
                      (in thousands, except selected statistical information)
REVENUES:
   Cruise                            $550,977            $514,022
   Tour                                 7,039               7,195
   Intersegment revenues                 (178)               (135)
                                     $557,838            $521,082

OPERATING EXPENSES:
   Cruise                            $298,770            $287,717
   Tour                                 9,003               9,356
   Intersegment expenses                 (178)               (135)
                                     $307,595            $296,938

OPERATING INCOME:
   Cruise                            $142,424            $116,057
   Tour                               (10,521)            (10,729)
   Loss from affiliates and
     corporate expenses               (14,183)            (10,366)
                                     $117,720            $ 94,962

SELECTED STATISTICAL INFORMATION:
   Passengers Carried                 427,000             455,000
   Passenger Cruise Days (1)        2,827,000           2,818,000
   Occupancy Percentage                 105.9%              106.4%

(1) A passenger cruise day is one passenger sailing for a period of one day.
For example, one passenger sailing on a one week cruise is seven passenger cruise days.


     The following table presents operations data expressed as a percentage of total revenues for the periods indicated:


                                     Three Months Ended February 28,
                                         1998               1997
REVENUES                                 100%               100%

COSTS AND EXPENSES:
   Operating expenses                     55                 57
   Selling and administrative             14                 15
   Depreciation and amortization           8                  8
OPERATING INCOME BEFORE
 LOSS FROM AFFILIATED
 OPERATIONS                               23                 20
   Loss from affiliated
    operations                            (2)                (2)
OPERATING INCOME                          21                 18
NONOPERATING INCOME (EXPENSE)             (1)                (2)
NET INCOME                                20%                16%

     The Company's cruise and tour operations experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for Carnival Cruise Lines' ("Carnival") ships is moderately seasonal. Historically, demand for Carnival cruises has been greater during the periods from late June through August and lower during the fall months. HAL cruise revenues are more seasonal than Carnival's cruise revenues. Demand for HAL cruises is strongest during the summer months when HAL ships operate in Alaska and Europe for which HAL obtains higher pricing. Demand for HAL cruises is lower during the winter months when HAL ships sail in more competitive markets. The Company's tour revenues are extremely seasonal with a majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

     In June 1997, the Company and Airtours plc ("Airtours"), a large publicly traded (London Stock Exchange) travel company in which the Company holds a 28% interest, each acquired a 50% interest in Il Ponte S.p.A. ("Costa"), the parent company of Costa Crociere S.p.A., an Italian cruise company. The Company records its interest in Airtours and Costa using the equity basis of accounting and records its portion of Airtours' and Costa's operating results on a two month lag basis. Costa's and Airtours' earnings are seasonal due to the seasonal nature of the European leisure travel industry and Mediterranean cruise season. During the last several years, Airtours' and Costa's quarters ending June 30 and September 30 have been profitable, with the quarter ending September 30 being their most profitable quarter. During this same period, Airtours and Costa experienced seasonal losses in their quarters ending December 31 and March 31.

Three Months Ended February 28, 1998 Compared
To Three Months Ended February 28, 1997

     Revenues

     The increase in total revenues of $36.8 million, or 7.1%, was due to a 7.2% increase in cruise revenues. The increase in cruise revenues of $37.0 million was primarily the result of a 6.9% increase in total revenue per passenger cruise day and a .7% increase in capacity, offset slightly by a .4% decrease in occupancy rates. Total revenue per passenger cruise day increased primarily because of strong demand for the Company's cruise brands and the introduction of Holland America Line's new Rotterdam in November 1997, which has obtained higher pricing. In addition, total revenue per passenger cruise day was increased by 1.1% in 1998 because of a larger number of passengers electing to use the Company's air program. When a passenger elects to use the Company's air program, rather than purchase his/her own air transportation, both the Company's cruise revenues and operating expenses increase by approximately the same amount.

     Average capacity is expected to increase 4.1% during the second quarter of fiscal 1998 and 5.7% during the fiscal year ending November 30, 1998 as compared to the same periods of fiscal 1997. The increases are primarily a result of the introduction into service of Holland America's new Rotterdam in November 1997, Carnival Cruise Lines' Elation in March 1998 and Windstar Cruises' Wind Surf in May 1998. The year over year percentage increase in average capacity resulting from the delivery of vessels currently under contract for construction for the fiscal years ending November 30, 1999 and 2000 is expected to approximate 14% in each year.

     Costs and Expenses

     Operating expenses increased $10.7 million, or 3.6%. Cruise operating costs increased by $11.1 million, or 3.8%, to $298.8 million in the first quarter of 1998 from $287.7 million in the first quarter of 1997, primarily due to an increase in airfare costs resulting from a higher percentage of passengers electing the Company's air program and a higher rate per air passenger as well as an increase in commission expense associated with the increase in pricing.

     Selling and administrative costs decreased $.7 million, or .8%, primarily due to a decrease in advertising expense, partially offset by increases in payroll and related costs.

     Depreciation and amortization increased by $2.3 million, or 5.7%, to $43.0 million in the first quarter of 1998 from $40.7 million in the first quarter of 1997 primarily due to the additional depreciation associated with the introduction into service of Holland America Line's new Rotterdam.

     Affiliated Operations

     During the first quarter of 1998, the Company recorded $10.7 million of losses from affiliated operations as compared with $9.0 million of losses in the first quarter of 1997. The Company's portion of Airtours' losses increased $2.1 million to $8.1 million in the first quarter of 1998. The Company also recorded losses of $.9 million during the first quarter of 1998 related to its interest in Costa. See the General section above for a description of the seasonal nature of the operations of Airtours and Costa.

     Nonoperating Income (Expense)

    Interest income increased $1.9 million in 1998 primarily due to an increase in average cash balances and notes receivable. Gross interest expense (excluding capitalized interest) decreased $1.7 million in 1998 as a result of reduced average debt balances. Capitalized interest increased $2.9 million due to higher levels of investments in ship construction projects during the first quarter of fiscal 1998 as compared with the first quarter of fiscal 1997.

     Other expense in the first quarter of fiscal 1998 of $3.3 million primarily relates to the accrual of certain litigation costs.


LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     The Company's business provided $214.2 million of net cash from operations during the three months ended February 28, 1998, an increase of 10.1% compared to the corresponding period in 1997.

     During the three months ended February 28, 1998, the Company expended approximately $361.7 million on capital projects, of which $337.4 million was spent in connection with its ongoing shipbuilding program. The expenditures included the final payment on Carnival Cruise Lines' Elation, which the Company took delivery of in late February. The nonshipbuilding capital expenditures consisted primarily of improvements to a private island in the Caribbean, which HAL began to use during the first quarter of 1998 as a destination for certain of its itineraries, transportation equipment, vessel refurbishments, tour assets and other equipment.

     The Company made scheduled principal payments totaling approximately $9.4 million under various individual vessel mortgage loans during the three months ended February 28, 1998. During this same period, the Company made net repayments of $23.4 million under its commercial paper programs. In January 1998 the Company completed an offering of $200 million of 6.65% debentures due January 15, 2028.


     Future Commitments

     The Company has contracts for the delivery of seven new vessels and the Wind Surf over the next three years. The Company will pay approximately $629 million during the twelve months ending February 28, 1999 relating to the construction and delivery of those new cruise ships and approximately $1.6 billion beyond February 28, 1999. In addition to the ships contracted for delivery, the Company has options to construct two vessels for Carnival
Cruise Lines for delivery in 2001 and 2002.   No assurance can be given that
these options will be exercised. The Company is also in negotiations with several shipbuilding yards for a new class of vessel for Holland America Line.

  At February 28, 1998, the Company had $1.2 billion of long-term debt of which $250.9 million is due during the twelve months ending February 28, 1999. Included in the $250.9 million of debt due during the twelve months ending February 28, 1999 is $200.0 million of Unsecured 5.75% Notes Due March 15, 1998 which the Company repaid in March 1998 through borrowings under the commercial paper programs. See Note 3 in the accompanying financial statements for more information regarding the Company's debt.

     In addition, in April 1998, the Company will issue $200 million of Unsecured 5.65% Notes due October 15, 2000 and $200 million of Unsecured 6.15% Notes due April 15, 2008. The Company plans to use the funds from the April 1998 offerings to repay the commercial paper which was incurred to repay the Company's $200 million 5.75% notes that were due March 15, 1998 discussed above and to fund the construction of a new vessel for Holland America Line.

     The Company also enters into forward foreign currency contracts to hedge the impact of foreign currency fluctuations.

     In April 1998, the Company announced that it is the majority participant in a group of investors which entered into an agreement to acquire the business of Cunard. The $500 million is expected to be paid through the assumption of approximately $48 million of existing debt and $72 million of negative working capital with the remaining $380 million payable in cash.
The Company's portion of the cash payment is expected to be approximately
$266 million.  The Company anticipates that Seabourn Cruise Line, which is
50% owned by the Company, will be merged with the business operations of Cunard simultaneous with the closing of the acquisition. The Company expects to have an approximate two-thirds interest in the merged Cunard/Seabourn entity. The transaction is subject to the expiration of the Hart-Scott-Rodino waiting period and other customary closing conditions.

     Management has undertaken a company wide program to prepare the Company's computer systems and other applications for the year 2000. Possible year 2000 problems create risk for a company in that unforseen problems in its own computer systems or those of its third party suppliers could have a material impact on a company's ability to conduct its business operations. The purpose of the Company's program is to identify significant year 2000 exposures and to update its computer systems and business operations to deal with those exposures. The Company expects to incur internal staff costs as well as consulting and other expenses to prepare the systems for the year 2000, which are not expected to be material to the Company's operating results.

     Funding Sources

     Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs.
In addition, the Company may also fund a portion of these cash requirements from borrowings under its U.S. Dollar Revolver or commercial paper programs and/or through the issuance of long-term debt in the public or private markets. The initial funding of the acquisition of Cunard is expected to be made through borrowings under the Company's commercial paper programs. As of February 28, 1998, the Company had $935 million available for borrowing under its U.S. Dollar Revolver and Multi-currency Revolving Credit Facility.

     To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities and/or commercial paper programs, the Company believes that it will be able to secure such financing from banks or through the offering of short-term or long-term debt and/or equity securities in the public or private markets. Also, the Company has filed Registration Statements on Form S-3 (the "Shelf Registration") relating to shelf offerings of debt or equity securities. The remaining aggregate principal amount of debt or equity securities available under the Shelf Registration, after the completion of the $400 million offering of notes in April 1998 as discussed above, is $400 million.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Several actions (collectively the "Passenger Complaints") have been filed against the Company or Holland America Westours on behalf of purported classes of passengers who paid port charges to the Company or Holland America Westours, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading.

     On April 22, May 2, May 6 and October 21, 1996, four complaints were filed against the Company in the Circuit Court for the Eleventh Judicial Circuit in Dade County, Florida, by Michelle Hackbarth, Larry Katz, Michelle
A. Sutton, Pedro Rene Mier, and others, respectively, on behalf of purported nationwide classes. The actions allege violations of the state's consumer protection act and unjust enrichment, and seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. In February 1998, the Company's motions to dismiss the plaintiffs' second amended complaints were granted in part and denied in part. The court has lifted, solely with respect to the issue of class certification, a previously-imposed stay on discovery.

     On or about March 25, 1997, a complaint was filed against the Company in the Chancery Court in Dyer County, Tennessee, by Brent Mezzacasa and others, on behalf of a purported nationwide class. The complaint also named, as co-defendants, Norwegian Cruise Lines, Royal Caribbean Cruise Lines, and Princess Cruise Lines. The action alleged violations of the state's consumer protection act and fraudulent inducement, and sought damages in an amount less than $20,000.00 per class member, treble damages, an accounting, attorneys' fees and costs. Simultaneous with the filing of the complaint, the court granted Plaintiffs' ex parte motion to conditionally certify the class. In October 1997, the court granted the Company's motion to dismiss the case on the grounds of inconvenient forum. Plaintiffs have indicated that they intend to appeal.

     On or about May 13, 1997, a complaint was filed against the Company in the Superior Court of Maricopa County, Arizona, by Dorothy Luster on behalf of a purported statewide class. The action alleged violations of the state's consumer protection act, fraud, and negligence, and sought damages in an amount between $25,000.00 and $50,000.00 per class member, treble damages, an accounting, attorneys' fees and costs. In September 1997, the court granted the Company's motion to dismiss the case on the grounds of inconvenient forum.
     On or about April 16, 1997, a complaint was filed against the Company in the Court of Common Pleas, Montgomery County, Ohio, by Cathy J. Miller and others, on behalf of a purported statewide class. The action alleged violations of the state's consumer protection act, fraudulent misrepresentation and/or omission, breach of fiduciary duties, restitution and unjust enrichment, and sought compensatory damages in an amount less than $50,000.00 per class member, injunctive relief, an accounting, attorneys' fees and costs. The Company removed the case to The United States District Court of the Southern District of Ohio in June 1997, and moved to dismiss or transfer on the grounds of inconvenient forum. Plaintiffs then moved to remand, and the court granted the plaintiffs' motion. The case is now pending once again before the state court where the Company intends to renew its motion to dismiss on the grounds of inconvenient forum.

     On or about April 29, 1997, a complaint was filed against the Company in Kentucky state court by William R. Ackerman and others on behalf of a purported statewide class. The action alleged violations of the state's consumer protection act, fraudulent misrepresentation and/or omission, breach of fiduciary duties, restitution and unjust enrichment, and sought compensatory damages in an amount less than $50,000.00 per class member, injunctive relief, an accounting, attorneys' fees and costs. The Company removed the case to The United States District for the Western District of Kentucky in May 1997, and then moved to dismiss or transfer on the grounds of inconvenient forum. Plaintiffs opposed the motion and sought to remand the case to state court. In January 1998, the court granted the Company's motion and dismissed the action.

     On or about April 16, 1997, a complaint was filed against the Company in Michigan state court by Kim Drogmiller and others on behalf of a purported
statewide class.   The action alleged violations of the state's consumer
protection act, fraud, negligence, breach of fiduciary duties, fraudulent misrepresentation, negligent misrepresentation and restitution, and sought compensatory damages in excess of $10,000.00 but less than $75,000.00 per class member, injunctive relief, an accounting, attorneys' fees and costs. The Company removed the case to The United States District Court for the Eastern District of Michigan in June 1997, and then moved to dismiss or transfer on the grounds of inconvenient forum. Plaintiffs opposed the motion and sought to remand the case to state court. In March 1998, the court granted the Company's motion and dismissed the action.

     On or about May 13, 1997, a complaint was filed against the Company in Georgia state court by Elizabeth Forsling on behalf of a purported statewide class. The action alleged violations of the state's consumer protection act, fraud, negligence, breach of fiduciary duties, breach of implied covenants of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, and restitution/unjust enrichment, and sought compensatory damages in an amount less than $75,000.00 per class member, or alternatively, a refund of amounts in excess of those remitted to governmental authorities, injunctive relief, an accounting, attorneys' fees and costs. The complaint reserved the right to seek punitive damages. The Company removed the case to The United States District Court for the Northern District of Georgia in June 1997, and then moved to dismiss or transfer on the grounds of inconvenient forum. Plaintiff opposed the motion and sought to remand the case to state court. In October 1997, plaintiff voluntarily withdrew the action, and the court ordered it dismissed without prejudice. Subsequently, on October 29, 1997, the same plaintiff filed the same claims in the Georgia state court from which the first action was removed. The Company removed the case and moved to dismiss, and plaintiff has moved to remand. The motions are now under judicial consideration.

     On or about August 21, 1997, a complaint was filed against the Company in Alabama state court by Sidney Nelson and others on behalf of a purported nationwide class. The action alleged fraud, fraudulent concealment, breach of contract, unjust enrichment and deceit, and sought declaratory relief and compensatory damages in excess of $10,000.00, but less than $74,000.00 per class member. The Company removed the case to The United States District court for the Northern District of Alabama in September 1997, and then moved to dismiss or transfer on the grounds of inconvenient forum. Plaintiffs opposed the motion and sought to remand the case to state court. In March 1998, the court granted the Company's motion and dismissed the action.

     On or about March 11, 1998, complaint was filed against the Company in the Circuit Court for the 20th Judicial Circuit in St. Clair County, Illinois, by John R. Birdsell and others on behalf of a purported nationwide class. The complaint also names, as co-defendants, Norwegian Cruise Lines, Royal Caribbean Cruise Lines, and Princess Cruise Lines. The action alleges violations of the state's consumer protection act, unjust enrichment, and fraud, and seeks compensatory damages, costs, pre- and post-judgment interest, and attorneys' fees. The Company intends to move to dismiss on the grounds of inconvenient forum.

     On or about April 19, 1996, a complaint was filed against Holland America Westours in the Supreme Court in King County, Washington, by Francine Pickett and others on behalf of a purported nationwide class. The action alleges violations of the state's consumer protection act, negligent misrepresentation, and unjust enrichment, and seeks compensatory damages or, alternatively, refunds of portions of port charges paid, with interest, punitive damages, attorneys' fees, costs, experts' fees, and injunctive relief. The court has denied both Holland America Westours' motion to dismiss and the plaintiffs' motion for class certification.

     In order to avoid the continuing expense and risk of protracted litigation, on April 10, 1998, Holland America Westours entered into a Settlement Agreement in this lawsuit. Under the Settlement Agreement, Holland America Westours will issue travel vouchers to most of its passengers that are U.S. residents and who sailed between April 1992 and April 1996.
The travel vouchers range in face value from $10 - $50 depending on the year and duration of the cruise. The vouchers, which will be valid for three years, may be used to pay for future Holland America Westours cruises but only as to bookings made within 45 days of scheduled departure. While vouchers are transferable, no more than $50 of vouchers can be used for most Holland America Westours cruises. As part of the settlement, Holland America Westours will pay $450,000 towards legal fees incurred by the plaintiffs. On April 21, 1998, the Settlement Agreement will be submitted to the court for preliminary approval. If approval is given, notice will be sent to all potential voucher recipients. The court is expected to hold another hearing in July or August at which time it will decide whether or not to grant final approval. The Company does not believe the settlement will have a material adverse impact on the Company's financial condition or results of operations.

     Several actions (collectively the "Travel Agent Complaints") have been filed against the Company or Holland America Westours on behalf of purported classes of travel agencies who booked cruises with the Company or Holland America Westours, claiming that advertising practices regarding port charges resulted in an improper commission bypass.

     On August 27, 1997, a complaint was filed against the Company in the Circuit Court for the Eleventh Judicial Circuit in Dade County, Florida, by N.G.L. Travel Associates, on behalf of a purported nationwide class of travel agencies who booked cruises with the Company. The action alleges claims of breach of implied contract, negligent misrepresentation and concealment, unjust enrichment, and common law fraud, and seeks unspecified compensatory, punitive and exemplary damages, attorneys' and expert fees, and injunctive relief. The Company's motion to dismiss the action is now under judicial consideration.

     On August 9, 1996, a complaint was filed against the Company and Holland America Westours in the Superior Court in Los Angeles, County, California, by Nelsons Travel Associates, on behalf of purported nationwide classes of travel agencies who booked cruises with the Company and Holland America Westours. The action alleged claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and sought unspecified compensatory damages, an accounting, attorneys' fees and costs, punitive damages and injunctive relief. Upon the Company's and Holland America Westours' motions to dismiss or stay the action on the grounds of forum non conveniens, the court stayed the action, pending resolution of the Florida actions.

     On February 24, 1998, a complaint was filed against the Company in Alabama state court by Flora Price and others on behalf of a purported statewide class of travel agencies who booked cruises with the Company. The action alleges several claims of fraud, and seeks compensatory damages in an amount less than $75,000 per class member and attorneys' fees. The Company removed the case to The United Stated District Court for the Norther District of Alabama in March 1998, and then moved to dismiss or transfer on the grounds of inconvenient forum. The Company's motion is now under judicial consideration.

     The pending Passenger and Travel Agent Complaints are in preliminary stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management believes that the Company has substantial and meritorious defenses to the claims. Purported class actions similar to the Passenger and Travel Agent Complaints have been filed against five other cruise lines.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits that are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 5: Other Information

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises; pricing policies followed by competitors of the Company; increases in cruise industry capacity in the Caribbean and Alaska; changes in tax laws and regulations (see Part II, Item 5 (d) - Taxation of the Company in the Company's filing of Form 10-K for the period ended November 30, 1997); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule

(b) Reports on Form 8-K
       Current report on Form 8-K (File No. 1-9610) filed with the Commission on January 28, 1998 related to the issuance of $200 million of Unsecured
6.65% Debentures Due January 15, 1998.
/TABLE

                                       SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Dated: April 14, 1998               BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice-Chairman and Chief
                                          Operating Officer


Dated: April 14, 1998               BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President Finance
                                          and Chief Financial and
                                          Accounting Officer
INDEX TO EXHIBITS

                                                                  Page No. in
                                                                   Sequential
                                                                    Numbering
                                                                       System
Exhibits

12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule