Form 10-Q
period 1998-05-31
CARNIVAL CORP
filed 1998-07-15
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of July 9, 1998.

              Common Stock, $.01 par value: 595,327,624 shares outstanding



                                  CARNIVAL CORPORATION


                                       I N D E X



                                                             Page

Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         May 31, 1998 and November 30, 1997                     1

         Consolidated Statements of Operations -
         Six and Three Months Ended May 31, 1998
         and 1997                                               2

         Consolidated Statements of Cash Flows -
         Six Months Ended May 31, 1998 and 1997                 3

         Notes to Consolidated Financial Statements             4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10


Part II. Other Information

Item 1:  Legal Proceedings                                     16

Item 4:  Submission of Matters to a Vote of
         Security Holders                                      17

Item 5:  Other Information                                     19

Item 6:  Exhibits and Reports on Form 8-K                      19
/TABLE

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                                  CARNIVAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                            (in thousands, except par value)

                                                   May 31,     November 30,
                                                    1998          1997
        ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                  $  120,600      $  139,989
     Short-term investments                          9,414           9,738
     Accounts receivable, net                       66,503          57,090
     Consumable inventories, at average cost        76,226          54,970
     Prepaid expenses and other                    102,754          74,238
          Total current assets                     375,497         336,025
PROPERTY AND EQUIPMENT, NET                      5,469,814       4,327,413
OTHER ASSETS
     Investments in and advances to affiliates     425,715         479,329
     Goodwill, less accumulated amortization of
       $65,746 and $62,256                         403,077         212,607
     Other assets                                   37,733          71,401
                                                $6,711,836      $5,426,775

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt          $   58,457      $   59,620
     Accounts payable                              187,897         106,783
     Accrued liabilities                           169,048         154,253
     Customer deposits                             755,890         420,908
     Dividends payable                              44,619          44,578
          Total current liabilities              1,215,911         786,142
LONG-TERM DEBT                                   1,557,016       1,015,294
OTHER LONG-TERM LIABILITIES                         23,907          20,241
MINORITY INTEREST                                  123,079
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
    Common Stock; $.01 par value;
      960,000 shares authorized; 594,924 and
      594,408 shares issued and outstanding          5,949           5,944
    Preferred Stock; $.01 par value; 40,000 shares
       authorized; none issued or outstanding
    Paid-in-capital                                871,676         863,125
    Retained earnings                            2,912,499       2,731,213
    Other                                            1,799           4,816
      Total shareholders' equity                 3,791,923       3,605,098
                                                $6,711,836      $5,426,775

The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                       Six Months           Three Months
                                      Ended May 31,         Ended May 31,
                                    1998        1997       1998      1997
REVENUES                        $1,219,196  $1,117,696  $661,358  $596,614

COSTS AND EXPENSES
   Operating expenses              669,951     634,622   362,356   337,684
   Selling and administrative      163,784     156,219    84,950    76,716
   Depreciation and amortization    89,266      82,658    46,258    41,961
                                   923,001     873,499   493,564   456,361

OPERATING INCOME BEFORE
  LOSS FROM AFFILIATED
  OPERATIONS                       296,195     244,197   167,794   140,253

LOSS FROM AFFILIATED
  OPERATIONS                       (13,034)    (11,694)   (2,353)   (2,712)

OPERATING INCOME                   283,161     232,503   165,441   137,541

NONOPERATING INCOME (EXPENSE)
   Interest income                   5,885       3,382     2,148     1,565
   Interest expense, net of
     capitalized interest          (24,735)    (31,536)  (12,176)  (14,446)
   Other (expense) income             (662)      2,105     2,609       459
   Income tax benefit                6,861       6,353     2,574     2,328
                                   (12,651)    (19,696)   (4,845)  (10,094)

NET INCOME                      $  270,510  $  212,807  $160,596  $127,447


EARNINGS PER SHARE:
   Basic                              $.45       $.36       $.27      $.21
   Diluted                            $.45       $.36       $.27      $.21







The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Six Months Ended May 31,
                                                  1998             1997
OPERATING ACTIVITIES
  Net income                                    $ 270,510        $212,807
  Adjustments
     Depreciation and amortization                 89,266          82,658
     Loss from affiliated operations
       and dividends received                      23,621          17,334
     Other                                          7,047            (834)
  Changes in operating assets and liabilities,
   excluding effect of businesses acquired
     Increase in:
       Receivables                                 (4,291)        (11,441)
       Consumable inventories                      (4,690)         (1,621)
       Prepaid expenses and other                 (20,196)        (16,505)
     Increase (decrease) in:
       Accounts payable                            38,109          23,387
       Accrued liabilities                          2,321          (6,821)
       Customer deposits                          191,165         137,934
         Net cash provided from operations        592,862         436,898
INVESTING ACTIVITIES
     Decrease in short-term investments               324             106
     Additions to property and equipment, net    (702,184)        (84,132)
     Repayment of advances to affiliates, net       3,606          35,986
     Acquisition of Cunard, net of
       cash received upon acquisition and
       consolidation of Seabourn                 (246,097)
     Decrease (increase) in other assets           34,438          (1,039)
         Net cash used for investing activities  (909,913)        (49,079)
FINANCING ACTIVITIES
     Principal payments of long-term debt        (801,841)       (369,997)
     Dividends paid                               (89,183)        (65,090)
     Proceeds from long-term debt               1,184,588          25,272
     Proceeds from issuance of common stock         4,098           3,993
         Net cash provided from (used for)
           financing activities                   297,662        (405,822)
     Net decrease in cash and
       cash equivalents                           (19,389)        (18,003)
     Cash and cash equivalents at beginning
       of period                                  139,989         111,629
     Cash and cash equivalents at end of period $ 120,600        $ 93,626
Supplemental disclosure of non-cash transactions
     Conversion of 4-1/2% Convertible Notes into
       Class A Common Stock                                      $ 39,085

   The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by Carnival Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

     The accompanying consolidated balance sheet at May 31, 1998 and the consolidated statements of operations for the six and three months ended May 31, 1998 and 1997 and consolidated statements of cash flows for the six months ended May 31, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries and affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

<Caption
                                               May 31,           November 30,
                                                1998                 1997
                                                    (in thousands)

Vessels                                      $5,467,120           $4,536,382
Vessels under construction                      465,852              182,929
                                              5,932,972            4,719,311
Land, buildings and improvements                202,064              194,013
Transportation and other equipment              294,885              268,520

   Total property and equipment               6,429,921            5,181,844

Less - accumulated depreciation and
  amortization                                 (960,107)            (854,431)
                                             $5,469,814           $4,327,413

     Interest costs associated with the construction of vessels and buildings are capitalized during the construction period and amounted to $16.0 million and $7.4 million for the six months ended May 31, 1998 and 1997, respectively, and $9.6 million and $3.9 million for the three months ended May 31, 1998 and 1997, respectively.

NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

<Caption
                                                     May 31,     November 30,
                                                      1998          1997
                                                           (in thousands)
Commercial Paper                                     $  306,877  $  288,614
Unsecured 5.75% Notes Due March 15, 1998                            200,000
Mortgages and other loans payable bearing interest
  at rates ranging from 6.3% to 9.9%, secured by
  vessels, maturing through 1999                        209,461      79,830
Unsecured 6.65% Debentures Due January 15, 2028         199,236
Unsecured 5.65% Notes Due October 15, 2000              199,789
Unsecured 6.15% Notes Due April 15, 2008                199,486
Unsecured 6.15% Notes Due October 1, 2003               124,963     124,960
Unsecured 7.20% Debentures Due October 1, 2023          124,879     124,876
Unsecured 7.7% Notes Due July 15, 2004                   99,930      99,924
Unsecured 7.05% Notes Due May 15, 2005                   99,861      99,851
Other loans payable                                      50,991      56,859
                                                      1,615,473   1,074,914
Less portion due within one year                        (58,457)    (59,620)
                                                     $1,557,016  $1,015,294
/TABLE

NOTE 4 - SHAREHOLDERS' EQUITY

     An analysis of the changes in shareholders' equity for the six months ended May 31, 1998 is as follows:

                            COMMON   PAID-IN-  RETAINED
                            STOCK    CAPITAL   EARNINGS    OTHER    TOTAL
                                           (in thousands)
Balances at November 30,
 1997 as previously
 reported                   $2,972  $866,097  $2,731,213  $4,816  $3,605,098
Two-for-one stock split
 effective June 12, 1998     2,972    (2,972)
Balances at November 30,
 1997 as adjusted            5,944   863,125   2,731,213   4,816   3,605,098
Net income                                       270,510             270,510
Cash dividends                                   (89,224)            (89,224)
Changes in securities
 valuation allowance                                         113         113
Foreign currency
 translation adjustment                                     (906)       (906)
Issuance of stock to
 employees under stock
 plans                           5     8,551              (2,905)      5,651
Vested portion of common
 stock under restricted
 stock plan                                                  681         681
Balances at May 31, 1998    $5,949  $871,676  $2,912,499  $1,799  $3,791,923

/TABLE

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Capital Expenditures

     A description of ships under contract for construction at May 31, 1998 is as follows (in millions, except berth data):

                 Expected               Number
                 Service               of Lower  Estimated   Remaining
Vessel            Date(1) Shipyard      Berths   Total Cost to Be Paid

Carnival Cruise Lines
Paradise          12/98  Masa-Yards      2,040    $  300     $  246
Carnival Triumph   7/99  Fincantieri(2)  2,766       410        326
Carnival Victory   8/00  Fincantieri     2,766       440        434
CCL Newbuild      12/00  Masa-Yards      2,100       375        358
  Total Carnival Cruise Lines            9,672     1,525      1,364
Holland America Line
Volendam           8/99  Fincantieri(2)  1,440       300        257
Zaandam            3/00  Fincantieri(2)  1,440       300        273
HAL Newbuild       9/00  Fincantieri(2)  1,380       300         65
  Total Holland America Line             4,260       900        595
  Total                                 13,932    $2,425     $1,959

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) The construction contracts with such shipyards are denominated in Italian Lire. Contracts have been fixed into U.S. Dollars through the utilization of forward currency contracts.

     In connection with the vessels under construction described in the above table, Carnival Corporation and its majority owned subsidiaries ("the Company") have paid $466 million through May 31, 1998 and anticipate paying approximately $347 million during the twelve month period ending May 31, 1999 and approximately $1.6 billion beyond May 31, 1999.

Litigation

     Several actions (collectively the "Passenger Complaints") have been filed against Carnival Corporation or Holland America Westours on behalf of purported classes of persons who paid port charges to Carnival Corporation or Holland America Westours, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief.

     Holland America Westours recently entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was preliminarily approved by the court and is now subject to final court approval. If approved, Holland America Westours will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and pay a portion of the plaintiff's legal fees. The impact of the settlement on the Company is not reasonably estimable since both the amount of the travel vouchers to be redeemed and the effect of the travel voucher redemption on revenues is not known. Accordingly, the Company has not established a liability for the travel voucher portion of the settlement and will account for the redemption of the vouchers as a reduction of future revenues. However, the Company has previously established a liability for the estimated distribution costs of the settlement notice and plaintiff's legal cost. The Company does not believe the settlement will have a material adverse impact on the Company's financial condition or results of operations.

     Three complaints were filed against Carnival Corporation and/or Holland America Westours (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who during the past four years booked a cruise with Carnival Corporation or Holland America Westours, claiming that advertising practices regarding port charges resulted in an improper commission bypass. These actions allege claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief.

     The pending Passenger and Travel Agent Complaints are in preliminary stages and it is not now possible to determine the ultimate outcome of the lawsuits. Management believes it has meritorious defenses to the claims. Management understands that purported class actions similar to the Passenger and Travel Agent Complaints have been filed against several other cruise lines.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 6 - EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), and per share amounts have been computed thereunder as follows (in thousands, except per share data):

                                         Six Months          Three Months
                                        Ended May 31,        Ended May 31,
                                       1998      1997       1998      1997
BASIC:
  Net income                         $270,510  $212,807   $160,596  $127,447
  Average common shares outstanding   594,744   593,807    594,857   594,128
  Basic per share amount             $    .45  $    .36   $    .27  $    .21

DILUTED:
  Net income                         $270,510  $212,807   $160,596  $127,447
  Interest expense related to 4.5%
      Convertible Subordinated Notes                 38
  Income available assuming dilution $270,510  $212,845   $160,596  $127,447

  Average common shares outstanding   594,744   593,807    594,857   594,128
  Effect of dilutive securities:
    Additional shares issuable upon
      assumed conversion of 4.5%
      Convertible Subordinated Notes                256
    Various employee stock plans        3,404     2,014      3,663     2,124
  Average shares outstanding
    assuming dilution                 598,148   596,077    598,520   596,252
  Diluted per share amount           $    .45  $    .36   $    .27  $    .21


NOTE 7 - ACQUISITION

     On May 28, 1998, the Company and a group of investors acquired the operating assets of Cunard, a cruise company operating five luxury cruise ships, for $500 million, adjusted for working capital and debt assumed.
After the adjustment for working capital and debt assumed, the Company's portion of the investment was approximately $255 million. Goodwill generated from the transaction is being amortized using the straight line method over 40 years. The Company is accounting for the acquisition using the purchase accounting method. Simultaneous with the acquisition, Seabourn Cruise Line Limited ("Seabourn"), a luxury cruise line in which the Company owned a 50% interest, was merged with Cunard. The Company owns approximately 68% of the merged entity, which is named Cunard Line Limited. Commencing on May 28, 1998, the financial results of Cunard Line Limited have been included in the Company's consolidated financial statements. Prior to May 28, 1998, the Company's 50% interest in Seabourn was accounted for using the equity method of accounting.

     Had the above transactions occurred on December 1, 1996, the Company's consolidated revenues would have been approximately $1,309 million and $1,440 million for the six months ended May 31, 1997 and 1998, respectively, and net income would not have materially changed.

     Under certain circumstances, ending May 28, 2001, the minority shareholders of Cunard Line Limited can require the Company to issue approximately five million shares, subject to adjustment, of its Common Stock in exchange for their ownership interest of approximately 32% in Cunard Line Limited. Additionally, the Company has the option, at any time, to purchase the 32% minority interest in Cunard Line Limited for the same amount.

     The preliminary impact on the Company's assets and liabilities related to the acquisition of Cunard and consolidation of Seabourn was as follows (in millions):

       Fair value of Cunard assets                  $544
       Seabourn assets consolidated                  191
       Liabilities assumed                          (357)
       Minority interest                            (123)
       Cash paid for acquisition                     255
       Cash of acquired companies                     (9)
         Net cash paid as reflected
           in the Statement of Cash Flows           $246

NOTE 8 - RECENT PRONOUNCEMENTS

     In April 1998, Statement of Position 98-5 - "Reporting on the Costs of Start-Up Activities" ("SOP") was issued. The SOP 98-5 requires that all start-up or pre-operating costs be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Management believes that the adoption of the SOP will not have a material impact on the financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 1999. The Company is still in the process of assessing the impact of the adoption of SFAS 133 but does not currently expect the adoption to have a material impact on the financial statements.

NOTE 9 - STOCK SPLIT

     On April 13, 1998, the Board of Directors of the Company approved a two-for-one split of its Common Stock. The additional shares were distributed on June 12, 1998 to shareholders of record on May 29, 1998. All share and per share data presented herein have been retroactively restated to give effect to this stock split.

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

     The following table presents selected segment and statistical information for the periods indicated:

                       Six Months Ended May 31,  Three Months Ended May 31,
                              1998        1997          1998       1997
                       (in thousands, except selected statistical
information)
REVENUES:
   Cruise                  $1,182,061  $1,084,603      $631,084   $570,581
   Tour                        45,453      37,670        38,414     30,475
   Intersegment revenues       (8,318)     (4,577)       (8,140)    (4,442)
                           $1,219,196  $1,117,696      $661,358   $596,614
OPERATING EXPENSES:
   Cruise                  $  633,826  $  601,616      $335,056   $313,899
   Tour                        44,443      37,583        35,440     28,227
   Intersegment expenses       (8,318)     (4,577)       (8,140)    (4,442)
                           $  669,951  $  634,622      $362,356   $337,684

OPERATING INCOME:
   Cruise                  $  319,844  $  265,284      $177,420   $149,227
   Tour                       (17,213)    (16,608)       (6,692)    (5,879)
   Loss from affiliates and
     corporate expenses       (19,470)    (16,173)       (5,287)    (5,807)
                           $  283,161  $  232,503      $165,441   $137,541

SELECTED STATISTICAL INFORMATION:
   Passengers Carried         923,000     950,000       497,000    495,000
   Passenger Cruise
      Days (1)              5,931,000   5,880,000     3,104,000  3,062,000
   Occupancy Percentage         105.6%      107.2%        105.4%     108.0%

(1) A passenger cruise day is one passenger sailing for a period of one day. For example, one passenger sailing on a one week cruise is seven passenger cruise days.

/TABLE

     Operations data expressed as a percentage of total revenues for the periods indicated is as follows:

                                   Six Months        Three Months
                                  Ended May 31,      Ended May 31,
                                  1998    1997       1998    1997

REVENUES                           100%    100%       100%    100%

COSTS AND EXPENSES:
   Operating expenses               55      57         55      57
   Selling and administrative       14      14         13      13
   Depreciation and amortization     7       7          7       7
OPERATING INCOME BEFORE
 LOSS FROM AFFILIATED
 OPERATIONS                         24      22         25      23
   Loss from affiliated
    operations                      (1)     (1)         -       -
OPERATING INCOME                    23      21         25      23
NONOPERATING EXPENSE                (1)     (2)        (1)     (2)
NET INCOME                          22%     19%        24%     21%

     The Company's cruise and tour operations experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for its cruise operations is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. The Company's tour revenues are extremely seasonal with the majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

     In June 1997, the Company and Airtours plc ("Airtours"), a publicly traded (London Stock Exchange) travel company in which the Company holds an approximate 28% interest, each acquired a 50% interest in Il Ponte S.p.A. ("Costa"), the parent company of Costa Crociere S.p.A., an Italian cruise company. The Company records its interest in Airtours and Costa using the equity basis of accounting and records its portion of Airtours' and Costa's operating results on a two month lag basis. Demand for Costa's and Airtours' products is seasonal due to the nature of the European leisure travel industry and Mediterranean cruise season. Typically, Airtours' and Costa's quarters ending June 30 and September 30 experience higher demand, with demand in the quarter ending September 30 being the highest. Demand for Costa's and Airtours' products is lower in their quarters ending December 31 and March 31.

     Average capacity for the Company's cruise brands, excluding the impact of the acquisition and consolidation of Cunard and Seabourn, is expected to increase 6.5% and 11.8% in the third and fourth quarters of fiscal 1998, respectively, as compared to the same periods of fiscal 1997. These increases are primarily a result of the introduction into service of Holland America's new Rotterdam in November 1997, Carnival Cruise Lines' Elation in March 1998 and Windstar Cruises' Wind Surf in May 1998. Including the impact of Cunard and Seabourn, average capacity is expected to increase 19.1% and 24.4% in the third and fourth quarter of fiscal 1998, respectively, as compared to the same periods of fiscal 1997. The acquisition and consolidation of Cunard and Seabourn is not expected to materially effect the Company's consolidated earnings in 1998.

     The year over year percentage increase in average cruise capacity, excluding the impact of Cunard and Seabourn, resulting from the delivery of vessels currently under contract for construction for the fiscal years ending November 30, 1998, 1999 and 2000 is expected to approximate 5.7%, 13% and 15%, respectively. Including the impact of Cunard and Seabourn, the year over year increase in average capacity for the fiscal years ending November 30, 1998, 1999 and 2000 is expected to approximate 12.0%, 18% and 14%, respectively.


Six Months Ended May 31, 1998 Compared
To Six Months Ended May 31, 1997

     Revenues

     The increase in total revenues of $101.5 million, or 9.1%, was due to a 9.0% increase in cruise revenues. The increase in cruise revenues of $97.5 million was primarily the result of an 8.1% increase in total revenue per passenger cruise day and a 2.4% increase in capacity, offset slightly by a 1.5% decrease in occupancy rates. Total capacity increased due to the addition of new vessels discussed above. Total revenue per passenger cruise day increased primarily due to strong demand for the Company's cruise brands and the introduction of Holland America Line's new Rotterdam in November 1997, which has obtained higher pricing.

     Costs and Expenses

     Operating expenses increased $35.3 million, or 5.6%. Cruise operating costs increased by $32.2 million, or 5.4%, to $633.8 million in the first six months of 1998 from $601.6 million in the first six months of 1997, primarily due to the impact of the increase in capacity, airfare costs and commission expense. Airfare costs increased due to a higher rate per air passenger as well as a higher percentage of passengers electing the Company's air program. The increase in commission expense was associated with the increase in passenger ticket revenues.

     Selling and administrative costs increased $7.6 million, or 4.8%, primarily due to increases in payroll and related costs.

     Depreciation and amortization increased by $6.6 million, or 8.0%, to $89.3 million in the first six months of 1998 from $82.7 million in the first six months of 1997 primarily due to the additional depreciation associated with the increase in capacity.

     Affiliated Operations

     During the first six months of 1998, the Company recorded $13.0 million of losses from affiliated operations as compared with $11.7 million of losses in the first six months of 1997. The Company's portion of Airtours' losses increased $3.0 million to $11.3 million in the first six months of 1998. The Company recorded income of $2.3 million during the first six months of 1998 related to its interest in Costa, which the Company did not own during the first half of 1997.

   Nonoperating Income (Expense)

    Interest income increased $2.5 million in 1998 primarily due to an increase in average cash balances and notes receivable. Gross interest expense (excluding capitalized interest) increased $1.8 million in 1998 primarily as a result of higher average debt balances. Capitalized interest increased $8.6 million due to higher levels of investments in ship construction projects during the first six months of fiscal 1998 as compared with the first six months of fiscal 1997.


Three Months Ended May 31, 1998 Compared
To Three Months Ended May 31, 1997

     Revenues

     The increase in total revenues of $64.7 million, or 10.9%, was due to a 10.6% increase in cruise revenues. The increase in cruise revenues of $60.5 million was primarily the result of a 9.1% increase in total revenue per passenger cruise day and a 3.9% increase in capacity, partially offset by a 2.4% decrease in occupancy rates. Total capacity and revenue per passenger cruise day increased primarily due to the same reasons discussed above in the six month explanations.

     Costs and Expenses

     Operating expenses increased $24.7 million, or 7.3%. Cruise operating costs increased by $21.2 million, or 6.7%, to $335.1 million in the second quarter of 1998 from $313.9 million in the second quarter of 1997, primarily due to the impact of the increase in capacity, airfare costs and commission expense. Airfare costs increased due to a higher rate per air passenger as well as a higher percentage of passengers electing the Company's air program. The increase in commission expense was associated with the increase in passenger ticket revenues.

     Selling and administrative costs increased $8.2 million, or 10.7%, primarily due to an increase in advertising expense and payroll and related costs.

     Depreciation and amortization increased by $4.3 million, or 10.2%, to $46.3 million in the second quarter of 1998 from $42.0 million in the second quarter of 1997 primarily due to the additional depreciation associated with the increase in capacity.

     Affiliated Operations

     During the second quarter of 1998, the Company recorded $2.4 million of losses from affiliated operations as compared with $2.7 million of losses in the second quarter of 1997. The Company's portion of Airtours' losses increased $.9 million to $3.2 million in the second quarter of 1998. The Company also recorded income of $3.3 million during the second quarter of 1998 related to its interest in Costa.

   Nonoperating Income (Expense)

    Interest income increased $.6 million in 1998 primarily due to an increase in average cash balances. Gross interest expense (excluding capitalized interest) increased $3.4 million in 1998 primarily as a result of higher average debt balances. Capitalized interest increased $5.7 million due to higher levels of investments in ship construction projects during the second quarter of fiscal 1998 as compared with the second quarter of fiscal 1997.

     Other income in the second quarter of fiscal 1998 of $2.6 million primarily relates to the settlement of certain notes receivable and an estimated insurance recovery.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     The Company's business provided $592.9 million of net cash from operations during the six months ended May 31, 1998, an increase of 35.7% compared to the corresponding period in 1997.

     During the six months ended May 31, 1998, the Company made net expenditures of approximately $702 million on capital projects, of which $658 million was spent in connection with its ongoing shipbuilding program. The expenditures included the final payment on Carnival Cruise Lines' Elation, which was delivered to the Company in late February, and the payment of approximately $230 million for the HAL Newbuild scheduled to enter service in September 2000. In addition, $48 million was paid for the acquisition of the Wind Surf for Windstar Cruises. The nonshipbuilding capital expenditures consisted primarily of improvements to a private island in the Caribbean (HAL began to use the island during the first quarter of 1998 as a destination for certain of its itineraries), transportation equipment, vessel refurbishments, tour assets and other equipment.

     The Company paid $255 million related to the acquisition of Cunard which was funded from working capital and borrowings under the Company's commercial paper programs. This transaction, including the merger with Seabourn, also resulted in an additional increase in the Company's consolidated long term debt of approximately $158 million consisting of $48 million assumed by the Company in connection with the acquisition of Cunard and $110 million attributable to the consolidation of Seabourn. See Note 7 in the accompanying financial statements.

     The Company made scheduled principal payments totaling approximately $28 million under various individual vessel mortgage loans during the six months ended May 31, 1998. During this same period, the Company made net borrowings of $18 million under its commercial paper programs. In March 1998 the Company paid at maturity $200 million due on the Unsecured 5.75% Notes Due March 15, 1998.

     In January 1998 the Company completed an offering of $200 million of 6.65% Debentures Due January 15, 2028. In addition, in April 1998 the Company completed an offering of $200 million of 5.65% Notes Due October 15, 2000 and $200 million of 6.15% Notes Due April 15, 2008. The proceeds of these offerings were used to repay $200 million Unsecured 5.75% Notes Due March 15, 1998 and fund a portion of the capital projects discussed above.

    Future Commitments

     The Company has contracts for the delivery of seven new vessels over the next three years. The Company will pay approximately $347 million during the twelve months ending May 31, 1999 relating to the construction and delivery of those new cruise ships and approximately $1.6 billion beyond May 31, 1999.

     In addition to the ship contracts discussed above, the Company has options to construct two additional vessels for Carnival Cruise Lines for delivery in 2001 and 2002. The Company is also in negotiations with several shipbuilding yards for a new class of vessel for Holland America Line and is in the initial planning phase related to the construction of a new ship for Cunard. No assurance can be given that the two options for Carnival Cruise Lines will be exercised, the negotiations for the Holland America Line vessel will be successful or that the new Cunard shipbuilding project will be continued.

     At May 31, 1998, the Company had $1.6 billion of long-term debt of which $58 million is due during the twelve months ending May 31, 1999. See
Note 3 in the accompanying financial statements for more information regarding the Company's debt.

     Management has undertaken a company wide program to prepare the Company's computer systems and other applications for the year 2000. Possible year 2000 problems create risk for a company in that unforseen problems in its own computer systems or those of its third party suppliers could have a material impact on a company's ability to conduct its business operations. The purpose of the Company's program is to identify significant year 2000 exposures and to update its computer systems and business operations to deal with those exposures. The Company expects to incur internal staff costs as well as consulting fees and other expenses to prepare the systems for the year 2000, which are not expected to be material to the Company's operating results. However, if the Company, its customers or vendors are unable to resolve these issues in a timely manner, it could result in a material financial risk.

     Funding Sources

     Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may also fund a portion of these cash requirements from borrowings under its revolving credit facilities or commercial paper programs and/or through the issuance of long-term debt in the public or private markets. As of May 31, 1998, the Company had $923 million available for borrowing under its revolving credit facilities.

     To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities and/or commercial paper programs, the Company believes that it will be able to secure such financing from banks or through the offering of short-term debt and/or equity securities in the public or private markets. Also, the Company has filed Registration Statements on Form S-3 (the "Shelf Registration") relating to shelf offerings of debt or equity securities. As of May 31, 1998, the remaining aggregate principal amount of debt or equity securities available under the Shelf Registration is $400 million.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in the Company's Annual Report on Form 10-K for the year ended November 30, 1997 (the "1997 Form 10-K") and Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (the "First Quarter Form 10-Q). The following are the material subsequent developments in such cases.

     In the action filed against the Company in Ohio by Cathy J. Miller, the Company has filed a motion to dismiss on the grounds of inconvenient forum and the plaintiffs' response is due July 27, 1998. In the action filed against the Company in Illinois by John R. Birdsell, the Company has specially appeared solely to register its objection to the court's exercise of personal jurisdiction over the Company.

     In the action filed against Holland America Westours in Washington by Francine Pickett, the settlement agreement has received preliminary court approval. Notice of the settlement is being sent to all potential voucher recipients. The court will hold another hearing in September 1998, to decide whether to grant final approval. The Company does not believe the settlement will have a material adverse impact on the Company's financial condition or results of operations.

     Several actions referred to as the "Travel Agent Complaints" were previously reported in the 1997 Form 10-K and in the First Quarter Form 10-Q, and the following are the material subsequent developments in such cases.

     In April 1998, the court dismissed without prejudice the action filed against the Company in Florida by N.G.L. Travel Associates, and in May 1998 plaintiff filed an amended complaint. The Company's motion to dismiss the action is now under judicial consideration. On September 12, 1997, a complaint was filed against Holland America Westours in the Superior Court of the State of Washington for King County by N.G.L. Travel Associates on behalf of a purported nationwide class of travel agencies who booked cruises with Holland America Westours. The action alleges claims of breach of implied contract, negligent misrepresentation, unjust enrichment, violation of the Washington Consumer Protection Act and common law fraud, and seeks unspecified compensatory, punitive and exemplary damages, attorneys' and expert fees and injunctive relief. The action is still in the discovery stage. No class has been certified by the court.

     The pending Passenger and Travel Agent Complaints are in preliminary stages and it is not possible to determine the ultimate outcome of the lawsuits. Management believes it has meritorious defenses to the claims. Purported class actions similar to the Passenger and Travel Agent Complaints have been filed against at least five other cruise lines.

     On June 19, 1998, HAL Beheer B.V., a Netherlands affiliate that employs various crew members on board Holland America Line ships
("Beheer"), entered a plea of guilty in the U.S. District Court for the District of Alaska to: (1) one felony count pursuant to 33 U.S.C. Section 1908(a) for unlawful discharge of oil or an oily mixture from the former Holland America Line vessel ss Rotterdam; and (2) one felony count pursuant to 33
U.S.C. Section 1908(a) for unlawful failure to properly complete the Oil Record Book on board the ss Rotterdam. These pleas were entered pursuant to a Plea Agreement between Beheer and the U.S. Department of Justice.

     Under the Plea Agreement, Beheer has agreed to pay a $1,000,000 fine, pay $1,000,000 to the National Parks Foundation and be placed on probation for five years. During the probationary period, Beheer is obligated to take certain measures regarding the handling of bilge waste. The Court is expected to decide in October 1998 whether or not to accept the arrangements agreed to in the Plea Agreement. The Plea Agreement followed an investigation by the U.S. Attorney for the District of Alaska into the bilge waste handling practices on board the ss Rotterdam during the summer and early fall of 1994.

     Beheer has also entered into a Compliance Agreement with the U.S. Environmental Protection Agency (EPA), acting on behalf of itself and the U.S. Department of Interior. Under the Compliance Agreement: (1) Beheer has agreed to submit to EPA audits and take other measures to ensure compliance with the environmental laws; and (2) the EPA has agreed not to seek debarment against Beheer or its affiliates on the basis of the matters that were the subject of the Alaska investigation. The compliance Agreement will be in effect for five years.

     For a description of other pending litigation, see the 1997 Form 10-K and the First Quarter Form 10-Q.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on April 13, 1998 (the "Annual Meeting"). None of the share information contained in this item has been adjusted for the stock split that was effective June 12, 1998. Holders of Common Stock were entitled to elect fifteen directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 262,701,376 of the 297,360,204 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

     The following table sets forth the names of the fifteen persons elected at the Annual Meeting to serve as directors until the next annual meeting of shareholders of the Company and the number of votes cast for, against or withheld with respect to each person.

NAME OF DIRECTOR                       FOR           AGAINST       WITHHELD
Micky Arison                        261,853,561        -0-          847,815
Shari Arison                        244,798,656        -0-       17,902,720
Maks L. Birnbach                    262,266,468        -0-          434,908
Richard G. Capen, Jr.               262,333,518        -0-          367,858
David Crossland                     262,083,416        -0-          617,960
Robert H. Dickinson                 262,084,367        -0-          617,009
James M. Dubin                      262,164,103        -0-          537,273
Howard S. Frank                     262,090,288        -0-          611,088
A. Kirk Lanterman                   262,097,134        -0-          604,242
Modesto A. Maidique                 243,438,415        -0-       19,262,961
William S. Ruben                    262,100,142        -0-          601,234
Stuart S. Subotnick                 262,223,628        -0-          477,748
Sherwood M. Weiser                  262,074,023        -0-          627,353
Meshulam Zonis                      262,082,392        -0-          618,984
Uzi Zucker                          260,167,654        -0-        2,533,722
/TABLE

     The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.

                                                                      BROKER
MATTER                            FOR          AGAINST    WITHHELD   NONVOTES

Approval of Amendments
to the Company's Amended
and Restated Articles of
Incorporation:

 a) To eliminate the
    Class B Common Stock
    and designate a single
    class of Common Stock      261,874,159     691,974    135,243        -0-

 b) To increase the number
    of authorized shares of
    Common Stock               247,948,213  14,527,031    226,132        -0-

 c) To authorize preferred
    stock and grant to the
    Board of Directors
    authority to designate
    the terms of each series
    of preferred stock         198,326,475  53,684,242    527,197  10,163,452

 d) To make certain procedural
    changes recently permitted
    under Panamanian law       242,687,168   9,469,083    381,663  10,163,452

Approval of Price Waterhouse
as independent auditors for the
Company for the fiscal year
ending November 30, 1998       262,545,989      81,396     73,991        -0-


ITEM 5: Other Information

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises; pricing policies followed by competitors of the Company; increases in cruise industry capacity; changes in tax laws and regulations (see Part II, Item 5 (d) - Taxation of the Company in the Company's filing of Form 10-K for the period ended November 30, 1997); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; and changes in laws and government regulations applicable to the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule

(b) Reports on Form 8-K
       Current report on Form 8-K (File No. 1-9610) filed with the
Commission on May 13, 1998 related to the issuance of $200 million of Unsecured 5.65% Notes Due October 15, 2000 and $200 million of Unsecured
6.15% Notes Due April 15, 2008.

                                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: July 15, 1998                 BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman and Chief
                                          Operating Officer


Date: July 15, 1998                 BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President Finance
                                          and Chief Financial and
                                          Accounting Officer
INDEX TO EXHIBITS

                                                                  Page No. in
                                                                   Sequential
                                                                    Numbering
                                                                       System
Exhibits

12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule
/TABLE