Form 10-Q
period 1998-08-31
CARNIVAL CORP
filed 1998-10-15
CIK 815097

[NOTIFY] 72731,737
                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1998

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

Yes X     No__

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of October 7, 1998.

              Common Stock, $.01 par value: 595,417,219 shares outstanding


                                  CARNIVAL CORPORATION


                                       I N D E X



                                                             Page

Part I.  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets -
         August 31, 1998 and November 30, 1997                 1

         Consolidated Statements of Operations -
         Nine and Three Months Ended August 31, 1998
         and 1997                                              2

         Consolidated Statements of Cash Flows -
         Nine Months Ended August 31, 1998 and 1997            3

         Notes to Consolidated Financial Statements            4

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         12


Part II. Other Information

Item 1:  Legal Proceedings                                     22

Item 5:  Other Information                                     23

Item 6:  Exhibits and Reports on Form 8-K                      24
/TABLE

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                                  CARNIVAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                            (in thousands, except par value)

                                                 August 31,    November 30,
                                                     1998          1997
          ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                      $ 125,127    $  139,989
     Short-term investments                            21,411         9,738
     Accounts receivable, net                          73,268        57,090
     Consumable inventories, at average cost           74,150        54,970
     Prepaid expenses and other                        88,956        74,238
          Total current assets                        382,912       336,025

PROPERTY AND EQUIPMENT, NET                         5,481,600     4,327,413

OTHER ASSETS
     Investments in and advances to affiliates        452,904       479,329
     Goodwill, less accumulated amortization of
       $68,947 and $62,256                            439,721       212,607
     Other assets                                      35,212        71,401
                                                   $6,792,349    $5,426,775
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt             $   72,423    $   59,620
     Accounts payable                                 160,988       106,783
     Accrued liabilities                              219,873       154,253
     Customer deposits                                630,668       420,908
     Dividends payable                                 44,656        44,578
          Total current liabilities                 1,128,608       786,142

LONG-TERM DEBT                                      1,374,896     1,015,294

DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES        52,679        20,241

MINORITY INTEREST                                     131,783

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
   Common Stock; $.01 par value;
      960,000 shares authorized; 595,413 and
      594,408 shares issued and outstanding             5,954         5,944
    Paid-in-capital                                   880,136       863,125
    Retained earnings                               3,212,595     2,731,213
    Other                                               5,698         4,816
      Total shareholders' equity                    4,104,383     3,605,098
                                                   $6,792,349    $5,426,775

The accompanying notes are an integral part of these consolidated financial statements.
                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                         Nine Months           Three Months
                                     Ended August 31,       Ended August 31,
                                     1998         1997      1998         1997

REVENUES                         $2,280,735  $1,923,117  $1,061,539  $805,421

COSTS AND EXPENSES
   Operating expenses             1,210,294   1,022,742     540,343   388,120
   Selling and administrative       262,550     221,702      98,766    65,483
   Depreciation and amortization    146,689     125,886      57,423    43,228
                                  1,619,533   1,370,330     696,532   496,831

OPERATING INCOME BEFORE INCOME
 (LOSS) FROM AFFILIATED
  OPERATIONS                        661,202     552,787     365,007   308,590

INCOME (LOSS) FROM AFFILIATED
  OPERATIONS                            808      (1,323)     13,842    10,371


OPERATING INCOME                    662,010     551,464     378,849   318,961

NONOPERATING INCOME (EXPENSE)
   Interest income                    8,369       5,742       2,484     2,360
   Interest expense, net of
     capitalized interest           (43,512)    (43,510)    (18,777)  (11,974)
   Other income, net                  2,303       5,561       2,965     3,456
   Income tax expense                (5,877)     (8,557)    (12,738)  (14,910)
   Minority interest                 (8,031)          -      (8,031)        -
                                    (46,748)    (40,764)    (34,097)  (21,068)

NET INCOME                       $  615,262  $  510,700    $344,752  $297,893


EARNINGS PER SHARE:
   Basic                              $1.03        $.86        $.58      $.50
   Diluted                            $1.03        $.86        $.58      $.50









The accompanying notes are an integral part of these consolidated financial statements.
                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Nine Months Ended August 31,
                                                    1998             1997
OPERATING ACTIVITIES
  Net income                                    $  615,262        $ 510,700
  Adjustments
     Depreciation and amortization                 146,689          125,886
     Dividends received in excess of
       income from affiliates                       12,865            8,236
     Other                                          (5,756)          (2,615)
  Changes in operating assets and liabilities,
   net of businesses acquired and consolidated
     (Increase) decrease in:
       Receivables                                 (12,406)         (12,350)
       Consumable inventories                       (2,614)          (1,113)
       Prepaid expenses and other                   (4,314)              86
     Increase in:
       Accounts payable                             11,200           27,273
       Accrued liabilities                          51,021           10,997
       Customer deposits                            65,943           41,900
         Net cash provided from operations         877,890          709,000
INVESTING ACTIVITIES
     Decrease in short-term investments              2,537            2,173
     Additions to property and equipment, net     (808,151)        (158,913)
     Reductions in (additions to)
       investments in and advances to
       affiliates, net                               5,133             (780)
     Acquisition of Cunard and consolidation of
       Seabourn, net of cash balances acquired    (247,549)
     Decrease (increase) in other                   61,976             (993)
         Net cash used for investing activities   (986,054)        (158,513)
FINANCING ACTIVITIES
     Principal payments of long-term debt         (974,082)        (383,484)
     Dividends paid                               (133,802)         (97,769)
     Proceeds from long-term debt                1,188,623           28,131
     Proceeds from issuance of common stock         12,563            6,444
         Net cash provided from (used for)
           financing activities                     93,302         (446,678)
     Net (decrease) increase in cash and
       cash equivalents                            (14,862)         103,809
     Cash and cash equivalents at beginning
       of period                                   139,989          111,629
     Cash and cash equivalents at end of period $  125,127        $ 215,438

Supplemental disclosure of non-cash transactions
     Conversion of 4-1/2% Convertible Notes into
       Class A Common Stock                                        $ 39,085
      Conversion of Class B Common Stock into
        Class A Common Stock                                       $    550

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

     The accompanying consolidated balance sheet at August 31, 1998 and the consolidated statements of operations for the nine and three months ended August 31, 1998 and 1997 and consolidated statements of cash flows for the nine months ended August 31, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its subsidiaries and affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

<Caption
                                             August 31,           November 30,
                                                1998                 1997
                                                    (in thousands)

Vessels                                     $ 5,431,832           $4,536,382
Vessels under construction                      550,017              182,929
                                              5,981,849            4,719,311
Land, buildings and improvements                205,267              194,013
Transportation and other equipment              306,643              268,520

   Total property and equipment               6,493,759            5,181,844

Less - accumulated depreciation and
  amortization                               (1,012,159)            (854,431)
                                            $ 5,481,600           $4,327,413

     Interest costs associated with the construction of property and equipment, consisting primarily of vessels, are capitalized during the construction period and amounted to $23.6 million and $12.3 million for the nine months ended August 31, 1998 and 1997, respectively, and $7.6 million and $4.9 million for the three months ended August 31, 1998 and 1997, respectively.


NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

<Caption
                                                    August 31,    November 30,
                                                       1998          1997
                                                           (in thousands)
Commercial Paper                                   $  157,036    $  288,614
Unsecured 5.75% Notes Due March 15, 1998                            200,000
Mortgages and other loans payable bearing interest
  at rates ranging from 5.6% to 9.9%, secured by
  vessels, maturing through 2007                      197,909        79,830
Unsecured 6.65% Debentures Due January 15, 2028       199,242
Unsecured 5.65% Notes Due October 15, 2000            199,811
Unsecured 6.15% Notes Due April 15, 2008              199,499
Unsecured 6.15% Notes Due October 1, 2003             124,965       124,960
Unsecured 7.20% Debentures Due October 1, 2023        124,880       124,876
Unsecured 7.7% Notes Due July 15, 2004                 99,933        99,924
Unsecured 7.05% Notes Due May 15, 2005                 99,866        99,851
Other loans payable                                    44,178        56,859
                                                    1,447,319     1,074,914
Less portion due within one year                      (72,423)      (59,620)
                                                   $1,374,896    $1,015,294

NOTE 4 - SHAREHOLDERS' EQUITY

     An analysis of the changes in shareholders' equity for the nine months ended August 31, 1998 is as follows:


<Caption
                            COMMON   PAID-IN-  RETAINED
                            STOCK    CAPITAL   EARNINGS    OTHER    TOTAL
                                           (in thousands)
Balances at November 30,
 1997 as previously
 reported                   $2,972  $866,097  $2,731,213  $4,816  $3,605,098
Two-for-one stock split
 effective June 12, 1998     2,972    (2,972)
Balances at November 30,
 1997 as adjusted            5,944   863,125   2,731,213   4,816   3,605,098
Net income                                       615,262             615,262
Cash dividends                                  (133,880)           (133,880)
Changes in securities
 valuation allowance                                         219         219
Foreign currency
 translation adjustment                                    4,247       4,247
Issuance of stock to
 employees under stock
 plans                          10    17,011              (4,651)     12,370
Vested portion of common
 stock under restricted
 stock plan                                                1,067       1,067
Balances at August 31, 1998 $5,954  $880,136  $3,212,595  $5,698  $4,104,383



     The Certificate of Incorporation authorizes the Board of Directors, at
its discretion, to issue up to 40 million shares of Preferred Stock.   The
stock is issuable in series which may vary as to certain rights and preferences and has a $.01 par value. As of August 31, 1998, no such shares had been issued.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Capital Expenditures

     A description of ships under contract for construction at August 31, 1998 is as follows (in millions, except berth data):

                 Expected               Number
                 Service               of Lower  Estimated   Remaining
Vessel            Date(1) Shipyard      Berths   Total Cost to Be Paid

Carnival Cruise Lines
Paradise          11/98  Masa-Yards      2,044    $  300     $  239
Carnival Triumph   7/99  Fincantieri(2)  2,758       410        323
Carnival Victory   8/00  Fincantieri     2,758       440        434
CCL Newbuild       4/01  Masa-Yards      2,100       375        357
CCL Newbuild      12/02  Fincantieri     2,758       450        430
CCL Newbuild       8/03  Fincantieri     2,758       450        430
  Total Carnival Cruise Lines           15,176     2,425      2,213

Holland America Line
Volendam           8/99  Fincantieri(2)  1,440       300        243
Zaandam            3/00  Fincantieri(2)  1,440       300        259
HAL Newbuild      11/00  Fincantieri(2)  1,380       300         60
  Total Holland America Line             4,260       900        562
  Total                                 19,436    $3,325     $2,775

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) The construction contracts with such shipyards are denominated in Italian Lire. Contracts have been fixed into U.S. Dollars through the utilization of forward currency contracts.

     In connection with the vessels under construction described in the above table, Carnival Corporation and its majority owned subsidiaries ("the Company") have paid $550 million through August 31, 1998 and anticipate paying approximately $900 million during the twelve month period ending August 31, 1999 and approximately $1.9 billion beyond August 31, 1999.

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

     The Company has reached an agreement in principle to settle one of the Passenger Complaints filed against it under terms that would apply to a nationwide class of Carnival Cruise Lines passengers. Should the court approve the settlement, the Company will seek its enforcement with respect to the plaintiffs in each of the remaining Passenger Complaints, and will thereafter seek the dismissal of such Complaints under principles of res judicata. Under the terms of the settlement, the Company will issue travel vouchers with a face value of $15-$40, depending on specified criteria, to certain of its passengers who are residents of the U.S. or its territories and who sailed on a Carnival Cruise Lines ship between April 1992 and June 1997. The Company will also pay a portion of the plaintiffs' legal fees. The terms of such settlement, however, are subject to the parties entering into a definitive agreement.

     Holland America Westours recently entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was approved by the court on September 28, 1998. Certain of the plaintiffs have indicated that they may appeal. Unless successfully appealed, Holland America Westours will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and pay a portion of the plaintiff's legal fees.

     The impact of the settlement of the Passenger Complaints on the Company is not reasonably estimable since both the amount of the travel vouchers to be redeemed and the effect of the travel voucher redemption on revenues is not known. Accordingly, the Company has not established a liability for the travel voucher portion of the settlements and will account for the redemption of the vouchers as a reduction of future revenues. However, the Company has previously established a liability for the estimated distribution costs of the settlement notices and plaintiffs' legal cost. The Company does not believe the settlements will have a material adverse impact on the Company's financial condition or results of operations.

     Three complaints were filed against Carnival Corporation and/or Holland America Westours (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who during the past four years booked a cruise with Carnival Corporation or Holland America Westours, claiming that advertising practices regarding port charges resulted in an improper commission bypass. These actions allege violations of state consumer protection laws, claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief.

     It is not now possible to determine the ultimate outcome of the pending Passenger and Travel Agent Complaints if such claims should proceed to trial. Management believes it has meritorious defenses to the claims. Management understands that purported class actions similar to the Passenger and Travel Agent Complaints have been filed against several other cruise lines.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.

Leasing Transaction

     During August 1998, the Company entered into a lease out and lease back transaction with respect to one of its vessels. The Company has effectively guaranteed certain obligations or provided letters of credit to participants in the transaction which, at August 31, 1998, total approximately $300 million. Only in the unlikely or remote event of non performance by certain major financial institutions, which have long term credit ratings of AAA, would the Company be required to make any payments under these guarantees. After 18 years, the Company has the right to exercise a purchase option that would terminate this transaction. As a result of this transaction, the Company received approximately $21 million (net) which is being amortized to nonoperating income over 18 years.

NOTE 6 - EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), and per share amounts have been computed thereunder as follows (in thousands, except per share data):

                                         Nine Months          Three Months
                                       Ended August 31,      Ended August 31,
                                       1998      1997        1998      1997
BASIC:
  Net income                         $615,262  $510,700   $344,752  $297,893
  Average common shares outstanding   594,908   593,966    595,234   594,278
  Basic per share amount             $   1.03  $    .86   $    .58  $    .50

DILUTED:
  Net income                         $615,262  $510,700    344,752  $297,893
  Interest expense related to 4.5%
      Convertible Subordinated Notes        -        38          -         -
  Income available assuming dilution $615,262  $510,738   $344,752  $297,893

  Average common shares outstanding   594,908   593,966    595,234   594,278
  Effect of dilutive securities:
    Additional shares issuable upon
      assumed conversion of 4.5%
      Convertible Subordinated Notes        -       170          -         -
    Various employee stock plans        3,482     2,160      3,606     2,414
  Average shares outstanding
    assuming dilution                 598,390   596,296    598,840   596,692
  Diluted per share amount           $   1.03  $    .86   $    .58  $    .50



     On April 13, 1998, the Board of Directors of the Company approved a two-for-one split of its Common Stock. The additional shares were distributed on June 12, 1998 to shareholders of record on May 29, 1998. All share and per share data presented herein have been retroactively restated to give effect to this stock split.


NOTE 7 - ACQUISITION

     On May 28, 1998, the Company and a group of investors acquired the operating assets of Cunard, a cruise company operating five luxury cruise ships, for $500 million, adjusted for working capital and debt assumed. After the adjustment for working capital and debt assumed, the Company's cash portion of the investment was approximately $257 million. Goodwill generated from the transaction is being amortized using the straight line method over 40 years. The Company is accounting for the acquisition using the purchase accounting method. Simultaneous with the acquisition, Seabourn Cruise Line Limited ("Seabourn"), a luxury cruise line in which the Company owned a 50% interest, was merged with Cunard. The Company owns approximately 68% of the merged entity, which is named Cunard Line Limited. Commencing on May 28, 1998, the financial results of Cunard Line Limited have been included in the Company's consolidated financial statements. Prior to May 28, 1998, the Company's 50% interest in Seabourn was accounted for using the equity method of accounting.

     Had the above transactions occurred on December 1, 1996, the Company's consolidated revenues for the nine months ended August 31, 1998 and 1997 would have been approximately $2.5 billion and $2.27 billion, respectively, and $959 million for the three months ended August 31, 1997.

     The Company has the option at any time to purchase the 32% minority interest in Cunard Line Limited for approximately five million shares of the Company's common stock. If the Company does not exercise its option, the minority shareholders, under certain circumstances, can require the Company on May 28, 2001 to purchase their shares for approximately five million shares of the Company's common stock.

     The preliminary impact on the Company's assets and liabilities related to the acquisition of Cunard and consolidation of Seabourn was as follows (in millions):

       Fair value of Cunard assets                  $544
       Seabourn assets consolidated                  191
       Debt assumed                                 (157)
       Other liabilities assumed                    (198)
       Minority interest                            (123)
       Cash paid for acquisition                     257
       Cash of acquired companies                     (9)
         Net cash paid as reflected
           in the Statement of Cash Flows           $248

NOTE 8 - RECENT PRONOUNCEMENTS

     In April 1998, Statement of Position 98-5 - "Reporting on the Costs of Start-Up Activities" ("SOP") was issued. The SOP 98-5 requires that all start-up or pre-operating costs be expensed as incurred. In July 1998, the Company adopted SOP 98-5 and, accordingly, expensed $8.6 million of previously deferred start-up costs. The $8.6 million represents the cumulative effect from the Company changing this policy, which is included in other nonoperating expenses in the accompanying statement of operations.

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


NOTE 9 - RECENT EVENTS

    In June 1998, CHC International, Inc. ("CHC"), a 23% owned affiliate, consummated its merger with Patriot American Hospitality, Inc. ("Patriot") under which Patriot acquired CHC's hotel management division and CHC's shareholders received shares of redeemable preferred stock convertible into Patriot common stock. As a result of this transaction, the Company recognized a gain of $8.4 million which is included in other nonoperating income in the accompanying statement of operations.

     In July 1998, in connection with Airtours plc's ("Airtours") acquisition of the common stock of a United Kingdom based tour company, Airtours issued approximately 18.5 million shares of its common stock, at approximately $6.90 per share. The issuance of these shares reduced the Company's ownership of Airtours by approximately 1% to approximately 26%. As a result of this transaction, the Company recognized a net gain, after a provision for deferred income taxes, of $11.8 million which is included in other nonoperating income in the accompanying statement of operations.

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

     The following table presents selected segment and statistical information for the periods indicated:

                               Nine Months               Three Months
                             Ended August 31,           Ended August 31,
                              1998        1997           1998       1997
                      (in thousands, except selected statistical information)
REVENUES:
   Cruise                 $2,090,667   $1,753,416    $  908,606   $668,813
   Tour                      248,630      218,681       203,177    181,011
   Intersegment revenues     (58,562)     (48,980)      (50,244)   (44,403)
                          $2,280,735   $1,923,117    $1,061,539   $805,421
OPERATING COSTS AND
  EXPENSES:
   Cruise                 $1,067,089   $  902,786    $  433,263   $301,170
   Tour                      201,767      168,936       157,324    131,353
   Intersegment expenses     (58,562)     (48,980)      (50,244)   (44,403)
                          $1,210,294   $1,022,742    $  540,343   $388,120
OPERATING INCOME:
   Cruise                 $  655,733   $  539,566    $  335,889   $274,282
   Tour                       14,116       18,783        31,329     35,391
   Income (loss) from
     affiliates and
     corporate expenses       (7,839)      (6,885)       11,631      9,288
                          $  662,010   $  551,464    $  378,849   $318,961

SELECTED STATISTICAL INFORMATION:
   Passengers Carried      1,522,000    1,504,000       599,000    554,000
   Passenger Cruise
      Days (1)             9,662,000    9,167,000     3,731,000  3,286,000
   Occupancy Percentage        107.8%(2)    109.6%        111.5%(2)  114.3%



(1) A passenger cruise day is one passenger sailing for a period of one day.
For example, one passenger sailing on a one week cruise is seven passenger cruise days.
(2) Includes the effect of Cunard and Seabourn brands since May 28, 1998 which have lower occupancy percentages than the Company's other brands.


     Operations data expressed as a percentage of total revenues for the periods indicated is as follows:

                                   Nine Months        Three Months
                                 Ended August 31,    Ended August 31,
                                  1998    1997        1998    1997

REVENUES                           100%    100%        100%    100%

COSTS AND EXPENSES:
   Operating expenses               53      53          51      48
   Selling and administrative       12      12           9       8
   Depreciation and amortization     6       6           6       5
OPERATING INCOME BEFORE
 INCOME (LOSS) FROM AFFILIATED
 OPERATIONS (1)                     29      29          34      39
   Income (loss) from affiliated
    operations                       -       -           1       1
OPERATING INCOME                    29      29          35      40
NONOPERATING EXPENSE                (2)     (2)         (3)     (3)
NET INCOME                          27%     27%         32%     37%

(1) In the third quarter of 1998 the reduction in operating income as a percentage of revenue is primarily due to the acquisition and consolidation of Cunard and Seabourn which have significantly higher operating expenses as a percentage of revenues than the Company's other brands.


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

     In June 1997, the Company and Airtours plc ("Airtours"), a publicly traded (London Stock Exchange) travel company in which the Company currently holds an approximate 26% interest, each acquired a 50% interest in Il Ponte S.p.A. ("Costa"), the parent company of Costa Crociere S.p.A., an Italian cruise company. The Company records its interest in Airtours and Costa using the equity basis of accounting and records its portion of Airtours' and Costa's operating results on a two month lag basis. Demand for Costa's and Airtours' products is seasonal due to the nature of the European leisure travel industry and Mediterranean cruise season. Typically, Airtours and Costa's quarters ending June 30 and September 30 experience higher demand, with demand in the quarter ending September 30 being the highest. Demand for Costa's and Airtours' products is lower in their quarters ending December 31 and March 31.

     Average capacity for the Company's cruise brands, excluding the impact of the acquisition and consolidation of Cunard and Seabourn, is expected to increase 11.4% in the fourth quarter of fiscal 1998, as compared to the same period of fiscal 1997. This increase is primarily a result of the introduction into service of Holland America Line's new Rotterdam in November 1997, Carnival Cruise Lines' Elation in March 1998 and Windstar Cruises' Wind Surf in May 1998. Including the impact of Cunard and Seabourn, average capacity is expected to increase 24.6% in the fourth quarter of fiscal 1998, as compared to the same period of fiscal 1997. The acquisition and consolidation of Cunard and Seabourn is not expected to materially affect the Company's consolidated earnings in 1998.

     The year over year percentage increase in average cruise capacity, excluding the impact of Cunard and Seabourn, resulting from the delivery of vessels currently under contract for construction for the years 1999 and 2000 is expected to approximate 13.6% and 13.1%, respectively. Including the impact of Cunard and Seabourn, the year over year increase in average capacity for 1999 and 2000 is expected to approximate 18.4%, and 11.8%, respectively.


Nine Months Ended August 31, 1998 Compared
To Nine Months Ended August 31, 1997

     Revenues

     The increase in total revenues of $357.6 million, or 18.6%, was due primarily to an increase in cruise revenues of $337.3 million, or 19.2%. Approximately $155 million of the cruise revenue increase is due to the acquisition and consolidation of Cunard and Seabourn and $182.5 million is due to increased cruise revenues from Carnival Cruise Lines, Holland America Line and Windstar Cruises. The increase from Carnival Cruise Lines, Holland America Line and Windstar Cruises resulted from an increase of 8.2% in total revenue per passenger cruise day and a 2.7% increase in capacity, offset slightly by a 0.7% decrease in occupancy rates. Total revenue per passenger cruise day increased primarily due to strong demand for the Company's cruise brands and the introduction of Holland America Line's new Rotterdam in November 1997, which has obtained higher pricing. Capacity increased due to the addition of new vessels discussed above offset by the MS Ecstasy being out of service for six weeks during the 1998 third quarter (see Nonoperating Income (Expense) below). Tour revenues increased $29.9 million, or 13.7%, due primarily to an increase in the number of tours sold.

     Costs and Expenses

     Operating expenses increased $187.6 million, or 18.3%. Cruise operating costs increased by $164.3 million, or 18.2%, to $1.07 billion in the first nine months of 1998 from $902.8 million in the comparable 1997 period. Approximately $94 million of the cruise operating costs increase is due to the acquisition and consolidation of Cunard and Seabourn. Excluding Cunard and Seabourn, cruise operating costs as a percentage of revenues are 50% and 52% in the first nine months of 1998 and 1997, respectively. Cruise operating costs, excluding Cunard and Seabourn, increased primarily as a result of increases in capacity, airfare costs and commission expense, partially offset by lower fuel costs. Airfare costs increased due to a higher rate per air passenger as well as a higher percentage of passengers electing the Company's air program. The increase in commission expense resulted from the increase in passenger ticket revenues. Tour operating expenses increased $32.8 million, or 19.4% primarily due to the increase in tour volume and higher expenses incurred primarily as a result of increased tour content.

     Selling and administrative expenses increased $40.8 million, or 18.4%, of which $25.6 million, or 11.5%, was due to the acquisition and consolidation of Cunard and Seabourn. Excluding Cunard and Seabourn, selling and administrative expenses as a percentage of revenues are 11% and 12% in the first nine months of 1998 and 1997, respectively. Selling and administrative expenses, excluding Cunard and Seabourn, increased primarily as a result of increases in payroll and related costs.

     Depreciation and amortization increased by $20.8 million, or 16.5%, to $146.7 million in the first nine months of 1998 from $125.9 million in the first nine months of 1997 primarily due to the additional depreciation associated with the increase in capacity and the acquisition and consolidation of Cunard and Seabourn.

     Affiliated Operations

     During the first nine months of 1998, the Company recorded $.8 million of income from affiliated operations as compared with $1.3 million of losses in the first nine months of 1997. The Company's portion of Airtours' losses increased $3.1 million to $4.5 million in the first nine months of 1998. The Company recorded income of $9.0 million during the first nine months of 1998 related to its interest in Costa. The Company did not record earnings from its investment in Costa in the first nine months of 1997 since Costa was acquired in June 1997 and its operating results are recorded on a two month lag basis. The affiliated operations for the nine months of 1998 includes Seabourn Cruise Line through May 28, 1998 after which its results are included in the Company's consolidated results.

     Nonoperating Income (Expense)

    Interest income increased $2.6 million in 1998 primarily due to an increase in average cash and short term investment balances and notes receivable. Gross interest expense (excluding capitalized interest) increased $11.3 million in 1998 primarily as a result of higher average debt balances, arising from the acquisition and consolidation of Cunard and Seabourn, as well as investments in new vessel projects. Capitalized interest increased $11.3 million due to higher levels of investments in ship construction projects during the first nine months of fiscal 1998 as compared with the first nine months of fiscal 1997.

    Included in other income in the first nine months of 1998 were gains of $8.4 and $11.8 million resulting from the closing of the sale of CHC's hotel management division and Airtours' issuance of its common stock, respectively. Additionally, other expense includes $8.6 million of previously deferred start-up costs which were expensed and represent the cumulative effect from the Company changing its policy in connection with its early adoption of SOP 98-5. See Notes 8 and 9 in the accompanying financial statements.

     In July 1998, a fire broke out on the mooring deck on Carnival Cruise Line's Ecstasy. There were no serious injuries to passengers or crew, however, there was damage to the ship's aft section. The time necessary to complete repairs to the Ecstasy resulted in the ship being out of service for six weeks during the third quarter of 1998. The Ecstasy fire resulted in a reduction in earnings of approximately $18.4 million in the third quarter of 1998. This reduction was comprised of lost revenue, net of related variable expenses, of $11.1 million, and costs associated with repairs to the ship, passenger handling and various other costs, net of estimated insurance recoveries, of $7.3 million. The costs of $7.3 million were included in other expenses.

     Minority interest was approximately $8.0 million which represents the minority shareholders' interest in Cunard Line Limited, including Seabourn Cruise Line, since its acquisition and consolidation by the Company on May 28, 1998.

     Income tax expense decreased $2.7 million primarily due to the lower profits realized by the tour operations.


Three Months Ended August 31, 1998 Compared
To Three Months Ended August 31, 1997

     Revenues

     The increase in total revenues of $256.1 million, or 31.8%, was due to a $239.8 million, or 35.9%, increase in cruise revenues. Approximately $155 million of the cruise revenue increase is due to the acquisition and consolidation of Cunard and Seabourn, and $85.0 million is due to increased cruise revenues from Carnival Cruise Lines, Holland America Line and Windstar Cruises. The increase from Carnival Cruise Lines, Holland America Line and Windstar Cruises was primarily the result of an 8.3% increase in total revenue per passenger cruise day, a 3.5% increase in capacity, and a 0.5% increase in occupancy rates. Total revenue per passenger cruise day and capacity increased primarily due to the same reasons discussed above in the nine month explanations. Tour revenues increased $22.2 million, or 12.2%, due primarily to an increase in the number of tours sold.

     Costs and Expenses

     Operating expenses increased $152.2 million, or 39.2%. Cruise operating costs increased by $132.1 million, or 43.9%, to $433.3 million in the third quarter of 1998 from $301.2 million in the third quarter of 1997. Approximately $94 million of the cruise operating costs increase is due to the acquisition and consolidation of Cunard and Seabourn. Excluding Cunard and Seabourn, cruise operating costs as a percentage of revenues are 45% in both 1998 and 1997. Cruise operating costs, excluding Cunard and Seabourn, increased primarily as a result of the increases in capacity, airfare costs and commission expense, partially offset by lower fuel costs. Airfare costs increased due to a higher rate per air passenger as well as a higher percentage of passengers electing the Company's air program. The increase in commission expense was associated with the increase in passenger ticket revenues. Tour operating expenses increased $26.0 million, or 19.8%, primarily due to the increase in tour volume and higher expenses incurred primarily as a result of increased tour content.

     Selling and administrative expenses increased $33.3 million, or 50.8%, of which $25.6 million, or 39.0%, is due to the acquisition and consolidation of Cunard and Seabourn. Excluding Cunard and Seabourn, selling and administrative expenses as a percentage of revenues were 8% in the third quarter of both 1998 and 1997. Selling and administrative expenses, excluding Cunard and Seabourn, increased as a result of increases in advertising expenses and payroll and related costs.

     Depreciation and amortization increased by $14.2 million, or 32.8%, to $57.4 million in the third quarter of 1998 from $43.2 million in the third quarter of 1997 primarily due to the acquisition and consolidation of Cunard and Seabourn and the additional depreciation associated with the increase in other capacity.

     Affiliated Operations

     During the third quarter of 1998, the Company recorded $13.8 million of income from affiliated operations as compared with $10.4 million of income in the third quarter of 1997. The Company's portion of Airtours' income decreased $.1 million to $6.8 million in the third quarter of 1998. The Company also recorded income of $6.6 million during the third quarter of 1998 related to its interest in Costa.


     Nonoperating Income (Expense)

    Gross interest expense (excluding capitalized interest) increased $9.5 million in 1998 primarily as a result of higher average debt balances due to the acquisition and consolidation of Cunard and Seabourn, as well as investments in new vessel projects. Capitalized interest increased $2.7 million due to higher levels of investments in ship construction projects during the third quarter of fiscal 1998 as compared with the third quarter of fiscal 1997.

    Other income, net, minority interest and income tax expense increased or decreased primarily for the same reasons discussed above in the nine month explanations.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash

     The Company's business provided $877.9 million of net cash from operations during the nine months ended August 31, 1998, an increase of 23.8% compared to the corresponding period in 1997.

     In January 1998, the Company completed an offering of $200 million of 6.65% Debentures Due January 15, 2028. In addition, in April 1998 the Company completed an offering of $200 million of 5.65% Notes Due October 15, 2000 and $200 million of 6.15% Notes Due April 15, 2008.

     Uses of Cash

     During the nine months ended August 31, 1998, the Company made net expenditures of approximately $808.2 million on capital projects, of which $752.4 million was spent in connection with its ongoing shipbuilding program. The shipbuilding expenditures included the final payment on Carnival Cruise Lines' Elation, which was delivered to the Company in late February, the acquisition of Windstar Cruises' Wind Surf, which went into service in April 1998 and the payment of approximately $232 million for the HAL Newbuild scheduled to enter service in September 2000. The nonshipbuilding capital expenditures consisted primarily of improvements to a private island in the Caribbean (HAL began to use the island during the first quarter of 1998 as a destination for certain of its itineraries), transportation equipment, ship refurbishments, tour assets and other equipment.

     The Company paid $257 million related to the acquisition of Cunard.  See
Note 7 in the accompanying financial statements.

     The Company made scheduled principal payments totaling approximately $39.7 million under various individual vessel mortgage loans during the nine months ended August 31, 1998. In March 1998 the Company paid at maturity $200 million due on the 5.75% Notes Due March 15, 1998.

     Future Commitments

     The Company has contracts for the delivery of nine new vessels over the next five years. The Company will pay approximately $900 million during the twelve months ending August 31, 1999 relating to the construction and delivery of those new ships and approximately $1.9 billion beyond August 31, 1999.

     In addition to the ship construction contracts discussed above, the Company has options to construct two additional vessels for Carnival Cruise Lines for delivery in 2001 and 2002. The Company is also in negotiations with several shipbuilding yards for a new class of vessel for Holland America Line and is in the initial planning phase related to the construction of a new ship for Cunard. No assurance can be given that the two options for Carnival Cruise Lines will be exercised, the negotiations for the Holland America Line vessel will be successful or that the new Cunard shipbuilding project will be continued.

     At August 31, 1998, the Company had $1.45 billion of long-term debt of which $72.4 million is due during the twelve months ending August 31, 1999. See Note 3 in the accompanying financial statements for more information regarding the Company's debt.

     Funding Sources

     Cash from operations is expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. In addition, the Company may also fund a portion of these cash requirements from borrowings under its revolving credit facilities or commercial paper programs and/or through the issuance of long-term debt in the public or private markets. As of August 31, 1998, the Company had $1.07 billion available for borrowing under its revolving credit facilities.

     To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving credit facilities and/or commercial paper programs, the Company believes that it will be able to secure such financing from banks or through the offering of short-term debt and/or equity securities in the public or private markets. Also, the Company has filed Registration Statements on Form S-3 (the "Shelf Registration") relating to shelf offerings of debt or equity securities. As of August 31, 1998, the remaining aggregate principal amount of debt or equity securities available under the Shelf Registration is $400 million.

     Year 2000

     The Year 2000 computer issue is primarily the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors and a disruption in the operation of such systems.

     The term "Company" as used in this Section refers to Carnival Corporation and its consolidated subsidiaries.

     State of Readiness

     The Company has established internally staffed project teams to address Year 2000 issues. Each team has implemented a plan that focuses on Year 2000 compliance efforts for IT and non-IT systems for their respective companies. The systems include (1) information systems software and hardware (e.g. reservations, accounting and associated systems, personal computers and software and various end-user developed applications) and (2) building facilities and shipboard equipment (e.g. shipboard navigation, control, power generation and distribution systems, operating systems and shipbuilding and communication systems).

     The Company's Year 2000 plan addresses the Year 2000 issues in multiple phases, including: (1) inventory of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 issues; (2) assessment of inventoried items to determine risks associated with their failure to be Year 2000 compliant; (3) testing of systems and/or components to determine if Year 2000 compliant, both prior and/or subsequent to remediation; (4) remediation and implementation of systems; and (5) contingency planning to assess reasonably likely worst case scenarios.

      Inventories have been substantially completed for all Company shoreside software applications, hardware and operating systems. A risk assessment was then prepared based on feedback from the Company's respective business units. Most of the Company's critical internally developed software systems have been successfully tested and remediated. Most of the Company's reservations systems have been remediated and tested and all are expected to be fully implemented by the end of calendar year 1998. Remediation of the Company's other critical shoreside software and hardware applications are also estimated to be completed by the end of calendar year 1998.

     Inventories have been substantially completed for all building facilities and shipboard equipment systems. A risk assessment has been substantially completed and is expected to be finalized by the end of calendar year 1998.
In certain cases, the Company has retained third party consultants to analyze the shipboard hardware and embedded system inventories and assist the Company in testing, remediation and implementation of these applications. This process is expected to be completed by the end of the third calendar quarter of 1999. Internally developed shipboard information systems have been remediated and will be tested and fully implemented on ships in mid 1999.

     The Company is tracking the Year 2000 compliance status of its material vendors and suppliers via the Company's own internal vendor compliance effort. Year 2000 correspondence was sent to critical vendors and suppliers, with continued follow up for those who failed to respond. All vendor responses are currently being evaluated to assess any possible risk to or effect on the Company's operations. The Company expects to implement additional procedures for assessing its critical vendors.

     Risks of Company's Year 2000 Issues

     The Company is in the process of determining its contingency plans which will include the identification of its most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to the Company include (1) the disruption of transportation channels relevant to the Company's operations, including ports and transportation vendors (airlines) as a result of a general failure of support systems and necessary infrastructure;
(2) the disruption of travel agency and other sales distribution systems; and
(3) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers.

     Based on its current assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, both domestic and international, such as governmental agencies, vendors and suppliers. Consequently, the Company is unable to determine at this time whether Year 2000 failures will materially affect the Company. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures.

     Contingency Plans

     The Company is preparing its contingency plans to identify and determine how to handle its most reasonably likely worst scenarios. Preliminary contingency plans are currently being reviewed. Comprehensive contingency plans are estimated to be complete by mid 1999.

     Costs

     The Company does not expect the costs associated with its Year 2000 efforts will be material. The Company estimates aggregate expenditures of approximately $16 million to address Year 2000 issues through December 1999. These aggregate expenditures include $9 million of costs that are being charged to expense and $7 million of costs related to the accelerated replacement of non-compliant systems due to Year 2000 issues which will be capitalized. The total amount expended through August 31, 1998 was approximately $7 million, of which $4 million has been charged to expense and $3 million has been capitalized related to the accelerated replacement of non-compliant systems due to Year 2000 issues. These costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in the Company's Annual Report on Form 10-K for the year ended November 30, 1997 (the "1997 Form 10-K") and Quarterly Reports on Form 10-Q for the quarters ended February 28 and May 31, 1998 (the "Quarterly Form 10-Q's"). The following are the material subsequent developments in such cases.

     In the action filed against the Company in Ohio by Cathy J. Miller and others, the Company has filed a motion to dismiss on the grounds of improper forum, the plaintiffs have responded, and the Company's reply is due in October 1998. In the action filed against the Company in Georgia by Elizabeth Forsling, the United States District Court granted the plaintiff's motion to remand. Thereafter, the Company moved before the Georgia state court to dismiss the case on the grounds of improper forum. Plaintiff's response is due in October 1998. In the action filed against the Company in Tennessee by Brent Mezzacasa and others, the plaintiffs have appealed the Chancery Court's dismissal to the Tennessee Court of Appeals, the Company has responded, and plaintiffs' have replied. An argument date has not yet been set. In the action filed against the Company in Illinois by John R. Birdsell and others, the court has overruled the Company's objection to the court's exercise of personal jurisdiction. The Company must answer or otherwise respond in October 1998, and the Company intends to move to dismiss on the grounds of improper forum.

     In the action filed against the Company in Florida by Michelle Hackbarth and others, the Company has reached an agreement in principle to settle the action under terms that would apply to a nationwide class of Carnival Cruise Lines passengers. Should the court approve the settlement, the Company will seek its enforcement with respect to the plaintiffs in each of the remaining Passenger Complaints, and will thereafter seek the dismissal of such Complaints under principles of res judicata. Under the terms of the settlement, the Company will issue travel vouchers with a face value of $15-$40, depending on specified criteria, to certain of its passengers who are residents of the U.S. or its territories and who sailed on a Carnival Cruise Lines ship between April 1992 and June 1997. The Company will also pay a portion of the plaintiffs legal fees. The terms of such settlement, however, are subject to the parties entering into a definitive agreement.

     In the action filed against Holland America Westours in Washington by Francine Pickett, the settlement agreement received final court approval in September 1998. Certain plaintiffs have indicated that they may appeal. An appeal may delay the issuance of the travel vouchers contemplated by the settlement agreement.

     Several actions referred to as the "Travel Agent Complaints" were previously reported in the 1997 Form 10-K and in the Quarterly Form 10-Q's, and the following are the material subsequent developments in such cases.

     In the action filed against the Company in Florida by N.G.L. Travel Associates, a hearing will be held on November 19, 1998 to consider the Company's motion to dismiss the action. In the action filed against the Company in Alabama by Flora Price and others, the United States District Court has indicated that it will deny the plaintiffs' motion to remand and grant the Company's motion to dismiss the case. The plaintiffs have indicated that they may appeal.

     The Company previously reported in the Quarterly Form 10-Q's that HAL Beheer, B.V., a Netherlands affiliate that employs crew members on board Holland America Line ships, entered into a Plea Agreement with the U.S. Department of Justice. On October 8, 1998, the Court accepted the Plea Agreement and entered judgment consistent therewith.

     It is not now possible to determine the ultimate outcome of the pending Passenger and Travel Agent Complaints if such claims should proceed to trial. Management believes it has meritorious defenses to the claims. Management understands that purported class actions similar to the Passenger and Travel Agent Complaints have been filed against several other cruise lines.

     For a description of other pending litigation, see the 1997 Form 10-K and the Quarterly Form 10-Q's.

ITEM 5: Other Information

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises; pricing policies followed by competitors of the Company; increases in cruise industry capacity; changes in tax laws and regulations (see Part II, Item 5 (d) - Taxation of the Company in the Company's filing of Form 10-K for the period ended November 30, 1997); the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; the impact of the Year 2000 issues on the Company; and changes in laws and government regulations applicable to the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule
27.1   Restated Financial Data Schedule - February 28, 1998
27.2   Restated Financial Data Schedule - November 30, 1997
27.3   Restated Financial Data Schedule - August 31, 1997
27.4   Restated Financial Data Schedule - May 31, 1997
27.5   Restated Financial Data Schedule - February 28, 1997
27.6   Restated Financial Data Schedule - November 30, 1996
27.7   Restated Financial Data Schedule - August 31, 1996
27.8   Restated Financial Data Schedule - May 31, 1996
27.9   Restated Financial Data Schedule - February 29, 1996
27.10  Restated Financial Data Schedule - November 30, 1995


(b) Reports on Form 8-K
       None.


                                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: October 15, 1998              BY \s\ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman and Chief
                                          Operating Officer


Date: October 15, 1998              BY \s\ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President Finance
                                          and Chief Financial and
                                          Accounting Officer
INDEX TO EXHIBITS

                                                                  Page No. in
                                                                   Sequential
                                                                    Numbering
                                                                       System
Exhibits

12     Ratio of Earnings to Fixed Charges
27     Financial Data Schedule
27.1   Restated Financial Data Schedule - February 28, 1998
27.2   Restated Financial Data Schedule - November 30, 1997
27.3   Restated Financial Data Schedule - August 31, 1997
27.4   Restated Financial Data Schedule - May 31, 1997
27.5   Restated Financial Data Schedule - February 28, 1997
27.6   Restated Financial Data Schedule - November 30, 1996
27.7   Restated Financial Data Schedule - August 31, 1996
27.8   Restated Financial Data Schedule - May 31, 1996
27.9   Restated Financial Data Schedule - February 29, 1996
27.10  Restated Financial Data Schedule - November 30, 1995
