Form 10-K
period 1998-11-30
CARNIVAL CORP
filed 1999-02-25
CIK 815097

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

 (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1998
                                     OR

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

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of exchange on
       Title of each class                        which registered
         Common Stock                              New York Stock
       ($.01 par value)                            Exchange, Inc.

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $14,371,000,000 based upon the closing market price on February 12, 1999 of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.

     At February 12, 1999, the Registrant had outstanding
612,903,484 shares of its Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 1998 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (b).     Market for the Registrant's Common Equity and Related
                       Stockholder Matters - Market Information and Holders

Item 6.                Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.               Quantitative and Qualitative Disclosures About
                       Market Risk

Item 8.                Financial Statements and Supplementary Data


     The information described below and contained in the Registrant's 1999 definitive Proxy Statement, to be filed with the Commission is incorporated by reference into this Form 10-K.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrant

Item 11.               Executive Compensation

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management

Item 13.               Certain Relationships and Related Transactions

                                      PART I

  Item 1.  Business

     A.  General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974. Carnival Corporation, including its wholly and majority owned subsidiaries (referred to collectively as the "Company"), is the world's largest multiple-night cruise company based on the number of passengers carried, revenues generated and available capacity. The Company offers a broad range of leading cruise brands serving the contemporary cruise market through Carnival Cruise Lines ("Carnival"), the premium cruise market through Holland America Line ("Holland America") and the luxury cruise market through Cunard Line ("Cunard"), Seabourn Cruise Line ("Seabourn") and Windstar Cruises ("Windstar") (collectively the "Majority Owned Cruise Operations"). The Company also owns equity interests in Costa Crociere S.p.A. ("Costa"), an Italian cruise company, and Airtours plc ("Airtours"), an integrated leisure travel group of companies which also operates cruise ships (collectively the "Affiliated Cruise Operations"). Costa and Airtours' Sun Cruises target the contemporary cruise market.

     A summary of the cruise operations of the Company and its affiliates is as follows:

                        Percentage
                         Owned by                               Primary
          Cruise         Carnival     Number     Passenger     Geographic
          Brand        Corporation   of Ships    Capacity(1)    Market
Majority Owned Cruise
  Operations:
    Carnival                100%       13        24,404       North America
    Holland America         100%        8        10,302       North America
    Windstar                100%        4           756       North America
    Cunard (2)               68%        5         3,380       Worldwide
    Seabourn (2)             68%        3           624       North America
                                       33        39,466
Affiliated Cruise
  Operations:
    Costa                    50%(3)     7         7,644       Europe
    Airtours' Sun Cruises    26%        3         2,924       Europe
                                       10        10,568
                                       43        50,034

  (1) In accordance with cruise industry practice, all passenger capacities indicated within this document are calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (2) In May 1998, the Company and a group of investors acquired the assets of Cunard, a cruise company operating five luxury ships, for $500 million, as adjusted. Simultaneous with the acquisition, Seabourn Cruise Line Limited, a luxury cruise line in which the Company owned a 50% interest, was combined with Cunard. The Company now owns 68% of the combined entity, which is named Cunard Line Limited. See Note 13 to the Financial Statements as included in Exhibit 13 to this Form 10-K.
  (3) The 50% equity interest of Costa not owned by the Company is owned by Airtours. Including the Company's interest in Airtours, it beneficially owns 63% of Costa.

     Historically, the Company's cruise brands have been marketed primarily in North America. The Company began to globalize its cruise business by expanding its markets into Europe through the acquisition of its interest in Airtours in April 1996, Costa in June 1997 and Cunard in May 1998. Airtours, which is headquartered in Manchester, England, is the largest air inclusive tour operator in the world, selling packaged tours in the Austrian, British, Belgian, Dutch, French, German, Irish, Polish, Scandinavian, Swiss and North American markets. Additionally, it operates three cruise ships (a fourth ship is expected to enter service in April
1999) under the Sun Cruises name. Costa, which is headquartered in Genoa, Italy, has sales offices in Argentina, Brazil, England, Florida, France, Italy, Spain and Switzerland and sells the majority of its cruises in Southern Europe, primarily in Italy, France and Spain. Cunard Line Limited, which is headquartered in Miami, Florida, has Cunard and Seabourn sales offices in Miami, New York City, England, Germany and Australia, and sells a substantial number of its cruises in Europe, primarily in the United Kingdom and Germany. The cruise markets in Europe are much smaller than the North American market. Industry-wide European cruise passengers carried in 1998 are estimated to be approximately 1.3 million compared to approximately 5.4 million from North America.

     The Company has signed agreements with two shipyards providing for the construction of additional cruise ships. A summary of new ship agreements for the Company's Majority Owned Cruise Operations is as follows:

                                  EXPECTED
                                  SERVICE           PASSENGER
       VESSEL                     DATE(1)           CAPACITY
       Carnival:
          Carnival Triumph         7/99               2,758
          Carnival Victory         8/00               2,758
          Newbuild                 4/01               2,100
          Carnival Conquest       12/02               2,758
          Carnival Glory           8/03               2,758
            Total Carnival                           13,132(2)
       Holland America:
          Volendam                 8/99               1,440
          Zaandam                  3/00               1,440
          Newbuild                11/00               1,380
            Total Holland America                     4,260
              Total                                  17,392

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) The Company also has options for the construction of two additional vessels each with a passenger capacity of 2,100. No assurance can be given that the options to construct the vessels will be exercised.

     As a result of this shipbuilding program the Company currently expects the passenger capacity for its Majority Owned Cruise Operations to increase from 39,466 to 56,858, or by 44.1%, by the summer of 2003, assuming none of the Company's existing fleet is retired, no new contracts are entered into and the options described above are not exercised.

     During 1997, the Company announced that it was in negotiations with shipyards to build a new class of ships for each of its Carnival, Holland America and Costa brands. The first of these orders has been placed by Costa to construct the Costa Atlantica, a 2,112 passenger capacity, 82,000 gross registered ton vessel, which is expected to enter service in the spring of 2000. In February 1998, the Company announced agreements for this new class of vessel for the Carnival brand, which include a contract to purchase one vessel for delivery in 2001 and options to acquire two additional vessels. Additionally, although no assurances can be made, the Company hopes to finalize orders for a new class of vessel for Holland America and an ocean liner for Cunard, known as the Queen Mary Project, in 1999.

     In addition to its cruise operations, the Company operates a tour business, through Holland America Line-Westours Inc. ("Holland America Westours"), which markets sightseeing tours both separately and as a part of Holland America cruise/tour packages. Holland America Westours operates 14 hotels in Alaska and the Canadian Yukon, two luxury dayboats offering tours to the glaciers of Alaska and the Yukon River, over 280 motor coaches used for sightseeing and charters in the states of Washington and Alaska and in the Canadian Rockies and 13 private domed rail cars which are run on the Alaska Railroad between Anchorage and Fairbanks.

    B.  Cruise Ship Segment - Majority Owned Cruise Operations

     North American Cruise Industry

     The passenger cruise industry as it exists today began in approximately 1970. Over time, the industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. According to Cruise Lines International Association ("CLIA"), an industry trade group, in 1970 approximately 500,000 North American passengers took cruises for three consecutive nights or more. CLIA estimates that this number reached 5.4 million passengers in 1998, an average compound annual growth rate of 8.9% since 1970. Also, according to CLIA, by the end of 1998 the number of ships in service totaled 145 with an aggregate capacity of approximately 140,000 lower berths. CLIA estimates that the number of passengers carried in North America increased from 5.051 million in 1997 to 5.4 million in 1998 or 6.9%.

     CLIA estimates that the number of cruise passengers will grow to approximately 6.0 million in 1999. CLIA projections (updated for recently announced shipbuilding contracts) indicate that by the end of 1999, 2000 and 2001 North America will be served by 155, 167 and 174 vessels, respectively, having an aggregate capacity of approximately 155,000, 172,000 and 185,000 lower berths, respectively. CLIA estimates of new ship introductions are based on scheduled ship deliveries and could change. The lead time for design, construction and delivery of a typical large cruise ship is approximately two to three years. Additionally, CLIA's estimates of capacity do not include assumptions related to unannounced ship withdrawals due to age or changes in itineraries and, accordingly, could indicate a higher percentage growth in capacity than will actually occur. Nonetheless, management believes net capacity serving North American cruise passengers will increase over the next several years, barring unforeseen events.

     A comparison of CLIA's North American cruise passengers and Company total worldwide passenger growth over the last five years based on passengers carried for at least three consecutive nights is as follows:


                             NORTH AMERICAN                COMPANY
                                CRUISE                     CRUISE
     YEAR                     PASSENGERS(1)              PASSENGERS(2)
                            (Calendar Year)             (Fiscal Year)
     1998                    5,400,000(est.)              2,045,000
     1997                    5,051,000                    1,945,000
     1996                    4,659,000                    1,764,000
     1995                    4,378,000                    1,543,000
     1994                    4,448,000                    1,354,000

(1)  Source: CLIA
(2)  Represents the Company's worldwide cruise passengers.

     From 1994 through 1998, the Company's average compound annual growth rate in total number of passengers carried worldwide was 10.9% versus the industry average of 5.1% for North America.

     The Company's passenger capacity has grown from 23,995 at November 30, 1994 to 39,466 at November 30, 1998. In 1995, with the delivery of the Imagination, capacity increased by 2,040 berths. During 1996, net capacity increased by 4,802 berths due to delivery of the Inspiration, the Veendam and the Carnival Destiny, net of the 1,146 berth decrease due to the sale of the Festivale. In 1997 net capacity increased 241 berths due to the delivery of the Rotterdam VI net of the 1,075 berth decrease due to the sale of the Rotterdam V. During 1998, with the delivery of the Elation and the Paradise, the purchase of the Wind Surf, the acquisition of Cunard and the consolidation of Seabourn, capacity increased by 8,396 berths.

     In spite of the cruise industry's growth since 1970, management believes cruises represent only approximately 2% of the applicable North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving at least one night's stay in a hotel. Only an estimated 9.0% of the North American population has ever taken a cruise.

     Cruise Ships and Itineraries

     Under the Carnival name, the Company serves the contemporary market with 13 ships (the "Carnival Ships"). All of the Carnival Ships were designed by and built for Carnival, including 12 SuperLiners, which are among the largest in the cruise industry. Nine of the Carnival Ships operate in the Caribbean during all or a portion of the year and two Carnival Ships call on ports on the Mexican Riviera year round. Carnival Ships also offer cruises to Alaska, Canada, the Hawaiian Islands, the Bahamas and the Panama Canal. See "Sales and Marketing".

     Through its wholly owned subsidiary, HAL Antillen, N.V. ("HAL"), the Company operates 12 ships offering premium or luxury vacations. Eight of these ships, the Rotterdam, Nieuw Amsterdam, Noordam, Westerdam, Statendam, Maasdam, Ryndam and Veendam, are operated under the Holland America name (the "Holland America Ships"). The remaining four ships, the Wind Star, Wind Song, Wind Spirit and Wind Surf, are operated under the Windstar name (the "Windstar Ships").

     The Holland America Ships offer premium cruises of various lengths in Alaska, the Caribbean, Panama Canal, Europe, Hawaii, South America and other worldwide itineraries. Cruise lengths vary from seven to 97 days, with a large proportion of cruises being seven or ten days in length. Periodically, the Holland America Ships make longer grand cruises or operate on special itineraries. For example, in 1998, the Rotterdam made a 97-day world cruise and the Nieuw Amsterdam made a series of 15-day South China Sea Explorer cruises. Holland America will continue to offer these special and longer itineraries in order to increase travel opportunities for its customers and strengthen its cruise offerings in view of the fleet expansion. The majority of the Holland America Ships operate in the Caribbean during fall to spring and in Alaska and Europe during spring to fall. In order to offer a unique destination and compete with other cruise lines more effectively while operating in the Caribbean, in December 1997 Holland America introduced into its Caribbean itineraries a private island, Half Moon Cay. Half Moon Cay is a 2400-acre island acquired by Holland America in December 1996. Facilities were constructed on the island on 45 acres along a crescent-shaped white sand beach. The remainder of the island remains undeveloped. The facilities on Half Moon Cay include bars, shops, restrooms, a post office, a chapel and an ice cream shop, as well as a food pavilion with open-air dining shelters and a bandstand.

     The four Windstar Ships currently operate in the Caribbean, Europe and Costa Rica and offer a casual, yet luxurious, cruise experience onboard these modern sail ships.

     Through Cunard Line Limited, the Company operates eight ships. Five of these ships currently operate under the Cunard brand (the "Cunard Ships") and three operate under the Seabourn brand (the "Seabourn Ships"). The Cunard and Seabourn Ships offer luxury cruises of varying lengths in the Caribbean, Panama Canal, Europe, Transatlantic, South America, Asia and other worldwide itineraries. Cruise length varies from six to 104 days, with many of the cruises being six to 14 days in length. Periodically, these ships make longer grand cruises or operate on special itineraries. For example, Cunard offers two world cruises and a New England Autumn cruise.

     Summary information concerning the Company's ships is as follows (primary areas of operation reflect 1998 itineraries and are subject to change in future years).

                                                                       1998
                                                        GROSS         PRIMARY
                                  YEAR      PAX       REGISTERED      AREAS OF
NAME                 REGISTRY     BUILT     CAP         TONS         OPERATION
Carnival:
Paradise              Panama      1998     2,040        70,367       (1)
Elation               Panama      1998     2,040        70,367       Mexican Riviera
Carnival Destiny      Panama      1996     2,642       101,350       Caribbean
Inspiration           Panama      1996     2,040        70,367       Caribbean
Imagination           Panama      1995     2,040        70,367       Caribbean
Fascination           Panama      1994     2,040        70,367       Caribbean
Sensation             Panama      1993     2,044        70,367       Caribbean
Ecstasy               Liberia     1991     2,040        70,367       Caribbean
Fantasy               Liberia     1990     2,044        70,367       Bahamas
Celebration           Liberia     1987     1,486        47,262       Caribbean
Jubilee               Panama      1986     1,486        47,262       Alaska, Hawaii,
                                                                     Mexican Riviera,
                                                                     Panama Canal
Holiday               Panama      1985     1,448        46,052       Mexican Riviera
Tropicale             Liberia     1982     1,014        36,674       Caribbean

   Total Carnival Ships Capacity......... 24,404

Holland America:
Rotterdam             Netherlands 1997     1,316        62,000       Europe, Worldwide
Veendam               Bahamas     1996     1,266        55,451       Eastern Canada,
                                                                     Caribbean
Ryndam                Netherlands 1994     1,266        55,451       Alaska, Caribbean
Maasdam               Netherlands 1993     1,266        55,451       Alaska,
                                                                     Panama Canal
Statendam             Netherlands 1993     1,266        55,451       Alaska, Hawaii,
                                                                     Caribbean
Westerdam             Netherlands 1986     1,494        53,872       Alaska, Caribbean
Noordam               Netherlands 1984     1,214        33,930       Alaska, Caribbean
Nieuw Amsterdam       Netherlands 1983     1,214        33,930       Alaska, South
                                                                     America, Asia/Pacific
  Total Holland America
    Ships Capacity....................... 10,302
Windstar Cruises:
Wind Surf             Bahamas     1990       312        14,745       Caribbean, Europe
Wind Spirit           Bahamas     1988       148         5,736       Caribbean, Europe
Wind Song             Bahamas     1987       148         5,703       Costa Rica, Europe
Wind Star             Bahamas     1986       148         5,703       Caribbean, Europe

   Total Windstar Ships Capacity.........    756
Cunard:
Royal Viking Sun      Bahamas     1988       758        37,845       Worldwide (2)
Sea Goddess II        Bahamas     1985       116         4,253       Asia, Europe (2)
Sea Goddess I         Bahamas     1984       116         4,253       Caribbean,
                                                                     Europe (2)
Vistafjord            Bahamas     1973       675        24,492       Worldwide (3)
Queen Elizabeth 2     England     1969     1,715        70,327       Transatlantic,
                                                                     Worldwide
   Total Cunard Ships Capacity...........  3,380
Seabourn:
Seabourn Legend       Norway      1992       208         9,975       Pacific, Europe
Seabourn Spirit       Norway      1989       208         9,975       Asia, Europe
Seabourn Pride        Norway      1988       208         9,975       South America,
                                                                     Europe, Caribbean
   Total Seabourn Ships Capacity.........    624

Total Capacity........................... 39,466


  (1) The  Paradise was in service for only five days during  fiscal
1998. During fiscal 1999, the primary area of operation is expected to be the Caribbean.
  (2) In late 1999, these ships will be transferred to Seabourn.
  (3) In late 1999, this ship's name will be changed to the Caronia.
__________________________

     Cruise Ship Construction

     The Company has signed agreements with two shipyards providing for the construction of additional cruise ships. A summary of new ship agreements for the Company's Majority Owned Cruise Operations is as follows:

                EXPECTED                        GROSS    ESTIMATED REMAINING
                SERVICE                 PAX  REGISTERED   TOTAL      COST
VESSEL            DATE(1) SHIPYARD      CAP      TONS     COST(2)  TO BE PAID
                                                           (In millions)
Carnival
Carnival Triumph   7/99  Fincantieri(3)  2,758  101,000  $  410    $  299
Carnival Victory   8/00  Fincantieri     2,758  101,000     440       434
Newbuild           4/01  Masa-Yards      2,100   82,000     375       357
Carnival Conquest 12/02  Fincantieri     2,758  101,000     450       429
Carnival Glory     8/03  Fincantieri     2,758  101,000     450       429
  Total Carnival Ships                  13,132            2,125     1,948
Holland America
Volendam           8/99  Fincantieri(3)  1,440   63,000     300       240
Zaandam            3/00  Fincantieri(3)  1,440   63,000     300       256
Newbuild          11/00  Fincantieri     1,380   61,000     300        55
  Total Holland America Ships            4,260              900       551
Total (4)                               17,392           $3,025    $2,499


  (1) No assurances can be made that the vessels under construction will be introduced into service by the expected service dates.
  (2) Estimated total cost is the total cost of the completed vessel and includes the contract price with the shipyard, design and engineering fees, estimated capitalized interest, various owner supplied items and construction oversight costs.
  (3) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (4) The Company has options for the construction of two additional 82,000 gross registered ton vessels, each with a passenger capacity of 2,100. The estimated total cost of approximately $400 million each is denominated principally in German Marks and has not been fixed into U.S. dollars. No assurance can be given that the options to construct the vessels will be exercised.

     During 1997, the Company announced that it was in negotiations with shipyards to build a new class of ships for each of its Carnival, Holland America and Costa brands. The first of these orders has been placed by Costa to construct the Costa Atlantica, a 2,112 passenger, 82,000 gross registered ton vessel for approximately 700 billion Lira (approximately U.S. $410 million), which is expected to enter service in the spring of 2000. In February 1998, the Company announced other agreements for this new class of vessel for the Carnival brand, which include a contract to purchase one vessel for delivery in 2001 and options to acquire two additional vessels described above. Additionally, although no assurances can be made, the Company hopes to finalize orders for a new class of vessel for Holland America and an ocean liner for Cunard in 1999.

     Cruise Pricing

     Each of the Company's cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship and itinerary. Brochure prices are regularly discounted through the Company's early booking discount program and other promotions. The cruise price includes all meals and entertainment onboard and use of, or admission to, a wide variety of activities and facilities, such as a fully equipped casino, nightclubs, theatrical shows, movies, parties, a discotheque, a health club and swimming pools, on each ship.

     On-Board and Other Revenues

     The Company derives revenues from certain on-board activities and services including casino gaming, bar sales, gift shop sales, entertainment arcades, shore tours, art auctions, photography, spa services and promotional advertising by merchants located in ports of call.

     The casinos, which contain slot machines and gaming tables including blackjack, and in most cases craps, roulette and stud poker, are generally open only when the ships are at sea in international waters. The Company also earns revenue from the sale of alcoholic and other beverages. On-board activities are either performed directly by the Company or by independent concessionaires, from which the Company collects a percentage of revenues.

     The Company receives additional revenue from the sale to its passengers of shore excursions at each ship's ports of call. They include bus and taxi sightseeing excursions, local boat and beach parties, and nightclub and casino visits. On the Carnival, Windstar, Cunard and Seabourn Ships, such shore excursions are primarily operated by independent tour operators. On the Holland America Ships, shore excursions are operated by Holland America Westours and independent parties.

     In conjunction with its cruise vacations on its ships, all of the Company's cruise operations sell pre-cruise and post-cruise land packages. Carnival packages generally include one, two or three-night vacations near attractions, such as Universal Studios and Walt Disney World in Orlando, Florida, or in proximity to other vacation destinations in Central and South Florida, Los Angeles, California and San Juan, Puerto Rico. Holland America packages outside of Alaska generally include one, two or three-night vacations, including stays in unique European port cities or near attractions in Central and South Florida. Cunard and Seabourn packages include numerous luxury and/or exotic packages, such as world class golf programs, wine tastings and tours of the Galapagos Islands and the Hidden Kingdoms of Nepal.

     In conjunction with its Alaskan cruise vacations on its Holland America and Carnival Ships, the Company sells pre- and post-cruise land packages which are more fully described below (see Part I, Item 1. Business, C. Tour Segment).

     Passengers

    The aggregate number of passengers carried and occupancy percentage for the Company's ships is as follows:

                                                YEARS ENDED NOVEMBER 30,
                                            1998         1997         1996
   Passengers Carried                    2,045,000    1,945,000     1,764,000
   Occupancy Percentage (1)                  106.3%       108.3%       107.6%

     (1) In accordance with cruise industry practice, occupancy percentage is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.

     The actual occupancy percentage for all cruises on the Company's ships during each quarter of fiscal 1997 and 1998 was as follows:

                                             OCCUPANCY
       QUARTERS ENDED                        PERCENTAGE
       February 28, 1997                       106.4%
       May 31, 1997                            108.0
       August 31, 1997                         114.3
       November 30, 1997                       104.2
       February 28, 1998                       105.9
       May 31, 1998                            105.4
       August 31, 1998                         111.5
       November 30, 1998                       102.1

     Sales and Marketing

     The Company's brands are positioned to appeal to each of the three major market segments (contemporary, premium and luxury). The contemporary segment is served typically by cruises that are seven days or shorter in length, are priced at per diems of $200 or less, and feature a casual ambiance. The Company believes that the success and growth of the Carnival brand is attributable in large part to its early recognition of this market segmentation and its efforts to reach and promote the expansion of the contemporary segment. The premium segment typically is served by cruises that last for seven to 14 days or more at per diems of $250 or higher, and appeal principally to more affluent customers. The luxury segment, which is not as large as the other segments, is served by cruises with per diems of $300 or higher.

     During 1998, the Company created a marketing association called "The World's Leading Cruise Lines" for its family of six cruise brands, including Costa, in order to both educate the consumer about the overall breadth of the Company's cruise brands, as well as to increase the effectiveness and efficiency of marketing the brands. This initiative is meant to supplement the existing marketing programs of each individual brand.

     The Company's various cruise lines employ over 300 personnel, excluding reservation agents, in the sales and sales support area, who among other things, focus on motivating, training and supporting the retail travel agent community which sells substantially all of the Company's cruises, which arrangement is encouraged as a matter of policy. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume. Commission rates on cruise vacations are often higher than commission rates earned by travel agents on sales of airline tickets and hotel rooms. Moreover, since cruise vacations are substantially all-inclusive, sales of the Company's cruise vacations generally yield higher commissions to travel agents than commissions earned on selling airline tickets and hotel rooms. During fiscal 1998, no controlled group of travel agencies accounted for more than 10% of the Company's consolidated revenues.

     Carnival

     Carnival believes that its success is due in large part to its unique brand positioning within the industry. Carnival markets the Carnival Ship cruises not only as alternatives to competitors' cruises, but as vacation alternatives to land-based resorts and sightseeing destinations. Carnival seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. Carnival's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. Carnival markets the Carnival Ship cruises as the "Fun Ships" experience, which includes a wide variety of shipboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and high quality food.

     The Company markets the Carnival Ships as the "Fun Ships" and uses, among others, the themes "Carnival's Got the Fun" and "The Most Popular Cruise Line in the World!". Carnival advertises nationally directly to consumers on network television and through extensive print media. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Ships" concept and the "Carnival" name in particular. Substantially all of Carnival's cruise bookings are made through travel agents. In fiscal 1998, Carnival took reservations from about 29,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume.

     Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Ships" cruise vacations. Carnival employs approximately 110 business development managers and 50 in-house service representatives to motivate independent travel agents and to promote its cruises. Carnival believes it has one of the largest sales forces in the industry.

     To facilitate access and to simplify the reservation process, Carnival employs approximately 700 reservation agents to take bookings from independent travel agents. Carnival's fully-automated reservation system allows its reservation agents to respond quickly to book staterooms on its ships. Additionally, through Leisure Shopper and Cruise Director, travel agents have the ability to make reservations through their own computer terminals directly into Carnival's computerized reservations system.

     Substantially all of Carnival's cruises are generally booked several months in advance of the sailing date. This lead time allows Carnival to adjust its prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. Carnival's SuperSaver fares, introduced several years ago, are designed to encourage potential passengers to book cruise reservations earlier, which helps the Company to more effectively manage overall yields (pricing and occupancy). Carnival's payment terms require that a passenger pay approximately 20% of the cruise price within seven days of the reservation date and the balance not later than 45 days before the sailing date for three, four and five day cruises and 70 days before the sailing date for seven-day cruises.

     Holland America and Windstar

     The Holland America and Windstar Ships cater to the premium and luxury markets, respectively. The Company believes that the hallmarks of the Holland America experience are beautiful ships and gracious, attentive service. Holland America communicates this difference as "A Tradition of Excellence", a reference to its long-standing reputation for "world class" service and cruise itineraries.

     Substantially all of Holland America's bookings are made through travel agents. In fiscal 1998, Holland America took reservations from about 20,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume.


     Holland America has focused much of its sales effort at creating an excellent relationship with the travel agency community. This is related to its marketing philosophy that travel agents have a large impact on the consumer cruise selection process and will recommend Holland America more often because of its excellent reputation for service to both consumers and independent travel agents. Holland America solicits continuous feedback from consumers and the independent travel agents making bookings with Holland America to ensure they are receiving excellent service.

     Holland America's marketing communication strategy is primarily composed of newspaper and magazine advertising, large scale brochure distribution, direct mail solicitations to past passengers (referred to as "alumni") and television and radio spots. Holland America engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. Holland America employs approximately 45 field sales representatives, 23 inside sales representatives and 16 sales and service representatives to support the field sales force. To facilitate access to Holland America and to simplify the reservation process for the Holland America Ships, Holland America employs approximately 260 reservation agents to take bookings from travel agents. Additionally, through Leisure Shopper and Cruise Director, travel agents have the ability to make reservations directly into Holland America's reservations system. Holland America's cruises generally are booked several months in advance of the sailing date.

   Windstar has its own marketing and reservations staff. Field sales representatives for both Holland America and Carnival act as field sales representatives for Windstar. Marketing efforts are devoted primarily to
i) travel agent support and awareness, ii) direct mail solicitation of past passengers and iii) distribution of brochures. The marketing features the distinctive nature of the graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries" (apart from the normal cruise experience). Windstar's cruise market positioning is embodied in the phrase "180 degrees from ordinary".

     Cunard and Seabourn

     Since December 1995, the Company has owned a 50% equity interest in Seabourn Cruise Line Limited. Simultaneously with the Company's acquisition of the assets of Cunard in May 1998, Cunard and Seabourn were combined to form Cunard Line Limited, in which the Company owns a 68% equity interest. Cunard Line Limited currently operates eight ships in its Cunard and Seabourn brands.

     The Cunard brand currently operates five ships in the luxury market segment. Cunard's most visible asset is the Queen Elizabeth 2 (the "QE2"). The QE2 is the only active passenger ship of its size built specifically for navigating ocean waters and currently offering Transatlantic cruises, and thus enjoys a unique standing among modern passenger ships. Since being acquired by the Company, Cunard has redefined itself as the brand that offers classic "Old World" cruising with a British essence.

     The Seabourn brand currently operates three ships, which offer ultra-luxury cruising with an intense focus on service and cuisine, which management believes enables Seabourn to be marketed as the "Best of the Best" in luxury worldwide cruising.

     Seabourn and Cunard currently market and sell their products through one combined sales and marketing organization. This combined organization has sales offices in Miami, New York City, England, Germany and Australia. Marketing efforts are devoted primarily to i) travel agent support and awareness, ii) direct mail solicitation of past passengers and iii) targeted print media campaigns and brochure distribution. Cunard Line Limited has consolidated and streamlined its entire organization, including its sales and marketing activities, and implemented a new pricing program called "Simplicity Pricing", a less complicated pricing structure than previously used.

     Cunard Line Limited employs approximately 47 field sales representatives, 25 inside sales representatives and seven sales and service representatives to support its field sales force. They also employ approximately 99 Cruise Sales Consultants to take bookings, substantially all of which come from travel agents. Travel agents generally receive a standard commission of approximately 10% plus the potential for additional commissions based upon sales volume.

     During late 1999, Cunard will be refurbishing the Royal Viking Sun and will transfer it along with the Sea Goddess I and II ships to the Seabourn brand. Management believes these ships more appropriately fit within the Seabourn brand. Additionally, after a major refurbishment in late 1999, Cunard's Vistafjord will be renamed the "Caronia", the name once used by two of Cunard's former "Old World" ships. The QE2 will also undergo a major refurbishment in late 1999. Management is currently revising cruising itineraries and schedules for the year 2000 in order to more appropriately coordinate individual ship itineraries with their new branding strategies.

     Seasonality

     The Company's different businesses experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for Carnival, Cunard, Seabourn and Windstar ships is moderately seasonal. Historically, revenues for Carnival, Cunard, Seabourn and Windstar cruises have been greater during the periods from late June through August and lower during the fall months. Holland America cruise revenues are more seasonal than the Company's other brands' cruise revenues. Revenues for Holland America cruises are highest during the summer months when Holland America ships operate in Alaska and Europe for which it obtains higher pricing. Revenues for Holland America cruises are lower during the winter months when Holland America ships sail in more competitive markets.

     Competition

     In addition to competing with each other, cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing destinations, and consumer demand for such activities is typically influenced by general economic conditions.

     As described under Part I, Item 1. Business, B. Cruise Ship Segment, North American Cruise Industry, the North American cruise industry had an aggregate of 145 ships and 140,000 lower berths at the end of 1998. From the end of 1998 through the end of 2001, CLIA currently estimates that 29 new ships will be introduced into the North American market with a capacity of approximately 45,000 lower berths. These estimates of new ship introductions are based on scheduled ship deliveries and the actual number of ships could change. The lead time for design, construction and delivery of a typical large cruise ship is approximately two to three years. Additionally, these estimates of capacity do not include assumptions related to unannounced ship withdrawals due to age or changes in itineraries and, accordingly, could indicate a higher percentage growth in capacity than will actually occur. Nonetheless, management believes net capacity serving North American cruise passengers will increase over the next several years, barring unforeseen events, and thus may increase the levels of competition within the industry.

     The Company is the largest cruise company in the world based on passengers carried, revenues generated and available capacity. The primary methods of competition among cruise lines are in the areas of cruise pricing, cruise product and cruise destination. Each of the Company's cruise brands and its primary cruise competition is discussed below.

     The Carnival Ships compete with cruise ships operated by five different cruise lines which operate year round from Florida, California or Puerto Rico with similar itineraries and with nine other cruise lines operating seasonally from ports in Florida, California or Puerto Rico, including cruise ships operated by Holland America and Costa. Competition for cruise passengers is substantial. Ships operated by Royal Caribbean International and Norwegian Cruise Line sail regularly from Miami and ships operated by Celebrity Cruises, owned by Royal Caribbean Cruises Ltd., and Princess Cruises sail regularly from Ft. Lauderdale on itineraries similar to those of the Carnival Ships. Carnival competes year round with ships operated by Royal Caribbean International embarking from Los Angeles to the west coast of Mexico. Cruise lines such as Norwegian Cruise Line, Royal Caribbean International and Princess Cruises offer voyages competing with Carnival from San Juan to the Caribbean.

     In 1998, the Walt Disney Co. entered the cruise market with the introduction of the first of two new cruise ships. The Disney ship competes primarily with Carnival in the Caribbean and Bahamian marketplaces.

     In Alaska, Holland America and Carnival compete directly with cruise ships operated by nine different cruise lines with the largest competitors being Princess Cruises, Royal Caribbean International and Celebrity Cruises. Over the past several years, there has been a steady increase in the available capacity among cruise lines operating in Alaska. In the Caribbean, Holland America competes with cruise ships operated by 16 different cruise lines, its primary competitors being Princess Cruises, Royal Caribbean International, Celebrity Cruises and Norwegian Cruise Line, as well as Carnival and Costa.

     The Windstar, Cunard and Seabourn ships' primary unaffiliated competitors within the cruise industry include: Crystal Cruises, Radisson Seven Seas, Renaissance Cruises and Silversea Cruises.

     Governmental Regulations

     The Company's ships are registered in the Bahamas, England, Liberia, Netherlands, Norway or Panama, as more fully described under Part I, Item
1. Business, B. Cruise Ships and Itineraries and, accordingly, are regulated by these jurisdictions. The Company's ships that call on United States ports are subject to inspection by the United States Coast Guard for compliance with the Convention for the Safety of Life at Sea and by the United States Public Health Service for sanitary standards. The Company is also regulated by the Federal Maritime Commission ("FMC"), which, among other things, certifies the Company on the basis of its ability to meet obligations to passengers for refunds in case of nonperformance. The Company believes it is in compliance with all material regulations applicable to its ships and has all the necessary licenses to conduct its business. In connection with a significant portion of its Alaska cruise operations, Holland America relies on concession permits from the National Park Service, which are periodically renewed, to operate its cruise ships in Glacier Bay National Park. There can be no assurance that these permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference rights, will remain unchanged in the future.

     The International Maritime Organization (the "IMO"), which operates under the United Nations, has adopted safety standards as part of the "Safety of Life at Sea" ("SOLAS") Convention, generally applicable to all passenger ships carrying 36 or more passengers. Generally, SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety. The current SOLAS requirements are phased in through the year 2010.

     In 1993, SOLAS was amended to adopt the "International Safety Management Code" (the "ISM Code"). The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code became mandatory for passenger vessel operators, such as the Company, on July 1, 1998. All of the Company's Majority Owned Cruise Operations and Affiliated Cruise Operations have obtained the required certificates demonstrating compliance with the ISM Code.

     Public Law 89-777 administered by the FMC requires most cruise line operators to establish financial responsibility for nonperformance of transportation. The FMC's regulations require that a cruise line demonstrate its financial responsibility through a guaranty, escrow arrangement, surety bond, insurance or self-insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two-year period up to a maximum coverage level of $15 million. In 1995, the FMC introduced proposals to increase the coverage requirements under the FMC regulations. These proposed changes to the regulations are viewed favorably by the Company and, if enacted, are not expected to have a material effect on the Company.

     Management believes that virtually all of the Company's income (with the exception of the United States source income from the transportation, hotel and tour business of Holland America Westours) is exempt from United States federal income taxes. If the Company was found not to meet certain tests under the Internal Revenue Code or if the Internal Revenue Code were to be changed in a manner adverse to the Company, much of the Company's income would become subject to taxation by the U.S. at higher than normal corporate tax rates. For an additional discussion of the Company's taxation, see Note 2 to the Company's Consolidated Financial Statements in
Exhibit 13 incorporated by reference into this Annual Report on Form 10-K.

     From time to time, various other regulatory and legislative changes have been or may be proposed that could have an effect on the cruise industry in general.

     Financial Information

     For financial information about the Company's cruise ship segment with respect to each of the three years in the period ended November 30, 1998, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements in Exhibit 13 incorporated by reference into this Annual Report on Form 10-K.

     C. Tour Segment

     In addition to its cruise business, the Company markets sightseeing tours separately and as a part of cruise/tour packages under the Holland America Westours and Gray Line names. Tour operations are based in Alaska, Washington State and western Canada. Since a substantial portion of Holland America Westours' business is derived from the sale of tour packages in Alaska during the summer tour season, tour operations are highly seasonal.

     Holland America Westours

     Holland America Westours is an indirect wholly owned subsidiary of HAL, a wholly owned subsidiary of the Company. The group of companies which together comprise the tour operations perform three independent yet interrelated functions. During 1998, as part of an integrated travel program to destinations in Alaska, the tour service group offered 38 different tour programs varying in length from 10 to 18 days. The transportation group and hotel group support the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Two luxury dayboats perform an important role in the integrated Alaska travel program offering tours to the glaciers of Alaska and the Yukon River. The Yukon Queen cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska. The two dayboats have a combined capacity of 249 passengers.

     A fleet of over 280 motor coaches using the trade name Gray Line operate in Alaska, Washington and western Canada. These motor coaches are used for extended trips, city sightseeing tours and charter hire. Holland America Westours conducts its tours both as part of a cruise/tour package and as individual sightseeing products sold under the Gray Line name. Additionally, Holland America Westours operates express Gray Line motor coach service between downtown Seattle and the Seattle-Tacoma International Airport.

     Thirteen private domed rail cars, which are called "McKinley
Explorers", run on the Alaska Railroad between Anchorage and Fairbanks, stopping at Denali National Park.

     In connection with its tour operations, Holland America Westours owns or leases motor coach maintenance shops in Seattle, Washington, and in Juneau, Fairbanks, Anchorage, Skagway and Ketchikan, Alaska. Holland America Westours also owns or leases service offices at Anchorage, Denali Park, Fairbanks, Juneau, Ketchikan and Skagway in Alaska, at Whitehorse in the Yukon Territory, in Seattle, Washington, Vancouver, British Columbia and Victoria, British Columbia. Certain real property facilities on federal land are used in Holland America Westours' tour operations pursuant to permits from the applicable federal agencies.

     Westmark Hotels

     Holland America Westours owns and/or operates 14 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels. Four of the hotels are located in Canada's Yukon Territory and offer a combined total of 585 rooms. The remaining 10 hotels, all located throughout Alaska, provide a total of 1,455 rooms, bringing the total number of hotel rooms to 2,040.

     The hotels play an important role in Holland America Westours tour programs during the summer months when they provide accommodations to the tour passengers. The hotels located in the larger metropolitan areas remain open during the entire year, acting during the winter season as centers for local community activities while continuing to accommodate the traveling public. Most of the Westmark hotels include dining, lounge and conference or meeting room facilities. Certain hotels have gift shops and other tourist services on the premises.

     The hotels are summarized as follows:

                                                               OPEN DURING
NAME                           LOCATION         ROOMS          1998 SEASON
Alaska Hotels:
     Westmark Anchorage       Anchorage          198            year-round
     Westmark Inn             Anchorage           91            seasonal
     Westmark Inn             Fairbanks          170            seasonal
     Westmark Fairbanks       Fairbanks          244            year-round
     The Baranof              Juneau             196            year-round
     Westmark Cape Fox        Ketchikan           72            year-round
     Westmark Shee Atika      Sitka              101            year-round
     Westmark Inn Skagway     Skagway            195            seasonal
     Westmark Tok             Tok                 92            seasonal
     Westmark Valdez          Valdez              97            year-round
                                               1,455
Canadian Hotels (Yukon Territory):
     Westmark Inn             Beaver Creek       174            seasonal
     Westmark Klondike Inn    Whitehorse          99            seasonal
     Westmark Whitehorse      Whitehorse         181            year-round
     Westmark Inn             Dawson             131            seasonal
                                                 585
                                               2,040

     Eleven of the hotels are wholly owned by Holland America Westours subsidiaries. Of the remaining three hotels, the Westmark Cape Fox and Westmark Shee Atika are operated by Westmark under management or lease arrangements involving third parties and the Westmark Anchorage is 90% owned by a Holland America Westours subsidiary.

     For the hotels that operate year-round, the occupancy percentage for fiscal 1998 was 57.4% (55.9% for fiscal 1997), and for the hotels that operate only during the summer months, the occupancy percentage for fiscal 1998 was 71.6% (71.4% for fiscal 1997).

     Sales and Marketing

     Holland America Westours has its own marketing staff devoted to i) travel agent support and awareness, ii) direct mail solicitation of past customers, iii) use of consumer magazine and newspaper advertising to develop prospects and enhance awareness and iv) distribution of brochures. Additionally, television and radio spots are used to market its tour and cruise packages. The Westours marketing message leverages the company's 52 years of Alaska tourism leadership and its extensive array of hotel and transportation assets to create a brand preference for Holland America Westours. To the prospective vacationer the company endeavors to convince them that "Westours is Alaska".

     Holland America Westours tours are marketed both separately and as part of cruise/tour packages. Although most Holland America Westours cruise/tours include a Holland America cruise as the cruise segment, other cruise lines also market Holland America Westours tours as a part of their cruise/tour packages and sightseeing excursions. Tours sold separately are marketed through independent travel agents and also directly by Holland America Westours, utilizing sales desks in major hotels. General marketing for the hotels is done through various media in Alaska, Canada and the contiguous United States. Travel agents, particularly in Alaska, are solicited, and displays are used in airports in Seattle, Washington, Portland, Oregon and various Alaskan cities. Room rates at Westmark Hotels are on the upper end of the scale for hotels in Alaska and the Canadian Yukon.

     Concessions

     Certain tours in Alaska are conducted on federal property requiring concession permits from the applicable federal agencies, such as the National Park Service and the United States Forest Service.

     Seasonality

     Holland America Westours tour revenues are extremely seasonal with a large majority generated during the late spring and summer months in connection with the Alaska cruise season. Holland America Westours tours are conducted in Washington State, western Canada and Alaska. The Alaska tours coincide to a great extent with the Alaska cruise season, May through September. Washington tours are conducted year-round although demand is greatest during the summer months. During periods in which tour demand is low, Holland America Westours seeks to maximize its motor coach charter activity such as operating charter tours to ski resorts in Washington and western Canada.

     Competition

     Holland America Westours competes with independent tour operators and motor coach charter operators in Washington, Alaska and the Canadian Rockies. The primary competitors in Alaska and the Canadian Rockies are Princess Tours (with approximately 150 motor coaches and three hotels) and Alaska Sightseeing/Trav-Alaska (with approximately 30 motor coaches). The primary competitor in Washington is Gazelle (with approximately 15 motor coaches).

     Westmark Hotels compete with various hotels throughout Alaska, many of which charge prices below those charged by Westmark Hotels. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulations

     Holland America Westours motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities Department of Transportation, the British Columbia Motor Carrier Commission and the Alaska Department of Transportation. Certain of Holland America Westours tours involve federal properties and are subject to regulation by various federal agencies, such as the National Park Service and the U.S. Forest Service.

     In connection with the operation of its beverage facilities in the Westmark Hotels, Holland America Westours is required to comply with state, county and/or city ordinances regulating the sale and consumption of alcoholic beverages. Violations of these ordinances could result in fines, suspensions or revocation of such licenses and preclude the sale of any alcoholic beverages by the hotel involved.

     In the operation of its hotels, Holland America Westours is required to comply with applicable building and fire codes. Changes in these codes have in the past and may in the future, require expenditures to ensure continuing compliance such as the installation of sprinkler systems.

     From time to time, various other regulatory and legislative changes have been or may be proposed that could have an effect on the tour industry in general.


     Financial Information

     For financial information about the Company's tour segment with respect to each of the three years in the period ended November 30, 1998, see Note 10 "Segment Information" to the Company's Consolidated Financial Statements in Exhibit 13 incorporated by reference into this Annual Report on Form 10-K.

     D. Employees

     The Company's operations have approximately 3,800 full-time and 1,800 part-time/seasonal employees engaged in shoreside operations. The Company also employs approximately 1,200 officers and 15,200 crew and staff on its ships. Due to the seasonality of its Alaska and Canadian operations, HAL and its subsidiaries increase their work force during the summer months, employing additional full-time and part-time personnel. The Company has entered into agreements with unions covering certain employees in its hotel, motorcoach and ship operations. The Company considers its employee and union relations generally to be good.

     E. Suppliers

     The Company's largest purchases are for airfare, advertising, fuel, food and related items, hotel supplies and products related to passenger accommodation. Although the Company chooses to use a limited number of suppliers for most of its food and fuel purchases, most of the necessary supplies are available from numerous sources at competitive prices. The use of a limited number of suppliers enables the Company to, among other things, obtain volume discounts.

     Management believes that there are currently eight shipyards in the world capable of the quality construction of large passenger cruise ships. The Company currently has contracts, including options, with two of these shipyards for the construction of ten ships to enter service over the next five years (see Part I, Item 1. Business, B. Cruise Ship Segment - Majority Owned Cruise Operations - Cruise Ship Construction). The Company's primary competitors also have contracts to construct new cruise ships (see Part I, Item 1. Business, B. Cruise Ship Segment - Majority Owned Cruise Operations
- Competition). If the Company elects to build additional ships in the future, there is no assurance that any of these shipyards will have the available capacity to build additional new ships for the Company at the times desired by the Company or that the shipyards will agree to build additional ships at a cost acceptable to the Company. Additionally, there is no assurance that ships under contract for construction will be delivered.

     F. Insurance

     The Company maintains insurance covering legal liabilities related to crew, passengers and other third parties on its ships in operation through The Standard Steamship Owners Protection & Indemnity Association Limited (the "SSOPIA"), Steamship Mutual Underwriting Association Ltd. (the "SMUAL") and Assurance Foreningen Gard (the "GARD"). The amount and terms of this insurance is governed by the rules of the foregoing protection and indemnity associations.

     The Company currently maintains insurance on the hull and machinery of each vessel in amounts equal to the approximate market value of each vessel. The Company maintains war risk insurance on each vessel which includes legal liability to crew and passengers, including terrorist risks for which coverage would be excluded under SSOPIA, SMUAL or GARD. The coverage for hull and machinery and war risks is provided by international markets, including underwriters at Lloyds. The Company, as currently required by the FMC, maintains at all times three $15 million performance bonds for all of the Company's ships, to cover passenger ticket liabilities in the event of a canceled or interrupted cruise. See Part I, Item 1. Business, B. Cruise Ship Segment - Majority Owned Cruise Operations - Governmental Regulations for a discussion of changes to the performance bond requirements proposed by the FMC. The Company also maintains other performance bonds as required by various foreign authorities who regulate certain of the Company's operations in their jurisdictions.

     The Company maintains certain levels of self insurance for the above mentioned risks through the use of substantial deductibles. Such deductibles may be increased in the future. The Company does not currently carry coverage related to loss of earnings or revenues for its cruise operations other than for the QE2.

     The Company also maintains various other insurance policies to protect the assets and earnings arising from the operations of Holland America Westours and other activities.

     G. Investments in Affiliates

     Airtours plc

     In April 1996, the Company acquired a 28% interest in Airtours for approximately $307 million. In 1998, the Company's interest in Airtours was reduced to approximately 26% as a result of the conversion of Airtours preference shares into Airtours common stock and the issuance of Airtours common stock in conjunction with two of its acquisitions. Airtours is the largest air inclusive tour operator in the world and is publicly traded on the London Stock Exchange. Airtours provides air inclusive packaged holidays to the Austrian, British, Belgian, Dutch, French, German, Irish, Polish, Scandinavian, Swiss and North American markets. Airtours provided holidays to approximately eight million people in fiscal 1998 and owns or operates over 800 retail travel shops, 26 holiday hotels, three cruise ships (an additional ship is scheduled to be delivered in 1999), 36 aircraft and develops and markets vacation ownership resorts in the Canary Islands and Orlando, Florida. The cruise ships are operated under the Sun Cruises brand. In 1997, Airtours acquired a 50% interest in Costa, as discussed below. During 1998, Airtours made several acquisitions, including a 36% interest in FTi, a German tour operator, and a 100% interest in Direct Holidays, a direct to customer retail tour operator in the United Kingdom. Airtours also acquired tour operations based in Ireland and Atlanta, Georgia. In December 1998, Airtours successfully completed an approximate $500 million convertible debenture offering, which will provide Airtours with additional working capital to fund its operations and/or future acquisitions, as required. If this convertible debt was converted into Airtours common stock, the Company's interest in Airtours would be reduced to approximately 23%.

     Costa Crociere S.p.A.

    In June 1997, the Company and Airtours completed a joint offer to acquire the equity securities of Costa, an Italian cruise company. With the completion of the offer, the Company and Airtours each own 50% of Il Ponte, S.p.A. ("Il Ponte"), a holding company, which was purchased from the Costa family. As a result of the acquisition, Il Ponte owns approximately 100% of Costa. The cost of the Company's acquisition of its 50% direct interest was approximately $141 million, of which approximately $103 million was paid by Il Ponte and the balance was paid by the Company. The $103 million paid by Il Ponte was funded through Il Ponte debt, which is guaranteed by the Company.

     Costa is headquartered in Genoa, Italy and is Europe's largest cruise line based on number of passengers carried and available capacity. Costa is primarily targeted to the contemporary market and has sales offices in Argentina, Brazil, England, Florida, France, Italy, Spain and Switzerland, and employs over 200 personnel in the sales and sales support area, excluding reservation agents. Costa's ships' primary itineraries include Europe, the Caribbean and South America. The major market for Costa cruises is Southern Europe with the majority of Costa's cruises being sold in Italy, Spain and France.

     The itineraries of Costa's ships during the summer months consist primarily of various locations in Europe. During the winter months, the vessels operate primarily in the Caribbean and South America. See Part I,
Item 1. Business, B. Cruise Ship Segment for a discussion of competition and certain government regulations, which affect Costa.

     Costa operates six ships which are registered in Liberia and one registered in the Bahamas which have an aggregate passenger capacity of 7,644 passengers. In January 1998, Costa signed an agreement to construct an eighth ship, the Costa Atlantica, with a passenger capacity of 2,112 for approximately 700 billion Lira (see "Cruise Ship Construction").

     Seasonality

     The Company's equity in the earnings of Airtours and Il Ponte are recorded on a two-month lag basis using the equity method of accounting. Costa's and Airtours' earnings are seasonal due to the nature of the European leisure travel industry and European cruise season. Typically, Airtours' and Costa's quarters ending June 30 and September 30 experience higher earnings, with earnings in quarter ending September 30 being their highest.

     H. Trademarks

     The Company owns numerous trademarks which it believes are widely recognized throughout the world and have considerable value.

  Item 2. Properties

     The Company's cruise ships and private island, Half Moon Cay, are described in Section B of Item 1 under the heading Cruise Ship Segment - Cruise Ships and Itineraries. The properties associated with Holland America Westours tour operations are described in Section C of Item 1 under the heading "Tour Segment".

     Carnival's principal shoreside operations and the Company's corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida. These Company-owned facilities include approximately 456,000 square feet of office space. HAL headquarters are at 300 Elliott Avenue West in Seattle, Washington in approximately 128,000 square feet of leased office space. Cunard Line Limited headquarters are at 6100 Blue Lagoon Drive in Miami, Florida in approximately 51,000 square feet of leased office space.

     The Company's cruise ships, tour properties and shoreside operations facilities are well maintained and in good condition.

  Item 3. Legal Proceedings

     Several actions (collectively, the "Passenger Complaints"), as previously reported, have been filed against Carnival or Holland America Westours on behalf of purported classes of persons who paid port charges to Carnival or Holland America, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. The status of each pending Passenger Complaint is as follows:

     In 1996, four Passenger Complaints were filed against Carnival in the Circuit Court for the Eleventh Judicial Circuit in Dade County, Florida, by Michelle Hackbarth, Larry Katz, Michelle A. Sutton, Pedro Rene Mier, and others, respectively, on behalf of purported nationwide classes. In February 1998, Carnival's motions to dismiss the plaintiffs' second amended complaints were granted in part and denied in part. In May 1998, the court consolidated all four actions. The court has lifted, solely with respect to the issue of class certification, a previously-imposed stay on discovery. Plaintiffs' motion for class certification was argued on January 13, 1999, and a decision on that motion has not yet been rendered.

     Carnival had previously reached an agreement-in-principle to settle the action filed against it by Michelle Hackbarth and others under terms that would apply to a nationwide class of Carnival passengers. That agreement-in-principle was subject to the parties' entering into a definitive agreement. A definitive agreement was not executed, and the action is now proceeding.

     In March 1997, a Passenger Complaint was filed against Carnival in the Chancery court in Dyer County, Tennessee, by Brent Mezzacasa and others, on behalf of a purported nationwide class. The complaint also named, as co-defendants, Norwegian Cruise Lines, Royal Caribbean Cruise Lines and Princess Cruise Lines. Simultaneous with the filing of the complaint, the court granted Plaintiffs' motion to conditionally certify the class. In October 1997, the court granted Carnival's motion to dismiss on the grounds of inconvenient forum. Plaintiffs' appeal from that order is under consideration in the Tennessee Court of Appeals.

     In April 1997, a Passenger Complaint was filed against Carnival in the Court of Common Pleas, Montgomery County, Ohio, by Cathy J. Miller and others, on behalf of a purported statewide class. Carnival's motion to dismiss on inconvenient forum grounds is under consideration. In October 1997, a Passenger Complaint was filed against Carnival in Georgia state court by Elizabeth Forsling on behalf of a purported statewide class, and in February 1999, the court granted Carnival's motion to dismiss on inconvenient forum grounds.

     In March 1998, a Passenger Complaint was filed against Carnival in the Circuit Court for the 20th Judicial Circuit in St. Clair County, Illinois, by John R. Birdsell and others on behalf of a purported nationwide class. The complaint also names, as co-defendants, Norwegian Cruise Lines, Royal Caribbean Cruise Lines and Princess Cruise Lines. The court overruled Carnival's objection to the court's exercise of personal jurisdiction and denied its motion to dismiss on grounds of improper forum. Carnival is now appealing the trial court's decision and plaintiffs have moved to certify a class.

     In April 1996, a Passenger Complaint was filed against Holland America Westours in the Superior Court in King County, Washington, by Francine Pickett and others on behalf of a purported nationwide class. The court denied both Holland America Westours' motion to dismiss and the plaintiffs' motion for class certification. Thereafter Holland America Westours entered into a settlement agreement for this action, the only Passenger Complaint filed against it. The settlement agreement was approved by the court on September 28, 1998. Five members of the settlement class have appealed the court's approval of the settlement. The appeal is likely to take between one and two years to be resolved. Unless the appeal is successful, Holland America will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and will pay a portion of the plaintiffs' legal fees. The amount and timing of the travel vouchers to be redeemed and the effects of the travel voucher redemption on revenues is not reasonably determinable. Accordingly, the Company will account for the redemption of the vouchers as a reduction of future revenues. In 1998, the Company established a liability for the estimated distribution costs of the settlement notices and plaintiffs' legal costs.

     Several complaints have been filed against Carnival and/or Holland America Westours (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who had booked a cruise with Carnival or Holland America, claiming that advertising practices regarding port charges resulted in an improper commission bypass. These actions allege violations of state consumer protection laws, claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. The status of each pending Travel Agent Complaint is as follows:

     In August 1997, a Travel Agent Complaint was filed against Carnival in the Circuit Court for the Eleventh Judicial Circuit in Dade County, Florida, by N.G.L. Travel Associates, on behalf of a purported nationwide class of travel agencies who booked cruises with Carnival. The court dismissed the action with prejudice in January 1999, and plaintiff has appealed.

     In September 1997, a Travel Agent Complaint was filed against Holland America Westours in the Superior Court of the State of Washington for King County by N.G.L. Travel Associates on behalf of a purported nationwide class of travel agencies who booked cruises with Holland America. Holland America Westours filed summary judgment motions as to all of the claims.
The motions were granted as to every claim except for one alleging a breach of contract under the Sales Agreement between Holland America Westours and GEM, the travel agent consortium of which N.G.L. Travel Associates was a member. Both parties have requested the court to reconsider its rulings on the summary judgment motions; those requests are pending. The court has ruled that a class of travel agents will be certified in this matter. The exact composition of the class is uncertain at this time as the order signed by the court is inconsistent with the previous decisions made by the court on the summary judgment motions. Holland America Westours expects the situation to be clarified in the near future and may appeal the court's class certification order.

     In August 1996, a Travel Agent Complaint was filed against Carnival and Holland America Westours in the Superior Court in Los Angeles, County, California, by Nelsons Travel Associates, on behalf of purported nationwide classes of travel agencies who booked cruises with Carnival and Holland America. Upon Carnival's and Holland America Westours' motions to dismiss or stay the action on the grounds of inconvenient forum, the court stayed the action, pending resolution of the Florida and Washington actions.

     In February 1998, a Travel Agent Complaint was filed against Carnival in Alabama state court by Flora Price and others on behalf of a purported statewide class of travel agencies who booked cruises with Carnival. The case was removed to the United States District Court for the Northern District of Alabama which granted Carnival's motion to dismiss or transfer on the grounds of inconvenient forum.

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

     The following table sets forth the name, age and title of each executive officer. Titles listed relate to positions within the Company unless otherwise noted.

          NAME                AGE                 POSITION

      Micky Arison            49  Chairman of the Board of Directors
                                    and Chief Executive Officer
      Gerald R. Cahill        47  Senior Vice President-Finance and Chief
                                    Financial Officer
      Robert H. Dickinson     56  President and Chief Operating Officer
                                    of Carnival and Director
      Howard S. Frank         57  Vice Chairman of the Board of Directors
                                    and Chief Operating Officer
      A. Kirk Lanterman       67  Chairman of the Board of Directors
                                    and Chief Executive Officer of
                                    Holland America Line-Westours Inc.
                                    and Director
      Peter T. McHugh         51  President and Chief Operating Officer
                                    of Holland America Line-Westours Inc.
      Lowell Zemnick          55  Vice President and Treasurer
      Meshulam Zonis          65  Senior Vice President-Operations of
                                    Carnival and Director

     Business Experience of Officers

     Micky Arison, has been Chief Executive Officer since 1979 and Chairman of the Board of Directors since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as sales agent, reservations manager and as Vice President in charge of passenger traffic. He is the son of Ted Arison, Carnival Corporation's founder.

     Gerald R. Cahill, is a Certified Public Accountant and has been Senior Vice President-Finance, Chief Financial Officer and Chief Accounting Officer since January 1998. From September 1994 to January 1998 he was Vice President-Finance. He was the Chief Financial Officer from 1988 to 1992 and the Chief Operating Officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with Price Waterhouse LLP.

     Robert H. Dickinson, has been President and Chief Operating Officer of Carnival since May 1993. From 1979 to May 1993, he was Senior Vice President-Sales and Marketing of Carnival. He has also been a director since June 1987.

     Howard S. Frank, has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since 1992. From July 1989 to January 1998 he was Chief Financial Officer and Chief Accounting Officer and from July 1989 to October 1993 he was Senior Vice President-Finance. From July 1975 through June 1989, he was a partner with Price Waterhouse LLP.

     A. Kirk Lanterman, is a Certified Public Accountant and has been a director since April 1992. He has been Chairman of the Board of Directors of Holland America Line-Westours Inc. since March 1997 and has been Chief Executive Officer of Holland America Line-Westours Inc. since January 1989. From January 1983 to March 1997, he was President of Holland America Line-Westours Inc. and from January 1983 to January 1989 he was Chief Operating Officer of Holland America Line-Westours Inc.

     Peter T. McHugh, has been President and Chief Operating Officer of Holland America Line-Westours Inc. since March 1997. From January 1996 to March 1997 he was Executive Vice President of Holland America Line-Westours Inc. From January 1992 to December 1995 he was Chief Executive Officer and Responsible Officer of Pan American World Airways.

     Lowell Zemnick, is a Certified Public Accountant and has been a Vice President since 1980 and Treasurer since September 1990. He was the Chief Financial Officer of Carnival from 1980 to September 1990 and was the Chief Financial Officer of Carnival Corporation from May 1987 through June 1989.

     Meshulam Zonis, has been Senior Vice President-Operations of Carnival since 1979. He has also been a director since June 1987. From 1974 through 1979, he was Vice President-Operations of Carnival.

      Special Note Regarding Forward-Looking Statements

     Certain statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Annual Report on Form 10-K and certain oral statements by authorized officers of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises; pricing policies followed by competitors of the Company; increases in cruise industry capacity; changes in tax laws and regulations; the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; computer program Year 2000 compliance; and changes in laws and regulations applicable to the Company.

                                  PART II

  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

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

     C.  Dividends

     The Company declared cash dividends on all of its Common Stock in the amount of $.055 per share in each of the first three quarters of fiscal 1997, $.075 in the fourth quarter of fiscal 1997, $.075 in each of the first three quarters of fiscal 1998, and $.09 in the fourth quarter of fiscal 1998 and first quarter of fiscal 1999. Payment of future dividends on the Common Stock will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. The Company may also declare special dividends to all stockholders in the event that members of the Arison family and certain related entities (the "Arison Group") are required to pay additional income taxes by reason of their ownership of the Common Stock because of an income tax audit of the Company. On April 13, 1998, the Board of Directors of the Company approved a two-for-one split of its Common Stock. The additional shares were distributed on June 12, 1998 to shareholders of record on May 29, 1998. All share and per share data presented herein has been retroactively restated to give effect to this stock split.

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

  Item 6.  Selected Financial Data

     The information required by Item 6, Selected Financial Data for each of the five years in the period ended November 30, 1998, is shown in
Exhibit 13 and is incorporated by reference into this Annual Report on Form
10-K.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, is shown in
Exhibit 13 and is incorporated by reference into this Annual Report on Form
10-K.

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 7A, Quantitative and Qualitative Disclosures About Market Risk, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

  Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 25, 1999, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 24th day of February, 1999.

                                CARNIVAL CORPORATION

                                By /s/ Micky Arison
                                    Micky Arison
                                    Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Micky Arison         Chairman of the Board of         February 24, 1999
 Micky Arison            Directors and Chief Executive
                         Officer

/s/ Howard S. Frank      Vice Chairman of the Board of    February 24, 1999
 Howard S. Frank         Directors and Chief Operating
                         Officer

/s/ Gerald R. Cahill     Senior Vice President-Finance    February 24, 1999
 Gerald R. Cahill        and Chief Financial and
                         Accounting Officer

/s/ Shari Arison         Director                         February 24, 1999
 Shari Arison

/s/ Maks L. Birnbach     Director                         February 24, 1999
 Maks L. Birnbach

/s/ Richard G. Capen, Jr.Director                         February 24, 1999
 Richard G. Capen, Jr.

/s/ David Crossland      Director                         February 24, 1999
 David Crossland

/s/ Robert H. Dickinson  Director                         February 24, 1999
 Robert H. Dickinson

/s/ James M. Dubin       Director                         February 24, 1999
 James M. Dubin

/s/ A. Kirk Lanterman    Director                         February 24, 1999
 A. Kirk Lanterman

/s/ Modesto A. Maidique  Director                         February 24, 1999
 Modesto A. Maidique

/s/ William S. Ruben     Director                         February 24, 1999
 William S. Ruben

/s/ Stuart S. Subotnick  Director                         February 24, 1999
Stuart S. Subotnick

/s/ Sherwood M. Weiser   Director                         February 24, 1999
 Sherwood M. Weiser

/s/ Meshulam Zonis       Director                         February 24, 1999
 Meshulam Zonis

/s/ Uzi Zucker           Director                         February 24, 1999
 Uzi Zucker

INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

 3.1-Second Amended and Restated Articles of Incorporation of the
Company. (1)

 3.2-Form of By-laws of the Company.(2)

 4.1-Agreement of the Company dated February 25, 1999 to furnish certain debt instruments to the Securities and Exchange
Commission.

 4.2-Revolving Credit Agreement dated as of July 1, 1993, Amended and Restated as of December 17, 1996, by and among Carnival
Corporation, Citibank, N.A. and various other lenders.(3)

 4.3-Form of Indenture, dated March 1, 1993, between Carnival
Cruise Lines, Inc. and First Trust National Association, as
Trustee, relating to the Debt Securities, including form of Debt
Security.(4)

10.1-Retirement and Consulting Agreement dated
November 18, 1998 between Alton Kirk Lanterman, Carnival
Corporation and Holland America Line-Westours Inc.

10.2-Executive Long-term Compensation Agreement dated January 16,
1998 between Robert H. Dickinson and Carnival Corporation. (5)

10.3-1994 Carnival Cruise Line Key Management Incentive Plan as amended on January 5, 1998. (6)

10.4-Amended and Restated Carnival Corporation 1992 Stock Option
Plan. (7)

10.5-Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.

10.6-Carnival Corporation "Fun Ship" Nonqualified Savings Plan.
(8)

10.7 -Amendments to The Carnival Corporation Nonqualified
Retirement Plan for Highly Compensated. (9)

10.8-Letter Agreement dated July 11, 1989, between the Company and the Ted Arison Irrevocable Trust. (10)

10.9-Amendment to Consulting Agreement Dated August 5, 1996
between the Company and Arison Investments Ltd. (11)

10.10-Carnival Cruise Lines, Inc. 1987 Stock Option Plan.(12)

10.11-Carnival Cruise Lines, Inc. 1987 Restricted Stock Plan.(13)

10.12-Carnival Cruise Lines, Inc. Retirement Plan.(14)

10.13-Carnival Cruise Lines, Inc. Non-Qualified Retirement
Plan.(15)

10.14-1993 Outside Directors' Stock Option Plan.(16)

10.15-HAL Antillen N.V. and subsidiaries Key Management Incentive
Plan.

10.16-Form of Deferred Compensation Agreement between the Company and each of Meshulam Zonis and Robert H. Dickinson.(17)

10.17-Consulting Agreement/Registration Rights Agreement dated
June 14, 1991, between the Company and Ted Arison.(18)

10.18-Indemnity Agreement between the Company and Ted Arison.(19)

10.19-First Amendment to Consulting Agreement/Registration Rights
Agreement.(20)

10.20-Consulting Agreement dated July 31, 1992, between the
Company and Arison Investments Ltd.(21)

10.21-Organization agreement dated February 25, 1994 between the Company and the principals of The Continental Companies.(22)

10.22-Stock Purchase Agreement between Carnival Corporation and
CHC International.(23)

10.23-Stock Purchase Agreement between Carnival Corporation,
Sherwood Weiser and others.(24)

10.24-Shareholders' Agreement dated February 21, 1996 between
Carnival Corporation and David Crossland.(25)

10.25-Maks L. Birnbach Director's Agreement.(26)

10.26-William S. Ruben Director's Agreement.(27)

10.27-Stuart Subotnick Director's Agreement.(28)

10.28-Sherwood M. Weiser Director's Agreement.(29)

10.29-Uzi Zucker Director's Agreement. (30)

10.30-David Crossland Director's Agreement.(31)

10.31-James M. Dubin Director's Agreement.(32)

10.32-Modesto M. Maidique Director's Agreement.(33)

10.33-Richard G. Capen Director's Agreement.(34)

10.34-Shari Arison Dorsman Director's Agreement.(35)

10.35-Amendment of Stock Purchase Agreement and Security and
Pledge Agreement, dated June 15, 1998, between Carnival
Corporation, Sherwood Weiser and others.

10.36-Executive Long-term Compensation Agreement dated January
11, 1999, between the Company and Micky Arison.

10.37-Executive Long-term Compensation Agreement dated January
11, 1999, between the Company and Howard S. Frank.

10.38-Note Extension and Satisfaction Agreement, dated February
17, 1999, between Carnival Corporation, Sherwood Weiser and others.

12.0-Ratio of Earnings to Fixed Charges.

13.0-Portions of 1998 Annual Report incorporated by reference into 1998 Annual Report on Form 10-K.

21-Subsidiaries of the Company.

23.0-Consent of PricewaterhouseCoopers LLP.

27.0-Financial Data Schedule (for SEC use only).

Sequential
Numbering
System
Exhibits

(1)Incorporated by reference to Exhibit No. 3 to the registrant's registration statement on Form S-3 (File No. 333-68999), filed with the Securities and Exchange Commission.

(2)Incorporated by reference to Exhibit No. 3.2 to the registrant's registration statement on Form S-1 (File No.
33-14844), filed with the Securities and Exchange Commission.

(3)Incorporated by reference to Exhibit No. 4.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended
November 30, 1996 (Commission File No. 1-9610), filed with the
Securities and Exchange Commission.

(4)Incorporated by reference to Exhibit No. 4 to the registrant's registration statement on Form S-3 (File No. 33-53136), filed with the Securities and Exchange Commission.

(5)Incorporated by reference to Exhibit No. 10.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended
November 30, 1997 (Commission File No. 1-9610), filed with the
Securities and Exchange Commission.

(6)Incorporated by reference to Exhibit No. 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended
November 30, 1997 (Commission File No. 1-9610), filed with the
Securities and Exchange Commission.

(7)Incorporated by reference to Exhibit No. 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended
November 30, 1997 (Commission File No. 1-9610), filed with the
Securities and Exchange Commission.

(8)Incorporated by reference to Exhibit No. 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended
November 30, 1997 (Commission File No. 1-9610), filed with the
Securities and Exchange Commission.

(9)Incorporated by reference to Exhibit No. 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended
November 30, 1997 (Commission File No. 1-9610), filed with the
Securities and Exchange Commission.

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