Form 10-Q
period 1999-02-28
CARNIVAL CORP
filed 1999-04-13
CIK 815097

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES              EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

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


                                    None
      (Former name, former address and former fiscal year,
                 if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No__


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, $.01 par value - 613,174,060 shares as of April 9, 1999.

                      CARNIVAL CORPORATION


                            I N D E X



                                                            Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets -
           February 28, 1999 and November 30, 1998

         Consolidated Statements of Operations -
           Three Months Ended February 28, 1999
           and February 28, 1998

         Consolidated Statements of Cash Flows -
           Three Months Ended February 28, 1999
           and February 28, 1998

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

                      CARNIVAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                 (in thousands, except par value)

                                                 February 28,  November 30,
                                                     1999         1998
    ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                     $  574,254  $  137,273
     Short-term investments                           216,993       5,956
     Accounts receivable, net                          72,947      60,837
     Consumable inventories, at average cost           77,626      75,449
     Prepaid expenses and other                        94,968      90,764
          Total current assets                      1,036,788     370,279

PROPERTY AND EQUIPMENT, NET                         5,764,498   5,768,114

INVESTMENTS IN AND ADVANCES TO AFFILIATES             534,413     546,693

GOODWILL, LESS ACCUMULATED AMORTIZATION OF
    $75,548 AND $72,255                               434,171     437,464

OTHER ASSETS                                           60,615      56,773
                                                   $7,830,485  $7,179,323

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt             $   66,702  $   67,626
     Accounts payable                                 156,612     168,546
     Accrued liabilities                              203,886     206,968
     Customer deposits                                655,944     638,383
     Dividends payable                                 55,174      53,590
          Total current liabilities                 1,138,318   1,135,113

LONG-TERM DEBT                                      1,355,569   1,563,014

DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES        88,910      63,036

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST                                     133,786     132,684

SHAREHOLDERS' EQUITY
    Common Stock; $.01 par value; 960,000 shares
      authorized; 613,045 and 595,448 shares
      issued and outstanding                            6,130       5,955
    Paid-in-capital                                 1,617,781     880,488
    Retained earnings                               3,482,215   3,379,628
    Other                                               7,776      19,405
      Total shareholders' equity                    5,113,902   4,285,476
                                                   $7,830,485  $7,179,323

The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                    Three Months Ended February 28,
                                         1999             1998

REVENUES                               $748,258        $557,838

COSTS AND EXPENSES
   Operating expenses                   416,103         307,595
   Selling and administrative           110,770          78,834
   Depreciation and amortization         57,904          43,008
                                        584,777         429,437

OPERATING INCOME BEFORE
  LOSS FROM AFFILIATED
  OPERATIONS                            163,481         128,401

LOSS FROM AFFILIATED
  OPERATIONS, NET                        (5,917)        (10,681)

OPERATING INCOME                        157,564         117,720

NONOPERATING INCOME (EXPENSE)
   Interest income                        6,887           3,737
   Interest expense, net of
     capitalized interest               (13,390)        (12,559)
   Other income (expense), net            2,996          (3,271)
   Income tax benefit                     4,806           4,287
   Minority interest                     (1,102)              -
                                            197          (7,806)

NET INCOME                             $157,761        $109,914



EARNINGS PER SHARE:
   Basic                                   $.26            $.18
   Diluted                                 $.26            $.18




The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            Three Months Ended February 28,
                                                  1999          1998
OPERATING ACTIVITIES
  Net income                                     $157,761     $109,914
  Adjustments
     Depreciation and amortization                 57,904       43,008
     Dividends received and loss from
       affiliated operations, net                   5,917       21,231
     Minority interest                              1,102
     Other                                          2,172        5,083
  Changes in operating assets and liabilities
     Increase in:
       Receivables                                (12,333)      (5,143)
       Consumable inventories                      (2,177)      (1,056)
       Prepaid expenses and other                  (4,222)     (11,639)
     Increase (decrease) in:
       Accounts payable                           (11,934)      (7,308)
       Accrued liabilities                         (2,958)      (2,320)
       Customer deposits                           17,561       62,393
         Net cash provided from operating
           activities                             208,793      214,163

INVESTING ACTIVITIES
     (Increase) decrease in short-term
        investments, net                         (210,686)          20
     Additions to property and equipment, net     (50,977)    (361,739)
     Other, net                                    21,167           74
         Net cash used for investing activities  (240,496)    (361,645)

FINANCING ACTIVITIES
     Proceeds from long-term debt                   5,861      313,158
     Principal payments of long-term debt        (214,282)    (147,407)
     Proceeds from issuance of Common Stock, net  730,812        2,385
     Dividends paid                               (53,590)     (44,578)
     Other                                           (117)      (1,993)
         Net cash provided from
            financing activities                  468,684      121,565
         Net increase (decrease) in cash and
            cash equivalents                      436,981      (25,917)
     Cash and cash equivalents at beginning
       of period                                  137,273      139,989
     Cash and cash equivalents at end of period  $574,254     $114,072




The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by Carnival Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

     The accompanying consolidated balance sheet at February 28, 1999 and the consolidated statements of operations for the three months ended February 28, 1999 and 1998 and consolidated statements of cash flows for the three months ended February 28, 1999 and 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its consolidated subsidiaries (referred to collectively as the "Company") and its affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

<Caption
                                            February 28,   November 30,
                                                1999           1998
                                                    (in thousands)

Vessels                                     $5,761,324     $5,754,218
Vessels under construction                     543,448        526,529
                                             6,304,772      6,280,747
Land, buildings and improvements               222,775        217,597
Transportation and other equipment             342,024        322,069

Total property and equipment                 6,869,571      6,820,413

Less accumulated depreciation and
  amortization                              (1,105,073)    (1,052,299)
                                            $5,764,498     $5,768,114

     During the three months ended February 28, 1999 and 1998, interest costs of $10.4 million and $6.4 million, respectively, were capitalized.

NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

<Caption
                                                  February 28, November 30,
                                                       1999        1998
                                                         (in thousands)
Commercial paper                                    $ 161,309    $ 368,710
Unsecured 5.65% Notes Due October 15, 2000            199,855      199,833
Unsecured 6.15% Notes Due April 15, 2008              199,525      199,512
Unsecured 6.65% Debentures due January 15, 2028       199,255      199,249
Notes payable bearing interest at rates ranging
  from 5.1% to 8.0%, secured by vessels,
  maturing through 2009                               172,058      174,198
Unsecured 6.15% Notes Due October 1, 2003             124,968      124,967
Unsecured 7.20% Debentures Due October 1, 2023        124,882      124,881
Unsecured 7.7% Notes Due July 15, 2004                 99,939       99,936
Unsecured 7.05% Notes Due May 15, 2005                 99,876       99,871
Other loans payable                                    40,604       39,483
                                                    1,422,271    1,630,640
Less portion due within one year                      (66,702)     (67,626)
                                                   $1,355,569   $1,563,014


NOTE 4 - SHAREHOLDERS' EQUITY

     In December 1998, Carnival Corporation issued 17 million shares of its Common Stock in a public offering and received net proceeds of approximately $725 million. A portion of the proceeds from the offering was used to repay $153 million of outstanding commercial paper and the remainder has been invested in cash equivalents and short-term investments.

     Carnival Corporation's Certificate of Incorporation, as amended, authorizes the Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences and has a $.01 par value. At February 28, 1999, no Preferred Stock had been issued.

     During the three months ended February 28, 1999 and 1998, the Company declared a quarterly cash dividend of $.09 and $.075 per share aggregating $55,174 and $44,608, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     A description of ships under contract for construction at February 28, 1999 is as follows (in millions, except passenger capacity data):

                 Expected                          Estimated   Remaining
                 Service                 Passenger   Total     Cost to be
Vessel            Date(1)  Shipyard      Capacity(2) Cost(3)     Paid

Carnival Cruise Lines
Carnival Triumph   7/99    Fincantieri(4)  2,758    $  410     $   294
Carnival Victory   8/00    Fincantieri     2,758       440         433
Carnival Spirit    4/01    Masa-Yards      2,100       375         356
Carnival Conquest 12/02    Fincantieri     2,758       450         429
Carnival Glory     8/03    Fincantieri     2,758       450         429
  Total Carnival Cruise Lines             13,132     2,125       1,941
Holland America Line
Volendam           8/99    Fincantieri(4)  1,440       300         238
Zaandam            3/00    Fincantieri(4)  1,440       300         255
Amsterdam         11/00    Fincantieri     1,380       300          51
  Total Holland America Line               4,260       900         544
  Total                                   17,392    $3,025      $2,485

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost is the total cost of the completed vessel and includes the contract price with the shipyard, design and engineering fees, estimated capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.

     In connection with the vessels under construction, the Company has paid $540 million through February 28, 1999 and anticipates paying approximately $890 million during the twelve month period ending February 29, 2000 and approximately $1.6 billion thereafter.


Litigation

     Several actions (collectively the "Passenger Complaints") have been filed against Carnival Cruise Lines ("Carnival") or Holland America Westours on behalf of purported classes of persons who paid port charges to Carnival or Holland America Line ("Holland America"), alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. These actions are in various stages of progress and are proceeding.

     Holland America Westours has entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was approved by the court on September 28, 1998. Five members of the settlement class have appealed the court's approval of the settlement. The appeal is likely to take between one and two years to be resolved. Unless the appeal is successful, Holland America will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and will pay a portion of the plaintiffs' legal fees. The amount and timing of the travel vouchers to be redeemed and the effects of the travel voucher redemption on revenues is not reasonably determinable. Accordingly, the Company has not established a liability for the travel voucher portion of the settlements and will account for the redemption of the vouchers as a reduction of future revenues. In 1998 the Company established a liability for the estimated distribution costs of the settlement notices and plaintiffs' legal costs.

     Several complaints were filed against Carnival and/or Holland America Westours (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who had booked a cruise with Carnival or Holland America, claiming that advertising practices regarding port charges resulted in an improper commission bypass. These actions, filed in California, Alabama, Washington and Florida, allege violations of state consumer protection laws, claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. These actions are in various stages of progress and are proceeding.

     It is not now possible to determine the ultimate outcome of the pending Passenger and Travel Agent Complaints. Management believes it has meritorious defenses to the claims. Management understands that purported class actions similar to the Passenger and Travel Agent Complaints have been filed against several other cruise lines.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits, which are not covered by insurance would not have a material adverse effect on the Company's financial condition or results of operations.

Ship Lease Transactions

     During August and December 1998, the Company entered into lease out and lease back transactions with respect to two of its vessels. The Company has effectively guaranteed certain obligations or provided letters of credit to participants in the transactions which, at February 28, 1999, total approximately $327 million. Only in the remote event of nonperformance by certain major financial institutions, which have long-term credit ratings of AAA, would the Company be required to make any payments under these guarantees. After approximately 18 years, the Company has the right to exercise purchase options that would terminate these transactions. As a result of these transactions, the Company received approximately $44 million (net) which is recorded as deferred income on the balance sheets and is being amortized to nonoperating income over approximately 18 years.


NOTE 6 - EARNINGS PER SHARE

     Earnings per share have been computed as follows (in thousands, except per share data):

                                           Three Months Ended February 28,
                                                1999         1998
BASIC:
     Net income                              $157,761      $109,914
     Average common shares outstanding        608,940       594,734
     Earnings per share                      $    .26      $    .18

DILUTED:
     Net income                              $157,761      $109,914
     Effect on net income of assumed
        purchase of minority interest           1,102
     Net income available assuming dilution  $158,863      $109,914

     Average common shares outstanding        608,940       594,734
     Effect of dilutive securities:
         Additional shares issuable upon:
            Assumed exercise of Cunard
               Line Limited's minority
               shareholders purchase option     5,439
            Various stock plans                 3,881         3,078
     Average common shares outstanding
       assuming dilution                      618,260       597,812
     Earnings per share                      $    .26      $    .18

     On April 13, 1998, the Board of Directors approved a two-for-one split of the Company's Common Stock. The additional shares were distributed on June 12, 1998 to shareholders of record on May 29, 1998. All share and per share data presented herein have been retroactively restated to give effect to this stock split.

NOTE 7 - COMPREHENSIVE INCOME

     Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components. Comprehensive income is a measure that reflects all changes in shareholders' equity, except those resulting from transactions with shareholders. For the Company, comprehensive income includes net income and foreign currency translation adjustments and changes in the value of equity securities that have not been included in net income. For the three months ended February 28, 1999 and 1998, comprehensive income was $150.6 million and $112.5 million, respectively.


NOTE 8 - ACQUISITION

     On May 28, 1998, the Company and a group of investors acquired the operating assets of Cunard, a cruise company operating five luxury cruise ships, for $500 million, adjusted for a working capital deficiency and debt assumed. The Company is accounting for the acquisition using the purchase accounting method. Simultaneous with the acquisition, Seabourn Cruise Line Limited ("Seabourn"), a luxury cruise line in which the Company owned a 50% interest, was combined with Cunard. The Company owns approximately 68% of the combined entity, which is named Cunard Line Limited. Commencing on May 28, 1998, the financial results of Cunard Line Limited have been included in the Company's consolidated financial statements. Prior to May 28, 1998, the Company's 50% interest in Seabourn was accounted for using the equity method.

     Had the above transactions occurred on December 1, 1997, the Company's unaudited consolidated revenues for the three months ended February 28, 1998 would have been approximately $664 million. The impact on the Company's three months ended February 28, 1998 unaudited net income and earnings per share would have been immaterial.


NOTE 9 - RECENT PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (December 1, 1999 for the Company). The Company has not yet determined the impact that the adoption of SFAS No. 133 will have, but does not currently expect the adoption to have a material impact on its results of operations or cash flows.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Part II. OTHER INFORMATION, ITEM 5 (a) Forward-Looking Statements".

General

     The Company earns its cruise revenues primarily from (i) the sale of passenger tickets, which includes accommodations, meals, and most shipboard activities, (ii) the sale of air transportation to and from the cruise ship and (iii) the sale of goods and services on board its cruise ships, such as casino gaming, bar sales, gift shop sales and other related services. The Company also derives revenues from the tour and related operations of Holland America Westours.

     Selected segment and statistical information for the periods indicated is as follows:

                                   Three Months Ended February 28,
                                       1999               1998
                      (in thousands, except selected statistical information)
REVENUES:
   Cruise                            $741,076            $550,977
   Tour                                 7,504               7,039
   Intersegment revenues                 (322)               (178)
                                     $748,258            $557,838

OPERATING EXPENSES:
   Cruise                            $407,066            $298,770
   Tour                                 9,359               9,003
   Intersegment expenses                 (322)               (178)
                                     $416,103            $307,595

OPERATING INCOME:
   Cruise                            $180,434            $142,424
   Tour                               (11,898)            (10,521)
   Loss from affiliates, net, and
     corporate expenses               (10,972)            (14,183)
                                     $157,564            $117,720

SELECTED STATISTICAL INFORMATION:
   Passengers carried                 517,000             427,000
   Passenger cruise days (1)        3,505,000           2,827,000
   Occupancy percentage                 100.9%             105.9%


(1) A passenger cruise day is one passenger sailing for a period of one day. For example, one passenger sailing on a one week cruise is seven passenger cruise days.

     Operations data expressed as a percentage of total revenues for the periods indicated is as follows:

                                     Three Months Ended February 28,
                                         1999               1998

REVENUES                                 100%               100%

COSTS AND EXPENSES:
   Operating expenses                     55                 55
   Selling and administrative             15                 14
   Depreciation and amortization           8                  8
OPERATING INCOME BEFORE
 LOSS FROM AFFILIATED
 OPERATIONS                               22                 23
LOSS FROM AFFILIATED
 OPERATIONS, NET                          (1)                (2)
OPERATING INCOME                          21                 21
NONOPERATING EXPENSE                       -                 (1)
NET INCOME                                21%                20%


     Fixed costs, including depreciation, fuel, insurance and crew costs, represent more than one-third of the Company's operating expenses and do not change significantly in relation to changes in passenger loads and aggregate passenger ticket revenue.

     The Company's cruise and tour operations experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for its cruise operations is moderately seasonal. Historically, demand for cruises has been greater during the summer months. The Company's tour revenues are extremely seasonal with a majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

     The year over year percentage increase in average passenger capacity for the Company's cruise brands, excluding the impact of the acquisition and consolidation of Cunard and Seabourn, is expected to approximate 6.5%, 12.1% and 19.1% in the second, third and fourth quarters of fiscal 1999, respectively, as compared to the same periods of fiscal 1998. These increases are primarily a result of the introduction into service of Carnival's Paradise in late November 1998, the expected introduction into service of the Carnival Triumph in July 1999 and Holland America's Volendam in August 1999 and the introduction into service of Windstar Cruises ("Windstar") Wind Surf in May 1998. Including the impact of Cunard and Seabourn, average passenger capacity is expected to increase 17.8%, 10.7% and 16.1% in the second, third and fourth quarters of fiscal 1999, respectively, as compared to the same periods of fiscal 1998. The acquisition and consolidation of Cunard and Seabourn is not expected to materially affect the Company's consolidated net income in 1999.

     The year over year percentage increase in average passenger capacity, excluding the impact of Cunard and Seabourn, resulting from the delivery of vessels currently under contract for construction for the fiscal years 2000 and 2001 is expected to approximate 12.9% and 11.9%, respectively. Including the impact of Cunard and Seabourn, the year over year increase in average passenger capacity for fiscal 2000 and 2001 is expected to approximate 11.7% and 10.9%, respectively.

     The Company and Airtours plc ("Airtours"), a publicly traded leisure travel company in which the Company holds a 26% interest, each own a 50% interest in Il Ponte S.p.A. ("Il Ponte"), the parent company of Costa Crociere, S.p.A. ("Costa"), an Italian cruise company. The Company records its interest in Airtours and Il Ponte using the equity method of accounting and records its portion of Airtours' and Il Ponte's consolidated operating results on a two-month lag basis. Demand for Airtours' and Costa's products is seasonal due to the nature of the European leisure travel industry and European cruise season. Typically, Airtours' and Costa's quarters ending June 30 and September 30 experience higher demand, with demand in the quarter ending September 30 being the highest.

     As a result of the recent military conflict in Yugoslavia, the Company is currently experiencing a slow down in its cruise booking patterns on its Eastern Mediterranean cruise itineraries and, to a lesser extent, also for its Western Mediterranean cruise itineraries. As a consequence of the conflict, the Company has changed the itineraries of certain of its Eastern Mediterranean cruises. Due to the uncertainties surrounding the current situation, management is unable to determine the possible impact of these events on the Company's results of operations for fiscal 1999. The Company has approximately 5% of its consolidated fiscal 1999 passenger capacity scheduled to operate in either the Eastern or Western Mediterranean. Additionally, the Company's unconsolidated affiliate, Costa also has itineraries scheduled for the Eastern and Western Mediterranean. Management believes that any effects of this unusual and infrequent event on the Company's operations will be temporary and should not result in any long term adverse effects.


Three Months Ended February 28, 1999 ("1999") Compared
To Three Months Ended February 28, 1998 ("1998")

     Revenues

     The increase in total revenues of $190.4 million, or 34.1%, was almost entirely due to an increase in cruise revenues. Approximately $104.5 million of the increase is due to the acquisition and consolidation of Cunard and Seabourn and $85.6 million is due to increased cruise revenues from Carnival, Holland America and Windstar. The increase from Carnival, Holland America and Windstar resulted from an increase of approximately 16.9% in passenger capacity and a .5% increase in total revenue per passenger cruise day, offset slightly by a 1.6% decrease in occupancy rates. Passenger capacity increased due primarily to the addition of the new vessels previously discussed and Carnival's Elation in March 1998.

     Cost and Expenses

     Operating expenses increased $108.5 million, or 35.3%. Cruise operating costs increased by $108.3 million, or 36.2% in 1999. Approximately $72.4 million of the cruise operating costs increase is due to the acquisition and consolidation of Cunard and Seabourn. Excluding Cunard and Seabourn, cruise operating costs as a percentage of cruise revenues were 52.6% and 54.2% in 1999 and 1998, respectively. Cruise operating costs, excluding Cunard and Seabourn, increased $35.9 million primarily as a result of increases in passenger capacity, partially offset by lower fuel costs.

     Selling and administrative expenses increased $31.9 million, or 40.5%, of which $19.9 million, or 25.2%, was due to the acquisition and consolidation of Cunard and Seabourn. Excluding Cunard and Seabourn, selling and administrative expenses as a percentage of revenues were 14.1% in 1999 and 1998. Selling and administrative expenses, excluding Cunard and Seabourn, increased primarily as a result of increases in advertising and payroll and related costs.

     Depreciation and amortization increased by $14.9 million, or 34.6%, to $57.9 million in 1999 from $43.0 million in 1998 primarily due to the additional depreciation associated with the increase in the size of the fleet and the acquisition and consolidation of Cunard and Seabourn.

     Affiliated Operations

     During 1999, the Company recorded $5.9 million of losses from affiliated operations as compared with $10.7 million of losses in 1998. The Company's portion of Airtours' losses increased $.4 million to $8.5 million in 1999. The Company recorded income (losses) of $2.6 million and $(.9) million during 1999 and 1998, respectively, related to its interest in Il Ponte. The affiliated operations for 1998 includes Seabourn.


     Nonoperating Income (Expense)

     Gross interest expense (excluding capitalized interest) increased $4.8 million in 1999 primarily as a result of higher average debt balances, arising from the acquisition and consolidation of Cunard and Seabourn as well as investments in new vessel projects. Capitalized interest increased $4.0 million due primarily to higher levels of investments in ship construction projects during 1999 as compared with 1998.

     Interest income increased $3.2 million in 1999 primarily as a result of higher average investment balances resulting from the investment of proceeds received by the Company upon the sale of its Common Stock in December 1998 (see Note 4 in the accompanying financial statements).

     Other income in 1999 of $3 million primarily relates to the Company's collection of insurance proceeds compared to other expenses in 1998 of $3.3 million primarily related to the accrual of certain litigation costs.

     Minority interest was $1.1 million which represents the minority shareholders' interest in Cunard Line Limited's net income.


LIQUIDITY AND CAPITAL RESOURCES

      Sources of Cash

      The Company's business provided $208.8 million of net cash from operations during fiscal 1999, a decrease of 2.5% compared to 1998. The decrease was primarily due to changes in cash payments and receipts relating to operating assets and liabilities substantially offset by higher net income.

      In December 1998, the Company issued 17 million shares of its Common Stock and received net proceeds of approximately $725 million. The Company issued this stock concurrent with the addition of the Company's Common Stock to the S&P 500 Composite Index.

     Uses of Cash

     During 1999, the Company made net expenditures of approximately $51.0 million on capital projects, of which $17.5 million was spent in connection with its ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of computer equipment, vessel refurbishments, tour assets and other equipment.

     During 1999, the Company had net repayments of $207.4 million under its commercial paper programs, including $153 million funded from the proceeds of its Common Stock offering. Additionally, the Company paid quarterly cash dividends of $53.6 million in 1999.


     Future Commitments

     The Company has contracts for the delivery of eight new vessels over the next five years. The Company will pay approximately $890 million during the twelve months ending February 29, 2000 relating to the construction and delivery of these new ships and approximately $1.6 billion thereafter.

     In addition to these ship construction contracts, the Company has options to construct two additional vessels for Carnival for expected service in 2002, if the options are exercised. The Company is also in negotiations with several shipbuilding yards for a new class of vessel for Holland America and is in the initial planning phase of a new ocean liner for Cunard. No assurance can be given that the two options for Carnival will be exercised, the negotiations for the Holland America vessel will be successful or that the new Cunard shipbuilding project will be continued.

     At February 28, 1999, the Company had $1.42 billion of long-term debt of which $66.7 million is due during the twelve months ended February 29, 2000. See Notes 3 and 5 in the accompanying financial statements for more information regarding the Company's debts and commitments.

     Funding Sources

     At February 28, 1999, the Company had approximately $791.2 million in cash, cash equivalents and short-term investments. These funds along with cash from operations are expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. Additionally, the Company may also fund a portion of these cash requirements from borrowings under its revolving credit facilities or commercial paper programs. At February 28, 1999, the Company had approximately $1.07 billion available for borrowing under its revolving credit facilities.

     To the extent that the Company is required to or chooses to fund future cash requirements from sources other than as discussed above, management believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.


OTHER MATTER

     Year 2000

     The Year 2000 computer issue is primarily the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors and a disruption in the operation of such systems.

     State of Readiness

     The Company has established internally staffed project teams to address Year 2000 issues. Each team has implemented a plan that focuses on Year 2000 compliance efforts for information technology ("IT") and non-IT systems for their respective companies. The systems include (1) information systems software and hardware (e.g. reservations, accounting and associated systems, personal computers and software and various end-user developed applications) and (2) building facilities and shipboard equipment (e.g. shipboard navigation, control, safety, power generation and distribution systems, operating systems and shipbuilding and communication systems).

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

     Inventories have been substantially completed for all Company shoreside software applications, hardware and operating systems. A risk assessment was then prepared based on feedback from the Company's respective business units. Most of the Company's critical internally developed software systems have been successfully remediated and tested. All of the Company's reservations systems have been remediated, tested and are in production. Remediation and integration testing of other critical shoreside software and hardware applications, including purchased software, are estimated to be completed by July 1999. However, ongoing certification testing of remediated systems that corroborates prior test results and corroborates integration of remediated items with related hardware and operating systems will occur throughout 1999.

     Inventories have been substantially completed for all building facilities and shipboard equipment systems. A risk assessment has been substantially completed and is expected to be finalized by May 1999. In certain cases, the Company has retained third party consultants to analyze the shipboard hardware and embedded system inventories and assist the Company in testing, remediation and implementation of these applications. This process is expected to be completed by the end of the third calendar quarter of 1999. Internally developed shipboard information systems have been remediated and are expected to be tested and fully implemented on ships by mid 1999.

     The Company is tracking the Year 2000 compliance status of its material vendors and suppliers via the Company's own internal vendor compliance effort. Year 2000 correspondence was sent to critical vendors and suppliers, with continued follow up for those who failed to respond. All vendor responses are currently being evaluated to assess any possible risk to or effect on the Company's operations. Prior to mid 1999, the Company expects to implement additional procedures for assessing the Year 2000 compliance status of its most critical vendors and will modify its contingency plans accordingly.

     Risks of Company's Year 2000 Issues

     The Company is in the process of preparing its contingency plans which will include the identification of its most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to the Company include (1) the disruption of transportation channels relevant to the Company's operations, including ports and transportation vendors (airlines) as a result of a general failure of support systems and necessary infrastructure; (2) the disruption of travel agency and other sales distribution systems; and (3) the inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers.

     Based on its current assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, both domestic and international, such as government agencies, vendors and suppliers. Consequently, the Company is unable to determine at this time whether Year 2000 failures will materially affect the Company. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures.

     Contingency Plans

     The Company is in the process of preparing its contingency plans to identify and determine how to handle its most reasonably likely worst case scenarios. Preliminary contingency plans are currently being drafted. Comprehensive contingency plans are estimated to be complete by mid 1999.

     Costs

     The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company estimates aggregate expenditures of approximately $16 million to address Year 2000 issues. These aggregate expenditures include $9 million of costs that are being charged to expense and $7 million of costs, related to the accelerated replacement of non-compliant systems due to Year 2000 issues, which will be capitalized. The total amount expended through February 28, 1999 was approximately $9 million, of which $5 million has been charged to expense and $4 million has been capitalized. These costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Several actions collectively referred to as the "Passenger
Complaints" were previously reported in the Company's Annual
Report on Form 10-K for the year ended November 30, 1998 (the
"1998 Form 10-K"). The following are material subsequent developments in such cases.

     In the action filed against Carnival in Florida in 1996 by Michelle Hackbarth, Larry Katz, Michelle A. Sutton, Pedro Rene Mier, and others, on behalf of purported nationwide classes, the court denied the plaintiffs' motion for class certification on March 8, 1999.

     Several actions collectively referred to as the "Travel
Agent Complaints" were previously reported in the 1998 Form 10-K and the following are the material subsequent developments in such cases.

     In the action filed against Holland America Westours in Washington in September 1997 by N.G.L. Travel Associates, on behalf of a purported nationwide class of travel agencies who booked cruises with Holland America Westours, the court denied both parties requests for reconsideration of the summary judgment rulings. Holland America Westours has asked the Court of Appeals to take discretionary review of the court's orders regarding summary judgment and class certification. The Court of Appeals will not decide whether to take review until at least May 1999.

     For a description of other pending litigation, see the 1998
Form 10-K and Note 5 in Part I of this Form 10-Q.


Item 5.  Other Information.

(a) FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises, including the effects on consumer demand of armed conflicts or political instability; pricing policies followed by competitors of the Company; increases in cruise industry capacity; changes in tax laws and regulations; the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; computer program Year 2000 compliance; and changes in laws and regulations applicable to the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1   HAL Antillen N.V. and Subsidiaries Key Management Incentive Plan.
10.2 Note Extension and Satisfaction Agreement, dated February 17, 1999, between Carnival Corporation, Sherwood Weiser and others.
10.3   Stock Purchase Agreement, dated February 17, 1999, between
       Carnival  Corporation, Sherwood Weiser and others.
10.4   Shareholders' Agreement, dated June 30, 1998, between
       Carnival Corporation, Sherwood Weiser and others.
12     Ratio of Earnings to Fixed Charges.
27     Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.

     On December 17, 1998, the Company filed a Current Report on
Form 8-K related to its December 17, 1998 press release announcing the results of operations for the fiscal year ended
November 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: April 12, 1999               BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: April 12, 1999               BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer

INDEX TO EXHIBITS


Page No. in
Sequential
Numbering
System
Exhibits

10.1   HAL Antillen N.V. and Subsidiaries Key Management Incentive Plan.
10.2 Note Extension and Satisfaction Agreement, dated February 17, 1999, between Carnival Corporation, Sherwood Weiser and others.
10.3   Stock Purchase Agreement, dated February 17, 1999, between
       Carnival  Corporation, Sherwood Weiser and others.
10.4   Shareholders' Agreement, dated June 30, 1998, between
       Carnival Corporation, Sherwood Weiser and others.
12     Ratio of Earnings to Fixed Charges.
27     Financial Data Schedule (for SEC use only).