Form 10-Q
period 1999-05-31
CARNIVAL CORP
filed 1999-07-14
CIK 815097

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

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

     Common Stock, $.01 par value - 613,368,768 shares as of July 9, 1999.


                             CARNIVAL CORPORATION


                                   I N D E X



                                                              Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets -
           May 31, 1999 and November 30, 1998                   1

         Consolidated Statements of Operations -
           Six and Three Months Ended May 31, 1999
           and 1998                                             2

         Consolidated Statements of Cash Flows -
           Six Months Ended May 31, 1999
           and 1998                                             3

         Notes to Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.        12


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                    21

Item 4.  Submission of Matters to a Vote of Security Holders.  22

Item 5.  Other Information.                                    23

Item 6.  Exhibits and Reports on Form 8-K.                     24

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

                             CARNIVAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                    May 31,      November 30,
                                                     1999            1998
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                     $  382,640     $  137,273
     Short-term investments                           614,799          5,956
     Accounts receivable, net                         103,214         60,837
     Consumable inventories, at average cost           81,035         75,449
     Prepaid expenses and other                       100,211         90,764
          Total current assets                      1,281,899        370,279

PROPERTY AND EQUIPMENT, NET                         5,770,921      5,768,114

INVESTMENTS IN AND ADVANCES TO AFFILIATES             494,185        546,693

GOODWILL, LESS ACCUMULATED AMORTIZATION OF
    $78,982 AND $72,255                               406,708        437,464

OTHER ASSETS                                           45,595         56,773
                                                   $7,999,308     $7,179,323

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt              $  33,667     $   67,626
     Accounts payable                                 180,115        168,546
     Accrued liabilities                              202,615        206,968
     Customer deposits                                822,719        638,383
     Dividends payable                                 55,193         53,590
          Total current liabilities                 1,294,309      1,135,113

LONG-TERM DEBT                                      1,240,997      1,563,014

DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES        82,791         63,036

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST                                     138,712        132,684

SHAREHOLDERS' EQUITY
    Common Stock; $.01 par value; 960,000 shares
      authorized; 613,257 and 595,448 shares
      issued and outstanding                            6,133          5,955
    Paid-in-capital                                 1,620,848        880,488
    Retained earnings                               3,630,364      3,379,628
    Other                                             (14,846)        19,405
      Total shareholders' equity                    5,242,499      4,285,476
                                                   $7,999,308     $7,179,323

The accompanying notes are an integral part of these consolidated financial statements.

                            CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                       Six Months            Three Months
                                      Ended May 31,          Ended May 31,
                                  1999          1998        1999       1998

REVENUES                       $1,544,407   $1,219,196    $796,149   $661,358
COSTS AND EXPENSES
   Operating expenses             848,529      669,951     432,426    362,356
   Selling and administrative     216,287      163,784     105,517     84,950
   Depreciation and
     amortization                 116,815       89,266      58,911     46,258
                                1,181,631      923,001     596,854    493,564

OPERATING INCOME BEFORE
  LOSS FROM AFFILIATED
  OPERATIONS                      362,776      296,195     199,295    167,794

LOSS FROM AFFILIATED
  OPERATIONS, NET                  (7,099)     (13,034)     (1,182)    (2,353)

OPERATING INCOME                  355,677      283,161     198,113    165,441

NONOPERATING INCOME (EXPENSE)
   Interest income                 18,362        5,885      11,475      2,148
   Interest expense, net of
     capitalized interest         (26,880)     (24,735)    (13,490)   (12,176)
   Other income (expense), net      7,941         (662)      4,945      2,609
   Income tax benefit               7,645        6,861       2,839      2,574
   Minority interest               (1,642)                    (540)
                                    5,426      (12,651)      5,229     (4,845)

NET INCOME                      $ 361,103     $270,510    $203,342   $160,596



EARNINGS PER SHARE:
   Basic                            $.59          $.45        $.33       $.27
   Diluted                          $.59          $.45        $.33       $.27




The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Six Months Ended May 31,
                                                      1999         1998
OPERATING ACTIVITIES
  Net income                                        $361,103     $270,510
  Adjustments
     Depreciation and amortization                   116,815       89,266
     Dividends received and loss from
       affiliated operations, net                     19,017       23,621
     Minority interest                                 1,642
     Other                                             2,225        7,047
  Changes in operating assets and liabilities,
    excluding businesses acquired and consolidated
     Increase in:
       Receivables                                   (25,046)      (4,291)
       Consumable inventories                         (5,586)      (4,690)
       Prepaid expenses and other                     (9,482)     (20,196)
     Increase (decrease) in:
       Accounts payable                               11,569       38,109
       Accrued liabilities                            (3,219)       2,321
       Customer deposits                             184,336      191,165
         Net cash provided from operating
           activities                                653,374      592,862
INVESTING ACTIVITIES
     (Increase) decrease in short-term
        investments, net                            (608,278)         324
     Additions to property and equipment, net       (112,860)    (702,184)
     Acquisitions of consolidated subsidiaries, net    9,415     (246,097)
     Other, net                                       34,797       42,038
         Net cash used for investing activities     (676,926)    (905,919)

FINANCING ACTIVITIES
     Proceeds from long-term debt                      7,721    1,184,588
     Principal payments of long-term debt           (363,799)    (801,841)
     Dividends paid                                 (108,764)     (89,183)
     Proceeds from issuance of Common Stock, net     733,882        4,098
     Other                                              (121)      (3,994)
         Net cash provided from
            financing activities                     268,919      293,668
         Net increase (decrease) in cash and
            cash equivalents                         245,367      (19,389)
     Cash and cash equivalents at beginning
       of period                                     137,273      139,989
     Cash and cash equivalents at end of period     $382,640     $120,600


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

     The accompanying consolidated balance sheet at May 31, 1999 and the consolidated statements of operations for the six and three months ended May 31, 1999 and 1998 and consolidated statements of cash flows for the six months ended May 31, 1999 and 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its consolidated subsidiaries (referred to collectively as the "Company") and its affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                               May 31,           November 30,
                                                1999                 1998
                                                    (in thousands)

Vessels                                     $5,770,648            $5,754,218
Vessels under construction                     572,866               526,529
                                             6,343,514             6,280,747
Land, buildings and improvements               236,554               217,597
Transportation and other equipment             348,710               322,069

Total property and equipment                 6,928,778             6,820,413

Less accumulated depreciation and
  amortization                              (1,157,857)           (1,052,299)
                                            $5,770,921            $5,768,114

     Interest costs associated with the construction of property and equipment, consisting primarily of vessels, are capitalized during the construction period and amounted to $19.9 million and $16.0 million for the six months ended May 31, 1999 and 1998, respectively, and $9.5 million and $9.6 million for the three months ended May 31, 1999 and 1998, respectively.





NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                      May 31,    November 30,
                                                       1999          1998
                                                         (in thousands)
Commercial paper                                    $  54,209     $ 368,710
Unsecured 5.65% Notes Due October 15, 2000            199,876       199,833
Unsecured 6.15% Notes Due April 15, 2008              199,538       199,512
Unsecured 6.65% Debentures due January 15, 2028       199,261       199,249
Notes payable bearing interest at rates ranging
  from 5.1% to 8.0%, secured by vessels,
  maturing through 2009                               151,524       174,198
Unsecured 6.15% Notes Due October 1, 2003             124,970       124,967
Unsecured 7.20% Debentures Due October 1, 2023        124,883       124,881
Unsecured 7.7% Notes Due July 15, 2004                 99,941        99,936
Unsecured 7.05% Notes Due May 15, 2005                 99,881        99,871
Other loans payable                                    20,581        39,483
                                                    1,274,664     1,630,640
Less portion due within one year                      (33,667)      (67,626)
                                                   $1,240,997    $1,563,014

NOTE 4 - SHAREHOLDERS' EQUITY


     In December 1998, Carnival Corporation issued 17 million shares of its Common Stock in a public offering and received net proceeds of approximately $725 million.

     During the six months ended May 31, 1999 and 1998, the Company declared quarterly cash dividends aggregating $.18 and $.15 per share aggregating $110.4 million and $89.2 million, respectively.

     Carnival Corporation's Articles of Incorporation, as amended, authorizes the Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences and has a $.01 par value. At May 31, 1999, no Preferred Stock had been issued.









NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     A description of ships under contract for construction at May 31, 1999 is as follows (in millions, except passenger capacity data):

                 Expected
     Service                    Passenger       Total
Vessel            Date(1)   Shipyard         Capacity(2)    Cost(3)
Carnival Cruise Lines
Carnival Triumph   7/99    Fincantieri(4)       2,758       $  420
Carnival Victory   8/00    Fincantieri          2,758          440
Carnival Spirit    4/01    Masa-Yards           2,112          375
Carnival Pride     1/02    Masa-Yards(5)        2,112          375
Carnival Conquest 12/02    Fincantieri          2,758          450
Carnival Glory     8/03    Fincantieri          2,758          450
  Total Carnival Cruise Lines                  15,256        2,510
Holland America Line
Volendam          11/99    Fincantieri(4)       1,440          300
Zaandam            3/00    Fincantieri(4)       1,440          300
Amsterdam         11/00    Fincantieri          1,380          300
  Total Holland America Line                    4,260          900
  Total                                        19,516       $3,410

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed vessel includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) This construction contract is denominated in German Deutsche Marks and has been fixed into U.S. dollars through the utilization of forward foreign currency contracts.

     In connection with the vessels under construction, the Company has paid $573 million through May 31, 1999 and anticipates paying approximately $940 million during the twelve month period ending May 31, 2000 and approximately $1.9 billion thereafter.









Litigation

     Several actions (collectively the "Passenger Complaints") have been filed against Carnival Cruise Lines ("Carnival") and one action has been filed against Holland America Westours on behalf of purported classes of persons who paid port charges to Carnival or Holland America Line ("Holland America"), alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. The actions against Carnival are in various stages of progress and are proceeding.


     Holland America Westours has entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was approved by the court on September 28, 1998. Five members of the settlement class appealed the court's approval of the settlement. Holland America Westours has settled with four of the five members. The appeal of one member of the settlement class is likely to take between one and two years to be resolved. Unless the appeal is successful, Holland America will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and will pay a portion of the plaintiffs' legal fees. The amount and timing of the travel vouchers to be redeemed and the effects of the travel voucher redemption on revenues is not reasonably determinable. Accordingly, the Company has not established a liability for the travel voucher portion of the settlements and will account for the redemption of the vouchers as a reduction of future revenues. In 1998 the Company established a liability for the estimated distribution costs of the settlement notices and plaintiffs' legal costs.

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

Ship Lease Transactions

     During August and December 1998, the Company entered into lease out and lease back transactions with respect to two of its vessels. The Company has effectively guaranteed certain obligations or provided letters of credit to participants in the transactions which, at May 31, 1999, total approximately $339 million. Only in the remote event of nonperformance by certain major financial institutions, which have long-term credit ratings of AAA, would the Company be required to make any payments under these guarantees. After approximately 18 years, the Company has the right to exercise purchase options that would terminate these transactions. As a result of these transactions, the Company received approximately $44 million (net) which is recorded as deferred income on the balance sheets and is being amortized to nonoperating income over approximately 18 years.


NOTE 6 - COMPREHENSIVE INCOME

     Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components. Comprehensive income is a measure that reflects all changes in shareholders' equity, except those resulting from transactions with shareholders. Comprehensive income for the periods indicated is as follows:



                                  Six months         Three months
                                  Ended May 31,       Ended May,31
                                 1999      1998      1999      1998
                                          (in thousands)
Net income                    $361,103   $270,510  $203,342  $160,596

Foreign currency translation
adjustment                     (29,996)     (906)   (22,828)   (3,383)

Changes in securities
valuation allowance                  7       113          8        42
Total comprehensive income    $331,114  $269,717   $180,522  $157,255


NOTE 7 - EARNINGS PER SHARE

     Earnings per share have been computed as follows (in thousands, except per share data):

                                      Six Months              Three Months
                                     Ended May 31,            Ended May 31,
                                   1999         1998        1999        1998
BASIC:
     Net income                    $361,103   $270,510    $203,342   $160,596
     Average common shares
       outstanding                  611,074    594,744     613,161    594,857
     Earnings per share            $    .59   $    .45    $    .33   $    .27
DILUTED:
     Net income                    $361,103   $270,510    $203,342   $160,596
     Effect on net income of
        assumed purchase of
        minority interest             1,642                    540
     Net income available
        assuming dilution          $362,745   $270,510    $203,882   $160,596

     Average common shares
        outstanding                 611,074    594,744     613,161    594,857
     Effect of dilutive
      securities:
         Additional shares
           issuable upon:
            Assumed exercise
              of Cunard Line
              Limited's minority
              shareholders
              purchase option        5,152                   5,152
            Various stock plans      3,760       3,404       3,621       3,663
     Average common shares
       outstanding
       assuming dilution           619,986     598,148     621,934     598,520
     Earnings per share           $    .59    $    .45    $    .33    $    .27

     On April 13, 1998, the Board of Directors approved a two-for-one split of the Company's Common Stock. The additional shares were distributed on June 12, 1998 to shareholders of record on May 29, 1998. All share and per share data presented herein have been retroactively restated to give effect to this stock split.








NOTE 8 - RECENT PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 1, 2000 for the Company). The Company has not yet determined the impact that the adoption of SFAS No. 133 will have, but does not currently expect the adoption to have a material impact on its results of operations or cash flows.


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

General

     The Company earns its cruise revenues primarily from (i) the sale of passenger tickets, which includes accommodations, meals, and most shipboard activities, (ii) the sale of air transportation to and from the cruise ships and (iii) the sale of goods and services on board its cruise ships, such as casino gaming, bar sales, gift shop sales and other related services. The Company also derives revenues from the tour and related operations of Holland America Westours.

     Selected segment and statistical information for the periods indicated is as follows:

                                       Six Months            Three Months
                                      Ended May 31,          Ended May 31,
                                    1999         1998       1999       1998
                      (in thousands, except selected statistical information)
REVENUES:
   Cruise                        $1,506,179  $1,182,061   $765,103   $631,084
   Tour                              46,124      45,453     38,620     38,414
   Intersegment revenues             (7,896)     (8,318)    (7,574)    (8,140)
                                 $1,544,407  $1,219,196   $796,149   $661,358
OPERATING EXPENSES:
   Cruise                        $  810,896  $  633,826   $403,830   $335,056
   Tour                              45,529      44,443     36,170     35,440
   Intersegment expenses             (7,896)     (8,318)    (7,574)    (8,140)
                                 $  848,529  $  669,951   $432,426   $362,356
OPERATING INCOME:
   Cruise                        $  388,346  $  319,844   $207,912   $177,420
   Tour                             (19,484)    (17,213)    (7,586)    (6,692)
   Corporate, including loss
      from affiliates, net          (13,185)    (19,470)    (2,213)    (5,287)
                                 $  355,677  $  283,161   $198,113   $165,441


SELECTED STATISTICAL INFORMATION:
   Passengers carried             1,058,000     923,000    541,000    497,000
   Passenger cruise days (1)      6,975,000   5,931,000  3,470,000  3,104,000
   Occupancy percentage               100.4%      105.6%      99.9%     105.4%

(1) A passenger cruise day is one passenger sailing for a period of one day.
For example, one passenger sailing on a one week cruise is seven passenger cruise days.

     Operations data expressed as a percentage of total revenues for the periods indicated is as follows:

                                      Six Months           Three Months

                                     Ended May 31,         Ended May 31,
                                    1999       1998      1999       1998

REVENUES                            100%       100%      100%        100%

COSTS AND EXPENSES:
   Operating expenses                55         55        54          55
   Selling and administrative        14         14        13          13
   Depreciation and amortization      8          7         8           7
OPERATING INCOME BEFORE
 LOSS FROM AFFILIATED
 OPERATIONS                          23         24        25          25
LOSS FROM AFFILIATED
 OPERATIONS, NET                      -         (1)        -           -
OPERATING INCOME                     23         23        25          25
NONOPERATING INCOME (EXPENSE)         -         (1)        1          (1)
NET INCOME                           23%        22%       26%         24%


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

     The year over year percentage increase in average passenger capacity for the Company's cruise brands is expected to approximate 9.8% and 12.8% in the third and fourth quarters of fiscal 1999, respectively, as compared to the same periods of fiscal 1998. These increases are primarily a result of the introduction into service of Carnival's Paradise in late November 1998 and the expected introduction into service of the Carnival Triumph in July 1999 and Holland America's Volendam in November 1999.

     The year over year percentage increase in average passenger capacity resulting from the delivery of vessels currently under contract for construction for the fiscal years 2000 and 2001 is expected to approximate 13.0% and 10.8%, respectively.

     On May 28, 1998, the Company and a group of investors acquired the operating assets of Cunard, a cruise company operating five luxury cruise ships. Simultaneous with the acquisition, Seabourn Cruise Line Limited ("Seabourn"), a luxury cruise line in which the Company owned a 50% interest, was combined with Cunard. The Company owns approximately 68% of the combined entity, which is named Cunard Line Limited.

     The Company and Airtours plc ("Airtours"), a publicly traded leisure travel company in which the Company holds an approximate 26% interest, each own a 50% interest in Il Ponte S.p.A. ("Il Ponte"), the parent company of Costa Crociere, S.p.A. ("Costa"), an Italian cruise company. The Company records its interest in Airtours and Il Ponte using the equity method of accounting and records its portion of Airtours' and Il Ponte's consolidated operating results on a two-month lag basis. Demand for Airtours' and Costa's products is seasonal due to the nature of the European leisure travel industry and European cruise season. Typically, Airtours' and Costa's quarters ending June 30 and September 30 experience higher demand, with demand in the quarter ending September 30 being the highest.

     As a result of the recent military conflict in the Balkans, in April 1999 the Company announced that it had experienced a slowdown in booking patterns for its Mediterranean cruise itineraries and had changed the itineraries of certain of its Mediterranean cruises. The Company also stated that management estimated that the Balkan conflict could have a six to eight cents per share negative impact on its 1999 earnings per share, split between the third and fourth quarters of fiscal 1999. As a result of the cessation of hostilities and other developments, management currently believes that the impact on its business could be at or slightly below the low end of this range.













Six Months Ended May 31, 1999 ("1999") Compared
To Six Months Ended May 31, 1998 ("1998")

     Revenues

     The increase in total revenues of $325.2 million, or 26.7%, was almost entirely due to an increase in cruise revenues. Approximately $197 million of the increase was due to the acquisition and consolidation of Cunard and Seabourn and $127 million was due to increased cruise revenues from Carnival, Holland America and Windstar. The increase from Carnival, Holland America and Windstar resulted from an increase of approximately 11.5% in passenger capacity and a .8% increase in total revenue per passenger cruise day, offset slightly by a 1.5% decrease in occupancy rates. Passenger capacity increased due primarily to the introduction into service of Carnival's Paradise in November 1998, the Elation in March 1998 and Windstar Cruises' ("Windstar") Wind Surf in May 1998. In addition, the .8% increase in total revenue per passenger cruise day is net of a 1.7% decrease due to a reduction in the number of passengers electing to use the Company's air program. When a passenger elects to purchase his/her own air transportation, rather than use the Company's air program, both the Company's cruise revenues and operating expenses decrease by approximately the same amount.

     Cost and Expenses

     Operating expenses increased $178.6 million, or 26.7%. Cruise operating costs increased by $177.1 million, or 27.9% in 1999. Approximately $135.7 million of the cruise operating costs increase was due to the acquisition and consolidation of Cunard and Seabourn. Cruise operating costs, excluding Cunard and Seabourn, increased $41.3 million primarily as a result of increases in passenger capacity, partially offset by lower airfare and other costs. Excluding Cunard and Seabourn, cruise operating costs as a percentage of cruise revenues were 51.6% and 53.6% in 1999 and 1998, respectively.

     Selling and administrative expenses increased $52.5 million, or 32.1%, of which $38.4 million, or 23.4%, was due to the acquisition and consolidation of Cunard and Seabourn. Selling and administrative expenses, excluding Cunard and Seabourn, increased primarily as a result of increases in advertising and payroll and related costs. Excluding Cunard and Seabourn, selling and administrative expenses as a percentage of revenues were 13.2% and 13.4% in 1999 and 1998, respectively.

     Depreciation and amortization increased by $27.5 million, or 30.9%, to $116.8 million in 1999 from $89.3 million in 1998 primarily due to the additional depreciation associated with the increase in the size of the fleet and the acquisition and consolidation of Cunard and Seabourn.

     Affiliated Operations

     During 1999, the Company recorded $7.1 million of losses from affiliated operations as compared with $13.0 million of losses in 1998. The Company's portion of Airtours' losses increased $2.9 million to $14.2 million in 1999. The Company recorded income of $7.2 million and $2.3 million during 1999 and 1998, respectively, related to its interest in Il Ponte. The affiliated operations for 1998 include Seabourn.

     Nonoperating Income (Expense)

     Gross interest expense (excluding capitalized interest) increased $6.1 million in 1999 primarily as a result of higher average debt balances arising from the acquisition and consolidation of Cunard and Seabourn as well as investments in new vessel projects. Capitalized interest increased $3.9 million during 1999 as compared with 1998 due primarily to higher levels of investments in ship construction projects.

     Interest income increased $12.5 million in 1999 as a result of higher average investment balances primarily resulting from the investment of proceeds received by the Company upon the sale of its Common Stock in December 1998 (see
Note 4 in the accompanying financial statements).

     Other income in 1999 of $7.9 million primarily relates to the Company's collection of insurance proceeds.

     Minority interest was $1.6 million which represents the minority shareholders' interest in Cunard Line Limited's net income.


Three Months Ended May 31, 1999 Compared
To Three Months Ended May 31, 1998

     Revenues

     The increase in total revenues of $134.8 million, or 20.4%, was almost entirely due to an increase in cruise revenues. Approximately $92.6 million of the increase was due to the acquisition and consolidation of Cunard and Seabourn and $41.4 million was due to increased cruise revenues from Carnival, Holland America and Windstar. The increase from Carnival, Holland America and Windstar resulted from an increase of approximately 6.6% in passenger capacity and a 1.4% increase in total revenue per passenger cruise day, offset slightly by a 1.4% decrease in occupancy rates. Passenger capacity increased due primarily to the introduction into service of Carnival's Paradise in November 1998. In addition, the 1.4% increase in total revenue per passenger cruise day is net of a 1.6% decrease due to a reduction in the number of passengers electing to use the Company's air program.

     Cost and Expenses

     Operating expenses increased $70.1 million, or 19.3%. Cruise operating costs increased by $68.8 million, or 20.5% in the second quarter of 1999. Approximately $63.3 million of the cruise operating costs increase was due to the acquisition and consolidation of Cunard and Seabourn. Cruise operating costs, excluding Cunard and Seabourn, increased $5.5 million primarily as a result of increases in passenger capacity, partially offset by lower airfare and other costs. Excluding Cunard and Seabourn, cruise operating costs as a percentage of cruise revenues were 50.6% and 53.1% in the second quarter of 1999 and 1998, respectively.

     Selling and administrative expenses increased $20.6 million, or 24.2%, of which $18.5 million, or 21.8%, was due to the acquisition and consolidation of Cunard and Seabourn. Selling and administrative expenses, excluding Cunard and Seabourn, increased primarily as a result of increases in advertising and payroll and related costs. Excluding Cunard and Seabourn, selling and administrative expenses as a percentage of revenues were 12.4% and 12.8% in the second quarter of 1999 and 1998, respectively.

     Depreciation and amortization increased by $12.7 million, or 27.4%, to $58.9 million in the second quarter of 1999 from $46.3 million in the second quarter of 1998 primarily due to the additional depreciation associated with the increase in the size of the fleet and the acquisition and consolidation of Cunard and Seabourn.

     Affiliated Operations

     During the second quarter of 1999, the Company recorded $1.2 million of losses from affiliated operations as compared with $2.4 million of losses in the comparable 1998 period. The Company's portion of Airtours' losses increased $2.5 million to $5.7 million in the second quarter of 1999. The Company recorded income of $4.6 million and $3.3 million during the second quarter of 1999 and 1998, respectively, related to its interest in Il Ponte. The affiliated operations for the second quarter of 1998 include Seabourn.

     Nonoperating Income (Expense)

     Gross interest expense (excluding capitalized interest) increased $1.2 million in the second quarter of 1999 primarily as a result of higher average debt balances arising from the acquisition and consolidation of Cunard and Seabourn as well as investments in new vessel projects.

     Interest income increased $9.3 million in the second quarter of 1999 as a result of higher average investment balances primarily resulting from the investment of proceeds received by the Company upon the sale of its Common Stock in December 1998 (see Note 4 in the accompanying financial statements).

     Other income in the second quarter of 1999 of $4.9 million primarily relates to the Company's collection of insurance proceeds compared to other income in the comparable 1998 period of $2.6 million primarily related to the settlement of certain notes receivable and an estimated insurance recovery.

     Minority interest was $.5 million which represents the minority shareholders' interest in Cunard Line Limited's net income.






LIQUIDITY AND CAPITAL RESOURCES

      Sources of Cash

      The Company's business provided $653.4 million of net cash from operations during the six months ended May 31, 1999, an increase of 10.2% compared to the same period in 1998. The increase was primarily due to higher net income.

      In December 1998, the Company issued 17 million shares of its Common Stock and received net proceeds of approximately $725 million. The Company issued this stock concurrent with the addition of the Company's Common Stock to the S&P 500 Composite Index.

     Uses of Cash

     During the first half of fiscal 1999, the Company made net expenditures of approximately $112.9 million on capital projects, of which $47.8 million was spent in connection with its ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of computer equipment, vessel refurbishments, tour assets and other equipment.

     During the first half of fiscal 1999, the Company had net repayments of $314.5 million under its commercial paper programs. Additionally, the Company made scheduled principal payments totaling $44.7 million pursuant to various notes payable. Finally, the Company paid quarterly cash dividends aggregating $108.8 million in the first half of fiscal 1999.


     Future Commitments

     The Company has contracts for the delivery of nine new vessels over the next four years. The Company will pay approximately $940 million during the twelve months ending May 31, 2000 relating to the construction and delivery of these new ships and approximately $1.9 billion thereafter.

     In addition to these ship construction contracts, the Company has an option to construct one additional vessel for expected service in 2002, if the option is exercised. The Company is also in negotiations with several shipbuilding yards for a new class of vessel for Holland America and is in the initial planning phase of a new ocean liner for Cunard. No assurance can be given that the option will be exercised, that the negotiations for the Holland America vessels will be successful or that the new Cunard shipbuilding project will be continued. In the event that all these orders are placed and the option is exercised, the Company's planned shipbuilding program, including ships currently under contract, would amount to a total investment of approximately $5.7 billion through 2003.

     At May 31, 1999, the Company had $1.27 billion of long-term debt of which $33.7 million is due during the twelve months ended May 31, 2000. See Notes 3 and 5 in the accompanying financial statements for more information regarding the Company's debts and commitments.

     Funding Sources

     At May 31, 1999, the Company had approximately $997 million in cash, cash equivalents and short-term investments. These funds along with cash from operations are expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. Additionally, the Company may also fund a portion of these cash requirements from borrowings under its revolving credit facilities or commercial paper programs. At May 31, 1999, the Company had approximately $1.18 billion available for borrowing under its revolving credit facilities.

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

     State of Readiness

     The Company has established internally staffed project teams to address Year 2000 issues. Each team has implemented a plan that focuses on Year 2000 compliance efforts for information technology ("IT") and non-IT systems for each consolidated subsidiary. The systems include (1) information systems software and hardware (e.g. reservations, accounting and associated systems, personal computers and software and various end-user developed applications) and (2) building facilities and shipboard equipment (e.g. shipboard navigation, control, safety, power generation and distribution systems, operating systems and shipbuilding and communication systems).

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



Inventories have been completed for all Company shoreside software applications, hardware and operating systems. A risk assessment was then prepared based on feedback from the Company's respective business units. Most of the Company's critical internally developed software systems have been successfully remediated and tested. All of the Company's reservations systems have been remediated, tested and are in production. Remediation and integration testing of all critical shoreside software and hardware applications are estimated to be completed by August 31, 1999, except for vendor upgrades of purchased software which are estimated to be completed by September 30, 1999. Ongoing certification testing of remediated systems that corroborates prior test results and corroborates integration of remediated items with related hardware and operating systems will occur throughout 1999.

     Inventories have been completed for all building facilities and shipboard equipment systems. A risk assessment has also been substantially completed for these systems. In certain cases, the Company has retained third party consultants to analyze the shipboard hardware and embedded system inventories and assist the Company in testing, remediation and implementation of these applications. This process is expected to be completed by September 30, 1999. Most internally developed shipboard information systems have been remediated, tested and implemented. Modifications required as a result of testing the remaining systems have delayed full implementation on the ships until October 31, 1999.
     The Company is tracking the Year 2000 compliance status of its material vendors and suppliers via the Company's own internal vendor compliance effort. Year 2000 correspondence was sent to critical vendors and suppliers, with continued follow up for those who failed to respond. All vendor responses are currently being evaluated to assess any possible risk to or effect on the Company's operations. The Company has implemented additional procedures for assessing the Year 2000 compliance status of its most critical vendors and will modify its contingency plans accordingly.

     Risks of Company's Year 2000 Issues

     The Company continues to enhance its contingency plans, including the identification of its most reasonably likely worst case scenarios. Currently, the most likely sources of risk to the Company include (1) disruption of transportation channels relevant to the Company's operations, including ports and transportation vendors (airlines) as a result of a general failure of support systems and necessary infrastructure; (2) disruption of travel agency and other sales distribution systems; and (3) inability of principal product suppliers to be Year 2000 ready, which could result in delays in deliveries from such suppliers.

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

     Contingency Plans

     The Company has prepared preliminary contingency plans to identify and determine how to minimize the impact of its most reasonably likely worst case scenarios. The objective of the contingency plans is to establish procedures for the continuity of the Company's core business processes in the event of any Year 2000 problems. Comprehensive contingency plans are expected to be substantially completed by September 30, 1999 and continued refinements are expected to occur throughout the remainder of the year.

     Costs

     The Company does not expect that the costs associated with its Year 2000 efforts will be material. The Company estimates aggregate expenditures of approximately $16 million to address Year 2000 issues. These aggregate expenditures include $8 million of costs that are being charged to expense and $8 million of costs, related to the accelerated replacement of non-compliant systems due to Year 2000 issues, which will be capitalized. The total amount expended through May 31, 1999 was approximately $10.4 million, of which $6.1 million has been charged to expense and $4.3 million has been capitalized. These costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

     The above disclosures are Year 2000 Readiness Disclosures pursuant to the Year 2000 Information and Disclosure Act.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in the Company's Annual Report on Form 10-K for the year ended November 30, 1998 (the "1998 Form 10-K")and its Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (the "First Quarter 1999 Form 10-Q"). The following are material subsequent developments in such cases.

     In the action filed against Carnival in Florida in 1996 by Michelle Hackbarth, Larry Katz, Michelle A. Sutton, Pedro Rene Mier, and others, on behalf of purported nationwide classes, plaintiffs have appealed the court's denial of their motion for class certification. In addition, plaintiffs have filed a motion to enforce a purported oral settlement agreement they allege that they reached with Carnival and Carnival opposes this motion. After the parties take mutual discovery the court will hold a hearing on plaintiffs' motion.

     In the action filed against Carnival in Tennessee in 1997 by Brent Mezzacasa and others, on behalf of a purported nationwide class, the Tennessee Court of Appeals has affirmed the trial court's order dismissing the action on the grounds of inconvenient forum. Plaintiffs have sought leave to appeal the case further to the Tennessee Supreme Court, which has discretionary review.

     In the action filed against Holland America Westours in the Superior Court in King County, Washington, by Francine Pickett and others on behalf of a purported nationwide class, Holland America Westours has settled with four of the five members of the settlement class who appealed the court's approval of the settlement. One member of the settlement class continues to appeal the court's approval of the settlement.

     Several actions collectively referred to as the "Travel Agent Complaints" were previously reported in the 1998 Form 10-K and the First Quarter 1999 Form 10-Q and the following are the material subsequent developments in such cases.

     In the action filed against Holland America Westours in Washington in September 1997 by N.G.L. Travel Associates, on behalf of a purported nationwide class of travel agencies who booked cruises with Holland America Westours, the Court of Appeals refused to accept Holland America Westours' petition for discretionary review of the class certification and denial of summary judgment decisions. Consequently, the matter is back before the trial court to consider various discovery motions as well as provide specifics as to the certified class.

     For a description of other pending litigation, see the 1998 Form 10-K, the First Quarter 1999 Form 10-Q, and Note 5 in Part I of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of the Company was held on April 19, 1999 (the "Annual Meeting"). Holders of Common Stock were entitled to elect sixteen directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 512,225,356 of the 612,944,684 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

     The following table sets forth the names of the sixteen persons elected at the Annual Meeting to serve as directors until the next annual meeting of shareholders of the Company and the number of votes cast for, against or withheld with respect to each person.

NAME OF DIRECTOR                       FOR           AGAINST       WITHHELD
Micky Arison                        508,122,258        -0-         4,103,098
Shari Arison                        508,140,481        -0-         4,084,875
Maks L. Birnbach                    508,244,481        -0-         3,980,875
Atle Brynestad                      508,119,153        -0-         4,106,203
Richard G. Capen, Jr.               508,349,667        -0-         3,875,689
David Crossland                     508,133,353        -0-         4,092,003
Robert H. Dickinson                 508,128,970        -0-         4,096,386
James M. Dubin                      508,138,340        -0-         4,087,016
Howard S. Frank                     508,126,821        -0-         4,098,535
A. Kirk Lanterman                   507,928,900        -0-         4,296,456
Modesto A. Maidique                 508,365,885        -0-         3,859,471
William S. Ruben                    508,251,028        -0-         3,974,328
Stuart S. Subotnick                 506,842,374        -0-         5,382,982
Sherwood M. Weiser                  508,375,098        -0-         3,850,258
Meshulam Zonis                      505,158,911        -0-         7,066,445
Uzi Zucker                          508,244,384        -0-         3,980,972

     The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.


MATTER                             FOR          AGAINST    WITHHELD

Approval of an amendment
to the Company's Second Amended
and Restated Articles of
Incorporation to increase the
maximum size of the Board of
Directors from 15 to 17 members: 510,171,636   1,116,360     937,360



Approval of Pricewaterhouse-
Coopers as independent auditors
for the Company for the fiscal
year ending November 30, 1999    511,393,247      52,755     779,354





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


ITEM 6.  Exhibits And Reports On Form 8-K.

(a) Exhibits

3.1 Amendment to Second Amended and Restated Articles of Incorporation of the Company.
10.1   Atle Brynestad Indemnification Agreement.
10.2 1994 Carnival Cruise Lines Key Management Incentive Plan as amended on April 12,1999.
10.3 Subscription Agreement, dated May 27, 1998, between Carnival Corporation, Seabourn Cruise Line Limited, CG Cruise Invest AS and others.
10.4 Recapitalization Agreement, dated May 27, 1998, between Carnival Corporation, Seabourn Cruise Line Limited and CG Holding AS.
10.5   1993 Outside Directors' Stock Option Plan as amended on April 6, 1998.
12     Ratio of Earnings to Fixed Charges.
27     Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.

     None.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: July 13, 1999               BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: July 13, 1999               BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer

INDEX TO EXHIBITS


Page No. in
Sequential
Numbering
System

Exhibits

3.1 Amendment to Second Amended and Restated Articles of Incorporation of the Company.
10.1   Atle Brynestad Indemnification Agreement.
10.2 1994 Carnival Cruise Lines Key Management Incentive Plan as amended on April 12, 1999.
10.3 Subscription Agreement, dated May 27, 1998, between Carnival Corporation, Seabourn Cruise Line Limited, CG Cruise Invest AS and others.
10.4   Recapitalization Agreement, dated May 27, 1998, between
       Carnival Corporation, Seabourn Cruise Line Limited and CG Holding
       AS.
10.5   1993 Outside Directors' Stock Option Plan as amended on April
       6, 1998.
12     Ratio of Earnings to Fixed Charges.
27     Financial Data Schedule (for SEC use only).