Form 10-Q
period 1999-08-31
CARNIVAL CORP
filed 1999-10-14
CIK 815097

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

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

     Common Stock, $.01 par value - 613,719,968 shares as of October 11, 1999.


                              CARNIVAL CORPORATION


                                    I N D E X



                                                              Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets -
           August 31, 1999 and November 30, 1998                1

         Consolidated Statements of Operations -
           Nine and Three Months Ended August 31, 1999
           and 1998                                             2

         Consolidated Statements of Cash Flows -
           Nine Months Ended August 31, 1999
           and 1998                                             3

         Notes to Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.        10


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                    19

Item 5.  Other Information.                                    20

Item 6.  Exhibits and Reports on Form 8-K.                     20
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

                              CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                    August 31,    November 30,
                                                      1999           1998
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                       $484,235       $137,273
     Short-term investments                           455,823          5,956
     Accounts receivable, net                         115,600         60,837
     Consumable inventories, at average cost           79,151         75,449
     Prepaid expenses and other                        87,883         90,764
          Total current assets                      1,222,692        370,279

PROPERTY AND EQUIPMENT, NET                         6,083,400      5,768,114

INVESTMENTS IN AND ADVANCES TO AFFILIATES             491,898        546,693

GOODWILL, LESS ACCUMULATED AMORTIZATION OF
    $82,145 AND $72,255                               402,443        437,464

OTHER ASSETS                                           27,168         56,773
                                                   $8,227,601     $7,179,323

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                $33,667        $67,626
     Accounts payable                                 189,562        168,546
     Accrued liabilities                              230,236        206,968
     Customer deposits                                716,804        638,383
     Dividends payable                                 55,233         53,590
          Total current liabilities                 1,225,502      1,135,113

LONG-TERM DEBT                                      1,184,478      1,563,014

DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES        75,420         63,036

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST                                     147,894        132,684

SHAREHOLDERS' EQUITY
    Common Stock; $.01 par value; 960,000 shares
      authorized; 613,699 and 595,448 shares
      issued and outstanding                            6,137          5,955
    Paid-in-capital                                 1,629,614        880,488
    Retained earnings                               3,990,235      3,379,628
    Other                                             (31,679)        19,405
      Total shareholders' equity                    5,594,307      4,285,476
                                                   $8,227,601     $7,179,323

The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                      Nine Months            Three Months
                                    Ended August 31,        Ended August 31,
                                  1999          1998        1999       1998

REVENUES                       $2,713,555   $2,280,735  $1,169,148 $1,061,539
COSTS AND EXPENSES
   Operating expenses           1,428,269    1,210,294     579,740    540,343
   Selling and administrative     326,203      262,550     109,916     98,766
   Depreciation and
     amortization                 179,899      146,689      63,084     57,423
                                1,934,371    1,619,533     752,740    696,532

OPERATING INCOME BEFORE
  INCOME FROM AFFILIATED
  OPERATIONS                      779,184      661,202     416,408    365,007

INCOME FROM AFFILIATED
  OPERATIONS, NET                   3,677          808      10,776     13,842

OPERATING INCOME                  782,861      662,010     427,184    378,849

NONOPERATING INCOME (EXPENSE)
   Interest income                 30,142        8,369      11,780      2,484
   Interest expense, net of
     capitalized interest         (38,181)     (43,512)    (11,301)   (18,777)
   Other income, net               17,986        2,303      10,045      2,965
   Income tax expense              (5,617)      (5,877)    (13,262)   (12,738)
   Minority interest              (10,995)      (8,031)     (9,353)    (8,031)
                                   (6,665)     (46,748)    (12,091)   (34,097)
  NET INCOME                     $776,196     $615,262    $415,093   $344,752



EARNINGS PER SHARE:
   Basic                            $1.27        $1.03        $.68       $.58
   Diluted                          $1.26        $1.03        $.67       $.58




The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Nine Months Ended August 31,
                                                      1999         1998
OPERATING ACTIVITIES
  Net income                                        $776,196     $615,262
  Adjustments
     Depreciation and amortization                   179,899      146,689
     Dividends received in excess of income
       from affiliated operations, net                11,410       12,865
     Minority interest                                10,995        8,031
     Other                                             3,659      (13,787)
  Changes in operating assets and liabilities,
    excluding businesses acquired and consolidated
     (Increase) decrease in:
       Receivables                                   (37,281)     (12,406)
       Consumable inventories                         (3,702)      (2,614)
       Prepaid expenses and other                      2,829       (4,314)
     Increase in:
       Accounts payable                               21,016       11,200
       Accrued liabilities                            23,079       51,021
       Customer deposits                              78,421       65,943
         Net cash provided from operating
           activities                              1,066,521      877,890

INVESTING ACTIVITIES
     (Increase) decrease in short-term
        investments, net                            (443,620)       2,537
     Additions to property and equipment, net       (485,243)    (808,151)
     Acquisitions of consolidated subsidiaries, net    9,415     (247,549)
     Other, net                                       35,794       71,283
         Net cash used for investing activities     (883,654)    (981,880)

FINANCING ACTIVITIES
     Proceeds from long-term debt                      7,772    1,188,623
     Principal payments of long-term debt           (420,423)    (974,082)
     Dividends paid                                 (163,946)    (133,802)
     Proceeds from issuance of Common Stock, net     740,817       12,563
     Other                                              (125)      (4,174)
         Net cash provided from
            financing activities                     164,095       89,128
         Net increase (decrease) in cash and
            cash equivalents                         346,962      (14,862)
     Cash and cash equivalents at beginning
       of period                                     137,273      139,989
     Cash and cash equivalents at end of period     $484,235     $125,127

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

     The accompanying consolidated balance sheet at August 31, 1999 and the consolidated statements of operations for the nine and three months ended August 31, 1999 and 1998 and consolidated statements of cash flows for the nine months ended August 31, 1999 and 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its consolidated subsidiaries (referred to collectively as the "Company") and its affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             August 31,           November 30,
                                                1999                 1998
                                                     (in thousands)

Vessels                                     $6,204,276            $5,754,218
Vessels under construction                     485,045               526,529
                                             6,689,321             6,280,747
Land, buildings and improvements               242,806               217,597
Transportation and other equipment             368,690               322,069

Total property and equipment                 7,300,817             6,820,413

Less accumulated depreciation and
  amortization                              (1,217,417)           (1,052,299)
                                            $6,083,400            $5,768,114

     Interest costs associated with the construction of property and equipment, consisting primarily of vessels, are capitalized during the construction period and amounted to $29.2 million and $23.6 million for the nine months ended August 31, 1999 and 1998, respectively, and $9.3 million and $7.6 million for the three months ended August 31, 1999 and 1998, respectively.


NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                    August 31,    November 30,
                                                       1999          1998
                                                         (in thousands)
Commercial paper                                  $                $368,710
Unsecured 5.65% Notes Due October 15, 2000           199,898        199,833
Unsecured 6.15% Notes Due April 15, 2008             199,551        199,512
Unsecured 6.65% Debentures due January 15, 2028      199,268        199,249
Notes payable bearing interest at rates ranging
  from 5.1% to 8.0%, secured by vessels,
  maturing through 2008                              149,384        174,198
Unsecured 6.15% Notes Due October 1, 2003            124,972        124,967
Unsecured 7.20% Debentures Due October 1, 2023       124,885        124,881
Unsecured 7.7% Notes Due July 15, 2004                99,944         99,936
Unsecured 7.05% Notes Due May 15, 2005                99,886         99,871
Other loans payable                                   20,357         39,483
                                                   1,218,145      1,630,640
Less portion due within one year                     (33,667)       (67,626)
                                                  $1,184,478     $1,563,014

NOTE 4 - SHAREHOLDERS' EQUITY

     In December 1998, Carnival Corporation issued 17 million shares of its Common Stock in a public offering and received net proceeds of approximately $725 million.

     During the nine months ended August 31, 1999 and 1998, the Company declared quarterly cash dividends of $.27 and $.225 per share, or an aggregate of $165.6 million and $133.9 million, respectively.

     Carnival Corporation's Articles of Incorporation, as amended, authorize the Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences and has a $.01 par value. At August 31, 1999, no Preferred Stock had been issued.




NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     A description of ships under contract for construction at August 31, 1999 is as follows (in millions, except passenger capacity data):

                           Expected
                           Service                    Passenger      Total
Vessel                     Date(1)     Shipyard       Capacity(2)    Cost(3)

Carnival Cruise Lines
Carnival Victory             9/00      Fincantieri        2,758        $440
Carnival Spirit              4/01      Masa-Yards         2,112         375
Carnival Pride               1/02      Masa-Yards(4)      2,112         375
Carnival Conquest           12/02      Fincantieri        2,758         450
Carnival Glory               8/03      Fincantieri        2,758         450
  Total Carnival Cruise Lines                            12,498       2,090
Holland America Line
Volendam                    11/99      Fincantieri(5)     1,440         300
Zaandam                      4/00      Fincantieri(5)     1,440         300
Amsterdam                   11/00      Fincantieri        1,380         300
  Total Holland America Line                              4,260         900
  Total                                                  16,758      $2,990

  (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed vessel includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) This construction contract is denominated in German Deutsche Marks and has been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.

     In connection with the vessels under construction, the Company has paid $485 million through August 31, 1999 and anticipates paying approximately $1.0 billion during the twelve month period ending August 31, 2000 and approximately $1.5 billion thereafter.


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

     Holland America Westours has entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was approved by the court on September 28, 1998. Five members of the settlement class appealed the court's approval of the settlement. Holland America Westours has settled with four of the five members. The appeal of one member of the settlement class is likely to take between six and eighteen months to be resolved. Unless the appeal is successful, Holland America will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and will pay a portion of the plaintiffs' legal fees. The amount and timing of the travel vouchers to be redeemed and the effects of the travel voucher redemption on revenues is not reasonably determinable. Accordingly, the Company has not established a liability for the travel voucher portion of the settlements and will account for the redemption of the vouchers as a reduction of future revenues. In 1998 the Company established a liability for the estimated distribution costs of the settlement notices and plaintiffs' legal costs.

     Several complaints were filed against Carnival and/or Holland America Westours (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who had booked a cruise with Carnival or Holland America, claiming that advertising practices regarding port charges resulted in an improper commission bypass. These actions, filed in California, Washington and Florida, allege violations of state consumer protection laws, claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. These actions are in various stages of progress and are proceeding.

     It is not now possible to determine the ultimate outcome of the pending Passenger and Travel Agent Complaints. Management believes it has meritorious defenses to the claims. Management understands that purported class actions similar to the Passenger and Travel Agent Complaints have been filed against several other cruise lines.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits, which are not covered by insurance, would not have a material adverse effect on the Company's financial condition or results of operations.

Ship Lease Transactions

     During August and December 1998, the Company entered into lease out and lease back transactions with respect to two of its vessels. The Company has effectively guaranteed certain obligations or provided letters of credit to participants in the transactions which, at August 31, 1999, total approximately $350 million. Only in the remote event of nonperformance by certain major financial institutions, which have long-term credit ratings of AAA, would the Company be required to make any payments under these guarantees. After approximately 18 years, the Company has the right to exercise purchase options that would terminate these transactions. As a result of these transactions, the Company received approximately $44 million (net) which is recorded as deferred income on the balance sheets and is being amortized to nonoperating income over approximately 18 years.


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

                                      Nine Months             Three Months
                                    Ended August 31,        Ended August 31,
                                   1999          1998        1999       1998
                                                  (in thousands)
Net income                      $776,196      $615,262    $415,093   $344,752
Foreign currency translation
  adjustment                     (42,636)        4,247     (12,640)     5,153
Changes in securities valuation
  allowance                       (3,081)          219      (3,088)       106

Total comprehensive income      $730,479      $619,728    $399,365   $350,011


NOTE 7 - EARNINGS PER SHARE

     Earnings per share have been computed as follows (in thousands, except per share data):

                                      Nine Months             Three Months
                                    Ended August 31,        Ended August 31,
                                   1999         1998        1999        1998
BASIC:
     Net income                    $776,196   $615,262    $415,093   $344,752
     Average common shares
      outstanding                   611,874    594,908     613,457    595,234
     Earnings per share            $   1.27   $   1.03    $    .68   $    .58
DILUTED:
     Net income                    $776,196   $615,262    $415,093   $344,752

     Average common shares
      outstanding                   611,874    594,908     613,457    595,234
     Effect of dilutive
      securities - shares
      issuable under
      various stock plans             3,617      3,482       3,458      3,606
     Average common shares
       outstanding
       assuming dilution            615,491    598,390     616,915    598,840
     Earnings per share            $   1.26   $   1.03    $   0.67   $    .58

     On April 13, 1998, the Board of Directors approved a two-for-one split of the Company's Common Stock. The additional shares were distributed on June 12, 1998 to shareholders of record on May 29, 1998. All share and per share data presented herein have been retroactively restated to give effect to this stock split.


NOTE 8 - RECENT PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (December 1, 2000 for the Company). The Company has not yet determined the impact that the adoption of SFAS No. 133 will have, but does not currently expect the adoption to have a material impact on its results of operations or cash flows.



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

     Selected segment and statistical information for the periods indicated is as follows:

                                       Nine Months            Three Months
                                     Ended August 31,       Ended August 31,
                                    1999         1998       1999       1998
                      (in thousands, except selected statistical information)
REVENUES:
   Cruise                     $2,516,624  $2,090,667   $1,010,445  $  908,606
   Tour                          253,737     248,630      207,613     203,177
   Intersegment revenues         (56,806)    (58,562)     (48,910)    (50,244)
                              $2,713,555  $2,280,735   $1,169,148  $1,061,539
OPERATING EXPENSES:
   Cruise                     $1,283,929  $1,067,089   $  473,033  $  433,263
   Tour                          201,146     201,767      155,617     157,324
   Intersegment expenses         (56,806)    (58,562)     (48,910)    (50,244)
                              $1,428,269  $1,210,294   $  579,740  $  540,343
OPERATING INCOME:
   Cruise                     $  773,303  $  655,733   $  384,957  $  335,889
   Tour                           15,666      14,116       35,150      31,329
   Corporate, including income
      from affiliates, net        (6,108)     (7,839)       7,077      11,631
                              $  782,861  $  662,010   $  427,184  $  378,849


SELECTED STATISTICAL INFORMATION:
   Passengers carried          1,748,000   1,522,000      690,000     599,000
   Passenger cruise days (1)  11,115,000   9,662,000    4,140,000   3,731,000
   Occupancy percentage (2)        104.5%      107.8%       112.3%      111.5%

(1) A passenger cruise day is one passenger sailing for a period of one day. For example, one passenger sailing on a one week cruise is seven passenger cruise days.
(2) The Company acquired a majority interest in Cunard Line Limited on May 28, 1998. Since that date, Cunard's revenues and operating results have been included in the Company's operating results. Cunard's ships generally sail with lower occupancy percentages than the Company's other brands.

     Operations data expressed as a percentage of total revenues for the periods indicated is as follows:

                                      Nine Months          Three Months
                                    Ended August 31,     Ended August 31,
                                    1999       1998      1999       1998

REVENUES                            100%       100%      100%        100%

COSTS AND EXPENSES:
   Operating expenses                53         53        50          51
   Selling and administrative        12         12         9           9
   Depreciation and amortization      6          6         5           6
OPERATING INCOME BEFORE
 INCOME FROM AFFILIATED
 OPERATIONS                          29         29        36          34
INCOME FROM AFFILIATED
 OPERATIONS, NET                      -          -         1           1
OPERATING INCOME                     29         29        37          35
NONOPERATING EXPENSE                  -         (2)       (1)         (3)
NET INCOME                           29%        27%       36%         32%

     Fixed costs, including depreciation, fuel, insurance, crew costs and most shoreside costs, represent more than one-third of the Company's operating expenses and do not change significantly in relation to changes in passenger loads and aggregate passenger ticket revenue.

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

     The year over year percentage increase in average passenger capacity for the Company's cruise brands is expected to approximate 12.8% in the fourth quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase is primarily a result of the introduction into service of Carnival's Paradise and the Carnival Triumph in late November 1998 and July 1999, respectively.

     The year over year percentage increase in average passenger capacity resulting from the delivery of vessels currently under contract for construction for the fiscal years 2000 and 2001, net of the impact of the tentative sale in October 2000 of Holland America's Nieuw Amsterdam, is expected to approximate 12.3% and 9.5%, respectively.
     On May 28, 1998, the Company and a group of investors acquired the operating assets of Cunard, a cruise company operating five luxury cruise ships. Simultaneous with the acquisition, Seabourn Cruise Line Limited ("Seabourn"), a luxury cruise line in which the Company owned a 50% interest, was combined with Cunard. The Company owns approximately 68% of the combined entity, which is named Cunard Line Limited.

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

     As a result of the recent military conflict in the Balkans, in April 1999 the Company announced that it had experienced a slowdown in booking patterns for its 1999 Mediterranean cruise itineraries and had changed the itineraries of certain of its Mediterranean cruises. The Company also stated that management estimated that the Balkan conflict could have a six to eight cents per share negative impact on its 1999 earnings per share, split between the third and fourth quarters of fiscal 1999, but with a greater impact on the fourth quarter than the third quarter. As a result of the cessation of hostilities and other developments, management currently estimates that the impact on its business will be slightly below the low end of this range.

      In September 1999, the Carnival ship Tropicale had a small engine room fire which resulted in no injuries to any guests or crew. The Company has cancelled six voyages of the Tropicale while the vessel undergoes repairs. Three of these cruises will be operated by Carnival's Imagination, which will postpone its scheduled October 1999 drydock until January 2000. In September 1999, the Company announced that management estimated that the one-time negative impact of the above described events on the Company's 1999 fourth quarter earnings will be approximately one cent per share.


Nine Months Ended August 31, 1999 ("1999") Compared
To Nine Months Ended August 31, 1998 ("1998")

     Revenues

     The increase in total revenues of $432.8 million, or 19.0%, was almost entirely due to an increase in cruise revenues. The cruise revenue increase resulted from an increase of approximately 18.7% in passenger capacity and a 5.4% increase in total revenue per passenger cruise day, offset by a 3.7% decrease in occupancy rates. The increase in passenger capacity resulted from the acquisition and consolidation of Cunard Line Limited in late May 1998, which increased capacity by 7.8%, and the balance of the increase resulted from the introduction into service of Carnival's Elation and Paradise in March and November 1998, respectively, and the Carnival Triumph in July 1999, as well as Windstar Cruises' ("Windstar") Wind Surf in May 1998. Both the increase in revenue per passenger cruise day and the decrease in occupancy rates was primarily due to Cunard Line Limited's higher revenue per passenger cruise day and lower occupancy rates than the Company's other brands.

     Cost and Expenses

     Operating expenses increased $218.0 million, or 18%. Cruise operating costs increased by $216.8 million, or 20.3% in 1999 primarily as a result of increases in passenger capacity. Cruise operating costs as a percentage of cruise revenues was 51.0% in both 1999 and 1998.

     Selling and administrative expenses increased $63.7 million, or 24.2%. Selling and administrative expenses increased primarily as a result of increases in advertising and payroll and related costs. Selling and administrative expenses as a percentage of revenues were 12.0% and 11.5% in 1999 and 1998, respectively.

     Cunard Line Limited's cruise operating costs and selling and administrative expenses as a percentage of revenues are higher than the Company's other brands. Accordingly, the expense ratios indicated above have increased due to the inclusion of Cunard Line Limited's expenses since the third quarter of 1998.

     Depreciation and amortization increased by $33.2 million, or 22.6%, to $179.9 million in 1999 from $146.7 million in 1998 primarily due to the additional depreciation associated with the increase in the size of the fleet and the acquisition and consolidation of Cunard and Seabourn.

     Affiliated Operations

     During 1999, the Company recorded $3.7 million of income from affiliated operations as compared with $.8 million of income in 1998. The Company's portion of Airtours' losses increased $4.7 million to $9.2 million in 1999. The Company recorded income of $12.6 million and $9.0 million during 1999 and 1998, respectively, related to its interest in Il Ponte. The affiliated operations for 1998 include seasonal losses for the first half of 1998 from Seabourn.

     Nonoperating Income (Expense)

     Interest income increased $21.8 million in 1999 as a result of higher average investment balances primarily resulting from the investment of proceeds received by the Company upon the sale of its Common Stock in December 1998 (see
Note 4 in the accompanying financial statements).

     Gross interest expense (excluding capitalized interest) increased slightly to $67.4 million from $67.1 million primarily as a result of higher average outstanding debt balances from the acquisition and consolidation of Cunard and Seabourn as well as investments in new vessel projects, offset by lower average borrowing rates. Capitalized interest increased $5.6 million during 1999 as compared with 1998 due primarily to higher levels of investments in ship construction projects.

     Other income in 1999 of $18.0 million primarily relates to compensation received from the shipyard related to the late deliveries of the Volendam and Carnival Triumph, net of certain related expenses, and the Company's collection of insurance proceeds. Additionally, other income includes a $9 million expense for the writedown of the Company's investment in Wyndham International stock, offset by approximately $9 million of non-recurring gains, both recorded in the third quarter of 1999.

     Minority interest was $11.0 million in 1999 compared to $8.0 million in 1998 which represents the minority shareholders' interest in Cunard Line Limited's net income.


Three Months Ended August 31, 1999 Compared
To Three Months Ended August 31, 1998

     Revenues

     The increase in total revenues of $107.6 million, or 10.1%, was almost entirely due to an increase in cruise revenues. The cruise revenue increase resulted from an increase of approximately 10.3% in passenger capacity and slight increases of .7% in occupancy rates and .3% in total revenue per passenger cruise day. Passenger capacity increased due primarily to the introduction into service of Carnival's Paradise in November 1998 and the Carnival Triumph in July 1999 and the MS Ecstasy being in service throughout the 1999 third quarter versus being out of service for six weeks during the 1998 third quarter.

     Cost and Expenses

     Operating expenses increased $39.4 million, or 7.3%. Cruise operating costs increased by $39.8 million, or 9.2% in the third quarter of 1999, primarily as a result of increases in passenger capacity. Cruise operating costs as a percentage of cruise revenues were 46.8% and 47.7% in the third quarter of 1999 and 1998, respectively.

     Selling and administrative expenses increased $11.1 million, or 11.3%. Selling and administrative expenses increased primarily as a result of increases in advertising and payroll and related costs. Selling and administrative expenses as a percentage of revenues were 9.4% and 9.3% in the third quarter of 1999 and 1998, respectively.

     Depreciation and amortization increased by $5.7 million, or 9.9% to $63.1 million in the third quarter of 1999 from $57.4 million in the third quarter of 1998 primarily due to the additional depreciation associated with the increase in the size of the fleet.

     Affiliated Operations

     During the third quarter of 1999, the Company recorded $10.8 million of income from affiliated operations as compared with $13.8 million of income in the comparable 1998 period. The Company's portion of Airtours' income decreased $1.8 million to $5.0 million in the third quarter of 1999. The Company recorded income of $5.4 million and $6.6 million during the third quarter of 1999 and 1998, respectively, related to its interest in Il Ponte.

     Nonoperating Income (Expense)

     Interest income increased $9.3 million in the third quarter of 1999 as a result of higher average investment balances primarily resulting from the investment of proceeds received by the Company upon the sale of its Common Stock in December 1998 (see Note 4 in the accompanying financial statements).

      Gross interest expense (excluding capitalized interest) decreased $5.8 million in the third quarter of 1999 primarily as a result of lower average outstanding debt balances. Capitalized interest increased $1.7 million due to higher levels of investments in ship construction projects during the third quarter of fiscal 1999 as compared with the third quarter of 1998.


     Other income in the third quarter of 1999 of $10.0 million primarily relates to the compensation received from the shipyard related to the delayed deliveries of the Volendam and Carnival Triumph, net of certain related expenses. See the Nonoperating Income (Expense) discussion for the nine month period for additional information.

     Minority interest was $9.4 million in the third quarter of 1999 compared to $8.0 million in the third quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

      Sources of Cash

      The Company's business provided $1.07 billion of net cash from operations during the nine months ended August 31, 1999, an increase of 21.5% compared to the same period in 1998. The increase was primarily due to higher net income.

      In December 1998, the Company issued 17 million shares of its Common Stock and received net proceeds of approximately $725 million. The Company issued this stock concurrent with the addition of the Company's Common Stock to the S&P 500 Composite Index.

     Uses of Cash

     During the nine months ended August 31, 1999, the Company made net expenditures of approximately $485.2 million on capital projects, of which $376.2 million was spent in connection with its ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of computer equipment, vessel refurbishments, tour assets and other equipment.

     During the nine months ended August 31, 1999, the Company had net repayments of $368.7 million under its commercial paper programs. Additionally, the Company made scheduled principal payments totaling $47.1 million pursuant to various notes payable. Finally, the Company paid quarterly cash dividends aggregating $163.9 million in the nine months ended August 31, 1999.

     Future Commitments

     The Company has contracts for the delivery of eight new vessels over the next four years. The Company will pay approximately $1 billion during the twelve months ending August 31, 2000 relating to the construction and delivery of these new ships and approximately $1.5 billion thereafter.

     In addition to these ship construction contracts, the Company is also in various stages of negotiation with shipbuilding yards for additional ships. No assurance can be given that these negotiations will result in additional ship construction contracts, however, if they do, the Company's total investment in new ships, including those currently under contract, could be in excess of $6 billion through 2003.

     At August 31, 1999, the Company had $1.2 billion of long-term debt of which $33.7 million is due during the twelve months ended August 31, 2000. See Notes 3 and 5 in the accompanying financial statements for more information regarding the Company's debts and commitments.

     Funding Sources

     At August 31, 1999, the Company had approximately $940 million in cash, cash equivalents and short-term investments. These funds along with cash from operations are expected to be the Company's principal source of capital to fund its debt service requirements and ship construction costs. Additionally, the Company may also fund a portion of these cash requirements from borrowings under its revolving credit facilities or commercial paper programs. At August 31, 1999, the Company had approximately $1.2 billion available for borrowing under its revolving credit facilities.

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

     Inventories have been completed for all Company shoreside software applications, hardware and operating systems. A risk assessment was then prepared based on feedback from the Company's respective business units. Substantially all of the Company's critical internally developed software systems have been successfully remediated and tested. All of the Company's reservations systems have been remediated tested and are in production. Remediation and integration testing of all other critical shoreside software and hardware applications have been completed, except for vendor upgrades of purchased software which are estimated to be completed by October 31, 1999. Ongoing certification testing of remediated systems that corroborates prior test results and corroborates integration of remediated items with related hardware and operating systems will occur throughout 1999.

     Inventories have been completed for all building facilities and shipboard equipment systems. A risk assessment has also been completed for these systems. In certain cases, the Company has retained third party consultants to analyze the shipboard hardware and embedded system inventories and assist the Company in testing, remediation and implementation of these applications. This process is substantially completed. Most internally developed shipboard information systems have been remediated, tested and implemented. Modifications required as a result of testing any non-compliant systems has delayed full implementation until October 31, 1999.

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

     Contingency Plans

     The Company continues to enhance its contingency plans to identify and determine how to minimize the impact of its most reasonably likely worst case scenarios. The objective of the contingency plans is to establish procedures for the continuity of the Company's core business processes in the event of any Year 2000 problems. Comprehensive contingency plans are expected to be substantially completed by October 31, 1999 and continued refinements are expected to occur throughout the remainder of the year.

     Costs

 The Company estimates aggregate expenditures of approximately $17 million to address Year 2000 issues. These aggregate expenditures include $9 million of costs that are being charged to expense and $8 million of costs, related to the accelerated replacement of non-compliant systems due to Year 2000 issues, which will be capitalized. The total amount expended through August 31, 1999 was approximately $13.7 million, of which $6.8 million has been charged to expense and $6.9 million has been capitalized. These costs do not include costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

     The above disclosures are Year 2000 Readiness Disclosures pursuant to the Year 2000 Information and Disclosure Act.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in the Company's Annual Report on Form 10-K for the year ended November 30, 1998 (the "1998 Form 10-K") and Quarterly Reports on Form 10-Q for the quarters ended February 28 and May 31, 1999 (the "Quarterly Form 10-Q's"). The following are material subsequent developments in such cases.

     In the action filed against Carnival in Tennessee in 1997 by Brent Mezzacasa and others, on behalf of a purported nationwide class, the Tennessee Supreme Court has denied plaintiff's application for leave to appeal the dismissal of this case to that court.

     Several actions collectively referred to as the "Travel Agent Complaints" were previously reported in the 1998 Form 10-K and the Quarterly Form 10-Q's and the following are the material subsequent developments in such cases.

     In the action filed against Holland America Westours in Washington in September 1997 by N.G.L. Travel Associates, on behalf of a purported nationwide class of travel agencies who booked cruises with Holland America Westours, the trial court has provided further definition of the certified class, limiting it first as to time (only 1996) and secondly as to members (only travel agencies that were affiliated with GEM, a travel consortium). The trial court has also refused repeated efforts by the plaintiffs to reopen discovery. The plaintiffs have requested the State Court of Appeals to grant discretionary review of the trial court's rulings.

     For a description of other pending litigation, see the 1998 Form 10-K, the Quarterly Form 10-Q's, and Note 5 in Part I of this Form 10-Q.

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


                                       CARNIVAL CORPORATION



Date:October 14, 1999               BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date:October 14, 1999               BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer




EXHIBIT 12

                                CARNIVAL CORPORATION
                         RATIO OF EARNINGS TO FIXED CHARGES
                           (in thousands, except ratios)

                                        Nine Months Ended August 31,
                                         1999                  1998
Net income                           $776,196              $615,262
Income tax expense                      5,617                 5,877

Income before income tax expense      781,813               621,139

Adjustment to Earnings:
   Minority interest                   10,995                 8,031
   Dividends received in
     excess of income from
     affiliates                        11,410                12,865

Earnings as adjusted                  804,218               642,035

Fixed Charges:
  Interest expense                     38,181                43,512
  Interest portion of rent
    expense (1)                         2,277                 2,636
  Capitalized interest                 29,204                23,586

Total fixed charges                    69,662                69,734

Fixed charges not
affecting earnings:
   Capitalized interest               (29,204)              (23,586)

Earnings before fixed
 charges                             $844,676              $688,183

Ratio of earnings to fixed charges       12.1x                  9.9x

(1) Represents one-third of rent expense, which management believes to be representative of the interest portion of rent expense.