Form 10-K
period 1999-11-30
CARNIVAL CORP
filed 2000-02-28
CIK 815097

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

 (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $11,919,000 based upon the closing market price on February 14, 2000 of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.







     At February 14, 2000, the Registrant had outstanding 617,254,814 shares of its Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 1999 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

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

Item 6.                Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.               Quantitative and Qualitative Disclosures About Market
Risk

Item 8.                Financial Statements and Supplementary Data


     The information described below and contained in the Registrant's 2000 definitive Proxy Statement, to be filed with the Commission is incorporated therein by reference into this Annual Report on Form 10-K.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrant

Item 11.               Executive Compensation

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management

Item 13.               Certain Relationships and Related Transactions






                                      PART I

  Item 1.  Business

     A.  General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974. Carnival Corporation, including its consolidated subsidiaries (referred to collectively as the "Company"), is the world's largest multiple-night cruise company based on the number of passengers carried, revenues generated and available capacity. The Company offers a broad range of cruise brands serving the contemporary cruise sector of the vacation market through Carnival Cruise Lines ("Carnival"), the premium cruise sector through Holland America Line ("Holland America") and the luxury cruise sector through Cunard Line ("Cunard"), Seabourn Cruise Line ("Seabourn") and Windstar Cruises ("Windstar") (collectively the "Wholly Owned Cruise Operations"). The Company also owns equity interests in Costa Crociere S.p.A. ("Costa"), an Italian cruise company, and Airtours plc ("Airtours"), an integrated leisure travel group of companies which also operates cruise ships (collectively the "Affiliated Cruise Operations"). Costa and Airtours' Sun Cruises target the contemporary cruise sector.

     A summary of the cruise operations of the Company and its affiliates is as follows:

                        PERCENTAGE
                         OWNED BY                               PRIMARY
          CRUISE         CARNIVAL     NUMBER     PASSENGER     GEOGRAPHIC
          BRAND        CORPORATION   OF SHIPS    CAPACITY(1)    MARKET
Wholly Owned Cruise
  Operations:
    Carnival                100%       14        27,254       North America
    Holland America         100%        9        11,742       North America
    Cunard (2)              100%        2         2,444       Worldwide
    Seabourn (2)            100%        6         1,614       North America
    Windstar                100%        4           756       North America
                                       35        43,810
Affiliated Cruise
  Operations:
    Costa                    50%(3)     6         7,103       Europe
    Airtours' Sun Cruises    26%        4         4,322       Europe
                                       10        11,425
                                       45        55,235

  (1) In accordance with cruise industry practice, all passenger capacities indicated within this Annual Report on Form 10-K are calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (2) In November 1999, the Company acquired the 32% minority interest of Cunard Line Limited, which owns and operates the Cunard and Seabourn cruise brands, for $203.5 million. See Note 12 to the Company's Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.
  (3) The 50% equity interest of Costa not owned by the Company is owned by Airtours. Including the Company's interest in Airtours, it beneficially owns 63% of Costa.

      The Company has signed agreements with two shipyards providing for the construction of additional cruise ships. A summary of new ship agreements for the Company's Wholly Owned Cruise Operations is as follows:

                                 EXPECTED
                                  SERVICE           PASSENGER
       VESSEL                     DATE(1)           CAPACITY
       Carnival:
          Carnival Victory         9/00               2,758
          Carnival Spirit          4/01               2,120
          Carnival Pride           1/02               2,120
          Carnival Legend          8/02               2,120
          Carnival Conquest       12/02               2,758
          Carnival Glory           8/03               2,758
            Total Carnival                           14,634
       Holland America:
          Zaandam                  5/00               1,440
          Amsterdam               11/00               1,380
          Newbuild                10/02               1,820
          Newbuild                 8/03               1,820
          Newbuild                01/04               1,820
          Newbuild                09/04               1,820
            Total Holland America                    10,100
              Total (2)                              24,734

 (1) The expected service date is the date the vessel is expected to begin revenue generating activities.
 (2) The Company also has one option for the construction of an additional vessel with a passenger capacity of 1,820. No assurance can be given that this option to construct the vessel will be exercised.

     In addition to its cruise operations, the Company operates a tour business, through Holland America Line-Westours Inc. ("Holland America Westours"), which markets sightseeing tours both separately and as a part of Holland America Westours cruise/tour packages. Holland America Westours operates 14 hotels in Alaska and the Canadian Yukon, two luxury dayboats offering tours to the glaciers of Alaska and the Yukon River, over 280 motor coaches used for sightseeing and charters in the states of Washington and Alaska and in the Canadian Rockies and 13 private domed rail cars which are run on the Alaska Railroad between Anchorage and Fairbanks.

    B.  Cruise Ship Segment - Wholly Owned Cruise Operations

     North American Cruise Industry

     The passenger cruise industry as it exists today began in approximately 1970. Over time, the industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and sightseeing destinations. According to Cruise Lines International Association ("CLIA"), an industry trade group, in 1970 approximately 500,000 North American passengers took cruises of three consecutive nights or more. CLIA estimates that this number reached 5.9 million passengers in 1999, an average compound annual growth rate of 8.9% since 1970. Also, according to CLIA, by the end of 1999 the number of ships in service totaled 145 with an aggregate capacity of approximately 148,000 lower berths. CLIA estimates that the number of passengers carried in North America increased from 5.4 million in 1998 to 5.9 million in 1999 or 8.6%.

     CLIA estimates that the number of cruise passengers will grow to approximately 6.3 million in 2000. CLIA projections indicate that by the end of 2000, 2001, 2002 and 2003, North America will be served by 156, 168,176 and 181 vessels, respectively, having an aggregate capacity of approximately 164,000, 181,000, 198,000 and 209,000 lower berths, respectively. CLIA's estimates of new ship introductions are based on scheduled ship deliveries and could change. The lead time for design, construction and delivery of a typical large cruise ship is approximately two to three years. Additionally, CLIA's estimates of capacity do not include assumptions related to unannounced ship withdrawals due to age or changes in itineraries and, accordingly, could indicate a higher percentage growth in capacity than will actually occur. Nonetheless, management believes net capacity serving North American cruise passengers will increase over the next several years.

CLIA's estimate of North American cruise passengers and passenger berths is as follows:



                                 NORTH AMERICAN      NORTH AMERICAN
                                    CRUISE             PASSENGER
                        YEAR      PASSENGERS(1)         BERTHS(2)
                        1999     5,900,000(est)          148,000
                        1998     5,432,000               138,000
                        1997     5,051,000               118,000
                        1996     4,659,000               110,000
                        1995     4,378,000               105,000

(1) Source: CLIA estimates based on passengers carried for at least three consecutive nights for the calendar year.
(2) Information presented is as of the end of the year.

     In spite of the cruise industry's growth since 1970, management believes cruises only represent approximately 2% of the applicable North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving at least three night's stay in a hotel. Only an estimated 11% of the North American population has ever taken a cruise.

     Passengers and Berths

     The Company's Wholly Owned Cruise Operations had worldwide cruise passengers and passenger berths as follows:


                                       CRUISE             PASSENGER
                        YEAR         PASSENGERS            BERTHS(1)
                        1999          2,366,000             43,810
                        1998          2,045,000             39,466
                        1997          1,945,000             31,078
                        1996          1,764,000             30,837
                        1995          1,543,000             26,035

(1) Information presented is as of the end of the Company's fiscal year.

     The Company's passenger capacity has grown from 26,035 at November 30, 1995 to 43,810 at November 30, 1999. During 1996, gross capacity increased by 5,960 berths due to delivery of the Inspiration, the Veendam and the Carnival Destiny which was partially offset by the 1,146 berth decrease due to the sale of the Festivale, for a total net increase of 4,802. In 1997 gross capacity increased 1,316 berths due to the delivery of the Rotterdam VI which was offset by the 1,075 berth decrease due to the sale of the Rotterdam V for a total net increase of 241. During 1998, with the delivery of the Elation and the Paradise, the purchase of the Wind Surf, the acquisition of Cunard and the consolidation of Seabourn, capacity increased by 8,388 berths. In 1999 capacity increased by 4,344 berths primarily due to the delivery of the Carnival Triumph and the Volendam.

     Cruise Ships and Itineraries

     Under the Carnival name, the Company serves the contemporary sector of the vacation market with 14 ships (the "Carnival Ships"). All of the Carnival Ships were designed by and built for Carnival, including two of the world's largest, the Carnival Destiny and the Carnival Triumph. Ten of the Carnival Ships operate in the Caribbean during all or a portion of the year and two Carnival Ships call on ports on the Mexican Riviera year round. Carnival Ships also offer cruises to Alaska, Canada, the Hawaiian Islands, the Bahamas and the Panama Canal.

     Through its wholly owned subsidiary, HAL Antillen, N.V. ("HAL"), the Company operates nine ships serving the premium sector of the vacation market under the Holland America name (the "Holland America Ships"). HAL also operates four sailing ships in the luxury cruise sector under the Windstar name (the "Windstar Ships").

     The Holland America Ships offer premium cruises of various lengths in Alaska, the Caribbean, Panama Canal, Europe, Hawaii, South America and other worldwide itineraries. Cruise lengths vary from seven to 98 days, with a large proportion of cruises being seven or ten days in length. Periodically, the Holland America Ships make longer cruises or operate on special itineraries. For example, in 1999, the Rotterdam made a 98-day world cruise and the Nieuw Amsterdam made a series of 14-day South China Sea Explorer cruises. Holland America will continue to offer these special or longer itineraries in order to increase travel opportunities for its customers and strengthen its cruise offerings in view of the fleet expansion. The majority of the Holland America Ships operate in the Caribbean during fall to spring and in Alaska and Europe during spring to fall. In order to offer a unique destination , to compete more effectively with land based vacation alternatives, and to compete with other cruise lines more effectively while operating in the Caribbean, in December 1997 Holland America introduced into its Caribbean itineraries a private island, Half Moon Cay. Half Moon Cay is a 2400-acre island acquired by Holland America in December 1996. Facilities were constructed on the island on 45 acres along a crescent-shaped white sand beach. The remainder of the island remains undeveloped. The facilities on Half Moon Cay include bars, shops, restrooms, a post office, a chapel and an ice cream shop, as well as a food pavilion with open-air dining shelters and a bandstand.

     The four Windstar Ships currently operate in the Caribbean, Europe and Central America and offer a casual, yet luxurious, cruise experience on board these modern sail ships.

     Under the Cunard brand, the Company operates two ships which offer classic "Old World" cruising and recreate the golden age of ocean liner travel with a British style and essence serving the luxury sector of the vacation market. Cunard's flagship, the Queen Elizabeth 2 ("QE2"), offers the only remaining scheduled transatlantic ocean liner service between the U.S. and Britain. Both ships offer cruises to worldwide destinations, with many of the cruises ranging between 10 and 21 days in length. Periodically, the Cunard ships offer extended cruises, such as a 104-day world cruise or Cape Town Line Voyages between Southampton, England and Cape Town, South Africa.

     The six Seabourn Ships offer a choice of three distinct styles of luxury cruises aboard intimately sized ships. Seabourn is marketed as the "world's most celebrated cruise line" because of its intense focus on personalized service and extraordinary cuisine. These ships concentrate their operations in the Caribbean, Mediterranean, Baltic and Western Europe with cruises in the seven to 14 day range and also make extended cruises to various other worldwide destinations, including South America, Australia, the South Pacific and Southeast Asia.

     Summary information concerning the Company's ships is as follows (primary areas of operation reflect 1999 itineraries and are subject to change in future years).

                                              APPROXIMATE
                                                 GROSS    PRIMARY
                              YEAR      PAX   REGISTERED  AREAS OF
NAME             REGISTRY     BUILT     CAP      TONS    OPERATION
Carnival:
Carnival Triumph  Panama      1999     2,758   102,000 Caribbean,
                                                       Eastern Canada
Paradise          Panama      1998     2,052    70,000 Caribbean
Elation           Panama      1998     2,052    70,000 Mexican Riviera
Carnival Destiny  Panama      1996     2,642   101,000 Caribbean
Inspiration       Panama      1996     2,052    70,000 Caribbean
Imagination       Panama      1995     2,052    70,000 Caribbean
Fascination       Panama      1994     2,052    70,000 Caribbean
Sensation         Panama      1993     2,052    70,000 Caribbean
Ecstasy           Liberia     1991     2,052    70,000 Caribbean
Fantasy           Liberia     1990     2,056    70,000 Bahamas
Celebration       Liberia     1987     1,486    47,000 Caribbean
Jubilee           Panama      1986     1,486    47,000 Alaska, Hawaii,
                                                       Mexican Riviera,
                                                       Panama Canal
Holiday           Panama      1985     1,448    46,000 Mexican Riviera
Tropicale         Liberia     1982     1,014    37,000 Caribbean

   Total Carnival Ships Capacity..... 27,254

Holland America:
Volendam          Netherlands 1999     1,440    63,000 Caribbean (1)
Rotterdam         Netherlands 1997     1,316    62,000 Europe,
                                                       Worldwide
Veendam           Bahamas     1996     1,266    55,000 Alaska,
                                                       Caribbean
Ryndam            Netherlands 1994     1,266    55,000 Alaska, Caribbean
Maasdam           Netherlands 1993     1,266    55,000 Eastern Canada,
                                                       Europe,
                                                       Panama Canal
Statendam         Netherlands 1993     1,266    55,000 Alaska, Hawaii,
                                                       Caribbean, Mexico
Westerdam         Netherlands 1986     1,494    54,000 Alaska, Caribbean
Noordam           Netherlands 1984     1,214    34,000 Alaska, Caribbean,
                                                       South America
Nieuw Amsterdam (2) Netherlands 1983   1,214    34,000 Alaska, Caribbean,
                                                       Asia/Pacific
  Total Holland America
    Ships Capacity................... 11,742

Windstar Cruises:
Wind Surf         Bahamas     1990       312    14,750 Caribbean, Europe
Wind Spirit       Bahamas     1988       148     5,700 Caribbean, Europe
Wind Song         Bahamas     1987       148     5,700 Central America,
                                                       Europe
Wind Star         Bahamas     1986       148     5,700 Caribbean,
                                                       Central America
   Total Windstar Ships Capacity.....    756



                                              APPROXIMATE
                                                 GROSS     PRIMARY
                              YEAR      PAX    REGISTERED  AREAS OF
NAME             REGISTRY     BUILT     CAP      TONS     OPERATION
Cunard:
Caronia           England     1973       666     24,500 Caribbean, Europe,
                                                        Pacific
Queen Elizabeth 2 England     1969     1,778     70,000 Transatlantic,
                                                        Worldwide
   Total Cunard Ships Capacity.......  2,444

Seabourn:
Seabourn Legend    Norway     1992       208     10,000 Caribbean, Europe
Seabourn Spirit    Norway     1989       208     10,000 Asia, Europe
Seabourn Pride     Norway     1988       208     10,000 South America,
                                                        Europe, Caribbean
Seabourn Sun      Bahamas     1988       758     38,000 Caribbean, Europe,
                                                        Pacific
Seabourn Goddess II Bahamas   1985       116      4,250 Asia, Caribbean,
                                                        Europe
Seabourn Goddess I Bahamas     1984      116      4,250 Caribbean, Europe

   Total Seabourn Ships Capacity.....  1,614

Total Capacity....................... 43,810

(1) The Volendam was in service for only 18 days during fiscal
1999.  During fiscal 2000, the primary areas of operations are expected to be Alaska and the Caribbean.
(2) In late 2000, this ship is contracted to be sold to a third party.
__________________________

     Cruise Ship Construction

     The Company has signed agreements with two shipyards providing for the construction of additional cruise ships. A summary of new ship agreements for the Company's Wholly Owned Cruise Operations is as follows:
                                                     APPROXIMATE

                EXPECTED                                GROSS      ESTIMATED
                SERVICE                       PAX    REGISTERED     TOTAL
VESSEL            DATE(1)  SHIPYARD           CAP       TONS        COST(2)
                                                                  (In millions)
Carnival
Carnival Victory   9/00  Fincantieri         2,758     101,000         450
Carnival Spirit    4/01  Masa-Yards          2,120      84,000         375
Carnival Pride     1/02  Masa-Yards (3)      2,120      84,000         375
Carnival Legend    8/02  Masa-Yards (3)      2,120      84,000         375
Carnival Conquest 12/02  Fincantieri         2,758     101,000         450
Carnival Glory     8/03  Fincantieri         2,758     101,000         450
  Total Carnival Ships                      14,634                   2,475
Holland America
Zaandam            5/00  Fincantieri(4)      1,440      63,000         300
Amsterdam         11/00  Fincantieri         1,380      62,000         300
Newbuild          10/02  Fincantieri(4)      1,820      84,000         400
Newbuild           8/03  Fincantieri(4)      1,820      84,000         400
Newbuild           1/04  Fincantieri(4)      1,820      84,000         400
Newbuild           9/04  Fincantieri(4)      1,820      84,000         400
  Total Holland America Ships               10,100                   2,200
Total (5)                                   24,734                  $4,675


  (1) No assurance can be made that the vessels under construction will be introduced into service by the expected service date.
  (2) Estimated total cost of the completed vessel includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (3) These construction contracts are denominated in German Deutsche Marks and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (4) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) The Company has one option for the construction of an additional 84,000 gross registered ton vessel for Holland America, with a passenger capacity of 1,820 to be delivered in 2005. The estimated total vessel cost of approximately $400 million is denominated in Italian Lira. No assurance can be given that the option to construct the vessel will be exercised.

     Cruise Pricing

     Each of the Company's cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship and itinerary. Brochure prices are regularly discounted through the Company's early booking discount program and other promotions. The cruise price includes all meals and entertainment on board and use of, or admission to, a wide variety of activities and facilities, such as a fully equipped casino, nightclubs, theatrical shows, movies, parties, a discotheque, a health club and swimming pools, on each ship.

     Onboard and Other Revenues

     The Company derives revenues from certain onboard activities and services including casino gaming, bar sales, gift shop sales, entertainment arcades, shore tours, art auctions, photography, spa services and promotional advertising by merchants located in ports of call.

     The casinos, which contain slot machines and gaming tables including blackjack, and in most cases craps, roulette and stud poker, are generally open only when the ships are at sea in international waters. The Company also earns revenue from the sale of alcoholic and other beverages. Onboard activities are either performed directly by the Company or by independent concessionaires, from which the Company collects a percentage of revenues.

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

     In conjunction with its cruise vacations on its ships, all of the Company's cruise brands sell pre-cruise and post-cruise land packages. Carnival packages generally include one, two or three-night vacations at nearby attractions, such as Universal Studios and Walt Disney World in Orlando, Florida, or in proximity to other vacation destinations in Central and South Florida, Los Angeles, California and San Juan, Puerto Rico. Holland America packages outside of Alaska generally include one, two or three-night vacations, including stays in unique European port cities or near attractions in Central and South Florida. Cunard and Seabourn packages include numerous luxury and/or exotic pre and post-cruise land programs, such as world class golf programs, wine tastings and tours of the Galapagos Islands and the Hidden Kingdoms of Nepal.

     In conjunction with its Alaskan cruise vacations on its Holland America and Carnival Ships, the Company sells pre and post-cruise land packages which are more fully described in Part I, Item 1. Business, C. Tour Segment.

     Passengers and Occupancy

    The aggregate number of passengers carried and occupancy percentage for the Company's ships is as follows:

                                                YEARS ENDED NOVEMBER 30,
                                            1999         1998         1997
   Passengers carried                   2,366,000     2,045,000    1,945,000
   Occupancy percentage (1)(2)              104.3%        106.3%       108.3%

     (1) In accordance with cruise industry practice, occupancy percentage is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.
     (2) The Company acquired a majority interest in Cunard Line Limited on May 28, 1998. Since that date Cunard Line Limited's occupancy percentages have been included in the Company's total occupancy. Cunard Line Limited's ships generally sail with lower occupancy percentages than the Company's other brands.

     The actual occupancy percentage for all cruises on the Company's ships during each quarter of fiscal 1998 and 1999 was as follows:

                                             OCCUPANCY
       QUARTERS ENDED                        PERCENTAGE
       February 28, 1998                       105.9
       May 31, 1998                            105.4
       August 31, 1998                         111.5
       November 30, 1998                       102.1
       February 28, 1999                       100.9
       May 31, 1999                             99.9
       August 31, 1999                         112.3
       November 30, 1999                       103.6

     Sales and Marketing

     The Company's brands are positioned to appeal to each of the three major sectors of the vacation market (contemporary, premium and luxury). The contemporary sector is served typically by cruises that are seven days or shorter in length, are priced at per diems of $200 or less, and feature a casual ambiance. The Company believes that the success and growth of the Carnival brand is attributable in large part to its early recognition of these sectors of the vacation market and its efforts to reach and promote the expansion of the contemporary sector. The premium sector typically is served by cruises that last for seven to 14 days or more at per diems of $250 or higher, and appeal principally to more affluent customers. The luxury sector, which is not as large as the other sectors, is served by cruises with per diems of $300 or higher.

     During 1998, the Company created a marketing association called the "World's Leading Cruise LinesSM" for its family of six cruise brands, including Costa, in order to both educate the consumer about the overall breadth of the Company's cruise brands, as well as to increase the effectiveness and efficiency of marketing the brands. This initiative is meant to supplement the existing marketing programs of each individual brand.

     The Company's various cruise lines employ over 350 personnel, excluding reservation agents, in the sales and sales support area who, among other things, focus on motivating, training and supporting the retail travel agent community which sells substantially all of the Company's cruises. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume. Commission rates on cruise vacations are usually higher than commission rates earned by travel agents on sales of airline tickets and hotel rooms. Moreover, since cruise vacations are substantially all-inclusive, sales of the Company's cruise vacations generally yield higher commissions to travel agents than commissions earned on selling airline tickets and hotel rooms. During fiscal 1999, no controlled group of travel agencies accounted for more than 10% of the Company's consolidated revenues.

     Historically, the Company's cruise brands have been marketed primarily in North America. The Company began to globalize its cruise business by expanding into Europe through the acquisition of its interest in Airtours in April 1996, Costa in June 1997 and Cunard in May 1998. The cruise sectors in Europe are much smaller than the North American sectors. Industry wide European cruise passengers carried in 1999 are estimated to be approximately 1.4 million compared to approximately 5.9 million from North America. See Note 9, "Segment Information," to the Company's Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K for additional information regarding the Company's foreign revenues.

     Carnival

     Carnival believes that its success is due in large part to its unique brand positioning within the vacation industry. Carnival markets the Carnival Ship cruises not only as alternatives to competitors' cruises, but as vacation alternatives to land-based resorts and sightseeing destinations. Carnival seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. Carnival's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. Carnival markets the Carnival Ship cruises as the "Fun Shipsr" experience, which includes a wide variety of shipboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and high quality food.

     As mentioned above, the Company markets the Carnival Ships as the "Fun Shipsr" and uses, among others, the themes "Carnival's Got the Funr" and "The Most Popular Cruise Line in the World!r". Carnival advertises nationally directly to consumers on network and cable television and through extensive print and radio media. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Shipsr" concept and the "Carnivalr" name in particular. Substantially all of Carnival's cruise bookings are made through travel agents. In fiscal 1999, Carnival took reservations from about 29,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume.

     Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Shipsr" cruise vacations. Carnival employs approximately 120 business development managers and 50 in-house service representatives to motivate independent travel agents and to promote its cruises as an alternative to land-based vacations or other cruise lines. Carnival believes it has one of the largest sales forces in the industry.

     To facilitate access and to simplify the reservation process, Carnival employs approximately 750 reservation agents to take bookings from independent travel agents. Carnival's fully automated reservation system allows its reservation agents to respond quickly to book staterooms on its ships. Additionally, through Leisure Shopper, Cruise Director or Carnival's internet booking engine, travel agents and consumers have the ability to make reservations through their own computer terminals directly into Carnival's computerized reservations system.

     A significant portion of Carnival's cruises are generally booked several months in advance of the sailing date. This lead-time allows Carnival to adjust its prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. Carnival's SuperSaver fares are designed to encourage potential passengers to book cruise reservations earlier, which helps the Company to more effectively manage overall net revenue yields (net revenue per available berth). Carnival's payment terms require that a passenger pay approximately 20% of the cruise price within seven days of the reservation date and the balance not later than 45 days before the sailing date for three, four and five day cruises and 70 days before the sailing date for seven-day and longer cruises.

     Holland America and Windstar

     The Holland America and Windstar Ships cater to the premium and luxury sectors, respectively. The Company believes that the hallmarks of the Holland America experience are beautiful ships and gracious, attentive service. Holland America communicates this difference as "A Tradition of Excellencer", a reference to its long-standing reputation for "world class" service and cruise itineraries.

     Substantially all of Holland America's bookings are made through travel agents. In fiscal 1999, Holland America took reservations from about 20,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume.

     Holland America has focused much of its sales effort at creating an excellent relationship with the travel agency community. This is related to its marketing philosophy that travel agents have a large impact on the consumer vacation selection process and will recommend Holland America more often because of its excellent reputation for service to both consumers and independent travel agents. Holland America solicits continuous feedback from consumers and the independent travel agents making bookings with Holland America to ensure they are receiving excellent service.

     Holland America's marketing communication strategy is primarily composed of newspaper and magazine advertising, large scale brochure distribution, direct mail solicitations to past passengers (referred to as "alumni"), network and cable television and radio spots. Holland America engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. Holland America employs approximately 54 field sales representatives, 23 inside sales representatives and 18 sales and service representatives to support the field sales force. To facilitate access to Holland America and to simplify the reservation process for the Holland America Ships, Holland America employs approximately 260 reservation agents to take bookings from travel agents. Additionally, through Leisure Shopper and Cruise Director, travel agents have the ability to make reservations directly into Holland America's reservations system. Holland America's cruises generally are booked several months in advance of the sailing date.

   Windstar has its own marketing and reservations staff. Field sales representatives for both Holland America and Carnival also act as field sales representatives for Windstar. Marketing efforts are devoted primarily to i) travel agent support and awareness, ii) direct mail solicitation of past passengers and iii) distribution of brochures. The marketing features the distinctive nature of the graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries" (apart from the normal cruise experience). Windstar's cruise sector positioning is embodied in the phrase "180 degrees from ordinaryr".

     Cunard and Seabourn

     During the period from December 1995 through May 1998, the Company owned a 50% equity interest in Seabourn Cruise Line Limited. Simultaneously with the Company's acquisition of the assets of Cunard in May 1998, Cunard and Seabourn were combined to form Cunard Line Limited, in which the Company owned a 68% equity interest. In November 1999 the Company acquired the remaining 32% minority interest of Cunard Line Limited. Cunard Line Limited currently operates eight ships in its Cunard and Seabourn brands.

     The Cunard brand currently operates two ships in the luxury cruise sector. Cunard's most visible asset is the QE2. The QE2 is the only active passenger ship of its size built specifically for navigating ocean waters and currently offering transatlantic cruises, and thus enjoys a unique standing among modern passenger ships. Since being acquired by the Company, Cunard has redefined itself as the brand that offers classic "Old World" cruising with a British essence.

     The Seabourn brand currently operates six ships, offering ultra-luxury cruising with an intense focus on service and cuisine. It is the exceptionally high level of service which management believes enables Seabourn to be marketed as the "Best of the Best" in luxury worldwide cruising.

     Seabourn and Cunard currently market and sell their products through one combined sales and marketing organization. This combined organization has sales offices in Miami, England, Germany and Australia. Approximately 40% of Cunard Line Limited's revenues are generated from outside the U.S. Marketing efforts are devoted primarily to i) travel agent support and awareness, ii) direct mail solicitation of past passengers and iii) targeted print media campaigns and brochure distribution. Cunard Line Limited has consolidated and streamlined its entire organization, including its sales and marketing activities and implemented a group sales reservation desk to support its emphasis on developing its base of group business.

     Substantially all of Seabourn's and Cunard's bookings are made through travel agents. In fiscal 1999, Seabourn and Cunard took reservations from about 7,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume.

     Cunard and Seabourn employ approximately 41 field sales representatives, 18 inside sales representatives and 41 sales and service representatives to support its field sales force. They also employ approximately 93 Cruise Sales Consultants to take bookings, substantially all of which come from travel agents.

      During late 1999, Cunard refurbished the Royal Viking Sun and transferred it along with the Sea Goddess I and II ships to the Seabourn brand. The ships were renamed the Seabourn Sun, Seabourn Goddess I and Seabourn Goddess II, respectively. Management believes these ships more appropriately fit within the Seabourn brand. Additionally, after a major refurbishment in late 1999, Cunard's Vistafjord was renamed the "Caronia", the name once used by two of Cunard's former "Old World" ships. The QE2 has also undergone a major refurbishment in late 1999. Management has revised cruising itineraries and schedules for the year 2000 in order to more appropriately coordinate individual ship itineraries with their new branding strategies.

     Seasonality

 The Company's revenue from the sale of passenger tickets is moderately seasonal. Historically, demand for cruises has been greatest during the summer months.

     Competition

     In addition to competing with each other, cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives such as land-based resort hotels and sightseeing destinations, and consumer demand for such activities is typically influenced by general economic conditions.

     As described under Part I, Item 1. Business, B. Cruise Ship Segment, North American Cruise Industry, the North American cruise industry had an aggregate of 145 ships and 148,000 lower berths at the end of 1999. From the end of 1999 through the end of 2003, CLIA currently estimates that 36 new ships will be introduced into the North American industry with a capacity of approximately 61,000 lower berths. These estimates of new ship introductions are based on scheduled ship deliveries and the actual number of ships could change. The lead time for design, construction and delivery of a typical large cruise ship is approximately two to three years. Additionally, these estimates of capacity do not include assumptions related to unannounced ship withdrawals due to age or changes in itineraries and, accordingly, could indicate a higher percentage growth in capacity than will actually occur. Nonetheless, management believes net capacity serving North American cruise passengers will increase over the next several years, and thus may increase the levels of competition within the industry.

     The Company is the largest cruise company in the world based on passengers carried, revenues generated and available capacity. The primary methods of competition among cruise lines and with other land-based vacation alternatives are in the areas of cruise pricing, cruise product (i.e. the nature of the overall vacation experience) and cruise itineraries. Each of the Company's cruise brands and its primary cruise competition is discussed below.

     The Carnival Ships compete with cruise ships operated by five different cruise lines which operate year round from Florida, California or Puerto Rico with similar itineraries and with nine other cruise lines operating seasonally from ports in Florida, California, Puerto Rico or New York, including cruise ships operated by Holland America and Costa. Competition for cruise passengers is substantial. Ships operated by Royal Caribbean International and Norwegian Cruise Line sail regularly from Miami and ships operated by Celebrity Cruises, owned by Royal Caribbean Cruises Ltd., and Princess Cruises sail regularly from Ft. Lauderdale on itineraries similar to those of the Carnival Ships. Carnival competes year round with ships operated by Royal Caribbean International embarking from Los Angeles to the West Coast of Mexico. Cruise lines such as Norwegian Cruise Line, Royal Caribbean International and Princess Cruises offer voyages competing with Carnival from San Juan to the Caribbean. The Walt Disney Co. entered the cruise market with the introduction of a new cruise ship in both 1998 and 1999. The Disney ships compete primarily with Carnival in the Caribbean and Bahamian marketplaces.

     In Alaska, Holland America and Carnival compete directly with cruise ships operated by six different cruise lines with the largest competitors being Princess Cruises, Royal Caribbean International and Celebrity Cruises. Over the past several years, there has been a steady increase in the available capacity among cruise lines operating in Alaska. In the Caribbean, Holland America competes with cruise ships operated by 14 different cruise lines, its primary competitors being Princess Cruises, Royal Caribbean International, Celebrity Cruises and Norwegian Cruise Line, as well as Carnival and Costa.

     In Europe, Holland America competes directly with both large and small cruise lines with its primary competitors being Celebrity Cruises, Costa, Norwegian Cruise Line, Orient Lines, Princess Cruises and Royal Caribbean International.

     The Cunard, Seabourn and Windstar ships' primary unaffiliated competitors within the luxury cruise sector include Crystal Cruises, Radisson Seven Seas and Silversea Cruises, as well as the higher priced cabins on certain of the cruise lines which serve the premium sector.

    Governmental Regulations

     The Company's ships are registered in the Bahamas, England, Liberia, Netherlands, Norway or Panama, as more fully described under Part I, Item 1. Business, B. Cruise Ships and Itineraries and, accordingly, are regulated by these jurisdictions. The Company's ships that call on United States ports are subject to inspection by the United States Coast Guard for compliance with the Convention for the Safety of Life at Sea and by the United States Public Health Service for sanitary standards. The Company is also regulated by the Federal Maritime Commission ("FMC") which, among other things, certifies the Company on the basis of its ability to meet obligations to passengers for refunds in case of nonperformance. The Company believes it is in compliance with all material regulations applicable to its ships and has all the necessary licenses to conduct its business. In connection with a significant portion of its Alaska cruise operations, Holland America relies on concession permits from the National Park Service, which are periodically renewed, to operate its cruise ships in Glacier Bay National Park. There can be no assurance that these permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference rights, will remain unchanged in the future.

     The International Maritime Organization (the "IMO"), which operates under the United Nations, has adopted safety standards as part of the "Safety of Life at Sea" ("SOLAS") Convention, generally applicable to all passenger ships carrying 36 or more passengers. Generally, SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety. The current SOLAS requirements are being phased in through 2010.

     In 1993, SOLAS was amended to adopt the "International Safety Management Code" (the "ISM Code"). The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code became mandatory for passenger vessel operators, such as the Company, on July 1, 1998. All of the Company's Wholly Owned Cruise Operations and Affiliated Cruise Operations have obtained the required certificates demonstrating compliance with the ISM Code.

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

      On February 8, 2000, the United States Treasury Department issued proposed Treasury Regulations to Section 883 of the Internal Revenue Code ("Section 883") relating to income derived by foreign corporations from the international operation of ships or aircraft. The proposed regulations provide, in general, that a foreign corporation organized in a qualified foreign country and engaged in the international operation of ships or aircraft shall exclude qualified income from gross income for purposes of federal income taxation provided that the corporation can satisfy certain ownership requirements, including, among other things, that its stock is publicly traded. A corporation's stock that is publicly traded will satisfy this requirement if more than 50% of its stock is owned by persons who each own less than 5% of the corporation's stock.

     To the best of the Company's knowledge it currently qualifies as a publicly traded corporation under these proposed rules and, if the proposed rules were in force, substantially all of the Company's income (with the exception of the United States source income from the transportation, hotel and tour business of Holland America Westours) would continue to be exempt from United States federal income taxes.

     In order to ensure that the Company continues to be publicly traded under the proposed Section 883 regulations, the Company will recommend to its shareholders at its annual meeting that the Company's articles of incorporation be amended to prohibit any person, other than an existing 5% shareholder, from acquiring shares that would give such person in the aggregate more than 4.9% of the value of the shares of the Company.

     From time to time, various other regulatory and legislative changes have been or may be proposed that could have an affect on the cruise industry in general.

     Financial Information

     For financial information about the Company's cruise ship segment with respect to each of the three years in the period ended November 30, 1999, see
Note 9, "Segment Information," to the Company's Consolidated Financial Statements in Exhibit 13 of this Annual Report on Form 10-K.

     C. Tour Segment

     In addition to its cruise business, the Company markets sightseeing tours both separately and as a part of cruise/tour packages under the Holland America Westours and Gray Line names. Tour operations are based in Alaska, Washington State and western Canada. Since a substantial portion of Holland America Westours' business is derived from the sale of tour packages in Alaska during the summer tour season, tour operations are highly seasonal.

     Holland America Westours

     Holland America Westours is an indirect wholly owned subsidiary of HAL, a wholly owned subsidiary of the Company. The group of companies which together comprise the tour operations perform three independent yet interrelated functions. During 1999, as part of an integrated travel program to destinations in Alaska, the tour service group offered 39 different tour programs varying in length from 8 to 21 days. The transportation group and hotel group supports the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Two luxury dayboats perform an important role in the integrated Alaska travel program offering tours to the glaciers of Alaska and the Yukon River. The Yukon Queen II cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska. The two dayboats have a combined capacity of 304 passengers.

     A fleet of over 280 motor coaches using the trade name Gray Line operates in Alaska, Washington and western Canada. These motor coaches are used for extended trips, city sightseeing tours and charter hire. Holland America Westours conducts its tours both as part of a cruise/tour package and as individual sightseeing products sold under the Gray Line name. Additionally, Holland America Westours operates express Gray Line motor coach service between downtown Seattle and the Seattle-Tacoma International Airport.

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

     Westmark Hotels

     Holland America Westours owns and/or operates 14 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels. Four of the hotels are located in Canada's Yukon Territory and offer a combined total of 585 rooms. The remaining 10 hotels, located throughout Alaska, provide a total of 1,455 rooms, bringing the total number of hotel rooms to 2,040.

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

     Twelve of the hotels are wholly owned by Holland America Westours subsidiaries and Westmark operates two under management agreements.

     For the seven hotels that operate year-round, the occupancy percentage for fiscal 1999 was 55.4% (57.4% for fiscal 1998), and for the seven hotels that operate only during the summer months, the occupancy percentage for fiscal 1999 was 71.4% (71.6% for fiscal 1998).

     Sales and Marketing

     Holland America Westours has its own marketing staff devoted to i) travel agent support and awareness, ii) direct mail solicitation of past customers,
iii) use of consumer magazine and newspaper advertising to develop prospects and enhance awareness and iv) distribution of brochures. Additionally, television and radio spots are used to market its tour and cruise packages. The Westours marketing message leverages the company's 53 years of Alaska tourism leadership and its extensive array of hotel and transportation assets to create a brand preference for Holland America Westours. To the prospective vacationer the company endeavors to convince them that "Westours is Alaska".

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

     Seasonality

     Holland America Westours tour revenues are highly seasonal with a large majority generated during the late spring and summer months in connection with the Alaska cruise season. Holland America Westours tours are conducted in Washington State, western Canada and Alaska. The Alaska tours coincide to a great extent with the Alaska cruise season, May through September. Washington tours are conducted year-round although demand is greatest during the summer months. During periods in which tour demand is low Holland America Westours seeks to maximize its motor coach charter activity, such as operating charter tours to ski resorts in Washington and western Canada.

     Competition

     Holland America Westours competes with independent tour operators and motor coach charter operators in Washington, Alaska and the Canadian Rockies. The primary competitors in Alaska and the Canadian Rockies are Princess Tours (with approximately 160 motor coaches and three hotels) and Alaska Sightseeing/Trav-Alaska (with approximately 13 motor coaches). The primary competitor in Washington is Gazelle (with approximately 15 motor coaches).

     Westmark Hotels compete with various hotels throughout Alaska, many of which charge prices below those charged by Westmark Hotels. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulations

     Holland America Westours motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities and Transportation Commission, the British Columbia Motor Carrier Commission and the Alaska Department of Transportation. Certain of Holland America Westours tours involve federal properties and are subject to regulation by various federal agencies, such as the National Park Service and the U.S. Forest Service.

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

     In the operation of its hotels, Holland America Westours is required to comply with applicable building and fire codes. Changes in these codes have in the past and may in the future require expenditures to ensure continuing compliance, such as the installation of sprinkler systems.

     From time to time, various other regulatory and legislative changes have been or may be proposed that could have an effect on the tour industry in general.

     Financial Information

     For financial information about the Company's tour segment with respect to each of the three years in the period ended November 30, 1999, see Note 9, "Segment Information," to the Company's Consolidated Financial Statements in
Exhibit 13 of this Annual Report on Form 10-K.

     D. Employees

     The Company's operations have approximately 4,300 full-time and 2,100 part-time/seasonal employees engaged in shoreside operations. The Company also employs approximately 1,200 officers and 18,000 crew and staff on its ships. Due to the seasonality of its Alaska and Canadian operations, HAL and its subsidiaries increase their work force during the summer months, employing additional full-time and part-time personnel which have been included above. The Company has entered into agreements with unions covering certain employees in its hotel, motorcoach and ship operations. The Company considers its employee and union relations generally to be good.

     E. Suppliers

     The Company's largest purchases are for airfare, advertising, fuel, food and beverages and hotel and restaurant supplies and products. Although the Company chooses to use a limited number of suppliers for most of its food, beverages and hotel and restaurant supplies, most of these purchases are available from numerous sources at competitive prices. The use of a limited number of suppliers enables the Company to, among other things, obtain volume discounts.

     Management believes that there are currently eight shipyards in the world capable of the quality construction of large passenger cruise ships. The Company currently has contracts, with two of these shipyards for the construction of twelve ships to enter service over the next five years (see Part I, Item 1. Business, B. Cruise Ship Segment - Wholly Owned Cruise Operations - Cruise Ship Construction). The Company's primary competitors also have contracts to construct new cruise ships (see Part I, Item 1. Business, B. Cruise Ship Segment
- Wholly Owned Cruise Operations - Competition). If the Company elects to build additional ships in the future, which it expects to do, there is no assurance that any of these shipyards will have the available capacity to build additional new ships for the Company at the times desired by the Company or that the shipyards will agree to build additional ships at a cost acceptable to the Company. Additionally, there is no assurance that ships under contract for construction will be delivered.

     F. Insurance

     The Company maintains insurance covering legal liabilities related to crew, passengers and other third parties on its ships in operation through The Standard Steamship Owners Protection & Indemnity Association Limited (the "SSOPIA") and Steamship Mutual Underwriting Association Ltd. (the "SMUAL"). The amount and terms of this insurance is governed by the rules of the foregoing protection and indemnity associations.

     The Company maintains insurance on the hull and machinery of each vessel in amounts equal to the approximate market value of each vessel. The Company maintains war risk insurance on each vessel which includes legal liability to crew and passengers, including terrorist risks for which coverage would be excluded under SSOPIA and SMUAL. The coverage for hull and machinery and war risks is provided by international markets, including underwriters at Lloyds. The Company, as currently required by the FMC, maintains at all times three $15 million performance bonds for all of the Company's ships, to cover passenger
ticket liabilities in the event of a canceled or interrupted cruise.   The
Company also maintains other performance bonds as required by various foreign authorities who regulate certain of the Company's operations in their jurisdictions.

     The Company maintains certain levels of self-insurance for the above mentioned risks through the use of substantial deductibles. The Company does not typically carry coverage related to loss of earnings or revenues for its cruise or tour operations.

     The Company also maintains various other insurance policies to protect the assets and earnings arising from the operations of Holland America Westours and other activities.

     G. Investments in Affiliates

     Airtours plc

     In April 1996, the Company acquired a 28% interest in Airtours for approximately $307 million. In 1998, the Company's interest in Airtours was reduced to approximately 26% as a result of the conversion of Airtours preference shares into Airtours common stock and the issuance of Airtours common stock in conjunction with two of its acquisitions. Airtours is one of the largest air inclusive tour operator in the world and is publicly traded on the London Stock Exchange. Airtours provides air inclusive packaged holidays to the United Kingdom, Austrian, Belgian, Holland, French, German, Polish, Scandinavian, Swiss and North American markets. Airtours provided holidays to approximately ten million people in fiscal 1999 and owns or operates over 1,000 retail travel shops, 46 resort properties, four cruise ships, 42 aircraft and develops and markets vacation ownership resorts in the Canary Islands and Orlando, Florida. The four cruise ships are operated under the Sun Cruises brand and an additional 962 passenger capacity ship is chartered, for summer cruises only, under the Direct Cruises brand. In 1997, Airtours acquired a 50% interest in Costa, as discussed below. During 1999, Airtours or its 36% owned German tour operator, FTi, made several acquisitions, including a 40% interest in Berge & Meer, a German tour operator which packages and distributes air-inclusive tours directly to the public through call centers, the internet and the mail, and a 100% interest in the Travel World Group of United Kingdom retail outlets. Airtours also acquired additional tour operations based in Holland and Scandinavia. In December 1998 and November 1999, Airtours successfully completed an approximate $500 million convertible debenture offering and a $335 million non-equity preference share offering, respectively, which are providing Airtours with additional capital to fund its operations and/or future acquisitions, as required. If this convertible debt is converted into Airtours common stock, the Company's interest in Airtours would be reduced to approximately 23%.

     On February 21, 2000, Airtours and Travel Services International ("TSI") entered into an agreement whereby Airtours would commence a $26 per share recommended cash tender offer for all of TSI's outstanding common stock. Such offer would value TSI at approximately $385 million. TSI is a major distributor of leisure travel products in the U.S. market with leading positions in the distribution of cruise, auto rental, alumni holidays and hotel bookings.

     Costa Crociere S.p.A.

    In June 1997, the Company and Airtours completed a joint offer to acquire the equity securities of Costa, an Italian cruise company. The Company and Airtours each own 50% of Il Ponte, S.p.A. ("Il Ponte"), a holding company, which was purchased from the Costa family. As a result of the acquisition, Il Ponte owns approximately 100% of Costa. The cost of the Company's acquisition of its 50% direct interest was approximately $141 million, of which approximately $103 million was paid by Il Ponte and the balance was paid by the Company. The $103 million paid by Il Ponte was funded through Il Ponte debt, which was guaranteed by the Company.

     Costa is headquartered in Genoa, Italy and is Europe's largest cruise line based on number of passengers carried and available capacity. Costa is primarily targeted to the contemporary sector and has sales offices in Argentina, Brazil, England, Florida, France, Germany, Italy, Spain and Switzerland, and employs over 200 personnel in the sales and sales support area, excluding reservation agents. Costa's ships' primary itineraries include Europe, the Caribbean and South America. The major market for Costa cruises is Southern Europe with the majority of Costa's cruises being sold in Italy, Spain and France.

     The itineraries of Costa's ships during the summer months consist primarily of various locations in Europe. During the winter months, the vessels operate primarily in the Caribbean and South America. See Part I, Item 1. Business, B. Cruise Ship Segment for a discussion of competition and certain government regulations, which affect Costa.

     Costa operates six ships, which are currently registered in Liberia, which have an aggregate passenger capacity of 7,103 passengers. In January 1998, Costa signed an agreement to construct a seventh ship, the Costa Atlantica, which is expected to enter service in July 2000, with a passenger capacity of 2,112 at a cost of approximately 700 billion Lira. In 2001, the Costa Classica will be lengthened to increase its passenger capacity to 2000 from 1,302, and it is expected that the Costa Romantica will be lengthened in 2002 to increase its passenger capacity to 2000 from 1,350. No assurance can be given that a contract will be entered into to lengthen the Costa Romantica.

     Seasonality

     The Company's equity in the earnings of Airtours and Il Ponte are recorded on a two-month lag basis using the equity method of accounting. Airtours' revenues are very seasonal due to the nature of the European leisure travel industry. Costa's revenues are moderately seasonal. Typically, Airtours' and Costa's quarters ending June 30 and September 30 experience higher revenues, with revenues in the quarter ending September 30 being their highest.

     H. Trademarks

     The Company owns numerous trademarks, which it believes are widely recognized throughout the world and have considerable value.

     I. Recent Development

     In late February 2000, the Company and Fairfield Communities, Inc. announced their decision to end a previously announced strategic merger of the two companies. See Note 14 to the Company's Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

  Item 2. Properties

     The Company's cruise ships and private island, Half Moon Cay, are described in Section B of Item 1 under the heading Cruise Ship Segment - Cruise Ships and Itineraries. The properties associated with Holland America Westours tour operations are described in Section C of Item 1 under the heading Tour Segment.

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

  Item 3. Legal Proceedings

     Several actions (collectively, the "Passenger Complaints"), as previously reported, have been filed against Carnival and one action has been filed against Holland America Westours on behalf of purported classes of persons who paid port charges to Carnival or Holland America, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. The status of each pending Passenger Complaint is as follows:

     In 1996, four Passenger Complaints were filed against Carnival in the Circuit Court for the Eleventh Judicial Circuit in Dade County, Florida, by Michelle Hackbarth, Larry Katz, Michelle A. Sutton, Pedro Rene Mier, and others, respectively, on behalf of purported nationwide classes. In May 1998, the court consolidated all four actions. On March 8, 1999, the trial court denied plaintiff's motion for class certification, and plaintiffs have appealed the trial court's decision. On February 2, 2000, the Third District Court of Appeal of Florida reversed the trial court's denial of class certification and remanded the case for further proceedings. The Company has filed a motion for rehearing and for clarification of the Third District Court of Appeal's decision. In addition, plaintiff's filed a motion to enforce a purported oral settlement agreement they alleged was reached with Carnival. In January 2000, the trial court denied the plaintiffs' motion to enforce the purported oral settlement agreement. The plaintiff's have appealed the trial court's decision.

      In April 1997, a Passenger Complaint was filed against Carnival in the Court of Common Pleas, Montgomery County, Ohio, by Cathy J. Miller and others, on behalf of a purported statewide class. Carnival's motion to dismiss on inconvenient forum grounds is under consideration.

     In March 1998, a Passenger Complaint was filed against Carnival in the Circuit Court for the 20th Judicial Circuit in St. Clair County, Illinois, by John R. Birdsell and others on behalf of a purported nationwide class. The complaint also names, as co-defendants, Norwegian Cruise Line, Royal Caribbean Cruise Lines and Princess Cruise Lines. The court overruled Carnival's objection to the court's exercise of personal jurisdiction and denied its motion to dismiss on grounds of improper forum. Carnival has appealed the decision denying its motion to dismiss on grounds of improper forum, and its appeal has been fully briefed and argued and is now pending with the state appellate court. Proceedings in the trial court, including plaintiffs' motion to certify a class, have been stayed pending the resolution of Carnival's appeal.

     In April 1996, a Passenger Complaint was filed against Holland America Westours in the Superior Court in King County, Washington, by Francine Pickett and others on behalf of a purported nationwide class. The court denied both Holland America Westours' motion to dismiss and the plaintiffs' motion for class certification. Thereafter Holland America Westours entered into a settlement agreement for this action, the only Passenger Complaint filed against it. The settlement agreement was approved by the court on September 28, 1998, however one member of the settlement class has appealed the agreement. The appeal has been briefed and argued before the Washington Court of Appeals. The decision is expected shortly. A further appeal could be taken by either party to the Washington Supreme Court which could result in the settlement being delayed for an additional year. Unless the appeal is successful, Holland America will issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and will pay a portion of the plaintiffs' legal fees. The amount and timing of the travel vouchers to be redeemed and the effects of the travel voucher redemption on revenues is not reasonably determinable. In 1998, the Company established a liability for the estimated distribution costs of the settlement notices and plaintiffs' legal costs.

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

     In August 1997, a Travel Agent Complaint was filed against Carnival in the Circuit Court for the Eleventh Judicial Circuit in Dade County, Florida, by N.G.L. Travel Associates, on behalf of a purported nationwide class of travel agencies who booked cruises with Carnival. The court dismissed the action with prejudice in January 1999, and plaintiff has appealed. The appeal has been fully briefed and argued, and is now pending with the state appellate court.

     In September 1997, a Travel Agent Complaint was filed against Holland America Westours in the Superior Court of the State of Washington for King County by N.G.L. Travel Associates on behalf of a purported nationwide class of travel agencies who booked cruises with Holland America. Holland America Westours filed summary judgment motions as to all of the claims. The motions were granted as to every claim except for one alleging a breach of contract under the Sales Agreement between Holland America Westours and GEM, the travel agent consortium of which N.G.L. Travel Associates was a member. The court has also certified a class of travel agents that includes all agencies that were members in 1996 of the GEM group. Consequently, if this matter proceeds to trial, it will be limited to the issue of whether Holland America Westours is obligated to pay commissions as to 1996 bookings by these GEM agencies. The trial is presently scheduled for March 2000.

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

  Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant

     Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

     The following table sets forth the name, age and title of each executive officer. Titles listed relate to positions within the Company unless otherwise noted.

          NAME                AGE                 POSITION

      Micky Arison            50  Chairman of the Board of Directors
                                    and Chief Executive Officer
      Gerald R. Cahill        48  Senior Vice President-Finance and Chief
                                    Financial Officer
      Robert H. Dickinson     57  President and Chief Operating Officer
                                    of Carnival and Director
      Kenneth D. Dubbin       46  Vice President-Corporate Development
      Howard S. Frank         58  Vice Chairman of the Board of Directors
                                    and Chief Operating Officer
      Ian J. Gaunt            48  Senior Vice President - International
      A. Kirk Lanterman       68  Chairman of the Board of Directors, President,
                                    and Chief Executive Officer of
                                    Holland America Line-Westours Inc.
                                    and Director
      Lowell Zemnick          56  Vice President and Treasurer
      Meshulam Zonis          66  Senior Vice President-Operations of
                                    Carnival and Director

     Business Experience of Officers

     Micky Arison has been Chief Executive Officer since 1979 and Chairman of the Board of Directors since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as sales agent, reservations manager and as Vice President in charge of passenger traffic. He is the son of Ted Arison, Carnival Corporation's founder.

     Gerald R. Cahill is a Certified Public Accountant and has been Senior Vice President-Finance, Chief Financial Officer and Chief Accounting Officer since January 1998. From September 1994 to January 1998 he was Vice President-Finance. He was the Chief Financial Officer from 1988 to 1992 and the Chief Operating Officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with PricewaterhouseCoopers LLP.

     Robert H. Dickinson has been President and Chief Operating Officer of Carnival since May 1993. From 1979 to May 1993, he was Senior Vice President-Sales and Marketing of Carnival. He has also been a director since June 1987.

     Kenneth D. Dubbin has been Vice President-Corporate Development since May 1999. From 1988 to April 1999 he was Vice President and Treasurer of Royal Caribbean Cruises Ltd.

     Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since 1992. From July 1989 to January 1998 he was Chief Financial Officer and Chief Accounting Officer and from July 1989 to October 1993 he was Senior Vice President-Finance. From July 1975 through June 1989 he was a partner with PricewaterhouseCoopers LLP.

     Ian J. Gaunt is an English Solicitor and has been Senior Vice President-International since May 1999. He was a partner of the London based international law firm of Sinclair, Roche and Temperley from 1982 through April 1999 where he represented the Company as special external legal counsel since 1981.

     A. Kirk Lanterman is a Certified Public Accountant and has been a director since April 1992. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Holland America Line-Westours Inc. ("HALW") since August 1999. From March 1997 to August 1999, he was Chairman of the Board of Directors and Chief Executive Officer of HALW. From December 1989 to March 1997, he was President and Chief Executive Officer of HALW. From 1983 to 1989 he was President and Chief Operating Officer of HALW. From 1979 to 1983, he was President of Westours, Inc. which merged with Holland America Line in 1983.
     Lowell Zemnick is a Certified Public Accountant and has been a Vice President since 1980 and Treasurer since September 1990. He was the Chief Financial Officer of Carnival from 1980 to September 1990 and was the Chief Financial Officer of Carnival Corporation from May 1987 through June 1989.

     Meshulam Zonis has been Senior Vice President-Operations of Carnival since 1979. He has also been a director since June 1987. From 1974 through 1979 he was Vice President-Operations of Carnival.

      Special Note Regarding Forward-Looking Statements

     Certain statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Annual Report on Form 10-K, in the Company's press releases, and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises, including the effects on consumer demand of armed conflicts, political instability or adverse media publicity; increases in cruise industry capacity; changes in tax laws and regulations; the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; changes in food and fuel commodity prices; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; changes in foreign currency prices which may impact the income or loss from certain affiliated operations and certain cruise related revenues and expenses; and changes in laws and regulations applicable to the Company.

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

     C.  Dividends

     The Company declared cash dividends on all of its Common Stock in the amount of $.075 per share in each of the first three quarters of fiscal 1998, $.09 in the fourth quarter of fiscal 1998, $.09 in each of the first three quarters of fiscal 1999, and $.105 in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. Payment of future dividends on the Common Stock will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. The Company may also declare special dividends to all stockholders in the event that members of the Arison family and certain related entities are required to pay additional income taxes by reason of their ownership of the Common Stock because of an income tax audit of the Company.

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

  Item 6.  Selected Financial Data

     The information required by Item 6, Selected Financial Data, is shown in
Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-
K.

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

  Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 24, 2000, is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     None.

                                PART III

  Items 10, 11, 12 and 13.  Directors and Executive Officers of the
        Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year except that the information concerning the Registrant's executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K.


                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1)(2) Financial Statements and Schedules:

     The financial statements shown in Exhibit 13 are hereby incorporated herein by reference.

         (3)  Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K and such
Exhibit Index is hereby incorporated herein by reference.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1999.
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 23 day of February, 2000.

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

/s/ Micky Arison         Chairman of the Board of         February 23, 2000
 Micky Arison            Directors and Chief Executive
                         Officer

/s/ Howard S. Frank      Vice Chairman of the Board of    February 23, 2000
 Howard S. Frank         Directors and Chief Operating
                         Officer

/s/ Gerald R. Cahill     Senior Vice President-Finance    February 23, 2000
 Gerald R. Cahill        and Chief Financial and
                         Accounting Officer

/s/ Shari Arison         Director                         February 23, 2000
 Shari Arison

/s/ Maks L. Birnbach     Director                         February 23, 2000
 Maks L. Birnbach

/s/ Atle Brynestad       Director                         February 23, 2000
 Atle Brynestad

/s/ Richard G. Capen, Jr.Director                         February 23, 2000
 Richard G. Capen, Jr.

/s/ David Crossland      Director                         February 23, 2000
 David Crossland

/s/ Robert H. Dickinson  Director                         February 23, 2000
 Robert H. Dickinson

/s/ James M. Dubin       Director                         February 23, 2000
 James M. Dubin

/s/ A. Kirk Lanterman    Director                         February 23, 2000
 A. Kirk Lanterman

/s/ Modesto A. Maidique  Director                         February 23, 2000
 Modesto A. Maidique

/s/ William S. Ruben     Director                         February 23, 2000
 William S. Ruben

/s/ Stuart Subotnick     Director                         February 23, 2000
Stuart Subotnick

/s/ Sherwood M. Weiser   Director                         February 23, 2000
 Sherwood M. Weiser

/s/ Meshulam Zonis       Director                         February 23, 2000
 Meshulam Zonis

/s/ Uzi Zucker           Director                         February 23, 2000
 Uzi Zucker


INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

 3.1-Second Amended and Restated Articles of Incorporation of the Company. (1)

 3.2-Amendment to Second Amended and Restated Articles of Incorporation of the
Company. (2)

 3.2-Form of By-laws of the Company.(3)

 4.1-Agreement of the Company dated February 23, 2000 to furnish certain debt instruments to the Securities and Exchange Commission.

 4.2-Revolving Credit Agreement dated as of July 1, 1993, Amended and Restated as of December 17, 1996, by and among Carnival Corporation, Citibank, N.A. and various other lenders.(4)

 4.3-Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc.
and First Trust National Association, as Trustee, relating to the Debt
Securities, including form of Debt Security.(5)

10.1-Retirement and Consulting Agreement dated November 26, 1999 between Alton
Kirk Lanterman, Carnival Corporation and Holland America Line-Westours Inc.

10.2-Executive Long-term Compensation Agreement dated January 16, 1998 between
Robert H. Dickinson and Carnival Corporation. (6)

10.3-1994 Carnival Cruise Lines Key Management Incentive Plan as amended on
April 12, 1999. (7)

10.4-Amended and Restated Carnival Corporation 1992 Stock Option Plan. (8)

10.5-Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January
15, 1993 and as amended January 5, 1998 and December 21, 1998. (9)

10.6-Carnival Corporation "Fun Ship" Nonqualified Savings Plan. (10)

10.7 -Amendments to The Carnival Corporation Nonqualified Retirement Plan for
Highly Compensated. (11)

10.8-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.(12)

10.9-1993 Outside Directors' Stock Option Plan as amended on April 6, 1998. (13)

10.10-Form of Deferred Compensation Agreement between the Company and Meshulam
Zonis.(14)

10.11-Consulting Agreement/Registration Rights Agreement dated June 14, 1991, between the Company and Ted Arison.(15)

10.12-First Amendment to Consulting Agreement/Registration Rights Agreement.(16)

10.13-Atle Brynestad Indemnification Agreement. (17)

10.14-Shareholders' Agreement dated February 21, 1996 between Carnival
Corporation and David Crossland.(18)

10.15-Maks L. Birnbach Director's Agreement.(19)

10.16-William S. Ruben Director's Agreement.(20)

10.17-Stuart Subotnick Director's Agreement.(21)

10.18-Sherwood M. Weiser Director's Agreement.(22)

10.19-Uzi Zucker Director's Agreement. (23)

10.20-David Crossland Director's Agreement.(24)

10.21-James M. Dubin Director's Agreement.(25)

10.22-Modesto M. Maidique Director's Agreement.(26)

10.23-Richard G. Capen Director's Agreement.(27)

10.24-Shari Arison Dorsman Director's Agreement.(28)

10.25-Executive Long-term Compensation Agreement dated January 11, 1999, between the Company and Micky Arison. (29)

10.26-Executive Long-term Compensation Agreement dated January 11, 1999, between the Company and Howard S. Frank. (30)

10.27-HAL Antillen N.V. and subsidiaries Key Management Incentive Plan. (31)

10.28-1994 Transaction-Extension Agreement, dated January 18, 2000, between
Carnival Corporation, Sherwood Weiser and others.

10.29-Amended and Restated 1994 Security and Pledge Agreement, dated January 18,
2000, between Carnival Corporation and Sherwood Weiser.

10.30-Security and Pledge Agreement, dated January 18, 2000, between Carnival
Corporation and Sherwood Weiser.

10.31-Stock Purchase Agreement, dated January 18, 2000, between Carnival
Corporation, Sherwood Weiser and others.

10.32-Carnival Corporation Supplemental Executive Retirement Plan.

10.33- Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
Plan.

12.0-Ratio of Earnings to Fixed Charges.

13.0-Portions of 1999 Annual Report incorporated by reference into 1999 Annual
Report on Form 10-K.

21-Subsidiaries of the Company.

23.0-Consent of PricewaterhouseCoopers LLP.

27.0-Financial Data Schedule (for SEC use only).
Sequential
Numbering
System
Exhibits

(1)Incorporated by reference to Exhibit No. 3 to the registrant's registration statement on Form S-3 (File No. 333-68999), filed with the Securities and Exchange Commission.

(2) Incorporated by reference to Exhibit 3.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended May 31, 1999 (Commission File No.
1-9610), filed with the Securities and Exchange Commission.

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

(7) Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended May 31, 1999 (Commission File No.
1-9610), filed with the Securities and Exchange Commission.

(8)Incorporated by reference to Exhibit No. 10.4 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1997 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(9)Incorporated by reference to Exhibit No. 10.5 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1998 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

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

(13)Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended May 31, 1999 (Commission File No.
1-9610), filed with the Securities and Exchange Commission.

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

(17)Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended May 31, 1999 (Commission File No.
1-9610), filed with the Securities and Exchange Commission.

(18)Incorporated by reference to Exhibit 10.4 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1996 (Commission File No.
1-9610), filed with the Securities and Exchange Commission.

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

(29)Incorporated by reference to Exhibit No. 10.36 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1998 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(30)Incorporated by reference to Exhibit No. 10.37 to the registrant's Annual
Report on Form 10-K for the fiscal year ended November 30, 1998 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(31)Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1999 (Commission File No.
1-9610), filed with the Securities and Exchange Commission.

