Form 10-Q
period 2000-02-29
CARNIVAL CORP
filed 2000-04-14
CIK 815097

1


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

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

     Common Stock, $.01 par value - 604,455,414 shares as of April 11, 2000.


                              CARNIVAL CORPORATION


                                    I N D E X



                                                              Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets -
           February 29, 2000 and November 30, 1999              3

         Consolidated Statements of Operations -
           Three Months Ended February 29, 2000
           and February 28, 1999                                4

         Consolidated Statements of Cash Flows -
           Three Months Ended February 29, 2000
           and February 28, 1999                                5

         Notes to Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.        13


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                    17

Item 5.  Other Information.                                    18

Item 6.  Exhibits and Reports on Form 8-K.                     19


PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

                              CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                  February 29,    November 30,
                                                      2000           1999
ASSETS
Current Assets
  Cash and cash equivalents                        $  552,764      $ 521,771
  Short-term investments                                5,553         22,800
  Accounts receivable, net                             82,288         62,887
  Consumable inventories, at average cost              86,760         84,019
  Prepaid expenses and other                          124,815        100,159
    Total current assets                              852,180        791,636

Property and Equipment, Net                         6,439,471      6,410,527

Investments in and Advances to Affiliates             543,849        586,922

Goodwill, less Accumulated Amortization of
    $88,767 and $85,272                               458,846        462,340

Other Assets                                           38,327         34,930
                                                   $8,332,673     $8,286,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                $  207,817     $  206,267
  Accounts payable                                    197,521        195,879
  Accrued liabilities                                 221,165        262,170
  Customer deposits                                   660,653        675,816
  Dividends payable                                    64,819         64,781
    Total current liabilities                       1,351,975      1,404,913

Long-Term Debt                                        865,666        867,515

Deferred Income and Other Long-Term Liabilities        89,409         82,680

Commitments and Contingencies (Note 5)

Shareholders' equity
  Common Stock; $.01 par value; 960,000 shares
    authorized; 617,326 and 616,966 shares
    issued and outstanding                              6,173          6,170
  Additional paid-in capital                        1,768,584      1,757,408
  Retained earnings                                 4,283,203      4,176,498
  Unearned stock compensation                         (13,982)        (9,945)
  Accumulated other comprehensive (loss) income       (18,355)         1,116
    Total shareholders' equity                      6,025,623      5,931,247
                                                   $8,332,673     $8,286,355

The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                        Three Months Ended February 29/28,
                                                2000             1999

Revenues                                      $824,878         $748,258

Costs and Expenses
  Operating expenses                           465,440          416,103
  Selling and administrative                   120,879          110,770
  Depreciation and amortization                 67,604           57,904
                                               653,923          584,777

Operating Income Before Loss
  From Affiliated Operations                   170,955          163,481

Loss From Affiliated Operations, Net           (11,437)          (5,917)

Operating Income                               159,518          157,564

Nonoperating Income (Expense)
  Interest income                                6,939            6,887
  Interest expense, net of
    capitalized interest                        (8,589)         (13,390)
  Other income, net                              8,897            2,996
  Income tax benefit                             4,752            4,806
  Minority interest                                              (1,102)
                                                11,999              197
  Net Income                                  $171,517         $157,761



Earnings Per Share:
  Basic                                           $.28             $.26
  Diluted                                         $.28             $.26




The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            Three Months Ended February 29/28,
                                                 2000             1999
OPERATING ACTIVITIES
Net income                                     $171,517         $157,761
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                67,604           57,904
    Dividends received and loss
      from affiliated operations, net            24,547            5,917
    Minority interest                                              1,102
    Other                                         2,640            2,172
Changes in operating assets and liabilities
  Increase in:
    Receivables                                 (20,033)         (12,333)
    Consumable inventories                       (2,741)          (2,177)
    Prepaid expenses and other                  (24,663)          (4,222)
  Increase (decrease) in:
    Accounts payable                              1,642          (11,934)
    Accrued liabilities                         (40,090)          (2,958)
    Customer deposits                           (15,163)          17,561
       Net cash provided from operating
         activities                             165,260          208,793

INVESTING ACTIVITIES
Decrease (increase) in short-term
  investments, net                               16,463         (210,686)
Additions to property and equipment, net        (93,046)         (50,977)
Other, net                                        2,761           21,167
       Net cash used for investing activities   (73,822)        (240,496)

FINANCING ACTIVITIES
Proceeds from long-term debt                      7,364            5,861
Principal payments of long-term debt             (7,715)        (214,282)
Dividends paid                                  (64,774)         (53,590)
Proceeds from issuance of Common Stock, net       4,680          730,812
Other                                                               (117)
       Net cash (used for) provided from
         financing activities                   (60,445)         468,684
       Net increase in cash and
         cash equivalents                        30,993          436,981
Cash and cash equivalents at beginning
  of period                                     521,771          137,273
Cash and cash equivalents at end of period     $552,764         $574,254


The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Carnival Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

     The accompanying consolidated balance sheet at February 29, 2000 and the consolidated statements of operations and cash flows for the three months ended February 29/28, 2000 and 1999 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its consolidated subsidiaries (referred to collectively as the "Company") and its affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                             February 29,        November 30,
                                                2000                 1999

Ships                                       $6,548,257            $6,543,592
Ships under construction                       567,441               506,477
                                             7,115,698             7,050,069
Land, buildings and improvements               229,012               235,333
Transportation and other equipment             423,793               395,008

Total property and equipment                 7,768,503             7,680,410

Less accumulated depreciation and
  amortization                              (1,329,032)           (1,269,883)
                                            $6,439,471            $6,410,527

     Capitalized interest, primarily on ships under construction, amounted to $10.0 million and $10.4 million for the three months ended February 29/28, 2000 and 1999, respectively.



NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                  February 29,    November 30,
                                                      2000           1999
Commercial paper                                $    7,364       $
Unsecured 5.65% Notes Due October 15, 2000         199,942          199,920
Unsecured 6.15% Notes Due April 15, 2008           199,577          199,564
Unsecured 6.65% Debentures due January 15, 2028    199,281          199,274
Unsecured 6.15% Notes Due October 1, 2003          124,975          124,974
Unsecured 7.2% Debentures Due October 1, 2023      124,887          124,886
Unsecured 7.7% Notes Due July 15, 2004              99,950           99,947
Unsecured 7.05% Notes Due May 15, 2005              99,896           99,891
Other notes payable                                 17,611           25,326
                                                 1,073,483        1,073,782
Less portion due within one year                  (207,817)        (206,267)
                                                $  865,666       $  867,515


NOTE 4 - SHAREHOLDERS' EQUITY

     The Company's Articles of Incorporation, as amended, authorizes the Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences and has a $.01 par value. At February 29, 2000 and November 30, 1999, no Preferred Stock had been issued.

     During the three months ended February 29/28, 2000 and 1999, the Company declared quarterly cash dividends of $.105 and $.09 per share, or an aggregate of $64.8 million and $55.2 million, respectively.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     A description of ships under contract for construction at April 11, 2000 is as follows (in millions, except passenger capacity data):

                           Expected                                 Estimated
                           Service                    Passenger       Total
Ship                        Date(1)     Shipyard      Capacity(2)      Cost(3)

Carnival Cruise Lines
  Carnival Victory           9/00      Fincantieri        2,758      $  450
  Carnival Spirit            4/01      Masa-Yards         2,120         375
  Carnival Pride             1/02      Masa-Yards(4)      2,120         375
  Carnival Legend            8/02      Masa-Yards(4)      2,120         375
  Carnival Conquest         12/02      Fincantieri(5)     2,974         500
  Carnival Glory             8/03      Fincantieri(5)     2,974         500
  Newbuild                  11/04      Fincantieri(6)     2,974         500
    Total Carnival Cruise Lines                          18,040       3,075

Holland America Line
  Amsterdam                 11/00      Fincantieri        1,380         300
  Newbuild                  10/02      Fincantieri(6)     1,820         410
  Newbuild                   8/03      Fincantieri(6)     1,820         410
  Newbuild                   1/04      Fincantieri(6)     1,820         410
  Newbuild                   9/04      Fincantieri(6)     1,820         410
  Newbuild                   6/05      Fincantieri(6)     1,820         410
    Total Holland America Line                           10,480       2,350
       Total                                             28,520      $5,425

  (1) The expected service date is the date the ship is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in German Deutsche Marks and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) In March 2000 the Company entered into additional contracts with the shipyard to increase the size of these ships. Although the initial contracts are denominated in U.S. dollars, these additional contract costs are denominated in Italian Lira and have been fixed into U.S. dollars through utilization of forward foreign currency contracts.
  (6) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.

     On April 6, 2000, the Company accepted delivery of Holland America Line's Zaandam with a passenger capacity of 1,440 and an estimated total cost of $300 million. The Zaandam's expected service date is in May 2000.

     In connection with the ships under contract for construction, including the Zaandam, the Company has paid approximately $567 million through February 29, 2000 and anticipates paying approximately $805 million during the twelve month period ending February 28, 2001 and approximately $4.4 billion thereafter.


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

     Holland America Westours has entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was approved by the court on September 28, 1998. One member of the settlement class appealed the court's approval of the settlement and a decision on such appeal is expected
shortly.   A further appeal could be taken by either party which could result in the settlement being delayed for an additional one year. Unless the appeal is successful, Holland America will issue travel vouchers with a face value of $10- $50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and will pay a portion of the plaintiffs' legal fees. The amount and timing of the travel vouchers to be redeemed and the effects of the travel voucher redemption on revenues is not reasonably determinable. Accordingly, the Company has not established a liability for the travel voucher portion of the settlements and will account for the redemption of the vouchers as a reduction of future revenues. In 1998, the Company established a liability for the estimated distribution costs of the settlement notices and plaintiffs' legal costs.

     Several complaints were filed against Carnival and/or Holland America Westours (collectively the "Travel Agent Complaints") on behalf of purported classes of travel agencies who had booked a cruise with Carnival or Holland America, claiming that advertising practices regarding port charges resulted in an improper commission bypass. The two remaining actions, filed in California and Florida, allege violations of state consumer protection laws, claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. These actions are in various stages of progress and are proceeding.

     It is not now possible to determine the ultimate outcome of the pending Passenger and Travel Agent Complaints if such claims should proceed to trial. Management believes that the Company has meritorious defenses to the claims. Management understands that purported class actions similar to the Passenger and Travel Agent Complaints have been filed against several other cruise lines.

     Four complaints were filed between February and April, 2000 against the Company and four of its officers on behalf of a purported class of purchasers of Common Stock of the Company, claiming that statements made by the Company in public filings violate federal securities laws. The plaintiffs seek unspecified compensatory damages, attorneys' fees and costs and expert fees. The Company's time to respond to the complaints likely will be extended until such time as the court appoints a lead plaintiff and lead counsel for plaintiffs and a consolidated amended complaint is filed. It is not now possible to determine the ultimate outcome of these pending complaints if such claims should proceed to trial. Management believes that the Company and these officers have meritorious defenses to these claims. Accordingly, the Company and these officers intend to vigorously defend against all such actions.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such claims and lawsuits, which are not covered by insurance, would not have a material adverse effect on the Company's financial condition or results of operations.

Guarantees

     The Company has effectively guaranteed certain obligations or provided letters of credit to participants in two ship lease out and lease back transactions which, at February 29, 2000, total approximately $365 million. Only in the remote event of nonperformance by certain major financial institutions, which have long-term credit ratings of AAA, would the Company be required to make any payments under these guarantees.

     At February 29, 2000, the Company has guaranteed approximately $103 million of debt which includes, among other things, Il Ponte's acquisition indebtedness for the Company's interest in Costa.


NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income for the three months ended February 29/28, 2000 and 1999 was as follows (in thousands):

                                                  2000              1999

Net income                                     $171,517           $157,761
Changes in securities valuation allowance          (784)                (1)
Foreign currency translation adjustment         (18,689)            (7,168)
Total comprehensive income                     $152,044           $150,592

NOTE 7 - SEGMENT INFORMATION

     The Company's cruise segment includes five cruise brands which have been aggregated as a single operating segment based on the similarity of their economic characteristics. Cruise revenues are comprised of sales of passenger tickets, including, in some cases, air transportation to and from the cruise ship, and revenues from certain onboard activities and other related services. The tour segment represents the operations of Holland America Westours.
Selected segment information for the three months ended February 29/28, 2000 and 1999 was as follows (in thousands):

                                        2000                      1999
                                         Operating                 Operating
                                           income                    income
                            Revenues       (loss)       Revenues     (loss)

Cruise                      $817,851     $184,134       $741,076   $180,434
Tour                           7,435      (11,552)         7,504    (11,898)
Affiliated operations                     (11,437)                   (5,917)
Reconciling items (a)           (408)      (1,627)          (322)    (5,055)
                            $824,878     $159,518       $748,258   $157,564


(a) Revenues consist of intersegment revenues. Operating loss represents corporate expenses not allocated to segments.


     Selected segment information for the Company's affiliated operations which is not included in the Company's consolidated operations for the first quarter of fiscal 2000 and 1999 was as follows (in thousands):


                                    2000                       1999

Revenues                         $1,170,554                $1,184,956
Net loss                         $  (44,024)               $  (20,420)



NOTE 8 - EARNINGS PER SHARE

     Earnings per share have been computed as follows (in thousands, except per share data):

                                        Three Months Ended February 29/28,
                                              2000                1999
BASIC:
  Net income                                $171,517            $157,761
  Average common shares outstanding          617,127             608,940
  Earnings per share                        $    .28            $    .26

DILUTED:
  Net income                                $171,517            $157,761
  Effect on net income of assumed
    purchase of minority interest                                  1,102
  Net income available assuming dilution    $171,517            $158,863

  Average common shares outstanding          617,127             608,940
  Effect of dilutive securities:
    Additional shares issuable upon:
      Assumed exercise of Cunard Line
        Limited's minority shareholders
        purchase option                                            5,439
      Various stock plans                      3,110               3,881
  Average shares outstanding
    assuming dilution                        620,237             618,260
  Earnings per share                        $    .28             $   .26


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


NOTE 10 - SUBSEQUENT EVENTS

     On February 28, 2000, the Company announced that its Board of Directors approved the repurchase of up to $1 billion of the Company's Common Stock. As of April 12, 2000, the Company has repurchased 13.0 million shares of its Common Stock at a cost of approximately $311.6 million.

     On March 16, 2000, the Company and Star Cruises PLC announced the termination of their joint venture agreement, which would have resulted in the Company owning a 40% interest in NCL Holding ASA, the parent company of Norwegian Cruise Line.


ITEM 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations.


     Certain statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II. OTHER INFORMATION, ITEM 5. (b) Forward-Looking Statements".

RESULTS OF OPERATIONS

     The Company earns its cruise revenues primarily from (i) the sale of passenger tickets, which includes accommodations, meals, and most onboard activities, (ii) the sale of air transportation to and from the cruise ships and
(iii) the sale of goods and services on board its cruise ships, such as casino gaming, bar sales, gift shop sales and other related services. The Company also derives revenues from the tour and related operations of Holland America Westours.

     For selected segment information related to the Company's revenues and operating income see Note 7 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information for the periods indicated is as follows:

                                             Three Months Ended February 29/28,
                                                   2000                1999

Revenues                                           100%                 100%

Costs and Expenses
  Operating expenses                                56                   55
  Selling and administrative                        15                   15
  Depreciation and amortization                      8                    8
Operating Income Before Loss from
  Affiliated Operations                             21                   22
Loss from Affiliated Operations, Net                (1)                  (1)
Operating Income                                    20                   21
Nonoperating Income                                  1                    -
Net Income                                          21%                  21%

Selected Statistical Information (in thousands):
  Passengers carried                               566                  517
  Passenger cruise days (1)                      3,839                3,505
  Occupancy percentage                           103.4%               100.9%

(1) A passenger cruise day is one passenger sailing for a period of one day. For example, one passenger sailing on a one week cruise is seven passenger cruise days.

GENERAL

     The Company's cruise and tour operations experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for its cruise operations is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. The Company's tour revenues are highly seasonal with a vast majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

     The year over year percentage increase in average passenger capacity for the Company's cruise brands is expected to be approximately 15.3%, 12.5% and 11.6% in the second, third and fourth quarters of fiscal 2000, respectively, as compared to the same periods of fiscal 1999. These increases are primarily a result of the introduction into service of the Carnival Triumph in July 1999 and Holland America's Volendam in November 1999 and the expected introduction into service of Holland America's Zaandam in May 2000 and the Carnival Victory in September 2000, partially offset by the expected withdrawal from service of Holland America's Nieuw Amsterdam in October 2000.

     The year over year percentage increase in average passenger capacity resulting from the delivery of vessels currently under contract for construction for fiscal 2001 and 2002, net of the impact of the expected withdrawal from service of Holland America's Nieuw Amsterdam, is expected to approximate 10.2% and 7.3%, respectively. The Nieuw Amsterdam has been contracted for sale and is scheduled for closing in October 2000.

     The Company and Airtours plc ("Airtours"), a publicly traded leisure travel company in which the Company holds an approximate 26% interest, each own a 50% interest in Il Ponte S.p.A. ("Il Ponte"), the parent company of Costa Crociere, S.p.A. ("Costa"), an Italian cruise company. The Company records its interest in Airtours and Il Ponte using the equity method of accounting and records its portion of Airtours' and Il Ponte's consolidated operating results on a two-month lag basis. Airtours' revenues are very seasonal due to the nature of the European leisure travel industry. Costa's revenues are moderately seasonal. Typically, Airtours' and Costa's quarters ending June 30 and September 30 experience higher revenues, with revenues in the quarter ending September 30 being the highest.

     In March 2000, management stated that softer ticket pricing resulting from slower booking patterns for post-Millennium cruises, together with increased fuel costs, could cause its fiscal 2000 second quarter earnings to be slightly lower than the comparable prior year quarter. Management also stated that it believes that earnings for the second half of fiscal 2000 will be stronger and estimated that for the entire fiscal 2000, earnings will be 8 percent to 10 percent higher than fiscal 1999.


THREE MONTHS ENDED FEBRUARY 29, 2000 ("2000") COMPARED
TO THREE MONTHS ENDED FEBRUARY 28, 1999 ("1999")

     Revenues

     The increase in total revenues of $76.6 million, or 10.2%, was entirely due to a 10.4% increase in cruise revenues. The cruise revenue changes resulted from an increase of approximately 6.9% in passenger capacity, a 2.7% increase in occupancy rates and a .8% increase in total revenue per passenger cruise day. The increase in passenger capacity resulted primarily from the introduction into service of the Carnival Triumph in July 1999 and Holland America's Volendam in November 1999. The increase in revenue per passenger was primarily due to the higher prices received on the Company's Millennium cruises partially offset by a decrease in revenue per passenger cruise day for certain non-Millennium cruises and a reduction in the number of passengers electing to use the Company's air program. When a passenger elects to provide their own transportation, rather than purchasing air transportation from the Company, both the Company's cruise revenues and operating expenses decrease by approximately the same amount.


     Costs and Expenses

     Operating expenses increased $49.3 million, or 11.9%. Cruise operating costs increased by $48.8 million, or 12.0%, to $455.9 million in 2000 from $407.1 million in 1999. Cruise operating costs increased in 2000 primarily due to additional costs associated with the increased passenger capacity, increases in fuel costs, and operational costs related primarily to the Company's Millennium cruises, partially offset by lower airfare costs. Airfare costs decreased primarily due to a lower percentage of passengers electing to use the Company's air program. Commencing in the fourth quarter of fiscal 1999, the Company began to incur significantly higher fuel costs due to a very large increase in the price of bunker fuel. Assuming 2000 fuel prices remain at the same levels as the end of the 2000 first quarter, the Company estimates that its fuel costs, excluding the impact on Costa's operations, will increase in 2000 by approximately $43 million versus 1999 due to the higher fuel prices. Cruise operating costs as a percentage of cruise revenues were 55.7% and 54.9% in 2000 and 1999, respectively.

     Selling and administrative expenses increased $10.1 million, or 9.1%, primarily due to an increase in advertising and payroll and related costs. Selling and administrative expenses as a percentage of revenues were 14.7% and 14.8%, respectively.

     Depreciation and amortization increased by $9.7 million, or 16.8% to $67.6 million in 2000 from $57.9 million in 1999 primarily due to the additional depreciation associated with the increase in the size of the fleet and Cunard and Seabourn's ship refurbishment expenditures.

     Affiliated Operations

     During 2000, the Company recorded $11.4 million of losses from affiliated operations as compared with $5.9 million of losses in 1999. The Company's portion of Airtours' losses increased $7.9 million to $16.4 million. The Company recorded income of $4.8 million and $2.6 million during 2000 and 1999, respectively, related to its interest in Il Ponte. See the "General" section for a discussion of Airtours' and Costa's seasonality.





     Nonoperating Income (Expense)

     Gross interest expense (excluding capitalized interest) decreased to $18.6 million from $23.8 million primarily as a result of lower average outstanding debt balances partially offset by a slightly higher weighted average borrowing cost.

     Other income in 2000 of $8.9 million primarily relates to $8.5 million of compensation received from the shipyard related to the late delivery of Holland America's Zaandam, net of certain related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash

     The Company's business provided $165.3 million of net cash from operations during the three months ended February 29, 2000, a decrease of 20.8% compared to 1999. The decrease was primarily due to changes in operating assets and liabilities partially offset by higher net income.

     Uses of Cash

     During the three months ended February 29, 2000, the Company made net expenditures of approximately $93.0 million on capital projects, of which $64.0 million was spent in connection with its ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of computer equipment, ship refurbishments, tour assets and other equipment.

     During the three months ended February 29, 2000, the Company had net borrowings of $7.4 million under its commercial paper programs and made principal payments totaling $7.7 million pursuant to various notes payable. In addition, the Company paid cash dividends of $64.8 million in the three months ended February 29, 2000.

     On February 28, 2000, the Company announced that its Board of Directors approved the repurchase of up to $1 billion of the Company's Common Stock. As of April 12, 2000, the Company has repurchased 13.0 million shares of its Common Stock at a cost of approximately $311.6 million.

     Future Commitments

     As of April 11, 2000, the Company, excluding Costa, has contracts for the delivery of thirteen new ships over the next five years. The Company's remaining obligations related to these contracts and the Zaandam, which was delivered to the Company on April 6, 2000, is to pay approximately $805 million during the twelve months ending February 28, 2001 and approximately $4.4 billion thereafter.

     In addition to these ship construction contracts, the Company has a letter of intent for the construction of Cunard Line's Queen Mary 2. No assurance can be given that this letter of intent will result in a ship construction contract.

     At February 29, 2000, the Company had $1.1 billion of long-term debt of which $208 million is due during the twelve months ending February 28, 2001. See Notes 3 and 5 in the accompanying financial statements for more information regarding the Company's debts and commitments.

     Funding Sources

     At February 29, 2000, the Company had approximately $558.3 million in cash, cash equivalents and short-term investments. These funds along with future cash from operations are expected to be the Company's principal sources of capital to fund its working capital and debt service requirements, ship construction costs, stock repurchase program and dividend payments. Additionally, the Company may also fund a portion of these cash requirements from borrowings under its revolving credit facilities or commercial paper programs. At February 29, 2000, the Company had approximately $1.2 billion available for borrowing under its revolving credit facilities.

     To the extent that the Company is required to or chooses to fund future cash requirements from sources other than as discussed above, management believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints", were previously reported in the Company's Annual Report on Form 10-K for the year ended November 30, 1999 (the "1999 Form 10-K"). The following is the only material subsequent development in such cases.

     In the Illinois action, the plaintiffs filed a motion to vacate the stay imposed by the state appellate court, pending resolution of Carnival's appeal. That motion was denied on March 15, 2000. On March 28, 2000, the state appellate court issued an opinion reversing the order of the trial court and enforcing Carnival's forum selection clause. The state appellate court thus held that plaintiffs' claims must be dismissed in favor of litigation in Florida.

     Several actions collectively referred to as the "Travel Agent Complaints" were previously reported in the 1999 Form 10-K. The following is the only material subsequent development in such cases.

     In September 1997, a Travel Agent Complaint was filed against Holland America Westours in the Superior Court of the State of Washington for King County by N.G.L. Travel Associates on behalf of a purported nationwide class of travel agencies who booked cruises with Holland America. On March 20, 2000, this case was dismissed by the court at the request of the plaintiff. The dismissal was without prejudice.

     On February 29, 2000, a class action was filed against the Company and four of its officers in the United States District Court for the Southern District of Florida by Sandy Katz on behalf of herself and a purported class of persons who purchased Common Stock of the Company between February 25, 1999 and February 16, 2000. The complaint alleges that statements made by the Company in public filings relating to compliance with applicable safety regulations were in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint also alleges violations by the individual defendants as controlling persons under Section 20(a) of the Securities Exchange Act of 1934.

     On March 15, 2000, March 17, 2000 and April 3, 2000, almost identical class actions were filed against the Company and the same individual defendants in the same court by Edward R. Stone, Morris Troglin and Sandy Gottlieb, respectively, on behalf of each of them and a purported class of persons who purchased Common Stock of the Company during the same class period as the first-filed action requesting the same relief.

     In each action, the plaintiff seeks certification of a class action and the appointment of the named plaintiff as class representative, and an award of unspecified compensatory damages in favor of all class members for the damages allegedly sustained as a result of defendants' actions, plus counsel fees and expenses and expert costs. The time for defendants to respond to the complaint has not yet arrived, and likely will be extended until a lead plaintiff and lead counsel for the plaintiffs are appointed and a consolidated amended complaint filed.


Item 5.  Other Information.

(a)   Subsequent Event

     On March 16, 2000, the Company and Star Cruises PLC announced the termination of their joint venture agreement, which would have resulted in the Company owning a 40% interest in NCL Holding ASA, the parent company of Norwegian Cruise Line.

(b) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises, including the effects on consumer demand of armed conflicts, political instability or adverse media publicity; increases in cruise industry capacity; changes in tax laws and regulations; the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; changes in food and fuel commodity prices; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels at sea; changes in foreign currency prices which may impact the income or loss from certain affiliated operations and certain cruise related revenues and expenses; and changes in laws and regulations applicable to the Company.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      12  Ratio of Earnings to Fixed Charges.
      27  Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K

     Current Report on Form 8-K filed with the Commission on December 3, 1999 related to the Company's intention to commence a cash tender offer to purchase NCL Holding ASA.

     Current Report on Form 8-K filed with the Commission on January 24, 2000 related to the Company entering into a letter of intent with Fairfield Communities, Inc. for a proposed merger with Fairfield.

     Current Report on Form 8-K filed with the Commission on February 4, 2000 related to the Company's entering into a memorandum of understanding with Star Cruises PLC for a proposed joint venture for the management and control of the business, operations and affairs of NCL Holding, ASA.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: April 13, 2000                  BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: April 13, 2000                  BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer




EXHIBIT 12

                                CARNIVAL CORPORATION
                         RATIO OF EARNINGS TO FIXED CHARGES
                           (in thousands, except ratios)

                                     Three Months Ended February 29/28,
                                             2000             1999
Net income                                 $171,517         $157,761
Income tax benefit                           (4,752)          (4,806)
Income before income tax benefit            166,765          152,955

Adjustment to Earnings:
  Minority interest                                            1,102
  Dividends received less loss
    from affiliate operations, net           24,547            5,917
Earnings as adjusted                        191,312          159,974

Fixed Charges:
  Interest expense, net                       8,589           13,390
  Interest portion of rent expense(1)           833              916
  Capitalized interest                        9,998           10,406

Total fixed charges                          19,420           24,712

Fixed charges not affecting earnings:
  Capitalized interest                       (9,998)         (10,406)

Earnings before fixed charges              $200,734         $174,280
Ratio of earnings to fixed charges             10.3x             7.1x

(1) Represents one-third of rent expense, which management believes to be representative of the interest portion of rent expense.