Form 10-Q
period 2000-05-31
CARNIVAL CORP
filed 2000-07-17
CIK 815097

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

     Common Stock, $.01 par value - 589,403,410 shares as of July 10, 2000.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

                              CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                     May 31,      November 30,
                                                      2000            1999
ASSETS
Current Assets
  Cash and cash equivalents                         $295,567       $ 521,771
  Short-term investments                               4,584          22,800
  Accounts receivable, net                            96,718          62,887
  Consumable inventories, at average cost             94,691          84,019
  Prepaid expenses and other                         130,877         100,159
    Total current assets                             622,437         791,636

Property and Equipment, Net                        6,674,115       6,410,527

Investments in and Advances to Affiliates            541,646         586,922

Goodwill, less Accumulated Amortization of
    $92,300 and $85,272                              455,314         462,340

Other Assets                                          48,662          34,930
                                                  $8,342,174      $8,286,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt               $  208,864      $  206,267
  Accounts payable                                   194,623         195,879
  Accrued liabilities                                243,055         262,170
  Customer deposits                                  854,383         675,816
  Dividends payable                                   63,371          64,781
    Total current liabilities                      1,564,296       1,404,913

Long-Term Debt                                       871,048         867,515

Deferred Income and Other Long-Term Liabilities       91,235          82,680

Commitments and Contingencies (Note 5)

Shareholders' equity
  Common Stock; $.01 par value; 960,000 shares
    authorized; 617,389 and 616,966 shares
    issued                                             6,174           6,170
  Additional paid-in capital                       1,770,040       1,757,408
  Retained earnings                                4,423,788       4,176,498
  Unearned stock compensation                        (13,457)         (9,945)
  Accumulated other comprehensive (loss) income      (35,807)          1,116
  Treasury Stock; 14,030 shares at cost             (335,143)              -
    Total shareholders' equity                     5,815,595       5,931,247
                                                  $8,342,174      $8,286,355

The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                       Six Months             Three Months
                                      Ended May 31,           Ended May 31,
                                    2000         1999        2000       1999

Revenues                        $1,700,005   $1,544,407   $875,127   $796,149

Costs and Expenses
  Operating expenses               962,561      848,529    497,121    432,426
  Selling and administrative       241,706      216,287    120,827    105,517
  Depreciation and amortization    135,892      116,815     68,288     58,911
                                 1,340,159    1,181,631    686,236    596,854

Operating Income Before
  (Loss) Income From Affiliated
  Operations                       359,846      362,776    188,891    199,295

(Loss) Income From Affiliated
  Operations, Net                   (5,909)      (7,099)     5,528     (1,182)

Operating Income                   353,937      355,677    194,419    198,113

Nonoperating Income (Expense)
  Interest income                   11,459       18,362      4,520     11,475
  Interest expense, net of
    capitalized interest           (15,460)     (26,880)    (6,871)   (13,490)
  Other income, net                 18,246        7,941      9,349      4,945
  Income tax benefit                 7,291        7,645      2,539      2,839
  Minority interest                              (1,642)                 (540)
                                    21,536        5,426      9,537      5,229
Net Income                      $  375,473   $  361,103   $203,956   $203,342



Earnings Per Share:
  Basic                               $.61         $.59       $.34       $.33
  Diluted                             $.61         $.59       $.34       $.33








The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                Six Months Ended May 31,
                                                 2000             1999
OPERATING ACTIVITIES
Net income                                     $375,473         $361,103
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization               135,892          116,815
    Dividends received and loss
      from affiliated operations, net            19,019           19,017
    Minority interest                                              1,642
    Other                                           562            2,225
Changes in operating assets and liabilities
  Increase in:
    Receivables                                 (34,919)         (25,046)
    Consumable inventories                      (10,672)          (5,586)
    Prepaid expenses and other                  (30,733)          (9,482)
  (Decrease) increase in:
    Accounts payable                             (1,256)          11,569
    Accrued liabilities                         (17,356)          (3,219)
    Customer deposits                           178,567          184,336
      Net cash provided from operating
        activities                              614,577          653,374

INVESTING ACTIVITIES
Decrease (increase) in short-term
  investments, net                               23,596         (608,278)
Additions to property and equipment, net       (392,437)        (112,860)
Other, net                                      (12,484)          44,212
      Net cash used for investing activities   (381,325)        (676,926)

FINANCING ACTIVITIES
Proceeds from long-term debt                      7,477            7,721
Principal payments of long-term debt             (7,902)        (363,799)
Dividends paid                                 (129,593)        (108,764)
Proceeds from issuance of Common Stock, net       5,705          733,882
Purchase of treasury stock                     (335,143)
Other                                                               (121)
      Net cash (used for) provided from
        financing activities                   (459,456)         268,919
      Net (decrease) increase in cash and
        cash equivalents                       (226,204)         245,367
Cash and cash equivalents at beginning
  of period                                     521,771          137,273
Cash and cash equivalents at end of period     $295,567         $382,640


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

     The accompanying consolidated balance sheet at May 31, 2000 and the consolidated statements of operations for the six and three months ended May 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended May 31, 2000 and 1999 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its consolidated subsidiaries (referred to collectively as the "Company") and its affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                               May 31,            November 30,
                                                2000                 1999

Ships                                       $6,856,277            $6,543,592
Ships under construction                       528,432               506,477
                                             7,384,709             7,050,069
Land, buildings and improvements               235,745               235,333
Transportation and other equipment             425,061               395,008

Total property and equipment                 8,045,515             7,680,410

Less accumulated depreciation and
  amortization                              (1,371,400)           (1,269,883)
                                            $6,674,115            $6,410,527

     Capitalized interest, primarily on ships under construction, amounted to $21.5 million and $19.9 million for the six months ended May 31, 2000 and 1999, respectively, and $11.5 million and $9.5 million for the three months ended May 31, 2000 and 1999, respectively.

NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                    May 31,      November 30,
                                                     2000            1999
Unsecured 5.65% Notes Due October 15, 2000      $  199,964       $  199,920
Unsecured 6.15% Notes Due April 15, 2008           199,590          199,564
Unsecured 6.65% Debentures due January 15, 2028    199,288          199,274
Unsecured 6.15% Notes Due October 1, 2003          124,977          124,974
Unsecured 7.2% Debentures Due October 1, 2023      124,888          124,886
Unsecured 7.7% Notes Due July 15, 2004              99,952           99,947
Unsecured 7.05% Notes Due May 15, 2005              99,901           99,891
Other                                               31,352           25,326
                                                 1,079,912        1,073,782
Less portion due within one year                  (208,864)        (206,267)
                                                $  871,048       $  867,515

NOTE 4 - SHAREHOLDERS' EQUITY

     The Company's Articles of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences at the discretion of the Board of Directors and has a $.01 par value. At May 31, 2000 and November 30, 1999, no Preferred Stock had been issued.

     During the six months ended May 31, 2000 and 1999, the Company declared cash dividends of $.21 and $.18 per share, or an aggregate of $128.2 million and $110.4 million, respectively.

     In February 2000, the Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. As of May 31, 2000, the Company had repurchased approximately 14 million shares of its Common Stock at a cost of $335.1 million. Since May 31, 2000, the Company has repurchased an additional 14 million shares at a cost of $274 million.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     A description of ships under contract for construction at July 14, 2000 is as follows (in millions, except passenger capacity data):

                           Expected                                 Estimated
                           Service                    Passenger       Total
Ship                        Date(1)     Shipyard      Capacity(2)      Cost(3)

Carnival Cruise Lines
  Carnival Victory           8/00      Fincantieri        2,758      $  450
  Carnival Spirit            4/01      Masa-Yards         2,124         375
  Carnival Pride             1/02      Masa-Yards(4)      2,124         375
  Carnival Legend            8/02      Masa-Yards(4)      2,124         375
  Carnival Conquest         12/02      Fincantieri        2,974         500
  Carnival Glory             8/03      Fincantieri        2,974         500
  Newbuild                  11/04      Fincantieri(5)     2,974         500
    Total Carnival Cruise Lines                          18,052       3,075

Holland America Line
  Amsterdam                 11/00      Fincantieri        1,380         300
  Newbuild                  10/02      Fincantieri(5)     1,848         410
  Newbuild                   8/03      Fincantieri(5)     1,848         410
  Newbuild                   1/04      Fincantieri(5)     1,848         410
  Newbuild                   9/04      Fincantieri(5)     1,848         410
  Newbuild                   6/05      Fincantieri(5)     1,848         410
    Total Holland America Line                           10,620       2,350

       Total                                             28,672      $5,425

  (1) The expected service date is the date the ship is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in German Marks and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.

     In connection with the ships under contract for construction, the Company has paid approximately $528 million through May 31, 2000 and anticipates paying approximately $914 million during the twelve month period ending May 31, 2001 and approximately $4.0 billion thereafter.


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

     An action has been filed in Florida against Carnival alleging Carnival violated the Americans with Disabilities Act ("ADA") by failing to make certain of its cruise ships accessible to individuals with disabilities (the "ADA Complaint"). Plaintiffs seek compensatory and statutory damages, special and consequential damages, punitive and exemplary damages, injunctive relief and fees and costs. This action is in progress and is proceeding.

     It is not now possible to determine the ultimate outcome of the pending Passenger, Travel Agent and ADA Complaints if such claims should proceed to trial. Management believes that the Company has meritorious defenses to these claims.

     Several complaints were filed against the Company and four of its officers on behalf of a purported class of purchasers of Common Stock of the Company, claiming that statements made by the Company in public filings violate federal securities laws. The plaintiffs seek unspecified compensatory damages, attorneys' fees and costs and expert fees. After the court appoints lead plaintiffs and a lead counsel, the plaintiffs will have sixty days to file a consolidated amended complaint. It is not now possible to determine the ultimate outcome of these pending complaints. Management believes that the Company and these officers have meritorious defenses to these claims. Accordingly, the Company and these officers intend to vigorously defend against all such actions.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such claims and lawsuits, which are not covered by insurance, would not have a material adverse effect on the Company's financial condition or results of operations.

Contingent Obligations

     The Company has certain contingent obligations or has provided letters of credit related to two ship lease transactions which, at May 31, 2000, total approximately $339 million. Only in the remote event of nonperformance by certain major financial institutions, which have long-term credit ratings of AAA, would the Company be required to make any payments under these contingent obligations.

Guarantees

     At May 31, 2000, the Company has guaranteed approximately $100 million of debt which includes, among other things, the acquisition indebtedness for the Company's interest in Costa Crociere, S.p.A. ("Costa").

NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income for the periods indicated was as follows (in thousands):

                                             Six Months          Three Months
                                            Ended May 31,        Ended May 31,
                                           2000      1999       2000      1999

Net income                              $375,473 $361,103  $203,956  $203,342
Changes in securities valuation
  allowance                               (1,690)       7      (906)        8
Foreign currency translation
  adjustment                             (35,233) (29,996)  (16,544)  (22,828)
Total comprehensive income              $338,550 $331,114  $186,506  $180,522

NOTE 7 - SEGMENT INFORMATION

     The Company's cruise segment includes five cruise brands which have been aggregated as a single operating segment based on the similarity of their economic characteristics. Cruise revenues are comprised of sales of passenger tickets, including, in some cases, air transportation to and from the cruise ship, and revenues from certain onboard activities and other related services. The tour segment represents the operations of Holland America Westours. Selected segment information for the periods indicated was as follows (in thousands):

                                  Six Months Ended     Six Months Ended
                                    May 31,2000           May 31, 1999
                                           Operating             Operating
                                             income                income
                                 Revenues    (loss)    Revenues    (loss)
Cruise                          $1,663,135  $384,831  $1,506,179  $388,346
Tour                                44,768   (17,946)     46,124   (19,484)
Affiliated operations                         (5,909)               (7,099)
Reconciling items (a)               (7,898)   (7,039)     (7,896)   (6,086)
                                $1,700,005  $353,937  $1,544,407  $355,677

                                 Three Months Ended    Three Months Ended
                                     May 31,2000           May 31, 1999
                                           Operating             Operating
                                             income                income
                                 Revenues    (loss)    Revenues    (loss)
Cruise                          $  845,284  $200,697  $  765,103  $207,912
Tour                                37,333    (6,394)     38,620    (7,586)
Affiliated operations                          5,528                (1,182)
Reconciling items (a)               (7,490)   (5,412)     (7,574)   (1,031)
                                 $ 875,127  $194,419  $  796,149  $198,113

(a) Revenues consist of intersegment revenues. Operating loss represents corporate expenses not allocated to segments.

      Selected segment information for the Company's affiliated operations for the periods indicated was as follows (in thousands):

                                   Six Months               Three Months
                                  Ended May 31,             Ended May 31,

                                2000        1999          2000        1999

Revenues                     $2,547,083  $2,380,851    $1,376,529  $1,195,895
Net loss                     $  (48,452) $  (23,788)   $   (4,428) $   (3,368)

The table above represents 100% of the affiliated companies' results of operations.




NOTE 8 - EARNINGS PER SHARE

     Earnings per share have been computed as follows (in thousands, except per share data):

                                            Six Months          Three Months
                                           Ended May 31,        Ended May 31,
                                           2000      1999       2000      1999
BASIC:
  Net income                           $375,473  $361,103   $203,956  $203,342
  Average common shares outstanding     611,559   611,074    606,051   613,161
  Earnings per share                   $    .61  $    .59   $    .34  $    .33

DILUTED:
  Net income                           $375,473  $361,103   $203,956  $203,342
  Effect on net income of assumed
    purchase of minority interest                   1,642                  540
  Net income available assuming
    dilution                           $375,473  $362,745   $203,956  $203,882

  Average common shares outstanding     611,559   611,074    606,051   613,161
  Effect of dilutive securities:
    Additional shares issuable upon:
      Assumed exercise of Cunard Line
        Limited's minority shareholders
        purchase option                             5,152                5,152
      Various stock plans                 2,603     3,760      1,908     3,621
  Average shares outstanding
    assuming dilution                   614,162   619,986    607,959   621,934
  Earnings per share                   $    .61  $    .59   $    .34  $    .33




NOTE 9 - RECENT PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for the Company's fiscal year beginning December 1, 2000. The Company has performed a preliminary analysis of the impact of SFAS No. 133 on its existing and currently anticipated activities and believes that the impact of its adoption will not be material to its financial statements, however, the effect on the Company's financial position depends on the fair values of the Company's derivatives and related financial instruments at the date of adoption.


ITEM 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations.


     Certain statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II. OTHER INFORMATION, ITEM 5. (a) Forward-Looking Statements".

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

     For selected segment information related to the Company's revenues and operating income see Note 7 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information for the periods indicated was as follows:

                                       Six Months             Three Months
                                      Ended May 31,           Ended May 31,
                                    2000         1999       2000         1999

Revenues                            100%         100%       100%          100%

Costs and Expenses
  Operating expenses                 57           55         57            54
  Selling and administrative         14           14         14            13
  Depreciation and amortization       8            8          8             8
Operating Income Before Income
  from Affiliated Operations         21           23         21            25
Income from Affiliated
  Operations, Net                     -            -          1             -
Operating Income                     21           23         22            25
Nonoperating Income                   1            -          1             1
Net Income                           22%          23%        23%           26%

Selected Statistical Information (in thousands):
  Passengers carried              1,208        1,058        643           541
  Passenger cruise days (1)       7,920        6,975      4,081         3,470
  Occupancy percentage            102.8%       100.4%     102.3%         99.9%

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

 Average passenger capacity for the Company's cruise brands is expected to increase by approximately 13.1% and 10.6% in the third and fourth quarters of fiscal 2000, respectively, as compared to the same periods of fiscal 1999. These increases are primarily a result of the introduction into service of the Carnival Triumph in July 1999, Holland America's Zaandam and Volendam in May 2000 and November 1999, respectively, and the expected introduction into service of the Carnival Victory in August 2000, partially offset by the expected withdrawal from service of Holland America's Nieuw Amsterdam in October 2000. The Nieuw Amsterdam has been contracted for sale which is scheduled for closing in October 2000.

     The year over year percentage increase in average passenger capacity resulting from the delivery of vessels currently under contract for construction for fiscal 2001 and 2002, net of the impact of the expected withdrawal from service of Holland America's Nieuw Amsterdam, is expected to approximate 10.1% and 6.9%, respectively.

     The Company and Airtours plc ("Airtours"), a publicly traded leisure travel company in which the Company holds an approximate 26% interest, each own a 50% interest in Il Ponte S.p.A. ("Il Ponte"), the parent company of Costa Crociere, S.p.A., an Italian cruise company. The Company records its interest in Airtours and Il Ponte using the equity method of accounting and records its portion of Airtours' and Il Ponte's consolidated operating results on a two-month lag basis. Airtours' revenues are very seasonal due to the nature of the European leisure travel industry. Costa's revenues are moderately seasonal. Typically, Airtours' and Costa's quarters ending June 30 and September 30 experience higher revenues, with revenues in the quarter ending September 30 being the highest.

      On July 13, 2000 Airtours announced the acquisition of all the remaining shares of Frosch Touristik GmbH, subject to regulatory clearance. Prior to this acquisition, Airtours owned approximately 36% of this German tour operator. In addition, Airtours stated that their investments in new markets, in particular Germany, together with the reorganization of their existing operations, will result in fiscal 2000 profits being below their original expectations.

     In June 2000, management announced that it expects that the Company's net revenue yields (net revenue per passenger day multiplied by occupancy) for the second half of 2000 will be somewhat less than last year and that the Company's earnings per share for fiscal 2000 will be slightly higher than fiscal 1999.


SIX MONTHS ENDED MAY 31, 2000 ("2000") COMPARED
TO SIX MONTHS ENDED MAY 31, 1999 ("1999")

     Revenues

     The increase in total revenues of $155.6 million, or 10.1%, was entirely due to a 10.4% increase in cruise revenues. The cruise revenue changes resulted from an increase of approximately 10.8% in passenger capacity, a 2.7% increase in occupancy rates partially offset by a 3.1% decrease in total revenue per
passenger cruise day.   The increase in passenger capacity resulted primarily
from the introduction into service of the Carnival Triumph in July 1999 and Holland America's Volendam in November 1999. The decrease in revenue per passenger was primarily due to lower cruise ticket prices and a reduction in the
number of passengers electing to use the Company's air program.   The decrease
in revenue per passenger is net of the impact of higher cruise ticket prices from the Company's Millennium cruises in the first quarter of fiscal 2000. When a passenger elects to provide his or her own transportation, rather than purchasing air transportation from the Company, both the Company's cruise revenues and operating expenses decrease by approximately the same amount.

     Costs and Expenses

     Operating expenses increased $114.0 million, or 13.4%. Cruise operating costs increased by $115.7 million, or 14.3%. Cruise operating costs increased in 2000 primarily due to additional costs associated with the increased passenger capacity, increases in fuel costs, and operational costs related primarily to the Company's Millennium cruises. Commencing in the fourth quarter of fiscal 1999, the Company began to incur significantly higher fuel costs due to a very large increase in the price of bunker fuel. The increase in fuel costs increased the Company's operating expenses by approximately $30 million for the first six months of 2000. Assuming fuel prices in the third and fourth quarters of fiscal 2000 remain at the same levels as the end of the second quarter of fiscal 2000, the Company estimates that its fuel costs, excluding the impact on Costa's operations, will increase for the full fiscal year 2000 by approximately $50 million as compared to 1999 due to the higher fuel prices. Cruise operating costs as a percentage of cruise revenues were 55.7% and 53.8% in 2000 and 1999, respectively.

     Selling and administrative expenses increased $25.4 million, or 11.8%, primarily due to an increase in advertising and payroll and related costs. Selling and administrative expenses as a percentage of revenues were 14.2% and 14.0% during 2000 and 1999, respectively.

     Depreciation and amortization increased by $19.1 million, or 16.3% primarily due to the additional depreciation associated with the increase in the size of the fleet and Cunard and Seabourn's ship refurbishment expenditures.

     Affiliated Operations

     During 2000, the Company recorded $5.9 million of losses from affiliated operations as compared with $7.1 million of losses in 1999. The Company's portion of Airtours' losses increased $13.2 million to $27.4 million. The Company recorded income of $19.9 million and $7.2 million for the first six months of 2000 and 1999, respectively, related to its interest in Il Ponte. See the three month analysis below for a discussion of certain non-recurring events and the "General" section for a discussion of Airtours' and Costa's seasonality.

     Nonoperating Income (Expense)

     Gross interest expense (excluding capitalized interest) decreased to $37.0 million from $46.8 million primarily as a result of lower average outstanding debt balances partially offset by a slightly higher weighted average borrowing cost.

     Other income in 2000 of $18.2 million primarily relates to $15.1 million of compensation received from the shipyard related to the late delivery of Holland America's Zaandam, net of certain related expenses.


THREE MONTHS ENDED MAY 31, 2000 ("2000") COMPARED
TO THREE MONTHS ENDED MAY 31, 1999 ("1999")

     Revenues

     The increase in total revenues of $79.0 million, or 9.9%, was entirely due to a 10.5% increase in cruise revenues. The cruise revenue changes resulted from an increase of approximately 14.8% in passenger capacity, a 2.8% increase in occupancy rates partially offset by a 7.1% decrease in total revenue per
passenger cruise day.   The increase in passenger capacity resulted primarily
from the introduction into service of the Carnival Triumph in July 1999 and Holland America's Zaandam and Volendam in May 2000 and November 1999, respectively. The decrease in revenue per passenger was primarily due to lower cruise ticket prices and a reduction in the number of passengers electing to use the Company's air program.

     Costs and Expenses

     Operating expenses increased $64.7 million, or 15.0%. Cruise operating costs increased by $66.9 million, or 16.6%, to $470.7 million in 2000 from $403.8 million in 1999. Cruise operating costs increased in 2000 primarily due to additional costs associated with the increased passenger capacity and increases in fuel costs. Cruise operating costs as a percentage of cruise revenues were 55.7% and 52.8% in 2000 and 1999, respectively.

     Selling and administrative expenses increased $15.3 million, or 14.5%, primarily due to an increase in advertising and payroll and related costs. Selling and administrative expenses as a percentage of revenues were 13.8% and 13.3% during 2000 and 1999, respectively.

     Depreciation and amortization increased by $9.4 million, or 15.9% primarily due to the additional depreciation associated with the increase in the size of the fleet and Cunard and Seabourn ship refurbishment expenditures.

     Affiliated Operations

     During 2000, the Company recorded $5.5 million of income from affiliated operations as compared with $1.2 million of losses in 1999. The Company's portion of Airtours' losses increased $5.3 million to $11.0 million. The Company recorded income of $15.1 million and $4.6 million during 2000 and 1999, respectively, related to its interest in Il Ponte. During the second quarter of 2000, the Company's results from affiliated operations included non-recurring net gains of $10.7 million primarily related to a reversal of Costa tax liabilities. See the "General" section for a discussion of Airtours' and Costa's seasonality.

     Nonoperating Income (Expense)

     Gross interest expense (excluding capitalized interest) decreased to $18.4 million from $23.0 million primarily as a result of lower average outstanding debt balances partially offset by a slightly higher weighted average borrowing cost.

     Other income in 2000 of $9.3 million primarily relates to $6.6 million of compensation received from the shipyard related to the late delivery of Holland America's Zaandam, net of certain related expenses.


LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash

     The Company's business provided $614.6 million of net cash from operations during the six months ended May 31, 2000, a decrease of 5.9% compared to 1999. The decrease was primarily due to changes in operating assets and liabilities partially offset by higher net income.

     Uses of Cash

     During the first half of fiscal 2000, the Company made net expenditures of approximately $392.4 million on capital projects, of which $325 million was spent in connection with its ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of computer related expenditures, ship refurbishments, tour assets and other equipment.

     In February 2000, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. As of July 14, 2000, the Company had repurchased 28 million shares of its Common Stock at a cost of approximately $610 million.

     During the six months ended May 31, 2000, the Company had net borrowings of $7.5 million under its commercial paper programs and made principal payments totaling $7.9 million pursuant to various notes payable. In addition, the Company paid cash dividends of $129.6 million in the first half of fiscal 2000.

     Future Commitments

     As of July 14, 2000, the Company, excluding Costa, has contracts for the delivery of thirteen new ships over the next five years. The Company's remaining obligations related to these contracts is to pay approximately $914 million during the twelve months ending May 31, 2001 and approximately $4.0 billion thereafter.

     In addition to these ship construction contracts, the Company has a letter of intent for the construction of Cunard Line's Queen Mary 2. No assurance can be given that this letter of intent will result in a ship construction contract.

     At May 31, 2000, the Company had $1.08 billion of long-term debt of which $208.9 million is due during the twelve months ending May 31, 2001. See Notes 3 and 5 in the accompanying financial statements for more information regarding the Company's debts and commitments.

     Funding Sources

     At May 31, 2000, the Company had approximately $300.2 million in cash, cash equivalents and short-term investments. These funds along with future cash from operations are expected to be the Company's principal sources of capital to fund its working capital and debt service requirements, capital projects, stock repurchase program and dividend payments. Additionally, the Company may also fund a portion of these cash requirements from borrowings under its revolving credit facilities or commercial paper programs. At May 31, 2000, the Company had approximately $1.2 billion available for borrowing under its revolving credit facilities.

     To the extent that the Company is required to or chooses to fund future cash requirements from sources other than as discussed above, management believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.



PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints", were previously reported in the Company's Annual Report on Form 10-K for the year ended November 30, 1999 (the "1999 Form 10-K") and its Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 (the "First Quarter 2000 10-Q"). The following is the significant subsequent development in such cases.

     In the Florida action, Carnival filed a motion for rehearing and clarification of the Third District Court of Appeal's reversal of the trial court's denial of class certification. That motion was denied on May 31, 2000. On June 30, 2000, Carnival filed a notice with the Florida Supreme Court requesting discretionary review of the District Court's decision.

     Several actions collectively referred to as the "Travel Agent Complaints" were previously reported in the 1999 Form 10-K and the First Quarter 2000 10-Q. The following is the significant subsequent development in such cases.

     In the Florida action, N.G.L. Travel Associates had appealed the decision of the circuit court dismissing the action with prejudice. On May 31, 2000, the appellate court upheld the dismissal of the action. On June 14, 2000, N.G.L. Travel Associates filed a motion for rehearing of the appellate court's decision.

     The Company previously reported in the First Quarter 2000 10-Q that several complaints were filed against the Company and four of its officers on behalf of a purported class of purchasers of Common Stock of the Company, claiming that statements made by the Company in public filings violate federal securities laws. On March 27, 2000 and April 27, 2000, three additional substantially identical complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida by Howard Lean, Arthur Earle and the International Brotherhood of Electrical Workers, Local 98 Pension Fund, respectively, on behalf of themselves and a purported class action of persons who purchased Common Stock of the Company during the same class period as the previously reported actions. These complaints will be collectively referred to as the "Stock Purchaser Complaints". The following are significant subsequent developments in such cases.

     On April 28, 2000, certain of the plaintiffs filed a motion seeking their appointment as lead plaintiffs and for appointment of lead counsel for all the plaintiffs. The Company responded to this motion to preserve its defenses to any future motion for class certification. After the court appoints lead plaintiffs and lead counsel, the plaintiffs will have sixty days to file a consolidated amended complaint.

     On December 17, 1998, a complaint was filed against Carnival in the U.S. District Court for the Southern District of Florida by Access Now, Inc. and Edward S. Resnick, alleging Carnival violated the Americans with Disabilities Act by failing to make certain of its cruise ships accessible to individuals with disabilities (the "ADA Complaint"). The plaintiffs seek injunctive relief and fees and costs. By order of the court dated March 17, 1999, the proceeding was stayed, with the court retaining jurisdiction while settlement negotiations are ongoing.

     Carnival's potential liability for accessibility issues under the ADA may also be impacted by the June 22, 2000 decision of a three-judge panel of the United States Court of Appeals for the 11th Circuit in Stevens v. Premier Cruises, Inc. There the court held that vessels flying under a foreign flag were subject to the accessibility requirements of the ADA. Prior to the decision, one of the defenses available to Carnival in defending the ADA Complaint was that the statute was inapplicable to foreign flag ships. The Stevens decision, which eliminates that defense, is now the applicable law in the 11th Circuit, which includes Florida, Georgia and Alabama. The decision is subject to a motion by the defendant for a rehearing by the entire 11th Circuit, or a request for review may be filed with the U.S. Supreme Court.


 Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of the Company was held on April 10, 2000 (the Annual Meeting). Holders of Common Stock were entitled to elect sixteen directors at such annual meeting. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 556,408,376 of the 617,254,814 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

     The following table sets forth the names of the sixteen persons elected at the Annual Meeting to serve as directors until the next annual meeting of shareholders of the Company and the number of votes cast for, against or withheld with respect to each person.

NAME OF DIRECTOR                        FOR          AGAINST        WITHHELD
Micky Arison                        543,542,946        -0-         12,865,430
Shari Arison                        546,079,105        -0-         10,329,271
Maks L. Birnbach                    547,171,153        -0-          9,237,223
Atle Brynestad                      547,609,920        -0-          8,798,456
Richard G. Capen, Jr.               544,727,032        -0-         11,681,344
David Crossland                     541,578,617        -0-         14,829,759
Robert H. Dickinson                 546,259,574        -0-         10,148,802
James M. Dubin                      546,606,928        -0-          9,801,448
Howard S. Frank                     546,255,618        -0-         10,152,758
A. Kirk Lanterman                   546,254,353        -0-         10,154,023
Modesto A. Maidique                 547,057,141        -0-          9,351,235
William S. Ruben                    547,573,620        -0-          8,834,756
Stuart Subotnick                    547,602,948        -0-          8,805,428
Sherwood M. Weiser                  522,831,696        -0-         33,576,680
Meshulam Zonis                      546,242,923        -0-         10,165,453
Uzi Zucker                          543,580,058        -0-         12,828,318

     The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.

                                                                       BROKER
MATTER                             FOR         AGAINST    WITHHELD    NONVOTES

Approval of an amendment
to the Company's Second Amended
and Restated Articles of
Incorporation to prohibit any
person, other than certain
existing holders, from acquiring
or holding shares that would give
such person in the aggregate more
than 4.9% of the value of the
shares of Common Stock of the
Company:                       489,433,040   35,646,196  7,825,712   23,503,428

Approval of Pricewaterhouse-
Coopers LLP as independent
certified public accountants
for the Company for the fiscal
year ending November 30, 2000: 553,174,593      995,543  2,238,240      -0-


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


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     3.1 Certificate of Amendment of Articles of Incorporation of Carnival Corporation.
      12  Ratio of Earnings to Fixed Charges.
      27  Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K

      None

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: July 14, 2000                    BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: July 14, 2000                    BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer



EXHIBIT 3.1

            CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION OF
                              CARNIVAL CORPORATION

      We  the  undersigned  M.  MICKY ARISON and ARNALDO  PEREZ,  President  and
Secretary, respectively, of CARNIVAL CORPORATION, a corporation organized and existing in accordance with the laws of the Republic of Panama, do hereby certify that the Articles of Incorporation of said corporation have been amended as follows:

      1. Articles Fourth through Thirteenth of the Corporation's Second Amended and Restated Articles of Incorporation, as the same may be amended from time to
time   (the  "Articles"),  are  hereby  renumbered  as  Articles  Sixth  through
Fifteenth.

      2. The following two articles shall be added as the new Articles Fourth and Fifth:

      Article 4. Restrictions on Transfer.

      (a) Definitions. For purposes of these Articles 4 and 5, the following terms shall have the following meanings:

     "Amendment Date" shall mean the date that Articles 4 and 5 are adopted in a Certificate of Amendment that is properly filed.

            "Beneficial Ownership" shall mean ownership of Shares by a Person who would be treated as an owner of such Shares directly, indirectly or constructively through the application of Section 267(b) of the Code, as modified in any way by Section 883 of the Code and the regulations promulgated thereunder. The terms "Beneficial Owner", "Beneficially Owns" and "Beneficially Owned" shall have correlative meanings.

      "Charitable Beneficiary" shall mean the organization or organizations described in Section 170(c)(2) and 501(c)(3) of the Code selected by the Excess Share Trustee.

      "Code" shall mean the United States Internal Revenue Code of 1986, as amended from time to time.

      "Excess  Shares"  shall mean Shares resulting from an event  described  in
Section 4(c) hereof.

      "Excess Share Trust" shall mean the trust created pursuant to Article 5 hereof.

      "Excess Share Trustee" shall mean a Person, who shall be unaffiliated with the Corporation, any Purported Beneficial Transferee and any Purported Record Transferee, appointed by the Board of Directors as the trustee of the Excess Shares Trust.

      "Existing Holders" shall mean (i) any member of the group of Persons that jointly filed the Third Amended and Restated Schedule 13D with the United States Securities and Exchange Commission on November 22, 1999 with respect to the beneficial ownership of shares of Common Stock; and (ii) any Permitted Transferee.

     "Market Price" of any class of Shares on any date shall mean the average of the Closing Price for the five (5) consecutive trading days ending on such date, or if such date is not a trading date, the five consecutive trading days preceding such date. The "Closing Price" on any date shall mean (i) the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system on which such class of Shares are listed or admitted to trading on the New York Stock Exchange, or (ii) if such class of Shares are listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which such class of Shares are listed or admitted to trading, or (iii) if such class of Shares are not listed or admitted to trading on any national securities exchange, the last quoted price, or if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or, if such system is no longer in use, the principal other automated quotations system that may then be in use, or (iv) if such class of Shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in such class of Shares selected by the Board of Directors.

     "Ownership Limit" shall mean, in the case of a Person other than an Existing Holder (as defined below), Beneficial Ownership of more than four and nine-tenths percent (4.9%), by value, vote or number, of the Shares. The Ownership Limit shall not apply to any Existing Holder.

      "Permitted Transfer" shall mean a Transfer by an Existing Holder to any Person which does not result in the Corporation losing its exemption from taxation on gross income derived from the international operation of a ship or ships within the meaning of Section 883 of the Code. Any such transferee is herein referred to as a "Permitted Transferee."

     "Person" shall mean a person as defined by Section 7701(a) of the Code.

      "Purported Beneficial Holder" shall mean, with respect to any event (other than a purported Transfer, but including holding Shares in excess of the Ownership Limitation on the Amendment Date) which results in Excess Shares, the Person for whom the Purported Record Holder held Shares that, pursuant to
Section 4(c) hereof, became Excess Shares upon the occurrence of such event.

     "Purported Beneficial Transferee" shall mean, with respect to any purported Transfer which results in Excess Shares, the purported beneficial transferee for whom the Purported Record Transferee would have acquired Shares if such Transfer had been valid under Section 4(b) hereof.

     "Purported Record Holder" shall mean, with respect to any event (other than a purported Transfer, but including holding Shares in excess of the Ownership Limitation on the Amendment Date) which results in Excess Shares, the record holder of the Shares that, pursuant to Section 4(c) hereof, became Excess Shares upon the occurrence of such event.

      "Purported Record Transferee" shall mean, with respect to any purported Transfer which results in Excess Shares, the record holder of the Shares if such Transfer had been valid under Section 4(b) hereof.

     "Restriction Termination Date" shall mean such date as may be determined by the Board of Directors in its sole discretion (and for any reason) as the date on which the ownership and transfer restrictions set forth in Articles 4 and 5 should cease to apply.

      "Shares" shall mean shares of the Corporation as may be authorized and issued from time to time pursuant to Article 3.

      "Transfer" shall mean any sale, transfer, gift, hypothecation, pledge, assignment, devise or other disposition of Shares (including (i) the granting of any option or interest similar to an option (including an option to acquire an option or any series of such options) or entering into any agreement for the sale, transfer or other disposition of Shares or (ii) the sale, transfer, assignment or other disposition of any securities or rights convertible into or exchangeable for Shares), whether voluntary or involuntary, whether of record, constructively or beneficially and whether by operation of law or otherwise. For purposes of this definition, whether securities or rights are convertible or exchangeable for Shares shall be determined in accordance with Sections 267(b) and 883 of the Code.

     (b) Restrictions of Transfers and Other Events.

     Except as provided in Section 4(i) hereof, from the Amendment Date until the Restriction Termination Date: (1) no Person (other than an Existing Holder) shall Beneficially Own Shares in excess of the Ownership Limit; (2) any Transfer that, if effective, would result in any Person (other than an Existing Holder) Beneficially Owning Shares in excess of the Ownership
Limit shall be void ab initio as to the Transfer of that number of Shares which would be otherwise Beneficially Owned by such Person in excess of the Ownership Limit and the intended transferee shall acquire no rights in such Shares in excess of the Ownership Limit; and (3) any Transfer of Shares that, if effective, would result in the Corporation being "closely held" within the meaning of Section 883 of the Code and the regulations promulgated thereunder shall be void ab initio as to the Transfer of that number of Shares which would cause the Corporation to be "closely held" within the meaning of Section 883 of the Code and the regulations promulgated thereunder and the intended transferee shall acquire no rights in such Shares.

     (c) Excess Shares.

        (1) If, notwithstanding the other provisions contained in these Articles, at any time from the Amendment Date until the Restriction Termination Date, there is a purported Transfer or other event such that any Person (other than an Existing Holder) would Beneficially Own Shares in excess of the Ownership Limit, then,  except  as otherwise provided in
Section 4(i) hereof, such  Shares  which would  be  in  excess of the
Ownership Limit (rounded up to  the  nearest  whole
share), shall automatically be designated as Excess Shares (without reclassification), as further described in Section 4(c)(3) hereof. The designation of such Shares as Excess Shares shall be effective as of the close of business on the business day prior to the date of the Transfer or other event. If, after designation of such Shares owned directly by a Person as Excess Shares, such Person still owns Shares in excess of the applicable Ownership Limit, Shares Beneficially Owned by such Person constructively in excess of the Ownership Limit shall be designated as Excess Shares until such Person does not own Shares in excess of the applicable Ownership Limit. Where such Person owns Shares constructively through one or more Persons and the Shares held by such other Persons must be designated as Excess Shares, the designation of Shares held by such other Persons as Excess Shares shall be pro rata.

        (2) If, notwithstanding the other provisions contained in these Articles, at any time from the Amendment Date until the Restriction Termination Date, there is a purported Transfer or other event which, if effective, would cause the Corporation to become "closely held" within the meaning of Section 883 of the Code and regulations promulgated there-under, then, except as otherwise provided in Section 4(i) hereof, the Shares being Transferred or which are otherwise affected by such event and which, in either case, would  cause,  when taken  together  with  all other Shares, the Corporation to  be  "closely  held"
within the meaning of Section 883 of the Code and the regulations promulgated thereunder (rounded up to the nearest whole share) shall automatically be designated as Excess Shares (without reclassification). The designation of such Shares as Excess Shares shall be effective as of the close of business on the business day prior to the date of the Transfer or other event. If, after designation of such Shares owned directly by a Person as Excess Shares, such Person still owns Shares in excess of the applicable Ownership Limit, Shares Beneficially Owned by such Person constructively in excess of the Ownership Limit shall be designated as Excess Shares until such Person does not own Shares in excess of the applicable Ownership Limit. Where such Person owns Shares constructively through one or more Persons and the Shares held by such other Persons must be designated as Excess Shares, the designation of Shares held by such other Persons as Excess Shares shall be pro rata.

     (d) Remedies for Breach.

     If the Board of Directors or their designees shall at any time determine in good faith that a purported Transfer or other event has taken place in violation of Section 4(b) hereof or that a Person intends to acquire or has attempted to acquire Beneficial Ownership of any Shares in violation of Section 4(b) hereof, the Board of Directors or their designees may take such action as they deem advisable to refuse to give effect to or to prevent such Transfer or other event, including, but not limited to, refusing to give effect to such Transfer or other event on the books of the Corporation or instituting proceedings to enjoin such Transfer or other event or transaction; provided, however, that any Transfers or attempted Transfers (or, in the case of events other than a Transfer, Beneficial Ownership) in violation of Section 4(b) hereof shall be void ab initio and automatically result in the designation and treatment described in Section 4(c) hereof, irrespective of any action (or non-action) by the Board of Directors or their designees.

     (e) Notice of Restricted Transfer.

      Any  Person  who  acquires or attempts to acquire Shares in  violation  of
Section 4(b) hereof, or any Person who is a purported transferee such that Excess Shares result under Section 4(c) hereof, shall immediately give written notice to the Corporation of such Transfer, attempted Transfer or other event and shall provide to the Corporation such other information as the Corporation may request in order to determine the effect, if any, of such Transfer or attempted Transfer or other event on the Corporation's status as qualifying for exemption from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code.

     (f) Owners Required to Provide Information.

     After the Amendment Date and prior to the Restriction Termination Date: (1) Every Beneficial Owner of three percent (3%) or more, by vote, value or number, or such lower percentages as required pursuant to regulations under the Code, of the outstanding Shares shall promptly after becoming such a three percent (3%) Beneficial Owner, give written notice to the Corporation stating the name and address of such Beneficial Owner, the general ownership structure of such Beneficial Owner, the number of shares of each class of Shares Beneficially Owned, and a description of how such Shares are held. (2) Each Person who is a Beneficial Owner of Shares and each Person (including the shareholder of record) who is holding Shares for a Beneficial Owner shall provide on demand to the Corporation such information as the Corporation may request from time to time in order to determine the Corporation's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of
Section 883 of the Code and to ensure compliance with the Ownership Limit.

     (g) Remedies Not Limited.

      Subject to Section 4(l) hereof, nothing contained in these Articles shall limit the authority of the Board of Directors to take such other action as they deem necessary or advisable to protect the interests of the Corporation's shareholders by preservation of the Corporation's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code and to ensure compliance with the Ownership Limit.

     (h) Ambiguity.

      In the case of an ambiguity in the application of any of the provisions of these Articles, including any definition contained in Section 4(a) hereof, the Board of Directors shall have the power to determine the application of the provisions of these Articles with respect to any situation based on the facts known to them.

     (i) Exception.

      The Board of Directors upon receipt of a ruling from the Internal Revenue Service or an opinion of tax counsel, satisfactory to them in their sole and absolute discretion, in each case to the effect that the Corporation's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code will not be jeopardized, may exempt a Person (or may generally exempt any class of Persons) from the Ownership Limit if the Board of Directors, in its sole discretion, ascertains that such Person's (or Persons') Beneficial Ownership of Shares will not jeopardize the Corporation's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code. The Board of Directors may require representation and undertakings from such Person or Persons as are necessary to make such determination.

     (j) Legend.

      After the Amendment Date, and prior to the Restriction Termination Date, each certificate for the Shares shall bear the following legend:

       The Shares represented by this certificate are subject to restrictions on transfer. Unless excepted by the Board of Directors or exempted by the terms of the Articles of Incorporation of Carnival Corporation, no Person may (1) Beneficially Own Shares in excess of 4.9% of the outstanding Shares, by value, vote or number, determined as provided in the Articles of Incorporation of Carnival Corporation, and computed with regard to all outstanding Shares and, to the extent provided by the Code, all Shares issuable under existing options and exchange rights that have not been exercised; or (2) Beneficially Own Shares which would result in the Corporation being "closely held". Unless so excepted, any acquisition of Shares and continued holding of ownership constitutes a continuous representation of compliance with the above limitations, and any Person who attempts to Beneficially Own Shares in excess of the above limitations has an affirmative obligation to notify the Corporation immediately upon such attempt. If the restrictions on transfer are violated, the transfer will be void ab initio and the Shares represented hereby will be designated and treated as Excess Shares that will be held in trust. Excess Shares may not be transferred at a profit and may be purchased by the Corporation. In addition, certain Beneficial Owners must give written notice as to certain information on demand and on exceeding certain ownership levels. All terms not defined in this legend have the meanings provided in the Articles of Incorporation of Carnival Corporation. The Corporation will mail without charge to any requesting shareholder a copy of the Articles of Incorporation, including the express terms of each class and series of the authorized Shares of the Corporation, within five (5) days after receipt of a written request therefor.

     (k) Severability.

     If any provision of Article 4 or 5 or any application of any such provision is determined to be invalid by any Panamanian court or United States Federal or state court having jurisdiction over the issues, the validity of the remaining provisions shall not be affected, and other applications of such provision shall be affected only to the extent necessary to comply with the determination of such court.

     (l) New York Stock Exchange Transactions.

      Nothing in these Articles shall preclude the settlement of any transaction entered into through the facilities of the New York Stock Exchange. The fact that the settlement of any transaction occurs shall not negate the effect of any other provision of these Articles and any transferee in such a transaction shall be subject to all the provisions and limitations set forth in these Articles.

      Article 5. Excess Shares.

     (a) Ownership In Trust.

         Upon any purported Transfer or other event that results in Excess Shares pursuant to Section 4(c) hereof, such Excess Shares shall be deemed to have been transferred to the Excess Share Trustee, as trustee of the Excess Share Trust, for the benefit of the Charitable Beneficiary effective as of the close of business on the business day prior to the date of the Transfer or other event. Excess Shares so held in trust shall be issued
and outstanding shares of the Corporation.   The Purported Record Transferee
or Purported Record Holder  shall have  no  rights in such Excess Shares.
The Purported Beneficial Transferee  or Purported Beneficial Holder shall have no rights in such Excess Shares except as provided  in  Section 5(c) or
(e).  The Excess Share Trustee may resign  at  any time  so long as the
Corporation shall have appointed a successor trustee.   The
Excess Share Trustee shall, from time to time, designate one or more charitable organization or organizations as the Charitable Beneficiary.

     (b) Dividend Rights.

          Excess Shares shall be entitled to the same dividends determined as if the designation of Excess Shares had not occurred. Any dividend or distribution paid prior to the discovery by the Corporation that the Shares have been designated as Excess Shares shall be repaid to the Excess Share Trust upon demand. Any dividend or distribution declared but unpaid shall be paid to the Excess Share Trust. All dividends received or other income earned by the Excess Share Trust shall be paid over to the Charitable Beneficiary.

     (c) Rights Upon Liquidation.

          Upon liquidation, dissolution or winding up of the Corporation, the Purported Beneficial Transferee or Purported Beneficial Holder shall receive, for each Excess Share, the lesser of (1) the amount per share of any distribution made upon liquidation, dissolution or winding up or (2) (x) in the case of Excess Shares resulting from a purported Transfer, the price per share of the Shares in the transaction that created such Excess Shares (or, in the case of the devise, gift or other similar event, the Market Price of such Shares on the date of such devise, gift or other similar event) or (y) in the case of Excess Shares resulting from an event other than a purported Transfer, the Market Price of the Shares on the date of such event. Any amounts received in excess of such amount shall be paid to the Charitable Beneficiary.

      (d) Voting Rights.

      The Excess Share Trustee shall be entitled to vote the Excess Shares on behalf of the Charitable Beneficiary on any matter. Subject to Panamanian law, any vote cast by a Purported Record Transferee with respect to the Excess Shares prior to the discovery by the Corporation that the Excess Shares were held in trust will be rescinded ab initio; provided, however, that if the Corporation has already taken irreversible action with respect to a merger, reorganization, sale of all or substantially all the assets, dissolution of the Corporation or other action by the Corporation, then the vote cast by the Purported Record
Transferee shall not be rescinded. The purported owner of the Excess Shares will be deemed to have given an irrevocable proxy to the Excess Share Trustee to vote the Excess Shares for the benefit of the Charitable Beneficiary.

     Notwithstanding the provisions of these Articles, until the Corporation has received notification that Excess Shares have been transferred into an Excess Share Trust, the Corporation shall be entitled to rely on its share transfer and other stockholder records for purposes of preparing lists of shareholders entitled to vote at meetings, determining the validity and authority of proxies and otherwise conducting votes of shareholders.

     (e) Restrictions On Transfer; Designation of Excess Share Trust
         Beneficiary.

      Excess Shares shall be transferable only as provided in this Section 5(e). At the direction of the Board of the Directors, the Excess Share Trustee shall transfer the Excess Shares held in the Excess Share Trust to a Person or Persons (including, without limitation, the Corporation under Section 5(f) below) whose ownership of such Shares shall not violate the Ownership Limit or otherwise cause the Corporation to become "closely held" within the meaning of Section 883 of the Code within 180 days after the later of (i) the date of the Transfer or other event which resulted in Excess Shares and (ii) the date the Board of Directors determines in good faith that a Transfer or other event resulting in Excess Shares has occurred, if the Corporation does not receive a notice of such Transfer or other event pursuant to Section 4(e) hereof. If such a transfer is made, the interest of the Charitable Beneficiary shall terminate, the designation of such Shares as Excess Shares shall thereupon cease and a payment shall be made to the Purported Beneficial Transferee, Purported Beneficial Holder and/or the Charitable Trustee as described below. If the Excess Shares resulted from a purported Transfer, the Purported Beneficial Transferee shall receive a payment from the Excess Share Trustee that reflects a price per share for such Excess Shares equal to the lesser of (A) the price per share received by the Excess Share Trustee and (B) (x) the price per share such Purported Beneficial Transferee paid for the Shares in the purported Transfer that resulted in the Excess Shares, or (y) if the Purported Beneficial Transferee did not give value for such Excess Shares (through a gift, devise or other similar event) a price per share equal to the Market Price of the Shares on the date of the purported Transfer that resulted in the Excess Shares. If the Excess Shares resulted from an event other than a purported Transfer, the Purported Beneficial Holder shall receive a payment from the Excess Share Trustee that reflects a price per share of Excess Shares equal to the lesser of (A) the price per share received by the Excess Share Trustee and (B) the Market Price of the Shares on the date of the event that resulted in Excess Shares. Prior to any transfer of any interest in the Excess Share Trust, the Corporation must have waived in writing its purchase rights, if any, under Section 5(f) hereof. Any funds received by the Excess Share Trustee in excess of the funds payable to the Purported Beneficial Holder or the Purported Beneficial Transferor shall be paid to the Charitable Beneficiary. The Corporation shall pay the costs and expenses of the Excess Share Trustee.

      Notwithstanding the foregoing, if the provisions of this Section 5(e) are determined to be void or invalid by virtue of any legal decision, statute, rule or regulation, then the Purported Beneficial Transferee or Purported Beneficial Holder of any shares of Excess Shares may be deemed, at the option of the Corporation, to have acted as an agent on behalf of the Corporation, in acquiring or holding such Excess Shares and to hold such Excess Shares on behalf of the Corporation.

     (f) Purchase Right in Excess Shares.

      Excess Shares shall be deemed to have been offered for sale by the Excess Share Trustee to the Corporation, or its designee, at a price per Excess Share equal to (i) in the case of Excess Shares resulting from a purported Transfer, the lesser of (A) the price per share of the Shares in the transaction that created such Excess Shares (or, in the case of devise, gift or other similar event, the Market Price of the Shares on the date of such devise, gift or other similar event), or (B) the lowest Market Price of the class of Shares which resulted in the Excess Shares at any time after the date such Shares were designated as Excess Shares and prior to the date the Corporation, or its designee, accepts such offer or (ii) in the case of Excess Shares resulting from an event other than a purported Transfer, the lesser of (A) the Market Price of the Shares on the date of such event or (B) the lowest Market Price for Shares which resulted in the Excess Shares at any time from the date of the event resulting in such Excess Shares and prior to the date the Corporation, or its designee, accepts such offer. The Corporation shall have the right to accept such offer for a period of ninety (90) days after the later of (i) the date of the Transfer or other event which resulted in such Excess Shares and (ii) the date the Board of Directors determines in good faith that a Transfer or other event resulting in Excess Shares has occurred, if the Corporation does not receive a notice of such Transfer or other event pursuant to Section 4(e) hereof.

     (g) Underwritten Offerings.

     The Ownership Limit shall not apply to the acquisition of Shares or rights, options or warrants for, or securities convertible into, Shares by an underwriter in a public offering or placement agent in a private offering, provided that the underwriter makes a timely distribution of such Shares or rights, options or warrants for, or securities convertible into, Shares.

     (h) Enforcement.

      The Corporation is authorized specifically to seek equitable relief, including injunctive relief, to enforce the provisions of these Articles.

     (i) Non-Waiver.

     No delay or failure on the part of the Corporation or the Board of Directors in exercising any right hereunder shall operate as a waiver of any right of the Corporation or the Board of Directors, as the case may be, except to the extent specifically waived in writing.

     (j) No Trust Business.

      Notwithstanding anything to the contrary included in these Articles, the creation and continued existence of the Excess Share Trust may not be regarded as constituting the exercise by the Excess Share Trustee of trust business in Panama in violation of the trust laws of Panama."

Signed in Miami Florida, on the 18th day of the month of April 2000.



BY /s/ M. MICKY ARISON                   BY /S/ ARNALDO PEREZ
  M. MICKY ARISON                              ARNALDO PEREZ
President                    Secretary



                            C E R T I F I C A T I O N
                              CARNIVAL CORPORATION

      We, the undersigned, M. MICKY ARISON and ARNALDO PEREZ, President and Secretary, respectively, of CARNIVAL CORPORATION hereby certify that we have been duly authorized to execute the foregoing Certificate of Amendment of the Articles of CARNIVAL CORPORATION by resolution adopted by the holders or the proxies of the majority of the issued and outstanding shares with the right to vote at a shareholders meeting duly held at Miami, Florida, on the 10th April 2000, pursuant to notice, and we further certify that ARIAS, FABREGA & FABREGA have been authorized and directed to have a copy of this Certificate of Amendment protocolized by a Notary Public and to take all actions necessary in order to record at the Office of the Public Registry of Panama a copy of the Public Instrument that protocolizes this Certificate of Amendment.

     Signed in Miami, Florida, on the 18th day of the month of April, 2000.



BY /s/ M. MICKY ARISON                   BY /S/ ARNALDO PEREZ
  M. MICKY ARISON                              ARNALDO PEREZ
President                                Secretary


EXHIBIT 12

                                CARNIVAL CORPORATION
                         RATIO OF EARNINGS TO FIXED CHARGES
                           (in thousands, except ratios)

                                            Six Months Ended May 31,
                                             2000             1999
Net income                                 $375,473         $361,103
Income tax benefit                           (7,291)          (7,645)
Income before income tax benefit            368,182          353,458

Adjustment to Earnings:
  Minority interest                                            1,642
  Dividends received less loss
    from affiliate operations, net           19,019           19,017
Earnings as adjusted                        387,201          374,117

Fixed Charges:
  Interest expense, net                      15,460           26,880
  Interest portion of rent expense(1)         1,672            1,683
  Capitalized interest                       21,532           19,915

Total fixed charges                          38,664           48,478

Fixed charges not affecting earnings:
  Capitalized interest                      (21,532)         (19,915)

Earnings before fixed charges              $404,333         $402,680
Ratio of earnings to fixed charges             10.5x             8.3x

(1) Represents one-third of rent expense, which management believes to be representative of the interest portion of rent expense.