Form 10-Q
period 2000-08-31
CARNIVAL CORP
filed 2000-10-13
CIK 815097

2


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

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

     Common Stock, $.01 par value - 584,469,510 shares as of October 10, 2000.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
                              CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                  August 31,      November 30,
                                                     2000            1999
ASSETS
Current Assets
  Cash and cash equivalents                      $  141,141        $ 521,771
  Short-term investments                              4,455           22,800
  Accounts receivable, net                          109,066           62,887
  Consumable inventories, at average cost            92,353           84,019
  Prepaid expenses and other                        122,148          100,159
    Total current assets                            469,163          791,636

Property and Equipment, Net                       7,102,225        6,410,527

Investments in and Advances to Affiliates           516,341          586,922

Goodwill, less Accumulated Amortization of
  $95,173 and $85,272                               452,679          462,340

Other Assets                                         51,762           34,930
                                                 $8,592,170       $8,286,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt              $    6,696       $  206,267
  Accounts payable                                  228,623          195,879
  Accrued liabilities                               257,016          262,170
  Customer deposits                                 701,682          675,816
  Dividends payable                                  61,530           64,781
    Total current liabilities                     1,255,547        1,404,913

Long-Term Debt                                    1,475,831          867,515

Deferred Income and Other Long-Term Liabilities      91,606           82,680

Commitments and Contingencies (Note 5)

Shareholders' equity
  Common Stock; $.01 par value; 960,000 shares
    authorized; 617,557 and 616,966 shares
    issued                                            6,176            6,170
  Additional paid-in capital                      1,772,763        1,757,408
  Retained earnings                               4,758,448        4,176,498
  Unearned stock compensation                       (13,259)          (9,945)
  Accumulated other comprehensive (loss) income     (49,805)           1,116
     Treasury Stock; 33,087 shares at cost         (705,137)               -
    Total shareholders' equity                    5,769,186        5,931,247
                                                 $8,592,170       $8,286,355

The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                      Nine Months              Three Months
                                    Ended August 31,          Ended August 31,
                                    2000       1999          2000         1999

Revenues                         $2,928,216  $2,706,228 $1,228,211 $1,161,821

Costs and Expenses
  Operating expenses              1,577,285   1,420,942    614,724    572,413
  Selling and administrative        361,035     326,203    119,329    109,916
  Depreciation and amortization     211,140     179,899     75,248     63,084
                                  2,149,460   1,927,044    809,301    745,413

Operating Income Before
  (Loss) Income From Affiliated
  Operations                        778,756     779,184    418,910    416,408

(Loss) Income From Affiliated
  Operations, Net                    (4,361)      3,677      1,548     10,776

Operating Income                    774,395     782,861    420,458    427,184

Nonoperating Income (Expense)
  Interest income                    14,051      30,142      2,592     11,780
  Interest expense, net of
    capitalized interest            (25,198)    (38,181)    (9,738)   (11,301)
  Other income (expense), net        12,241      17,986     (6,005)    10,045
  Income tax expense                 (3,826)     (5,617)   (11,117)   (13,262)
  Minority interest                             (10,995)               (9,353)
                                     (2,732)     (6,665)   (24,268)   (12,091)
Net Income                       $  771,663  $  776,196 $  396,190  $ 415,093


Earnings Per Share:
  Basic                               $1.28       $1.27       $.67       $.68
  Diluted                             $1.27       $1.26       $.67       $.67




The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               Nine Months Ended August 31,
                                                 2000             1999
OPERATING ACTIVITIES
Net income                                   $  771,663       $  776,196
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization               211,140          179,899
    Loss (income) from affiliated
       operations and dividends received         20,827           11,410
    Minority interest                                             10,995
    Other                                         3,819            3,659
Changes in operating assets and liabilities
  (Increase) decrease in:
    Receivables                                 (26,916)         (37,281)
    Consumable inventories                       (8,334)          (3,702)
    Prepaid expenses and other                  (21,851)           2,829
  Increase (decrease) in:
    Accounts payable                             32,744           21,016
    Accrued liabilities                          (7,288)          23,079
    Customer deposits                            25,866           78,421
      Net cash provided from operating
        activities                            1,001,670        1,066,521

INVESTING ACTIVITIES
Decrease (increase) in short-term
  investments, net                               24,131         (443,620)
Additions to property and equipment, net       (882,460)        (485,243)
Other, net                                      (19,001)          45,209
      Net cash used for investing activities   (877,330)        (883,654)

FINANCING ACTIVITIES
Proceeds from long-term debt                    395,930            7,772
Principal payments of long-term debt            (10,476)        (420,423)
Dividends paid                                 (192,964)        (163,946)
Proceeds from issuance of Common Stock, net       7,677          740,817
Purchase of treasury stock                     (705,137)
Other                                                               (125)
      Net cash (used for) provided from
        financing activities                   (504,970)         164,095
      Net (decrease) increase in cash and
        cash equivalents                       (380,630)         346,962
Cash and cash equivalents at beginning
  of period                                     521,771          137,273
Cash and cash equivalents at end of period   $  141,141       $  484,235


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

     The accompanying consolidated balance sheet at August 31, 2000 and the consolidated statements of operations for the nine and three months ended August 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended August 31, 2000 and 1999 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. The operations of Carnival Corporation and its consolidated subsidiaries (referred to collectively as the "Company") and its affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                             August 31,           November 30,
                                                2000                 1999

Ships                                       $7,307,265            $6,543,592
Ships under construction                       544,962               506,477
                                             7,852,227             7,050,069
Land, buildings and improvements               268,344               235,333
Transportation and other equipment             417,865               395,008

Total property and equipment                 8,538,436             7,680,410

Less accumulated depreciation and
  amortization                              (1,436,211)           (1,269,883)
                                            $7,102,225            $6,410,527

     Capitalized interest, primarily on ships under construction, amounted to $32.9 million and $29.2 million for the nine months ended August 31, 2000 and 1999, respectively, and $11.4 million and $9.3 million for the three months ended August 31, 2000 and 1999, respectively.


NOTE 3 - LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                 August 31,      November 30,
                                                   2000              1999
Commercial Paper                                $  395,930       $        -
Unsecured 5.65% Notes Due October 15, 2000         199,985          199,920
Unsecured 6.15% Notes Due April 15, 2008           199,603          199,564
Unsecured 6.65% Debentures Due January 15, 2028    199,294          199,274
Unsecured 6.15% Notes Due October 1, 2003          124,979          124,974
Unsecured 7.2% Debentures Due October 1, 2023      124,889          124,886
Unsecured 7.7% Notes Due July 15, 2004              99,956           99,947
Unsecured 7.05% Notes Due May 15, 2005              99,906           99,891
Other                                               37,985           25,326
                                                 1,482,527        1,073,782
Less portion due within one year                    (6,696)        (206,267)
                                                $1,475,831       $  867,515

     The commercial paper outstanding as of August 31, 2000 bears interest at approximately 6.6% and is due in the fourth quarter of fiscal 2000. Since the commercial paper is backed by the Company's long-term revolving credit facilities, balances outstanding under the commercial paper programs have been classified as long-term in the accompanying balance sheet.

     The Unsecured 5.65% Notes Due October 15, 2000 are expected to be repaid through borrowings under the U.S. commercial paper program and, as such, have been classified as long-term in the accompanying August 31, 2000 balance sheet.

NOTE 4 - SHAREHOLDERS' EQUITY

     The Company's Articles of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences at the discretion of the Board of Directors and has a $.01 par value. At August 31, 2000 and November 30, 1999, no Preferred Stock had been issued.

     During the nine months ended August 31, 2000 and 1999, the Company declared cash dividends of $.315 and $.27 per share, or an aggregate of $189.7 million and $165.6 million, respectively.

     In February 2000, the Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. As of August 31, 2000, the Company had repurchased approximately 33.1 million shares of its Common Stock at a cost of $705.1 million.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     A description of ships under contract for construction at August 31, 2000 was as follows (dollars in millions):

                           Expected                                 Estimated
                           Service                    Passenger       Total
Ship                        Date(1)     Shipyard      Capacity(2)      Cost(3)

Carnival Cruise Lines
  Carnival Spirit            5/01      Masa-Yards         2,124      $  375
  Carnival Pride             1/02      Masa-Yards(4)      2,124         375
  Carnival Legend            8/02      Masa-Yards(4)      2,124         375
  Carnival Conquest         12/02      Fincantieri        2,974         500
  Carnival Glory             8/03      Fincantieri        2,974         500
  Carnival Miracle           4/04      Masa-Yards(4)      2,124         375
  Carnival Valor            11/04      Fincantieri(5)     2,974         500

    Total Carnival Cruise Lines                          17,418       3,000

Holland America Line
  Amsterdam  (6)            11/00      Fincantieri        1,380         300
  Newbuild                  10/02      Fincantieri(5)     1,848         410
  Newbuild                   8/03      Fincantieri(5)     1,848         410
  Newbuild                   1/04      Fincantieri(5)     1,848         410
  Newbuild                   9/04      Fincantieri(5)     1,848         410
  Newbuild                   6/05      Fincantieri(5)     1,848         410
    Total Holland America Line                           10,620       2,350

Costa Crociere
  Newbuild                   7/03      Masa-Yards (7)     2,112         335
     Total Costa Crociere                                 2,112         335

       Total                                             30,150      $5,685

  (1) The expected service date is the date the ship is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in German Marks and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) These construction contracts are denominated in Italian Lira and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (6) On September 28, 2000, the Company accepted delivery of Holland America Line's Amsterdam.
  (7) This construction contract is denominated in German Marks which has a fixed exchange rate with Costa Crociere's functional currency, which is the Italian Lira. The estimated total cost of 730 billion Lire has been translated into U.S. dollars using the August 31, 2000 exchange rate.

      In connection with the ships under contract for construction, the Company has paid approximately $545 million through August 31, 2000 and anticipates paying approximately $524 million during the twelve month period ending August 31, 2001 and approximately $4.6 billion thereafter.

     In addition to these ship construction contracts, the Company has letters of intent for the construction of Cunard Line's Queen Mary 2 and two 2,720-passenger vessels for Costa Crociere S.p.A. ("Costa"), for an estimated total cost of approximately $1.6 billion.

Litigation

     Several actions (collectively the "Passenger Complaints") have been filed against Carnival Cruise Lines ("Carnival") and one action has been filed against Holland America Westours on behalf of purported classes of persons who paid port charges to Carnival or Holland America Line ("Holland America"), alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. These actions against Carnival are in various stages of progress and are proceeding.

     Holland America Westours has entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was approved by the trial court on September 28, 1998. Under the settlement agreement, Holland America would issue travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and would pay a portion of the plaintiffs' legal fees.

    One member of the settlement class appealed the trial court's approval of the settlement. In August 2000, the court of appeals refused to approve the settlement and remanded the case to the trial court. Holland America Westours has filed a petition for discretionary review by the Washington Supreme Court. While the Company believes it has a reasonable chance of obtaining review, this is not assured nor can the outcome of the appeal, if accepted, be determined.

     If the settlement is reinstated, the amount and timing of the travel vouchers to be redeemed and the effects of the travel voucher redemption on revenues is not reasonably determinable. The Company has not established a liability for the travel voucher portion of the settlements and will account for the redemption of the vouchers as a reduction of future revenues. If the court of appeals decision remains intact, it is not possible at this time to determine the outcome of this matter on remand to the trial court.

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

     Several actions have been filed against Carnival, Holland America Westours, Cunard and Costa alleging that they violated the Americans with Disabilities Act ("ADA") by failing to make certain of their cruise ships accessible to individuals with disabilities (the "ADA Complaints"). Plaintiffs seek injunctive relief and fees and costs. Certain of the plaintiffs also seek statutory damages, including punitive damages. These actions are in progress and are proceeding.

     It is not now possible to determine the ultimate outcome of the pending Passenger Complaints, Travel Agent Complaints and ADA Complaints if such claims should proceed to trial. Management believes that the Company has meritorious defenses to these claims.

     Several complaints were filed against the Company and four of its officers on behalf of a purported class of purchasers of Common Stock of the Company, claiming that statements made by the Company in public filings violate federal securities laws (collectively the "Stock Purchaser Complaints"). The plaintiffs seek unspecified compensatory damages, attorneys' fees and costs and expert fees. The court overseeing the Stock Purchaser Complaints issued an order granting the motion by the plaintiffs for appointment of lead plaintiffs and lead counsel. Pursuant to a previous scheduling order in the case, the plaintiffs must file their consolidated amended complaint by November 6, 2000. It is not now possible to determine the ultimate outcome of these pending complaints. Management believes that the Company and these officers have meritorious defenses to these claims. Accordingly, the Company and these officers intend to vigorously defend against all such actions.

     In August 2000, the Company received a Federal grand jury subpoena requesting that the Company produce documents and records concerning environmental matters. The Company intends to respond to the subpoena.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits, which are not covered by insurance, would not have a material adverse effect on the Company's financial condition or results of operations.

Contingent Obligations

     The Company has certain contingent obligations or has provided letters of credit related to two ship lease transactions which, at August 31, 2000, total approximately $350 million. Only in the remote event of nonperformance by certain major financial institutions, which have long-term credit ratings of AAA, would the Company be required to make any payments under these contingent obligations.


NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income for the periods indicated was as follows (in thousands):

                                         Nine Months            Three Months
                                       Ended August 31,        Ended August 31,
                                       2000       1999        2000        1999

Net income                           $771,663   $776,196  $396,190   $415,093
Changes in securities valuation
  allowance                            (1,286)    (3,081)      404     (3,088)
Foreign currency translation
  adjustment                          (49,635)   (42,636)  (14,402)   (12,640)
Total comprehensive income           $720,742   $730,479  $382,192   $399,365


NOTE 7 - SEGMENT INFORMATION

     The Company's cruise segment includes five cruise brands which have been aggregated as a single operating segment based on the similarity of their operational and economic characteristics. Cruise revenues are comprised of sales of passenger tickets, including, in some cases, air transportation to and from the cruise ship, and revenues from certain onboard activities and other related services. The tour segment represents the operations of Holland America Westours.

     Selected segment information for the periods indicated was as follows (in thousands):

                                 Nine Months Ended      Nine Months Ended
                                  August 31, 2000        August 31, 1999
                                           Operating             Operating
                                             income                income
                                 Revenues    (loss)    Revenues    (loss)
Cruise                          $2,746,515  $774,598  $2,516,624  $773,303
Tour                               237,019    14,631     246,410    15,666
Affiliated operations                         (4,361)                3,677
Reconciling items (a)              (55,318)  (10,473)    (56,806)   (9,785)
                                $2,928,216  $774,395  $2,706,228  $782,861

                                Three Months Ended      Three Months Ended
                                  August 31, 2000        August 31, 1999
                                           Operating             Operating
                                             income                income
                                 Revenues    (loss)    Revenues    (loss)
Cruise                          $1,083,380  $389,767  $1,010,445  $384,957
Tour                               192,251    32,577     200,286    35,150
Affiliated operations                          1,548                10,776
Reconciling items (a)              (47,420)   (3,434)    (48,910)   (3,699)
                                $1,228,211  $420,458  $1,161,821  $427,184

(a) Revenues consist of intersegment revenues. Operating loss represents corporate expenses not allocated to segments.

      Selected financial information for the Company's affiliated operations for the periods indicated was as follows (in thousands):

                                       Nine Months              Three Months
                                     Ended August 31,         Ended August 31,

                                    2000        1999          2000        1999

Revenues                         $4,337,039  $4,572,382 $1,829,956  $2,380,851
Net income (loss)                $  (48,807) $   12,988 $     (355) $   36,776

The table above represents 100% of the affiliated companies' results of operations.


NOTE 8 - EARNINGS PER SHARE

     Earnings per share were computed as follows (in thousands, except per share data):

                                          Nine Months          Three Months
                                        Ended August 31,      Ended August 31,
                                         2000       1999       2000       1999
BASIC:
  Net income                            $771,663   $776,196  $396,190 $415,093
  Average common shares outstanding      604,692    611,874   591,032  613,457
  Earnings per share                    $   1.28   $   1.27  $    .67 $    .68


DILUTED:
  Net income                            $771,663   $776,196  $396,190 $415,093

  Average common shares outstanding      604,692    611,874   591,032  613,457
  Effect of dilutive securities-
    shares issuable under various
    stock option plans                     2,346      3,617     1,521    3,458
  Average shares outstanding
    assuming dilution                    607,038    615,491   592,553  616,915
   Earnings per share                   $   1.27   $   1.26  $    .67 $    .67




NOTE 9 - RECENT PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Pursuant to SFAS No. 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as amended, is effective for the Company's fiscal year beginning December 1, 2000. The Company has performed a preliminary analysis of the impact of SFAS No. 133 on its existing and currently anticipated activities and believes that the impact of its adoption will not be material to its results of operations, cash flows or stockholders' equity. However, the increase to both the Company's assets and liabilities may be material depending on the fair values of the Company's derivatives and related financial instruments at the date of adoption.


NOTE 10 - SUBSEQUENT EVENT

     Since 1997 the Company has owned 50% of Il Ponte S.p.A. ("Il Ponte"), the parent company of Costa, an Italian cruise company. On September 29, 2000, the Company completed the acquisition of the remaining 50 percent interest in Il Ponte from Airtours plc ("Airtours") at a cost of approximately $510 million. The purchase price was fully funded by Euro denominated borrowings of approximately $165 million under the Company's existing $200 million multi-currency revolver and $345 million from a short-term bridge loan due in December, 2000. The Company will account for this transaction using the purchase accounting method. Goodwill derived from this transaction will be amortized using the straight-line method over 40 years.

    Prior to the acquisition described above, the Company accounted for its 50% interest in Il Ponte using the equity method and recorded its portion of Il Ponte's operating results as earnings from affiliated operations on a two-month lag basis. For September, October and November, 2000, the Company will continue to record its 50% interest in Il Ponte's operating results for the months of July, August and September, 2000, respectively, using the equity method. As of November 30, 2000, the Company intends to change how it reports Il Ponte's operating results from a two-month lag basis to reporting on Il Ponte's current month's results. At that time Il Ponte's operating results for the months of October and November 2000 will be recorded as a direct adjustment to retained earnings in the Company's November 30, 2000 consolidated balance sheet and the Company's November 30, 2000 consolidated balance sheet will include Il Ponte's November 30, 2000 balance sheet. Commencing in fiscal 2001, Il Ponte's results of operations will be consolidated on a current month basis in the same manner as the Company's other wholly-owned subsidiaries.



Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations.


     Certain statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "PART II. OTHER INFORMATION, Item 5.(a)Forward-Looking Statements".

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


     For selected segment information related to the Company's revenues and operating income see Note 7 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information for the periods indicated was as follows:

                                         Nine Months            Three Months
                                     Ended August 31,        Ended August 31,
                                      2000         1999       2000        1999

Revenues                              100%         100%       100%        100%

Costs and Expenses
  Operating expenses                   54           53         50          50
  Selling and administrative           12           12         10           9
  Depreciation and amortization         7            6          6           5
Operating Income Before (Loss)
  Income from Affiliated Operations    27           29         34          36
(Loss) Income from Affiliated
  Operations, Net                      (1)           -          -           1
Operating Income                       26           29         34          37
Nonoperating Expense                    -            -         (2)         (1)
Net Income                             26%          29%        32%         36%

Selected Statistical Information (in thousands):
  Passengers carried                1,995        1,748        786         690
  Passenger cruise days (1)        12,533       11,115      4,613       4,140
  Occupancy percentage              106.1%       104.5%     112.4%      112.3%

(1) A passenger cruise day is one passenger sailing for a period of one day. For example, one passenger sailing on a one week cruise is seven passenger cruise days.

GENERAL

     The Company's cruise, tour and affiliated operations experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for its cruise operations is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. The Company's tour revenues are highly seasonal with a vast majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season. Airtours, the Company's 26% owned equity affiliate, has revenues which are very seasonal due to the nature of the European leisure travel industry. Typically, Airtours' quarters ending June 30 and September 30 experience higher revenues, with revenues in the quarter ending September 30 being the highest.

     Currently, the Company records its share of Airtours and Il Ponte's operating results in earnings from affiliated operations on a two-month lag basis. Beginning in fiscal 2001, all of Il Ponte's results of operations will be consolidated into the Company's financial statements on a current month basis, thus eliminating the two-month lag in reporting Il Ponte's results of operations. This change in the timing of reporting periods, as well as Il Ponte's greater seasonality, will increase the seasonality of the Company's quarterly results of operations, most significantly between the Company's third and fourth fiscal quarters. Il Ponte's seasonally strong summer results of operations will be recorded in the Company's third quarter in fiscal 2001 versus in the fourth quarter in fiscal 2000. See Note 10 to the Consolidated Financial Statements.

     Average passenger capacity for the Company's cruise brands, excluding Costa, is expected to increase by approximately 10.3% in the fourth quarter of fiscal 2000, as compared to the same period of fiscal 1999. This increase is primarily a result of the introduction into service of the Carnival Victory in August 2000, Holland America's Zaandam and Volendam in May 2000 and November 1999, respectively, and the expected introduction into service of Holland America's Amsterdam in November 2000, partially offset by the expected withdrawal from service of Holland America's Nieuw Amsterdam in October 2000. The Nieuw Amsterdam has been contracted for sale which is scheduled for closing in October 2000.

     The year over year percentage increase in average passenger capacity, excluding the impact of the Costa acquisition, resulting from the delivery of vessels currently under contract for construction for fiscal 2001 and 2002, net of the impact of the expected withdrawal from service of Holland America's Nieuw Amsterdam, is expected to approximate 11.5% and 5.9%, respectively.


Outlook for Fourth Quarter of Fiscal 2000

     This outlook is based on preliminary indications only and actual results for the fourth quarter of fiscal 2000 may differ. See "PART II. OTHER INFORMATION, Item 5. (a) Forward-Looking Statements".

      On September 21, 2000 the Company stated in a press release that cruise operating results for the fourth quarter of 2000 appeared to be developing as expected with continued pressure on pricing, although comparisons with prior year net revenue yields (net revenue per passenger cruise day multiplied by occupancy) may be somewhat better than third quarter comparisons. Higher fuel costs were also expected to impact the fourth quarter.

      Subsequent to the Company's press release Airtours announced, on September 29, 2000, that its fourth quarter earnings would be less than expected due to, among other things, additional exceptional costs related to its group-wide program of reorganization and efficiency improvements, as well as additional losses from Frosch Touristik GmbH ("FTI"), its wholly-owned German subsidiary. In addition, during the fourth quarter of fiscal 2000, the Company expects to recognize a reduction of Costa's net deferred tax liabilities resulting from the reduced tax rate which went into effect upon the registration of Costa's ships within the Italian International Ship Registry. The estimated negative impact of these Airtours and Costa adjustments, which are largely nonrecurring, on the Company's earnings per share for its fourth quarter of fiscal 2000 is expected to be approximately five cents per share.



NINE MONTHS ENDED AUGUST 31, 2000 ("2000") COMPARED
TO NINE MONTHS ENDED AUGUST 31, 1999 ("1999")

     Revenues

     The increase in total revenues of $222.0 million, or 8.2%, was entirely due to a 9.1% increase in cruise revenues. The cruise revenue changes resulted from an increase of approximately 11.0% in passenger capacity and a 1.8% increase in occupancy rates, partially offset by a 3.7% decrease in total revenue per
passenger cruise day.   The increase in passenger capacity resulted primarily
from the introduction into service of the Carnival Triumph in July 1999 and Holland America's Zaandam and Volendam in May 2000 and November 1999, respectively, partially offset by the Paradise being out of service for an unscheduled drydock. The decrease in revenue per passenger cruise day was primarily due to lower cruise ticket prices. Also, when a passenger elects to provide his or her own transportation, rather than purchasing air transportation from the Company, both the Company's cruise revenues and operating expenses decrease by approximately the same amount. During 2000, there was a reduction in the number of passengers electing to use the Company's air program and, accordingly, this caused a reduction in revenue per passenger cruise day, as well as a reduction in operating expenses.

     Costs and Expenses

     Operating expenses increased $156.3 million, or 11.0%. Cruise operating costs increased by $160.9 million, or 12.5%. Cruise operating costs increased in 2000 primarily due to additional costs associated with the increased passenger capacity, increases in fuel costs, and operational costs related primarily to the Company's Millennium cruises. Commencing in the fourth quarter of fiscal 1999, the Company began to incur significantly higher fuel costs due to a very large increase in the price of bunker fuel. The increase in fuel costs increased the Company's operating expenses by approximately $44 million for the first nine months of 2000. Assuming fuel prices in the fourth quarter of fiscal 2000 remain at the same levels as the end of the third quarter of fiscal 2000, the Company estimates that its fuel costs, excluding the impact on Costa's operations, will increase for the full fiscal year 2000 by approximately $50 million as compared to 1999 due to the higher fuel prices. Cruise operating costs as a percentage of cruise revenues were 52.6% and 51.0% in 2000 and 1999, respectively.

     Selling and administrative expenses increased $34.8 million, or 10.7%, primarily due to an increase in advertising and payroll and related costs. Selling and administrative expenses as a percentage of revenues were 12.3% and 12.1% during 2000 and 1999, respectively.

     Depreciation and amortization increased by $31.2 million, or 17.4% primarily due to the additional depreciation associated with the increase in the size of the fleet and ship refurbishment expenditures.

     Affiliated Operations

     During 2000, the Company recorded $4.4 million of losses from affiliated operations as compared with $3.7 million of income in 1999. The Company's portion of Airtours' losses increased $22.1 million to $31.3 million in 2000. The Company recorded income of $24.1 million and $12.6 million for 2000 and 1999, respectively, related to its interest in Il Ponte.


     During the second quarter of 2000, the Company's results from affiliated operations included nonrecurring net gains of $10.7 million primarily related to a reversal of Costa tax liabilities. See the "General" section for a discussion of Airtours' and Costa's seasonality.

     Nonoperating Income (Expense)

     Interest income decreased $16.1 million primarily as a result of lower average investment balances primarily resulting from the purchase of treasury shares.

     Gross interest expense (excluding capitalized interest) decreased to $58.1 million from $67.4 million primarily as a result of lower average outstanding debt balances partially offset by a slightly higher weighted average borrowing cost.

     Other income in 2000 of $12.2 million primarily relates to $15.1 million of compensation received from the shipyard related to the late delivery of Holland America's Zaandam, net of certain related expenses.


THREE MONTHS ENDED AUGUST 31, 2000 ("2000") COMPARED
TO THREE MONTHS ENDED AUGUST 31, 1999 ("1999")

     Revenues

     The increase in total revenues of $66.4 million, or 5.7%, was entirely due to a 7.2% increase in cruise revenues. The cruise revenue changes resulted from an increase of approximately 11.3% in passenger capacity, partially offset by a
4.2% decrease in total revenue per passenger cruise day.   The increase in
passenger capacity resulted primarily from the introduction into service of the Carnival Triumph in July 1999 and Holland America's Zaandam and Volendam in May 2000 and November 1999, respectively, partially offset by the Paradise's unscheduled drydock as discussed below. The decrease in revenue per passenger cruise day was primarily due to lower cruise ticket prices and a reduction in the number of passengers electing to use the Company's air program.

     During the third quarter of fiscal 2000, the Carnival ship Paradise experienced an equipment malfunction with one of its Azipod propulsion units.
As a result, the Company cancelled five seven-day cruises of the Paradise in the third quarter of fiscal 2000 while the vessel underwent an unscheduled drydock. The negative impact of the unscheduled drydock on the Company's 2000 third quarter earnings per share was approximately three cents per share.

     Costs and Expenses

     Operating expenses increased $42.3 million, or 7.4%. Cruise operating costs increased by $45.2 million, or 9.6%, to $518.3 million in 2000 from $473.0 million in 1999. Cruise operating costs increased in 2000 primarily due to additional costs associated with the increased passenger capacity and increases in fuel costs. Cruise operating costs as a percentage of cruise revenues were 47.8% and 46.8% in 2000 and 1999, respectively.

     Selling and administrative expenses increased $9.4 million, or 8.6%, primarily due to an increase in advertising and payroll and related costs. Selling and administrative expenses as a percentage of revenues were 9.7% and 9.4% during 2000 and 1999, respectively.

     Depreciation and amortization increased by $12.2 million, or 19.3% primarily due to the additional depreciation associated with the increase in the size of the fleet and ship refurbishment expenditures.

     Affiliated Operations

     During 2000, the Company recorded $1.5 million of income from affiliated operations as compared with $10.8 million of income in 1999. The Company's portion of Airtours' losses increased $8.9 million to $3.9 million in 2000. The Company recorded income of $4.2 million and $5.4 million during 2000 and 1999, respectively, related to its interest in Il Ponte. See the "General" section for a discussion of Airtours' and Costa's seasonality.

     Nonoperating Income (Expense)

     Interest income decreased $9.2 million primarily as a result of lower average investment balances principally resulting from the purchase of treasury shares.

     Gross interest expense (excluding capitalized interest) increased to $21.1 million from $20.6 million as a result of slightly higher average outstanding debt balances and a slightly higher weighted average borrowing cost.

     Other expense in 2000 of $6.0 million primarily relates to the Paradise equipment malfunction and a forward foreign exchange contract loss related to the Company's hedging of its pound sterling denominated Il Ponte acquisition price.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     The Company's business provided $1.0 billion of net cash from operations during the nine months ended August 31, 2000, a decrease of 6.1% compared to 1999. The decrease was primarily due to changes in operating assets and liabilities.

     During the nine months ended August 31, 2000, the Company made net expenditures of approximately $882.5 million on capital projects, of which $793.9 million was spent in connection with its ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of computer related expenditures, ship refurbishments, tour assets and other property and equipment.

     During the nine months ended August 31, 2000, the Company had net borrowings of $395.9 million under its commercial paper programs and made principal payments totaling $10.5 million pursuant to various notes payable. In addition, the Company paid cash dividends of $193.0 million in the first nine months of fiscal 2000.

     In February 2000, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. During fiscal 2000 the Company repurchased 33.1 million shares of its Common Stock at a cost of approximately $705.1 million. Given the Company's purchase of the remaining 50 percent of Il Ponte and management's desire to maintain a strong balance sheet and strong liquidity, the Company does not anticipate repurchasing additional shares of its Common Stock in the near future.


     Future Commitments

     As of August 31, 2000, the Company had contracts for the delivery of fourteen new ships over the next five years. The Company's remaining obligations related to these ships under contract for construction is to pay approximately $524 million during the twelve months ending August 31, 2001 and approximately $4.6 billion thereafter.

     In addition to these ship construction contracts, the Company has letters of intent for the construction of Cunard's Queen Mary 2 and two 2,720-passenger vessels for Costa, for an estimated total cost of approximately $1.6 billion.

     At August 31, 2000, the Company had $1.5 billion of long-term debt of which $206.7 million is due during the twelve months ending August 31, 2001. Included in the $206.7 million of debt due during the twelve months ending August 31, 2001 is $200.0 million of Unsecured 5.65% Notes Due October 15, 2000, which the Company plans to repay through borrowings under its U.S. commercial paper program. Additionally, on September 29, 2000, the Company incurred approximately $510 million in debt related to the acquisition of Il Ponte ("Il Ponte Acquisition Debt"). See Notes 3, 5 and 10 in the accompanying financial statements for more information regarding the Company's debts and commitments.

     In connection with its acquisition of Il Ponte on September 29, 2000, the Company will consolidate approximately $630 million of Il Ponte's existing long-term debt, which is expected to be included in the Company's consolidated balance sheet as of November 30, 2000. Approximately $20 million of this debt is due during the twelve months ending August 31, 2001.

     Funding Sources

     The Company expects that future cash from operations will be the Company's principal funding source for capital projects, debt service requirements, dividend payments and working capital. In addition, as of August 31, 2000, the Company had $145.6 million of cash, cash equivalents and short-term investments and $804 million available for borrowing under its revolving credit facilities.

     To the extent that the Company is required to or chooses to fund future cash requirements from sources other than as discussed above, management believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. In that regard, the Company expects to refinance the Il Ponte Acquisition Debt during the coming months through bank financing and/or debt securities issued in the private or public markets.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in the Company's Annual Report on Form 10-K for year ended November 30, 1999 (the "1999 Form 10-K") and Quarterly Reports on Form 10-Q for the quarters ended February 29, 2000 and May 31, 2000(the "Quarterly Form 10-Qs"). The following are material subsequent developments in such cases.

     In the Ohio action, the plaintiffs filed, on August 9, 2000, a Notice of Voluntary Dismissal Without Prejudice, thereby dismissing their claims against Carnival in that action.

     In August, 2000, the Washington court of appeals refused to approve the settlement that had been reached by Holland America Westours in its Passenger Complaint and instead remanded the case to the trial court. The court of appeals ruled that the trial court had erred in refusing to certify a class. The court of appeals then reasoned that had the trial court certified a class, the terms of the settlement would likely have been different. The court of appeals also made other rulings that could be adverse to Holland America Westours on remand. Holland America Westours has filed a petition for discretionary review by the Washington Supreme Court. It generally takes between 6-12 months before the Washington Supreme Court decides whether to accept discretionary review. While Holland America Westours believes it has a reasonable chance of obtaining review, this is not assured nor can the outcome of the appeal, if accepted, be determined.

     Several actions collectively referred to as the "Travel Agent Complaints" were previously reported in the 1999 Form 10-K and the Quarterly Form 10-Qs. The following is the only material subsequent development in such cases.

    In the Florida action, N.G.L. Travel Associates' motion for rehearing of the appellate court's decision upholding the dismissal of the action was denied on August 9, 2000.

     An action referred to as the "ADA Complaint" was previously reported in the May 31, 2000, Form 10-Q. Substantially identical ADA Complaints also have been filed against Carnival in California and against Holland America Westours, Cunard and Costa in Florida (collectively the "ADA Complaints"). The following are descriptions of such cases.

     The Florida ADA Complaint, which was filed by Access Now, Inc., has been consolidated for settlement purposes with a second complaint filed by Bernard Walker and Christina Adams in the U.S. District Court for the Northern District of California. The California ADA Complaint alleges violations of the Americans With Disabilities Act and seeks modifications to the Carnival ship Holiday. In addition, the California ADA Complaint seeks statutory damages under California state law, which include punitive damages, attorneys' fees and costs. Carnival filed a Motion for Summary Judgment in the California ADA Complaint raising various defenses.

     Access Now, Inc. and Edward S. Resnick also filed complaints on August 28, 2000 in the U.S. District Court for the Southern District of Florida against Holland America, Cunard and Costa. These complaints seek modifications to their vessels to increase accessibility to disabled passengers. Holland America Westours and Cunard have not yet filed responses to the complaints. Costa has filed a Motion to Dismiss, which is pending before the court.

     Several actions collectively referred to as the "Stock Purchaser Complaints" were previously reported in the Quarterly Form 10-Qs. The following is the only material subsequent development in such cases.

    On September 6, 2000, the court overseeing the Stock Purchaser Complaints issued an order granting the motion by the plaintiffs for appointment of lead plaintiffs and lead counsel. Pursuant to a previous scheduling order in the case, the plaintiffs must file their consolidated amended complaint by November 6, 2000. The Company will have 60 days thereafter to respond to the consolidated amended complaint.

     On August 22, 2000, the Company received a subpoena from a grand jury sitting in the United States District Court for the Southern District of Florida. The subpoena requests that the Company produce documents and records concerning environmental matters. The Company intends to respond to the subpoena.


Item 5.  Other Information.

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and pricing and passenger yields for the Company's cruise products; consumer demand for cruises, including the effects on consumer demand of armed conflicts, political instability or adverse media publicity; increases in cruise industry capacity; changes in tax laws and regulations; the ability of the Company to implement its shipbuilding program and to expand its business outside the North American market where it has less experience; changes in food and fuel commodity prices; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise vessels; changes in foreign currency prices which may impact the income or loss from certain affiliated operations and certain cruise related revenues and expenses; and changes in laws and regulations applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      3.1 Carnival Cruise Lines Key Management Incentive Plan as amended on July 17, 2000
      12  Ratio of Earnings to Fixed Charges.
      27  Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K

      None

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: October 13, 2000                    BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: October 13, 2000                    BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer

EXHIBIT 3.1
                               1994 CARNIVAL CRUISE LINES
                              KEY MANAGEMENT INCENTIVE PLAN

                    (adopted by the Board of Directors on January 17, 1994, and amended on January 5, 1998, April 12, 1999 and July 17, 2000)


OBJECTIVE

The Carnival Cruise Lines 1994 Key Management Incentive Plan (the "Plan") is designed to focus managerial attention on the objective of maximizing the profitability of the Carnival Cruise Lines division ("CCL") of Carnival Corporation. The Plan provides a framework within which the participants share in the incremental earnings of CCL achieved from applicable business operations on a fiscal year-to-year basis.

PLAN ADMINISTRATION

The administrator of the Plan is the Compensation Committee of Carnival Corporation (the "Committee"). The Committee may, in its discretion, delegate administrative functions regarding the Plan to a Vice President of CCL. The
Committee shall have sole discretion in resolving any questions regarding the administration or terms of the Plan not addressed in this document as well as in resolving any ambiguities that may exist in this document.

PLAN YEAR

The "Plan Year" shall be the 12-month period ending November 30 of each year.

PARTICIPATION

The President, Senior Vice Presidents and Vice-Presidents of CCL shall be eligible to participate in the Plan. The Committee may expand Plan eligibility to include directors, managers and/or supervisors for any Plan year.
Participation in the Plan shall be determined on an annual basis by the Committee. No employee will have the automatic right to be selected as a participant for any year or, having been selected as a participant for one year, be considered a participant for any other year.

Only persons who are employed by CCL or one of its divisions on the first day of the Plan Year are eligible to participate in the Plan except that persons who commence employment following the beginning of the Plan Year may, with the approval of the Committee, be allowed to participate in the Plan. Such late-entry participants will be awarded Points (as defined below) pro-rated to the time of their entry into the Plan, subject to the approval of the Committee.


In order to actually receive an Incentive Award (as defined below) under the Plan, a participant must be employed by CCL or one of its divisions on the last day of the Plan year. The only exception to this requirement is for participants whose employment is terminated prior to the last day of the Plan Year as the result of death, disability or retirement ("Early Termination Employees").

BONUS POOL

The total amount payable under the Plan for each Plan year (the "Bonus Pool") shall be equal to two percent (2%) (the "Bonus Percentage") of (x) the net income generated within each Plan Year by CCL and its divisions calculated in accordance with generally accepted accounting principals consistently applied (the "Net Income") minus (y) the greater of (i) CCL's Net Income for the fiscal year ending November 30, 1993 or (ii) $183,000,000. The Bonus Percentage for the fiscal years ending November 30, 1996 and thereafter, if applicable, will be determined by the Board of Directors within 90 days of the commencement of each such fiscal year.

METHOD OF CALCULATING INCENTIVE AWARDS

The Committee shall, in its discretion, assign a specific number of points (the "Points") to each participant. The Points awarded to each participant will be communicated to the participant during the first ninety (90) days of each Plan Year. Such decisions may be revised during a Plan Year by the Committee due to major changes in position responsibilities occurring during the Plan Year.

The Committee, in its sole discretion, shall adjust the Points assigned to each participant by multiplying such participant's Points by a percentage within the range set forth below corresponding to such participant's evaluated performance for such year (the "Weighted Points"):

     EXCELLENT PERFORMANCE            90-100%

     GOOD PERFORMANCE                 75-89%

     FAIR PERFORMANCE                 60-74%

     LESS THAN FAIR PERFORMANCE        0-59%


Each participant shall receive an Incentive Award equal to the product of his or her Weighted Points multiplied by the "Point Value". The Point Value shall be equal to (i) the amount of the Bonus Pool, divided by (ii) the aggregate Points (before adjustments) awarded to participants for each Plan year.

Any amounts remaining in the Bonus Pool following the calculation of the Incentive Awards pursuant to the preceding paragraph shall be available for discretionary distribution by the Committee to participants.

PAYMENT OF INCENTIVE AWARDS

Incentive Awards are paid on a date determined by the Committee which is within seventy-five (75) days following the conclusion of each Plan Year. At the discretion of the Committee, advance partial payment of Incentive Awards may be made based on anticipated Net Income. At the discretion of the Committee, special arrangements may be made for earlier payment to Early Termination Employees.

Incentive Awards shall be payable in cash.

DURATION OF PLAN

The Plan will be effective for the fiscal years 1994, 1995 and 1996. It is the intent of Carnival Corporation to make a decision on whether or not to renew the Plan for an additional year in August of each year in order to effect a 2-year planning horizon (e.q., decision by August 1995 as to whether or not to extend the Plan to 1997).

AMENDMENT OF PLAN

The Board of Directors of Carnival Corporation may amend the Plan from time to time in such respects as the Board may deem advisable.

GOVERNMENTAL AND OTHER REGULATIONS

The Plan shall be subject to all applicable federal and state laws, rules and regulations and such approvals by any governmental or regulatory agency, as may be required.


EXHIBIT 12

                                CARNIVAL CORPORATION
                         RATIO OF EARNINGS TO FIXED CHARGES
                           (in thousands, except ratios)

                                          Nine Months Ended August 31,
                                             2000             1999
Net income                                 $771,663         $776,196
Income tax expense                            3,826            5,617
Income before income tax expense            775,489          781,813

Adjustment to Earnings:
  Minority interest                                           10,995
 Loss (income)
    from affiliate operationsand
    dividends received                       20,827           11,410

Earnings as adjusted                        796,316          804,218

Fixed Charges:
  Interest expense, net                      25,198           38,181
  Interest portion of rent expense(1)         2,538            2,277
  Capitalized interest                       32,934           29,204

Total fixed charges                          60,670           69,662

Fixed charges not affecting earnings:
  Capitalized interest                      (32,934)         (29,204)

Earnings before fixed charges              $824,052         $844,676
Ratio of earnings to fixed charges             13.6x            12.1x

(1) Represents one-third of rent expense, which management believes to be representative of the interest portion of rent expense.