Form 10-K
period 2000-11-30
CARNIVAL CORP
filed 2001-02-28
CIK 815097

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

 (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $10,054,000,000 based upon the closing market price on February 20, 2001 of a share of Common Stock on the New York Stock Exchange as reported by the Wall Street Journal.







     At February 20, 2001, the Registrant had outstanding 584,714,214 shares of its Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 2000 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

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

Item 6.                Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.               Quantitative and Qualitative Disclosures About Market
Risk

Item 8.                Financial Statements and Supplementary Data


     The information described below and contained in the Registrant's 2001 definitive Proxy Statement, to be filed with the Commission is incorporated therein by reference into this Annual Report on Form 10-K.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrant

Item 11.               Executive Compensation

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management

Item 13.               Certain Relationships and Related Transactions

                                      PART I

  Item 1.  Business

     A.  General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974. Carnival Corporation, including its consolidated subsidiaries (referred to collectively as the "Company"), is the world's largest multiple-night cruise company based on the number of passengers carried, revenues generated and available capacity. The Company offers a broad range of cruise brands serving the contemporary cruise sector of the vacation market through Carnival Cruise Lines ("Carnival") and Costa, the premium cruise sector through Holland America Line ("Holland America") and the luxury cruise sector through Cunard Line ("Cunard"), Seabourn Cruise Line ("Seabourn") and Windstar Cruises ("Windstar") (collectively the "Wholly Owned Cruise Operations"). The Company also owns a 25% equity interest in Airtours plc ("Airtours"), an integrated leisure travel group of companies which also operates cruise ships which target the contemporary cruise sector under the brand name of Sun Cruises.

     A summary of the cruise operations of the Company and Airtours is as follows:


                                                     PRIMARY
          CRUISE           NUMBER     PASSENGER     GEOGRAPHIC
          BRAND           OF SHIPS    CAPACITY(1)    MARKET
Wholly Owned Cruise
  Operations:
    Carnival                  15        30,020       North America
    Holland America           10        13,348       North America
    Costa (2)                  7         9,200       Europe
    Cunard                     2         2,458       Worldwide
    Seabourn                   6         1,614       North America
    Windstar                   4           756       North America
                              44        57,396
Airtours:
    Sun Cruises                4         4,352       Europe
                              48        61,748

  (1) In accordance with cruise industry practice, all passenger capacities indicated within this Annual Report on Form 10-K are calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (2) Since June 1997, the Company has owned 50% of Costa. On September 29, 2000, the Company completed the acquisition of the remaining 50% interest in Costa from Airtours. See Note 3 to the Company's Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.


      The Company has signed agreements with three shipyards providing for the construction of 16 additional cruise ships. A summary of the Company's ships under contract for construction is as follows:

                                 EXPECTED
                                  SERVICE           PASSENGER
       SHIP                       DATE(1)           CAPACITY
       Carnival:
         Carnival Spirit          4/01               2,124
         Carnival Pride           1/02               2,124
         Carnival Legend          9/02               2,124
         Carnival Conquest       12/02               2,974
         Carnival Glory           8/03               2,974
         Carnival Miracle         4/04               2,124
         Carnival Valor          11/04               2,974
           Total Carnival                           17,418
       Holland America:
         Newbuild                11/02               1,848
         Newbuild                 8/03               1,848
         Newbuild                 2/04               1,848
         Newbuild                10/04               1,848
         Newbuild                 6/05               1,848
           Total Holland America                     9,240
       Costa:
         Newbuild                 7/03               2,112
         Newbuild                 1/04               2,720
         Newbuild                12/04               2,720
           Total Costa                               7,552
       Cunard:
          Queen Mary 2           12/03               2,620
            Total Cunard                             2,620

              Total                                 36,830

(1) The expected service date is the date the ship is expected to begin revenue generating activities.


     In addition to its cruise operations, the Company operated a tour business, through Holland America Line-Westours Inc. ("Holland America Tours"), which markets sightseeing tours both separately and as a part of its cruise/tour packages. Holland America Tours operated 14 hotels in Alaska and the Canadian Yukon, two luxury dayboats offering tours to the glaciers of Alaska and the Yukon River, over 300 motor coaches used for sightseeing and charters in the states of Washington and Alaska and 13 private domed rail cars which are run on the Alaska Railroad between Anchorage and Fairbanks.

     B.  Risk Factors

     The Risk Factors noted below and elsewhere in this Annual Report on Form 10-K are important factors, among others, that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. See Part I, Item 4. - Special Note Regarding Forward - Looking Statements.

     (1) A change of the Company's tax status under the Internal Revenue Code, as amended (the "Code"), may have adverse effects on the Company's income and its shareholders.

     Carnival Corporation is a foreign corporation engaged in a trade or business in the United States ("U.S."), and its ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the U.S. Management believes, to the best of its knowledge, that, pursuant to Section 883 of the Code, Carnival Corporation's income and the income of its ship-owning subsidiaries, in each case derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. income tax. Management believes that substantially all of Carnival Corporation's income and the income of its ship-owning subsidiaries (with the exception of the U.S. source income from the transportation, hotel and tour business of Holland America Tours) is derived from or incidental to the international operation of a ship or ships within the meaning of Section 883 of the Code.

     Management believes that Carnival Corporation and its ship-owning subsidiaries currently qualify for the Section 883 exemption since it and each of its subsidiaries are incorporated in a qualifying jurisdiction and Carnival Corporation's Common Stock is primarily and regularly traded on an established securities market in the U.S. To date, however, no final U.S. Treasury regulations or other definitive interpretations of the relevant portions of Section 883 have been promulgated, although regulations have been proposed (see below for a discussion of the proposed regulations under Section 883). Such regulations or official interpretations could differ materially from management's interpretation of this Code provision and, even in the absence of such regulations or official interpretations, the Internal Revenue Service might successfully challenge such interpretation. In addition, the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence, or holdings of Carnival Corporation's direct or indirect shareholders that could affect it and its subsidiaries' eligibility for the
Section 883 exemption. Accordingly, there can be no assurance that Carnival Corporation and its subsidiaries are, and will in the future be, exempt from U.S. income tax on U.S.-source shipping income. If Carnival Corporation and its ship-owning subsidiaries were not entitled to the benefit of Section 883 of the Code, the Company would be subject to U.S. taxation on a portion of its income.

     (2) Failure to comply with the proposed tax regulations could have a negative impact on the Company's net income and stock price.

     On February 8, 2000, the U.S. Treasury Department issued proposed Treasury Regulations to Section 883 of the Code relating to income derived by foreign corporations from the international operation of ships or aircraft. The proposed regulations provide, in general, that a foreign corporation organized in a qualified foreign country and engaged in the international operation of ships or aircraft shall exclude qualified income from gross income for purposes of U.S. federal income taxation provided that the corporation can satisfy certain ownership requirements, including, among other things, that its stock is publicly traded. A publicly traded corporation will satisfy this requirement if more than 50% of its stock is owned by persons who each own less than 5% of the value of the outstanding shares of the corporation's capital stock. Management believes to its best knowledge, after due investigation, that Carnival Corporation currently qualifies as a publicly traded corporation under these proposed regulations. However, because various members of the Arison family and certain trusts established for their benefit own approximately 47% of Carnival Corporation's Common Stock, there is the potential that another shareholder could acquire 5% or more of its Common Stock which could jeopardize Carnival Corporation's qualification as a publicly traded corporation. If, in the future, Carnival Corporation were to fail to qualify as a publicly traded corporation, it would be subject to U.S. income tax on its income associated with its cruise operations in the U.S. In such event, Carnival Corporation's net income and stock price would be negatively impacted.

     As a precautionary matter, Carnival Corporation amended its Second Amended and Restated Articles of Incorporation to ensure that it will continue to qualify as a publicly traded corporation under the proposed regulations. This amendment provides that no one person or group of related persons (other than certain members of the Arison family and certain trusts established for their benefit) may own (or be deemed to own by virtue of the attribution provisions of the Code) more than 4.9% of Carnival Corporation's Common Stock, whether measured by vote, value or number. Shares of Carnival Corporation's Common Stock acquired in violation of this provision will be transferred to a trust and, at the direction of its Board of Directors, sold to a person whose shareholding does not violate such provision of its Second Amended and Restated Articles of Incorporation. These transfer restrictions may also have the effect of delaying or preventing a change in Carnival Corporation's control or other transactions in which the shareholders might receive a premium for their shares of Common Stock over the then prevailing market price or which such shareholders might believe to be otherwise in their best interest.

     (3) A group of principal shareholders effectively controls the Company and has the power to cause or prevent a change of control.

     A group of shareholders, comprising certain members of the Arison family, including Micky Arison, the Company's chairman and chief executive officer, and trusts established for their benefit, beneficially own a total of approximately 47% of Carnival Corporation's outstanding Common Stock. As a result, this group of shareholders has the power to substantially influence the election of directors and the Company's affairs and policies, without the consent of its other shareholders. In addition, this group has the power to prevent or cause a change in control.

     (4) Carnival Corporation is not a U.S. corporation and its shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

     Carnival Corporation's corporate affairs are governed by its Second Amended and Restated Articles of Incorporation and By-Laws and by the
corporate laws of Panama.   Thus, Carnival Corporation's public shareholders
may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.

     (5) Incidents involving cruise ships could adversely affect the cruise industry's and/or the Company's future sales and profitability.

     The operation of cruise ships involves the risk of accidents and other incidents which may bring into question passenger safety and adversely affect future industry performance. While the Company makes passenger safety a high priority in the design and operation of its ships, accidents and other incidents involving cruise ships could adversely affect the Company's future sales and profitability.

     (6) Environmental and health and safety legislation could increase operating costs.

     Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups also have generated negative publicity about the cruise industry and its environmental impact. The U.S. Environmental Protection Agency is considering new laws and rules to manage cruise ship waste. Stricter environmental and health and safety regulations could increase the cost of compliance and adversely affect the cruise industry.

     In addition, the grant of permits to cruise lines to enter Glacier Bay National Park in Alaska is the subject of litigation. See Part I, Item 1. Business, C. Cruise Ship Segment-Wholly Owned Cruise Operations, Governmental Regulations.

     (7) Overcapacity within the cruise business could have a negative impact on the Company's net revenue yields.

     Cruising capacity has grown in recent years and management expects it to continue to increase over the next five years as all of the major cruise companies are expected to introduce new ships into service. In order to utilize new capacity, the cruise industry must increase its share of the overall vacation market. Any future imbalances between cruise industry supply and demand could have a negative impact on the Company's net revenue yields, which would also have a negative impact on net income.

     (8) Demand for cruises and other vacation products may not keep pace with supply and, as a result, the Company's net revenue yields may be adversely affected.

     Demand for cruises and other vacation products may be affected by a number of factors. For example, the Company's sales are dependent on the underlying economic strength of the countries in which it operates. Adverse economic conditions can reduce the level of disposable income of consumers available for vacations. In addition, armed conflicts or political instability in areas where the Company's ships cruise can adversely affect demand for its cruises to those areas. Finally, adverse incidents involving cruise ships and adverse media publicity concerning the cruise industry in general can impact demand. Any reduction in demand may have a negative impact on the Company's net revenue yields, which would also have a negative impact on net income.

     (9) The Company faces significant competition from both cruise lines and other vacation operators.

     The Company operates in the vacation market. The Company competes for consumer disposable leisure-time dollars with both other cruise operators and a wide array of other vacation operators, including numerous land-based resorts and hotels and sightseeing destinations located throughout the world. The primary methods of competition among these operators are on the basis of pricing, product (i.e. the nature of the overall vacation experience), and itineraries/locations. The Company's principal cruise competitors include Royal Caribbean Cruise Ltd., which owns Royal Caribbean International and Celebrity Cruises, P&O Princess Cruises plc, which owns Princess Cruises, P&O Cruises and Aida Cruises, and Norwegian Cruise Line and Orient Lines, which are both owned by Star Cruises plc. In the event that the Company does not compete effectively with other cruise companies and other vacation operators, its market share could decrease and its net revenue yields could be adversely affected.

     (10)  Higher fuel prices could raise the Company's costs.

     The cost of fuel is subject to many economic and political factors which are beyond the Company's control. An increase in fuel prices could adversely affect the Company's financial statements because the Company may not be able to increase the prices on its cruise vacations to recover any increased costs.

     (11)  Conducting business internationally may result in increased costs.


     The Company operates its business internationally and plans to continue to develop its international presence, especially in Europe. Operating internationally exposes the Company to a number of risks. Examples include currency fluctuations, interest rate movements, increases in duties and taxes, political uncertainty, and changes in laws and policies affecting cruising, vacation or maritime businesses or the governing operations of foreign-based companies. If the Company is unable to address these risks adequately, its financial statements could be adversely affected.

     (12) Delays or faults in ship construction could reduce the Company's future profitability.

     Cruise ships are large and complicated vessels and building them involves risks similar to those encountered in similar sophisticated construction projects, including delays in delivery and faulty construction.
 Delays or faults in ship construction may result in delays or cancellations of scheduled cruises, necessitate unscheduled repairs to and drydocking of the ship and increase the Company's shipbuilding costs and/or expenses. Industrial action, insolvency of shipyards or other events could also delay or indefinitely postpone the delivery of new ships. These events, in turn, could, to the extent they are not covered by contractual provisions or insurance, adversely affect the Company's financial results.

     (13) Inability of qualified shipyards to build the Company's ships could reduce the Company's future profitability.

     Management believes that there are a limited number of shipyards in the world capable of the quality construction of large passenger cruise ships. The Company currently has contracts, with three of these shipyards for the construction of 16 ships to enter service over the next five years (see Part I, Item 1. Business, C. Cruise Ship Segment - Wholly Owned Cruise Operations
- Cruise Ship Construction). The Company's primary competitors also have contracts to construct new cruise ships (see Part I, Item 1. Business, C. Cruise Ship Segment - Wholly Owned Cruise Operations - Competition). If the Company elects to build additional ships in the future, which it expects to do, there is no assurance that any of these shipyards will have the available capacity to build additional new ships for the Company at the times desired by the Company or that the shipyards will agree to build additional ships at a cost acceptable to the Company. Additionally, there is no assurance that ships under contract for construction will be delivered. These events, in turn could adversely affect the Company's financial statements.

    C. Cruise Ship Segment - Wholly Owned Cruise Operations

     The multiple-night cruise industry, which is a small part of the overall vacation market, is a global business. Management estimates that the global cruise industry carried in excess of nine million passengers in 2000. The principal cruise sectors in the world, categorized by source of passengers, are North America, Europe, Asia/Pacific and South America. The Company sources its passengers principally from North America and, to a lesser extent, from Europe. A small percentage of the Company's passengers are sourced from Asia/Pacific and South America. See Note 10, "Segment Information," to the Company's Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K for additional information regarding the Company's U.S. and foreign assets and revenues.

     As previously mentioned, from June 1997 to September 29, 2000, Carnival Corporation owned a 50% direct interest in Costa and, accordingly, Costa was classified by Carnival Corporation as an affiliated cruise operation.
Costa's results of operation from June 1997 to September 2000 were included in affiliated operations in the Company's statements of operations. On September 29, 2000, the remaining 50% of Costa was purchased and, therefore, the Company now owns 100% of Costa. At November 30, 2000, Costa's balance sheet has been consolidated with Carnival Corporation and its other wholly owned subsidiaries. Commencing in fiscal 2001, Costa's results of operations will be fully consolidated in the same manner as Carnival Corporation's other wholly owned subsidiaries. Accordingly, reference to the "Company" in this Annual Report on Form 10-K include Carnival Corporation and its consolidated subsidiaries, including Costa, unless Costa is specifically excluded.

       North American Cruise Industry

     The passenger cruise industry as it exists today began in approximately 1970. Over time, the industry has evolved from a trans-ocean carrier service into a vacation alternative to land-based resorts and hotels and sightseeing destinations. According to Cruise Lines International Association ("CLIA"), an industry trade group, in 1970 approximately 500,000 North American sourced passengers took cruises of two consecutive nights or more. CLIA estimates that this number reached 6.66 million passengers in 2000, an average compound annual growth rate of 9.0% since 1970. Also, according to CLIA, by the end of 2000 the number of ships in service totaled 164 with an aggregate capacity of approximately 165,000 lower berths. CLIA estimates that the number of passengers sourced from North America increased from 5.89 million in 1999 to
6.66 million in 2000 or 13.1%.

     CLIA estimates that the number of North American sourced cruise passengers will grow to approximately 7.4 million in 2001. CLIA projections indicate that by the end of 2001, 2002, 2003 and 2004, North America will be served by 181, 191, 199 and 206 vessels, respectively, having an aggregate capacity of approximately 187,000, 207,000, 226,000 and 241,000 lower berths, respectively. CLIA's estimates of new ship introductions are based on scheduled ship deliveries and could change. The lead-time for design, construction and delivery of a typical large cruise ship is approximately two to three years. Additionally, CLIA's estimates of capacity do not include assumptions related to unannounced ship withdrawals due to age or changes in itineraries and, accordingly, could indicate a higher percentage growth in capacity than will actually occur. Nonetheless, management believes net capacity serving North American sourced cruise passengers will increase over the next several years.

     CLIA's estimate of North American sourced cruise passengers and passenger berths is as follows:




                                 NORTH AMERICAN      NORTH AMERICAN
                                    CRUISE             PASSENGER
                        YEAR      PASSENGERS(1)         BERTHS(2)
                        2000     6,660,000(est.)         165,000
                        1999     5,890,000               149,000
                        1998     5,432,000               138,000
                        1997     5,051,000               118,000
                        1996     4,659,000               110,000

(1) Source: CLIA estimates based on passengers carried for at least two consecutive nights for the calendar year.
(2) Information presented is as of the end of the year.

     In spite of the cruise industry's growth since 1970, management believes cruises only represent approximately 2% of the applicable North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving an overnight stay in a hotel. CLIA estimates that only 12% of the North American population has ever taken a cruise for at least two consecutive nights.

     European Cruise Industry

     The cruise industry in Europe is much smaller than the North American industry. Industry-wide European sourced cruise passengers carried in 2000 are estimated to be approximately two million as compared to approximately
6.7 million passengers sourced from North America. From 1990 to 2000, the number of cruise passengers sourced from the European market has been growing faster than its North American counterpart and, based on management's estimates, less than 1% of European travelers took a cruise in 2000. The number of cruise ships being marketed to European customers has increased in 2000 compared to 1999 and, management believes that several additional new or existing ships will be introduced into the European marketplace over the next few years.

     Demographics for the European cruise market appear favorable, as Europe has a population larger than that of North America, there is a low level of market penetration by the cruise industry and European consumers tend to take longer vacations. The rate at which European vacationers take a cruise has been growing at a 15% compounded annual growth rate for the period from 1994 through 1999.


     Passengers and Berths

     The Company's Wholly Owned Cruise Operations, excluding Costa, had worldwide cruise passengers and passenger berths as follows:

                                       CRUISE             PASSENGER
                        YEAR         PASSENGERS            BERTHS(1)
                        2000          2,669,000             48,196
                        1999          2,366,000             43,810
                        1998          2,045,000             39,466
                        1997          1,945,000             31,078
                        1996          1,764,000             30,837

(1) Information presented is as of the end of the Company's fiscal year and excludes Costa.

     The Company's passenger capacity has grown from 30,837 at November 30, 1996 to 48,196 at November 30, 2000, excluding Costa. During 1997 gross capacity increased 1,316 berths due to the delivery of the Rotterdam VI which was offset by the 1,075 berth decrease due to the sale of the Rotterdam V for a total net increase of 241. During 1998, with the delivery of the Elation and the Paradise, the purchase of the Wind Surf, the acquisition of Cunard and the consolidation of Seabourn, capacity increased by 8,388 berths. In 1999 capacity increased by 4,344 berths primarily due to the delivery of the Carnival Triumph and the Volendam. During 2000 gross capacity increased by 4,386 berths, excluding the acquisition of Costa, primarily due to the delivery of the Carnival Victory, the Zaandam and the Amsterdam partially offset by the 1,214 berth decrease due to the sale of the Nieuw Amsterdam. At November 30, 2000, the acquisition of Costa added 9,200 passenger berths to the Company's Wholly Owned Cruise Operations.

     Cruise Ships and Itineraries

     Carnival primarily serves the contemporary sector of the North American vacation market with 15 ships (the "Carnival Ships"). All of the Carnival Ships were designed by and built for Carnival, including three of the world's largest, the Carnival Victory, the Carnival Triumph and the Carnival Destiny. Twelve of the Carnival Ships operate in the Caribbean during all or a portion of the year and two Carnival Ships call on ports on the Mexican Riviera year round. Carnival Ships also offer cruises to Alaska, Canada, New England, the Hawaiian Islands, the Bahamas and the Panama Canal.

     Through its wholly owned subsidiary, HAL Antillen, N.V. ("HAL"), the Company operates ten ships primarily serving the premium sector of the North American vacation market under the Holland America name (the "Holland America Ships"). HAL also operates four sailing ships in a niche of the luxury cruise sector under the Windstar name (the "Windstar Ships").

     The Holland America Ships offer premium cruises of various lengths in Alaska, the Caribbean, Panama Canal, Europe, the Hawaiian Islands, South America and other worldwide itineraries. Cruise lengths vary from seven to 99 days, with a large proportion of cruises being seven or ten days in length. Periodically, the Holland America Ships make longer cruises or operate on special itineraries in order to increase travel opportunities for its customers and strengthen its cruise offerings. For example, in 2001, Holland America offered a 99-day world cruise. The majority of the Holland America Ships operate in the Caribbean during fall to spring and in Alaska and Europe during spring to fall. In order to offer a unique destination, to compete more effectively with land based vacation alternatives, and to compete with other cruise lines more effectively while operating in the Caribbean, in December 1997 Holland America introduced into certain of its Caribbean itineraries a private island destination known as Half Moon Cay. Half Moon Cay is a 2,400-acre island owned by Holland America. Facilities were constructed on the island on 45 acres along a crescent-shaped white sand beach. The remainder of the island remains undeveloped. The facilities on Half Moon Cay include bars, shops, restrooms, a post office, a chapel and an ice cream shop, as well as a food pavilion with open-air dining shelters and a bandstand.

     The four Windstar Ships currently operate in the Caribbean, Europe and Central America and offer a casual, yet luxurious, cruise experience on board these modern sail ships. These ships primarily serve a niche segment of the luxury sector of the North America vacation market.

     Passengers can enjoy their voyage by "Cruising Italian Style" on board any of the seven Costa ships (the "Costa Ships"), which primarily operate in Europe during the spring to fall months and the Caribbean and South America during the fall to spring. Costa is the number one cruise line in Europe based on passengers carried and capacity and its ships primarily serve the contemporary sector of the European vacation market. The Costa Ships call on 73 European ports with 34 different itineraries and to various other ports in the Caribbean and South America. During 2000, Costa introduced the 2,112 passenger capacity Costa Atlantica which has garnered rave reviews in Europe.

     Under the Cunard brand, the Company operates two ships (the "Cunard Ships") which offer classic "Old World" cruising and recreate the golden age of ocean liner travel with a British style and essence primarily serving the luxury sector of the worldwide vacation market. Cunard's flagship, the Queen Elizabeth 2 ("QE2"), offers the only remaining scheduled transatlantic ocean liner service between the U.S. and Great Britain. Both of Cunard's ships offer cruises to worldwide destinations, with many of the cruises ranging between six and 18 days in length. The Cunard ships also offer extended cruises, such as a world cruise.

     The six Seabourn ships (the "Seabourn Ships") offer a choice of three distinct styles of luxury cruises aboard intimately sized ships. Seabourn ships primarily serve the luxury sector of the North American vacation market and offer an intense focus on personalized service and quality cuisine. These ships concentrate their operations in the Caribbean and Europe with cruises in the seven to 14 day range. Periodically, the Seabourn Ships make longer cruises or operate on special itineraries and also make extended cruises to various other worldwide destinations, including South America, Australia, the South Pacific and Southeast Asia.


Summary information concerning the Company's ships is as follows.

                                                     APPROXIMATE
                                                        GROSS
                                  YEAR      PAX       REGISTERED
SHIP                 REGISTRY     BUILT     CAP         TONS
Carnival:
Carnival Victory      Panama      2000     2,758       102,000
Carnival Triumph      Bahamas     1999     2,758       102,000
Paradise              Panama      1998     2,052        70,000
Elation               Panama      1998     2,052        70,000
Carnival Destiny      Bahamas     1996     2,642       101,000
Inspiration           Bahamas     1996     2,052        70,000
Imagination           Bahamas     1995     2,052        70,000
Fascination           Bahamas     1994     2,052        70,000
Sensation             Bahamas     1993     2,052        70,000
Ecstasy               Panama      1991     2,052        70,000
Fantasy               Panama      1990     2,056        70,000
Celebration           Panama      1987     1,486        47,000
Jubilee               Bahamas     1986     1,486        47,000
Holiday               Bahamas     1985     1,448        46,000
Tropicale (1)         Panama      1982     1,022        37,000

   Total Carnival Ships Capacity......... 30,020

Holland America:
Zaandam               Netherlands 2000     1,440        63,000
Amsterdam             Netherlands 2000     1,380        62,000
Volendam              Netherlands 1999     1,440        63,000
Rotterdam             Netherlands 1997     1,316        62,000
Veendam               Bahamas     1996     1,266        55,000
Ryndam                Netherlands 1994     1,266        55,000
Maasdam               Netherlands 1993     1,266        55,000
Statendam             Netherlands 1993     1,266        55,000
Westerdam             Netherlands 1986     1,494        54,000
Noordam               Netherlands 1984     1,214        34,000
  Total Holland America
    Ships Capacity....................... 13,348

Costa (1):
Costa Atlantica       Italy       2000     2,112        86,000
Costa Victoria        Italy       1996     1,928        76,000
Costa Romantica       Italy       1993     1,344        53,000
Costa Allegra         Italy       1992       806        30,000
Costa Classica        Italy       1991     1,302        53,000
Costa Marina          Italy       1990       762        25,500
Costa Riviera         Italy       1963       946        30,400
  Total Costa Ships Capacity.............. 9,200

Cunard:
Caronia               England     1973       668        24,500
QE 2                  England     1969     1,790        70,000
  Total Cunard Ships Capacity............  2,458

Seabourn:
Seabourn Legend        Norway     1992       208        10,000
Seabourn Spirit        Norway     1989       208        10,000
Seabourn Pride         Norway     1988       208        10,000
Seabourn Sun          Bahamas     1988       758        38,000
Seabourn Goddess II   Bahamas     1985       116         4,250
Seabourn Goddess I    Bahamas     1984       116         4,250
  Total Seabourn Ships Capacity..........  1,614

Windstar Cruises:
Wind Surf             Bahamas     1990       312        14,750
Wind Spirit           Bahamas     1988       148         5,700
Wind Song             Bahamas     1987       148         5,700
Wind Star             Bahamas     1986       148         5,700
  Total Windstar Ships Capacity..........    756

Total Capacity........................... 57,396

(1) In February, 2001 the Tropicale was transferred from Carnival to Costa and is scheduled to begin operating in the European market during the summer of 2001, after it undergoes a major refit.
__________________________


 Cruise Ship Construction

     The Company has signed agreements with three shipyards providing for the construction of 16 additional cruise ships. A summary of the Company's ships under contract for construction is as follows:

                                                     APPROXIMATE
                EXPECTED                                GROSS      ESTIMATED
                SERVICE                       PAX     REGISTERED     TOTAL
SHIP              DATE(1)  SHIPYARD           CAP        TONS        COST(2)
                                                                (In millions)
Carnival
Carnival Spirit    4/01  Masa-Yards          2,124      88,500      $  375
Carnival Pride     1/02  Masa-Yards (3)      2,124      88,500         375
Carnival Legend    9/02  Masa-Yards (3)      2,124      88,500         375
Carnival Conquest 12/02  Fincantieri         2,974     110,000         500
Carnival Glory     8/03  Fincantieri         2,974     110,000         500
Carnival Miracle   4/04  Masa-Yards (3)      2,124      88,500         375
Carnival Valor    11/04  Fincantieri(3)      2,974     110,000         500
  Total Carnival Ships                      17,418                   3,000
Holland America
Newbuild          11/02  Fincantieri(3)      1,848      84,000         410
Newbuild           8/03  Fincantieri(3)      1,848      84,000         410
Newbuild           2/04  Fincantieri(3)      1,848      84,000         410
Newbuild          10/04  Fincantieri(3)      1,848      84,000         410
Newbuild           6/05  Fincantieri(3)      1,848      84,000         410
  Total Holland America Ships                9,240                   2,050
Costa
Newbuild           7/03  Masa-Yards (4)      2,112      86,000         330
Newbuild           1/04  Fincantieri(5)      2,720     101,000         380
Newbuild          12/04  Fincantieri(5)      2,720     101,000         380
  Total Costa Ships                          7,552                   1,090
Cunard
Queen Mary 2      12/03 Chantiers de
                        l'Atlantique (3)     2,620     150,000         780
  Total Cunard                               2,620                     780
Total                                       36,830                  $6,920


  (1) No assurance can be made that the vessels under construction will be introduced into service by the expected service date.
  (2) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (3) These construction contracts are denominated in either German marks, Italian lira or euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (4) This construction contract is denominated in German marks which has a fixed exchange rate with Costa's functional currency, which is the Italian lira. The estimated total cost has been translated into U.S. dollars using the November 30, 2000 exchange rate.
  (5) These construction contracts are denominated in Italian lira and the estimated total costs have been translated into U.S. dollars using the November 30, 2000 exchange rate.

     Cruise Pricing

     Each of the Company's cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through the Company's early booking discount programs and other promotions. The cruise ticket price includes accommodations, meals and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including a fully equipped casino, nightclubs, theatrical shows, movies, parties, a discotheque, a health club and swimming pools, on each ship.

     Onboard and Other Revenues

     The Company derives revenues from certain onboard activities and services including casino gaming, bar sales, gift shop sales, entertainment arcades, shore tours, art auctions, photo sales, spa services and promotional advertising by merchants located in ports of call.

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

     The Company receives additional revenue from the sale to its passengers of shore tours at each ship's ports of call. They include, among other things, bus and taxi sightseeing and adventure excursions, local boat and beach parties, and nightclub and casino visits. On the Carnival, Costa, Windstar, Cunard and Seabourn Ships, such shore excursions are primarily operated by independent tour operators. On the Holland America Ships, shore excursions are operated by Holland America Tours and independent parties.

     In conjunction with its cruise vacations on its ships, all of the Company's cruise brands sell pre-cruise and post-cruise land packages. Carnival packages generally include one, two or three-night vacations at nearby attractions, such as Universal Studios and Walt Disney World in Orlando, Florida, or in proximity to other vacation destinations in Central and South Florida, Galveston, Texas, New Orleans, Louisiana, Los Angeles, California and San Juan, Puerto Rico. Holland America packages outside of Alaska generally include one, two or three-night vacations, including stays in unique European port cities or near attractions in Central and South Florida. Costa's packages generally include one or two-night vacations in well-known European cities or at vacation destinations in central or south Florida. Cunard and Seabourn packages include numerous luxury and/or exotic pre and post-cruise land programs, such as world class golf programs, London and Paris luxury holidays and tours of the Galapagos Islands and the Treasures of Bangkok.

     In conjunction with its Alaskan cruise vacations on its Holland America and Carnival Ships, the Company sells pre and post-cruise land packages which are more fully described in Part I, Item 1. Business, D. Tour Segment.



 Passengers and Occupancy

    The aggregate number of passengers carried and occupancy percentage for the Company's ships, excluding Costa, is as follows:

                                                YEARS ENDED NOVEMBER 30,
                                            2000         1999         1998
   Passengers carried                   2,669,000    2,366,000     2,045,000
   Occupancy percentage (1)(2)              105.4%       104.3%        106.3%

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

     The actual occupancy percentage for all cruises on the Company's ships, excluding Costa, during each quarter of fiscal 1999 and 2000 was as follows:

                                             OCCUPANCY
       QUARTERS ENDED                        PERCENTAGE
       February 28, 1999                       100.9
       May 31, 1999                             99.9
       August 31, 1999                         112.3
       November 30, 1999                       103.6
       February 29, 2000                       103.4
       May 31, 2000                            102.3
       August 31, 2000                         112.4
       November 30, 2000                       103.4

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

     During 1998, the Company created a marketing association called the "World's Leading Cruise LinesSM" for its family of six cruise brands in order to both educate the consumer about the overall breadth of the Company's cruise brands, as well as to increase the effectiveness and efficiency of marketing the brands. During 2000, the Company launched "VIP", or Vacation Interchange Privileges, a loyalty program that provides special considerations to repeat guests aboard any of these six brands. In addition, the Company partnered with Starwood Preferred guests, the world's leading hotel loyalty program, adding cruising from any of the Company's six brands to the list of award options available to their customers.

     The Company's various cruise lines employ over 750 personnel, excluding reservation agents, in the sales and sales support area who, among other things, focus on motivating, training and supporting the retail travel agent community which sells substantially all of the Company's cruises. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume. Commission rates on cruise vacations are usually higher than commission rates earned by travel agents on sales of airline tickets and hotel rooms. Moreover, since cruise vacations are substantially all-inclusive, sales of the Company's cruise vacations generally yield higher commissions to travel agents than commissions earned on selling airline tickets and hotel rooms. During fiscal 2000, no controlled group of travel agencies accounted for more than 10% of the Company's revenues.

     Historically, the Company's cruise brands have been marketed primarily in North America. The Company began to globalize its cruise business by expanding into Europe through the acquisition of its interest in Airtours in April 1996, Costa in June 1997 and Cunard in May 1998. In 2000, management positioned the Company to better take advantage of this expanding market segment by acquiring the balance of Costa. This strategic acquisition solidified the Company's ownership of a cruise line that management believes is as recognizable in Southern Europe and South America as Carnival is in North America. The Company intends to leverage Costa's European leadership position by furthering the Company's ship development commitment to the Costa brand. In this way, the Company will expand Europe's largest multiple-night cruise ship fleet, which should continue to position the Company to gain a greater foothold in the growing European cruise business.

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

     As mentioned above, the Company markets the Carnival Ships as the "Fun Shipsr" and uses, among others, the themes "Carnival's Got the Funr" and "The Most Popular Cruise Line in the World!r". Carnival advertises nationally directly to consumers on network and cable television and through extensive print and radio media. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Shipsr" concept and the "Carnivalr" name in particular. During 2000, Carnival re-launched www.carnival.com, Carnival's consumer web site which primarily serves as a marketing and research tool for its current and potential customers.

     Substantially all of Carnival's cruise bookings are made through travel agents. In fiscal 2000, Carnival took reservations from about 29,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume. In addition, Carnival markets and sells its cruises to tour operators and through travel agents located in numerous other countries, including the United Kingdom, Argentina, Germany, Mexico and Venezuela.

     Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Shipsr" cruise vacations. Carnival employs approximately 230 business development managers and 50 in-house service representatives to motivate independent travel agents and to promote its cruises as an alternative to land-based vacations or other cruise lines. Carnival believes it has one of the largest sales forces in the industry.

     During 2000, Carnival forged new marketing alliances and initiatives that are meant to expand its reach to first-time and existing cruise guests. Carnival partnered with Fairfield Communities, one of the nation's leading vacation ownership operators, to introduce cruising to their customers. In addition, Carnival opened three Carnival Vacation Stores whose primary purpose is to provide Carnival cruise information to potential customers. These Carnival owned and operated stores are kiosks located in major metropolitan shopping centers in Texas.

     To facilitate access and to simplify the reservation process, Carnival employs approximately 900 reservation agents primarily to take bookings from independent travel agents. Carnival's fully automated reservation system allows its reservation agents to respond quickly to book staterooms on its ships. Additionally, through Leisure Shopper, Cruise Director or Carnival's internet booking engine, travel agents and consumers have the ability to make reservations through their own computer terminals directly into Carnival's computerized reservations system.

     A significant portion of Carnival's cruises are generally booked several months in advance of the sailing date. This lead-time allows Carnival to adjust its prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. Carnival's SuperSaver fares are designed to encourage potential passengers to book cruise reservations earlier, which helps to more effectively manage overall net revenue yields (net revenue per available berth). Carnival's payment terms require that a passenger pay a deposit of between $100 to $300, depending on the cruise duration, to confirm their reservation with the balance due not later than 45 days before the sailing date for three, four and five day cruises and 70 or 75 days before the sailing date for seven-day and longer cruises.

     Holland America and Windstar

     The Holland America and Windstar Ships cater to the premium and luxury sectors, respectively. Management believes that the hallmarks of the Holland America experience are beautiful ships and gracious, attentive service. Holland America communicates this difference as "A Tradition of Excellencer", a reference to its long-standing reputation for "world class" service and cruise itineraries.

     Substantially all of Holland America's bookings are made through travel agents. In fiscal 2000, Holland America took reservations from about 23,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. In addition, Holland America and Windstar markets and sells its cruises to tour operators and through travel agents located in numerous countries including the United Kingdom and Australia. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume.

     Holland America has focused much of its sales effort at creating an excellent relationship with the travel agency community. This is related to its marketing philosophy that travel agents have a large impact on the consumer vacation selection process and will recommend Holland America more often because of its excellent reputation for service to both consumers and independent travel agents. Holland America solicits continuous feedback from consumers and the independent travel agents making bookings with Holland America to ensure they are receiving excellent service. In 2000, Holland America and Windstar enhanced their web sites at www.hollandamerica.com and www.windstarcruises.com, thus enriching the consumers web-based research experience.

     Holland America's marketing communication strategy is primarily composed of newspaper and magazine advertising, large scale brochure distribution, direct mail solicitations to past passengers and others, network and cable television and radio spots. Holland America engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. Holland America employs approximately 54 field sales representatives, 26 inside sales representatives and 18 sales and service representatives to support the field sales force. To facilitate access to Holland America and to simplify the reservation process for the Holland America Ships, Holland America employs approximately 290 reservation agents primarily to take bookings from travel agents. Additionally, through Leisure Shopper and Cruise Director, travel agents have the ability to make reservations directly into Holland America's reservations system. Holland America's cruises generally are booked several months in advance of the sailing date.

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

     Costa

     Since June 1997, the Company has owned 50% of Costa. On September 29, 2000, the Company completed the acquisition of the remaining 50% interest in Costa from Airtours. See Note 3 "Acquisition," to the Company's Consolidated Financial Statements in Exhibit 13 of this Annual Report on Form 10-K.

     Costa is headquartered in Genoa, Italy and is Europe's largest cruise line based on number of passengers carried and available capacity. Costa is primarily targeted to the contemporary sector with a majority of its cruises sold in Europe, primarily in Italy, France, Germany and Spain. Approximately 86% of Costa's revenues are generated by non-U.S. tour operators and travel agents. Costa has sales offices in Argentina, Brazil, England, France, Germany, Italy, Spain, Switzerland and the United States, and employs over 300 personnel in the sales and sales support area, excluding reservation agents. Costa sales offices focus much of their effort at motivating and educating travel agents. These efforts include, among other things, newspaper, television, radio and magazine advertising, direct mail solicitation and brochure distribution. In addition, through the use of the internet, at web sites specifically designed for the country and guest that Costa is targeting, the consumers are educated about cruising and Costa (www.costacruises.com). To facilitate access to Costa and to simplify the reservation process for the Costa Ships, Costa employs approximately 120 reservation agents primarily to take bookings from travel agents.

      Management believes that Costa distinguishes itself from other brands by offering a distinctly Italian style of cruising. Costa believes its advertising generates interest in cruise vacations generally and results in a higher degree of awareness to "Cruising Italian Style SM". In addition, Costa is very experienced at providing cruises to guests with different nationalities and languages besides Italian, thereby enabling it to effectively market and sell its cruises throughout Europe, South America and the U.S.


     Cunard and Seabourn

     The Company owns 100% of Cunard Line Limited, which owns Cunard and Seabourn. Currently eight ships are operated under these two brands.

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

     The Seabourn brand currently operates six ships, offering ultra-luxury cruising with an intense focus on service and cuisine. It is the exceptionally high level of service which management believes enables Seabourn to be one of the most celebrated cruise lines in the world.

     Seabourn and Cunard currently market and sell their products through their sales offices in Miami, England, Germany and Australia. Approximately 44% of Cunard Line Limited's revenues are generated by non-U.S. tour operators and travel agents. Marketing efforts are devoted primarily to i) travel agent support and awareness, ii) direct mail solicitation of past passengers, iii) targeted print media campaigns and brochure distribution and iv) the education of consumers at the Cunard and Seabourn web sites located at www.cunardline.com and www.seabourn.com.

     Substantially all of Seabourn's and Cunard's bookings are made through travel agents. In fiscal 2000, Seabourn and Cunard took reservations from about 11,000 of approximately 49,000 travel agency locations known to the Company in the United States and Canada. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume.

     Cunard and Seabourn employ approximately 41 field sales representatives, 16 inside sales representatives and 28 sales and service representatives to support its field sales force. They also employ approximately 80 Cruise Sales Consultants primarily to take bookings, substantially all of which come from travel agents.


     Seasonality

     The Company's revenue from the sale of passenger tickets is moderately seasonally. Historically, demand for cruises has been greatest during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General," in Exhibit 13 of this Annual Report on Form 10-K.

     Competition

     The Company competes both with other cruise lines and with a wide array of other land-based vacation alternatives for the consumers' disposable leisure time dollars. The Company's cruise lines also compete, in some cases, against each other.

     The Company's primary competitors in the contemporary and/or premium cruise sectors for North American sourced passengers are Royal Caribbean Cruises Ltd., which owns Royal Caribbean International and Celebrity Cruises, Princess Cruises, owned by P&O Princess Cruises plc ("P&O"), Norwegian Cruise Line and Orient Lines, both owned by Star Cruises plc, and Disney Cruise Line.

     The Company's primary competitors for European sourced passengers are Royal Olympic Cruise Line and its parent, Louis Cruise Line, Festival Cruises, Mediterranean Shipping Cruises and P&O Cruises and Aida Cruises, both owned by P&O.

     The Cunard, Seabourn and Windstar ships' compete for passengers primarily from North America and/or Europe and the primary unaffiliated competitors within the luxury cruise sector include Crystal Cruises, Radisson Seven Seas Cruise Line, Renaissance Cruises and Silversea Cruises, as well as the higher priced cabins on certain of the cruise lines which serve the premium sector.

     As mentioned above, the Company also competes with land-based vacation alternatives throughout the world including, among others, resorts and hotels located in Las Vegas, Nevada, Orlando, Florida, various Caribbean, Bahamian and Hawaiian Island destination resorts and numerous sightseeing destinations throughout Europe.

     See "Risk Factors" for an additional discussion of the Company's competition.

     Governmental Regulations

     The Company's ships are registered in the Bahamas, England, Italy, Netherlands, Norway or Panama, as more fully described under Part I, Item 1. Business, C. Cruise Ships and Itineraries and, accordingly, are regulated by these jurisdictions and by the International Conventions that these jurisdictions have ratified or adhere to. In addition, the directives and regulations of the European Union are applicable to some aspects of the Company's ship operations.

     In addition, the International Maritime Organization (the "IMO"), which operates under the United Nations, has adopted safety standards as part of the "Safety of Life at Sea" ("SOLAS") Convention, generally applicable to all passenger ships carrying 36 or more passengers. Generally, SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety. The current SOLAS requirements are being phased in through 2010.

     In 1993, SOLAS was amended to adopt the "International Safety Management Code" (the "ISM Code"). The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code became mandatory for passenger vessel operators, such as the Company, on July 1, 1998. All of the Company's cruise operations and Airtours' Sun Cruises have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control (i.e. the process by which a nation exercises authority over foreign ships when the ships are in the waters subject to its jurisdiction).

     The Company's ships that call on United States ports are subject to inspection by the United States Coast Guard for compliance with the SOLAS Convention and by the United States Public Health Service for sanitary standards. The Company's ships are also subject to similar inspections pursuant to the laws and regulations of various other countries its ships call on.

     In addition to other regulations, the Company's ships that call on U.S. ports are regulated by the Federal Maritime Commission ("FMC"). Public Law 89-777 which is administered by the FMC requires most cruise line operators to establish financial responsibility for nonperformance of transportation. The FMC's regulations require that a cruise line demonstrate its financial responsibility through a guaranty, escrow arrangement, surety bond, insurance or self-insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two-year period up to a maximum coverage level of $15 million. In addition, other jurisdictions, including the United Kingdom and Germany, require the establishment of financial responsibility for passengers from their jurisdictions.

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

     On February 23, 2001, a three judge panel of the Ninth U.S. Circuit Court of Appeals overturned a decision of the U.S. District Court for the District of Alaska and ordered the District Court to enjoin a 1996 decision by the National Park Service ("NPS") that had authorized additional cruise ship entry permits for Glacier Bay National Park. The Court of Appeals held that the NPS should have prepared an environmental impact statement prior to increasing the number of permits. As a consequence of the 1996 NPS decision, Holland America had been able to obtain additional entry permits for the 2000-2004 period. Other cruise lines had also received additional entry permits. At this time it is not clear whether the court injunction will affect the 2001 Alaska cruise season since the District Court was given discretion as to whether or not to defer issuing the injunction until after the 2001 season. In addition, the decision can still be appealed by the NPS to the full Ninth Circuit Court of Appeals and/or the U.S. Supreme Court. Holland America will also be clarifying with the NPS as to exactly how many permits may be impacted. However, most Holland America permits will not be withdrawn as a result of this decision since they were in effect prior to the 1996 NPS decision. In addition, attractive alternative destinations in Alaska can be substituted for Glacier Bay. Accordingly, management believes that if any permits are withdrawn, the impact on the Company's financial statements will not be material.

     The Company believes it is in compliance with all material regulations applicable to its ships and has all the necessary licenses to conduct its business. From time to time, various other regulatory and legislative changes have been or may be proposed that could have an affect on the cruise industry in general. See "Risk Factors" for a discussion of other regulations which impact the Company.


     Financial Information

     For financial information about the Company cruise and affiliated operations segments with respect to each of the three years in the period ended November 30, 2000, see Note 10, "Segment Information," to the Company's Consolidated Financial Statements in Exhibit 13 of this Annual Report on Form 10-K.

     D. Tour Segment

     In addition to its cruise business, the Company markets sightseeing tours both separately and as a part of cruise/tour packages under the Holland America Tours name. Tour operations are based in Alaska and Washington State. Since a substantial portion of Holland America Tours' business is derived from the sale of tour packages in Alaska during the summer tour season, tour operations are highly seasonal.

     Holland America Tours

     Holland America Tours is an indirect wholly owned subsidiary of HAL. The group of companies which together comprise the tour operations perform three independent yet interrelated functions. During 2000, as part of an integrated travel program to destinations in Alaska, the tour service group offered 39 different tour programs varying in length from 8 to 21 days. The transportation group and hotel group supports the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Two luxury dayboats perform an important role in the integrated Alaska travel program offering tours to the glaciers of Alaska and the Yukon River. The Yukon Queen II cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska. The two dayboats have a combined capacity of 304 passengers.

     A fleet of over 300 motor coaches operate in Alaska and Washington. These motor coaches are used for extended trips, city sightseeing tours and charter hire. Additionally, Holland America Tours operates express motor coach service between downtown Seattle and the Seattle-Tacoma International Airport.

     Thirteen private domed rail cars, which are called "McKinley Explorers", run on the Alaska Railroad between Anchorage and Fairbanks, stopping at Denali National Park.

     In connection with its tour operations, Holland America Tours owns or leases motor coach maintenance shops in Seattle, Washington, and in Juneau, Fairbanks, Anchorage, Skagway and Ketchikan, Alaska. Holland America Tours also owns or leases service offices at Anchorage, Denali Park, Fairbanks, Juneau, Ketchikan and Skagway in Alaska, at Whitehorse in the Yukon Territory, in Seattle, Washington, Vancouver, British Columbia and Victoria, British Columbia.

     Westmark Hotels

     Holland America Tours owns and/or operated 14 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels. Four of the hotels are located in Canada's Yukon Territory and offer a combined total of 585 rooms. The remaining 10 hotels, located throughout Alaska, provide a total of 1,455 rooms, bringing the total number of hotel rooms to 2,040.

     The hotels play an important role in Holland America Tours tour programs during the summer months when they provide accommodations to the tour passengers. The hotels located in the larger metropolitan areas remain open during the entire year, acting during the winter season as centers for local community activities while continuing to accommodate the traveling public. Most of the Westmark hotels include dining, lounge and conference or meeting room facilities. Certain hotels have gift shops and other tourist services on the premises.

     Twelve of the hotels are wholly owned by Holland America Tours subsidiaries and Westmark operates two under management agreements.

     For the seven hotels that operate year-round, the occupancy percentage for fiscal 2000 was 56.9% (55.4% for fiscal 1999), and for the seven hotels that operate only during the summer months, the occupancy percentage for fiscal 2000 was 70.9% (71.4% for fiscal 1999).

     Sales and Marketing

     Holland America Tours has its own marketing staff devoted to i) travel agent support and awareness, ii) direct mail solicitation of past customers,
iii) use of consumer magazine and newspaper advertising to develop prospects and enhance awareness and iv) distribution of brochures. Additionally, television and radio spots are used to market its tour and cruise packages. The Holland America Tours marketing message leverages the company's 54 years of Alaska tourism leadership and its extensive array of hotel and transportation assets to create a brand preference for Holland America Tours. To the prospective vacationer the company endeavors to convince them that "Holland America Tours is Alaska".

     Holland America Tours are marketed both separately and as part of cruise/tour packages. Although most Holland America Tours cruise/tours include a Holland America cruise as the cruise segment, other cruise lines also market Holland America Tours as a part of their cruise/tour packages and sightseeing excursions. Tours sold separately are marketed through independent travel agents and also directly by Holland America Tours, utilizing sales desks in major hotels. General marketing for the hotels is done through various media in Alaska, Canada and the contiguous U.S. Travel agents, particularly in Alaska, are solicited, and displays are used in airports in Seattle, Washington, Portland, Oregon and various Alaskan cities. Room rates at Westmark Hotels are on the upper end of the scale for hotels in Alaska and the Canadian Yukon.

     Seasonality

     Holland America Tours tour revenues are highly seasonal with a large majority generated during the late spring and summer months in connection with the Alaska cruise season. Holland America Tours are conducted in Washington State and Alaska. The Alaska tours coincide to a great extent with the Alaska cruise season, May through September. Washington tours are conducted year-round although demand is greatest during the summer months. During periods in which tour demand is low Holland America Tours seeks to maximize its motor coach charter activity, such as operating charter tours to ski resorts in Washington.

     Competition

     Holland America Tours competes with independent tour operators and motor coach charter operators in Washington and Alaska. The primary competitors in Alaska are Princess Tours (with approximately 160 motor coaches and three hotels) and Alaska Sightseeing/Trav-Alaska (with approximately 13 motor coaches) and, commencing in 2001, Royal Caribbean Tours. The primary competitor in Washington is Gazelle (with approximately 15 motor coaches).

     Westmark Hotels compete with various hotels throughout Alaska, many of which charge prices below those charged by Westmark Hotels. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulations

     Holland America Tours motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities and Transportation Commission, the British Columbia Motor Carrier Commission and the Alaska Department of Transportation. Certain activities of Holland America Tours involve federal properties and may require concession permits and are subject to regulation by various federal agencies, such as the National Park Service and the U.S. Forest Service.

     In connection with the operation of its beverage facilities in the Westmark Hotels, Holland America Tours is required to comply with state, county and/or city ordinances regulating the sale and consumption of alcoholic beverages. Violations of these ordinances could result in fines, suspensions or revocation of such licenses and preclude the sale of any alcoholic beverages by the hotel involved.

     In the operation of its hotels, Holland America Tours is required to comply with applicable building and fire codes. Changes in these codes have in the past and may in the future require expenditures to ensure continuing compliance, such as the installation of sprinkler systems.

     From time to time, various other regulatory and legislative changes have been or may be proposed that could have an effect on the tour industry in general.

     Financial Information

     For financial information about the Company's tour segment with respect to each of the three years in the period ended November 30, 2000, see Note 10, "Segment Information," to the Company's Consolidated Financial Statements in Exhibit 13 of this Annual Report on Form 10-K.

     E. Employees

     The Company's operations have approximately 5,200 full-time and 2,300 part-time/seasonal employees engaged in shoreside operations. The Company also employs approximately 1,900 officers and 24,000 crew and staff on its 44 ships. Due to the seasonality of its Alaska and Canadian operations, HAL and its subsidiaries increase their work force during the summer months, employing additional full-time and part-time personnel which have been included above. The Company has entered into agreements with unions covering certain employees in its hotel, motorcoach and ship operations. The Company considers its employee and union relations generally to be good.


     F. Suppliers

     The Company's largest purchases are for airfare, advertising, fuel, food and beverages and hotel and restaurant supplies and products and for ship construction. Although the Company chooses to use a limited number of suppliers for most of its food and beverages, and hotel and restaurant supplies and products, most of these purchases are available from numerous sources at competitive prices. The use of a limited number of suppliers enables the Company to, among other things, obtain volume discounts. The Company purchases fuel from a limited number of sources located at certain of its ports of call (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Exposure to Bunker Fuel Prices in
Exhibit 13 to this Annual Report on Form 10-K.). See Part I., Item 1., Business, B. Risk Factors - for a discussion of the limited number of qualified shipyards available to build the Company's future ships.

     G. Insurance

     The Company maintains insurance covering legal liabilities related to crew, passengers and other third parties on its ships in operation through The Standard Steamship Owners Protection & Indemnity Association Limited (the "SSOPIA") and Steamship Mutual Underwriting Association Ltd. (the "SMUAL") and the United Kingdom Mutual Steamship Assurance Association (Bermuda) Limited (the "UKMSAA"). The amount and terms of this insurance is governed by the rules of the foregoing protection and indemnity associations.

     The Company maintains insurance on the hull and machinery of each ship in amounts equal to the approximate market value of each ship. The Company maintains war risk insurance on each ship which includes legal liability to crew and passengers, including terrorist risks for which coverage would be excluded under SSOPIA, SMUAL and UKMSAA. The coverage for hull and machinery and war risks is provided by international markets, including underwriters at Lloyds. The Company, as currently required by the FMC, maintains at all times four $15 million performance bonds for all of the Company's ships which embark passengers in U.S. ports, to cover passenger ticket liabilities in the
event of a canceled or interrupted cruise.   The Company also maintains other
performance bonds as required by various foreign authorities who regulate certain of the Company's operations in their jurisdictions.

     The Company maintains certain levels of self-insurance for the above mentioned risks through the use of substantial deductibles. The Company does not typically carry coverage related to loss of earnings or revenues for its cruise or tour operations.

     The Company also maintains various other insurance policies to protect the assets of Holland America Tours and other activities.

     H. Investment in Affiliate

        Airtours plc

     The Company has a 25% interest in Airtours. Airtours is one of the largest air-inclusive integrated leisure travel companies in the world and its common stock is publicly traded on the London Stock Exchange. Airtours primarily provides air inclusive packaged holidays to the United Kingdom, German, Ireland, North American and Scandinavian markets. Airtours provided holidays to approximately 15 million people in fiscal 2000 and owns or operates 2,600 travel shops and 48 telesales centers, 93 hotel and resort properties, four cruise ships and 52 aircraft. The four cruise ships are operated under the Sun Cruises brand. In 1997, Airtours acquired a 50% interest in Costa which it sold to the Company in fiscal 2000. During 2000, Airtours acquired the remaining 64% of its German tour operator, FTI, which it did not already own. In addition, during 2000, Airtours acquired Travel Services International ("TSI"). TSI is a major distributor of leisure travel products in the U.S. market with leading positions in the distribution of cruise, auto rental, alumni holidays and hotel bookings.


     Seasonality

     The Company's equity in the earnings of Airtours is recorded on a two-month lag basis using the equity method of accounting. Airtours' revenues are very seasonal due primarily to the nature of the European leisure travel industry. Typically, Airtours' quarters ending June 30 and September 30 experience higher revenues, with revenues in the quarter ending September 30 being their highest.

     I. Trademarks

     The Company owns numerous trademarks, which it believes are widely recognized throughout the world and have considerable value.


  Item 2. Properties

     The Company's cruise ships and private island, Half Moon Cay, are described in Section C of Item 1 under the heading Cruise Ship Segment - Cruise Ships and Itineraries. The properties associated with Holland America Tours tour operations are described in Section D of Item 1 under the heading Tour Segment.

     Carnival's principal shoreside operations and the Company's corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida. These Company-owned facilities include approximately 456,000 square feet of office space. HAL's principal shoreside operations and its headquarters are located at 300 Elliott Avenue West in Seattle, Washington in approximately 128,000 square feet of leased office space. Costa's principal shoreside operations and its headquarters are located in Genoa, Italy in approximately 125,000 square feet of owned and leased space. Cunard Line Limited's principal shoreside operations and its headquarters are located at 6100 Blue Lagoon Drive in Miami, Florida in approximately 51,000 square feet of leased office space.

     The Company's cruise ships, tour properties, shoreside operations and headquarter facilities are well maintained and in good condition.

  Item 3. Legal Proceedings

     Several actions (collectively the "Passenger Complaints") were filed against Carnival, one action has been filed against Holland America Tours and one action has been filed against Costa on behalf of purported classes of persons who paid port charges to Carnival, Holland America or Costa, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages, or alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. The status of each pending Passenger Complaint is as follows:

     In 1996, four Passenger Complaints were filed against Carnival in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, Florida, by Michelle Hackbarth, Larry Katz, Michelle A. Sutton, Pedro Rene Mier, and others, respectively, on behalf of purported nationwide classes.
In May 1998, the court consolidated all four actions. On December 21, 2000, Carnival entered into a settlement agreement for the Passenger Complaints filed against it. The settlement has been preliminarily approved by the trial court. Under the settlement agreement, Carnival would issue travel vouchers with a face value of $25-$55 to certain of its passengers who sailed between April 19, 1992 and June 4, 1997. The vouchers will also provide class members with a cash redemption option of up to 20% of the face value. Pursuant to the settlement, Carnival will pay the plaintiffs' legal fees, as awarded by the court, up to a specified amount. The notices to class members were mailed by Carnival on February 16, 2001. Class members have until April 10, 2001 to elect out of the class. A final settlement hearing is currently scheduled for May 2001 when it is anticipated that the court will issue final approval of the settlement. Thereafter, assuming the settlement is approved, the vouchers will be mailed.

     In April 1996, a Passenger Complaint was filed against Holland America Tours in the Superior court in King County, Washington, by Francine Pickett and others on behalf of a purported nationwide class. In April 1998 Holland America Tours entered into a settlement agreement which was approved by the court. However, one member of the settlement class appealed the agreement. In August, 2000, the Washington court of appeals refused to approve the settlement that had been reached by Holland America Tours in its Passenger Complaint and instead remanded the case to the trial court. The court of appeals ruled that the trial court had erred in refusing to certify a class.
 The court of appeals then reasoned that had the trial court certified a class, the terms of the settlement would likely have been different. The court of appeals also made other rulings that could be adverse to Holland America Tours on remand. Holland America Tours has filed a petition for discretionary review by the Washington Supreme Court, the ultimate outcome of which cannot currently be determined.

     In September 1996, a Passenger Complaint was filed against Costa in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, Florida, by Mr. & Mrs. Latman on behalf of a purported nationwide class. These proceedings, including Costa's appeal to the Florida Supreme Court of the Third District Court of Appeals's order to the trial court to certify the class, have been stayed pending the outcome of ongoing settlement negotiations

     In August 1996, Nelsons Travel Associates filed an action against Carnival and Holland America Tours on behalf of purported classes of travel agencies who had booked a cruise with Carnival or Holland America, claiming that advertising practices regarding port charges resulted in an improper commission bypass. This action alleged violations of state consumer protection laws, claims of breach of contract, negligent misrepresentation, unjust enrichment, unlawful business practices and common law fraud, and they seek unspecified compensatory damages (or alternatively, the payment of usual and customary commissions on port charges paid by passengers in excess of certain charges levied by government authorities), an accounting, attorneys' fees and costs, punitive damages and injunctive relief. On December 5, 2000, at the plaintiff's request, the court dismissed this action.

     Several actions (collectively the "ADA Complaints") have been filed against Carnival, Holland America Tours, Cunard and Costa alleging that they violated the Americans with Disabilities Act of 1990 by failing to make certain of its cruise ships accessible to individuals with disabilities. The plaintiffs seek injunctive relief to require modifications to certain vessels to increase accessibility to disabled passengers and fees and costs. The California case also seek statutory damages under California state law, which include punitive damages, attorneys' fees and costs. The status of each pending ADA Complaint is as follows:

     On December 17, 1998, an ADA Complaint was filed against Carnival by Access Now, Inc. and Edward S. Resnick in the U.S. District Court for the Southern District of Florida. In January 2001, Carnival reached an agreement in principle with the plaintiffs to settle this action. Pursuant to the agreement, Carnival will make certain modifications to its existing 15 ships with an option to include future ships into the settlement agreement.

     On July 27, 1998, an ADA Complaint was filed against Carnival by Bernard Walker and Christina Adams in the U.S. District Court for the Northern District of California. This proceeding concerns only one Carnival ship, the Holiday. The proceedings relating to the California ADA Complaint were consolidated for settlement purposes with the ADA Complaint described in the preceding paragraph. As a result of mediation, Carnival has entered into a settlement agreement with the plaintiffs. Carnival has agreed to certain modifications to the ship, payment of damages to the individual plaintiffs and attorneys' fees. The settlement is subject to certification of the case by the trial court as a class action proceeding and approval by the U.S. Departments of Justice and Transportation. Management believes the estimated total cost of the settlement, including modifications, will not be material to the Company's financial statements.

     On August 29, 2000, an ADA Complaint was filed against Cunard by Access Now, Inc. and Edward S. Resnick in the U.S. District Court for the Southern District of Florida. Cunard filed an answer to the complaint on November 10, 2000. Given the settlement reached in the case against Carnival, the plaintiff has agreed to dismiss the ADA Complaint against Cunard without prejudice.

     On August 28, 2000, Access Now, Inc. and Edward S. Resnick also filed complaints in the U.S. District Court for the Southern District of Florida against Holland America Tours and Costa. These complaints seek modifications to their vessels to increase accessibility to disabled passengers. These cases have been transferred before the same judge. Holland America Tours and Costa have filed motions to dismiss the action. The court has asked the parties for additional briefs on the issue of whether the Department of Justice and Department of Transportation should also brief the issues raised in the motions to dismiss.

     Several actions as previously reported, have been filed against Carnival and four of its officers by a purported class of persons who purchased the Company's Common Stock between February 25, 1999 and February 16, 2000 alleging that statements made the Company in public fillings relating to compliance with applicable safety regulations were in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints also allege violations by the individual defendants as controlling persons under Section 20(a) of the Securities Exchange Act of 1934. In November, 2000, the plaintiffs filed a consolidated amended complaint (the "Stock Purchaser Complaint"). The complaint seeks certification of a class action, an award or unspecified compensatory damages, attorneys' fees and costs and expert fees. On February 5, 2001, Carnival filed a motion to dismiss the Stock Purchaser Complaint.

     On August 22, 2000, the Company received a subpoena from a grand jury sitting in the U.S. District Court for the Southern District of Florida. The subpoena requests that the Company produce documents and records concerning environmental matters. The Company continues to respond to the subpoena.

     On November 22, 2000, Costa instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under an approximate $75 million contract for the conversion and lengthening of the ship. Cammell Laird joined the arbitration proceeding on January 9, 2001 to present its counter demands. On January 9, 2001, Costa gave Cammell Laird notice of termination of the contract and Cammell Laird replied with its notice of termination of the contract on February 2, 2001. It is expected that the award of the arbitration tribunal's decision will be made within two years.

     On February 23, 2001, Holland America Line, Inc. ("HAL, Inc."), a subsidiary of HAL, received a subpoena from a grand jury sitting in the U.S. District Court for the District of Alaska. The subpoena requests that HAL, Inc. produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL, Inc. intends to respond to the subpoena.


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

          NAME                AGE                 POSITION

      Micky Arison            51  Chairman of the Board of Directors
                                    and Chief Executive Officer
      Gerald R. Cahill        49  Senior Vice President-Finance and Chief
                                    Financial Officer
      Robert H. Dickinson     58  President and Chief Operating Officer
                                    of Carnival and Director
      Kenneth D. Dubbin       47  Vice President-Corporate Development
      Howard S. Frank         59  Vice Chairman of the Board of Directors
                                    and Chief Operating Officer
      Ian J. Gaunt            49  Senior Vice President - International
      A. Kirk Lanterman       69  Chairman of the Board of Directors,
                                    President, and Chief Executive Officer of
                                    Holland America Line-Westours Inc.
                                    and Director
      Lowell Zemnick          57  Vice President and Treasurer

     Business Experience of Officers

     Micky Arison has been Chief Executive Officer since 1979 and Chairman of the Board of Directors since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as sales agent, reservations manager and as Vice President in charge of passenger traffic.

     Gerald R. Cahill has been Senior Vice President-Finance, Chief Financial Officer and Chief Accounting Officer since January 1998. From September 1994 to January 1998 he was Vice President-Finance. He was the Chief Financial Officer from 1988 to 1992 and the Chief Operating Officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with PricewaterhouseCoopers LLP.

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

     Special Note Regarding Forward-Looking Statements

     Certain statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Annual Report on Form 10-K, in the Company's press releases, and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers passenger revenue yields for the Company's cruise products; consumer demand for cruises, including the effects on consumer demand of armed conflicts, political instability or adverse media publicity; increases in cruise industry capacity; cruise and other vacation industry competition; changes in tax laws and regulations; the ability of the Company to implement its shipbuilding program and to continue to expand its business outside the North American market; changes in foreign currency exchange rates, food and fuel commodity prices and interest rates; delivery of new vessels on schedule and at the contracted price; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise ships; impact of pending or threatened litigation; the ability of unconsolidated affiliates to successfully implement their business strategies and changes in laws and regulations applicable to the Company.

     The Company does not assume the obligation to update any forward-looking statements. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, if any. In Item 1. of the Company's Annual Report on Form 10-K for the year ended November 30, 2000 and above, the Company discusses various important factors, among others, that could cause actual results to differ from expected or historic results.
 The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

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

     C.  Dividends

     Carnival Corporation declared cash dividends on all of its Common Stock in the amount of $.09 per share in each of the first three quarters of fiscal 1999 and $.105 for each subsequent quarter through and including the first quarter of fiscal 2001. Payment of future dividends on the Common Stock will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. Carnival Corporation may also declare special dividends to all stockholders in the event that members of the Arison family and certain related entities are required to pay additional income taxes by reason of their ownership of the Common Stock because of an income tax audit of the Company.

     The Republic of Panama does not currently have tax treaties with any other country. Under current law management believes that distributions to Carnival Corporation's U.S. shareholders are not subject to taxation under the laws of the Republic of Panama. Dividends paid by Carnival Corporation will be taxable as ordinary income for U.S. federal income tax purposes to the extent of Carnival Corporation's current or accumulated earnings and profits, but generally will not qualify for any dividends-received deduction.

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

  Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 26, 2001 and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     None.


                                PART III

  Items 10, 11, 12 and 13.  Directors and Executive Officers of the
        Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year except that the information concerning the Registrant's executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Annual Report on Form 10-K.


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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 26th day of February, 2001.

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

/s/ Micky Arison         Chairman of the Board of         February 26, 2001
 Micky Arison            Directors and Chief Executive
                         Officer

/s/ Howard S. Frank      Vice Chairman of the Board of    February 26, 2001
 Howard S. Frank         Directors and Chief Operating
                         Officer

/s/ Gerald R. Cahill     Senior Vice President-Finance    February 26, 2001
 Gerald R. Cahill        and Chief Financial and
                         Accounting Officer

/s/ Shari Arison         Director                         February 26, 2001
 Shari Arison

/s/ Maks L. Birnbach     Director                         February 26, 2001
 Maks L. Birnbach

/s/ Richard G. Capen, Jr.Director                         February 26, 2001
 Richard G. Capen, Jr.

/s/ Robert H. Dickinson  Director                         February 26, 2001
 Robert H. Dickinson

/s/ Arnold W. Donald     Director                         February 26, 2001
 Arnold Donald

/s/ James M. Dubin       Director                         February 26, 2001
 James M. Dubin

/s/ A. Kirk Lanterman    Director                         February 26, 2001
 A. Kirk Lanterman

/s/ Modesto A. Maidique  Director                         February 26, 2001
 Modesto A. Maidique


/s/ Stuart Subotnick     Director                         February 26, 2001
Stuart Subotnick

/s/ Sherwood M. Weiser   Director                         February 26, 2001
 Sherwood M. Weiser

/s/ Meshulam Zonis       Director                         February 26, 2001
 Meshulam Zonis

/s/ Uzi Zucker           Director                         February 26, 2001
 Uzi Zucker

INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

 3.1-Second Amended and Restated Articles of Incorporation of the Company.
(1)

 3.2-Amendment to Second Amended and Restated Articles of Incorporation of the Company. (2)

 3.3-Certificate of Amendment of Articles of Incorporation of the Company.
(2a)

 3.4-Form of By-laws of the Company.(3)

 4.1-Agreement of the Company dated February 26, 2001 to furnish certain debt instruments to the Securities and Exchange Commission.

 4.2-Revolving Credit Agreement dated as of July 1, 1993, Amended and
Restated as of December 17, 1996, by and among Carnival Corporation,
Citibank, N.A. and various other lenders.(4)

 4.3-Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines,
Inc. and First Trust National Association, as Trustee, relating to the Debt
Securities, including form of Debt Security.(5)

10.1-Retirement and Consulting Agreement dated November 20, 2000 between
Alton Kirk Lanterman, Carnival Corporation and Holland America Line-Westours
Inc.

10.2-Executive Long-term Compensation Agreement dated January 16, 1998 between Robert H. Dickinson and Carnival Corporation. (6)

10.3-1994 Carnival Cruise Lines Key Management Incentive Plan as amended on
July 17, 2000. (7)

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

10.9-1993 Outside Directors' Stock Option Plan as amended on April 6, 1998.
(13)

10.10-Form of Deferred Compensation Agreement between the Company and
Meshulam Zonis.(14)

10.11-Consulting Agreement/Registration Rights Agreement dated June 14,
1991, between the Company and Ted Arison.(15)

10.12-First Amendment to Consulting Agreement/Registration Rights
Agreement.(16)

10.13-Arnold W. Donald Director's Agreement

10.14-Meshulam Zonis Director's Agreement

10.15-Maks L. Birnbach Director's Agreement.(17)

10.16-Stuart Subotnick Director's Agreement.(18)

10.17-Sherwood M. Weiser Director's Agreement.(19)

10.18-Uzi Zucker Director's Agreement. (20)

10.19-James M. Dubin Director's Agreement.(21)

10.20-Modesto M. Maidique Director's Agreement.(22)

10.21-Richard G. Capen Director's Agreement.(23)

10.22-Shari Arison Dorsman Director's Agreement.(24)

10.23-Executive Long-term Compensation Agreement dated January 11, 1999, between the Company and Micky Arison. (25)

10.24-Executive Long-term Compensation Agreement dated January 11, 1999, between the Company and Howard S. Frank. (26)

10.25-HAL Antillen N.V. and subsidiaries Key Management Incentive Plan. (27)

10.26-1994 Transaction-Extension Agreement, dated January 18, 2000, between
Carnival Corporation, Sherwood Weiser and others. (28)

10.27-Amended and Restated 1994 Security and Pledge Agreement, dated January
18, 2000, between Carnival Corporation and Sherwood Weiser. (29)

10.28-Security and Pledge Agreement, dated January 18, 2000, between
Carnival Corporation and Sherwood Weiser. (30)

10.29-Stock Purchase Agreement, dated January 18, 2000, between Carnival
Corporation, Sherwood Weiser and others. (31)

10.30-Carnival Corporation Supplemental Executive Retirement Plan. (32)

10.31 Amendment to the Carnival Corporation Supplemental Executive
Retirement Plan.

10.32- Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
Plan. (33)

10.33- Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.

10.34- Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
Plan.

10.35- Retirement Agreement between the Company and Meshulam Zonis.

12.0-Ratio of Earnings to Fixed Charges.

13.0-Portions of 2000 Annual Report incorporated by reference into 2000
Annual Report on Form 10-K.

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

(2a) Incorporated by reference to Exhibit 3.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended May 31, 2000 (Commission File No.
1-9610), filed with the Securities and Exchange Commission.

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

(7) Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended August 31, 2000 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

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

(27)Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly
Report on Form 10-Q for the quarter ended February 28, 1999 (Commission File
No. 1-9610), filed with the Securities and Exchange Commission.

(28)Incorporated by reference to Exhibit No. 10.28 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1999
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(29) Incorporated by reference to Exhibit No. 10.29 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1999
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(30) Incorporated by reference to Exhibit No. 10.30 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1999
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(31) Incorporated by reference to Exhibit No. 10.31 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1999
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(32) Incorporated by reference to Exhibit No. 10.32 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1999
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.

(33) Incorporated by reference to Exhibit No. 10.33 to the registrant's
Annual Report on Form 10-K for the fiscal year ended November 30, 1999
(Commission File No. 1-9610), filed with the Securities and Exchange
Commission.
