Form 10-Q
period 2001-02-28
CARNIVAL CORP
filed 2001-04-16
CIK 815097

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

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

     Common Stock, $.01 par value - 584,729,270 shares as of April 11, 2001

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

                            CARNIVAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (in thousands, except par value)
                                                  February 28,    November 30,
                                                     2001             2000
ASSETS
Current Assets
  Cash and cash equivalents                     $   133,111        $ 189,282
  Accounts receivable, net                          109,030           95,361
  Consumable inventories                            101,316          100,451
  Prepaid expenses and other                        173,102          164,388
  Fair value of hedged firm commitments              68,614
    Total current assets                            585,173          549,482

Property and Equipment, Net                       8,076,334        8,001,318

Investments in and Advances to Affiliates           423,590          437,391

Goodwill, less Accumulated Amortization of
  $104,863 and $99,670                              706,700          701,385

Other Assets                                        132,224          141,744

Fair Value of Hedged Firm Commitments               361,290
                                                $10,285,311       $9,831,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt             $   505,891       $  248,219
  Accounts payable                                  302,802          332,694
  Accrued liabilities                               267,052          302,585
  Customer deposits                                 770,605          770,425
  Dividends payable                                  61,395           61,371
  Fair value of derivative contracts                 67,415
    Total current liabilities                     1,975,160        1,715,294

Long-Term Debt                                    1,854,719        2,099,077

Deferred Income and Other Long-Term Liabilities     149,582          146,332

Fair Value of Derivative Contracts                  363,288

Commitments and Contingencies (Note 5)

Shareholders' Equity
  Common Stock; $.01 par value; 960,000 shares
    authorized; 617,803 and 617,568 shares
    issued                                            6,178            6,176
  Additional paid-in capital                      1,778,260        1,772,897
  Retained earnings                               4,950,578        4,884,023
  Unearned stock compensation                       (14,532)         (12,283)
  Accumulated other comprehensive loss              (72,785)         (75,059)
  Treasury Stock; 33,087 shares at cost            (705,137)        (705,137)
    Total shareholders' equity                    5,942,562        5,870,617
                                                $10,285,311       $9,831,320


The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     (in thousands, except per share data)


                                         Three Months Ended February 28/29,
                                                 2001           2000
Revenues                                     $1,007,606       $824,878

Costs and Expenses
  Operating expenses                            600,120        465,440
  Selling and administrative                    155,891        120,879
  Depreciation and amortization                  91,591         67,604
                                                847,602        653,923

Operating Income Before
  Loss From Affiliated Operations               160,004        170,955

Loss From Affiliated
  Operations, Net                               (21,063)       (11,437)

Operating Income                                138,941        159,518

Nonoperating (Expense) Income
  Interest income                                 3,778          6,939
  Interest expense, net of
    capitalized interest                        (31,872)        (8,589)
  Other income, net                              11,946          8,897
  Income tax benefit                              5,157          4,752
                                                (10,991)        11,999
Net Income                                   $  127,950       $171,517


Earnings Per Share:
  Basic                                            $.22           $.28
  Diluted                                          $.22           $.28











The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                            Three Months Ended February 28/29,
                                                 2001             2000

OPERATING ACTIVITIES
Net income                                     $127,950         $171,517
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization                91,591           67,604
    Dividends received and loss
      from affiliated operations, net            33,949           24,547
    Other                                           532            2,640
Changes in operating assets and liabilities:
    Increase in:
      Receivables                               (13,938)         (20,033)
      Consumable inventories                       (866)          (2,741)
      Prepaid expenses and other                 (7,337)         (24,663)
    Increase (decrease) in:
      Accounts payable                          (29,894)           1,642
      Accrued liabilities                       (35,054)         (40,090)
      Customer deposits                             181          (15,163)
        Net cash provided from operating
          activities                            167,114          165,260

INVESTING ACTIVITIES
Additions to property and equipment            (120,829)         (93,046)
Decrease in short-term investments                   27           16,463
Other, net                                       (6,222)           2,761
        Net cash used for investing activities (127,024)         (73,822)

FINANCING ACTIVITIES
Proceeds from long-term debt                    666,081            7,364
Principal payments of long-term debt           (702,843)          (7,715)
Dividends paid                                  (61,371)         (64,774)
Proceeds from issuance of Common Stock, net       2,086            4,680
        Net cash used for financing
          activities                            (96,047)         (60,445)
Effect of exchange rate on cash and
  cash equivalents                                 (214)
        Net (decrease) increase in cash and
          cash equivalents                      (56,171)          30,993
Cash and cash equivalents at beginning
  of period                                     189,282          521,771
Cash and cash equivalents at end of period     $133,111         $552,764


The accompanying notes are an integral part of these consolidated financial statements.

                          CARNIVAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Carnival Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

     The accompanying consolidated balance sheet at February 28, 2001 and the consolidated statements of operations for the three months ended February 28/29, 2001 and 2000 and the consolidated statements of cash flows for the three months ended February 28/29, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. During fiscal 2000, the Company accounted for its 50% interest in Costa's operating results using the equity method and recorded its portion of Costa's operating results as earnings from affiliated operations. Since the Company acquired the remaining 50% interest in Costa in late 2000, commencing in fiscal 2001, Costa's results of operations were consolidated in the same manner as the Company's other subsidiaries. The operations of Carnival Corporation and its consolidated subsidiaries (referred to collectively as the "Company") and its affiliates are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                          February 28,          November 30,
                                              2001                 2000

Ships                                       $8,634,977            $8,575,563
Ships under construction                       409,917               320,480
                                             9,044,894             8,896,043
Land, buildings and improvements               281,310               279,095
Transportation equipment and other             313,945               310,525

Total property and equipment                 9,640,149             9,485,663

Less accumulated depreciation and
  amortization                              (1,563,815)           (1,484,345)
                                            $8,076,334            $8,001,318

     Capitalized interest, primarily on ships under construction, amounted to $6.6 million and $10.0 million for the three months ended February 28/29, 2001 and 2000, respectively.

NOTE 3 - LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                               February 28,      November 30,
                                                   2001              2000

Unsecured Debentures and Notes, bearing
  interest at rates ranging from 6.15% to
  7.7%, due through 2028                        $  848,687        $  848,657
Unsecured euro notes, bearing interest at
  rates ranging from euribor plus 0.17% to
  euribor plus 1.0% (4.9% to 5.8% at
  February 28, 2001), due 2001, 2005
  and 2006 (a)(b)(c)                               856,163           475,400
Commercial paper, bearing interest at 5.4%
  at February 28, 2001, due in 2001                324,612           342,846
Unsecured euro note, bearing interest at
  euribor plus 0.25% (a)(b)                                          338,676
$200 million multi-currency revolving credit
  facility drawn in euros, bearing interest
  at 5.0% at February 28, 2001 (a)(c)              161,283           160,862
Euro note, secured by one ship, bearing
  interest at euribor plus 0.5% (5.3% at
  February 28, 2001), due through 2008 (a)         137,971           141,628
Other                                               31,894            39,227
                                                 2,360,610         2,347,296
Less portion due within one year                  (505,891)         (248,219)
                                                $1,854,719        $2,099,077

(a) Euro denominated notes have been translated to U.S. dollars at the period end exchange rate.
(b) On December 13, 2000, the Company repaid the $338.7 million unsecured euro note from the proceeds of a five-year unsecured euro note of approximately $250 million and another unsecured euro note.
(c) On March 22, 2001, the Company repaid the outstanding amount drawn under its $200 million credit facility and an unsecured euro note of approximately $105 million from the proceeds received from $266 million of unsecured euro notes, bearing interest at an effective rate of 5.57%, due in 2006. Since the debt outstanding at February 28, 2001 was repaid with long-term debt the outstanding balances have been classified as long-term in the February 28, 2001 balance sheet.

     The Company has a commitment from a European financial institution to provide Costa with a five-year, $225 million unsecured euro denominated revolving credit facility, bearing interest at euribor plus 0.525%. The Company intends to refinance a $70 million unsecured euro note, due in 2001, with the proceeds from this facility and, accordingly, has classified this $70 million of outstanding debt as long-term in the February 28, 2001 balance sheet.


NOTE 4 - SHAREHOLDERS' EQUITY

     The Company's Articles of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences at the discretion of the Board of Directors and has a $.01 par value. At February 28, 2001 and November 30, 2000, no Preferred Stock had been issued.

     During the three months ended February 28/29, 2001 and 2000, the Company declared cash dividends of $.105 per share each period, or an aggregate of $61.4 million and $64.8 million, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Ship Commitments

     A description of ships under contract for construction at February 28, 2001 was as follows (dollars in millions):

                           Expected                                 Estimated
                           Service                    Passenger       Total
Ship                        Date(1)     Shipyard      Capacity(2)     Cost(3)

Carnival Cruise Lines
  Carnival Spirit            4/01      Masa-Yards         2,124      $  375
  Carnival Pride             1/02      Masa-Yards (4)     2,124         375
  Carnival Legend            9/02      Masa-Yards (4)     2,124         375
  Carnival Conquest         12/02      Fincantieri        2,974         500
  Carnival Glory             8/03      Fincantieri        2,974         500
  Carnival Miracle           4/04      Masa-Yards (4)     2,124         375
  Carnival Valor            11/04      Fincantieri(4)     2,974         500
    Total Carnival Cruise Lines                          17,418       3,000

Holland America Line
  Zuiderdam                 11/02      Fincantieri(4)     1,848         410
  Oosterdam                  8/03      Fincantieri(4)     1,848         410
  Newbuild                   2/04      Fincantieri(4)     1,848         410
  Newbuild                  10/04      Fincantieri(4)     1,848         410
  Newbuild                   6/05      Fincantieri(4)     1,848         410
    Total Holland America Line                            9,240       2,050

Costa Cruises
  Newbuild                   7/03      Masa-Yards (5)     2,112         340
  Newbuild                   1/04      Fincantieri(6)     2,740         395
  Newbuild                  12/04      Fincantieri(6)     2,740         395
     Total Costa Cruises                                  7,592       1,130

Cunard
  Queen Mary 2              12/03      Chantiers de
                                       l'Atlantique(4)    2,620         780
     Total Cunard                                         2,620         780

       Total                                             36,870      $6,960

  (1) The expected service date is the date the ship is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in German marks, Italian lira or euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) This construction contract is denominated in German marks which has a fixed exchange rate with Costa's functional currency, which is the Italian lira. The unpaid portion of the estimated total cost has been translated into U.S. dollars using the February 28, 2001 exchange rate.
  (6) These construction contracts are denominated in Italian lira, and the unpaid portion of the estimated total costs have been translated into U.S. dollars using the February 28, 2001 exchange rate.

        In connection with the ships under contract for construction, the Company has paid approximately $410 million through February 28, 2001 and anticipates paying approximately $1 billion during the twelve month period ending February 28, 2002 and approximately $5.6 billion thereafter.

Litigation

     Several actions (collectively the "Passenger Complaints") have been filed against the Company on behalf of purported classes of persons who paid port charges to Carnival Cruise Lines ("Carnival"), Holland America Line ("Holland America") and Costa Cruises ("Costa"), alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief.

     Certain of the Passenger Complaints filed against Carnival have been dismissed. The remaining actions have been consolidated into one action in Florida. Carnival recently entered into an agreement to settle this remaining action. The settlement has been preliminarily approved by the trial court. Under the settlement agreement, Carnival would issue travel vouchers with a face value of $25-$55 depending on specified criteria, to certain of its passengers who sailed between April 1992 and June 1997. The vouchers also provide class members with a cash redemption option of up to 20% of the face value. The aggregate face value of travel vouchers that Carnival may issue if this settlement is approved, assuming no cash redemptions, is approximately $125 million. Alternatively, if all passengers elected the cash redemption feature, the vouchers could be redeemed for approximately $25 million in cash. Pursuant to the settlement, Carnival will pay the plaintiffs' legal fees, as awarded by the court, up to a specified amount. The notices to class members were mailed and class members had until April 10, 2001 to elect out of the class. A final settlement hearing is currently scheduled for May 2001 where it is anticipated that the court will issue final approval of this settlement. Thereafter, assuming the settlement is approved, the vouchers will be mailed. At February 28, 2001 and November 30, 2000, an estimated accrued liability of approximately $23 million has been included in the accompanying balance sheets for the estimated cash redemptions and settlement costs of this port charge litigation.

     Holland America Tours has entered into a settlement agreement for the one Passenger Complaint filed against it. The settlement agreement was approved by the trial court on September 28, 1998. Under the settlement agreement, Holland America would issue a total of approximately $14 million in travel vouchers with a face value of $10-$50 depending on specified criteria, to certain of its passengers who are U.S. residents and who sailed between April 1992 and April 1996, and would pay a portion of the plaintiffs' legal fees.

     One member of the Holland America Tours settlement class appealed the trial court's approval of the settlement. In August 2000, the court of appeals refused to approve the settlement and remanded the case to the trial court. At the request of Holland America Tours the Washington Supreme Court has agreed to review the court of appeals ruling. A decision by the Washington Supreme Court is expected by the end of 2001.

     If the Passenger Complaint settlements are implemented as described above, the amount and timing of the travel vouchers to be redeemed for travel and the effects of the travel voucher redemption on revenues are not reasonably determinable. Accordingly, the Company will account for the non-cash redemption of the vouchers as a reduction of future revenues.

     Several actions have been filed against Carnival, Holland America Tours, Cunard Line ("Cunard") and Costa alleging that they violated the Americans with Disabilities Act ("ADA") by failing to make certain of their cruise ships accessible to individuals with disabilities (collectively the "ADA Complaints"). Plaintiffs seek injunctive relief and fees and costs. Certain of the plaintiffs also seek statutory damages, including punitive damages. On January 19, 2001, Carnival reached an agreement in principle with the plaintiffs to settle its major ADA Complaint. Pursuant to the agreement, Carnival will make certain modifications to its existing 15 ships.
Management believes that the estimated total cost of the modifications will not have a material effect on the Company's financial statements. Given the settlement reached in the Carnival case, the plaintiff has agreed to dismiss without prejudice the ADA Complaint against Cunard. The remaining actions are proceeding.

     Several actions filed against the Company and four of its officers on behalf of a purported class of purchasers of Common Stock of the Company were consolidated into one action in Florida (the "Stock Purchase Complaint").
The plaintiffs are claiming that statements made by the Company in public filings violate federal securities laws and seek unspecified compensatory damages, attorneys' fees and costs and expert fees. This action is proceeding.

     It is not now possible to determine the ultimate outcome of the pending Passenger, ADA and Stock Purchase Complaints, if such claims should proceed to trial. Management believes that the Company and these officers, as applicable, have meritorious defenses to these claims and, accordingly, the parties intend to vigorously defend against all such claims.

     In August 2000, the Company received a grand jury subpoena requesting that the Company produce documents and records concerning environmental matters. The Company has produced documents in response to the subpoena and is engaged in discussions with the Office of the United States Attorney for the Southern District of Florida. No charges have been lodged against the Company. In the event that the investigation results in adverse findings with regard to the Company's compliance with U.S. laws pertaining to the environment, a judgment could include fines and mandatory provisions relating to future compliance practices, among other forms of relief. The ultimate outcome of this matter cannot be determined at this time.

     In February 2001, Holland America Line, Inc. ("HAL, Inc."), a wholly owned subsidiary, received a grand jury subpoena requesting that HAL, Inc. produce documents and records relating to the air emissions from Holland America's ships in Alaska. HAL, Inc. intends to respond to the subpoena.

     Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under an approximate $75 million contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is expected that the arbitration tribunal's decision will be made by early 2003.
 In the event that an award is given in favor of Cammell Laird the amount of damages which Costa will have to pay, if any, is not currently determinable.
 In addition, it is not currently possible to determine the ultimate outcome of this matter, however, management believes that the arbitration proceeding will result in a favorable outcome for the Company.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company. The majority of these claims and lawsuits are covered by insurance. Management believes the outcome of any such suits, which are not covered by insurance, would not have a material adverse effect on the Company's financial statements.

Contingent Obligations

     The Company has certain contingent obligations, including letters of credit, to participants in lease out and lease back type transactions for three ships which, at February 28, 2001, totaled approximately $770 million.
 Only in the remote event of nonperformance by certain major financial institutions, all of which have long-term credit ratings of AAA or AA, would the Company be required to make any payments under these contingent obligations. Between 2017 and 2022, as applicable, the Company has the right to exercise purchase options that would terminate these transactions.

Other Contingency

     In February, 2001, a three judge panel of the Ninth U.S. Circuit Court of Appeals overturned a decision of the U.S. District Court for the District of Alaska and ordered the District Court to enjoin a 1996 decision by the National Park Service ("NPS") that had authorized additional cruise ship entry permits for Glacier Bay National Park. The Court of Appeals held that the NPS should have prepared an environmental impact statement prior to increasing the number of permits. As a consequence of the 1996 NPS decision, Holland America had been able to obtain additional entry permits for the 2000-2004 period. Other cruise lines had also received additional entry permits. At this time it is not clear whether the court injunction will affect the 2001 Alaska cruise season since the District Court was given discretion as to whether or not to defer issuing the injunction until after the 2001 season. In addition, the decision can still be appealed by the NPS to the full Ninth Circuit Court of Appeals and/or the U.S. Supreme Court. Holland America will also be clarifying with the NPS as to exactly how many permits may be impacted. However, most Holland America permits will not be withdrawn as a result of this decision since they were in effect prior to the 1996 decision. In addition, alternative destinations in Alaska can be substituted for Glacier Bay. Accordingly, management believes that if any permits are withdrawn, the impact on the Company's financial statements will not be material.

NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income for the three months ended February 28/29, 2001 and 2000 was as follows (in thousands):

                                                  2001          2000

Net income                                     $127,950       $171,517
Changes in securities valuation
  allowance                                       1,176           (784)
Foreign currency translation
  adjustment                                      1,897        (18,689)
Changes related to cash flow
  derivative hedges                                (799)
Total comprehensive income                     $130,224       $152,044

NOTE 7 - SEGMENT INFORMATION

     The Company's cruise segment includes six and five cruise brands in fiscal 2001 and fiscal 2000, respectively, which have been aggregated as a single operating segment based on the similarity of their economic and other characteristics. Cruise revenues are comprised of sales of passenger cruise tickets, including, in some cases, air transportation to and from the cruise ships, and revenues from certain onboard activities and other related services. The tour segment represents the operations of Holland America Tours.

     Selected segment information for the three months ended February 28/29, 2001 and 2000 was as follows (in thousands):

                                       2001                     2000
                                         Operating                Operating
                                           income                   income
                               Revenues    (loss)       Revenues    (loss)

Cruise                        $1,000,391  $174,835      $817,851   $184,134
Tour                               7,688   (10,479)        7,435    (11,552)
Affiliated operations                      (21,063)                 (11,437)
Intersegment elimination            (473)                   (408)
Corporate                                   (4,352)                  (1,627)
                              $1,007,606  $138,941      $824,878   $159,518




     Selected segment information which is not included in the Company's consolidated operations for the Company's affiliated operations segment for the three months ended February 28/29, 2001 and 2000 was as follows (in thousands):

                                                 2001          2000


Revenues                                      $1,500,754    $1,170,554
Net loss                                      $  (76,837)   $  (44,024)

The table above represents 100% of the affiliated companies' results of operations, and includes Costa in 2000 but not in 2001.

NOTE 8 - EARNINGS PER SHARE

     Earnings per share were computed as follows (in thousands, except per share data):

                                        Three Months Ended February 28/29,
                                             2001              2000

BASIC:
  Net income                                $127,950          $171,517
  Average common shares outstanding          584,608           617,127
  Earnings per share                        $    .22          $    .28


DILUTED:
  Net income                                $127,950          $171,517
  Average common shares outstanding          584,608           617,127
  Effect of dilutive securities-
    shares issuable under various
    stock option plans                         2,525             3,110
  Average shares outstanding
    assuming dilution                        587,133           620,237
  Earnings per share                        $    .22          $    .28


NOTE 9 - ACCOUNTING CHANGE


     Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value.
Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a fair value hedge, changes in the fair value of the hedged derivative are offset against the changes in the fair value of the underlying firm commitments. If a derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive (loss) income until the underlying hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings. For the quarter ended February 28, 2001, all net changes in fair value of the fair value hedges and the cash flow hedges were immaterial, as was any ineffective portions of these hedges.


     The Company has not made any changes to its hedge related risk management policies as a result of adopting SFAS No. 133. The fair value of hedged firm commitments assets represent the unrealized gains on the Company's hedged shipbuilding commitments. The fair value of derivative contracts liabilities principally represent the unrealized losses on the Company's forward foreign currency contracts which are used to fix the cost of its shipbuilding commitments in U.S. dollars.



NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements" to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC issued SAB 101B, which delays the Company's implementation date of SAB 101 until not later than September 1, 2001. The Company has completed its review and believes that its current revenue recognition policies are in conformity, in all material respects, with this SAB and does not expect that its adoption will have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

     The Company earns its cruise revenues primarily from (i) the sale of passenger cruise tickets, which includes accommodations, meals, and most onboard activities, (ii) the sale of air transportation to and from the cruise ships and (iii) the sale of goods and services on board its cruise ships, such as casino gaming, bar sales, gift shop sales and other related services. The Company also derives revenues from the tour and related operations of Holland America Tours.


     For selected segment information related to the Company's revenues, operating income and affiliated operations segment see Note 7 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information for the periods indicated was as follows:

                                        Three Months Ended February 28/29,
                                             2001             2000

Revenues                                      100%             100%

Costs and Expenses
  Operating expenses                           60               56
  Selling and administrative                   15               15
  Depreciation and amortization                 9                8
Operating Income Before Loss
  from Affiliated Operations                   16               21
Loss from Affiliated
  Operations, Net                              (2)              (1)
Operating Income                               14               20
Nonoperating (Expense) Income                  (1)               1
Net Income                                     13%              21%

Selected Statistical Information (in thousands):
  Passengers carried                          786              566
  Passenger cruise days (1)                 5,203            3,839
  Occupancy percentage                      105.2%           103.4%

(1)  	A passenger cruise day is one passenger sailing for a period of one day.
For example, one passenger sailing on a one week cruise is seven passenger cruise days.

GENERAL

     The Company's cruise, tour and affiliated operations experience varying degrees of seasonality. The Company's revenue from the sale of passenger tickets for its cruise operations is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. The Company's tour revenues are highly seasonal with a vast majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season. Airtours, the Company's 25% owned equity affiliate, has revenues which are very seasonal due primarily to the nature of the European leisure travel industry. Typically, Airtours' quarters ending June 30 and September 30 experience higher revenues, with revenues in the quarter ending September 30 being the highest.

     Through fiscal 2000, the Company recorded its share of Airtours and Costa's operating results in earnings from affiliated operations on a two-month lag basis. Beginning in fiscal 2001, all of Costa's results of operations were consolidated into the Company's financial statements on a current month basis, thus eliminating the two-month lag in reporting Costa's results of operations. This change in the timing of reporting periods, as well as Costa's greater seasonality, will increase the seasonality of the Company's quarterly results of operations, most significantly between the Company's third and fourth fiscal quarters. Costa's seasonally strong summer results of operations will be recorded in the Company's third quarter in fiscal 2001 versus in the fourth quarter in fiscal 2000.

     Average passenger capacity for the Company's cruise brands, excluding Costa, is expected to increase by approximately 8.3%, 10.2% and 6.7% in the second, third and fourth quarters of fiscal 2001, respectively, as compared to the same periods of fiscal 2000. These increases are primarily a result of the introduction into service of the Carnival Victory in August 2000, Holland America's Zaandam and Amsterdam in May 2000 and October 2000, respectively, and the expected introduction into service of the Carnival Spirit in April 2001, partially offset by the withdrawal from service of Holland America's Nieuw Amsterdam in October 2000. The consolidation of Costa in fiscal 2001 is expected to increase the Company's consolidated capacity by an additional 20.7%, 22.4% and 20.3% in the second, third and fourth quarters of fiscal 2001, respectively, although the impact on the Company's net income will be much less, as a majority of Costa's net income was included in affiliated operations in prior years.

     The year over year percentage increase in the Company's average passenger capacity resulting from the delivery of ships currently under contract for construction for fiscal 2002 and 2003 is expected to approximate 7.1% and 14.0%, respectively.

     After three years of strong growth in net revenue yields, the cruise industry experienced pressure on cruise ticket prices throughout fiscal 2000.
 During the later part of 2000, management of the Company disclosed a strategy for 2001 of offering lower cruise ticket prices further in advance of the departure date to stimulate demand and produce higher booking levels earlier in the booking cycle in order to stabilize cruise ticket prices. Through April 6, 2001, cumulative booking volumes for the last three quarters of fiscal 2001 were approximately 17% ahead of where they were at the same time last year and outpaced the 9% increase in capacity. The average price for 2001 bookings remains below the average price for 2000 bookings taken at this time last year. As previously disclosed by management, slower booking volumes developed during early March 2001, and this has continued. The Company expected that the pace of bookings for the balance of the year would fall below prior year levels because there was less inventory remaining for sale than at the same point last year. It also appears that some of the slowdown in the pace of bookings may be a result of external factors related to the current economic environment combined with the continuing downturn in the U.S. stock market. Based on the information currently available, management has not revised its earnings forecasts for the remainder of the year. However, a continuation in the slowdown in booking volumes for a prolonged period of time would have an adverse affect on the Company's net revenue yields and earnings for the balance of the year.




THREE MONTHS ENDED FEBRUARY 28, 2001 ("2001") COMPARED
TO THREE MONTHS ENDED FEBRUARY 29, 2000 ("2000")

     Revenues

     Revenues increased $182.7 million, or 22.2%, in 2001 compared to 2000, entirely due to a 22.3% increase in cruise revenues. Approximately $126.2 million of the cruise revenue increase was due to the consolidation of Costa and $56.3 million was due to increased cruise revenues from the Company's other brands. The other brands cruise revenue change resulted from an increase of approximately 14% in passenger capacity and a 2.3% increase in occupancy rates, partially offset by a 9.4% decrease in gross revenue per
passenger cruise day.   This increase in passenger capacity resulted
primarily from the introduction into service of the Carnival Victory in August 2000 and Holland America's Zaandam and Amsterdam in May 2000 and October 2000, respectively, partially offset by the sale of the Nieuw Amsterdam in October 2000. This decrease in gross revenue per passenger cruise day was primarily due to lower cruise ticket prices for this year's New Year's cruises compared to the higher-priced Millennium/New Year's sailings last year. In addition, the Company's luxury cruise brands realized significantly lower pricing during most of the first quarter of 2001 compared to the same period last year.

     Costs and Expenses

     Operating expenses increased $134.7 million, or 28.9%, in 2001 compared to 2000. Cruise operating costs increased by $135.1 million, or 29.6%, to $591 million in 2001 from $455.9 million in 2000. Approximately $86.8 million of the cruise operating cost increase was due to the consolidation of Costa and the remaining $48.3 million of the increase was from the Company's other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily due to additional costs associated with the 14% increase in passenger capacity. Excluding Costa, cruise operating costs as a percentage of cruise revenues were 57.7% and 55.7% in 2001 and 2000, respectively.

     Selling and administrative expenses increased $35 million, or 29%, to $155.9 million in 2001 from $120.9 million in 2000. Approximately $23.9 million of this increase was due to the consolidation of Costa and the remaining $11.1 million was from the Company's other brands. Selling and administrative expenses, excluding Costa, increased primarily as a result of the 14% increase in passenger capacity. Excluding Costa, selling and administrative expenses as a percentage of revenues were 15% and 14.7% during 2001 and 2000, respectively.

     Depreciation and amortization increased $24 million, or 35.5%, in 2001 compared to 2000. This increase was primarily due to the consolidation of Costa which accounted for approximately $12.3 million and the majority of the remaining increase is due to the expansion of the fleet.


     Affiliated Operations

     During 2001, the Company recorded $21.1 million of losses from affiliated operations as compared with $11.4 million of losses in 2000. The Company's portion of Airtours' losses in 2001 was $21.0 million as compared to $16.4 million of losses in 2000. The Company recorded income of $4.8 million during 2000, related to its interest in Costa. In fiscal 2001, Costa has been consolidated. In March 2001, management announced that its second quarter earnings are expected to be reduced by approximately $.01 per share as a result of Airtours recent announcement that they will be taking a "one-off" charge related to the closing of 120 travel stores in the United Kingdom. See the "General" section for a discussion of Airtours' and Costa's seasonality.

     Nonoperating (Expense) Income

     Interest income decreased $3.2 million in 2001 to $3.8 million from $6.9 million in 2000 due primarily to lower average investment balances primarily resulting from the purchase of Treasury Stock during 2000.

     Gross interest expense (excluding capitalized interest) increased to $38.4 million in 2001 from $18.6 million in 2000 primarily as a result of higher average outstanding debt balances. Approximately $16.3 million of this increase was due to the acquisition and consolidation of Costa and the remaining increase was due to the purchase of Treasury Stock during 2000. Capitalized interest decreased $3.4 million during 2001 as compared to 2000 due primarily to lower average levels of investment in ship construction projects.

     Other income in 2001 of $11.9 million primarily relates to a $13 million gain arising from a settlement agreement with the manufacturers of certain of the Company's ship propulsion systems to reimburse the Company for lost revenues and expenses due to disruption in service during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     The Company's business provided $167.1 million of net cash from operations during the three months ended February 28, 2001, an increase of 1.1% compared to 2000.

     During the three months ended February 28, 2001, the Company's net expenditures for capital projects were approximately $120.8 million, of which $90.9 million was spent in connection with its ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of ship refurbishments, information technology assets, tour assets and other.

     During the three months ended February 28, 2001, the Company made net payments of $18.2 million under its commercial paper programs and made principal payments related to other debt totaling $398.2 million, including approximately $355 million for the repayment of a short-term unsecured euro note incurred for the acquisition of Costa. In addition, the Company received proceeds of $361.5 million during the first quarter of 2001, including approximately $250 million under a five-year unsecured euro note and $105 million under a short-term euro borrowing, used to repay the $355 million short-term acquisition debt noted above. Finally, the Company paid cash dividends of $61.4 million in the first three months of fiscal 2001.

     Future Commitments and Funding Sources

     As of February 28, 2001, the Company had noncancelable contracts for the delivery of sixteen new ships over the next five years. The Company's remaining obligations related to these ships under contract for construction is to pay approximately $1 billion during the twelve months ending February 28, 2002 and approximately $5.6 billion thereafter.

     At February 28, 2001, the Company had $2.36 billion of long-term debt of which $505.9 million is due during the twelve months ending February 28, 2002. Approximately $325 million of the amount due in the next twelve months relate to commercial paper issued by the Company and backed by the Company's revolving credit facilities, which expire in the first quarter of fiscal 2002. The Company intends to replace these revolving credit facilities with a new long-term facility this year. Although management believes that it will obtain a new facility, no assurance can be given that this or any new facility will be obtained. See Notes 3 and 5 in the accompanying financial statements for more information regarding the Company's debt and commitments.

     The Company expects that future cash from operations will be the Company's principal funding source for capital projects, debt service requirements, dividend payments and working capital. In addition, as of February 28, 2001, the Company had $133.1 million of cash and cash equivalents and $714 million available for borrowing under its revolving credit facilities. See Note 3 in the accompanying financial statements for additional information related to funding sources received by the Company in the second quarter of fiscal 2001.

     To the extent that the Company is required to or chooses to fund future cash requirements from sources other than as discussed above, management believes that it will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, no assurance can be given that the Company will be able to obtain any such financing, if necessary.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in the Company's Annual Report on Form 10-K for year ended November 30, 2000 (the "2000 Form 10-K"). The following are material subsequent developments in such cases.

     On March 3, 2001, the Washington State Supreme Court agreed to hear Holland America Tours' appeal of its Passenger Complaint.

     On March 19, 2001, the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County issued an order authorizing the publication of a supplemental summary notice of the proposed settlement of the Passenger Complaints against Carnival in a single edition of USA Today.

      As previously reported, in August 2000 the Company received a grand jury subpoena requesting that the Company produce documents and records concerning environmental matters. Subsequently, the Company has produced documents in response to the subpoena and is engaged in discussions with the Office of the United States Attorney for the Southern District of Florida. No charges have been lodged against the Company. In the event that the investigation results in adverse findings with regard to the Company's compliance with U.S. laws pertaining to the environment, a judgment could include fines and mandatory provisions relating to future compliance practices, among other forms of relief.


Item 5.  Other Information.

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company has tried, wherever possible, to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "intend," "plan" and words and terms of similar substance in connection with any discussion of future operating or financial performance. All forward-looking statements, including those which may impact the forecasting of Carnival Corporation's net revenue yields, involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and the net revenue yields for the Company's cruise products; consumer demand for cruises, including the effects on consumer demand of armed conflicts, political instability or adverse media publicity; increases in cruise industry capacity; cruise and other vacation industry competition; changes in tax laws and regulations; the ability of the Company to implement its shipbuilding program and to continue to expand its business outside the North American market; changes in foreign currency exchange rates, food and fuel commodity prices and interest rates; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise ships; impact of pending or threatened litigation; the ability of unconsolidated affiliates to successfully implement their business strategies and changes in laws and regulations applicable to the Company.

     The Company does not assume the obligation to update any forward-looking statements, and unless specifically noted otherwise, all forward-looking statements speak only as of the date of this report. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, if any. In Item 1. Of the Company's Annual Report on Form 10-K for the year ended November 30, 2000 and above, the Company discusses various important factors, among others, that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      12  Ratio of Earnings to Fixed Charges.


(b) Reports on Form 8-K

     Current Report on Form 8-K filed with the Commission on December 21, 1999 related to Regulation FD disclosure of supplemental information to the Company's press release dated December 21, 1999.

     Current Report on Form 8-K filed with the Commission on February 26, 2001 related to Regulation FD disclosure of the Company's Unaudited Summary Consolidated Balance Sheet at November 30, 2000 and its Unaudited Summary Consolidated Statement of Cash Flows and Unaudited Consolidated Statement of Shareholders' Equity for the year ended November 30, 2000

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: April 16, 2001                    BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: April 16, 2001                    BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer

EXHIBIT 12

                                CARNIVAL CORPORATION
                         RATIO OF EARNINGS TO FIXED CHARGES
                           (in thousands, except ratios)


                                      Three Months Ended February 28/29,
                                             2001             2000

Net income                                 $127,950         $171,517
Income tax benefit                           (5,157)          (4,752)
Income before income tax expense            122,793          166,765

Adjustment to Earnings:
  Loss from affiliate operations
     and dividends received                  33,949           24,547

Earnings as adjusted                        156,742          191,312

Fixed Charges:
  Interest expense, net                      31,872            8,589
  Interest portion of rent expense(1)           879              833
  Capitalized interest                        6,562            9,998

Total fixed charges                          39,313           19,420

Fixed charges not affecting earnings:
  Capitalized interest                       (6,562)          (9,998)
Earnings before fixed charges              $189,493         $200,734

Ratio of earnings to fixed charges              4.8x            10.3x

(1) Represents one-third of rent expense, which management believes to be representative of the interest portion of rent expense.