Form 10-Q
period 2001-05-31
CARNIVAL CORP
filed 2001-07-13
CIK 815097

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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

     Common Stock, $.01 par value - 586,072,140 shares as of July 11,
200

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.
CARNIVAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                       (in thousands, except par value)

                                                     May 31,      November 30,
                                                      2001            2000
ASSETS
Current Assets
  Cash and cash equivalents                        $   666,590     $  189,282
  Accounts receivable, net                             113,743         95,361
  Consumable inventories                               100,628        100,451
  Prepaid expenses and other                           175,241        164,388
  Fair value of hedged firm commitments                 88,175
    Total current assets                             1,144,377        549,482

Property and Equipment, Net                          8,381,309      8,001,318

Investments in and Advances to Affiliates              361,987        437,391

Goodwill, less Accumulated Amortization of
  $109,863 and $99,670                                 684,891        701,385

Other Assets                                           137,595        141,744

Fair Value of Hedged Firm Commitments                  594,736
                                                   $11,304,895     $9,831,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                $   417,818     $  248,219
  Accounts payable                                     314,866        332,694
  Accrued liabilities                                  280,192        302,585
  Customer deposits                                    928,210        770,425
  Dividends payable                                     61,531         61,371
  Fair value of derivative contracts                    91,665
    Total current liabilities                        2,094,282      1,715,294

Long-Term Debt                                       2,416,693      2,099,077

Deferred Income and Other Long-Term Liabilities        143,839        146,332

Fair Value of Derivative Contracts                     596,291

Commitments and Contingencies (Note 5)

Shareholders' Equity
  Common Stock; $.01 par value; 960,000 shares
    authorized; 619,856 and 617,568 shares
    issued                                               6,199          6,176
  Additional paid-in capital                         1,801,548      1,772,897
  Retained earnings                                  5,076,008      4,884,023
  Unearned stock compensation                          (13,393)       (12,283)
  Accumulated other comprehensive loss                 (88,935)       (75,059)
  Treasury Stock; 33,848 and 33,087 shares at cost    (727,637)      (705,137)
    Total shareholders' equity                       6,053,790      5,870,617
                                                   $11,304,895     $9,831,320


The accompanying notes are an integral part of these consolidated financial statements.

2


                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     (in thousands, except per share data)



                                       Six Months             Three Months
                                      Ended May 31,           Ended May 31,
                                    2001         2000        2001       2000

Revenues                        $2,086,731   $1,700,005  $1,079,125  $875,127

Costs and Expenses
  Operating expenses             1,201,454      962,561     601,334   497,121
  Selling and administrative       310,455      241,706     154,564   120,827
  Depreciation and amortization    183,950    _ 135,892      92,359    68,288
                                 1,695,859    1,340,159     848,257   686,236

Operating Income Before
  (Loss) Income From Affiliated
  Operations                       390,872      359,846     230,868   188,891

(Loss) Income From Affiliated
  Operations, Net                  (44,024)      (5,909)    (22,961)    5,528

Operating Income                   346,848      353,937     207,907   194,419

Nonoperating (Expense) Income
  Interest income                    9,778       11,459       6,000     4,520
  Interest expense, net of
    capitalized interest           (62,110)     (15,460)    (30,238)   (6,871)
  Other income, net                 12,326       18,246         380     9,349
  Income tax benefit                 8,071        7,291       2,914     2,539
                                   (31,935)      21,536     (20,944)    9,537
Net Income                      $  314,913   $  375,473  $  186,963  $203,956



Earnings Per Share:
  Basic                               $.54         $.61        $.32      $.34
  Diluted                             $.54         $.61        $.32      $.34







The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                Six Months Ended May 31,
                                                 2001           2000
OPERATING ACTIVITIES
Net income                                     $314,913       $375,473
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization               183,950        135,892
    Dividends received and loss
      from affiliated operations, net            56,910         19,019
    Other                                        (4,316)           562
Changes in operating assets and liabilities:
  Increase in:
    Receivables                                 (18,595)       (34,919)
    Consumable inventories                         (178)       (10,672)
    Prepaid expenses and other                   (8,860)       (30,733)
  (Decrease) increase in:
    Accounts payable                            (17,830)        (1,256)
    Accrued liabilities                         (23,501)       (17,356)
    Customer deposits                           157,786        178,567
      Net cash provided from operating
        activities                              640,279        614,577

INVESTING ACTIVITIES
Additions to property and equipment            (591,527)      (392,437)
Decrease in short-term investments                  132         23,596
Other, net                                       32,322        (12,484)
      Net cash used for investing activities   (559,073)      (381,325)

FINANCING ACTIVITIES
Proceeds from long-term debt                  1,962,694          7,477
Principal payments of long-term debt         (1,443,563)        (7,902)
Dividends paid                                 (122,766)      (129,593)
Proceeds from issuance of Common Stock, net       2,895          5,705
Purchase of Treasury Stock                                    (335,143)
Other                                           (11,481)
      Net cash provided from (used for)
        financing activities                    387,779       (459,456)
Effect of exchange rate changes on cash and
  cash equivalents                                8,323       _______
      Net increase (decrease) in cash and
        cash equivalents                        477,308       (226,204)
Cash and cash equivalents at beginning
  of period                                     189,282        521,771
Cash and cash equivalents at end of period     $666,590       $295,567

The accompanying notes are an integral part of these consolidated financial statements.


CARNIVAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this document, the terms "we," "our," and "us" refers to Carnival Corporation and its consolidated subsidiaries.

     The accompanying consolidated balance sheet at May 31, 2001 and the consolidated statements of operations for the six and three months ended May 31, 2001 and 2000 and the consolidated statements of cash flows for the six months ended May 31, 2001 and 2000 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation. During fiscal 2000, we accounted for our 50% interest in Costa's operating results using the equity method and recorded our portion of Costa's operating results as earnings from affiliated operations. Since we acquired the remaining 50% interest in Costa in late 2000, commencing in fiscal 2001, Costa's results of operations were consolidated in the same manner as our other subsidiaries.

     Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):



                                               May 31,          November 30,
                                                2001                2000


Ships                                       $8,972,691            $8,575,563
Ships under construction                       437,313               320,480
                                             9,410,004             8,896,043
Land, buildings and improvements               285,777               279,095
Transportation equipment and other             320,339               310,525

Total property and equipment                10,016,120             9,485,663

Less accumulated depreciation and
  amortization                              (1,634,811)          (1,484,345)
                                            $8,381,309            $8,001,318




     Capitalized interest, primarily on ships under construction, amounted to $14.5 million and $21.5 million for the six months ended May 31, 2001 and 2000, respectively, and $8.0 million and $11.5 million for the three months ended May 31, 2001 and 2000, respectively.

NOTE 3 - LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):



                                                  May 31,       November 30,
                                                   2001 (a)         2000 (a)

Euro note, secured by one ship, bearing
  interest at euribor plus 0.5% (5.3% at
  May 31, 2001), due through 2008               $  129,082        $  141,628
Commercial paper, bearing interest at 4.7%
  at May 31, 2001, due in 2001                     248,206           342,846
$200 million multi-currency revolving credit
  facility drawn in euros                                            160,862
Unsecured Debentures and Notes, bearing
  interest at rates ranging from 6.15% to
  7.7%, due through 2028                           848,719           848,657
Unsecured euro notes, bearing interest at
  rates ranging from euribor plus 0.19% to
  euribor plus 1.0% (5.2% to 5.8% at
  May 31, 2001), due 2001, 2005
  and 2006 (b)                                     727,948           475,400
Unsecured 5.57% euro notes, due in 2006            250,337
Unsecured euro note, bearing interest at
  euribor plus 0.25%                                                 338,676
Unsecured 2% Convertible Debentures, due in 2021   600,000
Other                                               30,219            39,227
                                                 2,834,511         2,347,296
Less portion due within one year                  (417,818)        (248,219)
                                                $2,416,693        $2,099,077

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro denominated notes have been translated to U.S. dollars at the period end exchange rate.

(b) In May 2001, we entered into a five-year, $218 million unsecured euro denominated revolving credit facility, of which $192 million was available at May 31, 2001. We intend to refinance a $66 million unsecured euro note, due in 2001, with proceeds from this revolver and, accordingly, have classified this $66 million of outstanding debt as long-term in the May 31, 2001 balance sheet.

     In April 2001 we issued $600 million of unsecured 2% debentures which are convertible into our Common Stock at a conversion price of $39.14 per share, subject to adjustment, during any fiscal quarter for which the closing price of our Common Stock is greater than $43.05 for 20 out of the last 30 trading days of the preceding fiscal quarter. This condition was not met during the quarter ended May 31, 2001 and, accordingly, the 15.3 million shares issuable upon conversion are not included in our earnings per share computation (see Note 9). Upon conversion of the debentures we may choose to deliver, in lieu of our Common Stock, cash or a combination of cash and Common Stock with a total value equal to the value of the Common Stock otherwise deliverable. Subsequent to April 15, 2008, we may redeem the debentures for cash at their face value plus any unpaid accrued interest. In addition, at the option of the debenture holders, on any April 15 of 2005, 2008, and 2011, we may be required to repurchase any outstanding debentures at their face value plus any unpaid accrued interest. If such option is exercised by the holders, we may choose to pay the purchase price in cash, shares of Common Stock or a combination of cash and Common Stock.

     Effective July 2001, we replaced our expiring $1 billion unsecured revolving credit facility and our $200 million unsecured multi-currency revolving credit facility with a $1.4 billion unsecured multi-currency revolving credit facility, due June 2006. The new revolving credit facility bears interest at libor/euribor plus 17 basis points ("BPS"), which will vary based on changes to our debt rating, if any, and provides for a facility fee of eight BPS. Similar to our prior facility, our commercial paper programs are supported by this new facility and, accordingly, any funds outstanding under our commercial paper programs reduce the aggregate amount available under this facility.

NOTE 4 - SHAREHOLDERS' EQUITY

     Our Articles of Incorporation authorize our Board of Directors, at its discretion, to issue up to 40 million shares of Preferred Stock. The Preferred Stock is issuable in series which may vary as to certain rights and preferences at the discretion of our Board of Directors and has a $.01 par value. At May 31, 2001 and November 30, 2000, no Preferred Stock had been issued.

     During the six months ended May 31, 2001 and 2000, we declared cash dividends of $.21 per share each period, or an aggregate of $122.9 million and $128.2 million, respectively.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Ship Commitments

     A description of ships under contract for construction at May 31, 2001 was as follows (dollars in millions):



                          Expected                                Estimated
                           Service                   Passenger       Total
Ship                        Date(1)     Shipyard    Capacity(2)      Cost(3)


Carnival Cruise Lines
  Carnival Pride             1/02      Masa-Yards (4)     2,124      $  375
  Carnival Legend            9/02      Masa-Yards (4)     2,124         375
  Carnival Conquest         12/02      Fincantieri        2,974         500
  Carnival Glory             8/03      Fincantieri        2,974         500
  Carnival Miracle           4/04      Masa-Yards (4)     2,124         375
  Carnival Valor            11/04      Fincantieri(4)     2,974         500
    Total Carnival Cruise Lines                          15,294       2,625

Holland America Line
  Zuiderdam                 11/02      Fincantieri(4)     1,848         410
  Oosterdam                  8/03      Fincantieri(4)     1,848         410
  Newbuild                   2/04      Fincantieri(4)     1,848         410
  Newbuild                  10/04      Fincantieri(4)     1,848         410
  Newbuild                   6/05      Fincantieri(4)     1,848         410
    Total Holland America Line                            9,240       2,050

Costa Cruises
  Costa Mediterranea         7/03      Masa-Yards (5)     2,114         315
  Costa Fortuna              1/04      Fincantieri(6)     2,720         370
  Costa Magica              12/04      Fincantieri(6)     2,720         370
     Total Costa Cruises                                  7,554       1,055

Cunard Line
  Queen Mary 2              12/03      Chantiers de
                                       l'Atlantique(4)    2,620         780
     Total Cunard Line                                    2,620         780

       Total                                             34,708      $6,510


  (1) The expected service date is the date the ship is expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in German marks, Italian lira or euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) This construction contract is denominated in German marks which has a fixed exchange rate with Costa's functional currency, which is the Italian lira. The estimated total cost has been translated into U.S. dollars using the May 31, 2001 exchange rate.
  (6) These construction contracts are denominated in Italian lira, and the estimated total costs have been translated into U.S. dollars using the May 31, 2001 exchange rate.

     In connection with the ships under contract for construction, we have paid approximately $437.3 million through May 31, 2001 and we anticipate paying approximately $620 million during the twelve month period ending May 31, 2002 and approximately $5.5 billion thereafter.

Litigation

     Several actions (collectively the "Passenger Complaints") have been filed against us on behalf of purported classes of persons who paid port charges to Carnival Cruise Lines ("Carnival"), Holland America Line ("Holland America") and Costa Cruises ("Costa"), alleging that statements made in advertising and promotional materials concerning port charges were false and misleading. The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages or, alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief.

     Carnival recently entered into an agreement to settle the Passenger Complaint filed against it. A final order and judgment approving the settlement was signed by the trial court. Under the settlement agreement, Carnival would issue travel vouchers with a face value of $25-$55 depending on specified criteria, to certain of its passengers who sailed between April 1992 and June 1997. The vouchers also provide class members with a cash redemption option of up to 20% of the face value. The aggregate face value of travel vouchers that Carnival will issue, assuming no cash redemptions, is approximately $125 million. Alternatively, if all passengers elect the cash redemption feature, the vouchers could be redeemed for approximately $25 million in cash. Pursuant to the settlement, Carnival will pay the plaintiffs' legal fees awarded by the court. Several plaintiffs who had asserted objections to the settlement filed a notice of appeal from the trial court order approving the settlement.

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

     One member of the Holland America Tours settlement class appealed the trial court's approval of the settlement. In August 2000, the court of appeals refused to approve the settlement and remanded the case to the trial court. At the request of Holland America Tours, the Washington Supreme Court has agreed to review the court of appeals ruling. A decision by the Washington Supreme Court is expected by the end of 2001.

     At May 31, 2001 and November 30, 2000, an estimated accrued liability of approximately $24 million has been included in the accompanying balance sheets for the estimated cash redemptions and settlement costs of the Passenger Complaints.

     If the Passenger Complaint settlements are implemented as described above, the amount and timing of the travel vouchers to be redeemed for travel and the effects of the travel voucher redemption on revenues are not reasonably determinable. Accordingly, we will account for the non-cash redemption of the vouchers as a reduction of future revenues.

     Several actions have been filed against Carnival, Holland America Tours and Costa alleging that they violated the Americans with Disabilities Act ("ADA") by failing to make certain of their cruise ships accessible to individuals with disabilities (collectively the "ADA Complaints"). Plaintiffs seek injunctive relief and fees and costs. Carnival has reached an agreement with the plaintiffs to settle its ADA Complaint. Pursuant to the agreement, Carnival will make certain modifications to its existing 15 ships. The final hearing is scheduled for September 25, 2001, when it is anticipated that the court will issue final approval of this settlement. We believe that the estimated total cost of the modifications will not have a material effect on our financial position. The actions against Holland America Tours and Costa are proceeding.

     Several actions filed in the U.S. District Court for the Southern District of Florida against us and four of our officers on behalf of a purported class of purchasers of our Common Stock were consolidated into one action in Florida (the "Stock Purchase Complaint"). The plaintiffs are claiming that statements we made in public filings violate federal securities laws and seek unspecified compensatory damages, attorneys' fees and costs and expert fees. This action is proceeding.

     It is not now possible to determine the ultimate outcome of the pending Passenger, ADA and Stock Purchase Complaints, if such claims should proceed to trial. We believe that we and our officers, as applicable, have meritorious defenses to these claims and, accordingly, we all intend to vigorously defend against all such claims.

     In August 2000, we received a grand jury subpoena requesting that we produce documents and records concerning environmental matters. We produced documents in response to the subpoena and are engaged in discussions with the Office of the United States Attorney for the Southern District of Florida. No charges have been lodged against us. In the event that the investigation results in adverse findings with regard to our compliance with U.S. laws pertaining to the environment, a judgment could include fines and mandatory provisions relating to future compliance practices, among other forms of relief. The ultimate outcome of this matter cannot be determined at this time.

     In February 2001, Holland America Line, Inc. ("HAL, Inc."), our wholly owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL, Inc. is responding to the subpoena.

     Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under an approximate $70 million contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is expected that the arbitration tribunal's decision will be made by early 2003. In the event that an award is given in favor of Cammell Laird the amount of damages which Costa will have to pay, if any, is not currently determinable. In addition, it is not currently possible to determine the ultimate outcome of this matter, however, we believe that the arbitration proceeding will result in a favorable outcome for us.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against us. The majority of these claims and lawsuits are covered by insurance. We believe the outcome of any such suits, which are not covered by insurance, would not have a material adverse effect on our financial statements.

Contingent Obligations

     We have certain contingent obligations, including letters of credit, to participants in lease out and lease back type transactions for three ships which, at May 31, 2001, totaled approximately $779 million. Only in the remote event of nonperformance by certain major financial institutions, all of which have long-term credit ratings of AAA or AA, would we be required to make any payments under these contingent obligations. Between 2017 and 2022, as applicable, we have the right to exercise purchase options that would terminate these transactions.

Other Contingency

     In February, 2001, a three judge panel of the Ninth U.S. Circuit Court of Appeals overturned a decision of the U.S. District Court for the District of Alaska and ordered the District Court to enjoin a 1996 decision by the National Park Service ("NPS") that had authorized additional cruise ship entry permits for Glacier Bay National Park. The Court of Appeals held that the NPS should have prepared an environmental impact statement prior to increasing the number of permits. As a consequence of the 1996 NPS decision, Holland America had been able to obtain additional entry permits for the 2000-2004 period. Other cruise lines had also received additional entry permits. At this time it is not clear whether the court injunction will affect the remaining portion of the 2001 Alaska cruise season since the District Court was given discretion as to whether or not to defer issuing the injunction until after the 2001 season. We anticipate that a decision regarding the injunction will be made in late July 2001. In addition, the decision can still be appealed by the NPS to the U.S. Supreme Court. Holland America will also be clarifying with the NPS as to exactly how many permits may be impacted. However, most Holland America permits will not be withdrawn as a result of this decision since they were in effect prior to the 1996 decision. In addition, alternative destinations in Alaska can be substituted for Glacier Bay. Accordingly, we believe that if any permits are withdrawn, the impact on our financial statements will not be material.


NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective December 1, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value.
 Derivatives that are not hedges must be recorded at fair value and the changes in fair value must be included in earnings. If a derivative is a fair value hedge, changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged firm commitments. If a derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive (loss) income until the underlying hedged item is recognized in earnings. The ineffective portion of a hedge derivative's change in fair value is immediately recognized in earnings. For the periods ended May 31, 2001, all net changes in the fair value of both the fair value hedges and the related hedged firm commitments and the cash flow hedges were immaterial, as were any ineffective portions of these hedges.

     We have not made any changes to our hedge-related risk management policies as a result of adopting SFAS No. 133. The fair value of hedged firm commitment assets on our balance sheet represents the unrealized gains on our shipbuilding commitments denominated in foreign currencies because of the strengthening of the dollar versus these currencies. The fair value of derivative contract liabilities principally represents the unrealized losses on our forward foreign currency contracts relating to those same shipbuilding commitments, which are used to fix the cost of our shipbuilding commitments in U.S. dollars.



NOTE 7 - COMPREHENSIVE INCOME

     Comprehensive income was as follows (in thousands):



                                          Six Months          Three Months
                                          Ended May 31,        Ended May 31,
                                       2001        2000     2001       2000


Net income                          $314,913   $375,473  $186,963  $203,956
SFAS No. 133 transition adjustment    (4,214)
Changes in securities valuation
  allowance                            8,133     (1,690)    6,957      (906)
Foreign currency translation
  adjustment                         (16,964)   (35,233)  (18,861)  (16,544)
Changes related to cash
  flow derivative hedges                (831)              (4,246)
Total comprehensive income          $301,037   $338,550  $170,813  $186,506



NOTE 8 - SEGMENT INFORMATION

     Our cruise segment included six cruise brands in fiscal 2001 and five cruise brands in fiscal 2000 which have been aggregated as a single operating segment based on the similarity of their economic and other characteristics. Cruise revenues are comprised of sales of passenger cruise tickets, including, in some cases, air transportation to and from the cruise ships, and revenues from certain onboard activities and other related services. The tour segment represents the operations of Holland America Tours.

     Selected segment information was as follows (in thousands):



                                  Six Months Ended     Six Months Ended
                                       May 31, 2001         May 31, 2000

                                           Operating             Operating
                                             income                income
                                 Revenues    (loss)    Revenues    (loss)

Cruise                          $2,054,591  $415,592  $1,663,135  $384,831
Tour                                38,758   (18,161)     44,768   (17,946)
Affiliated operations                        (44,024)               (5,909)
Intersegment elimination            (6,618)               (7,898)
Corporate                                     (6,559)               (7,039)
                                $2,086,731  $346,848  $1,700,005  $353,937


                                 Three Months Ended   Three Months Ended
                                       May 31, 2001         May 31, 2000

                                           Operating             Operating
                                             income                income
                                 Revenues    (loss)    Revenues    (loss)

Cruise                         $ 1,054,200  $241,236  $  845,284  $200,697
Tour                                31,070    (7,682)     37,333    (6,394)
Affiliated operations                        (22,961)                5,528
Intersegment elimination            (6,145)               (7,490)
Corporate                                     (2,686)               (5,412)
                               $ 1,079,125  $207,907  $  875,127  $194,419


Selected segment information which is not included in our consolidated operations for our affiliated operations segment was as follows (in thousands):

                                 Six Months               Three Months
                                Ended May 31,             Ended May 31,

                              2001       2000            2001        2000


Revenues                   $3,131,848  $2,547,083    $1,631,094  $1,376,529
Net loss                   $ (160,258) $  (48,452)   $  (83,421) $   (4,428)


The table above represents 100% of the affiliated companies' results of operations, and includes Costa in 2000 but not in 2001.


NOTE 9 - EARNINGS PER SHARE

     Earnings per share were computed as follows (in thousands, except per share data):


                                       Six Months          Three Months
                                      Ended May 31,        Ended May 31,
                                     2001       2000       2001       2000

BASIC:
  Net income                       $314,913   $375,473   $186,963   $203,956
  Average common shares outstanding 584,001    611,559    584,150    606,051
  Earnings per share               $    .54   $    .61   $    .32   $    .34

DILUTED:
  Net income                       $314,913   $375,473   $186,963   $203,956
  Average common shares outstanding 584,001 611,559 584,150 606,051 Effect of dilutive securities-
    shares issuable under various
    stock plans                       2,381      2,603      2,238      1,908
  Average shares outstanding
    assuming dilution               586,382    614,162    586,388    607,959
  Earnings per share               $    .54   $    .61   $    .32    $   .34


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC issued SAB 101B, which delays our implementation date of SAB 101 until not later than September 1, 2001. We believe that our current revenue recognition policies are in conformity, in all material respects, with this SAB and do not expect that our adoption of this SAB will have a material impact on our financial statements.

NOTE 11 - SUBSEQUENT EVENTS

     On June 1, 2001 we sold our investment in Airtours plc which resulted in a nonoperating net gain of approximately $100 million and net cash proceeds of approximately $492 million which will be recorded in our third fiscal quarter of 2001.

     On July 6, 2001 we entered into an agreement to sell the Seabourn Goddess I and Seabourn Goddess II, which is anticipated to close on August 31, 2001. We expect that a nonoperating loss of approximately $13 million will be recorded in the third quarter of fiscal 2001 as a result of this sale.


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

RESULTS OF OPERATIONS

     We earn our cruise revenues primarily from:
        -the sale of passenger cruise tickets, which includes
         accommodations, meals, and most onboard activities,
        -the sale of air transportation to and from the cruise
         ships and
        -the sale of goods and services on board the cruise ships, such as casino gaming, bar sales, gift shop sales and other related services.

We also derive revenues from the tour and related operations of Holland America Tours.

     For selected segment information related to our revenues, operating income and affiliated operations segment see Note 8 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information was as follows:



                                   Six Months             Three Months
                                  Ended May 31,           Ended May 31,
                                 2001        2000       2001         2000

Revenues                         100%        100%       100%         100%

Costs and Expenses
  Operating expenses              58          57         56           57
  Selling and administrative      15          14         14           14
  Depreciation and amortization    9           8          9            8
Operating Income Before (Loss) Income
  from Affiliated Operations      18          21         21           21
(Loss) Income from Affiliated
  Operations, Net                 (2)          -         (2)           1
Operating Income                  16          21         19           22
Nonoperating (Expense) Income     (1)          1         (2)           1
Net Income                        15%         22%        17%          23%

Selected Statistical Information (in thousands):
  Passengers carried           1,602       1,208        816          643
  Available lower berth days  10,095       7,704      5,151        3,990
  Occupancy percentage         103.9%      102.8%     102.5%       102.3%

Note: Commencing in fiscal 2001, our statements of operations and selected statistical information include the consolidation of Costa's results of operations. In fiscal 2000, Costa's results of operations were included in affiliated operations and were not included in the 2000 statistical information.

GENERAL

     Our cruise and tour operations experience varying degrees of seasonality. Our revenue from the sale of passenger tickets for our cruise operations is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. Our tour revenues are highly seasonal, with a vast majority of tour revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

     Through fiscal 2000, we recorded our share of Airtours and Costa's operating results in earnings from affiliated operations on a two-month lag basis. Beginning in fiscal 2001, all of Costa's results of operations were consolidated into our financial statements on a current month basis, thus eliminating the two-month lag in reporting Costa's results of operations. This change in the timing of reporting periods, as well as Costa's greater seasonality, will increase the seasonality of our quarterly results of operations, most significantly between our third and fourth fiscal quarters. Costa's seasonally strong summer results of operations will be recorded in the Company's third quarter in fiscal 2001 versus in the fourth quarter in fiscal 2000.

     In addition, on June 1, 2001 we sold our investment in Airtours and, accordingly, will cease recording Airtours' results in our affiliated operations as of the beginning of our third quarter of fiscal 2001. Historically, Airtours' results have been very seasonal, with losses recorded in the first half of our fiscal year and substantially all of Airtours' profits being recognized in our fourth quarter. On an annual basis, the sale of our investment in Airtours is not expected to be dilutive to our earnings and thus, is not expected to be dilutive to our fiscal 2002 earnings per share. However, because of the seasonality of Airtours' profitability, the sale of our Airtours investment is expected to reduce our second half of fiscal 2001 net earnings by approximately $.07 to $.08 per share, excluding the one-time gain from the sale (see Note 11 in the accompanying financial statements for a discussion of this gain).

     Average passenger capacity for our cruise brands, excluding Costa, is expected to increase by 10.2% and 6.4% in the third and fourth quarters of fiscal 2001, respectively, as compared to the same periods of fiscal 2000. These increases are primarily a result of the introduction into service of the Carnival Victory in August 2000, Holland America's Amsterdam in October 2000, and the Carnival Spirit in April 2001, partially offset by the withdrawal from service of Holland America's Nieuw Amsterdam in October 2000 and the expected sale of the Seabourn Goddess I and Seabourn Goddess II in August 2001. The consolidation of Costa in fiscal 2001 is expected to increase our consolidated capacity by an additional 21.5% and 20.3% in the third and fourth quarters of fiscal 2001, respectively, although the impact on our net income will be much less, as a majority of Costa's net income was included in affiliated operations in prior years.

     The year over year percentage increase in our average passenger capacity resulting primarily from the delivery of ships currently under contract for construction for fiscal 2002 and 2003 is expected to approximate 6% and 13%, respectively, net of the expected sale of the Seabourn Goddess I and Seabourn Goddess II in August 2001.

SIX MONTHS ENDED MAY 31, 2001 ("2001") COMPARED
TO SIX MONTHS ENDED MAY 31, 2000 ("2000")

     Revenues

     Revenues increased $386.7 million, or 22.7%, in 2001 compared to 2000, due to a 23.5% increase in cruise revenues. Approximately $259.8 million of the cruise revenue increase was due to the consolidation of Costa, and $131.7 million was due to increased cruise revenues from our other brands. The other brands' cruise revenue change resulted from an increase of approximately 11.1% in passenger capacity and a 1.6% increase in occupancy rates, partially offset by a 4.7% decrease in gross revenue per passenger
cruise day.   This increase in passenger capacity resulted primarily from the introduction into service of the Carnival Victory in August 2000 and Holland America's Zaandam and Amsterdam in May 2000 and October 2000, respectively, partially offset by the sale of Holland America's Nieuw Amsterdam in October 2000. The decrease in gross revenue per passenger cruise day was primarily due to lower cruise ticket prices for this year's New Year's cruises compared to the higher-priced Millennium/New Year's sailings last year. In addition, our luxury cruise brands, which comprised approximately 10% of our capacity, realized significantly lower pricing during most of 2001 compared to the same period last year.

     Costs and Expenses

     Operating expenses increased $238.9 million, or 24.8%, in 2001 compared to 2000. Cruise operating costs increased by $243.4 million, or 26.3%, to $1.17 billion in 2001 from $926.6 million in 2000. Approximately $171.1 million of the cruise operating cost increase was due to the consolidation of Costa and the remaining $72.3 million of the increase was from our other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily due to additional costs associated with the 11.1% increase in passenger capacity, partially offset by a 4.1% decrease in operating expenses per available berth day. Excluding Costa, cruise operating costs as a percentage of cruise revenues were 55.7% in both 2001 and 2000.

     Selling and administrative expenses increased $68.7 million, or 28.4%, to $310.5 million in 2001 from $241.7 million in 2000. Approximately $48.9 million of this increase was due to the consolidation of Costa, and the remaining $19.8 million was from our other brands. Selling and administrative expenses, excluding Costa, increased primarily as a result of the 11.1% increase in passenger capacity, partially offset by a 2.6% decrease in selling and administrative expenses per available berth day. Excluding Costa, selling and administrative expenses as a percentage of revenues were 14.3% and 14.2% during 2001 and 2000, respectively.

     Depreciation and amortization increased $48.1 million, or 35.4%, in 2001 compared to 2000. This increase was primarily due to the consolidation of Costa which accounted for approximately $25 million, and the majority of the remaining increase was due to the net expansion of the fleet.

     Affiliated Operations

     During 2001, we recorded $44 million of losses from affiliated operations as compared with $5.9 million of losses in 2000. Our portion of Airtours' losses in 2001 was $43.3 million as compared to $27.4 million of losses in 2000. We recorded income of $19.9 million during 2000, related to our interest in Costa. In fiscal 2001, Costa has been consolidated. See the three month analysis below for a discussion of certain non-recurring events and the "General" section for a discussion of Airtours' and Costa's seasonality.

     Nonoperating (Expense) Income

    Gross interest expense (excluding capitalized interest) increased to $76.6 million in 2001 from $37.0 million in 2000 primarily as a result of higher average outstanding debt balances. Approximately $33.0 million of this increase was due to the acquisition and consolidation of Costa and the remaining increase was due principally to the purchase of Treasury Stock during 2000. Capitalized interest decreased $7.0 million during 2001 as compared to 2000 due primarily to lower average levels of investment in ship construction projects.

     Other income in 2001 of $12.3 million includes a $13 million gain arising from a settlement agreement with the manufacturers of certain of our ship propulsion systems to reimburse us for lost revenues and expenses due to disruption in service during 2000 and a $16.1 million gain from the sale of our investment in CRC Holdings, Inc., partially offset by $9.2 million of asset write-downs and $6.0 million of estimated litigation related expenses.

THREE MONTHS ENDED MAY 31, 2001 ("2001") COMPARED
TO THREE MONTHS ENDED MAY 31, 2000 ("2000")

     Revenues

     Revenues increased $204.0 million, or 23.3%, in 2001 compared to 2000, due to a 24.7% increase in cruise revenues. Approximately $133.5 million of the cruise revenue increase was due to the consolidation of Costa, and $75.4 was due to increased cruise revenues from our other brands. The other brands' cruise revenue change resulted from an increase of approximately 8.4% in passenger capacity and a 0.8% increase in occupancy rates slightly offset by a 0.3% decrease in gross revenue per passenger cruise day. This increase in passenger capacity resulted primarily from the introduction into service of the Carnival Victory in August 2000 and Holland America's Zaandam and Amsterdam in May 2000 and October 2000, respectively, and the Carnival Spirit in April 2001, partially offset by the sale of Holland America's Nieuw Amsterdam in October 2000.


     Costs and Expenses

     Operating expenses increased $104.2 million, or 21.0% in 2001 compared to 2000. Cruise operating costs increased by $108.3 million, or 23.0%, to $579.0 million in 2001 from $470.7 million in 2000. Approximately $84.4 million of the cruise operating cost increase was due to the consolidation of Costa and the remaining $23.9 million of the increase was from our other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily due to additional costs associated with the 8.4% increase in passenger capacity, partially offset by a 2.4% decrease in operating expenses per available berth day. Excluding Costa, cruise operating costs as a percentage of cruise revenues were 53.7% and 55.7% in 2001 and 2000, respectively.

     Selling and administrative expenses increased $33.7 million, or 27.9%, to $154.6 million in 2001 from $120.8 million in 2000. Approximately $25.0. million of this increase was due to the consolidation of Costa, and the remaining $8.7 million was from our other brands. Selling and administrative expenses, excluding Costa, increased primarily as a result of the 8.4% increase in passenger capacity, partially offset by a 1.0% decrease in selling and administrative expenses per available berth day. Excluding Costa, selling and administrative expenses as a percentage of revenues were 13.7% and 13.8% during 2001 and 2000, respectively.

     Depreciation and amortization increased by $24.1 million, or 35.2% in 2001 compared to 2000. This increase was primarily due to the consolidation of Costa which accounted for approximately $12.5 million, and the majority of the remaining increase was due to the net expansion of the fleet.

     Affiliated Operations

     During 2001, we recorded $23 million of losses from affiliated operations as compared with $5.5 million of income in 2000. Our portion of Airtours' losses in 2001 was $22.2 million as compared to $11.0 million of losses in 2000. We recorded income of $15.1 million during 2000, related to our interest in Costa. In fiscal 2001, Costa has been consolidated. During 2000, our results from affiliated operations included non-recurring net gains of $10.7 million primarily related to a reversal of Costa tax liabilities.

     Nonoperating (Expense) Income

     Gross interest expense (excluding capitalized interest) increased to $38.2 million in 2001 from $18.4 million in 2000 primarily as a result of higher average outstanding debt balances. Approximately $16.7 million of this increase was due to the acquisition and consolidation of Costa and the remaining increase was due primarily to the purchase of Treasury Stock during 2000. Capitalized interest decreased $3.5 million during 2001 as compared to 2000 due primarily to lower average level of investment in ship construction projects.

     Other income in 2001 of $0.4 million includes a $16.1 million gain from the sale of our investment in CRC Holdings, Inc., partially offset by $9.2 million of asset write-downs and $6.0 million of estimated litigation related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     Our business provided $640.3 million of net cash from operations during the six months ended May 31, 2001, an increase of 4.2% compared to 2000.

     During the six months ended May 31, 2001, our net expenditures for capital projects were approximately $591.5 million, of which $489.6 million was spent in connection with our ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of ship refurbishments, information technology assets, tour assets and other.

     During the six months ended May 31, 2001, we made net payments of $94.6 million under our commercial paper programs and made principal payments related to other debt totaling $639.3 million. In addition, we raised proceeds of approximately $265 million from the March 2001 issuance of 5.57% unsecured euro notes and $600 million from the issuance of 2% Convertible Debentures in April 2001. We also paid cash dividends of $122.8 million in the first six months of fiscal 2001.

     Future Commitments and Funding Sources

     As of May 31, 2001, we had noncancelable contracts for the delivery of fifteen new ships over the next four years. Our remaining obligations related to these ships under contract for construction is to pay approximately $620 million during the twelve months ending May 31, 2002 and approximately $5.5 billion thereafter.

     At May 31, 2001, we had $2.83 billion of long-term debt of which $417.8 million is due during the twelve months ending May 31, 2002. See Notes 3 and 5 in the accompanying financial statements for more information regarding our debt and commitments.

     At May 31, 2001, we had approximately $667 million of cash and cash equivalents. In June 2001, we received $492 million in net proceeds from the sale of our investment in Airtours and repaid $100 million of our outstanding commercial paper. These funds along with future cash from operations are expected to be our principal funding sources for capital projects, debt service requirements, dividend payments and working capital.
 Our new $1.4 billion multi-currency revolving credit facility, effective in July 2001, had approximately $1.25 billion available for borrowing as of July 12, 2001. In addition, at May 31, 2001 we had $192 million available under our $218 million euro denominated revolving credit facility.

     To the extent that we are required, or choose, to fund future cash requirements from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, no assurance can be given that we will be able to obtain any such financing.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in our Annual Report on Form 10-K for the year ended November 30, 2000 (the "2000 Form 10-K") and our Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 (the "First Quarter 2001 10-Q"). The following are material subsequent developments in such cases.

     On May 2, 2001, the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County granted final approval of the settlement of the Passenger Complaint against Carnival. Carnival will also pay the plaintiffs' legal fees and expenses awarded by the court. The court signed a written order reflecting this decision on May 16, 2001. On June 14, 2001, several plaintiffs who had asserted objections to the settlement filed a notice of appeal from the final order approving the settlement.

     Several actions collectively referred to as the "ADA Complaints" were previously reported in the 2000 Form 10-K and the First Quarter 2001 10-Q. The following are material subsequent developments in such cases.

     The ADA Complaint filed against Carnival by Bernard Walker and Christina Adams in the U.S. District Court for the Northern District of California has been settled. Carnival has agreed to make certain modifications to one of its ships, the Holiday, and to the payment of damages to the individual plaintiffs and attorney's fees. The total cost of the settlement is not material to our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of our shareholders was held on April 17, 2001 (the "Annual Meeting"). Holders of Common Stock were entitled to elect fourteen directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 512,862,876 of the 584,714,214 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.


     The following table sets forth the names of the fourteen persons elected at the Annual Meeting to serve as directors until the next annual meeting of shareholders of the Company and the number of votes cast for, against or withheld with respect to each person.

NAME OF DIRECTOR                      FOR          AGAINST        WITHHELD
Micky Arison                      480,463,596        -0-         32,399,280
Shari Arison                      504,868,653        -0-          7,994,223
Maks L. Birnbach                  504,143,158        -0-          8,719,718
Richard G. Capen, Jr.             505,696,739        -0-          7,166,137
Robert H. Dickinson               504,818,798        -0-          8,044,078
Arnold W. Donald                  505,601,847        -0-          7,261,029
James M. Dubin                    505,015,030        -0-          7,847,846
Howard S. Frank                   505,012,451        -0-          7,850,425
A. Kirk Lanterman                 504,885,240        -0-          7,977,636
Modesto A. Maidique               505,663,758        -0-          7,199,118
Stuart Subotnick                  504,822,980        -0-          8,039,896
Sherwood M. Weiser                502,540,162        -0-         10,322,714
Meshulam Zonis                    504,570,200        -0-          8,292,676
Uzi Zucker                        502,633,816        -0-         10,229,060

The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.

                                                                     BROKER
MATTER                           FOR         AGAINST    WITHHELD    NONVOTES

Approval of an amendment
to our 1992 Stock Option
Plan to increase the number
of shares reserved for
issuance from 12 million
shares to 20 million shares  451,303,699    59,823,819  1,724,240    11,118


Approval of the Carnival
Corporation 2001 Outside
Director Stock Option Plan   485,361,455    25,649,673  1,840,630    11,118


Approval of Pricewaterhouse-
Coopers LLP as independent
certified public accountants
for the fiscal year ending
November 30, 2001            502,706,865     8,647,989  1,508,022      -0-



Item 5.  Other Information.

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by us with the Securities and Exchange Commission, in our press releases, and in oral statements and presentations made by or with the approval of one of our authorized executive officers constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "believe," "expect," "intend," and words and terms of similar substance in connection with any discussion of future operating or financial performance. All forward-looking statements, including those which may impact the forecasting of our net revenue yields, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and the net revenue yields for our cruise products; consumer demand for cruises, including the effects on consumer demand of armed conflicts, political instability or adverse media publicity; increases in cruise industry capacity; cruise and other vacation industry competition; continued availability of attractive port destinations; changes in tax laws and regulations; our ability to implement our shipbuilding program and to continue to expand our business outside the North American market; our ability to attract and retain shipboard crew; changes in foreign currency exchange rates, food and fuel commodity prices and interest rates; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise ships; impact of pending or threatened litigation and changes in laws and regulations applicable to us.

     We do not assume the obligation to update any forward-looking statements, and unless specifically noted otherwise, all forward-looking statements speak only as of the date of this report. One should carefully evaluate such statements in light of factors described in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, if any. In Item 1. of our Annual Report on Form 10-K for the year ended November 30, 2000 and above, we discuss various important factors, among others, that could cause actual results to differ from expected or historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 Revolving Credit Agreement, by and among Carnival Corporation, The Chase Manhattan Bank and various other lenders.

    10.2 Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities (incorporated by reference to Exhibit 4.5 to the Registrant's registration statement on Form S-3 filed on June 13, 2001, file no. 333-62950).

    10.3 First Supplemental Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, creating a series of securities designated 2% Convertible
Senior Debentures due 2021 (incorporated by reference to Exhibit 4.6 to the Registrant's registration statement on Form S-3 filed on June
13, 2001, file no. 333-62950).

    10.4 Registration Rights Agreement, dated as of April 25, 2001, among Carnival Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit
4.7 to the Registrant's registration statement on Form S-3 filed on June 13, 2001, file no. 333-62950).

    12    Ratio of Earnings to Fixed Charges.


(b) Reports on Form 8-K

     Current Report on Form 8-K filed with the Commission on April 27, 2001 related to the issuance of $600 million aggregate principal amount of 2% convertible senior debentures due April 25, 2021.


                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: July 13, 2001                     BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: July 13, 2001                     BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer



EXHIBIT 10.1

U.S. $1,400,000,000
REVOLVING CREDIT AGREEMENT
Dated as of June 26, 2001
Among
CARNIVAL CORPORATION,
as a Borrower and Guarantor,
Any Additional Borrowers Party Hereto,
The Lenders Party Hereto,
THE CHASE MANHATTAN BANK,
as Agent,
BANK OF AMERICA, N.A.,
as Syndication Agent,
J.P. MORGAN SECURITIES INC.,
as Joint Lead Arranger,
BANC OF AMERICA SECURITIES LLC,
as Joint Lead Arranger
And
BNP PARIBAS,
CITIBANK N.A.,
and
UBM-UNICREDIT BANCA MOBILIARE,
as Co-Documentation Agents





Table of Contents

Page
PRELIMINARY STATEMENTS	9

ARTICLE I Definitions	9
SECTION 1.01. Definitions.	9
SECTION 1.02. Governing Language.	9
SECTION 1.03. Computation of Time Periods.	9
SECTION 1.04. Classification of Loans and Borrowings.	9
SECTION 1.05. Terms Generally.	9
SECTION 1.06. Accounting Terms; GAAP.	9

ARTICLE II The Credits	9
SECTION 2.01. Commitments.	9
SECTION 2.02. Loans and Borrowings.	9
SECTION 2.03. Requests for Revolving Borrowings.	9
SECTION 2.04. Competitive Bid Procedure.	9
SECTION 2.05. Funding of Borrowings.	9
SECTION 2.06. Interest Elections.	9
SECTION 2.07. Termination and Reduction of Commitments.	9
SECTION 2.08. Repayment of Loans; Evidence of Debt.	9
SECTION 2.09. Prepayment of Loans.	9
SECTION 2.10. Fees.	9
SECTION 2.11. Interest.	9
SECTION 2.12. Alternate Rate of Interest.	9
SECTION 2.13. Increased Costs.	9
SECTION 2.14. Break Funding Payments.	9
SECTION 2.15. Taxes.	9
SECTION 2.16. Payments Generally; Pro Rata Treatment; Sharing of
Set-offs.	9
SECTION 2.17. Mitigation Obligations; Replacement of Lenders.	9
SECTION 2.18. Borrowing Subsidiaries.	9
SECTION 2.19. Additional Reserve Costs.	9
SECTION 2.20. Redenomination of Certain Designated Foreign
Currencies.	9
SECTION 2.21. Assigned Dollar Value.	9
SECTION 2.22. Borrowers' Increase of Commitments.	9

ARTICLE III Conditions of Lending	9
SECTION 3.01. Conditions Precedent to Initial Loans to be Made On
or After the Closing Date.	9
SECTION 3.02. Conditions Precedent to Each Revolving Borrowing.	9
SECTION 3.03. Conditions Precedent to Each Competitive Loan
Borrowing.	9
SECTION 3.04. Initial Borrowing by each Borrowing Subsidiary.	9

ARTICLE IV Representations and Warranties	9
SECTION 4.01. Representations and Warranties of the Borrowers.	9
(a) Due Existence; Compliance.	9
(b) Corporate Authorities; No Conflicts.	9
(c) Government Approvals and Authorizations.	9
(d) Legal, Valid and Binding.	9
(e) Financial Information.	9
(f) Litigation and Environmental.	9
(g) Immunities.	9
(h) No Taxes.	9
(i) No Filing.	9
(j) No Defaults.	9
(k) Margin Regulations.	9
(l) Investment Company Act.	9
(m) Taxes Paid.	9
(n) Disclosure.	9
(o) Good Title.	9
(p) ERISA.	9

ARTICLE V Covenants of the Borrowers	9
SECTION 5.01. Affirmative Covenants.	9
(a) Compliance with Laws.	9
(b) Use of Proceeds.	9
(c) Financial Information; Defaults.	9
(d) Financial Covenants.	9
(e) Corporate Existence, Mergers.	9
(f) Insurance.	9
(g) Actions Respecting Certain Excess Sale Proceeds.	9
(h) Payment of Obligations.	9
(i) Maintenance of Properties.	9
(j) Further Assurances.	9

SECTION 5.02. Negative Covenants.	9
(a) Sale of Assets.	9
(b) Limitation on Payment Restrictions Affecting Subsidiaries.	9
(c) Transactions with Officers, Directors and Shareholders.	9
(d) Compliance with ERISA.	9
(e) Investment Company.	9
(f) Liens.	9
(g) Organizational Documents.	9

ARTICLE VI Default	9
SECTION 6.01. Events of Default.	9

ARTICLE VII Relation of Lenders; Assignments, Designations And
Participations	9
SECTION 7.01. Lenders and Agent.	9
SECTION 7.02. Setoff.	9
SECTION 7.03. Approvals.	9
SECTION 7.04. Exculpation.	9
SECTION 7.05. Indemnification.	9
SECTION 7.06. Agent as Lender.	9
SECTION 7.07. Notice of Transfer; Resignation; Successor Agent.	9
SECTION 7.08. Credit Decision; Not Trustee.	9
SECTION 7.09. Assignments, Designations and Participation.	9
SECTION 7.10. Syndication Agent and Co-Documentation Agents.	9

ARTICLE VIII Guarantee	9

ARTICLE IX Miscellaneous	9
SECTION 9.01. Amendments.	9
SECTION 9.02. Notices.	9
SECTION 9.03. No Waiver; Remedies.	9
SECTION 9.04. Costs, Expenses, Fees and Indemnities.	9
SECTION 9.05. Judgment.	9
SECTION 9.06. Consent to Jurisdiction; Waiver of Immunities.	9
SECTION 9.07. Binding Effect; Merger; Severability; GOVERNING LAW.
	9
SECTION 9.08. Counterparts.	9
SECTION 9.09. WAIVER OF JURY TRIAL.	9

Schedule I-  List of Applicable Lending Offices
Exhibit A-   Form of Assignment and Acceptance
Exhibit B-   Form of Designation Agreement
Exhibit C-1- Form of Opinion of General Counsel of the Borrower
Exhibit C-2  Form of Opinion of Special Panamanian Counsel to the Company
Exhibit D-   Form of Assumption Agreement
Exhibit E-1- Form of Borrowing Subsidiary Agreement
Exhibit E-2- Form of Borrowing Subsidiary Termination
Exhibit F-   Reserve Costs
Exhibit G-1- Form of Competitive Bid Request
Exhibit G-2- Form of Competitive Bid


REVOLVING CREDIT AGREEMENT

This Revolving Credit Agreement, dated as of
June 26, 2001, is made and entered into by and among CARNIVAL CORPORATION (the "Company"), a corporation organized and existing under the laws of The Republic of Panama ("Panama"), any additional Borrowers party hereto, THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), and each of the other banks or other institutions whose names may appear on the signature pages of this Agreement (each a "Bank" and, collectively, the "Banks") or, if applicable, in the Register for whom Chase, subject to Article VII of this Agreement, acts as Agent, and subject to Section
7.10 of this Credit Agreement, BANK OF AMERICA, N.A.
("Bank of America") acts as Syndication Agent and BNP
Paribas, Citibank, N.A. and UBM-Unicredit Banca
Mobiliare act as Co-Documentation Agents.
Capitalized terms not otherwise herein defined shall have the respective meanings set forth below in
Section 1.01.
PRELIMINARY STATEMENTS

(1) The Borrowers desire to borrow from the Lenders upon the terms and conditions set forth herein.
(2) The Lenders have agreed severally, but not jointly, each for the aggregate amount and in the percentage interest (as to each Lender, the "Percentage Interest") set forth opposite each Lender's name and signature, below, or if applicable, in any relevant amendment hereto, or, if applicable, in the Register, to provide credits upon the terms and conditions set forth herein.
(3) The Lenders have requested the Agent, and the Agent has agreed, to act on behalf of the Lenders in accordance with the terms and conditions set forth herein.
Now, therefore, the Borrowers, the Lenders and the Agent hereby agree among themselves as follows:


Definitions
Definitions.
  As used in this Agreement, each of the following terms shall have the respective meaning set forth below (such meanings, unless otherwise indicated, to apply to both the singular and plural forms of the terms defined):

"ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

"Adjusted LIBO Rate" means, with respect to any Eurocurrency Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/100 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.

"Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Agent.

"Affiliate" means, with respect to any Person, any other Person controlling, controlled by or under common control with, such Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to vote ten percent (10%) or more of the securities having voting power for the election of directors of such Person, or otherwise to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting securities or by contract or otherwise. With respect to any Lender, the term "Affiliate" shall be deemed to include (a) any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by such Lender or an Affiliate of such Lender and (b) in the case of any Lender that is a fund that invests in bank loans and similar extensions of credit, any other fund that invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

"Agent" shall mean The Chase Manhattan Bank, and any successor agent under this Agreement.

"Agreement" means this Agreement, as it may be amended, supplemented or otherwise modified from time to time.

"Alternate Base Rate" means, for any day, an interest rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

"Alternative Committed Currency" means British Pounds Sterling or Euro.

"Alternative Currency" means (a) any Alternative Committed Currency or Yen or (b) any other currency specified by the Company in a Competitive Bid Request relating to a proposed Competitive Borrowing if such currency is freely transferable and convertible into Dollars in the London market at the time and for which LIBO Rates may be determined at such time by reference to the Telerate screen as provided in the definition of "LIBO Rate".

"Alternative Currency Borrowing" means a Borrowing comprised of Alternative Currency Loans.

"Alternative Currency Equivalent" means, with respect to an amount in Dollars on any date in relation to a specified Alternative Currency, the amount of such specified Alternative Currency that may be purchased with such amount of Dollars at the Spot Exchange Rate with respect to such Alternative Currency on such date.

"Alternative Currency Loan" means any Loan denominated in an Alternative
Currency.

"Applicable Currency" has the meaning assigned to such term in Section 2.12.

"Applicable Percentage" means, with respect to any Lender, the percentage of the total Commitments represented by such Lender's Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

"Applicable Rate" means, for any day, with respect to any Eurocurrency Revolving Loan, or with respect to the facility fees payable hereunder, as the case may be, the applicable rate per annum set forth below under the caption "Eurocurrency Spread" or "Facility Fee Rate", as the case may be, based upon the ratings by Moody's and S&P, respectively, applicable on such date to the Index Debt:

Index Debt Ratings:  Ratings  Eurocurrency Spread  Facility Fee Rate
Category 1	           AA-/Aa3     0.140%             0.060%
Category 2           A+/A1       0.155%             0.070%
Category 3           A/A2        0.170%             0.080%
Category 4           A-/A3       0.200%             0.100%
Category 5	           BBB+/Baa1   0.375%             0.125%
Category 6	           BBB/Baa2    0.600%             0.150%
Category 7	           BBB-/Baa3   0.750%             0.250%
For purposes of the foregoing, (a) if either Moody's or S&P shall not have in effect a rating for the Index Debt (other than by reason of the circumstances referred to in the last sentence of this definition), then (i) Fitch, Inc. shall be substituted for such rating agency and (ii) if Fitch, Inc. shall not have in effect a rating for the Index Debt (other than by reason of the circumstances referred to in the last sentence of this definition), then such rating agency shall be deemed to have established a rating in Category 7; (b) if the ratings established or deemed to have been established by Moody's and S&P for the Index Debt shall fall within different Categories, the Applicable Rate shall be based on the higher of the two ratings unless one of the two ratings is two or more Categories lower than the other, in which case the Applicable Rate shall be determined by reference to the Category next below that of the higher of the two ratings; and (c) if the ratings established or deemed to have been established by Moody's and S&P (or, if applicable, Fitch, Inc.) for the Index Debt shall be changed (other than as a result of a change in the rating system of Moody's or S&P (or, if applicable, Fitch, Inc.)), such change shall be effective as of the date on which it is first announced by the applicable rating agency. Each change in the Applicable Rate shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody's, S&P (or, if applicable, Fitch, Inc.) shall change, or if any such applicable rating agency shall cease to be in the business of rating corporate debt obligations, the Borrowers and the Lenders shall negotiate in good faith to amend this definition to reflect such changed rating system or the unavailability of ratings from such rating agency and, pending the effectiveness of any such amendment, the Applicable Rate shall be determined by reference to the rating most recently in effect prior to such change or cessation.

"Assessment Rate" means, for any day, the annual assessment rate in effect on such day that is payable by a member of the Bank Insurance Fund classified as "well-capitalized" and within supervisory subgroup "B" (or a comparable successor risk classification) within the meaning of 12 C.F.R.
Part 327 (or any successor provision) to the Federal Deposit Insurance Corporation for insurance by such Corporation of time deposits made in dollars at the offices of such member in the United States; provided that if, as a result of any change in any law, rule or regulation, it is no longer possible to determine the Assessment Rate as aforesaid, then the Assessment Rate shall be such annual rate as shall be determined by the Agent to be representative of the cost of such insurance to the Lenders.

"Assigned Dollar Value" has the meaning assigned to such term in Section
2.21.

"Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an Eligible Assignee, and accepted by the Agent, in substantially the form of Exhibit A hereto.

"Assuming Bank" means, at any time, an Eligible Assignee not at such time a Lender hereunder pursuant to Section 2.22.

"Assumption Agreement" means an agreement in substantially the form of Exhibit D hereto by which an institution agrees to become a Lender party to this Agreement pursuant to Section 2.22 by agreeing to be bound by all obligations of a Lender hereunder.

"Availability Period" means the period from and including the Closing Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitments.

"Base CD Rate" means the sum of (a) the Three-Month Secondary CD Rate multiplied by the Statutory Reserve Rate plus (b) the Assessment Rate.

"Board" means the Board of Governors of the Federal Reserve System of the United States of America.

"Borrowers" means, at any time, the Company and any Borrowing Subsidiaries.

"Borrowing" means (a) Revolving Loans to the same Borrower of the same Type and in the same currency, made, converted or continued on the same date and, in the case of Eurocurrency Loans, as to which a single Interest Period is in effect and (b) a Competitive Loan or group of Competitive Loans to the same Borrower of the same Type and in the same currency made on the same date and as to which a single Interest Period is in effect.

"Borrowing Date" means any Business Day specified in a notice pursuant to
Section 2.02 or 2.04 as a date on which the relevant Borrower requests Loans to be made hereunder.

"Borrowing Request" means a request by any Borrower for a Revolving Borrowing in accordance with Section 2.03.

"Borrowing Subsidiaries" means any Subsidiaries that become Borrowers pursuant to Section 2.18, other than any such Borrowing Subsidiaries that have ceased to be Borrowers pursuant to Section 2.18.

"Borrowing Subsidiary Agreement" means a Borrowing Subsidiary Agreement substantially in the form of Exhibit E-1.

"Borrowing Subsidiary Termination" means a Borrowing Subsidiary Termination substantially in the form of Exhibit E-2.

"British Pounds Sterling" means lawful money of the United Kingdom.

"Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed, except that when used in connection with a Eurocurrency Loan or an Alternative Currency Loan, "Business Day" also shall exclude any day on which commercial banks in London, England are authorized or required by law to remain closed and if such reference relates to the date for payment or purchase of any sum denominated in (i) any Alternative Currency other than Euro, the principal financial center of the country of such Alternative Currency and (ii) Euro a day on which the Trans-European Automated Real-Time Gross Settlement Express Transfer System (TARGET) is open for settlement of payment in Euro.

"Capital Lease" means, with respect to any Person, any lease of any property (whether real, personal or mixed) by such Person as lessee that, in accordance with GAAP, either would be required to be classified and accounted for as a capital lease on a balance sheet of such Person or otherwise be disclosed as such in a note to such balance sheet, other than, in the case of the Company or a Subsidiary, any such lease under which the Company or such Subsidiary is the lessor.

"Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Lender (or, for purposes of Section 2.13(b) or 2.19, by any lending office of such Lender or by such Lender's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

"Class", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are Revolving Loans or Competitive Loans.

"Closing Date" means the day, but not later than June 30, 2001, on which the respective parties hereto shall have executed and delivered this Agreement.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Commitment" means, with respect to each Lender, the commitment of such Lender to make Revolving Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Credit Exposure hereunder, as such commitment may be (a) reduced from time to time pursuant to Section 2.07, (b) increased from time to time pursuant to
Section 2.22 and (c) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 7.09. The initial amount of each Lender's Commitment is set forth on the signature pages hereof, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Lenders' Commitments is $1,400,000,000.

"Commitment Date" has the meaning specified in Section 2.22.

"Commitment Increase" has the meaning specified in Section 2.22.

"Competitive Bid" means an offer by a Lender to make a Competitive Loan, substantially in the form of Exhibit G-2 or other form agreed to by the Agent and the applicable Borrower, in accordance with Section 2.04.

"Competitive Bid Rate" means, with respect to any Competitive Bid, the Margin or the Fixed Rate, as applicable, offered by the Lender making such Competitive Bid.

"Competitive Bid Request" means a request by any Borrower for Competitive Bids, substantially in the form of Exhibit G-1 or other form agreed to by the Agent and the applicable Borrower, in accordance with Section 2.04.

"Competitive Loan" means a Loan made pursuant to Section 2.04.

"Consolidated Cash Flow" means, in conformity with GAAP, net cash from operations, as shown in the consolidated statements of cash flows of the Company and its Subsidiaries.

"Currency Equivalent" means the Dollar Equivalent or the Alternative Currency Equivalent, as the case may be, of the Applicable Currency.

"Default" means any event or condition that, with the giving of notice, the lapse of time or both, would become an Event of Default.

"Denomination Date" means, in relation to any Alternative Currency Borrowing, the date that is three Business Days before the date such Borrowing is made.

"Designated Bidder" means (i) an Eligible Assignee or (ii) a special purpose corporation which is engaged in making, purchasing or otherwise investing in commercial loans in the ordinary course of its business and that issues (or the parent of which issues) commercial paper rated at least "Prime-1" by Moody's Investors Services, Inc. or "A-1" by Standard & Poor's Ratings Services or a comparable rating from the successor of either of them, that, in either case, (x) is organized under the laws of the United States or any State thereof, (y) shall have become a party hereto pursuant to Section 7.09(d), (e), (f) and (z) is not otherwise a Lender.

"Designation Agreement" means a designation agreement entered into by a Lender (other than a Designated Bidder) and a Designated Bidder, and accepted by the Agent, in substantially the form of Exhibit B hereto.

"Dollar Equivalent" means, with respect to an amount of any Alternative Currency on any date, the amount of Dollars that may be purchased with such amount of the Alternative Currency at the Spot Exchange Rate with respect to the Alternative Currency on such date.

"Dollars" or "$" refers to lawful money of the United States of America.

"Domestic Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name on
Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender, or such other office of such Lender as such Lender may from time to time specify to the Company and the Agent.

"Eligible Assignee" means (i) a commercial bank, savings and loan institution, insurance company or financial institution organized under the laws of the United States, or any State thereof, which bank, insurance company or financial institution has both assets in excess of One Billion Dollars ($1,000,000,000) and combined capital and surplus in excess of One Hundred Million Dollars ($100,000,000), (ii) a commercial bank organized under the laws of any other country which is a member of the OECD or has concluded special lending arrangements with the International Monetary Fund associated with its General Arrangements to Borrow, or a political subdivision of any such country, which bank has a combined capital and surplus (or the equivalent thereof under the accounting principles applicable thereto) in excess of One Hundred Million Dollars ($100,000,000), provided that such bank is acting through a branch or agency located in the United States, the Cayman Islands or the country in which it is organized or another country which is also a member of the OECD or has concluded special lending arrangements with the International Monetary Fund associated with its General Arrangements to Borrow, (iii) the central bank of any country which is a member of the OECD or (iv) a finance company, insurance company or other financial institution or a fund which is engaged in making, purchasing or otherwise investing in commercial loans in the ordinary course of its business, has both total assets in excess of One Billion Dollars ($1,000,000,000) and combined capital and surplus in excess of $100,000,000, is doing business in the United States and is organized under the laws of the United States, or any State thereof, or under the laws of any member country of the OECD.

"EMU Legislation" means the legislative measures of the European Union for the introduction of, changeover to or operation of the Euro in one or more member states.

"Environmental Laws" means all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.

"Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of any Borrower or its subsidiaries directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

"ERISA Affiliate" means with respect to any Person, any trade or business (whether or not incorporated) which is a member of a group of which such Person is a member and which is under common control with such Person within the meaning of Section 414 of the Code, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

"Euro" or "?" means the single currency of the European Union as constituted by the Treaty on European Union and as referred to in the EMU Legislation.

"Eurocurrency", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate (or, in the case of a Competitive Loan, the LIBO Rate).

"Eurocurrency Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Eurocurrency Lending Office" opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Company and the Agent.

"Event of Default" means any of the events specified as such in Section 6.01 of this Agreement.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Excluded Assets" means any assets sold or otherwise disposed of by a Person, provided such Person, directly or indirectly, has the right to possession or use of such assets notwithstanding such transfer or other disposition.

"Excluded Indebtedness" means any Indebtedness, including Indebtedness pursuant to a U.S. leveraged lease financing including a U.S. lease to service contract under Section 7701(e) of the Code, the payment of which is provided for by the deposit of cash, cash equivalents or letters of credit with one or more investment-grade banks or other financial institutions acting as payment undertaker, irrespective whether any such arrangement constitutes a defeasance under GAAP.

"Excluded Taxes" means, with respect to the Agent, any Lender or any other recipient of any payment to be made by or on account of any obligation of any Borrower hereunder, (a) income, franchise or other similar taxes imposed on, based on or measured by or with respect to its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located,
(b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction described in clause (a) above,
(c) in the case of a Foreign Lender (other than an assignee pursuant to a request by any Borrower under Section 2.17(b)), any withholding tax that (i) is in effect and would apply to amounts payable to such Foreign Lender, at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office), by a Borrower previously designated hereunder, except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of such designation of a new lending office (or such assignment), to receive additional amounts from the Borrowers with respect to any withholding tax pursuant to Section 2.15(a), or (ii) is attributable to such Foreign Lender's failure to comply with
Section 2.15(e), (d) any withholding tax that is attributable to such Lender's failure to comply with Section 2.15(e), except, in the case of clause (c) above, to the extent that (i) such Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from any Borrower with respect to any withholding tax pursuant to Section 2.15, or (ii) such withholding tax shall have resulted from the making of any payment to a location other than the office designated by the Agent or such Lender for the receipt of payments of the applicable type and (e) any tax imposed by a jurisdiction to the extent such tax is attributable to a connection between such jurisdiction and the Agent, such Lender or such other recipient, as the case may be, other than a connection arising from the transactions contemplated by this Agreement.

"Federal Funds Effective Rate" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

"Fixed Rate" means, with respect to any Competitive Loan (other than a Eurocurrency Competitive Loan), the fixed rate of interest per annum specified by the Lender making such Competitive Loan in its related Competitive Bid.

"Fixed Rate Loan" means a Competitive Loan bearing interest at a Fixed Rate.

"Foreign Lender" means, with respect to any Borrower, any Lender that is organized under the laws of a jurisdiction other than that in which such Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

"GAAP" means at any time generally accepted accounting principles in the United States of America.

"Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

"Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

"Incorporation Jurisdictions" mean the respective jurisdictions of incorporation or legal organization of the Company and each of its Subsidiaries.

"Increase Date" has the meaning specified in Section 2.22.

"Increasing Lender" has the meaning specified in Section 2.22.

"Indebtedness" means (a) any liability of any Person (i) for borrowed money, or under any reimbursement obligation related to a letter of credit or bid or performance bond facility, or (ii) evidenced by a bond, note, debenture or other evidence of indebtedness (including a purchase money obligation) representing extensions of credit or given in connection with the acquisition of any business, property, service or asset of any kind, including without limitation, any liability under any commodity, interest rate or currency exchange hedge or swap agreement (other than a trade payable, other current liability arising in the ordinary course of business or commodity, interest rate or currency exchange hedge or swap agreement arising in the ordinary course of business) or (iii) for obligations with respect to (A) an operating lease, or (B) a lease of real or personal property that is or would be classified and accounted for as a Capital Lease; (b) any liability of others either for any lease, dividend or letter of credit, or for any obligation described in the preceding clause (a) that
(i) the Person has guaranteed or that is otherwise its legal liability (whether contingent or otherwise or direct or indirect, but excluding endorsements of negotiable instruments for deposit or collection in the ordinary course of business) or (ii) is secured by any Lien on any property or asset owned or held by that Person, regardless whether the obligation secured thereby shall have been assumed by or is a personal liability of that Person; and (c) any amendment, supplement, modification, deferral, renewal, extension or refunding of any liability of the types referred to in clauses (a) and (b), above; provided, however, that "Indebtedness" shall not include Excluded Indebtedness.

"Indemnified Taxes" means Taxes other than Excluded Taxes.

"Index Debt" means senior, unsecured, long-term indebtedness for borrowed money of the Company that is not guaranteed by any other Person or subject to any other credit enhancement.

"Insufficiency" means, with respect to any Plan, the amount, if any, by which the present value of the vested benefits under such Plan exceeds the fair market value of the assets of such Plan allocable to such benefits.

"Interest Election Request" means a request by any Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.06.

"Interest Payment Date" means (a) with respect to any ABR Loan, the last day of each March, June, September and December, (b) with respect to any Eurocurrency Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurocurrency Borrowing with an Interest Period of more than three months' duration, each day that occurs at intervals of three months' duration after the first day of such Interest Period and (c) with respect to any Fixed Rate Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Fixed Rate Borrowing with an Interest Period of more than 90 days' duration (unless otherwise specified in the applicable Competitive Bid Request), each day prior to the last day of such Interest Period that occurs at intervals of 90 days' duration after the first day of such Interest Period, and any other dates that are specified in the applicable Competitive Bid Request as Interest Payment Dates with respect to such Borrowing.

"Interest Period" means (a) with respect to any Eurocurrency Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the applicable Borrower may elect, and (b) with respect to any Fixed Rate Borrowing, the period (which shall not be less than seven days or more than 180 days) commencing on the date of such Borrowing and ending on the date specified in the applicable Competitive Bid Request; provided, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurocurrency Borrowing only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (ii) any Interest Period pertaining to a Eurocurrency Borrowing that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and, in the case of a Revolving Borrowing, thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

"Lenders" means the Banks listed on the signature pages hereof, each Eligible Assignee that shall become a party hereto pursuant to Section 7.09(a), (b) and (c) or Section 2.22 and, except when used in reference to a Revolving Loan, a Borrowing with respect to a Revolving Loan, a Commitment, the Maturity Date or a related term, each Designated Bidder.

"Lending Office" means the International Banking Facility of the Agent in New York City, or any other office or affiliate of the Agent hereafter selected and notified to the Borrower from time to time by the Agent.

"LIBO Rate" means, with respect to any Eurocurrency Borrowing for any Interest Period, the rate per annum determined by reference to the British Bankers' Association Interest Settlement Rates for deposits with a maturity comparable to such Interest Period denominated in the currency in which such Eurocurrency Borrowing is denominated as reflected on the applicable Telerate Screen (or on any successor or substitute page of the Telerate Service, or any successor to or substitute for the Telerate Service, providing rate quotations comparable to those currently provided on such Service, as determined by the Agent from time to time or purposes of providing quotations of interest rates applicable to deposits in the currency in which such Borrowing is denominated) at approximately 11:00 a.m., London time, on the Quotation Day for the currency in which such Borrowing is denominated. In the event that such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurocurrency Borrowing for such Interest Period shall be the average of the rates at which dollar deposits of $5,000,000 (or in the case of Eurocurrency Borrowings denominated in an Alternative Currency, deposits with a Dollar Equivalent of $5,000,000) and for a maturity comparable to such Interest Period are offered by the principal London office of each of the Reference Lenders in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, on the Quotation Day for the currency in which such Borrowing is denominated prior to the commencement of such Interest Period. In the event the LIBO Rate is determined as set forth in the next preceding sentence, the LIBO Rate shall be determined by the Agent on the basis of the applicable rates furnished to and received by the Agent from the Reference Lenders on the applicable Quotation Day.

"Lien" means any lien, charge, easement, claim, mortgage, Option, pledge, right of first refusal, right of usufruct, security interest, servitude, transfer restriction or other encumbrance or any restriction or limitation of any kind (including, without limitation, any adverse claim to title, conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any security interest).

"Loan" means any loan made by a Lender to a Borrower pursuant to this Agreement.

"Loan Documents" mean this Agreement, any Borrowing Subsidiary Agreement and any Borrowing Termination Agreement.

"Local Time" means (a) with respect to any Loan or Borrowing denominated in Dollars, New York City time and (b) with respect to any Loan or Borrowing denominated in any Alternative Currency, London time (or such other time as the Agent may designate in respect of the applicable currency).

"Margin" means, with respect to any Competitive Loan bearing interest at a rate based on the LIBO Rate, the marginal rate of interest, if any, to be added to or subtracted from the LIBO Rate to determine the rate of interest applicable to such Loan, as specified by the Lender making such Loan in its related Competitive Bid.

"Material Adverse Effect" means a material adverse effect on (a) the business, assets, operations, prospects or condition, financial or otherwise, of the Company and the Subsidiaries taken as a whole or (b) the ability of the Company and its Subsidiaries taken as a whole to perform any of its obligations under this Agreement.

"Material Subsidiary" means (a) each Borrowing Subsidiary and (b) any Subsidiary which at the time of any determination thereof has Tangible Net Worth equal to or exceeding $75,000,000.

"Maturity Date" means June 26, 2006.

"Moody's" means Moody's Investors Service, Inc.

"Multiemployer Plan" means a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which a Person or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding three plan years made or accrued an obligation to make contributions.

"Multiple Employer Plan" means an employee benefit plan, other than a Multiemployer Plan, subject to Title IV of ERISA to which a Person or any ERISA Affiliate, and more than one employer other than such Person or ERISA Affiliate, is making or accruing an obligation to make contributions or, in the event that any such plan has been terminated, to which the Person or any ERISA Affiliate made or accrued an obligation to make contributions during any of the five plan years preceding the date of termination of such plan.

"OECD" means the Organization for Economic Cooperation and Development.

"Obligations" mean all obligations, including but not limited to, all principal, interest, fees, expenses and other obligations set forth in
Article II and Section 9.04 hereof, of every nature of any Borrower from time to time owed to the Agent, any of the Lenders, or all of them, under any of the Loan Documents.

"Option" means (1) any right to buy or sell specific property in exchange for an agreed upon sum, (2) any right to receive funds, the amount of which is determined by reference to the value of capital stock or the purchase price thereof, (3) any right of the type or kind referred to as a "phantom stock right," and (4) any other right commonly known or referred to as an "option."

"Other Taxes" means any and all present or future recording, stamp, documentary, excise, transfer, sales, property or similar taxes, charges or levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement other than (1) Excluded Taxes, (2) any Taxes required to be paid solely as a result of the execution or delivery of an instrument effecting an assignment, designation or participation contemplated in Section 7.09(a),
(d) or (h) (excluding any designation or assignment initiated pursuant to Section 2.17), and (3) any stamp, documentary, property or similar tax imposed by the State of Florida solely as a result of the Agent or any Lender bringing this Agreement or any promissory note executed pursuant to
Section 2.08(e) into the State of Florida other than for the purpose of enforcement of any of the rights of any Agent or any Lender after the occurrence and during the continuance of an Event of Default.

"PBGC" means the Pension Benefit Guaranty Corporation, or any entity or entities succeeding to any or all its functions under ERISA.

"Percentage Interest" shall have the meaning set forth in Preliminary Statement (2) of this Agreement.

"Person" means any individual, corporation, partnership, business trust, joint venture, association, joint stock company, trust or other unincorporated organization, whether or not a legal entity, or any government or agency or political subdivision thereof.

"Plan" means, at any time, any employee pension benefit plan maintained by a Person, any of its subsidiaries, or any ERISA Affiliate of such Person or its subsidiaries, which employee pension benefit plan is covered by Title IV of ERISA or is subject to the minimum funding standards of the Code.

"Prime Rate" means the rate of interest per annum publicly announced from time to time by The Chase Manhattan Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

"Quotation Day" in respect of the determination of the LIBO Rate for any Interest Period (a) for any Eurocurrency Borrowing in Dollars or any Alternative Currency (other than British Pounds Sterling), means the day on which quotations would ordinarily be given by prime banks in the London interbank market for deposits in the currency in which such Borrowing is denominated for delivery on the first day of such Interest Period; provided, that if quotations would ordinarily be given on more than one date, the Quotation Day for such Interest Period shall be the last of such dates and
(b) for any Eurocurrency Borrowing denominated in British Pounds Sterling, means the first day of such Interest Period.

"Reference Lender" means any of, and "Reference Lenders" means all of, Chase, Bank of America and Citibank, N.A.

"Register" shall have the meaning set forth in Section 7.09(g) of this Agreement.

"Required Lenders" means, at any time, Lenders having Revolving Credit Exposures and unused Commitments representing more than 50% of the sum of the total Revolving Credit Exposures and unused Commitments at such time; provided that, for purposes of declaring the Loans to be due and payable pursuant to Article VI, and for all purposes after the Loans become due and payable pursuant to Article VI or the Commitments expire or terminate, the outstanding Competitive Loans of the Lenders shall be included in their respective Revolving Credit Exposures in determining the Required Lenders.

"Revaluation Date" means, with respect to an Alternative Currency Borrowing,
(a) the last day of each Interest Period with respect to such Borrowing (and if such Interest Period has a duration of more than three months, each day prior to the last day of such Interest Period that occurs at intervals of three months duration after the first day of such Interest Period and (b) any Business Day requested by the Company upon at least four Business Days' notice; provided that such requests by the Company, when added to requests pursuant to clause (a) hereof, shall not be made more than twice in any calendar month).

"Revolving Credit Exposure" means, with respect to any Lender at any time, the sum of (a) the outstanding principal amount of such Lender's Revolving Loans denominated in Dollars plus (b) the Assigned Dollar Value at such time of the outstanding principal amount of such Lender's Revolving Loans denominated in Alternative Committed Currencies.

"Revolving Loan" means a Loan made pursuant to Section 2.03.

"S&P" means Standard & Poor's.

"Solvent" means with respect to any Person on a particular date, that on such date (i) the fair market value of the assets of such Person is greater than the total amount of liabilities (including the present or expected value of contingent liabilities) of such Person, (ii) the present fair salable value of the assets of such Person is greater than the amount that will be required to pay the probable liabilities of such Person for its debts as they become absolute and matured, (iii) such Person is able to realize upon its assets and pay its debts and other liabilities, including contingent obligations, as they mature, (iv) such Person does not have unreasonably small capital and (v) such Person does not intend to or believe it will incur debts beyond its ability to pay as they mature.

"Spot Exchange Rate" means, on any day, (a) with respect to any Alternative Currency in relation to Dollars, the spot rate at which Dollars are offered on such day for such Alternative Currency which appears on page FX of the Reuters Screen at approximately 3:00 p.m., London time (and if such spot rate is not available on the applicable page of the Reuters Screen, such spot rate as quoted by Chase Manhattan International Limited at approximately 3:00 p.m., London time), and (b) with respect to Dollars in relation to any specified Alternative Currency, the spot rate at which such specified Alternative Currency is offered on such day for Dollars which appears on page FX of the Reuters Screen at approximately 3:00 p.m., London time (and if such spot rate is not available on the applicable page of the Reuters Screen, such spot rate as quoted by Chase Manhattan International Limited at approximately 3:00 p.m., London time). For purposes of determining the Spot Exchange Rate in connection with an Alternative Currency Borrowing, such Spot Exchange Rate shall be determined as of the Denomination Date for such Borrowing with respect to transactions in the applicable Alternative Currency that will settle on the date of such Borrowing.

"Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Agent is subject (a) with respect to the Base CD Rate, for new negotiable nonpersonal time deposits in Dollars of over $100,000 with maturities approximately equal to three months, and (b) with respect to the Adjusted LIBO Rate, for Eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurocurrency Loans shall be deemed to constitute Eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

"subsidiary" means, with respect to any Person, any corporation, association, partnership or other business entity of which a majority of the voting power entitled to vote in the election of directors, managers or trustees thereof is at the time owned, directly or indirectly, by such Person or by one or more other subsidiaries, or by such Person and one or more other subsidiaries, or a combination thereof.

"Subsidiary" means any subsidiary of the Company.

"Tangible Net Worth" means for any Person at any time (a) the sum without duplication, to the extent shown on such Person's balance sheet, of (i) the amount of issued and outstanding share capital, but less the cost of treasury shares, plus (ii) the amount paid in capital and retained earnings, less (b) intangible assets as determined in accordance with GAAP (excluding, for the avoidance of doubt, equity method goodwill).

"Taxes" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

"Termination Event" means (i) a "reportable event," as such term is described in Section 4043 of ERISA (other than a "reportable event" not subject to the provision for 30 day notice to the PBGC), or an event described in Section 4068(f) of ERISA, or (ii) the withdrawal of the Borrower or any ERISA Affiliate from a Multiple Employer Plan during a plan year in which it was a "substantial employer," as such term is defined in
Section 4001(a)(2) of ERISA, or the incurrence of liability by the Borrower or any ERISA Affiliate under Section 4064 of ERISA upon the termination of a Multiple Employer Plan, or (iii) the filing of a notice of intent to terminate a Plan or the treatment of a Plan amendment as a termination under
Section 4041A of ERISA, or (iv) the institution of proceedings to terminate a Plan by the PBGC under Section 4042 of ERISA, or (v) any other event or condition which might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan.

"Three-Month Secondary CD Rate" means, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day is not a Business Day, the next preceding Business
Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day) or, if such rate is not so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day is not a Business Day, on the next preceding Business Day) by the Agent from three negotiable certificate of deposit dealers of recognized standing selected by it.
"Total Capital" means the sum of the Total Debt and Tangible Net Worth of the Company and its Subsidiaries.

"Total Credit Exposure" means, at any time, the sum of (a) the aggregate principal amount at such time of all outstanding Loans denominated in Dollars, plus (b) the Assigned Dollar Value at such time of the aggregate principal amount of all outstanding Alternative Currency Loans.

"Total Debt" means, at a particular date, the sum of (y) all amounts which would, in accordance with GAAP, constitute short term debt and long term debt of the Company and its Subsidiaries as of such date and (z) the amount of any Indebtedness outstanding on such date and not included in the amounts specified in clause (y), singly or in the aggregate, in excess of Fifty Million Dollars ($50,000,000), of any Person other than the Company or any of its Subsidiaries, which Indebtedness (i) has been and remains guaranteed on such date by the Company or any of its Subsidiaries or is otherwise the legal liability of the Company or any of its Subsidiaries (whether contingent or otherwise or direct or indirect, but excluding endorsements of negotiable instruments for deposit or collection in the ordinary course of business), or (ii) is secured by any Lien on any property or asset owned or held by the Company or any of its Subsidiaries, regardless of whether the obligation secured thereby shall have been assumed or is a personal liability of the Company or any of its Subsidiaries; provided that "Total Debt" shall not include (a) any Excluded Indebtedness or (b) Indebtedness pursuant to any commodity, interest rate or currency exchange hedge or swap agreement.

"Transaction" means the extension of credit contemplated by the Loan
Documents.

"Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate, the Alternate Base Rate or, in the case of a Competitive Loan or Borrowing, the LIBO Rate or a Fixed Rate.

"Withdrawal Liability" shall have the meaning given such term under Part I of Subtitle E of Title IV of ERISA.

"Yen" or "Y" means the lawful money of Japan.


SECTION 1.02. Governing Language.
  All documents, notices and demands and financial statements to be delivered by any Person to the Agent or any Lender pursuant to this Agreement shall be in the English language.

SECTION 1.03. Computation of Time Periods.
  In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and each of the words "to" and "until" means "to but excluding".

SECTION 1.04. Classification of Loans and Borrowings.
  For purposes of this Agreement, Loans may be classified and referred to by Class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurocurrency Loan") or by Class and Type (e.g., a "Eurocurrency Revolving Loan"). Borrowings also may be classified and referred to by Class (e.g., a "Revolving Borrowing") or by Type (e.g., a "Eurocurrency Borrowing") or by Class and Type (e.g., a "Eurocurrency Revolving Borrowing").

SECTION 1.05. Terms Generally.
  The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder" and words of similar import shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

SECTION 1.06. Accounting Terms; GAAP.
  Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Company notifies the Agent that the Company requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Agent notifies the Company that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.


The Credits

SECTION 2.01. Commitments.
  Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans in Dollars or in any Alternative Committed Currency to any Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in (a) such Lender's Revolving Credit Exposure exceeding such Lender's Commitment, (b) the Total Credit Exposure exceeding the total Commitments or (c) the aggregate principal amount of outstanding Revolving Loans denominated in any single Alternative Committed Currency exceeding $750,000,000 (based on Assigned Dollar Values). Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrowers may borrow, prepay and reborrow Revolving Loans.

SECTION 2.02. Loans and Borrowings.
     Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans made by the Lenders ratably in accordance with their respective Commitments. Each Competitive Loan shall be made in accordance with the procedures set forth in Section 2.04. The failure of any Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder; provided that the Commitments and Competitive Bids of the Lenders are several and no Lender shall be responsible for any other Lender's failure to make Loans as required.

Subject to Section 2.12, (i) each Revolving Borrowing shall be comprised entirely of ABR Loans or Eurocurrency Loans as the applicable Borrower may request in accordance herewith (except that a Revolving Borrowing denominated in an Alternative Committed Currency must be comprised entirely of Eurocurrency Loans), and (ii) each Competitive Borrowing shall be comprised entirely of Eurocurrency Loans or Fixed Rate Loans as the applicable Borrower may request in accordance herewith. Each Lender at its option may make any Eurocurrency Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the applicable Borrower to repay such Loan in accordance with the terms of this Agreement.


At the commencement of each Interest Period for any Eurocurrency Revolving Borrowing, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $10,000,000. At the time that each ABR Revolving Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $10,000,000; provided that an ABR Revolving Borrowing may be in an aggregate amount that is equal to the entire unused balance of the total Commitments. Each Competitive Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $10,000,000. Subject to Section 2.12, Loans made pursuant to any Alternative Currency Borrowing shall be made in the Alternative Currency specified in the applicable Borrowing Request or Competitive Bid Request in an aggregate amount equal to the Alternative Currency Equivalent of the Dollar amount specified in such Borrowing Request or, in the case of a Competitive Borrowing, the Dollar amount accepted pursuant to Section 2.04 (in each case as determined by the Agent based upon the applicable Spot Exchange Rate as of the Denomination Date for such Borrowing (which determination shall be conclusive absent manifest error)); provided, that for purposes of the borrowing amounts specified above, each Alternative Currency Borrowing shall be deemed to be in a principal amount equal to its Assigned Dollar Value. Borrowings of more than one Type and Class may be outstanding at the same time; provided that there shall not at any time be more than a total of six Eurocurrency Revolving Borrowings outstanding.

Notwithstanding any other provision of this Agreement, the Borrowers shall not be entitled to request, or to elect to convert or continue any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

SECTION 2.03. Requests for Revolving Borrowings.
  To request a Revolving Borrowing, the applicable Borrower shall notify the Agent of such request by telephone (a) in the case of a Eurocurrency Borrowing denominated in Dollars, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Borrowing, (b) in the case of a Eurocurrency Borrowing denominated in an Alternative Committed Currency, not later than 11:00 a.m., New York City time three Business Days before the date of the proposed Borrowing or (c) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Agent of a written Borrowing Request in a form approved by the Agent and signed by the applicable Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with
Section 2.02:

the aggregate amount (expressed in Dollars) and currency (which must be Dollars or an Alternative Committed Currency) of the requested Borrowing;

the requested Borrowing Date, which shall be a Business Day;

whether such Borrowing is to be an ABR Borrowing or a Eurocurrency
Borrowing;

in the case of a Eurocurrency Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period";

the location and number of the applicable Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.05; and

the identity of the Borrower in respect of such Borrowing.

If no election as to the Type of Revolving Borrowing is specified, then the requested Revolving Borrowing shall be an ABR Borrowing (if denominated in Dollars) or a Eurocurrency Borrowing (if denominated in an Alternative Committed Currency). If no election as to the currency of the requested Revolving Borrowing is specified, then the requested Revolving Borrowing shall be denominated in Dollars. If no Interest Period is specified with respect to any requested Eurocurrency Revolving Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. If no election as to the identity of the Borrower is specified, then the requested Revolving Borrowing shall be made by the Company. Promptly following receipt of a Borrowing Request in accordance with this Section, the Agent shall advise each Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.

SECTION 2.04. Competitive Bid Procedure.
     Subject to the terms and conditions set forth herein, from time to time during the Availability Period the Borrowers may request Competitive Bids and may (but shall not have any obligation to) accept Competitive Bids and borrow Competitive Loans denominated in Dollars or any Alternative Currency; provided that the Total Credit Exposure at any time shall not exceed the total Commitments. To request Competitive Bids, the applicable Borrower shall notify the Agent of such request by telephone, (i) in the case of a Eurocurrency Borrowing denominated in Dollars, not later than 11:00 a.m., New York City time, four Business Days before the date of the proposed Borrowing, (ii) in the case of a Eurocurrency Borrowing denominated in any Alternative Currency, not later than 11:00 a.m., New York City time, four Business Days before the date of the proposed Borrowing and (iii) in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York City time, one Business Day before the date of the proposed Borrowing; provided that the applicable Borrower may submit not more than one Competitive Bid Request on the same day. Each such telephonic Competitive Bid Request shall be confirmed promptly by hand delivery or telecopy to the Agent of a written Competitive Bid Request in a form approved by the Agent and signed by the applicable Borrower. Each such telephonic and written Competitive Bid Request shall specify the following information in compliance with Section 2.02:

the aggregate amount (expressed in Dollars) and currency of the requested Borrowing;

the requested Borrowing Date, which shall be a Business Day;

whether such Borrowing is to be a Eurocurrency Borrowing or a Fixed Rate Borrowing;

the Interest Period to be applicable to such Borrowing, which shall be a period contemplated by the definition of the term "Interest Period";

the location and number of the applicable Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.05; and

the identity of the Borrower in respect of such Borrowing.

Promptly following receipt of a Competitive Bid Request in accordance with this Section, the Agent shall notify the Lenders of the details thereof by telecopy, inviting the Lenders to submit Competitive Bids.

Each Lender may (but shall not have any obligation to) make one or more Competitive Bids to the applicable Borrower in response to a Competitive Bid Request. Each Competitive Bid by a Lender must be in a form approved by the Agent and must be received by the Agent by telecopy, (i) in the case of a Eurocurrency Competitive Borrowing denominated in Dollars, not later than 9:30 a.m., New York City time, three Business Days before the proposed date of such Competitive Borrowing, (ii) in the case of a Eurocurrency Competitive Borrowing denominated in any Alternative Currency, not later than 9:30 a.m., New York City time, three Business Days before the proposed date of such Competitive Borrowing and (iii) in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the proposed date of such Competitive Borrowing. Competitive Bids that do not conform substantially to the form approved by the Agent may be rejected by the Agent, and the Agent shall notify the applicable Lender as promptly as practicable. Each Competitive Bid shall specify (i) the principal amount (expressed in Dollars) and currency (which shall be a minimum of $5,000,000 and an integral multiple of $1,000,000 and which may equal the entire principal amount of the Competitive Borrowing requested by the applicable Borrower) (which amount may exceed such Lender's Commitment) of the Competitive Loan or Loans that the Lender is willing to make, (ii) the Competitive Bid Rate or Rates at which the Lender is prepared to make such Loan or Loans (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) and (iii) the Interest Period applicable to each such Loan and the last day thereof.

The Agent shall promptly notify the applicable Borrower by telecopy of the Competitive Bid Rate and the principal amount specified in each Competitive Bid and the identity of the Lender that shall have made such Competitive Bid.

Subject only to the provisions of this paragraph, the applicable Borrower may accept or reject any Competitive Bid. Such Borrower shall notify the Agent by telephone, confirmed by telecopy in a form approved by the Agent, whether and to what extent it has decided to accept or reject each Competitive Bid, (i) in the case of a Eurocurrency Competitive Borrowing denominated in Dollars, not later than 10:30 a.m., New York City time, three Business Days before the date of the proposed Competitive Borrowing, (ii) in the case of a Eurocurrency Competitive Borrowing denominated in an Alternative Currency, not later than 10:30 a.m., New York City time, three Business Days before the date of the proposed Competitive Borrowing and
(iii) in the case of a Fixed Rate Borrowing, not later than 10:30 a.m., New York City time, on the proposed date of the Competitive Borrowing; provided that (i) the failure of such Borrower to give such notice shall be deemed to be a rejection of each Competitive Bid, (ii) such Borrower shall not accept a Competitive Bid made at a particular Competitive Bid Rate if such Borrower rejects a Competitive Bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by such Borrower shall not exceed the aggregate amount of the requested Competitive Borrowing specified in the related Competitive Bid Request, (iv) to the extent necessary to comply with clause (iii) above, such Borrower may accept Competitive Bids at the same Competitive Bid Rate in part, which acceptance, in the case of multiple Competitive Bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such Competitive Bid, and (v) except pursuant to clause (iv) above, no Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount (expressed in Dollars) of $5,000,000 and an integral multiple of $1,000,000; provided further that if a Competitive Loan must be in an amount (expressed in Dollars) less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum amount (expressed in Dollars) of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple Competitive Bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner determined by such Borrower. A notice given by such Borrower pursuant to this paragraph shall be irrevocable.

The Agent shall promptly notify each bidding Lender by telecopy whether or not its Competitive Bid has been accepted (and, if so, the amount and Competitive Bid Rate so accepted), and each successful bidder will thereupon become bound, subject to the terms and conditions hereof, to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

If the Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such Competitive Bid directly to the applicable Borrower at least one quarter of an hour earlier than the time by which the other Lenders are required to submit their Competitive Bids to the Agent pursuant to paragraph (b) of this Section.

SECTION 2.05. Funding of Borrowings.

    Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 12:00 noon, New York City time (or time of such other city designated by the Agent), to the account of the Agent most recently designated by it for such purpose by notice to the Lenders. The Agent will make such Loans available to the applicable Borrower by promptly crediting the amounts so received, in like funds, to an account designated by such Borrower.

Unless the Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Agent such Lender's share of such Borrowing, the Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the applicable Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Agent, then the applicable Lender and the applicable Borrower severally agree to pay to the Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to such Borrower to but excluding the date of payment to the Agent, at (i) in the case of such Lender, the greater of (A)(1) the Federal Funds Effective Rate in the case of Loans denominated in Dollars and (2) the rate reasonably determined by the Agent to be the cost to it of funding such amount, in the case of Loans denominated in any other currency, and (B) a rate determined by the Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of such Borrower, the interest rate applicable to ABR Loans. If such Lender pays such amount to the Agent, then such amount shall constitute such Lender's Loan included in such Borrowing. If such Borrower pays such amount to the Agent, such Lender agrees to reimburse such Borrower for any amount in excess of the amount of interest such Borrower would have owed without giving effect to the provisions of this Section.

SECTION 2.06. Interest Elections.
     Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurocurrency Revolving Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the applicable Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurocurrency Revolving Borrowing, may elect Interest Periods therefor, all as provided in this Section. The applicable Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section shall not apply to Competitive Borrowings, which may not be converted or continued.

To make an election pursuant to this Section, the applicable Borrower shall notify the Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if such Borrower were requesting a Revolving Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Agent of a written Interest Election Request in a form approved by the Agent and signed by such Borrower. Notwithstanding any other provision of this Section, no Borrower shall be permitted to (i) change the currency of any Borrowing or (ii) convert any Alternative Currency Borrowing to an ABR Borrowing.

Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Borrowing);

the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

if the Borrowing is denominated in Dollars, whether the resulting Borrowing is to be an ABR Borrowing or a Eurocurrency Borrowing; and

if the resulting Borrowing is a Eurocurrency Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Eurocurrency Borrowing but does not specify an Interest Period, then the applicable Borrower shall be deemed to have selected an Interest Period of one month's duration.

Promptly following receipt of an Interest Election Request, the Agent shall advise each Lender of the details thereof and of such Lender's portion of each resulting Borrowing.

If the applicable Borrower fails to deliver a timely Interest Election Request with respect to a Eurocurrency Revolving Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period such Borrowing shall (i) in the case of a Borrowing denominated in Dollars, be converted to an ABR Borrowing or (ii) in the case of a Borrowing denominated in an Alternative Committed Currency, be continued as a Eurocurrency Revolving Borrowing with an Interest Period of one month's duration. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Agent, at the request of the Required Lenders, so notifies the applicable Borrower, then, so long as an Event of Default is continuing (i) no outstanding Revolving Borrowing denominated in Dollars may be converted to or continued as a Eurocurrency Borrowing, (ii) unless repaid, each Eurocurrency Revolving Borrowing denominated in Dollars shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto and (iii) any Borrowing denominated in any Alternative Committed Currency shall be continued as a Eurocurrency Revolving Borrowing with an Interest Period of one month's duration at the end of the Interest Period applicable thereto.

SECTION 2.07. Termination and Reduction of Commitments.
     Unless previously terminated, the Commitments shall terminate on the Maturity Date.

The Company may at any time terminate, or from time to time reduce, the Commitments; provided that (i) each reduction of the Commitments shall be in an amount that is an integral multiple of $1,000,000 and not less than $10,000,000 and (ii) the Company shall not terminate or reduce the Commitments if, after giving effect to any concurrent prepayment of the Loans in accordance with Section 2.07, the Total Credit Exposure would exceed the total Commitments.

The Company shall notify the Agent of any election to terminate or reduce the Commitments under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Company pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitments delivered by the Company may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Company (by notice to the Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Commitments shall be made ratably among the Lenders in accordance with their respective Commitments.

SECTION 2.08. Repayment of Loans; Evidence of Debt.
     Each Borrower hereby unconditionally promises to pay (i) to the Agent for the account of each Lender the then unpaid principal amount of each Revolving Loan made to it on the Maturity Date and (ii) to the Agent for the account of each Lender the then unpaid principal amount of each Competitive Loan made to it on the last day of the Interest Period applicable to such Loan.

Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of each Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

The Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Borrower thereof, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder and (iii) the amount of any sum received by the Agent hereunder for the account of the Lenders and each Lender's share thereof.

The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein and, in the case of the accounts maintained pursuant to clause (c), shall be available for inspection and copying (at the expense of the applicable Borrower or Lender) by any Borrower or Lender at any reasonable time and upon reasonable prior notice; provided that the failure of any Lender or the Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of any Borrower to repay its Loans in accordance with the terms of this Agreement.

Any Lender may request that Loans made by it to any Borrower be evidenced by a promissory note. In such event, the applicable Borrower shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns) and in a form approved by the Agent and the Company. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 7.09) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

SECTION 2.09. Prepayment of Loans.

    Each Borrower shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to prior notice in accordance with paragraph (b) of this Section; provided that the Borrowers shall not have the right to prepay any Competitive Loan without the prior consent of the Lender thereof.

If, on any Revaluation Date, the Total Credit Exposure exceeds 105% of the total Commitments, then the Company shall, not later than the next Business Day after the Company receives notice thereof from the Agent, prepay, or cause one or more of the other Borrowers to prepay, one or more Revolving Borrowings in an aggregate amount sufficient to reduce the Total Credit Exposure to an amount not exceeding the total Commitments; provided that the Borrowers shall not be required to prepay any Competitive Loans pursuant to this paragraph.

The Borrowers shall make the prepayments required pursuant to Section
5.01(g).

The Company shall notify the Agent by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurocurrency Revolving Borrowing, not later than 11:00 a.m., New York City time, two Business Days before the date of prepayment, or (ii) in the case of prepayment of an ABR Revolving Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid; provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Commitments as contemplated by
Section 2.07, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.07. Promptly following receipt of any such notice relating to a Revolving Borrowing, the
Agent shall advise the Lenders of the contents thereof.   Each partial
prepayment of any Revolving Borrowing shall be in an amount that would be permitted in the case of an advance of a Revolving Borrowing of the same Type as provided in Section 2.02. Each prepayment of a Revolving Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.11.

SECTION 2.10. Fees.
     The Company agrees to pay to the Agent for the account of each Lender a facility fee, which shall accrue at the Applicable Rate on the daily amount of the Commitment of such Lender (whether used or unused) during the period from and including the Closing Date to but excluding the date on which such Commitment terminates; provided that, if such Lender continues to have any Revolving Credit Exposure after its Commitment terminates, then such facility fee shall continue to accrue on the daily amount of such Lender's Revolving Credit Exposure from and including the date on which its Commitment terminates to but excluding the date on which such Lender ceases to have any Revolving Credit Exposure. Accrued facility fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments terminate, commencing on the first such date to occur after the date hereof; provided that any facility fees accruing after the date on which the Commitments terminate shall be payable on demand. All facility fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

For each day on which the Total Credit Exposure is in excess of 50% of the total Commitments as of such day (and for each day after the day on which the Commitments terminate) the Company agrees to pay to the Agent, for the account of each Lender a utilization fee, which shall accrue at the rate per annum equal to 0.10% on the amount of the Revolving Credit Exposure of such Lender on such day. Accrued utilization fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments terminate, commencing on the first such date to occur after the date hereof; provided that any utilization fees accruing after the date on which the Commitments terminate shall be payable on demand. All utilization fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

The Company agrees to pay to the Agent, for its own account, fees payable in the amounts and at the times separately agreed upon between the Company and the Agent.

All fees payable hereunder shall be paid in Dollars on the dates due, in immediately available funds, to the Agent for distribution, in the case of facility fees and utilization fees, to the Lenders. Fees paid shall not be refundable under any circumstances.

SECTION 2.11. Interest.
     The Loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate.

The Loans comprising each Eurocurrency Borrowing shall bear interest (i) in the case of a Eurocurrency Revolving Loan, at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Rate, or
(ii) in the case of a Eurocurrency Competitive Loan, at the LIBO Rate for the Interest Period in effect for such Borrowing plus (or minus, as applicable) the Margin applicable to such Loan.

Each Fixed Rate Loan shall bear interest at the Fixed Rate applicable to such Loan.

Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by any Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the rate applicable to ABR Loans as provided in paragraph
(a) of this Section.

Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and, in the case of Revolving Loans, upon termination of the Commitments; provided that (i) interest accrued pursuant to paragraph (d) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Revolving Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurocurrency Revolving Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

All interest hereunder shall be computed on the basis of a year of 360 days, except that (i) interest on Borrowings denominated in British Pounds Sterling and (ii) interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days, and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Agent, and such determination shall be conclusive absent manifest error.

SECTION 2.12. Alternate Rate of Interest.
  If prior to the commencement of any Interest Period for a Eurocurrency Borrowing denominated in any currency:

the Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for the currency in which such Eurocurrency Borrowing is or is to be denominated (the "Applicable Currency") for such Interest Period; or

the Agent is advised by the Required Lenders (or, in the case of a Eurocurrency Competitive Loan, the Lender that is required to make such
Loan) that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period for the Applicable Currency will not adequately and fairly reflect the cost to such Lenders (or Lender) of making or maintaining their Loans (or its Loan) included in such Borrowing for such Interest Period;

then the Agent shall give notice thereof to the Company and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Agent notifies the Company and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Revolving Borrowing denominated in the Applicable Currency to, or continuation of any Revolving Borrowing denominated in the Applicable Currency as, a Eurocurrency Borrowing shall be ineffective, and such Borrowing shall be converted to or continued on the last day of the Interest Period applicable thereto (A) if such Borrowing is denominated in Dollars, as an ABR Borrowing, or (B) if such Borrowing is denominated in an Alternative Committed Currency, as a Borrowing bearing interest at such rate as the Lenders and the applicable Borrower may agree adequately reflects the costs to the Lenders of making or maintaining their Loans plus the Applicable Rate (or, in the absence of such agreement, shall be repaid as of the last day of the current Interest Period applicable thereto), (ii) if any Borrowing Request requests a Eurocurrency Revolving Borrowing denominated in the Applicable Currency, such Borrowing shall be made as an ABR Borrowing denominated in Dollars (or such Borrowing shall not be made if the applicable Borrower revokes (and in such circumstances, such Borrowing Request may be revoked notwithstanding any other provision of this Agreement) such Borrowing Request by telephonic notice, confirmed promptly in writing, not later than one Business Day prior to the proposed date of such Borrowing) and (iii) any request by a Borrower for a Eurocurrency Competitive Borrowing denominated in the Applicable Currency shall be ineffective; provided that if the circumstances giving rise to such notice do not affect all the Lenders, then requests by a Borrower for Eurocurrency Competitive Borrowings denominated in the Applicable Currency may be made to Lenders that are not affected thereby.

SECTION 2.13. Increased Costs.
     If any Change in Law shall:

impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender (except any such reserve requirement reflected in the Adjusted LIBO Rate); or

impose on any Lender or the London interbank market any other condition affecting this Agreement or Eurocurrency Loans or Fixed Rate Loans made by such Lender;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurocurrency Loan or Fixed Rate Loan (or of maintaining its obligation to make any such Loan) or to increase the cost to such Lender or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise), then the Company will pay to such Lender such additional amount or amounts as will compensate such Lender for such additional costs incurred or reduction suffered.

If any Lender determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement or the Loans made by such Lender to a level below that which such Lender or such Lender's holding company could have achieved but for such Change in Law (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy), then from time to time the Company will pay to such Lender such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered.

If the cost to any Lender of making or maintaining any Loan to any Borrower is increased (or the amount of any sum received or receivable by any Lender (or its applicable lending office) is reduced) by an amount deemed in good faith by such Lender to be material, by reason of the fact that such Borrower is incorporated in, or conducts business in, a jurisdiction outside the United States, such Borrower will pay to such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduction suffered.

A certificate of a Lender setting forth the amount or amounts necessary to compensate such Lender or its holding company, as the case may be, as specified in paragraph (a), (b) or (c) of this Section, together with a reasonably detailed explanation of the basis for such claim, shall be delivered to the Company and shall be conclusive absent manifest error. The Company or the applicable Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

Failure or delay on the part of any Lender to demand compensation pursuant to this Section shall not constitute a waiver of such Lender's right to demand such compensation; provided that, in the case of a Change in Law, the Company shall not be required to compensate a Lender pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that such Lender notifies the Company of the Change in Law giving rise to such increased costs or reductions and of such Lender's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

Notwithstanding the foregoing provisions of this Section, a Lender shall not be entitled to compensation pursuant to this Section in respect of any Competitive Loan (i) in the case of paragraph (a) or (b), if the Change in Law that would otherwise entitle it to such compensation shall have been publicly announced prior to submission of the Competitive Bid pursuant to which such Loan was made or (ii) in the case of paragraph (c), in respect of any costs referred to therein.

SECTION 2.14. Break Funding Payments.
  In the event of (a) the payment of any principal of any Eurocurrency Loan or Fixed Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurocurrency Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Revolving Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.09(b) and is revoked in accordance therewith), (d) the failure to borrow any Competitive Loan after accepting the Competitive Bid to make such Loan, or (e) the assignment of any Eurocurrency Loan or Fixed Rate Loan other than on the last day of the Interest Period applicable thereto as a result of a request by the Company pursuant to Section 2.17, then, in any such event, the Company or the applicable Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurocurrency Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such
Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for deposits in the applicable currency of a comparable amount and period from other banks in the eurocurrency market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to the Company, together with a reasonably detailed explanation of the basis for such claim, and shall be conclusive absent manifest error. The Company or the applicable Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

SECTION 2.15. Taxes.
     Any and all payments by or on account of any obligation of any Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if any Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Agent or Lender (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

In addition, the Borrowers shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

The Borrowers shall indemnify the Agent and each Lender, within 30 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Agent or such Lender, as the case may be, on or with respect to any payment by or on account of any obligation of the Borrowers hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto (except to the extent such penalties, interest or expenses result from the gross negligence or willful misconduct of the Agent or the applicable Lender), whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrowers by a Lender, or by the Agent on its own behalf or on behalf of a Lender, shall be conclusive absent manifest error, provided that such certificate shall include a description in reasonable detail of the Indemnified Tax or Other Tax for which the indemnity is being demanded and the calculation in reasonable detail of the amount of such indemnity.
At the request and expense of the Company or the affected Borrower and after receipt of an opinion from recognized counsel (reasonably satisfactory to the Agent or the Lender, as the case may be) stating that there is a substantial basis to contest the imposition or assertion of an Indemnified Tax or Other Tax (a "Tax Opinion"), the Agent or the Lender, as applicable, may, in its reasonable discretion, contest the imposition or assertion of such Indemnified Tax or Other Tax in good faith in accordance with applicable law; provided, however, that, at the request and expense of the Company or the affected Borrower and after receipt of a Tax Opinion, the Agent or such Lender shall contest the imposition or assertion of an Indemnified Tax or Other Tax that exceeds $100,000. The Agent or the Lender, as applicable, shall have responsibility for the conduct of any contest conducted pursuant to this Section 2.15(c); provided, however, that the Agent or such Lender shall consult in good faith with the Company or the affected Borrower regarding its course of action with respect to such contest. Notwithstanding any contrary provision hereof, the Agent or the Lender, as the case may be, shall have no obligation to contest the imposition or assertion of any Indemnified Tax or Other Tax if any Borrower is in Default under the terms of this Agreement.

As soon as practicable after any payment of Indemnified Taxes or Other Taxes by any Borrower to a Governmental Authority, such Borrower shall deliver to the Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment (if such a receipt is reasonably obtainable from such Governmental Authority), a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Agent.

The Agent will deliver to the Company, and each Lender that is organized under the law of a jurisdiction outside the United States of America will deliver to the Agent and the Company, on or before the Closing Date (or, in the case of a Lender that becomes a Lender after the Closing Date, on or before such later date on which such Lender becomes a Lender) such properly completed and executed Internal Revenue Service form (Form W-8BEN, W-8ECI, W-8EXP, W-8IMY, or W-9, as applicable) as will demonstrate, in accordance with applicable regulations, that payments of interest by the Borrowers to the Agent for the account of such Lender pursuant to this Agreement will be exempt from (or entitled to a reduction in the rate of) United States federal withholding taxes. Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which any Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to such Borrower (with a copy to the Agent), at the time or times prescribed by applicable law, such other properly completed and executed documentation prescribed by applicable law or reasonably requested by such Borrower (including any replacement or successor form) as will permit such payments to be made without withholding or at a reduced rate, provided that such Foreign Lender has received prior written notice from such Borrower advising it of the availability of such exemption or reduction and containing all applicable documentation.

If the Agent or a Lender determines, in its sole discretion, that it has received a refund of any Taxes or Other Taxes as to which it has been indemnified by any Borrower or with respect to which any Borrower has paid additional amounts pursuant to this Section 2.15, it shall pay over such refund to such Borrower (but only to the extent of indemnity payments made, or additional amounts paid, by such Borrower under this Section 2.15 with respect to the Taxes or Other Taxes giving rise to such refund), net of all reasonable out-of-pocket expenses of the Agent or such Lender and without interest (other than any interest paid by the relevant Governmental Authority with respect to such refund); provided, that such Borrower, upon the request of the Agent or such Lender, agrees to repay the amount paid over to such Borrower (plus any penalties, interest or other charges imposed by the relevant Governmental Authority) to the Agent or such Lender to the extent that the Agent or such Lender is required to repay such refund to such Governmental Authority. This Section shall not be construed to require the Agent or any Lender to make available its tax returns (or any other information relating to its taxes which it deems confidential) to any Borrower or any other Person.

SECTION 2.16. Payments Generally; Pro Rata Treatment; Sharing of Set-offs.
     Each Borrower shall make each payment required to be made by it hereunder (whether of principal, interest or fees, or of amounts payable under Section 2.13, 2.14, 2.15 or 2.19, or otherwise) prior to 12:00 noon, Local Time, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Agent to the applicable account specified on Schedule 2.16 or to such other account as the Agent shall from time to time specify in a notice delivered to the Company, except that payments pursuant to Sections 2.13, 2.14, 2.15, 2.19 and 8.04 shall be made directly to the Persons entitled thereto; all payments made by any Borrower to the Agent as provided herein shall be deemed received by the Lenders for all purposes as between the Lenders and the Borrowers. The Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments hereunder of principal or interest in respect of any Loan (or of any amounts payable under Section 2.14 or, at the request of the applicable Lender,
Section 2.13, 2.15 or 2.19 in respect of any Loan) shall be made in the currency in which such Loan is denominated; all other payments hereunder and under each other Loan Document shall be made in Dollars, except as otherwise expressly provided. Any payment required to be made by the Agent hereunder shall be deemed to have been made by the time required if the Agent shall, at or before such time, have taken the necessary steps to make such payment in accordance with the regulations or operating procedures of the clearing or settlement system used by the Agent to make such payment. Any amount payable by the Agent to one or more Lenders in the national currency of a member state of the European Union that has adopted the Euro as its lawful currency shall be paid in Euro.

If at any time insufficient funds are received by and available to the Agent to pay fully all amounts of principal, interest and fees then due hereunder, such funds shall be applied (i) first, towards payment of interest and fees then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due to such parties, and (ii) second, towards payment of principal then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal then due to such parties.

If any Lender shall, by exercising any right of set-off or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Revolving Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Revolving Loans and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Revolving Loans of other Lenders to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Revolving Loans; provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by any Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans to any assignee or participant, other than to any Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). Each Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against such Borrower rights of set-off and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of such Borrower in the amount of such participation.

Unless the Agent shall have received notice from the applicable Borrower prior to the date on which any payment is due to the Agent for the account of the Lenders hereunder that such Borrower will not make such payment, the Agent may assume that such Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders the amount due. In such event, if such Borrower has not in fact made such payment, then each of the Lenders severally agrees to repay to the Agent forthwith on demand the amount so distributed to such Lender with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Agent, at (i) the greater of the Federal Funds Effective Rate and a rate determined by the Agent in accordance with banking industry rules on interbank compensation (in the case of an amount denominated in Dollars) and (ii) the rate reasonably determined by the Agent to be the cost to it of funding such amount (in the case of an amount denominated in any other currency).

If any Lender shall fail to make any payment required to be made by it pursuant to Section 2.05(b) or 2.16(d), then the Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Agent for the account of such Lender to satisfy such Lender's obligations under such Sections until all such unsatisfied obligations are fully paid.

SECTION 2.17. Mitigation Obligations; Replacement of Lenders.
    If any Lender requests compensation under Section 2.13 or 2.19, or if any Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.15, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.13, 2.15, or 2.19, as the case may be, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Company hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

If any Lender requests compensation under Section 2.13 or 2.19, or if any Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.15, or if any Lender defaults in its obligation to fund Loans hereunder, then the Company may, at its sole expense and effort, upon notice to such Lender and the Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 7.09), all its interests, rights and obligations under this Agreement (other than any outstanding Competitive Loans held by it) to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment or any Eligible Assignee designated by the Company); provided that (i) the Company shall have received the prior written consent of the Agent, which consent shall not unreasonably be withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans (other than Competitive Loans), accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the applicable Borrower or Borrowers (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for compensation under
Section 2.13 or 2.19 or payments required to be made pursuant to Section 2.15, such assignment will result in a material reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Company to require such assignment and delegation cease to apply.

SECTION 2.18 Borrowing Subsidiaries.
  On or after the Closing Date, the Company may designate any Subsidiary of the Company as a Borrower by delivery to the Agent of a Borrowing Subsidiary Agreement executed by such Subsidiary and the Company, and upon such delivery such Subsidiary shall for all purposes of this Agreement be a Borrower and a party to this Agreement. Upon the execution by the Company and delivery to the Agent of a Borrowing Subsidiary Termination with respect to any Subsidiary that is a Borrower, such Subsidiary shall cease to be a Borrower and a party to this Agreement; provided that no Borrowing Subsidiary Termination will become effective as to any Borrower (other than to terminate such Borrowing Subsidiary's right to make further Borrowings under this Agreement) at a time when any principal of or interest on any Loan to such Borrower shall be outstanding hereunder. Promptly following receipt of any Borrowing Subsidiary Agreement or Borrowing Subsidiary Termination, the Agent shall notify each Lender thereof.

SECTION 2.19. Additional Reserve Costs.
    If and so long as any Lender is required to make special deposits with the Bank of England or, to maintain reserve asset ratios or to pay fees (other than deposits or reserves reflected in the determination of the Adjusted LIBO
Rate), in each case in respect of such Lender's Eurocurrency Loans in any Alternative Currency, such Lender may require the relevant Borrower to pay, contemporaneously with each payment of interest on each of such Loans, additional interest on such Loan at a rate per annum equal to the Mandatory Costs Rate calculated in accordance with the formula and in the manner set forth in Exhibit F, together with a reasonably detailed explanation of the basis for such claim.

If and so long as any Lender is required to comply with reserve assets, liquidity, cash margin or other requirements of any monetary or other authority (other than any such requirements reflected in the determination of the Adjusted LIBO Rate) (including any such requirement imposed by the European Central Bank or the European System of Central Banks, but excluding requirements reflected in the Statutory Reserves or the Mandatory Costs
Rate) in respect of any of such Lender's Eurocurrency Loans in any Alternative Currency, such Lender may require the relevant Borrower to pay, contemporaneously with each payment of interest on each of such Lender's Eurocurrency Loans subject to such requirements, additional interest on such Loan at a rate per annum specified by such Lender to be the cost to such Lender of complying with such requirements in relation to such Loan.

Any additional interest owed pursuant to paragraph (a) or (b) above shall be determined by the relevant Lender, which determination shall be conclusive absent manifest error, and notified to the relevant Borrower (with a copy to the Agent), together with a reasonably detailed explanation of the basis for such claim, at least five Business Days before each date on which interest is payable for the relevant Loan, and such additional interest so notified to the relevant Borrower by such Lender shall be payable to the Agent for the account of such Lender on each date on which interest is payable for such Loan.

SECTION 2.20. Redenomination of Certain Designated Foreign Currencies.
     Each obligation of any party to this Agreement to make a payment denominated in the national currency unit of any member state of the European Union that adopts the Euro as its lawful currency after the date hereof shall be redenominated into Euro at the time of such adoption (in accordance with the EMU Legislation). If, in relation to the currency of any such member state, the basis of accrual of interest expressed in this Agreement in respect of that currency shall be inconsistent with any convention or practice in the London Interbank Market for the basis of accrual of interest in respect of the Euro, such expressed basis shall be replaced by such convention or practice with effect from the date on which such member state adopts the Euro as its lawful currency; provided that if any Borrowing in the currency of such member state is outstanding immediately prior to such date, such replacement shall take effect, with respect to such Borrowing, at the end of the then current Interest Period.

Without prejudice and in addition to any method of conversion or rounding prescribed by any EMU Legislation and (i) without limiting the liability of any Borrower for any amount due under this Agreement and (ii) without increasing any Commitment of any Lender, all references in this Agreement to minimum amounts (or integral multiples thereof) denominated in the national currency unit of any member state of the European Union that adopts the Euro as its lawful currency after the date hereof shall, immediately upon such adoption, be replaced by references to such minimum amounts (or integral multiples thereof) as shall be specified herein with respect to Borrowings denominated in Euro.

Each provision of this Agreement shall be subject to such reasonable changes of construction as the Agent (in consultation with the Company) may from time to time specify to be appropriate to reflect the adoption of the Euro by any member state of the European Union and any relevant market conventions or practices relating to the Euro.

SECTION 2.21. Assigned Dollar Value.
     With respect to each Alternative Currency Borrowing, its "Assigned Dollar Value" shall mean the following:

the Dollar amount specified in the Borrowing Request therefor (or, in the case of a Competitive Borrowing, the Dollar amount thereof accepted pursuant to Section 2.04) unless and until adjusted pursuant to the following clause
(ii), and

as of each Revaluation Date with respect to such Alternative Currency Borrowing, the "Assigned Dollar Value" of such Borrowing shall be adjusted to be the Dollar Equivalent thereof (as determined by the Agent based upon the applicable Spot Exchange Rate as of the date that is three Business Days before such Revaluation Date (which determination shall be conclusive absent manifest error))(subject to further adjustment in accordance with this clause (ii) thereafter).

The Assigned Dollar Value of an Alternative Currency Loan shall equal the Assigned Dollar Value of the Alternative Currency Borrowing of which such Loan is a part multiplied by the percentage of such Borrowing represented by such Loan.
The Agent shall notify the Company of any change in the Assigned Dollar Value of any Alternative Currency Borrowing promptly following determination of such change.

SECTION 2.22. Borrowers' Increase of Commitments.
     The Borrowers may at any time, by notice to the Agent, propose that the aggregate amount of the Commitments be increased (a "Commitment Increase"), effective as at a date (the "Increase Date") that shall be (i) prior to the Maturity Date and (ii) at least three Business Days after the date specified in such notice on which agreement as to increased Commitments is to be reached (the "Commitment Date"); provided, however, that (w) the Borrowers may not propose more than one Commitment Increase per calendar year, (x) the minimum proposed Commitment Increase per notice shall be an amount not less than One Hundred Million Dollars ($100,000,000), and in no event shall the aggregate amount of the Commitments at any time exceed Two Billion Dollars ($2,000,000,000), (y) the Company's Index Debt ratings from Moody's and S&P are and upon giving effect to the proposed Commitment Increase shall be better than or equal to Baa2 and BBB, respectively, and (z) no Default or Event of Default has occurred and is continuing or will result upon giving effect to the Commitment Increase. The Agent shall notify the Lenders promptly upon its receipt of any such notice. The Agent agrees that it will cooperate with the Borrowers in discussions with the Lenders and potential Lenders (which shall be Eligible Assignees) with a view to arranging the proposed Commitment Increase through the increase of the Commitments of one or more of the Lenders and the addition of one or more Eligible Assignees acceptable to the Agent and the Borrowers as Assuming Banks and as parties to this Agreement; provided, however, that the minimum Commitment of each such Assuming Bank that becomes a party to this Agreement pursuant to this Section 2.22 shall be at least equal to Ten Million Dollars ($10,000,000). Each Lender shall decide in its sole discretion whether to agree to increase its Commitment pursuant to this Section
2.22. If agreement is reached on or prior to the Commitment Date with the Lenders proposing to increase their respective Commitments hereunder (the "Increasing Lenders"), if any (whose allocations will be based on the ratio of each existing Lender's Commitment Increase to the aggregate of all Commitment Increases), and the Assuming Banks, if any, as to a Commitment Increase (which may be less than that specified in the applicable notice from the Borrowers), such agreement to be evidenced by a notice in reasonable detail from the Borrowers to the Agent on or prior to the Commitment Date, the Assuming Banks, if any, shall become Lenders hereunder as of the Increase Date and the Commitments of such Increasing Lenders and such Assuming Banks shall become or be, as the case may be, as of the Increase Date the amounts specified in such notice (and the Agent shall give notice thereof to the Lenders (including such Assuming Banks) in accordance with section (e) below); provided, however, that:

(x)	the Agent shall have received on or prior to 9:00 A.M. (New
York City time) on the Increase Date (A) opinions of the Company's general counsel and the Company's special Panamanian counsel in substantially the forms of Exhibits C-1 and C-2 hereto, dated such Increase Date, together with (B) a copy, certified on the Increase Date by the Secretary, an Assistant Secretary or a comparable official of each Borrower, of the resolutions adopted by the Board of Directors of such Borrower, authorizing such Commitment Increase (with copies for each Lender, including each Assuming Bank) and (C) evidence of the good standing of such Borrower in its jurisdiction of formation, dated as of a recent date;

(y)	with respect to each Assuming Bank, the Agent shall have
received, on or prior to 9:00 A.M. (New York City time) on the Increase Date, an appropriate Assumption Agreement in substantially the form of Exhibit D hereto, duly executed by the Borrowers and such Assuming Bank, together with the Agent's processing and recordation fee of $3,500; and
(z) each Increasing Lender that proposes to increase its Commitment in connection with such Commitment Increase shall have delivered, on or prior to 9:00 A.M. (New York City time) on the Increase Date, confirmation in writing satisfactory to the Agent as to its increased Commitment.

Upon its receipt of notice from a Lender that it is increasing its Commitment hereunder, together with the appropriate opinions referred to in clause (x) above, the Agent shall (i) record the information contained therein in the Register and (ii) give prompt notice thereof to the Borrowers. Upon its receipt of an Assumption Agreement executed by an Assuming Bank representing that it is an Eligible Assignee, together with the appropriate opinions referred to in clause (x) above, and its fee referred to in clause (y) above, the Agent shall, if such Assumption Agreement has been completed and is in substantially the form of Exhibit D hereto, (i) accept such Assumption Agreement, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Borrowers.

The Agent shall maintain at its address referred to in Section 9.02 a copy of each Assumption Agreement delivered to and accepted by it and record in the Register the names and addresses of the Assuming Banks and of the Increasing Lenders and the Commitment of, and principal amount of the Loans owing to, each such Assuming Bank and each such Lender from time to time. The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement.

In the event that the Agent shall not have received notice from the Borrowers as to such agreement on or prior to the Commitment Date or any Borrower shall, by notice to the Agent prior to the Commitment Date, withdraw such proposal or any of the actions provided for in clauses (x) through (z) above shall not have occurred by the Increase Date, such proposal by the Borrowers shall be deemed not to have been made. In such event, the actions theretofore taken under clauses (x) through (z) above shall be deemed to be of no effect, and all the rights and obligations of the parties shall continue as if no such proposal had been made.

In the event that the Agent shall have received notice from the Borrowers as to such agreement on or prior to the Commitment Date and the action provided for in clauses (x) through (z) above shall have occurred by 9:00 A.M. (New York City time) on the Increase Date, the Agent shall notify the Lenders (including the Assuming Banks) of the occurrence of the Increase Date promptly and in any event by 10:00 A.M. (New York City time) on such date by telecopier, telex or cable. Each Increasing Lender and each Assuming Bank shall, before 11:00 A.M. ( New York City time) on the Increase Date, make available for the account of its Applicable Lending Office to the Agent at its address referred to in Section 9.02, in same day funds, an amount equal to such Increasing Lender's or Assuming Bank's ratable portion of the Revolving Loans then outstanding (calculated based on its Commitment as a percentage of the aggregate Commitments outstanding after giving effect to the relevant Commitment Increase). After the Agent's receipt of such funds, the Agent will promptly thereafter cause to be distributed like funds to the Lenders for the account of their respective Applicable Lending Offices in an amount to each Lender such that the aggregate amount of the outstanding Loans owing to each Lender after giving effect to such distribution equals such Lender's ratable portion of the Revolving Loans then outstanding (calculated based on its Commitment as a percentage of the aggregate Commitments outstanding after giving effect to the relevant Commitment Increase). If the Increase Date shall occur on a date that is not the last day of the Interest Period of all Revolving Loans that are Eurocurrency Loans then outstanding, (a) the Borrowers shall pay any amounts owing pursuant to Section 2.14 as a result of the distributions to Lenders under this Section 2.22(e) and (b) for each outstanding Revolving Loan comprised of Eurocurrency Loans, the respective Loans made by the Increasing Lenders and the Assuming Banks pursuant to this Section 2.22(e) shall be ABR Loans until the last day of the then existing Interest Period for such Revolving Loan.


Conditions of Lending

SECTION 3.01. Conditions Precedent to Initial Loans to be Made On or After the Closing Date.

  The obligation of each Lender (other than the Designated Bidders) to make its initial Loan on or after the Closing Date is subject to the condition precedent that the Agent shall have received on or before the Borrowing Date of such initial Borrowing the following, each dated on or before such day, in form and substance satisfactory to the Agent and in sufficient copies for each Lender:

Certified copies of the resolutions of the Board of Directors or Executive Committee thereof the Company approving this Agreement, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement.

A certificate of the Secretary or an Assistant Secretary of the Company certifying the names and true signatures of the officers of the Company authorized to sign this Agreement and the other documents to be delivered hereunder.

A favorable opinion of (i) Arnoldo Perez, general counsel of the Company, substantially in the form of Exhibit C-1 to this Agreement, (ii) Messrs. Tapia, Linares y Alfaro, special Panamanian counsel to the Company, substantially in the form of Exhibit C-2 to this Agreement, and (iii) Holland & Knight LLP, special New York counsel to the Company, referring to this Agreement, and as to such other matters as any Lender through the Agent may reasonably request. The Company hereby instructs each such counsel to deliver its opinion to the Agent and the Lenders.

A letter from the Process Agent, referred to and defined in Section 9.06 of this Agreement, in which it agrees to act as Process Agent for the Company and to deliver forthwith to the Company all process received by it as such Process Agent.

Evidence of the good standing of the Company in the Republic of Panama dated as of a recent date.

An irrevocable notice, effective on or before the Borrowing Date of such Borrowing, from the Company terminating (i) the Commitments (as therein defined) pursuant to the terms of Section 2.11 of the U.S.$1,000,000,000 Revolving Credit Agreement dated as of July 1, 1993, amended and restated as of December 17, 1996, by and among the Company, the agent and the lenders named therein, and repayment in full on or prior to such Borrowing Date of all notes issued thereunder and (ii) the commitments pursuant to the terms of the U.S.$200,000,000 Revolving Credit Agreement dated as of April 1, 1996, as amended and restated as of January 17, 1997, among Carnival (UK) plc, the agent and the lenders named therein, and repayment in full on or prior to such Borrowing Date of all notes issued thereunder.

All corporate or other proceedings, and all documents, instruments and other legal matters in connection with the transactions contemplated by the Loan Documents and the Transaction shall be reasonably satisfactory in form and substance to each of the Lenders (other than the Designated Bidders) and the Agent and their counsel.

Evidence of payment by the Borrowers of all applicable documentary stamp taxes (if any) payable in connection with the authorization, execution and delivery of each of the Loan Documents, and the performance of the transactions hereby or thereby contemplated, or an opinion of counsel that no such taxes are payable.

SECTION 3.02. Conditions Precedent to Each Revolving Borrowing.

  The obligation of each Lender to make a Revolving Loan on the occasion of each Revolving Borrowing (including the initial Revolving Borrowing) shall be subject to the further conditions precedent that on the Borrowing Date of such Revolving Borrowing (a) the following statements shall be true, and the Agent shall have received for the account of such Lender a certificate signed by a duly authorized officer of the applicable Borrower, effective as of the date of such Revolving Borrowing, stating that (and each of the giving of the applicable notice of borrowing and the acceptance by such Borrower of the proceeds of such Revolving Borrowing shall constitute a representation and warranty by such Borrower that on the date of such Revolving Borrowing such statements are true):

The representations and warranties contained in Section 4.01 are correct on and as of the date of such Revolving Borrowing, before and after giving effect to such Revolving Borrowing and to the application of the proceeds therefrom, as though made on and as of such date, except that (A) the representation set forth in the last sentence of Section 4.01(e) shall be made only (y) on the occasion of the initial Revolving Borrowing on or after the Closing Date and (z) on the occasion of each Revolving Borrowing resulting in an aggregate outstanding principal amount of Revolving Loans greater than such amount outstanding immediately prior to such Revolving Borrowing and (B) the representations set forth in Section 4.01(h) and in clause (z) of Section 4.01(i) shall be made only on the Closing Date, and

No Default or Event of Default has occurred and is continuing, or would result from such Revolving Borrowing or from the application of the proceeds therefrom;

and (b) the Agent shall have received such other approvals, opinions or documents as any Lender (other than the Designated Bidders) through the Agent may reasonably request.

SECTION 3.03. Conditions Precedent to Each Competitive Loan Borrowing.
  The obligation of each Lender which is to make a Competitive Loan on the occasion of a Competitive Borrowing (including the initial Competitive Borrowing) to make such Competitive Loan as part of such Competitive Borrowing is subject to the conditions precedent that (i) the Agent shall have received the written confirmatory notice of Competitive Borrowing with respect thereto and (ii) on the Borrowing Date of such Competitive Borrowing the following statements shall be true (and each of the giving of the applicable Competitive Bid Request and the acceptance by the applicable Borrower of the proceeds of such Competitive Borrowing shall constitute representation and warranty by such Borrower that on the date of such Competitive Borrowing such statements are true):

The representations and warranties contained in Section 4.01 are correct on and as of the date of such Competitive Loan Borrowing, before and after giving effect to such Competitive Borrowing and to the application of the proceeds therefrom, as though made on and as of such date,

No Default or Event of Default has occurred and is continuing, or would result from such Competitive Borrowing or from the application of the proceeds therefrom, and

No event has occurred and no circumstance exists as a result of which the information concerning the Borrowers that has been provided to the Agent and each Lender by the Borrowers in connection herewith would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading.

SECTION 3.04. Initial Borrowing by each Borrowing Subsidiary.
  The obligation of each Lender to make Loans to any Borrowing Subsidiary is subject to the satisfaction (or waiver in accordance with Section 9.01) of the following conditions:

The Agent (or its counsel) shall have received such Borrowing Subsidiary's Borrowing Subsidiary Agreement, duly executed by all parties thereto.

The Agent shall have received such documents and certificates as the Agent or its counsel may reasonably request relating to the organization, existence and good standing (to the extent such concept is relevant to such Person in its jurisdiction of organization) of such Borrowing Subsidiary, the authorization of the Transactions insofar as they relate to such Borrowing Subsidiary and any other legal matters reasonably relating to such Borrowing Subsidiary, its Borrowing Subsidiary Agreement or such Transactions, all in form and substance satisfactory to the Agent and its counsel.


Representations and Warranties


SECTION 4.01. Representations and Warranties of the Borrowers.
  Each of the Borrowers represents and warrants as follows:

Due Existence; Compliance.

  Each Borrower is a corporation duly incorporated, validly existing and in good standing, under the laws of its jurisdiction of formation and has all requisite corporate power and authority under such laws to own or lease and operate its properties and to carry on its business as now conducted and as proposed to be conducted, and to execute, deliver and perform its obligations under the Loan Documents, to which it is, or will be, a party. Each of the Borrowers and their respective subsidiaries is duly qualified or licensed to do business as a foreign corporation and is in good standing, where applicable, in all jurisdictions in which it owns or leases property (including vessels), or proposes to own or lease property (including vessels), or in which the conduct of its business, and the conduct of its business upon consummation of the Transaction, requires it to so qualify or be licensed, except to the extent that the failure to so qualify or be in good standing would have no material adverse effect on the business, operations, properties, prospects or condition (financial or otherwise) of the Company and its Subsidiaries or the ability of any such Person to perform its obligations under any of the Loan Documents to which it is or may be a party. Each of the Borrowers and their respective subsidiaries is in compliance in all material respects with all applicable laws, rules, regulations and orders.

Corporate Authorities; No Conflicts.
  The execution, delivery and performance by each Borrower of this Agreement and the other Loan Documents to which it is or will be a party are within its corporate powers and have been duly authorized by all necessary corporate and stockholder approvals and (i) do not contravene its charter or by-laws or any law, rule, regulation, judgment, order or decree applicable to or binding on such Borrower or its subsidiaries and (ii) do not contravene, and will not result in the creation of any Lien under, any provision of any contract, indenture, mortgage or agreement to which any of the Borrowers or their respective subsidiaries is a party, or by which it or any of its properties are bound.

Government Approvals and Authorizations.
  No authorization or approval (including exchange control approval) or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by or enforcement against the Borrowers of the Loan Documents (except such as have been duly obtained or made and remain in full force and effect).

Legal, Valid and Binding.
  Each of the Loan Documents is, or upon delivery will be, the legal, valid and binding obligation of each Borrower, enforceable against such Borrower in accordance with its terms (except as enforcement may be limited by bankruptcy, moratorium, insolvency, reorganization or similar laws generally affecting creditors' rights as well as the award by courts of relief in lieu of specific performance of contractual provisions).

Financial Information.
  Each of the consolidated annual audited balance sheet of the Company as at November 30, 2000, and the consolidated quarterly unaudited balance sheet of the Company as at February 28, 2001, and the related consolidated statements of operations and consolidated statements of cash flows of the Company and its Subsidiaries for the fiscal year or fiscal quarter then ended, as the case may be, copies of which have been furnished heretofore by the Company to the Agent, fairly present the consolidated financial condition of the Company and its Subsidiaries as at such date and the consolidated results of the operations of the Company and its Subsidiaries for the period ended on such date, all in accordance with GAAP consistently applied (subject, in the case of the February 28, 2001 statements to normal year-end audit adjustments). Since November 30, 2000, there has been no material adverse change in the business, operations, properties or condition (financial or otherwise) of the Company or any of its Subsidiaries.

Litigation and Environmental.
  There is not pending nor, to the knowledge of any Borrower upon due inquiry and investigation, threatened any action or proceeding affecting any of the Borrowers or their respective subsidiaries, by or before any court, governmental agency or arbitrator, which reasonably could be expected (i) to materially adversely affect the assets, business, properties, prospects, operations or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole, or (ii) to prohibit, limit in any way or materially adversely affect the consummation of the Transaction contemplated by the Loan Documents, including, without limitation, the ability of the Borrowers to perform its obligations under this Agreement. Except with respect to any matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, none of the Borrowers nor any of their respective subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or (iv) knows of any basis for any Environmental Liability.

Immunities.
  None the Borrowers nor any of their respective subsidiaries, nor the property of any of them, has any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) under the laws of the jurisdiction of its organization.

No Taxes.
  There is no tax, levy, impost, deduction, charge or withholding or similar item imposed (i) by Panama or the States of Florida or New York, or by any political subdivision of any of the foregoing, on or by virtue of the execution and delivery of these representations and warranties, the execution or delivery or enforcement of this Agreement or any other document to be furnished hereunder or thereunder (provided, with respect to the State of Florida, that each of this Agreement and each note delivered pursuant to
Section 2.08(e) is executed and delivered outside Florida and is not brought into Florida at any time after such execution and delivery), or (ii) by Panama or the States of Florida or New York, or by any political subdivision of any of the foregoing, on any payment to be made by the Company pursuant to this Agreement, other than (i) taxes on or measured by net income imposed by any such jurisdiction in which the Lender has its situs of organization or a fixed place of business or (ii) taxes that have been paid in full by the Company or the amount or validity of which are being contested in good faith by appropriate proceedings and with respect to which appropriate reserves in accordance with GAAP have been provided on its books.

No Filing.
  To ensure the legality, validity, enforceability or admissibility in evidence of this Agreement in each of Panama, the States of Florida and New York, it is not necessary (y) that this Agreement, or any other document related to any thereof, be filed or recorded with any court or other authority in such jurisdiction, or (z) that any stamp or similar tax be paid on or with respect to this Agreement except to the extent provided in (h) above.

No Defaults.
  There does not exist (i) any event of default, or any event that with notice or lapse of time or both would constitute an event of default, under any agreement to which any Borrower or any of its subsidiaries is a party or by which any of them may be bound, or to which any of their properties or assets may be subject, which default would have a material adverse effect on the Company and its Subsidiaries taken as a whole, or would materially adversely affect their ability to perform their respective obligations under this Agreement, or (ii) any event which is or would result in a Default or Event of Default.

Margin Regulations.
  No part of the proceeds of the Loan will be used for any purpose that violates the provisions of any of Regulations T, U or X of the Board of Governors of the Federal Reserve System or any other regulation of such Board of Governors. None of the Borrowers nor any of their respective subsidiaries is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock, within the meaning of Regulations T, U and X issued by the Board of Governors of the Federal Reserve System.

Investment Company Act.
  None of the Borrowers is an "investment company" or a company
"controlled" by an "investment company" (as each of such terms is defined or used in the Investment Company Act of 1940, as amended).

Taxes Paid.
        Each of the Borrowers and their respective subsidiaries (A) has filed or caused to be filed, or has timely requested an extension to file or has received from the relevant governmental authorities an extension to file, all material tax returns which are required to have been filed, and
(B) has paid all taxes shown to be due and payable on said returns or extension requests or on any material assessments made against it or any of its properties, and all other material taxes, fees or other charges imposed on it or any of its properties by any governmental authority (other than those the amount or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which appropriate reserves in conformity with GAAP have been provided on its books); and (ii) no material tax liens have been filed and no material claims are being asserted with respect to any such taxes, fees or other charges other than those the amount or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which appropriate reserves in accordance with GAAP have been provided on its books; provided, however, that the representations and warranties made in subdivisions (i)(A) and (i)(B) of this paragraph (m) with respect to Il Ponte S.p.A. and its subsidiaries acquired on or about September 30, 2000 are limited to tax returns required to be filed with respect to the period from and after September 30, 2000.

Disclosure.
  No representation, warranty or statement made or document or financial statement provided by any Borrower or any Affiliate or subsidiary thereof, in or pursuant to this Agreement, or in any other document furnished in connection therewith, is untrue or incomplete in any material respect or contains any misrepresentation of a material fact or omits to state any material fact necessary to make any such statement herein or therein not misleading.

Good Title.
  Each Borrower has good title to its properties and assets, except for
(i) as permitted under this Agreement, existing or future Liens, security interests, mortgages, conditional sales arrangements and other encumbrances either securing Indebtedness or other liabilities of such Borrower or any of its subsidiaries, or which such Borrower in its reasonable business judgment has determined would not be reasonably expected to materially interfere with the business or operations of such Borrower and its subsidiaries as conducted from time to time, and (ii) minor irregularities therein which do not materially adversely affect their value or utility.

ERISA.
  (i) No Insufficiency or Termination Event has occurred or is reasonably expected to occur, and no "accumulated funding deficiency" exists and no "variance" from the "minimum funding standard" has been granted (each such term as defined in Part III, Subtitle B, of Title I of ERISA) with respect to any Plan (other than any Multiemployer Plan or Plan that has been terminated and all the liabilities of which have been satisfied in full prior to March 30, 1990) in which any Borrower or any of its subsidiaries is a participant.

(ii) None of the Borrowers nor any ERISA Affiliate has incurred, or is reasonably expected to incur, any Withdrawal Liability to any Multiemployer Plan.
(iii) None of the Borrowers nor any ERISA Affiliate has received any notification that any Multiemployer Plan in which it is a participant is in reorganization or has been terminated, within the meaning of Title IV of ERISA, and no such Multiemployer Plan is reasonably expected to be in reorganization or to be terminated within the meaning of Title IV of ERISA.


Covenants of the Borrowers


SECTION 5.01. Affirmative Covenants.
  So long as any Loan or any other Obligation shall remain unpaid or any Lender shall have any Commitment under this Agreement, each Borrower shall, unless the Agent on behalf of the Lenders shall otherwise consent in writing in accordance with Section 7.03, comply with each of the following affirmative covenants:
Compliance with Laws.

  Each Borrower shall comply, and cause each of its subsidiaries to comply, in all material respects with all applicable laws, rules, regulations and orders, and to pay when due all taxes, assessments and governmental charges imposed upon it or upon its property, except to the extent contested in good faith by appropriate proceedings and for which adequate reserves in conformity with GAAP have been provided.

Use of Proceeds.
  Each Borrower shall use all proceeds of the Loans for such general corporate purposes as may be permitted under applicable law, including support for its commercial paper programs, if any.

Financial Information; Defaults.

Each Borrower shall promptly inform the Agent of any event which is or may become a default or breach of such Borrower's obligations under the Loan Documents or result in a Default or Event of Default, or any event which materially adversely affects its ability fully to perform any of its obligations under any Loan Document, or any event of default which has occurred and is continuing under any material agreement to which the Company or any of its Subsidiaries is a party;

As soon as the same become available, but in any event within 120 days after the end of each of its fiscal years, the Company shall deliver to the Agent on behalf of the Lenders audited consolidated financial statements of the Company.
 Delivery of the Company's annual financial statements containing information required to be filed with the Securities and Exchange Commission on Form 10-K (as in effect on the Closing Date) shall satisfy the requirements of the first sentence of this Section 5.01(c)(ii) insofar as they relate to the Company on a consolidated basis, provided however that such requirements shall not be satisfied if the Company makes no such filings or if there is a material change after the Closing Date in the form or substance of financial disclosures and financial information required to be set forth in Form 10-K. All such audited consolidated financial statements of the Company shall set forth, in comparative form the corresponding figures for the preceding fiscal year (excluding, as to any Subsidiary acquired after the Closing Date and not accounted for in accordance with the pooling method of accounting, corresponding information for the period preceding its acquisition); all such audited consolidated financial statements shall be accompanied by an opinion thereon of independent certified public accountants of recognized national standing reasonably acceptable to the Agent, which opinion shall state that said financial statements fairly present the consolidated financial condition and results of operations of the Company as at the end of, and for, such fiscal year;

As soon as the same become available and in any event within 75 days after the end of the first three fiscal quarters of each of its fiscal years, the Company shall deliver to the Agent on behalf of the Lenders (A) unaudited consolidated statements of income and cash flows of the Company for each such quarterly period and for the period from the beginning of its then current fiscal year to the end of such period, and (B) related unaudited consolidated balance sheets of the Company, in each case as at the end of each such quarterly period. Delivery of the Company's quarterly financial statements containing information required to be filed with the Securities and Exchange Commission on Form 10-Q (as in effect on the Closing Date) shall satisfy the requirements of the first sentence of this Section 5.01(c)(iii) insofar as they relate to the Company on a consolidated basis, provided however that such requirements shall not be satisfied if the Company makes no such filings or if there is a material change after the Closing Date in the form or substance of financial disclosures and financial information required to be set forth in Form 10-Q. All such unaudited consolidated financial statements shall be accompanied by a certificate of a senior financial officer of the Company, which certificate shall state that such financial statements fairly present the consolidated financial condition and results of the operations of the Company, as at the end of, and for, such period (subject to normal year end audit adjustments) in accordance with GAAP, consistently applied;

Together with the financial statements to be delivered to the Agent on behalf of the Lenders from time to time pursuant to clauses (ii) and (iii) of this
Section 5.01(c), the Company shall deliver to the Agent a certificate of a senior financial officer of the Company, which certificate shall (A) state that the consolidated financial condition and operations of the Company and its Subsidiaries are such as to be in compliance with all of the provisions of Sections 5.01(d) and 5.02(a) and (f) of this Agreement, (B) set forth in reasonable detail the computations necessary to determine whether the provisions of Sections 5.01(d) and 5.02(a) and (f) have been complied with, and
(C) state that no Default or Event of Default has occurred and is continuing;

Promptly upon their becoming available, the Company shall deliver to the Agent copies of all registration statements and periodic reports which the Company shall have filed with the Securities and Exchange Commission or any national securities exchange or market and any ratings (and changes thereto) of its debt by S&P, Moody's and, if applicable, Fitch, Inc.;

Promptly upon the mailing thereof to its shareholders, the Company shall deliver to the Agent copies of all financial statements and reports so mailed;

As soon as reasonably possible, the Company shall deliver to the Agent copies of all reports and notices which it or any of its Subsidiaries files under ERISA with the Internal Revenue Service, the PBGC, the U.S. Department of Labor or the sponsor of a Multiemployer Plan, or which it or any of its Subsidiaries receives from the PBGC or the sponsor of a Multiemployer Plan related to (a) any Termination Event and (b) with respect to a Multiemployer Plan, (x) any Withdrawal Liability, (y) any actual or expected reorganization (within the meaning of Title IV of ERISA), or (z) any termination of a Multiemployer Plan (within the meaning of Title IV of ERISA); and

From time to time on request, each Borrower shall furnish the Agent on behalf of the Lenders with such information and documents, and provide access to the books, records and agreements of such Borrower, or any subsidiary of such Borrower, as the Agent on behalf of the Lenders may reasonably require.

All certificates, materials and documents to be furnished by any Borrower under this Section 5.01(c) shall be provided to the Agent in such number of copies as the Agent may reasonably request and shall be furnished promptly by the Agent to the Lenders; and
Financial Covenants.

  The Company shall ensure that:

the ratio of its Total Debt to Total Capital, tested as of the last day of each fiscal quarter, shall be at all times less than fifty percent (50%); and

at the end of each fiscal quarter, the amount of its Consolidated Cash Flow shall be, for the period of the four fiscal quarters then ended, at least 125% of the sum of (i) the aggregate amount of (x) dividend payments, (y) scheduled principal loan repayments (excluding scheduled principal loan repayments under this Agreement, under any commercial paper facility backed by a long-term credit facility, or any short term debt facility or revolving credit facility that are refinanced on the date of such repayment) and (z) scheduled Capital Lease payments made, in respect of the Company and its Subsidiaries, on a consolidated basis during such period of four fiscal quarters.

Corporate Existence, Mergers.
  Each Borrower shall preserve and maintain in full force and effect its corporate existence and rights and those of its subsidiaries, and not merge or consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to, or acquire all or substantially all of the assets of, any Person or permit any of its subsidiaries to do so, except that (v) any subsidiary of any Borrower may merge or consolidate with or into such Borrower if the surviving entity is such Borrower, or transfer assets to, or acquire assets of such Borrower so long as such assets do not constitute all or substantially all of the assets of such Borrower, (w) any subsidiary of any Borrower may merge or consolidate with or into, or transfer assets to, or acquire assets of, any other subsidiary of any Borrower, (x) any Borrower and its subsidiaries may acquire all or substantially all of the assets of any Person if the surviving entity is such Borrower or such subsidiary, as the case may be and (y) any Borrower may cause the change of its jurisdiction by way of merger or otherwise, upon consent of the Required Lenders, which consent shall not unreasonably be denied.

Insurance.
  Each Borrower shall, and shall cause each of its subsidiaries to, insure and keep insured, with financially sound and reputable insurers, so much of its properties, in such amounts and against such risks, as to all the foregoing, in each case, reasonably satisfactory to the Lenders and as are usually and customarily insured by companies engaged in a similar business with respect to properties of a similar character.

Actions Respecting Certain Excess Sale Proceeds.
  In the event that the Borrowers and/or their respective subsidiaries shall sell or otherwise dispose of, in one or more transactions "assets" (as hereinafter defined) with an aggregate book value (net of depreciation) in excess of Seven Hundred Fifty Million Dollars ($750,000,000) during any fiscal year or Two Billion Dollars ($2,000,000,000) during the period from and including the Closing Date to and including the Maturity Date, the applicable Borrower shall apply all proceeds of such sale or disposition in an amount at least equal to the amount (the "Excess Amount") in excess of Seven Hundred Fifty Million Dollars ($750,000,000) or Two Billion Dollars ($2,000,000,000), as applicable, first, to the prepayment, pro rata, of the outstanding amount of each Revolving Loan, second to establish cash collateral with the Agent pursuant to an agreement, in form and substance satisfactory to the Agent providing for interest-bearing investments in cash or cash equivalents selected by the Company, for the payment when due on a pro rata basis of the outstanding amount of each Competitive Loan, and third the balance, if any (including any interest accrued on cash collateral not required to prepay Competitive Loans pursuant to the previous clause), to such general corporate purposes as may be permitted under applicable law; provided, however, that in the case of an Excess Amount in excess of Two Billion Dollars ($2,000,000,000) that the Borrowers shall terminate the Commitment of the Lenders in an amount at least equal to such Excess Amount.
 For purposes of testing covenant compliance under this Section 5.01(g), "assets" (i) shall mean only such assets having a book value (net of depreciation) at the time of sale or disposition greater than Twenty-five Million Dollars ($25,000,000) and (ii) shall not include Excluded Assets.

Payment of Obligations.
  The Company will, and will cause each of its Subsidiaries to, pay its obligations that, if not paid, could result in a Material Adverse Effect before the same shall become delinquent or in default, except where (i) the validity or amount thereof is being contested in good faith by appropriate proceedings, (ii) such Borrower or such subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and
(iii) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.

Maintenance of Properties.
  Each Borrower will, and will cause each of its subsidiaries to, keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted.

Further Assurances.
  Each Borrower shall do all things necessary to maintain each of the Loan Documents as legal, valid and binding obligations, enforceable in accordance with their respective terms by the Agent and the Lenders. Each Borrower shall take such other actions and deliver such instruments as may be necessary or advisable, in the opinion of the Agent on behalf of the Lenders to protect the rights and remedies of the Agent and the Lenders under the Loan Documents.

SECTION 5.02. Negative Covenants.
  So long as any Loan or any other Obligation shall remain unpaid or any Lender shall have any Commitment, each Borrower shall not, unless the Agent on behalf of the Lenders shall otherwise consent in writing in accordance with Section 7.03:

Sale of Assets.
  Unless in compliance with Section 5.01(g), sell or otherwise dispose of, or permit any of its subsidiaries to sell or dispose of, in one or more transactions, (i) during any fiscal year, "assets" (as hereinafter defined) with an aggregate book value (net of depreciation) in excess of Seven Hundred Fifty Million Dollars ($750,000,000), or (ii) during the period from and including the Closing Date to and including the Maturity Date, "assets" (as hereinafter defined) with a book value in excess of Two Billion Dollars ($2,000,000,000). For purposes of testing covenant compliance under this
Section 5.02(a), "assets" (i) shall mean only such assets having a book value (net of depreciation) at the time of sale or disposition greater than Twenty-five Million Dollars ($25,000,000) and (ii) shall not include Excluded Assets.

Limitation on Payment Restrictions Affecting Subsidiaries.
  Create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction (other than those contained in or permitted by or through any other provision of this Agreement or the other Loan Documents, including those contained in documents existing on the Closing Date evidencing Indebtedness permitted by any of the foregoing) on the ability of any Subsidiary to (i) pay dividends or make any other distributions on such Subsidiary's capital stock or pay any Indebtedness owed to the Company or any of its Subsidiaries, (ii) make loans to the Company or any of its Subsidiaries, or (iii) transfer any of its property or assets to the Company or any of its Subsidiaries.

Transactions with Officers, Directors and Shareholders.
  Enter or permit any of its subsidiaries to enter into any material transaction or material agreement, including but not limited to any lease, Capital Lease, purchase or sale of real property, purchase of goods or services, with any subsidiary, Affiliate or any officer, or director of any Borrower or of any such subsidiary or Affiliate, or any record or known beneficial owner of equity securities of any such subsidiary, any known record or beneficial owner of equity securities of any such Affiliate or any Borrower, or any record or beneficial owner of at least five percent (5%) of the equity securities of any Borrower, except on terms that are no less favorable to such Borrower or the relevant subsidiary than those that could have been obtained in a comparable transaction by such Borrower or such subsidiary with an unrelated Person and except between Subsidiaries which are consolidated for financial reporting purposes with the Company.

Compliance with ERISA.
  Become party to any prohibited transaction, reportable event, accumulated funding deficiency or plan termination, all within the meaning of ERISA and the Code with respect to any Plan as to which there is an Insufficiency, nor permit any subsidiary to do so (except with respect to a Multiemployer Plan if the foregoing shall result from the act or omission of a Person party to such Multiemployer Plan other than any Borrower or its subsidiary).

Investment Company.
  Be or become an investment company subject to the registration requirements of the Investment Company Act of 1940, as amended, or permit any subsidiary to do so.

Liens.
  Create or incur, or suffer to be created or incurred or come to exist, any Lien in respect of Indebtedness on any vessel or other of its properties or assets of any kind, real or personal, tangible or intangible, included in the Company's consolidated balance sheet in accordance with GAAP, nor shall any Borrower permit any of its subsidiaries to do any of the foregoing. Solely for purposes of the preceding sentence the term "Lien" shall not include (i) Liens with respect to Excluded Assets or Excluded Indebtedness and (ii) other Liens in respect of Indebtedness up to an amount not greater than 40% of the amount of total assets of the Company as shown on its most recent consolidated balance sheet (but excluding the value of any intangible assets) delivered pursuant to Section 4.01(e) or 5.01(c)(ii) or (iii).

Organizational Documents.
  Amend its articles of incorporation (or similar charter documents) or by-laws (except for such amendments as shall not adversely affect the rights and remedies of the Agent or any Lender).


Default


SECTION 6.01. Events of Default.
  If any of the following events ("Events of Default") shall occur and be continuing:

Any Borrower shall fail to pay any facility fee, utilization fee or any installment of principal of any Loan, when due, or shall fail to pay any interest on any such Loan or fee within two (2) days after such interest shall become due; or

Any representation or warranty made by or on behalf of any Borrower under or in connection with this Agreement or any of the other Loan Documents shall prove to have been incorrect in any material respect when made; or

Any Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Agreement or any of the other Loan Documents on its part to be performed or observed and, in each case, any such failure shall remain unremedied for fifteen (15) days after written notice thereof shall have been given to such Borrower by the Agent or any Lender; or

Any Borrower, any of its Material Subsidiaries or any Subsidiary as of the Closing Date shall fail to pay any amount or amounts due in respect of Indebtedness in the aggregate amount in excess of Fifty Million Dollars ($50,000,000) (but excluding Indebtedness resulting from the Loans) of such Borrower, such Material Subsidiary or other such Subsidiary when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Indebtedness; or any other default under one or more agreements or instruments relating to Indebtedness in the aggregate amount in excess of Fifty Million Dollars ($50,000,000) (but excluding Indebtedness resulting from the Loans) of such Borrower, such Material Subsidiary or other such Subsidiary, or any other event, shall occur and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such default or event is to accelerate, the maturity of such Indebtedness; or any such Indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; or

  Any Borrower or any Material Subsidiary shall (A) generally not pay its debts as such debts become due, (B) threaten to stop making payments generally, (C) admit in writing its inability to pay its debts generally,
(D) make a general assignment for the benefit of creditors, (E) not be Solvent or (F) be unable to pay its debts;

Any proceeding shall be instituted in any jurisdiction by or against any Borrower or any Material Subsidiary (A) seeking to adjudicate it a bankrupt or insolvent, (B) seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or (C) seeking the entry of an administration order, an order for relief, or the appointment of a receiver, trustee, or other similar official, for it or for any substantial part of its property, provided, that, in the case of any such proceeding instituted against but not by any Borrower or any Material Subsidiary, such proceeding shall remain undismissed or unstayed for a period of forty-five (45) days or any of the relief sought in such proceeding (including, without limitation, the entry of an order for relief against it or the appointment of a receiver, trustee, custodian or other similar official for it or any substantial part of its property) shall be granted; or

(A) Any Borrower or any Material Subsidiary shall take any corporate action to authorize any of the actions set forth above in subparagraph (e)(2) of this Section 6.01, or (B) any director, or if one or more directors are elected and acting, any two directors of any Borrower or any Material Subsidiary, or any Person owning directly, or indirectly, shares of capital stock of any Borrower or any Material Subsidiary in a number sufficient to elect a majority of directors of any Borrower or any Material Subsidiary, shall take any preparatory or other steps to convene a meeting of any kind of any Borrower or any Material Subsidiary, or any meeting is convened or any other preparatory steps are taken, for the purposes of considering or passing any resolution or taking any corporate action to authorize any of the actions set forth above in subparagraph (e)(2) of this Section 6.01; or

One or more judgments or orders for the payment of money, singly or in the aggregate, in excess of an amount equal to Seventy-five Million Dollars ($75,000,000) (not covered by insurance) shall be rendered against any Borrower or any of its subsidiaries and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or
(ii) there shall have elapsed any period of thirty (30) consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not have been in effect; or

(i) any person or group, other than any Subsidiary, any of the Company's or its Subsidiaries' employee benefit plans or permitted holders after the Closing Date files a Schedule TO or a Schedule 13D (or any successors to those Schedules) stating that it has become and actually is the beneficial owner of the Company's voting stock representing more than 50% of the total voting power of all of the Company's classes of voting stock entitled to vote generally in the election of the members of the Company's board of directors; or (ii) the Company consolidates with or merges with or into another person (other than a Subsidiary), the Company sells conveys, transfers or leases its properties and assets substantially as an entirety to any person (other than a Subsidiary), or any person (other than a Subsidiary) consolidates with or merges with or into the Company, and the Company's outstanding common stock is reclassified into, exchanged for or converted into the right to receive any other property or security, provided that none of these circumstances will be an Event of Default if the persons that beneficially own the Company's voting stock immediately prior to a transaction beneficially own, in substantially the same proportion, shares with a majority of the total voting power of all outstanding voting securities of the surviving or transferee person that are entitled to vote generally in the election of that person's board of directors. For purposes of this paragraph (g), a "permitted holder" means each of Marilyn B. Arison, Mickey Meir Arison, Shari Arison,
Michael Arison or their spouses, children or lineal descendants of Marilyn B. Arison, Mickey Meir Arison, Shari Arison, Michael Arison or their spouses, any trust established for the benefit of any Arison family member mentioned in this paragraph, or any "person" (as such term is used in Section 13(d) or 14(d) of the Exchange Act), directly or indirectly, controlling, controlled by or under common control with any Arison family member mentioned in this paragraph or any trust established for the benefit of any such Arison family member or any charitable trust or non-profit entity established by a permitted holder. Notwithstanding anything to the contrary, the completion of a merger, consolidation or other transaction effected with one of the Company's Affiliates for the purpose of changing its jurisdiction of organization or effecting a corporate reorganization, including, without limitation, the implementation of a holding company structure shall not be deemed to be an Event of Default. For purposes of this paragraph (g), (i) the term "person" and the term "group" have the meanings given by Sections 13(d) and 14(d) of the Exchange Act or any successor provisions; (ii) the term "group" includes any group acting for the purpose of acquiring, holding or disposing of securities within the meaning of Rule 13d-5(b)(1) under the Exchange Act or any successor provision; and (iii) the term "beneficial owner" is determined in accordance with Rules 13d-3 and 13d-5 under the Exchange Act or any successor provision, except that a person will be deemed to have beneficial ownership of all shares that person has the right to acquire irrespective of whether that right is exercisable immediately or only after the passage of time; or

Any material provision of any of the Loan Documents after delivery thereof shall for any reason cease to be valid and binding on the parties thereto (other than the Lenders and the Agent), or any party thereto (other than a Lender or the Agent) shall so state in writing;

then, and in any such event, the Agent on direction of the Required Lenders (i) shall, by notice to the Borrowers, declare the Commitment to be terminated, whereupon the same shall forthwith terminate, and (ii) shall, by notice to the Borrowers, declare each Loan, all interest thereon and all other amounts payable under this Agreement, to be forthwith due and payable (except that no notice shall be required upon the occurrence of an Event of Default described in paragraph (e) of this Section 6.01) whereupon each Loan, all such interest and all such amounts shall become and be forthwith due and payable without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers.


Relation of Lenders; Assignments, Designations And Participations


SECTION 7.01. Lenders and Agent.
  The general administration of this Agreement and the Loan Documents shall be by the Agent, and each Lender hereby authorizes and directs the Agent to take such action (including without limitation retaining lawyers, accountants, surveyors or other experts) or forbear from taking such action as in the Agent's reasonable opinion may be necessary or desirable for the administration hereof (subject to any direction of the Required Lenders and to the other requirements of Section 7.03 hereof). The Agent shall inform each Lender, and each Lender shall inform the Agent, of the occurrence of any Event of Default promptly after obtaining knowledge thereof; however, unless it has actual knowledge of an Event of Default, each of the Agent and the Lenders may assume that no Event of Default has occurred.

SECTION 7.02.Setoff.
  Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Loans due and payable pursuant to the provisions of Section 6.01, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of any Borrower against any and all of the obligations of such Borrower now or hereafter existing under this Agreement, whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. Each Lender agrees promptly to notify the Borrowers after any such set-off and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) which such Lender may have.

SECTION 7.03. Approvals.
  Upon any occasion requiring or permitting an approval of any amendment or modification or any consent, waiver, declaring an Event of Default or taking any action thereafter, or any other action on the part of the Agent or the Lenders under any of the Loan Documents, (1) action may (but shall not be required to) be taken by the Agent for and on the behalf or for the benefit of all Lenders, provided (A) that no other direction of the Required Lenders shall have been previously received by the Agent, and (B) that the Agent shall have received consent of the Required Lenders to enter into any written amendment or modification of the provisions of any of the Loan Documents, or to consent in writing to any material departure from the terms of any Loan Documents by any Borrower or any other party thereto or (2) action shall be taken by the Agent upon the direction of the Required Lenders, and any such action shall be binding on all Lenders; provided further, however, that unless all of the Lenders (other than the Designated Bidders) agree in writing thereto, no amendment, modification, waiver, consent or other action with respect to this Agreement or any of the Revolving Loans shall be effective which (a) increases the Commitment or increases the Percentage Interest of any of the Lenders, except as permitted under Section 2.22, (b) reduces any commission, fee, the principal or interest owing to any Lender in respect of the Revolving Loans hereunder or the method of calculation of any thereof, (c) extends the Maturity Date or the date on which any sum in respect of the Revolving Loans is due hereunder, (d) releases any collateral, guaranty, including the guarantee by the Company pursuant to Article VIII, or other security, (e) amends the provisions of this Section 7.03 or the definition of Required Lenders, (f) waives any condition for Borrowing set forth in Article III or (h) changes any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder.

SECTION 7.04. Exculpation.
  The Agent shall not be liable or answerable for anything whatsoever in connection with any of the Loan Documents or other instrument or agreement required hereunder or thereunder, including responsibility in respect of the execution, delivery, construction or enforcement of any of the Loan Documents or any such other instrument or agreement, or for any action taken or not taken by the Agent in any case involving exercise of any power or authority conferred upon the Agent under any thereof, except for its wilful misconduct or gross negligence, and the Agent shall have no duties or obligations other than as provided herein and therein. The Agent shall be entitled to rely on any opinion of counsel (including counsel for any Borrower or any of its subsidiaries) in relation to any of the Loan Documents or any other instrument or agreement required hereunder or thereunder and upon writings, statements and communications received from any Borrower or any of its subsidiaries (including any representation made in or in connection with any Loan Document), or from any other party to any of the Loan Documents or any documents referred to therein or any other Person, firm or corporation reasonably believed by it to be authentic, and the Agent shall not be required to investigate the truth or accuracy of any writing or representation, nor shall the Agent be liable for any action it has taken or omitted in good faith on such reliance.

SECTION 7.05. Indemnification.
  Each Lender (other than any Designated Bidder) agrees to indemnify the Agent, except to the extent reimbursed by the Borrowers and except in the case of any suit by any Lender against the Agent resulting in a final judgment against the Agent, ratably according to the aggregate principal amount of the Revolving Loans then held by it (or if no Revolving Loans are outstanding or if any such Revolving Loans are held by Persons which are not Lenders, ratably according to the amount of its Commitment) against all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever (except to the extent the foregoing results from the Agent's gross negligence or wilful misconduct) which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of (y) any of the Loan Documents or any other instrument or agreement contemplated hereunder or thereunder or (z) any action taken or omitted by the Agent under any of the Loan Documents or such other instrument or agreement.

SECTION 7.06. Agent as Lender.
  The Agent shall, in its individual capacity, have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not an agent; the term "Lenders" shall include the Agent in its individual capacity to the extent of its Percentage Interest. The Agent and its subsidiaries and Affiliates may accept deposits from, lend money to, and generally engage in any kind of banking, trust or other business with the Borrowers and their respective subsidiaries and Affiliates, as if it were not the Agent.

SECTION 7.07. Notice of Transfer; Resignation; Successor Agent.
     The Agent may deem and treat a Lender party to this Agreement as the owner of such Lender's interest in any Loan and any other instrument or agreement contemplated hereunder or thereunder for all purposes hereof unless and until a written notice of the assignment or transfer thereof, executed by such Lender and otherwise in compliance with the requirements of
Section 7.09 hereof, shall have been received and accepted by the Agent.
The Agent shall resign if directed by the Required Lenders for any reason. The Agent may not resign at any time, except that, upon written notice to the Lenders and the Borrowers, the Agent may resign if in its judgment there exist or may occur reasons related to conflict of interest, a change in, or violation of, law or regulation or interpretation thereof, or such other occurrence that may prevent or impede the Agent in discharging its duties hereunder faithfully and effectively in accordance with their terms.

Any successor Agent shall be appointed by the Required Lenders and shall be a bank or trust company reasonably satisfactory to the Borrowers (so long as no Event of Default shall have occurred and be continuing) and the Required Lenders. If no successor Agent shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the Required Lender's removal of the Agent, then such retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $75,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article VII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

SECTION 7.08. Credit Decision; Not Trustee.
  Each Lender represents that it has made, and agrees that it shall continue to make, its own independent investigation of the financial condition and affairs of the Company and its Subsidiaries, and its own appraisal of the creditworthiness of the Company and its Affiliates and Subsidiaries in connection with the making and performance of this Agreement. The Agent has and shall have no duty or responsibility whatsoever on the date hereof or, except as otherwise expressly provided in this Agreement at any time hereafter, to provide any Lender with any credit or other information. Nothing herein shall (nor shall it be construed so as to) constitute the Agent a trustee for any Borrower or its subsidiaries or impose on it any duties or obligations other than those for which express provision is made in this Agreement or under the other Loan Documents.

SECTION 7.09. Assignments, Designations and Participation.
     Each Lender (other than the Designated Bidders) may assign to one or more banks or other entities all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Loans owing to it); provided, however, that (i) each such assignment shall be of constant, and not a varying, percentage of all rights and obligations under this Agreement (other than any right to make Competitive Loans or Competitive Loans owing to it), (ii) unless the Borrowers and the Agent shall otherwise agree with the assigning Lender, the amount of the Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) that is not to a then existing Lender hereunder, or to a Designated Bidder designated by a then existing Bank hereunder shall in no event be less than Ten Million Dollars ($10,000,000) (and in increments of One Million Dollars ($1,000,000) in excess thereof) or such lesser amount as shall constitute all of such assigning Bank's Commitment and the outstanding principal of Loans payable to it, (iii) each such assignment shall be to an Eligible Assignee, and (iv) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with a processing and recordation fee of $3,500; provided further, however, that each such assignment that is not to a then existing Lender hereunder, or to a Designated Bidder designated by a then existing Bank hereunder, (x) shall be subject to the consent of the Borrowers and the Agent, which consent shall not unreasonably be denied and which consent shall be deemed given unless a Borrower gives the assigning Lender and the Agent written notice of and a reasonable basis for its denial not later than five (5) Business Days following (i) telex, telecopy or cable notice given to the Borrowers and the Agent by the assigning Lender or the Agent of the name of the proposed transferee, the amount of Commitment to be assigned and such information as the Borrowers and the Agent may reasonably request for purposes of making an informed judgment, and, if the proposed transferee is organized under the laws of a jurisdiction outside the United States, (ii) transmission to the Borrowers and the Agent by telecopy of any documents required by Section 2.15(e) to be delivered by the proposed transferee on or before the effective date of the assignment, each properly completed and executed by the proposed transferee. Any consent to assignment untimely or unreasonably denied by a Borrower shall be void and of no effect, and shall not preclude or bar any assignment otherwise permitted by this Section 7.09(a). Any assignment or purported assignment not in compliance with this Section shall be void and of no effect. Without regard to any of the other terms of this Agreement or of any other agreement, any Lender may (i) assign, as collateral or otherwise, any of its rights under this Agreement to any Federal Reserve Bank of the United States without notice to or consent of the Borrowers, the Agent or any other Person, and (ii) with notice to the Agent and the Borrowers, assign all or part of its rights under this Agreement and the other Loan Documents to any of its affiliates. In case of any assignment pursuant to this Section 7.09(a), the assignee shall not be entitled to receive the portion (if any) of any amount otherwise payable under Section 2.13, 2.15 or 2.19 hereof which exceeds the amount which would have been payable under Section 2.13,
2.15 or 2.19 (as the case may be) to the assignor with respect to the rights and obligation so assigned. In the case of a transfer of any Loan from the accounting records of the office of a Lender where such Loan was originally recorded to the accounting records of any other office of such Lender, or a change in the location of the Lending Office from that designated as of the Closing Date, such Lender or the Agent, as the case may be, shall not be entitled to receive the portion (if any) of any amount otherwise payable under Section 2.13, 2.15 or 2.19 hereof which exceeds the amount which would have been payable under Section 2.13, 2.15 or 2.19 (as the case may be) to such Lender or the Agent, as the case may be, if such transfer or change had not been made. In the case of a change in location, from the Closing Date, of the Lending Office, unless the Borrowers shall consent to such change, the Borrowers shall not be required to remit to the Agent pursuant to
Section 2.13, 2.15 or 2.19 hereof any amount that exceeds the amount which would have been payable under Section 2.13, 2.15 or 2.19 (as the case may be) if such change in location had not occurred. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, and delivery of the tax forms and other documents referred to in Section 2.15 hereof, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance and subject to the foregoing, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be party hereto).

By executing and delivering an Assignment and Acceptance, the Lender assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any of the Borrowers or their respective subsidiaries or the performance or observance by any of the Borrowers or their respective subsidiaries of any of their obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to herein Sections 4.01(e) and 5.01(c), and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit B hereto and has attached thereto the forms referred to in paragraph 3(vii) thereof, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register (including the transfer of Loans to such Eligible Assignee by the assigning Lender) and (iii) give prompt notice and an execution counterpart thereof to the Borrowers.

In addition each Lender (other than the Designated Bidders) may designate one or more banks or other entities to have a right to make Competitive Loans as a Lender pursuant to Section 2.04; provided, however, that (i) no such Lender shall be entitled to make more than two such designations with respect to any particular Competitive Loan Borrowing, (ii) each such Lender making one or more of such designations shall retain the right to make Competitive Loans as a Lender pursuant to Section 2.04, (iii) each such designation shall be to a Designated Bidder and (iv) the parties to each such designation shall execute and deliver to the Agent, for its acceptance and recording in the Register, a Designation Agreement. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Designation Agreement, the designee thereunder shall be a party hereto with a right to make Competitive Loans as a Lender pursuant to Section 2.04 and the obligations related thereto.

By executing and delivering a Designation Agreement, the Lender making the designation thereunder and its designee thereunder confirm and agree with each other and the other parties hereto as follows: (i) such Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; (ii) such Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any of the Borrowers or their respective subsidiaries or the performance or observance by any of the Borrowers or their respective subsidiaries of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such designee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 4.01(e) and 5.01(c) and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into the Designation Agreement; (iv) such designee will, independently and without reliance upon the Agent, such designating Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such designee confirms that it is a Designated Bidder; (vi) such designee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such designee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender, including delivery of any documents required under Section 2.15(e).

Upon its receipt of a Designation Agreement executed by a designating Lender and a designee representing that it is a Designated Bidder, the Agent shall, if such Designation Agreement has been completed and is substantially in the form of Exhibit C hereto, (i) accept such Designation Agreement, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Borrowers.

The Agent shall maintain at its address referred to in Section 9.02 of this Agreement a register for the recordation of the names and addresses of the Lenders and, with respect to Lenders other than Designated Bidders, the Commitment of, and principal amount of the Loans owing to, each Lender from time to time and a copy of each Assignment and Acceptance and Designation Agreement delivered to and accepted by it (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by any Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice and each shall be entitled to make copies thereof at its expense.

Each Lender and the Agent may grant participations to one or more banks or other entities in or to all or any part of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Loans owing to it); provided, however, that, notwithstanding the grant of any such participation by any Lender, such participation, and the right to grant such a participation, shall be expressly subject to the following conditions and limitations: (i) such Lender's obligations under this Agreement (including without limitation, its Commitment to the Borrowers hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Lender shall remain the holder of any such Loans for all purposes of this Agreement, (iv) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement, (v) such Lender shall continue to be able to agree to any modification or amendment of this Agreement or any waiver hereunder without the consent, approval or vote of any such participant or group of participants, other than modifications, amendments, and waivers which (a) postpone the Maturity Date or any date fixed for any payment of, or reduce any payment of, principal of or interest on such Lender's Loans or any fees or other amounts payable under this Agreement, or (b) increase the amount of such Lender's Commitment, or (c) change the interest rate payable under this Agreement, or (d) release all or substantially all of any collateral or guaranty, provided that if a Lender agrees to any modification or waiver relating to items (a) through (d), the Borrowers, the Agent and each other Lender may conclusively assume that such Lender duly received any necessary consent of each of its participants and (vi) except as contemplated by the immediately preceding clause (v), no participant shall be deemed to be or to have any of the rights or obligations of a "Lender" hereunder.

Any Lender may, in connection with any assignment, designation or participation or proposed assignment, designation or participation pursuant to this Section 7.09, disclose to the assignee, Designated Bidder or participant, or proposed assignee, designated bidder or participant, any information relating to any Borrower or its subsidiaries furnished to such Lender by or on behalf of such Borrower, provided that the Person receiving such information undertakes not to disclose it to a third party except pursuant to, and subject to the conditions provided in, this Section 7.09.

SECTION 7.10. Syndication Agent and Co-Documentation Agents.
  Each of the Syndication Agent and Co-Documentation Agents shall have no duties, responsibilities, rights or liabilities as Syndication Agent or Co-Documentation Agent under this Agreement or any of the other Loan Documents and, other than as a Lender, shall not be liable or answerable for anything whatsoever in connection with any of the Loan Documents or other instrument or agreement required hereunder or thereunder, including responsibility in respect of the execution, delivery, construction or enforcement of any of the Loan Documents or any such other instrument or agreement, or for any action taken or not taken by any Person with respect thereto. Each of the Syndication Agent and Co-Documentation Agents has and shall have no duty or responsibility whatsoever on the date hereof or at any time hereafter, to provide any Bank with any credit or other information. Nothing herein shall (nor shall it be construed so as to) constitute the Syndication Agent or any Co-Documentation Agent a trustee for any Borrower or its subsidiaries or impose on it any duties or obligations whatsoever under this Agreement, the other Loan Documents, or otherwise.


Guarantee


In order to induce the Lenders to extend credit to the Borrowing Subsidiaries hereunder, the Company hereby irrevocably and unconditionally guarantees, as a primary obligor and not merely as a surety, the Obligations of the Borrowing Subsidiaries. The Company further agrees that the due and punctual payment of the Obligations of the Borrowing Subsidiaries may be extended or renewed, in whole or in part, without notice to or further assent from it, and that it will remain bound upon its guarantee hereunder notwithstanding any such extension or renewal of any Obligation.

The Company waives presentment to, demand of payment from and protest to any Borrowing Subsidiary of any of the Obligations, and also waives notice of acceptance of its obligations and notice of protest for nonpayment. The obligations of the Company hereunder shall not be affected by (a) the failure of any Lender to assert any claim or demand or to enforce any right or remedy against any Borrowing Subsidiary under the provisions of this Agreement, any Borrowing Subsidiary Agreement, any other Loan Document or otherwise; (b) any extension or renewal of any of the Obligations; (c) any rescission, waiver, amendment or modification of, or release from, any of the terms or provisions of this Agreement, any Borrowing Subsidiary Agreement or any other Loan Document or agreement; (d) the failure or delay of any Lender to exercise any right or remedy against any other guarantor of the Obligations; (e) the failure of any Lender to assert any claim or demand or to enforce any remedy under any Loan Document or any other agreement or instrument; (f) any default, failure or delay, wilful or otherwise, in the performance of the Obligations; or (g) any other act, omission or delay to do any other act which may or might in any manner or to any extent vary the risk of the Company or otherwise operate as a discharge of the Company as a matter of law or equity or which would impair or eliminate any right of the Company to subrogation.

The Company further agrees that its guarantee hereunder constitutes a promise of payment when due (whether or not any bankruptcy or similar proceeding shall have stayed the accrual or collection of any of the Obligations or operated as a discharge thereof) and not merely of collection, and waives any right to require that any resort be had by any Lender to any balance of any deposit account or credit on the books of any Lender in favor of any Borrower or subsidiary or any other Person.

The obligations of the Company hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever, by reason of the invalidity, illegality or unenforceability of the Obligations, any impossibility in the performance of the Obligations or otherwise.

The Company further agrees that its obligations hereunder shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of any Obligation is rescinded or must otherwise be restored by any Lender upon the bankruptcy or reorganization of any Borrower or otherwise.

In furtherance of the foregoing and not in limitation of any other right which any Lender may have at law or in equity against the Company by virtue hereof, upon the failure of any Borrowing Subsidiary to pay any Obligation when and as the same shall become due, whether at maturity, by acceleration, after notice of prepayment or otherwise, the Company hereby promises to and will, upon receipt of written demand by the Agent, forthwith pay, or cause to be paid, to the Agent for distribution to the Lenders in cash an amount equal the unpaid principal amount of such Obligation. The Company further agrees that if payment in respect of any Obligation shall be due in a currency other than Dollars and/or at a place of payment other than New York and if, by reason of any legal prohibition, disruption of currency or foreign exchange markets, war or civil disturbance or other event, payment of such Obligation in such currency or at such place of payment shall be impossible or, in the reasonable judgment of any Lender, not consistent with the protection of its rights or interests, then, at the election of such Lender, the Company shall make payment of such Obligation in Dollars (based upon the applicable Spot Exchange Rate in effect on the date of payment) and/or in New York, and shall indemnify such Lender against any losses or expenses (including losses or expenses resulting from fluctuations in exchange rates) that it shall sustain as a result of such alternative payment.

Upon payment in full by the Company of any Obligation of any Borrowing Subsidiary, each Lender shall, in a reasonable manner, assign to the Company the amount of such Obligation owed to such Lender and so paid, such assignment to be pro tanto to the extent to which the Obligation in question was discharged by the Company, or make such disposition thereof as the Company shall direct (all without recourse to any Lender and without any representation or warranty by any Lender). Upon payment by the Company of any sums as provided above, all rights of the Company against any Borrowing Subsidiary arising as a result thereof by way of right of subrogation or otherwise shall in all respects be subordinated and junior in right of payment to the prior indefeasible payment in full of all the Obligations owed by such Borrowing Subsidiary to the Lenders (it being understood that, after the discharge of all the Obligations due and payable from such Borrowing Subsidiary, such rights may be exercised by the Company notwithstanding that such Borrowing Subsidiary may remain contingently liable for indemnity or other Obligations).


Miscellaneous


SECTION 9.01. Amendments.
  No amendment, supplement or modification to this Agreement shall be enforceable against any Borrower unless the same shall be in writing and signed by such Borrower. No amendment or waiver of any provision of this Agreement or any instrument delivered hereunder, nor consent to any departure by any Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Agent and, to the extent required by Section 7.03 hereof, the Required Lenders or each Lender, as the case may be, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

SECTION 9.02. Notices.
  All notices, demands and other communications provided for hereunder shall be in writing (including telegraphic communication) (except as otherwise expressly herein provided respecting telephone notice) and mailed, telexed, telecopied or telegraphed or delivered, if to any Borrower at its address set forth below its signature herein written; and if to a Lender other than the Agent, at its address set forth below its signature herein written; or, as to each party, at such other address as shall be designated by such party in a notice to the other parties hereto. All such notices and communications shall, when mailed, telexed, telecopied, telephoned or telegraphed, be effective upon the earliest of (i) actual receipt, (ii) seven days from the date when deposited in the mails, or (iii) when (on a Business Day and during normal business hours at the addressee's address) transmitted by telecopy or telex or delivered to the telegraph company, respectively, except that notices and communications to the Agent or any Lender pursuant to Article II hereof shall not be effective until received by the Agent or such Lender.

SECTION 9.03. No Waiver; Remedies.
  Regardless of any fact known or investigation undertaken by the Agent or any Lender, no failure on the part of the Agent or any Lender to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

SECTION 9.04. Costs, Expenses, Fees and Indemnities.
     Each Borrower agrees to pay on demand (i) in connection with the preparation, execution, and delivery of this Agreement and the instruments and other documents to be delivered hereunder, (y) the reasonable fees and out-of-pocket expenses of Cravath, Swaine & Moore, as special counsel for the Agent (and any local counsel retained by such firm) with respect to the closing of the Transaction and (z) all other reasonable costs and expenses of the Lenders and the Agent (other than any other legal fees and related expenses incurred by them) and (ii) after the Closing Date, all reasonable costs and expenses in connection with the administration of this Agreement and the other instruments and documents to be delivered hereunder, including, without limitation, the reasonable fees and out-of-pocket expenses of any counsel for the Agent or the Lenders in connection with advice given the Agent or the Lenders, from time to time, as to their rights and responsibilities under this Agreement and such instruments and documents. The Borrowers shall not be liable to any Lender in respect of any costs or expenses incurred in connection with any assignment or grant of participation under Section 7.09 hereof. Each Borrower further agrees to pay on demand all losses, costs and expenses, if any (including, without limitation, reasonable counsel fees and expenses), in connection with the enforcement of this Agreement and the instruments and other documents delivered hereunder, including, without limitation, losses, costs and expenses sustained as a result of a Default by any Borrower in the performance of its obligations contained in this Agreement or any instrument or document delivered hereunder.

Each Borrower agrees to indemnify and hold harmless each of the Lenders and the Agent, and its and their respective Affiliates, directors, officers, employees, agents, representatives, counsel and advisors (each an "Indemnified Party") from and against any and all claims, damages, losses, liabilities and expenses (including, without limitation, reasonable fees and disbursements of counsel and the costs of investigation and defense thereof) which may be incurred by or asserted or awarded against any Indemnified Party, in each case based upon, arising out of or in connection with or by reason of, the Transaction, including, without limitation, any act or failure to act by the Agent where such act or failure to act was taken pursuant to any Borrower's request or any transaction contemplated by this Agreement or any Loan Document, whether or not any Loan hereunder is made, except to the extent that such claim, damage, loss, liability or expense results from the gross negligence or willful misconduct of such Indemnified Party. The indemnities of this Agreement shall survive the termination of this Agreement and the other Loan Documents.

SECTION 9.05. Judgment.
     If, for the purpose of obtaining judgment in any court, it is necessary to convert a sum owing hereunder in one currency into another currency, each party hereto agrees, to the fullest extent that it may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures in the relevant jurisdiction the first currency could be purchased with such other currency on the Business Day immediately preceding the day on which final judgment is given.

The obligations of each Borrower in respect of any sum due to any party hereto or any holder of the obligations owing hereunder (the "Applicable Creditor") shall, notwithstanding any judgment in a currency (the "Judgment Currency") other than the currency in which such sum is stated to be due hereunder (the "Agreement Currency"), be discharged only to the extent that, on the Business Day following receipt by the Applicable Creditor of any sum adjudged to be so due in the Judgment Currency, the Applicable Creditor may in accordance with normal banking procedures in the relevant jurisdiction purchase the Agreement Currency with the Judgment Currency; if the amount of the Agreement Currency so purchased is less than the sum originally due to the Applicable Creditor in the Agreement Currency, such Borrower agrees, as a separate obligation and notwithstanding any such judgment, to indemnify the Applicable Creditor against such loss. The obligations of the Borrowers contained in this Section 9.05 shall survive the termination of this Agreement and the payment of all other amounts owing hereunder.

SECTION 9.06. Consent to Jurisdiction; Waiver of Immunities.
     Each Borrower hereby irrevocably submits to the jurisdiction of any New York State court sitting in New York County and to the jurisdiction of the United States District Court for the Southern District of New York in any action or proceeding arising out of or relating to this Agreement, and each Borrower hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. Each Borrower hereby irrevocably waives, to the fullest extent it may effectively do so, the defense of an inconvenient forum to the maintenance of such action or proceeding. Each Borrower hereby irrevocably appoints C T Corporation System (the "Process Agent"), with an office on the date hereof at 111 Eighth Avenue, New York, New York 10011, United States, as its agent to receive on behalf of itself and its property service of copies of the summons and complaint and any other process which may be served in any such action or proceeding. Such service may be made by mailing or delivering a copy of such process to any Borrower in care of the Process Agent (or any successor thereto, as the case may be) at such Process Agent's above address (or the address of any successor thereto, as the case may be), and each Borrower hereby irrevocably authorizes and directs the Process Agent (and any successor thereto) to accept such service on its behalf. Each Borrower shall appoint a successor agent for service of process should the agency of C T Corporation System terminate for any reason, and further shall at all times maintain an agent for service of process in New York, New York, so long as there shall be outstanding any Obligations under the Loan Documents. Each Borrower shall give notice to the Agent of any appointment of successor agents for service of process, and shall obtain from each successor agent a letter of acceptance of appointment and promptly deliver the same to the Agent. As an alternative method of service, each Borrower also irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to it at its address specified in Section 9.02 hereof. Without waiver of its rights of appeal permitted by relevant law, each Borrower agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law.

Nothing in this Section 9.06 shall affect the right of the Agent or any Lender to serve legal process in any other manner permitted by law, or affect the right of the Agent or any Lender to bring any action or proceeding against any Borrower or its properties in the courts of any other jurisdiction.

To the extent that any Borrower has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, each Borrower hereby irrevocably waives such immunity in respect of its obligations under this Agreement.

SECTION 9.07. Binding Effect; Merger; Severability; GOVERNING LAW.
     This Agreement shall become effective when it shall have been executed by the Borrowers and the Agent and when the Agent shall have been notified by each Bank that such Bank has executed it and thereafter this Agreement shall be binding upon, and shall inure to the benefit of each Borrower, the Agent and each Lender, and their respective successors and assigns, except that no Borrower shall have the right to assign its rights hereunder or any interest herein. Each Lender may, to the extent permitted under this Agreement, assign to any other financial institution all or any part of, or any interest in, the Lender's rights and benefits hereunder and under any instrument delivered hereunder, and to the extent of such assignment such assignee shall have the same rights and benefits against each Borrower as it would have had if it were the Lender hereunder.

The Loan Documents, together with all attachments and exhibits to each of them and all other documents referenced herein and therein, and delivered hereunder and thereunder and pursuant hereto and thereto, constitute the entire agreement among the parties with respect to the subject matter hereof and thereof, and supersede all prior and contemporaneous written and oral understandings and agreements related thereto among the parties.

If any word, phrase, sentence, paragraph, provision or section of the Loan Documents shall be held, declared, pronounced or rendered invalid, void, unenforceable or inoperative for any reason by any court of competent jurisdiction, governmental authority, statute, or otherwise, such holding, declaration, pronouncement or rendering shall not adversely affect any other word, phrase, sentence, paragraph, provision or section of the Loan Documents, which shall otherwise remain in full force and effect and be enforced in accordance with their respective terms.

This Agreement has been delivered in New York, New York. THIS AGREEMENT SHALL BE GOVERNED BY, AND BE CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK, UNITED STATES OF AMERICA, INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE (WITHOUT REFERENCE TO CONFLICTS OF LAWS PRINCIPLES (OTHER THAN TITLE 14 OF ARTICLE 5 OF THE GENERAL OBLIGATIONS
LAW)).

SECTION 9.08. Counterparts.
  This Agreement may be executed in as many counterparts as may be deemed necessary or convenient and by each party hereto on separate counterparts, each of which, when so executed, shall be deemed as original, but all such counterparts shall constitute but one and the same agreement.

SECTION 9.09. WAIVER OF JURY TRIAL.
  BY ITS SIGNATURE BELOW WRITTEN EACH PARTY HERETO HEREBY IRREVOCABLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE LOAN DOCUMENTS HEREIN DESCRIBED OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.
[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, the parties hereto have caused this agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.
THE CHASE MANHATTAN BANK,
  as Agent

By:
/s/ John C. Riordan___________
     Title: Vice President
     Address:	270 Park Avenue
		New York, NY 10017

     Telephone: (212) 270-4768
     Telecopy: (212) 270-5221
CARNIVAL CORPORATION

By:/s/ Gerald R. Cahill________________
     Title: Sr. Vice President Finance
& CEO
     Address:	3655 N.W. 87th Avenue
		Miami, Fl 33178-2428

     Telephone: (305) 599-2600
     Telecopy: (305) 406-4700
BANK OF AMERICA, N.A.,
  as Syndication Agent,

/s/ George V. Hauster_________
     Title: Managing Director
     Address:	555 S. Flower Street
		Los Angeles, CA 90071

     Telephone: (213) 228-2639
     Telecopy: (213) 228-3145



Percentage Interest
15.2%
Commitment
$212,500,000
THE CHASE MANHATTAN BANK
By:
/s/ John C. Riordan_______________
     Title: Vice President
     Address:	270 Park Avenue
		New York, NY 10017

     Telephone: (212) 270-4768
     Telecopy: (212) 270-5221



Percentage Interest
15.2%
Commitment
$212,500,000
BANK OF AMERICA, N.A.

By: /s/ George V. Hausler______
     Title: Managing Director
     Address: 555 S. Flower Street
        	        Los Angeles, CA 90071

     Telephone: (213) 228-2639
     Telecopy: (213) 228-3145



Percentage Interest
10.0%
Commitment
$140,000,000
BNP PARIBAS


By: /s/ John Stacy_________________
      Title: Managing Director

By: /s/ Mike Shryock______________
      Title: Vice President
     Address:	1200 Smith, Suite 3100
	Houston, TX  77002

     Telephone:  (713) 982-1105
     Telecopy:    (713) 659-5228



Percentage Interest
10.0%
Commitment
$140,000,000
CITIBANK, N.A.


By: /s/ Charles R. Delamater________
     Title: Managing Director
     Address: 388 Greenwich Street,
23rd Flr.
  	        New York, NY 10013

     Telephone: (212) 816-5430
     Telecopy: (212) 516-5429


Percentage Interest
10.0%
Commitment
$140,000,000
UBM-UNICREDIT BANCA MOBILIARE

By: /s/ Christopher Eldin____________
      Title: First Vice President &
      Deputy Manager

By: /s/ Saiyed Abbas_______________
      Title: Vice President
     Address: 375 Park Avenue
        New York, NY 10152

     Telephone: (212) 546-9611
     Telecopy: (212) 546-9665


Percentage Interest
7.1%
Commitment
$100,000,000
KREDITANSTALT FUER WIEDERAUFBAU



By: /s/ Andreas Uibelesum__________
           Title: First Vice President

By: /s/ Matthias Hartke_____________
     Title: Vice President
    Address:  Palmengartenstr Str. 5-9
	        60325 Frankfurt am Main
Germany

     Telephone:  49-69-7431 0
     Telecopy:    49-69-7431 3768


Percentage Interest
7.1%
Commitment
$100,000,000
SUN TRUST BANKS, INC.



By: /s/ W. David Wisdom_________
      Title: Vice President
     Address: 25 Park Place, 21st Floor
        Atlanta, GA 30302

    Telephone: (404) 588-8200



Percentage Interest
3.6%
Commitment
$50,000,000
BANCA DI ROMA, NEW YORK BRANCH

By: /s/ Steven Paley________________
     Title: First Vice President

By: /s/ Christopher Strike____________
     Title: Assistant Vice President
     Address:	34 East 51st Street
		New York, NY  10022

	     Telephone:  (212) 407-1791
	     Telecopy:    (212) 407-1740


Percentage Interest
3.6%
Commitment
$50,000,000
BANCA NAZIONALE DEL LAVORO, S.P.A., NEW
YORK BRANCH



By: /s/ Giolio Giovine_____________
      Title: Vice President

By: /s/ Leornardo Valentini_________
      Title: First Vice President
     Address:	25 West 51st Street
	            New York, NY  10019

     Telephone:  (212) 314-0263
     Telecopy:    (212) 765-2978


Percentage Interest
3.6%
Commitment
$50,000,000
CREDIT SUISSE FIRST BOSTON


By: /s/ Robert M. Finney___________
      Title: Managing Director

By: /s/ Jeffrey Bernstein____________
      Title: Vice President
     Address:	11 Madison Avenue
	New York, NY  10010

     Telephone:  (212) 325-9038
     Telecopy:    (212) 325-8319


Percentage Interest
3.6%
Commitment
$50,000,000
FIRSTAR BANK, N.A.


By: /s/ Derek S. Roudebush__________
      Title: Vice President
     Address:	Firstar Tower
	425 Walnut Street
		8th Floor
		Cincinnati, OH  45202

     Telephone:  (513) 632-3002
     Telecopy:    (513) 632-2068


Percentage Interest
3.6%
Commitment
$50,000,000
WESTDEUTSCHE LANDESBANK GIROZENTRALE,
NEW YORK BRANCH



By: /s/ Lisa Walker________________
      Title: Associate Director

By: /s/ Barry S. Wadler_____________
      Title: Associate Director
     Address:	1211 Avenue of the
Americas
New York, NY  10036

     Telephone:  (212) 852-6152
     Telecopy:    (212) 302-7946



Percentage Interest
2.1%
Commitment
$30,000,000
INTESABCI--NEW YORK BRANCH




By: /s/ Charles Dougherty__________
      Title: Vice President

By: /s/ J. Dickerhof________________
      Title: Vice President
     Address:	One William Street
		New York, NY  10004

     Telephone:  (212) 607-3896
     Telecopy:    (212) 809-2124



Percentage Interest
1.8%
Commitment
$25,000,000
THE DAI-ICHI KANGYO BANK, LTD



By: /s/ Robert P. Gallagher___________
      Title: Vice President
     Address:	One World Trade Center,
Suite 4911
	New York, NY  10048

     Telephone:  (212) 432-6642
     Telecopy:    (212) 524-0049


Percentage Interest
1.8%
Commitment
$25,000,000
THE NORTHERN TRUST COMPANY



By: /s/ Ashish S. Bhagwat____________
      Title: Second Vice President
     Address:	50 S. LaSalle
	Chicago, IL  60675

     Telephone:  (312) 630-6203
     Telecopy:    (312) 630-6062


Percentage Interest
1.8%
Commitment
$25,000,000
SAN PAOLO IMI SPA



By: /s/ Carlo Persico__________________
      Title: General Manager

By: /s/ Glen Binder___________________
       Tiltle: Vice President
     Address: 245 Park Avenue
		New York, NY 10167

     Telephone: (212) 692-3016/3165
     Telecopy: (212) 692-3178











EXHIBIT 10.2

=========================================================================
=


                              CARNIVAL CORPORATION


                                       AND


                      U.S. BANK TRUST NATIONAL ASSOCIATION,
                                     TRUSTEE



                                -----------------



                                    INDENTURE


                           DATED AS OF APRIL 25, 2001


                                -----------------




                  UNSECURED AND UNSUBORDINATED DEBT SECURITIES

=========================================================================
=


                              CARNIVAL CORPORATION
                             CROSS REFERENCE SHEET*

THIS CROSS REFERENCE SHEET SHOWS THE LOCATION IN THE INDENTURE OF THE
PROVISIONS
INSERTED PURSUANT TO SECTION 310-318(A), INCLUSIVE, OF THE TRUST
INDENTURE ACT
OF 1939.

                                                             SECTIONS OF
                               TRUST INDENTURE ACT             INDENTURE
                                 -------------------               ------
-----
310(a)(1)(2)...................................................    6.9
      (3)(4)..........................................    Inapplicable
         (5)...................................................    6.9

310(b)................................................    6.8 and 6.10
   (b)(1)(A)(C).......................................    Inapplicable

310(c)................................................    Inapplicable

310(a)(b).............................................    6.13 and 7.3
   (c)................................................... Inapplicable

313(a)(1)(2)(3)(4)(5)(7).......................................    7.3
   (6)................................................    Inapplicable
   (b)(1).............................................    Inapplicable
      (2)......................................................    7.3
   (c)(d)......................................................    7.3

314(a).........................................................    7.4
   (b)................................................    Inapplicable
   (c)(1)(2)...................................................    1.2
      (3)................................................ Inapplicable
   (d)....................................................Inapplicable
   (e).........................................................    1.2

315(a)(c)(d)...................................................    6.1
   (b).........................................................    6.2
   (e)........................................................    5.14

316(a)(1)......................................................    5.12
and 5.13
      (2).................................................Inapplicable
   (b).........................................................    5.8
   (c)........................................................    5.15

317(a).....................................................5.3 and 5.4
   (b)........................................................    10.3

318(a)(c)......................................................    1.5
   (b)................................................    Inapplicable

----------
* The Cross Reference Sheet is not part of the Indenture.




                                TABLE OF CONTENTS






                                   ARTICLE I.
             DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

Section 1.1       Certain Terms Defined..............................1
Section 1.2       Compliance Certificates and Opinions...............9
Section 1.3       Form of Documents Delivered to Trustee............10
Section 1.4       Acts of Holders...................................10
Section 1.5       Conflict with Trust Indenture Act of 1939.........11
Section 1.6       Effect of Headings and Table of Contents..........12
Section 1.7       Separability Clause...............................12
Section 1.8       Benefits of Indenture.............................12
Section 1.9       Legal Holidays....................................12

                                   ARTICLE II.
                                 SECURITY FORMS

Section 2.1       Forms Generally...................................12
Section 2.2       Form of Face of Security..........................13
Section 2.3       Form of Reverse of Security.......................15
Section 2.4       Form of Trustee's Certificate of Authentication...21
Section 2.5       Securities Issuable in the Form of a
                  Global Security...................................21

                                  ARTICLE III.
                                 THE SECURITIES

Section 3.1       Amount Unlimited; Issuable in Series..............22
Section 3.2       Denominations.....................................24
Section 3.3       Execution, Authentication, Delivery and Dating    24
Section 3.4       Temporary Securities..............................26
Section 3.5       Registration; Registration of Transfer and
                  Exchange..........................................26
Section 3.6       Mutilated, Destroyed, Lost or Stolen Securities...27
Section 3.7       Payment of Interest; Interest Rights Preserved....28
Section 3.8       Persons Deemed Owners.............................29
Section 3.9       Cancellation......................................30
Section 3.10      Computation of Interest...........................30

                                   ARTICLE IV.
                           SATISFACTION AND DISCHARGE

Section 4.1       Satisfaction and Discharge of Indenture...........30
Section 4.2       Application of Trust Money........................31
Section 4.3       Repayment of Moneys Held by Paying Agent..........32
Section 4.4       Repayment of Moneys Held by Trustee...............32


                                   ARTICLE V.
                                    REMEDIES

Section 5.1       Events of Default..    ...........................32
Section 5.2       Acceleration of Maturity; Rescission and
                  Annulment.........................................34
Section 5.3       Collection of Indebtedness and Suits for
                  Enforcement by  Trustee...........................35
Section 5.4       Trustee May File Proofs of Claim..................36
Section 5.5       Trustee May Enforce Claims Without Possession
                  of Securities.....................................37
Section 5.6       Application of Money Collected....................37
Section 5.7       Limitation on Suits...............................37
Section 5.8       Unconditional Right of Holders to Receive
                  Principal, Premium and Interest...................38
Section 5.9       Restoration of Right and Remedies.................38
Section 5.10      Rights and Remedies Cumulative....................38
Section 5.11      Delay or Omission Not Waiver......................39
Section 5.12      Control by Holders................................39
Section 5.13      Waiver of Past Defaults...........................39
Section 5.14      Undertaking for Costs.............................40
Section 5.15      Waiver of Stay or Extension Laws..................40

                                   ARTICLE VI.
                                   THE TRUSTEE

Section 6.1       Certain Duties and Responsibilities...............40
Section 6.2       Notice of Defaults................................41
Section 6.3       Certain Rights of Trustee.........................42
Section 6.4       Trustee Not Responsible for Recitals in
                  Indenture or in Securities........................43
Section 6.5       May Hold Securities...............................43
Section 6.6       Money Held in Trust...............................43
Section 6.7       Compensation and Reimbursement....................43
Section 6.8       Disqualification; Conflicting Interest............44
Section 6.9       Corporate Trustee Required; Eligibility...........50
Section 6.10      Resignation and Removal; Appointment of
                  Successor.........................................50
Section 6.11      Acceptance of Appointment by Successor............52
Section 6.12      Merger, Conversion, Consolidation or Succession
                  to Business.......................................53
Section 6.13      Preferential Collection of Claims Against
                  Company...........................................54

                                  ARTICLE VII.
                HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY

Section 7.1       Company to Furnish Trustee Information as to
                  Names And Addresses of Holders....................58
Section 7.2       Preservation of Information; Communications to
                  Holders...........................................58
Section 7.3       Reports by Trustee................................60
Section 7.4       Reports by Company................................61


                                       ii


                                  ARTICLE VIII.
                    CONSOLIDATION, MERGER, SALE OR CONVEYANCE

Section 8.1       Consolidations and Mergers of Company
                  Permitted Subject to Certain Conditions...........62
Section 8.2       Rights and Duties of Successor Corporation........63

                                   ARTICLE IX.
                             SUPPLEMENTAL INDENTURES

Section 9.1       Supplemental Indentures Without Consent of
                  Holders...........................................63
Section 9.2       Supplemental Indentures with Consent of Holders...65
Section 9.3       Execution of Supplemental Indentures..............66
Section 9.4       Effect of Supplemental Indentures.................66
Section 9.5       Reference in Securities to Supplemental
                  Indentures........................................66

                                   ARTICLE X.
                       PARTICULAR COVENANTS OF THE COMPANY

Section 10.1      Payment of Principal, Premium and Interest........66
Section 10.2      Maintenance of Office or Agency...................67
Section 10.3      Money for Securities Payments to be Held
   in Trust..........................................67
Section 10.4      Statement by Officers as to Default...............68
Section 10.5      Additional Amounts................................68

                                   ARTICLE XI.
                            REDEMPTION OF SECURITIES

Section 11.1      Applicability of Article..........................70
Section 11.2      Election to Redeem; Notice to Trustee.............70
Section 11.3      Selection by Trustee of Securities to Be
                  Redeemed..........................................71
Section 11.4      Notice of Redemption..............................71
Section 11.5      Deposit of Redemption Price.......................72
Section 11.6      Securities Payable on Redemption Date.............72
Section 11.7      Securities Redeemed in Part.......................72
Section 11.8      Optional Redemption or Assumption of Securities
                  under Certain Circumstances.......................73

                                  ARTICLE XII.
                         REPAYMENT AT OPTION OF HOLDERS

Section 12.1      Applicability of Article..........................74
Section 12.2      Repayment of Securities...........................74
Section 12.3      Exercise of Option................................74
Section 12.4      When Securities Presented for Repayment Become
                  Due and Payable...................................75
Section 12.5      Securities Repaid in Part.........................75


                                      iii


                                  ARTICLE XIII.
                                  SINKING FUNDS

Section 13.1      Applicability of Article..........................75
Section 13.2      Satisfaction of Sinking Fund Payments with
                  Securities........................................75
Section 13.3      Redemption of Securities for Sinking Fund.........76

                                  ARTICLE XIV.
   IMMUNITY OF INCORPORATORS, SHAREHOLDERS, OFFICERS, DIRECTORS AND
EMPLOYEES

Section 14.1      Exemption from Individual Liability...............77

                                   ARTICLE XV.
                            MISCELLANEOUS PROVISIONS

Section 15.1      Successors and Assigns of Company Bound by
                  Indenture.........................................77
Section 15.2      Acts of Board, Committee or Officer of
                  Successor Corporation Valid.......................77
Section 15.3      Required Notices or Demands.......................77
Section 15.4 Indenture and Securities To Be Construed In Accordance With the Laws of the State of
                  New York..........................................78
Section 15.5      Indenture May Be Executed in Counterparts.........78



                                       iv


         INDENTURE, dated as of the 25th day of April, 2001, between CARNIVAL
CORPORATION, a corporation duly organized and existing under the laws of the
Republic of Panama (hereinafter sometimes called the "Company"), party of the first part, and U.S. BANK TRUST NATIONAL ASSOCIATION, a national banking association organized and existing under the laws of the United States of America (hereinafter sometimes called the "Trustee"), party of the second part.

         WHEREAS, for its lawful corporate purposes, the Company deems it necessary to issue its securities and has duly authorized the execution and delivery of this Indenture to provide for the issuance from time to time of its unsecured and unsubordinated debentures, notes or other evidences of indebtedness (herein called the "Securities"), to be issued in one or more series as in this Indenture provided.

         WHEREAS, all things necessary to constitute these presents a valid indenture and agreement according to its terms have been done and performed by the Company, and the execution of this Indenture has in all respects been duly authorized by the Company, and the Company, in the exercise of legal right and power in it vested, executes this Indenture.

         NOW, THEREFORE, THIS INDENTURE WITNESSETH:

         That in order to declare the terms and conditions upon which the Securities are made, executed, authenticated, issued and delivered, and in consideration of the premises, of the purchase and acceptance of Securities by the Holders thereof and of the sum of One Dollar to it duly paid by the Trustee at the execution of these presents, the receipt whereof is hereby acknowledged, the Company and the Trustee covenant and agree with each other, for the equal and proportionate benefit of the respective Holders from time to time of the
Securities or of series thereof, as follows:

                                   ARTICLE I.

                        DEFINITIONS AND OTHER PROVISIONS
                             OF GENERAL APPLICATION

         SECTION 1.1 CERTAIN TERMS DEFINED. The terms defined in this
Section
1.1 (except as herein otherwise expressly provided or unless the context otherwise requires) for all purposes of this Indenture and of any indenture supplemental hereto shall have the respective meanings specified in this Section
1.1. All other terms used in this Indenture which are defined in the Trust
Indenture Act of 1939 or which are by reference therein defined in the Securities Act of 1933, as amended (except as herein otherwise expressly provided or unless the context otherwise requires), shall have the meanings assigned to such terms in said Trust Indenture Act and in said Securities Act as in force at the date of this Indenture as originally executed.

         Certain terms, used principally in Article 6, are defined in that
Article.


ACT

         The term "Act", when used with respect to any Holder, shall have the meaning specified in Section 1.4.

AFFILIATE; CONTROL

         The term "Affiliate" of any specified Person shall mean any other
Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person shall mean the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing.

AUTHORIZED NEWSPAPER

         The term "Authorized Newspaper" shall mean a newspaper printed in the
English language and customarily published at least once a day on each business day in each calendar week and of general circulation in the Borough of Manhattan, the City and State of New York, whether or not such newspaper is published on Saturdays, Sundays and legal holidays.

BOARD OF DIRECTORS

         The term "Board of Directors" or "Board", when used with reference to the Company, shall mean the Board of Directors of the Company or any duly authorized committee of such Board.

BOARD RESOLUTION

         The term "Board Resolution" shall mean a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification, and delivered to the Trustee.

BUSINESS DAY

         The term "business day", when used with respect to any Place of Payment, shall mean any day other than a Saturday or a Sunday or a day on which banking institutions in the Place of Payment are authorized or obligated by law or regulation to close.

COMMISSION

         The term "Commission" shall mean the Securities and Exchange Commission, as from time to time constituted, created under the Securities
Exchange Act of 1934, as amended, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act of 1939, then the body performing such duties at such time.


COMPANY

         The term "Company" shall mean Carnival Corporation, a Panama corporation, and, subject to the provisions of Article 8, shall also include its successors and assigns.

COMPANY REQUEST; COMPANY ORDER

         The term "Company Request" or "Company Order" shall mean a written request or order signed in the name of the Company by its Chairman or Vice
Chairman of the Board, its President, an Executive Vice President or a Vice
President, and by its Treasurer, an Assistant Treasurer, its Controller, an
Assistant Controller, its Secretary or an Assistant Secretary, and delivered to the Trustee.

CORPORATE TRUST OFFICE

         The term "Corporate Trust Office" or other similar term shall mean the principal office of the Trustee in the City of St. Paul, the State of Minnesota, at which at any particular time its corporate trust business shall be administered, which office at the date of this Indenture is located at 180 East
Fifth Street, St. Paul, Minnesota 55101.

CORPORATION

         The term "corporation" includes corporations, associations, companies and business trusts.

DEFAULTED INTEREST

         The term "Defaulted Interest" shall have the meaning specified in
Section 3.7.

DEPOSITORY

         The term "Depository" shall mean, with respect to Securities of any series for which the Company shall determine that such Securities will be issued as a Global Security, The Depositary Trust Company, another clearing agency or any successor registered under the Securities and Exchange Act of 1934, as amended, or other applicable statue or regulation, which in each case, shall be designated by the Company pursuant to either Section 2.5 or 3.1.

EVENT OF DEFAULT

         The term "Event of Default" shall have the meaning specified in Section
5.1.

GLOBAL SECURITY

         The term "Global Security" shall mean, with respect to any series of
Securities, a Security executed by the Company and authenticated and delivered by the Trustee to the Depository or pursuant to the Depository's instruction, all in accordance with this Indenture and pursuant to a Company Order, which (i) shall be registered in the name of the Depository or its nominee and (ii) shall represent, and shall be denominated in an amount equal to the aggregate principal amount of, all of the Outstanding Securities of such series.

HOLDER

         The term "Holder" shall mean a Person in whose name a Security is registered in the Security Register.

INDENTURE

         The term "Indenture" shall mean this instrument as originally executed or as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof and shall include the terms of the or those particular series of Securities established as contemplated by Section 3.1; provided, however, that if at any time more than one Person is acting as Trustee under this instrument, "Indenture" shall mean, with respect to any one or more series of
Securities for which one Person is Trustee, this instrument as originally executed or as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof and shall include the terms of the or those particular series of Securities for which such Person is Trustee established as contemplated by
Section 3.1, exclusive, however, of any provisions or tenor which relate solely to other series of Securities for which such Person is not Trustee, regardless of when such terms or provisions were adopted, and exclusive of any provisions or terms adopted by means of one or more indentures supplemental hereto executed and delivered after such Person had become such Trustee but to which such Person, as such Trustee, was not a party.

INTEREST

         The term "interest", when used with respect to an Original Issue Discount Security which by its terms bears interest only after Maturity, shall mean interest payable after Maturity.

INTEREST PAYMENT DATE

         The term "Interest Payment Date", when used with respect to any Security, shall mean the Stated Maturity of an installment of interest on such
Security.

MATURITY

         The term "Maturity", when used with respect to any Security, shall mean the date on which the principal of such Security or an installment of principal becomes due and payable as therein or herein provided, whether at the Stated
Maturity or by declaration of acceleration, call for redemption or otherwise.

NATIONAL BANKRUPTCY ACT

         The term "National Bankruptcy Act" shall mean the Bankruptcy Act or title 11 of the United States Code.


OFFICERS' CERTIFICATE

         The term "Officers' Certificate" shall mean a certificate signed by the
Chairman or Vice Chairman of the Board, the President, an Executive Vice President or a Vice President, and by the Treasurer, an Assistant Treasurer, the
Controller, an Assistant Controller, the Secretary or an Assistant Secretary, of the Company, and delivered to the Trustee. Each such certificate shall include
(except as otherwise provided in this Indenture) the statements provided for in
Section 1.2, if and to the extent required by the provisions thereof.

OPINION OF COUNSEL

         The term "Opinion of Counsel" shall mean an opinion in writing signed by legal counsel, who may be an employee of or of counsel to the Company, and delivered to the Trustee. Each such opinion shall include the statements provided for in Section 1.2, if and to the extent required by the provisions thereof.

ORIGINAL ISSUE DISCOUNT SECURITY

         The term "Original Issue Discount Security" shall mean any Security which provides for an amount less than the principal amount thereof to be due and payable upon a declaration of acceleration of the Maturity thereof pursuant to Section 5.2.

OUTSTANDING

         The term "Outstanding", when used with respect to Securities, shall mean, as of the date of determination, all Securities theretofore authenticated and delivered under this Indenture, except

                  (i) Securities theretofore canceled by the Trustee or delivered to the Trustee for cancellation;

                  (ii) Securities or portions thereof for whose payment, redemption or repayment at the option of the Holder money is the necessary amount has been theretofore deposited with the Trustee or any
         Paying Agent (other than the Company) in trust or set aside and segregated in trust by the Company (if the Company shall act as its own
         Paying Agent) for the Holders of such Securities; provided that, if such Securities or portions thereof are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor reasonably satisfactory to the Trustee has been made;
and

                  (iii) Securities which have been paid pursuant to
Section 3.6
         or in exchange for or in lieu of which other Securities have been authenticated and delivered pursuant to this Indenture;

PROVIDED, HOWEVER, that in determining whether the Holders of the requisite principal amount of the Outstanding Securities have given any request, demand, authorization, direction, notice, consent or waiver under this Indenture,
(i)
the principal amount of an Original Issue Discount Security that shall be deemed to be Outstanding shall be the amount of the principal thereof that would be due and payable as of the date of such determination upon acceleration of the Maturity thereof pursuant to Section 5.2, (ii) the principal amount of a
Security denominated in one or more foreign currencies or currency units shall be the U.S. dollar equivalent, determined in the manner provided as contemplated by Section 3.1 on the date of original issuance of such Security of the principal amount (or, in the case of an Original Issue Discount Security, the
U.S. dollar equivalent on the date of original issuance of such Security of the amount determined as provided in (i) above) of such Security, and (iii) Securities owned by the Company or any other obligor on the Securities or any
Affiliate of the Company or of such other obligor shall be disregarded and deemed not to be Outstanding for the purposes of such determination, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only
Securities which the Trustee knows are so owned shall be so disregarded. Securities so owned which have been pledged in good faith may be regarded as
Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor on the Securities or any Affiliate of the Company or of such other obligor.

PAYING AGENT

         The term "Paying Agent" shall mean any Person authorized by the Company to pay the principal of (and premium, if any, on) or interest on any Securities on behalf of the Company.

PERSON

         The term "Person" shall mean any individual, corporation, limited liability company partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

PLACE OF PAYMENT

         The term "Place of Payment", when used with respect to the Securities of any series, shall mean the place or places where the principal of (and premium, if any, on) and interest on the Securities of that series are payable as specified as contemplated by Section 3.1.

PREDECESSOR SECURITY

         The term "Predecessor Security" of any particular Security shall mean every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security; and, for the purposes of this definition, any Security authenticated and delivered under Section 3.6 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Security shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen Security.

REDEMPTION DATE

         The term "Redemption Date" shall mean, when used with respect to any
Security to be redeemed, in whole or in part, the date fixed for such redemption by or pursuant to this Indenture.


REDEMPTION PRICE

         The term "Redemption Price" shall mean, when used with respect to any
Security to be redeemed, the price at which it is to be redeemed by or pursuant to this Indenture.

REGULAR RECORD DATE

         The term "Regular Record Date" for the interest payable on any Interest
Payment Date on the Securities of any series shall mean the date specified for that purpose as contemplated by Section 3.1.

REPAYMENT DATE

         The term "Repayment Date" shall mean, when used with respect to any
Security to be repaid at the option of the Holder, the date fixed for such repayment by or pursuant to this Indenture.

REPAYMENT PRICE

         The term "Repayment Price" shall mean, when used with respect to any
Security to be repaid at the option of the Holder, the price at which it is to be repaid by or pursuant to this Indenture.

RESPONSIBLE OFFICER

         The term "responsible officer" when used with respect to the Trustee shall mean the Chairman or Vice Chairman of the Board of Directors, the Chairman or Vice Chairman of the Executive Committee of the Board of Directors, the
President, any Vice President, any Vice President, any Second Vice President, the Cashier, the Secretary, any Assistant Secretary, the Treasurer, any Assistant Treasurer, any Corporate Trust Officer, any Assistant Trust Officer, or any other officer or assistant officer of the Trustee customarily performing functions similar to those performed by the persons who at the time shall be such officers, respectively, or to whom any corporate trust matter is referred because of his knowledge of and familiarity with the particular subject.

SECURITIES

         The term "Securities" shall have the meaning stated in the first recital of this Indenture and more particularly means any Securities authenticated and delivered under this Indenture;. PROVIDED, HOWEVER, that if at any time there is more than one Person acting as Trustee under this Indenture,
"Securities" with respect to the series as to which such Person is Trustee shall have the meaning stated in the first recital of this Indenture and shall more particularly mean Securities authenticated and delivered under this Indenture, exclusive, however, of Securities of any series as to which such Person is not
Trustee.


SECURITY REGISTER; SECURITY REGISTRAR

         The terms "Security Register" and "Security Registrar" shall have the respective meanings set forth in Section 3.5.

SPECIAL RECORD DATE

         The term "Special Record Date" for the payment of any Defaulted Interest shall mean a date fixed by the Trustee pursuant to Section 3.7.

STATED MATURITY

         The term "Stated Maturity", when used with respect to any Security or any installment of principal thereof or interest thereon, shall mean the date specified in such Security as the fixed date on which the principal of such
Security or such installment of principal or interest is due and payable.

SUBSIDIARY OF THE COMPANY

         The term "subsidiary of the Company" shall mean a corporation a majority of the outstanding voting stock of which is owned, directly or indirectly, by the Company or by one or more subsidiaries of the Company, or by the Company and one or more subsidiaries of the Company.

         As used under this heading, the term "voting stock" means stock having ordinary voting power to elect a majority of the directors irrespective of whether or not stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency.

TRUSTEE

         The term "Trustee" shall mean U.S. Bank Trust National
Association and,
subject to the provisions of Article 6, shall also include its successors and assigns, and, if at any time there is more than one Person acting as Trustee hereunder, "Trustee" as used with respect to the Securities of any series shall mean the Trustee with respect to Securities of that series.

TRUST INDENTURE ACT OF 1939

         The term "Trust Indenture Act of 1939" (except as herein otherwise expressly provided) shall mean the Trust Indenture Act of 1939, as amended, as in force at the date of this Indenture as originally executed.

         SECTION 1.2 COMPLIANCE CERTIFICATES AND OPINIONS. Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee an Officers' Certificate stating that all conditions precedent, if any, provided for in this
Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent, if any, have been complied with, except that in the case of any such application or request as to which the furnishing of such documents is specifically required by any provision of this Indenture relating to such particular application or request, no additional certificate or opinion need be furnished.

         Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture (other than certificates provided pursuant to Section 7.4(d)) shall include:

                  (1) a statement that each individual signing such certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

                  (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions
         contained in such certificate or opinion are based;

                  (3) a statement that, in the opinion of each such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (4) a statement as to whether or not, in the opinion of each such individual, such condition or covenant has been complied with.

         SECTION 1.3 FORM OF DOCUMENTS DELIVERED TO TRUSTEE. In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

         Any certificate or opinion of an officer of the Company may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer actually knows that the certificate or opinion or representations with respect to the matters upon which his certificate or opinion is based are erroneous. Any such certificate or
Opinion of Counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company stating that the information with respect to such factual matters is in the possession of the Company, unless such counsel knows, or in the exercise of reasonable care (but without having made an investigation specifically for the purpose of rendering such opinion) should know, that the certificate or opinion or representations with respect to such matters are erroneous.

         Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

         SECTION 1.4 ACTS OF HOLDERS. (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Holders of the Outstanding Securities of all series or one or more series, as the case may be, may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and, where it is hereby expressly required, to the Company. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the
"Act" of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Section 6.1) conclusive in favor of the Trustee and the Company, if made in the manner provided in this Section 1.4.

         (b) The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner which the Trustee deems sufficient and in accordance with such reasonable rules as the Trustee may determine.

         (c) The Company may, in the circumstances permitted by the Trust Indenture Act of 1939, fix any date as the record date for the purpose of determining the Holders of Securities of any series entitled to give or take any request, demand, authorization, direction, notice, consent, waiver or other action, or to vote on any action, authorized or permitted to be given or taken by Holders of Securities of such series. If not set by the Company prior to the first solicitation of a Holder of Securities of such series made by any person with respect of any such action, or, in the case of any such vote, prior to such vote, the record date for any such action or vote shall be the 30th day (or, if later, the date of the most recent list of Holders required to be provided pursuant to Section 7.1) prior to such first solicitation or vote, as the case may be. With regard to any record date, only the Holders of Securities of such series on such date (or their duly designated proxies) shall be entitled to give or take, or vote on, the relevant action.

         (d) The ownership of Securities shall be proved by the Security
Register.

         (e) Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Security shall bind every future Holder of the same Security and the Holder of every Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, entitled or suffered to be done by the Trustee or the
Company in reliance thereon, whether or not notation of such action is made upon such Security.

         SECTION 1.5 CONFLICT WITH TRUST INDENTURE ACT OF 1939. If any provision hereof limits, qualifies or conflicts with a provision of the Trust Indenture
Act of 1939 that is required under such Act to be part of and govern this Indenture, the latter provision shall control. If any provision of this Indenture modifies or excludes any provision of the Trust Indenture Act of 1939 that may be so modified or excluded, the latter provision shall be deemed either to apply to thin Indenture so modified or to be excluded, as the case may be.


         SECTION 1.6 EFFECT OF HEADINGS AND TABLE OF CONTENTS. The
Article and
Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

         SECTION 1.7 SEPARABILITY CLAUSE. In case any provision in this Indenture or in any Security shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         SECTION 1.8 BENEFITS OF INDENTURE. Nothing in this Indenture or in the
Securities, express or implied, shall give to any Person, other than the parties hereto and their successors hereunder and the Holders, any benefit or any legal or equitable right, remedy or claim under this Indenture.

         SECTION 1.9 LEGAL HOLIDAYS. In any case where any Interest
Payment
Date, Redemption Date or Stated Maturity of any Security shall not be a Business
Day at any Place of Payment, then (notwithstanding any other provision of this
Indenture or of the Securities) payment of interest or principal (and premium, if any) need not be made at such Place of Payment on such date, but may be made on the next succeeding Business Day at such Place of Payment with the same force and effect as if made on the Interest Payment Date or Redemption Date, or at the
Stated Maturity; provided that no interest shall accrue for the period from and after such Interest Payment Date, Redemption Date or Stated Maturity, as the case may be.

                                  ARTICLE II.

                                 SECURITY FORMS

         SECTION 2.1 FORMS GENERALLY. The Securities of each series shall be in substantially the form set forth in this Article, or in such other form or forms as shall be established by or pursuant to a Board Resolution or in one or more indentures supplemental hereto, in each case with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or as may, consistently herewith, be determined by the officers executing such Securities, as evidenced by their execution of the Securities. If the from or forms of
Securities of any series are established by action taken pursuant to a Board
Resolution, a copy of an appropriate record of such action shall be certified by the Secretary or an Assistant Secretary of the Company and delivered to the
Trustee at or prior to the delivery of the Company Order contemplated by Section
3.3 for the authentication and delivery of such Securities.

         The Trustee's certificates of authentication shall be in substantially the form set forth in this Article.

         The definitive Securities shall be printed, lithographed or engraved on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Securities, as evidenced by their execution of such Securities.


         SECTION 2.2 FORM OF FACE OF SECURITY. [INSERT ANY LEGEND
REQUIRED BY
THE INTERNAL REVENUE CODE AND THE REGULATIONS THEREUNDER.](1)


                              CARNIVAL CORPORATION

                              ---------------------

$                                                           No.

         CARNIVAL CORPORATION, a corporation duly organized and existing under
the laws of the Republic of Panama (herein called the "Company", which term
includes any successor corporation under the Indenture hereinafter referred to),
for value received, hereby promises to pay to     , or registered
assigns, the
principal sum of     Dollars on    [IF THE SECURITY IS TO BEAR INTEREST
PRIOR TO
MATURITY, INSERT --, and to pay    interest thereon from     or from the
most
recent Interest Payment Date on which interest has been paid or duly provided
for, semi-annually on      and      in each year, commencing         , at
the
rate of    % per annum, until the principal hereof is paid or made
available for
payment [IF APPLICABLE, INSERT --, and (to the extent that the payment of such
interest shall be legally enforceable) at the rate of % per annum on any overdue
principal and premium and on any overdue installment of interest]. The interest
so payable, and punctually paid or duly provided for, on any Interest
Payment
Date will, as provided in such Indenture, be paid to the Person in whose name
this Security (or one or more Predecessor Securities) is registered at the close
of business on the Regular Record Date for such interest, which shall be
the    or     (whether or not a Business Day), as the case may be, next
preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such
Regular Record Date and may either be paid to the Person in whose name this
Security (or, one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice thereof shall be given to Holders of Securities of this series not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities of this series may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture].

         [IF THE SECURITY IS NOT TO BEAR INTEREST PRIOR TO MATURITY,
INSERT --.
The principal of this Security shall not bear interest except in the case of a
default in payment of principal upon acceleration, upon redemption, upon repayment at the option of the Holder or at Stated Maturity and in such case the
overdue principal of this Security shall bear interest at the rate of   %
per
annum (to the extent that the payment of such interest shall be legally enforceable), which shall accrue from the date of such default in payment to the date payment of such principal has been made or duly provided for. Interest on any overdue principal shall be payable on demand. Any

----------
(1) All legends should be reviewed by a tax lawyer.


such interest on any overdue principal that is not so paid on demand shall bear
interest at the rate of   % per annum (to the extent that the payment of
such
interest shall be legally enforceable), which shall accrue from the date of such demand for payment to the date payment of such interest has been made or duly provided for, and such interest shall also be payable on demand.]

         Payment of the principal of (and premium, if any, on) and [IF APPLICABLE, INSERT -- any such] Interest on this Security will be made at the office or agency of the Company maintained for that purpose in either the City of ___________, the State of _________, or the City of St. Paul, the State of
Minnesota, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts [IF
APPLICABLE, INSERT --; PROVIDED, HOWEVER, that at the option of the Company payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Security Register].

         Reference is hereby made to the further provisions of this Security set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

         Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

         IN WITNESS WHEREOF, Carnival Corporation has caused this
Instrument to
be signed by its Chairman of the Board, or its President, or one of its Vice
Presidents, and by its Treasurer or one of its Assistant Treasurers, manually or in facsimile.

Dated:

                                             CARNIVAL CORPORATION


                                             By

                                               --------------------------
-------


                                             By

                                               --------------------------
-------

         SECTION 2.3 FORM OF REVERSE OF SECURITY. This Security is one of a duly authorized issue of securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under an Indenture, dated as of
____ (herein called the "Indenture"), between the Company and U.S. Bank
Trust
National Association, as Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture with respect to the series of which this Security is a part), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the tame upon which the
Securities are, and are to be, authenticated and delivered. This Security is one of the Series designated on the face hereof [, limited in aggregate principal amount to $ ].


         [The Company will pay to the Holders such Additional Amounts in respect of Panamanian taxes as may become payable under Section 10.5 of the Indenture.]

         [IF APPLICABLE-INSERT-The Securities may be converted pursuant to the terms herein into [ ] if:[detail terms of conversion]. The Securities in respect of which a Holder has delivered [form of conversion notice] exercising the option of such Holder to require the Company to purchase such Security.]

         [IF APPLICABLE, INSERT -- The Securities of this series are subject to redemption upon not less than 30 days' notice by mail, [IF APPLICABLE, INSERT --
(1) on in any year commencing with the year and ending with the year at a Redemption Price equal to % of the principal amount, and (2)] at any time [on or after , 20 ], as a whole or in part, at the election of the Company, at the following Redemption Prices (expressed as percentages of the principal amount):
If redeemed [on or before , %, and if redeemed] during the 12-month period beginning of the years indicated,



             YEAR      REDEMPTION PRICE    YEAR      REDEMPTION PRICE
             ----      ----------------    ----      ----------------





and thereafter at a Redemption Price equal to % of the principal amount, together in the case of any such redemption with accrued interest to the Redemption Date, but interest installments whose Stated Maturity is on or prior so such Redemption Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, of record at the close of business on the relevant Regular Record Dates referred to on the face hereof, all as provided in the Indenture.]

         [The Securities will also be subject to redemption as a whole, but not in part, at the option of the Company at any time at 100% of the principal amount, together with accrued interest thereon to the Redemption Date, in the event the Company has become or would become obligated to pay, on the next date on which any amount would be payable with respect to the Securities, any Additional Amounts as a result of certain changes affecting Panamanian withholding taxes which are specified in the Indenture.]

         [IF APPLICABLE - INSERT - The Securities may be converted pursuant to the terms herein into [ ] if: [detail terms of conversion]. The Securities in respect of which a Holder has delivered [form of conversion notice] exercising the option of such Holder to require the Company to purchase such Security.]

         [IF APPLICABLE, INSERT -- The Securities of this series are subject to redemption upon not less than 30 days' notice by mail, (1) on in any year commencing with the year and ending with the year through operation of the sinking fund for this series at the Redemption Prices for redemption through operation of the sinking fund (expressed as pages of the principal amount) set forth in the table below, and (2) at any time [on or after ], as a whole or in part, at the election of the Company, at the Redemption Prices for redemption otherwise than through operation of the sinking fund
(expressed as
percentages of the principal amount) set forth in the table below: If redeemed during the 12-month period beginning ___________ of the years indicated,



                                                  REDEMPTION PRICE
                         REDEMPTION PRICE          FOR REDEMPTION
                          FOR REDEMPTION           OTHERWISE THAN
                        THROUGH OPERATION        THROUGH OPERATION
             YEAR      OF THE SINKING FUND      OF THE SINKING FUND
             ----      -------------------      -------------------



and thereafter at a Redemption Price equal to % of the principal amount, together is the case of any such redemption (whether through operation of the sinking fund or otherwise) with accrued interest to the Redemption Date, but interest installments whose Stated Maturity is on or prior to such Redemption
Date will be payable to the Holders of such Securities, or one or more Predecessor Securities, of record at the close of business on the relevant
Regular Record Dates referred to on the face hereof, all as provided in the
Indenture.]

         [Notwithstanding the foregoing, the Company may not, prior to , redeem any Securities of this series as contemplated by [Clause (2) of] the preceding paragraph as a part of, or in anticipation of, any refunding operation by the application, directly or indirectly, of moneys borrowed having an interest cost to the Company (calculated in accordance with generally accepted financial practice) of less than % per annum.]

         [The sinking fund for this series provides for the redemption on in each year beginning with the year and ending with the year of [not less than] $
[("mandatory sinking fund") and not more than $ ] aggregate principal amount of
Securities of this series. Securities of this series acquired or redeemed by the
Company otherwise than through [mandatory] sinking fund payments may be credited against subsequent [mandatory] sinking fund payments otherwise required to be made in the [describe order] order in which they became due.]

         [In the event of redemption or repayment of this Security in part only, a new Security or Securities of this series for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.]

         [IF APPLICABLE, INSERT -- The Securities of this series are subject to repayment in whole [or in part] [but not in part], in integral multiples of $ , on [and ] at the option of the Holder hereof at a Repayment Price equal to % of the principal amount thereof [to be repaid], together with interest thereon accrued to the Repayment Date, all as provided in the Indenture [; PROVIDED, HOWEVER, that the principal amount of this Security may not be repaid in part if, following such repayment, the unpaid principal amount of this Security would be less than [$ ] [the minimum authorized denomination for Securities of this series]]. To be repaid at the option of the
Holder, this Security, with the "Option to Elect Repayment" form duly completed by the Holder hereof, must be received by the Company at its office or agency maintained for that purpose in either the City of ____________, the State of
______________, or the City of St. Paul, the State of Minnesota [, which will be located initially at the office of the Trustee at ____________________], not earlier than 30 days nor later than 15 days prior to the Repayment Date. Exercise of such option by the Holder of this Security shall be irrevocable unless waived by the Company.]

         [IF THE SECURITY IS NOT AN ORIGINAL ISSUE DISCOUNT SECURITY --
If an
Event of Default with respect to Securities of this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture.]

         [IF THE SECURITY IS AN ORIGINAL ISSUE DISCOUNT SECURITY -- If an Event of Default with respect to Securities of this series shall occur and be continuing, an amount of principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the
Indenture. Such amount shall be equal to -- INSERT FORMULA FOR
DETERMINING THE
AMOUNT. Upon payment (i) of the amount of principal so declared due sad payable and (ii) of interest on any overdue principal; and overdue interest (in each case to the extent that the payment of such interest shall be legally enforceable), all of the Company's obligations in respect of the payment of the principal of and interest, if any, on the Securities of this series shall terminate.]

         The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the
Company and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Company and the Trustee with the consent of the holders of a majority in principal amount of the Outstanding
Securities of each series to be affected. The Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the
Outstanding Securities of each series, on behalf of the Holders of all Outstanding Securities of such series, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

         No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the amount of principal of (and premium, if any, on) and interest on this Security herein provided, and at the times, place and rate, and in the coin or currency, herein prescribed.

         As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registrable in the Security Register, upon surrender of this Security for registration of transfer at the office or agency of the Company in any place where the principal of


(and premium, if any, on) and interest on this Security are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the
Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series of like tenor, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

         The Securities of this series are issuable only in registered form without coupons in denominations of $ and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth,
Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series of like tenor of different authorized denominations as requested by the Holder surrendering the same.

         No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

         Prior to due presentment of this Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, whether or not this Security be overdue, and neither the Company, the
Trustee nor any such agent shall be affected by notice to the contrary.

         All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

[IF APPLICABLE, INSERT--


                            OPTION TO ELECT REPAYMENT

         The undersigned hereby irrevocably requests and instructs the Company to repay the within Security [(or the portion thereof specified below)], pursuant to its terms, on the "Repayment Date" first occurring after the date of receipt of the within Security as specified below, at a Repayment Price equal to
____% of the principal amount thereof, together with interest thereon accrued to the Repayment Date, to the undersigned at:

----------------------------------------------------------------

----------------------------------------------------------------
(Please Print or Type Name and Address of the Undersigned.)

         FOR THIS OPTION TO ELECT REPAYMENT TO BE EFFECTIVE, THIS
SECURITY WITH
THE OPTION TO ELECT REPAYMENT DULY COMPLETED MUST BE RECEIVED NOT EARLIER
THAN
30 DAYS PRIOR TO THE REPAYMENT DATE AND NOT LATER THAN 15 DAYS PRIOR TO
THE
REPAYMENT DATE BY THE COMPANY AT ITS OFFICE OR AGENCY EITHER IN THE CITY
OF
______________, THE STATE OF __________, OR THE CITY OF ST. PAUL, THE
STATE OF
MINNESOTA [, WHICH WILL BE LOCATED INITIALLY AT THE OFFICE OF THE TRUSTEE
AT
______________________].

         (If less than the entire principal amount of the within Security is to
be repaid, specify the portion thereof (which shall be $   or an integral
multiple thereof) which is to be repaid: $   . The principal amount of
this
Security may not be repaid in part if, following such repayment, the unpaid
principal amount of this Security would be less than [$   [the minimum
authorized denomination for Securities of this series].]

         [If less than the entire principal amount of the within Security is to
be repaid, specify the denomination(s) of the Security(ies) to be issued for the
unpaid amount: ($   or any integral multiple of $   ): $   .]

Dated:


                                                     --------------------
-------
                                                     Note: The signature
to this
                                                     Option to Elect
Repayment
                                                     must correspond with
the
                                                     name as written upon
the
                                                     face of the within
Security
                                                     in every particular
without
                                                     alterations or
enlargement
                                                     or any change
whatsoever.]


         SECTION 2.4 FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION. This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.


      ,
                                                        -----------------
------
                                                                      As
Trustee


                                                     By
                                                        -----------------
------
                                                              AUTHORIZED
OFFICER


         SECTION 2.5 SECURITIES ISSUABLE IN THE FORM OF A GLOBAL
SECURITY. (a)
If the Company shall establish pursuant to Section 3.1 that the Securities of a particular series are to be issued as a Global Security, then the Company shall execute and the Trustee shall, in accordance with Section 3.3 and the Company
Order delivered to the Trustee thereunder, authenticate and deliver, a Global
Security which (i) shall represent, and shall be denominated in an amount equal to the aggregate principal amount of, all of the Outstanding Securities of such series, (ii) shall be registered in the name of the Depository or its nominee,
(iii) shall be delivered by the Trustee to the Depository or pursuant to the
Depository's instruction and (iv) shall bear a legend substantially to the following effect: "Except as otherwise provided in Section 2.5 of the Indenture, this Security may be transferred, in whole but not in part, only to another nominee of the Depository or to a successor Depository or to a nominee of such successor Depository."

         (b) Notwithstanding any other provision of this Section 2.5 or of
Section 3.5, but subject to the provisions of paragraph (c) below, the Global
Security of a series may be transferred, in whole but not in part and in the manner provided in Section 3.5, only to another nominee of the Depository for such series, or to a successor Depository for such series selected or approved by the Company or to a nominee of such successor Depository.

         (c) If at any time the Depository for a series of Securities notifies the Company that it is unwilling or unable to continue as Depository for such series or if at any time the Depository for such series shall no longer be registered or in good standing under the Securities Exchange Act of 1934, as amended, or other applicable statute or regulation and a successor Depository for such series is not appointed by the Company within 90 days after the Company receives such notice or becomes aware of such condition, as the case may be, this Section 2.5 shall no longer be applicable to the Securities of such series and the Company will execute, and the Trustee will authenticate and deliver,
Securities of such series in definitive registered form without coupons, in authorized denominations, and in an aggregate principal amount equal to the principal amount of the Global Security of such series in exchange for such
Global Security. In addition, the Company may at any time determine that the
Securities of any series shall no longer be represented by a Global Security and that the provisions of this Section 2.5 shall no longer apply to the Securities of such series. In such event the Company will execute and the Trustee, upon receipt of an Officers' Certificate evidencing such determination by the Company, will authenticate and deliver Securities of such series in definitive registered form without coupons, in authorized denominations, and in an aggregate principal amount equal to the principal amount of the Global Security of such series in exchange for such Global Security. Upon the exchange of the Global Security for such Securities in definitive registered form without coupons, in authorized denominations, the Global Security shall be canceled by the Trustee. Such Securities in definitive registered form issued in exchange for the Global Security pursuant to this Section 2.5(c) shall be registered in such names and in such authorized denominations as the Depository, pursuant to instructions from its direct or indirect participants or otherwise, shall instruct the Trustee. The Trustee shall deliver such Securities to the Persons in whose names such Securities are so registered, but without any liability on the part of the Company or the Trustee for the accuracy of the Depository's instructions.

                                  ARTICLE III.

                                 THE SECURITIES

         SECTION 3.1 AMOUNT UNLIMITED; ISSUABLE IN SERIES. The aggregate principal amount of Securities which may be authenticated and delivered under this Indenture is not limited.

         The Securities may be issued in one or more series. There shall be established in or pursuant to a Board Resolution and set forth in an Officers'
Certificate, or established in one or more indentures supplemental hereto, prior to the issuance of Securities of any series, any or all of the following as applicable:

                  (1) the title of the Securities of the series (which shall distinguish the Securities of the series from all other
Securities);

                  (2) the limit upon the aggregate principal amount of the
         Securities of the series which may be authenticated and delivered under this Indenture (except for Securities authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other
         Securities of the series pursuant to Sections 2.5, 3.4, 3.5, 3.6, 9.5,
         11.7 or 12.5, and except for any Securities which, pursuant to Section
         3.3, are deemed never to have been authenticated and delivered hereunder);

                  (3) the date or dates on which the principal of the Securities of the series is payable or the manner in which such dates are determined;

                  (4) the rate or rates at which the Securities of the series shall bear interest, or the manner in which such rates are determined, the date or dates from which such interest shall accrue, or the manner in which such dates are determined, the Interest Payment Dates on which such interest shall be payable and the Regular Record Dates, if any, for the interest payable on any Interest Payment Date;

                  (5) the place or places where the principal of (and premium, if any, on) and any interest on Securities of the series shall be payable;

                  (6) the period or periods within which, the price or prices at which and the terms and conditions upon which Securities of the series may be redeemed, in whole or in part, at the option of the Company;


                  (7) the obligation of the Company to redeem, purchase or repay
         Securities of the series pursuant to any sinking fund or analogous provisions or at the option of a Holder thereof and the period or periods within which or the date or dates on which, the price or prices at which and the terms and conditions upon which Securities of the series shall be redeemed, purchased or repaid, in whole or in part, pursuant to such obligation;

                  (8) if other than denominations of $1,000 and any integral multiple thereof, the denominations in which Securities of the series shall be issuable;

                  (9) if other than the Trustee, the identity of the Security
         Registrar and/or Paying Agent;

                  (10) if other than the principal amount thereof, the portion of the principal amount of Securities of the series which shall be payable upon declaration of acceleration of the Maturity thereof pursuant to Section 5.2;

                  (11) if other than such coin or currency of the United
States
         of America as at the time of payment is legal tender for payment of public or private debts, the coin or currency or currency unit in which payment of the principal of (and premium, if any) or interest on the
         Securities of the series shall be payable;

                  (12) if the amount of payment of principal of (and premium, if any) or interest on the Securities of the series may be determined with reference to an index, formula or other method based on a coin currency or currency unit other than that in which the Securities are stated to be payable, the manner in which such amounts shall be determined;

                  (13) if the principal of (and premium, if any) or interest on the Securities of the series are to be payable, at the election of the
         Company or a Holder thereof, in a coin or currency or currency unit other than that in which the Securities are stated to be payable, the period or periods within which, and the terms and conditions upon which, such election may be made;

                  (14) whether the Securities of the series are issuable as a
         Global Security and, in such case, the identity of the Depository for such series; and

                  (15) any other terms, conditions, rights and preferences (or limitations on such rights and preferences) relating to the series
         (which terms shall not be inconsistent with the provisions of this
         Indenture).

         All Securities of any one series shall be substantially identical except as to denomination and except as may otherwise be provided in or pursuant to such Board Resolution and set forth in such Officers' Certificate or in any indenture supplemental hereto. Not all Securities of any one series need be issued at the same time, and, unless otherwise provided, a series may be reopened for issuances of additional Securities of such series.

         If any of the terms of the series are established by action taken pursuant to a Board Resolution, such Board Resolution and the Officers' Certificate setting forth the terms of the series shall be delivered to the Trustee at or prior to the delivery of the
Company Order for authentication and delivery of Securities of such series.

         SECTION 3.2 DENOMINATIONS. The Securities of each series shall be issuable in definitive registered form without coupons and, except for any
Global Security, in such denominations as shall be specified as contemplated by
Section 3.1. In the absence of any such provisions with respect to the Securities of any series, the Securities of such series, other than a Global
Security, shall be issuable in denominations of $1,000 and any integral multiple thereof.

         SECTION 3.3 EXECUTION, AUTHENTICATION, DELIVERY AND DATING. The Securities shall be signed on behalf of the Company by its Chairman of the
Board, its President or one of its Vice Presidents and its Treasurer or one of its Assistant Treasurers. Such signatures upon the Securities may be the manual or facsimile signatures of the present or any future such authorized officers and may be imprinted or otherwise reproduced on the Securities.

         Securities bearing the manual or facsimile signatures of individuals who were at the time they signed such Securities the proper officers of the
Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities or did not hold such offices at the date of such Securities.

                  (a) At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Securities of any series executed by the Company to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Securities, and the Trustee in accordance with the Company
Order
         shall authenticate and deliver such Securities. If not all the Securities of any series are to be issued at one time and if the
Board
         Resolution or supplemental indenture establishing such series shall so permit, such Company Order may set forth procedures acceptable to the
         Trustee for the issuance of such Securities and determining terms of particular Securities of such series such as interest rate, maturity date, date of issuance and date from which interest shall accrue. In authenticating such Securities, and accepting the additional responsibilities under this Indenture in relation to such
Securities,
         the Trustee shall be entitled to receive, and (subject to Section 6.1)
         shall be fully protected in relying upon, an Opinion of Counsel stating that all conditions precedent of the Indenture to the authentication and delivery of such Securities have been complied with and that such
         Securities, when completed by appropriate insertions and executed and delivered by the Company to the Trustee for authentication in accordance with this Indenture, authenticated and delivered by the
         Trustee in accordance with this Indenture and issued by the Company in the manner and subject to any conditions specified in such Opinion of
         Counsel, will constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their terms, subject to applicable bankruptcy, insolvency, reorganization and other similar laws of general applicability relating to or affecting the enforcement of creditors' rights, to general equitable principles and to such other qualifications as such counsel shall conclude do not materially affect the rights of Holders of such Securities.


         Notwithstanding the provisions of Section 3.1 and of the preceding paragraph, if not all the Securities of any series are to be issued at one time, it shall not be necessary to deliver an Opinion of Counsel at the time of issuance of each Security, but such opinion with appropriate modifications shall be delivered at or before the time of issuance of the first Security of such series.

         The Trustee shall not be required to authenticate and deliver any such
Securities if the Trustee, being advised by counsel, determines that such action
(i) may not lawfully be taken or (ii) would expose the Trustee to personal liability to existing Holders of Securities.

         Each Security shall be dated the date of its authentication.

         No Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Security a certificate of authentication substantially in the form provided for herein, executed by the Trustee by manual signature, and such certificate upon any
Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder and is entitled to the benefits of this Indenture.

         SECTION 3.4 TEMPORARY SECURITIES. Pending the preparation of definitive
Securities of any series, the Company may execute, and upon Company Order the
Trustee shall authenticate and deliver, temporary Securities which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Securities in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as evidenced by their execution of such Securities.

         If temporary Securities of any series are issued, the Company will cause definitive Securities of that series to be prepared without unreasonable delay. After the preparation of definitive Securities of such series, the temporary Securities of such series shall be exchangeable for definitive Securities of such series upon surrender of the temporary Securities of such series at the office or agency of the Company in a Place of Payment for that series, without charge to the Holder. Upon surrender for cancellation of any one or more temporary Securities of any series the Company shall execute and the
Trustee shall authenticate and deliver in exchange therefor a like principal amount of definitive Securities of the same series of authorized denominations.
Until so exchanged the temporary Securities of any series shall in all respects be entitled to the same benefits under this Indenture as the definitive Securities of such series.

         SECTION 3.5 REGISTRATION; REGISTRATION OF TRANSFER AND EXCHANGE.
The
Company shall cause to be kept at the office or agency of the Company maintained pursuant to Section 10.2 a register (the register maintained in such office and in any other office or agency of the Company in a Place of Payment being herein sometimes collectively referred to as the "Security Register") in which, subject to such reasonable regulations as it may prescribe, the Company shall, subject to the provisions of Section 2.5, provide for the registration of Securities and transfers of Securities. The Trustee is hereby appointed "Security Registrar" for the purpose of registering Securities and transfers of Securities as herein provided.


         Subject to the provisions of Section 2.5, upon surrender for registration of transfer of any definitive Security of any series at the office or agency in a Place of Payment for that series, the Company shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new definitive Securities of the same series of any authorized denominations and of a like aggregate principal amount.

         Subject to the provisions of Section 2.5, at the option of the Holder, definitive Securities of any series may be exchanged for other definitive Securities of the same series, of any authorized denominations and of a like aggregate principal amount, upon surrender of the definitive Securities to be exchanged at such office or agency. Whenever any definitive Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the definitive Securities which the Holder making the exchange is entitled to receive.

         All Securities issued upon any registration of transfer or exchange of
Securities shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Securities surrendered upon such registration of transfer or exchange.

         Every Security presented or surrendered for registration of transfer or for exchange shall (if so required by the Company or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer, in form satisfactory to the Company and the Security Registrar, duly executed by the
Holder thereof or his attorney duly authorized in writing.

         No service charge shall be made for any registration of transfer or exchange of Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

         The Company shall not be required (i) issue or register the transfer of or exchange Securities of any series during a period beginning at the opening of business 15 days before the day of the selection for redemption of Securities of that series under Section 11.3 and ending at the close of business on the day of the mailing of notice of redemption, (ii) to register the transfer of or exchange any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part, or (iii) to issue or register the transfer of or exchange any Security which has been surrendered for repayment at the option of the Holder, except the portion, if any, of such
Security not to be so repaid.

         SECTION 3.6 MUTILATED, DESTROYED, LOST OR STOLEN SECURITIES. If any mutilated Security is surrendered to the Trustee, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding, or, in case any such mutilated Security has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Security, pay such Security.

         If there shall be delivered to the Company and the Trustee (i) evidence to their satisfaction of the destruction, loss or theft of any Security and (ii) such security or indemnity as may be required by them to save each of them and any agent of either of them harmless, then, in the absence of notice to the
Company or the Trustee that such Security has been acquired by a bona fide purchaser, the Company shall execute and upon its request the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen
Security, a new Security of the same series and of like tenor and principal amount and bearing a number not contemporaneously outstanding or, in case any such destroyed, lost or stolen Security has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Security, pay such Security.

         Upon the issuance of any new Security under this Section, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

         Every new Security of any series issued pursuant to this Section in lieu of any destroyed, lost or stolen Security shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Securities of that series duly issued hereunder.

         The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

         SECTION 3.7 PAYMENT OF INTEREST; INTEREST RIGHTS PRESERVED. Interest on any Security which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest at the office or agency of the Company maintained for such purpose pursuant to Section 10.2; PROVIDED,
HOWEVER, that each installment of interest on any Security may at the Company's option be paid by mailing a check for such interest, payable to or upon the written order of the Person entitled thereto pursuant to Section 3.8, to the address of such Person as it appears on the Security Register.

         Any interest on any Security of any series which is payable but is not punctually paid or duly provided for on any Interest Payment Date (herein called
"Defaulted Interest") shall forthwith cease to be payable to the Holder on the relevant Regular Record Date by virtue of having been such Holder, and such
Defaulted Interest may be paid by the Company, at its election in each case, as provided in clause (1) or (2) below:

                  (1) The Company may elect to make payment of any Defaulted
         Interest to the Persons in whose names the Securities of such series
         (or their respective Predecessor Securities) are registered at the close of business on a Special Record Date for the payment of such
         Defaulted Interest, which shall be fixed in the following manner. The
         Company shall notify the Trustee in writing of the amount of Defaulted
         Interest proposed to be paid on each Security of such series and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit on or prior to the


         date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this clause provided. Thereupon the Trustee shall fix a
         Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment.
The
         Trustee shall promptly notify the Company of such Special Record
Date
         and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special
         Record Date therefor to be mailed, first-class postage prepaid, to each
         Holder of Securities of such series at his address as it appears in the
         Security Register, not less than 10 days prior to such Special
Record
         Date. Notice of the proposed payment of such Defaulted Interest and the
         Special Record Date therefor having been so mailed, such Defaulted
         Interest shall be paid to the Persons in whose names the Securities of such series (or their respective Predecessor Securities) are registered at the close of business on such Special Record Date and shall no longer be payable pursuant to the following clause (2).

                  (2) The Company may make payment of any Defaulted
Interest on
         the Securities of any series in any other lawful manner not inconsistent with the requirements of any securities exchange on which
         such Securities may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this clause, such manner of payment shall be deemed practicable by the Trustee.

         Subject to the foregoing provisions of this Section, each Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.

         SECTION 3.8 PERSONS DEEMED OWNERS. Prior to due presentment of a Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name such Security is registered as the owner of such Security for the purpose of receiving payment of principal of (and premium, if any, on) and (subject to Section 3.7) interest on such Security and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Company, the Trustee nor any agent of the
Company or the Trustee shall be affected by notice to the contrary.

         SECTION 3.9 CANCELLATION. All Securities surrendered for payment, redemption, repayment at the option of the Holder, registration of transfer or exchange or for credit against any sinking fund payment shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee and shall be promptly canceled by it. The Company may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Company may have acquired in any manner whatsoever, and all Securities so delivered shall be promptly canceled by the Trustee. No Securities shall be authenticated in lieu of or in exchange for any Securities canceled as provided in this Section, except as expressly permitted by this Indenture. All canceled
Securities held by the Trustee shall be destroyed by it and the Trustee shall deliver its certificate of such destruction to the Company, unless by a Company
Order the Company directs their return to it.


         SECTION 3.10 COMPUTATION OF INTEREST. Except as otherwise specified as contemplated by Section 3.1 for Securities of any series, interest on the Securities of each series shall be computed on the basis of a 360-day year of twelve 30-day months.

                                   ARTICLE IV.

                           SATISFACTION AND DISCHARGE

         SECTION 4.1 SATISFACTION AND DISCHARGE OF INDENTURE. This Indenture shall upon Company Request cease to be of further effect (except as to any surviving rights of registration of transfer or exchange of Securities herein expressly provided for), and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this
Indenture, when

                  (1) either

                           (A) all Securities theretofore authenticated
and
                  delivered (other than (i) Securities which have been destroyed, lost or stolen and which have been replaced or paid
                  as provided in Section 3.6 and (ii) Securities for whose
                  payment money has theretofore been deposited in trust or
                  segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust, as provided in Section 10.3) have been delivered to the
Trustee
                  for cancellation; or

                           (B) all such Securities not theretofore
delivered to
                  the Trustee for cancellation

                                    (i) have become due and payable, or

                                    (ii) will become due and payable at
their
                           Stated Maturity within one year, or

                                    (iii) are to be called for redemption
within
                           one year under arrangements satisfactory to
the
                           Trustee for the giving of notice of redemption
by the
                           Trustee in the name, and at the expense, of
the
                           Company, and the Company, in the case of (i),
(ii) or
                           (iii) above, has deposited or caused to be
deposited
                           with the Trustee as trust funds in trust for
the
                           purpose an amount sufficient to pay and
discharge the
                           entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal (and premium, if any) and
                           interest to the date of such deposit (in the
case of
                           Securities which have become due and payable)
or to
                           the Stated Maturity or Redemption Date, as the
case
                           may be;

                  (2) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and


                  (3) the Company has delivered to the Trustee an Officers'
         Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this indenture have been complied with.

In the event there are Securities of two or more series hereunder, the Trustee shall be required to execute an instrument acknowledging satisfaction and discharge of this Indenture only if requested to do so with respect to Securities of all series as to which it is Trustee and if the other conditions thereto are met. In the event there are two or more Trustees hereunder, then the effectiveness of any such instrument shall be conditioned upon receipt of such instruments from all Trustees hereunder.

         Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under Section 6.7 and, if money shall have been deposited with the Trustee pursuant to subclause (B) of clause
(1) of
this Section, the obligations of the Trustee under Section 4.2 and the last paragraph of Section 10.3 shall survive.

         SECTION 4.2 APPLICATION OF TRUST MONEY. Subject to the provisions of the last paragraph of Section 10.3, all money deposited with the Trustee pursuant to Section 4.1 shall be held in trust and applied by it, in accordance with the provisions of the Securities and this Indenture, to the payment, either directly or through any Paying Agent (including the Company acting as its own
Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal (and premium, if any) and interest for whose payment such money has been deposited with the Trustee; but such money need not be segregated from other funds except to the extent required by law.

         SECTION 4.3 REPAYMENT OF MONEYS HELD BY PAYING AGENT. In connection with the satisfaction and discharge of this Indenture all moneys then held by any Paying Agent (other than the Trustee, if the Trustee be a Paying Agent) under the provisions of this Indenture shall, upon demand of the Company, be repaid to it or paid to the Trustee and thereupon such Paying Agent shall be released from all further liability with respect to such moneys.

         SECTION 4.4 REPAYMENT OF MONEYS HELD BY TRUSTEE. Any moneys deposited with the Trustee or any Paying Agent for the payment of the principal of (or premium, if any, on) or interest on any Security of any series and not applied but remaining unclaimed by the Holders for two years after the date upon which the principal of (or premium, if any, on) or interest on such Security shall have become due and payable, shall be repaid to the Company by the Trustee or such Paying Agent on demand; and the Holder of any of the Securities entitled to receive such payment shall thereafter look only to the Company for the payment thereof and all liability of the Trustee or such Paying Agent with respect to such moneys shall thereupon cease; PROVIDED, HOWEVER, that the Trustee or such
Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be mailed to each such Holder or published once a week for two successive weeks (in each case on any day of the week) in an
Authorized Newspaper, or both, a notice that said moneys have not been so applied and that after a date named therein any unclaimed balance of said moneys then remaining will be returned to the Company. It shall not be necessary for more than one such publication to be made in the same newspaper.


                                   ARTICLE V.

                                    REMEDIES

         SECTION 5.1 EVENTS OF DEFAULT. "Event of Default," wherever used herein with respect to Securities of any series, shall mean any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                  (1) default in the payment of any interest upon any Security of that series when it becomes due and payable, and continuance of such default for a period of 30 days; or

                  (2) default in the payment of the principal of (or premium, if any, on) any Security of that series at its Maturity; or

                  (3) default in the deposit of any sinking fund payment, when and as due by the terms of a Security of that series, and continuance of such default for five business days; or

                  (4) default in the performance, or breach, of any covenant or warranty of the Company in this Indenture (other than a covenant or warranty a default in whose performance or whose breach is elsewhere in this Section specifically dealt with or which has expressly been included in this Indenture solely for the benefit of series of Securities other than that series), and continuance of such default or
         breach for a period of 60 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the
         Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Securities of that series a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder, or

                  (5) a default under any bond, debenture, note or other evidence of indebtedness for money borrowed by the Company or under any
         mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company, whether such indebtedness now exists or shall hereafter be created, which default shall constitute a failure to pay the principal of indebtedness in excess of $20,000,000 when due and payable after the expiration of any applicable grace period with respect thereto or shall have resulted in indebtedness in excess of
         $20,000,000 becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable, without such indebtedness having been discharged, or such acceleration having been rescinded or annulled, within a period of 30 days after there shall have been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the Holders of at
         least 25% in an principal amount of the Outstanding Securities a written notice specifying such default and requiring the Company to
         cause such indebtedness to be discharged or cause such acceleration to be rescinded or annulled and stating that such notice is a "Notice of
         Default" hereunder; PROVIDED, HOWEVER, that, subject to the provisions of Sections 6.1 and 6.2, the Trustee shall not be deemed to have knowledge of such default unless either (A) a Responsible
Officer
         of the Trustee shall have actual knowledge of such default or
(B) the
         Trustee shall have received written notice thereof from the Company, from any Holder, from the holder of any such indebtedness or from the trustee under any such mortgage, indenture or other instrument;
or

                  (6) the entry by a court having jurisdiction in the premises of (A) a decree or order for relief in respect of the Company in an involuntary case or proceeding under the National Bankruptcy Act or any other similar Federal or State law or (B) a decree or order adjudging the Company a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company under any applicable Federal or State law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or of
         any substantial part of its property, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order for relief or any such other decree or order unstayed and in effect for a period of 60 consecutive days; or

                  (7) the commencement by the Company of a voluntary case or proceeding under the National Bankruptcy Act or any other similar
         Federal or State law or of any other case or proceeding to be adjudicated a bankrupt or insolvent, or the consent by it to the entry
         of a decree or order for relief in respect of the Company is an involuntary case or proceeding under the National Bankruptcy Act or any
         other similar Federal or State law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing
         by it of a petition or answer or consent seeking reorganization or relief under any applicable Federal or State law, or the consent by it to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of the Company or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due; or

                  (8) any other Event of Default provided with respect to Securities of that series.

         SECTION 5.2 ACCELERATION OF MATURITY; RESCISSION AND ANNULMENT.
If an
Event of Default with respect to Securities of any series at the time Outstanding occurs and is continuing, then in every such case the Trustee or the
Holders of not less than 25% in principal amount of the Outstanding Securities of that series may declare the principal amount (or, if the Securities of that series are Original Issue Discount Securities, such portion of the principal amount as may be specified in the terms of that series) of all of the Securities of that series to be due and payable immediately, by a notice in writing to the
Company (and to the Trustee if given by Holders), and upon any such declaration such principal amount (or specified amount) shall become immediately due and payable.

         At any time after such a declaration of acceleration with respect to
Securities of any series has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this
Article provided, the Holders of a majority in principal amount of the Outstanding Securities of that series, by written notice to the Company and the
Trustee, may rescind and annul such declaration and its consequences if


                  (1) the Company has paid or deposited with the Trustee a sum sufficient to pay

                           (A) all overdue interest on all Securities of
that
                  series,

                           (B) the principal of (and premium, if any, on)
and
                  any sinking fund payments with respect to any Securities of that series which have become due otherwise than by such
                  declaration of acceleration and interest thereon at the rate or rates prescribed therefor in such Securities,

                           (C) to the extent that payment of such
interest is
                  enforceable under applicable law, interest upon overdue interest to the date of such payment or deposit at the rate or
                  rates prescribed therefor in such Securities or, if no such rate or rates are so prescribed, at the rate borne by the
                  Securities during the period of such default, and

                           (D) all sums paid or advanced by the Trustee
                  hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents
and
                  counsel;

         and

                  (2) all Events of Default with respect to Securities of that series, other than the non-payment of the principal of Securities of that series which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section
5.13.

No such waiver or rescission and annulment shall affect any subsequent default or impair any right consequent thereon.

         SECTION 5.3 COLLECTION OF INDEBTEDNESS AND SUITS FOR ENFORCEMENT
BY
TRUSTEE. The Company covenants that (1) in case default shall be made in the payment of any installment of interest on any Security of any series, as and when the same shall become due and payable, and such default shall have continued for a period of 30 days, or (2) in case default shall be made in the payment of the principal of (and premium, if any, on) any Security of any series on its Maturity and such default shall have continued for a period of five business days then, upon demand of the Trustee, the Company will pay to the
Trustee, for the benefit of the Holders of such Securities of such series, the whole amount that then shall have become due and payable on all such Securities for principal (and premium, if any) or interest, or both, as the case may be, with interest upon the overdue principal and (to the extent that payment of such interest is enforceable under applicable law) upon overdue installments of interest at the rate borne by the Securities during the period of such default;
and, in addition thereto, such further amount as shall be sufficient to cover reasonable compensation to the Trustee, its agents, attorneys and counsel, and all other expenses and liabilities incurred, and all advances made, by the
Trustee except as a result of its negligence or bad faith.

         If an Event of Default with respect to Securities of any series occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce is rights and the rights of the Holders of Securities of such series by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

         SECTION 5.4 TRUSTEE MAY FILE PROOFS OF CLAIM. In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Securities or the property of the
Company or of such other obligor or their creditors, the Trustee, irrespective of whether the principal of the Securities shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the
Trustee shall have made any demand on the Company for the payment of overdue principal or interest, shall be emitted and empowered, by intervention in such proceeding or otherwise,

                  (i) to file and prove a claim for the whole amount of principal (and premium, if any) and interest owing and unpaid in respect of the Securities and to file such other papers or documents as
         may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses,
         disbursements and advances of the Trustee, its agents and counsel) and of the Holders allowed in such judicial proceeding and

                  (ii) to collect and receive any moneys or other property
         payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the
Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 6.7.

         Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

         SECTION 5.5 TRUSTEE MAY ENFORCE CLAIMS WITHOUT POSSESSION OF SECURITIES. All rights of action and claims under this Indenture or the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Securities in respect of which such judgment has been recovered.

         SECTION 5.6 APPLICATION OF MONEY COLLECTED. Any money collected by the
Trustee pursuant to this Article shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal (or premium, if any) or interest, upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

                  FIRST: To the payment of all amounts due the Trustee under
         Section 6.7;

                  SECOND: To the payment of the amounts then due and unpaid for principal of (and premium, if any, on) and interest on the Securities in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Securities for principal (and premium, if any) and interest, respectively; and

                  THIRD: To the payment of the remainder, if any, to the Company, its successors or assigns or to whosoever may be lawfully
         entitled to receive the same, or as a court of competent jurisdiction may direct.

         SECTION 5.7 LIMITATION ON SUITS. No Holder of any Security of any series shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless

                  (1) such Holder shall have previously given written notice to the Trustee of a continuing Event of Default with respect to the Securities of that series;

                  (2) the Holders of not less than 25% in principal amount of the Outstanding Securities of that series shall have made written request to the Trustee to institute proceedings in respect of such
         Event of Default in its own name as Trustee hereunder;

                  (3) such Holder or Holders shall have offered to the Trustee reasonable indemnity as it may require against the costs, expenses and liabilities to be incurred in compliance with such request;

                  (4) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity shall have failed to institute any such proceeding; and

                  (5) no direction inconsistent with such written request shall have been given to the Trustee pursuant to Section 5.12 during such
         60-day period by the Holders of a majority in principal amount of the
         Outstanding Securities of that series;

it being understood and intended that no one or more of such Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other of such Holders, or to obtain or to seek to obtain priority or preference over any other of such Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable and common benefit of all of such Holders.

         SECTION 5.8 UNCONDITIONAL RIGHT OF HOLDERS TO RECEIVE PRINCIPAL, PREMIUM AND INTEREST. Notwithstanding any other provision in this Indenture, the
Holder of any Security shall have the right, which is absolute and unconditional, to receive payment of the principal of (and premium, if any, on) and (subject to Section 3.7) interest on such Security on the Stated Maturity or Maturities expressed in such Security (or, in the case of redemption or repayment at the option of the Holder, on the Redemption Date or Repayment Date, as the case may be) and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such
Holder.

         SECTION 5.9 RESTORATION OF RIGHT AND REMEDIES. If the Trustee or any
Holder has instituted any proceeding to enforce any right or remedy under this
Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case, subject to any determination in such proceeding, the Company, the Trustee and the Holders shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the
Trustee and the Holders shall continue as though no such proceeding had been instituted.

         SECTION 5.10 RIGHTS AND REMEDIES CUMULATIVE. Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities in the last paragraph of Section 3.6, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

         SECTION 5.11 DELAY OR OMISSION NOT WAIVER. No delay or omission of the
Trustee or of any Holder of any Securities to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein.
Every right and remedy given by this Article or by law to the Trustee or to the
Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

         SECTION 5.12 CONTROL BY HOLDERS. The Holders of a majority in aggregate principal amount of the Outstanding Securities of any series shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee, with respect to the Securities of such series; PROVIDED, HOWEVER, that

                  (1) such direction shall not be in conflict with any rule of law or with this Indenture,

                  (2) the Trustee may take any other action deemed proper by the
         Trustee which is not inconsistent with such direction,

                  (3) such direction is not unduly prejudicial to the rights of
         Holders not taking part in such direction, and

                  (4) such direction would not involve the Trustee in personal liability, as the Trustee, upon being advised by counsel, shall reasonably determine.


         SECTION 5.13 WAIVER OF PAST DEFAULTS. The Holders of not less than a majority in aggregate principal amount of the Outstanding Securities of any series may on behalf of the holders of all the Securities of such series waive any past default hereunder with respect to such series and its consequences, except a default

                  (1) in the payment of the principal of (or premium, if any,
         on) or interest on any Security of such series, or

                  (2) in respect of a covenant or provision hereof which under
         Article 9 cannot be modified or amended without the consent of the
         Holder of each Outstanding Security of such series affected.

         Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture, and the Company, the Trustee and Holders shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.

         SECTION 5.14 UNDERTAKING FOR COSTS. All parties to this Indenture agree, and each Holder of any Security by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Company, to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in principal amount of the Outstanding Securities of any series, or to any suit instituted by any Holder for the enforcement of the payment of the principal of (or premium, if any, on) or interest on any Security on or after the Stated Maturity or Maturities expressed in such Security (or, in the case of redemption, on or after the Redemption Date).

         SECTION 5.15 WAIVER OF STAY OR EXTENSION LAWS. The Company covenants
(to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this
Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.


                                   ARTICLE VI.

                                   THE TRUSTEE

         SECTION 6.1 CERTAIN DUTIES AND RESPONSIBILITIES. (a) Except during the continuance of an Event of Default,

                  (1) the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                  (2) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates
or
         opinions furnished to the Trustee and conforming to the requirements of this Indenture; but in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this
         Indenture.

         (b) In case an Event of Default has occurred and is continuing, the
Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

         (c) No provision of this Indenture shall be construed to relieve the
Trustee from liability for its own negligent action, its own negligent failure to act, or its own wilful misconduct, except that

                  (1) this Subsection shall not be construed to limit the effect of Subsection (a) of this Section;

                  (2) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

                  (3) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a majority in aggregate principal amount of the Outstanding Securities of any series, determined as provided in Section 5.12, relating to the time, method
         and place of conducting any proceeding for any remedy available to the
         Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture with respect to the Securities of such series; and

                  (4) no provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any personal financial liability in the performance of any of its duties hereunder,
         or in the exercise of any of its rights or powers, if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably
         assured to it.


         (d) Whether or not therein expressly so provided, every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this
Section.

         SECTION 6.2 NOTICE OF DEFAULTS. Within 90 days after the occurrence of any default hereunder with respect to the Securities of any series, the Trustee shall transmit by mail to all Holders of Securities of such series, as their names and addresses appear in the Security Register, notice of such default hereunder known to the Trustee, unless such default shall have been cured or waived; PROVIDED, HOWEVER, that, except in the case of a default in the payment of the principal of (or premium, if any, on) or interest on any Security of such series or in the payment of any sinking fund installment with respect to Securities of such series, the Trustee shall be protected in withholding such notice if and so long as the board of directors, the executive committee, or a trust committee of directors and/or Responsible Officers of the Trustee in good faith determine that the withholding of such notice is in the interest of the
Holders of Securities of such series; and PROVIDED, FURTHER, that in the case of any default of the character specified in Section 5.1(4) with respect to Securities of such series, no such notice to Holders shall be given until at least 30 days after the occurrence thereof. For the purpose of this Section, the term "default" means any event which is, or after notice or lapse of time or both would become, an Event of Default (not including periods of grace, if any) with respect to Securities of such series.

         SECTION 6.3 CERTAIN RIGHTS OF TRUSTEE. Subject to the provisions of
Section 6.1:

                  (a) the Trustee may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness, approval or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

                  (b) any request or direction of the Company mentioned herein shall be sufficiently evidenced by a Company Request or Company
Order
         and any resolution of the Board of Directors may be sufficiently evidenced by a Board Resolution;

                  (c) whenever in the administration of this Indenture the
         Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may,
         in the absence of bad faith on its part, rely upon an Officers' Certificate;

                  (d) the Trustee may consult with counsel and the written
         advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon and in accordance therewith;

                  (e) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;


                  (f) except during the continuance of an Event of Default, the
         Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit;
         and

                  (g) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by
or
         through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

         SECTION 6.4 TRUSTEE NOT RESPONSIBLE FOR RECITALS IN INDENTURE OR
IN
SECURITIES. The recitals contained herein and in the Securities, except the
Trustee's certificates of authentication, shall be taken as the statements of the Company, and the Trustee assumes no responsibility for their correctness.
The Trustee makes no representations as to the validity or sufficiency of this
Indenture or of the Securities, except that the Trustee represents that it is duly authorized to execute and deliver this Indenture, authenticate the Securities and perform its obligations hereunder and that the statements made by it in a Statement of Eligibility on Form T-1 supplied to the Company are true and accurate, subject to the qualifications set forth therein. The Trustee shall not be accountable for the use or application by the Company of Securities or the proceeds thereof.

         SECTION 6.5 MAY HOLD SECURITIES. The Trustee, any Paying Agent, any
Security Registrar or any other agent of the Company, in its individual or any other capacity, may become the owner or pledgee of Securities and, subject to
Sections 6.8 and 6.13, may otherwise deal with the Company with the same rights it would have if it were not Trustee, Paying Agent, Security Registrar or such other agent.

         SECTION 6.6 MONEY HELD IN TRUST. Subject to the provisions of
Section
4.4, all moneys received by the Trustee shall, until used or applied as herein provided, be held in trust for the purposes for which they were received, but need not be segregated from other funds except to the extent required by law.
The Trustee stall pay such interest on any moneys received by it hereunder as it may agree with the Company to pay thereon. So long as no Event of Default shall have occurred and be continuing, all interest allowed on any such moneys shall be paid from time to time upon the receipt of a Company Order with respect thereto.

         SECTION 6.7 COMPENSATION AND REIMBURSEMENT. The Company covenants and agrees to pay to the Trustee from time to time, and the Trustee shall be entitled to, reasonable compensation for all services rendered by it hereunder
(which stall not be limited by any provision of law in regard to the compensation of a trustee of an express trust), and, except as otherwise expressly provided, the Company will pay or reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any of the provisions of this Indenture (including the reasonable compensation and the expenses and disbursements of its agents, attorneys and counsel and of all persons not regularly in its employ) except any such expense, disbursement or advance as may arise from its negligence or bad faith. The Company also covenants to indemnify the Trustee for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on the part of the Trustee, arising out of or in connection with the acceptance or administration of this trust, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder.

         SECTION 6.8 DISQUALIFICATION; CONFLICTING INTEREST. (a) If the Trustee has or shall acquire any conflicting interest, as defined in this Section, with respect to the Securities of any series:

                  (1) then, within 90 days after ascertaining that it has such conflicting interest, and if the Event of Default to which such conflicting interest relates has not been cured or duly waived
or
         otherwise eliminated before the end of such 90-day period, the Trustee shall either eliminate such conflicting interest or, except as otherwise provided below in this Section, resign, and the
Company shall
         take prompt steps to have a successor appointed in the manner provided in Section 6.10;

                  (2) in the event that the Trustee shall fail to comply with the provisions of clause (i) of this Subsection, the Trustee shall, within 10 days after the expiration of such 90-day period, transmit notice of such failure to the Holders of the Securities of the applicable series in the manner and to the extent provided in
Section
         7.3(c); and

                  (3) subject to the provisions of Section 5.14, unless the
         Trustee's duty to resign is stayed as provided below in this Section, any Holder of the Securities of the applicable series who has been a bona fide Holder of such Securities for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee, and the appointment of a successor, if the Trustee fails, after written request thereof by such Holder to comply with the provisions of clause
(1) of
         this Subsection.

         (b) For the purposes of this Section, a Trustee shall be deemed to have a conflicting interest if an Event of Default exists with respect to the Securities of the applicable series and:

                  (1) the Trustee is trustee under this Indenture with respect to the Outstanding Securities of any series other than the applicable series or is trustee under another indenture under which any other securities, or certificates of interest or participation in any other securities, of the Company are outstanding, unless such other indenture is a collateral trust indenture under which the only collateral consists of Securities issued under this Indenture; PROVIDED,
HOWEVER,
         that there shall be excluded from the operation of this paragraph this
         Indenture with respect to the Securities of any series other than the applicable series and any indenture or indentures under which other securities, or certificates of interest or participation in other securities, of the Company are outstanding, if

                           (i) this Indenture and such other indenture or
                  indentures are wholly unsecured and ranks equally, and such other indenture or indentures are hereafter qualified under the Trust Indenture Act of 1939, unless the Commission shall have found and declared by order pursuant to


                  Section 305(b) or Section 307(c) of the Trust Indenture
Act of
                  1939 that differences exist between the provisions of this
                  Indenture with respect to Securities of the applicable series and one or more other series or the provisions of such other indenture or indentures which are so likely to involve a
                  material conflict of interest as to make it necessary in the public interest or for the protection of investors to disqualify the Trustee from acting as such under this Indenture with respect to the Securities of the applicable
                  series and such other series or under such other indenture or indentures, or

                           (ii) the Company shall have sustained the
burden of
                  proving, on application to the Commission and after opportunity for hearing thereon, that trusteeship under this
                  Indenture with respect to the Securities of the applicable series and such other series or such other indenture or indentures is not so likely to involve a material conflict of
                  interest as to make it necessary in the public interest or for the protection of investors to disqualify the Trustee from acting as such under this Indenture with respect to the Securities of that series and such other series or under such
                  other indenture or indentures;

                  (2) the Trustee or any of its directors or executive officers is an underwriter for the Company;

                  (3) the Trustee directly or indirectly controls or is directly or indirectly controlled by or is under direct or indirect common control with an underwriter for the Company;

                  (4) the Trustee or any of its directors or executive officers is a director, officer, partner, employee, appointee or representative of the Company, or of an underwriter (other than the Trustee itself)
         for the Company who is currently engaged in the business of underwriting, except that (i) one individual may be a director or an
         executive officer, or both, of the Trustee and a director or an executive officer, or both, of the Company, but may not be at the same
         time an executive officer of both the Trustee and the Company;
(ii) if
         and so long as the number of directors of the Trustee in office is more than nine, one additional individual may be a director or an executive officer, or both, of the Trustee and a director of the Company;
and
         (iii) the Trustee may be designated by the Company or by any underwriter for the Company to act in the capacity of transfer agent,
         registrar, custodian, paying agent, fiscal agent, escrow agent or depositary, or in any other similar capacity, or, subject to the provisions of paragraph (1) of this Subsection, to act as trustee,
         whether under an indenture or otherwise;

                  (5) 10% or more of the voting securities of the Trustee is beneficially owned either by the Company or by any director, partner or executive officer thereof, or 20% or more of such voting securities is beneficially owned, collectively, by any two or more of such persons;
         or 10% or more of the voting securities of the Trustee is beneficially owned either by an underwriter for the Company or by any director, partner or executive officer thereof, or is beneficially owned, collectively, by any two or more such persons;


                  (6) the Trustee is the beneficial owner of, or holds as collateral security for an obligation which is in default (as hereinafter in this Subsection defined), (i) 5% or more of the voting
         securities, or 10% or more of any other class of security, of the
         Company not including the Securities issued under this Indenture and securities issued under any other indenture under which the Trustee is also trustee, or (ii) 10% or more of any class of security of an underwriter for the Company;

                  (7) the Trustee is the beneficial owner of, or holds as collateral security for an obligation which is in default (as hereinafter in this Subsection defined), 5% or more of the voting
         securities of any person who, to the knowledge of the Trustee, owns 10%
         or more of the voting securities of, or controls directly or indirectly or is under direct or indirect common control with, the Company;

                  (8) the Trustee is the beneficial owner of, or holds as collateral security for an obligation which is in default (as hereinafter in this Subsection defined), 10% or more of any class of
         security of any person who, to the knowledge of the Trustee, owns 50%
         or more of the voting securities of the Company;

                  (9) the Trustee owns, on the date of an Event of
Default with
         respect to the Securities of the applicable series or any
anniversary
         of such Event of Default while such Event of Default remains outstanding, in the capacity of executor, administrator, testamentary
         or inter vivos trustee, guardian, committee or conservator, or in any
         other similar capacity, an aggregate of 25% or more of the voting
         securities, or of any class of security, of any person, the beneficial
         ownership of a specified percentage of which would have
constituted a
         conflicting interest under paragraph (6), (7) or (8) of this Subsection. As to any such securities of which the Trustee acquired
         ownership through becoming executor, administrator or
testamentary
         trustee of an estate which included them, the provisions of the preceding sentence shall not apply, for a period of two years from the
         date of such acquisition, to the extent that such securities included
         in such estate do not exceed 25% of such voting securities or
25% of
         any such class of security. Promptly after the dates of any such
Event
         of Default with respect to the Securities of the applicable series and
         annually in each succeeding year that such Event of Default remains
         outstanding, the Trustee shall make a check of its holdings of such
         securities in any of the above-mentioned capacities as of such dates.
         If the Company fails to make payment in full of the principal of
(or
         premium, if any, on) or interest on any of the Securities when and as
         the same becomes due and payable, and such failure continues for
30
         days thereafter, the Trustee shall make a prompt check of its holdings of such securities in any of the above-mentioned capacities as of the date of the expiration of such 30-day period, and after such date, notwithstanding the foregoing provisions of this paragraph, all such securities so held by the Trustee, with sole or joint control over such securities vested in it, shall, but only so long as such failure shall continue, be considered as though beneficially owned by the Trustee for the purposes of paragraphs (6), (7) and (8) of this Subsection;
or

                  (10) except under the circumstances described in paragraphs
         (1), (3), (4), (5) or (6) of Section 6.13(b), the Trustee shall become a creditor of the Company.


         For purposes of paragraph (1) of this Subsection, and of Sections 5.12 and 5.13, the term "series of securities" and "series" means a series, class or group of securities issuable under an indenture pursuant to whose terms holders of one such series may vote to direct the indenture trustee, or otherwise take action pursuant to a vote of such holders, separately from holders of another such series; provided, HOWEVER, that "series of securities" or "series" shall not include any series of securities issuable under an indenture if all such series rank equally and are wholly unsecured.

         The specification of percentages in paragraphs (5) to (9), inclusive, of this Subsection shall not be construed as indicating that the ownership of such percentages of the securities of a person is or is not necessary or sufficient to constitute direct or indirect control for the purposes of paragraph (3) or (7) of this Subsection.

         For the purposes of paragraphs (6), (7), (8) and (9) of this Subsection only, (i) the terms "security" and "securities" shall include only such securities as are generally known as corporate securities, but shall not include any note or other evidence of indebtedness issued to evidence an obligation to repay moneys lent to a person by one or more banks, trust companies or banking firms, or any certificate of interest or participation in any such note or evidence of indebtedness; (ii) except as expressly provided in paragraph
(9) of
this Subsection, an obligation shall be deemed to be "in default" when a default in payment of principal shall have continued for 30 days or more and shall not have been cured; and (iii) the Trustee shall not be deemed to be the owner or holder of (A) any security which it holds as collateral security, as trustee or otherwise, for an obligation which is not in default as defined in clause
(ii)
above, or (B) security which it holds as collateral security under this Indenture, irrespective of any default hereunder, or (C) any security which it holds as agent for collection, or as custodian, escrow agent or depositary, or in any similar representative capacity.

         Except as provided in the next preceding paragraph, the word "security" or "securities" as used in this Indenture shall mean any note, stock, treasury stock, bond, debenture, evidence of indebtedness, certificate of interest or participation in any profit-sharing agreement, collateral-trust certificate, pre-organization certificate or subscription, transferable share, investment contract, voting-trust certificate, certificate of deposit for a security, fractional undivided interest in oil, gas or other mineral rights, or, in general, any interest or instrument commonly known as a "security", or any certificate of interest or participation in, temporary or interim certificate for, receipt for, guarantee of, or warrant or right to subscribe to or purchase, any of the foregoing.

         (c) For the purposes of this Section:

                  (1) The term "underwriter", when used with reference to the
         Company, shall mean every person who, within one year prior to the time as of which the determination is made, has purchased from the Company with a view to, or has offered or sold for the Company in connection with, the distribution of any security of the Company outstanding at such time, or has participated or has had a direct or indirect participation in any such undertaking, or has participated or has had a
         participation in the direct or indirect underwriting of any such undertaking, but such term shall not include a person whose interest
         was limited to a commission from an underwriter or dealer not in excess of the usual and customary distributors' or sellers' commission.


                  (2) The term "director" shall mean any director of a corporation or any individual performing similar functions with respect
         to any organization, whether incorporated or unincorporated.

                  (3) The term "person" shall mean an individual, a corporation, a partnership, an association, a joint-stock company, a trust, an unincorporated organization or a government or political subdivision thereof. As used in this paragraph, the term "trust" shall include only a trust where the interest or interests of the beneficiary or beneficiaries are evidenced by a security.

                  (4) The term "voting security" shall mean any security presently entitling the owner or holder thereof to vote in the direction or management of the affairs of a person, or any security
         issued under or pursuant to any trust, agreement or arrangement whereby a trustee or trustees or agent or agents for the owner or holder of such security are presently entitled to vote in the direction or management of the affairs of a person.

                  (5) The term "Company" shall mean any obligor upon the Securities.

                  (6) The term "Event of Default" shall mean an Event of Default pursuant to Section 5.1, but exclusive of any period of grace or requirement of notice.

                  (7) The term "executive officer" shall mean the president, every vice president, every trust officer, the cashier, the secretary and the treasurer of a corporation, and any individual customarily performing similar functions with respect to any organization whether incorporated or unincorporated, but shall not include the chairman of the board of directors.

         (d) The percentages of voting securities and other securities specified in this Section shall be calculated in accordance with the following provisions:

                  (1) A specified percentage of the voting securities of the
         Trustee, the Company or any other person referred to in this Section
         (each of whom is referred to as a "person" in this paragraph) means such amount of the outstanding voting securities of such person as entitles the holder or holders thereof to cast such specified percentage of the aggregate votes which the holders of all the outstanding voting securities of such person are entitled to cast in
         the direction or management of the affairs of such person.

                  (2) A specified percentage of a class of securities of a
         person means such percentage of the aggregate amount of securities of the class outstanding.

                  (3) The term "amount", when used in regard to securities,
         means the principal amount if relating to evidences of indebtedness, the number of shares if relating to capital shares and the number of units if relating to any other kind of security.

                  (4) The term "outstanding" means issued and not held by or for the account of the issuer. The following securities shall not be deemed outstanding within the meaning of this definition:


                           (i) securities of an issuer held in a sinking
fund
                  relating to securities of the issuer of the same class;

                           (ii) securities of an issuer held in a sinking
fund
                  relating to another class of securities of the issuer, if the obligation evidenced by such other class of securities is not in default as to principal or interest or otherwise;

                           (iii) securities pledged by the issuer thereof
as
                  security for an obligation of the issuer not in default as to principal or interest or otherwise; and

                           (iv) securities held in escrow if placed in
escrow by
                  the issuer thereof;

         PROVIDED, HOWEVER, that any voting securities of an issuer shall be deemed outstanding if any person other than the issuer is entitled to exercise the voting rights thereof.

                  (5) A security shall be deemed to be of the same class as
         another security if both securities confer upon the holder or holders thereof substantially the same rights and privileges; PROVIDED, HOWEVER, that, in the case of secured evidences of indebtedness, all of
         which are issued under a single indenture, differences in the interest rates or maturity dates of various series thereof shall not be deemed sufficient to constitute such series different classes; and, PROVIDED,
         FURTHER, that, in the case of unsecured evidences of indebtedness, differences in the interest rates or maturity dates thereof shall not be deemed sufficient to constitute them securities of different classes, whether or not they are issued under a single indenture.

         SECTION 6.9 CORPORATE TRUSTEE REQUIRED; ELIGIBILITY. There shall at all times be a Trustee hereunder which shall be a corporation organized and doing business under the laws of the United States of America, any State thereof or the District of Columbia or a corporation or other person permitted to act as
Trustee by the Commission, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $5,000,000, and subject to supervision or examination by Federal, State or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined-capital and surplus as set forth in its most recent report of condition so published. No obligor upon the Securities or Person directly or indirectly controlling by, or under common control with such obligor shall serve as Trustee hereunder. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in Section 6.10.

         SECTION 6.10 RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR.
(a) No
resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirements of Section 6.11.


         (b) The Trustee may resign at any time with respect to the Securities of one or more series by giving written notice thereof to the Company and by mailing notice thereof to the Holders of Securities of such one or more series, as their names and addresses appear in the Security Register. If the instrument of acceptance by a successor Trustee required by Section 6.11 shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the
Securities of such one or more series or any Holder who has been a bona fide holder of a Security or Securities of such one or more series for at least six months may, subject to the provisions of Section 5.14, on behalf of himself and all others similarly situated, petition any such court for the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor Trustee.

         (c) The Trustee may be removed and a successor Trustee appointed at any time with respect to the Securities of any series by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series, delivered to the Trustee so removed, to the successor Trustee and to the Company.

         (d) If at any time:

                  (1) the Trustee shall fail to comply with Section
6.8(a) after
         written request therefor by the Company or by any Holder who has been a bona fide holder of a Security for at least six months, or

                  (2) the Trustee shall cease to be eligible under
Section 6.9
         and shall fail to resign after written request therefor by the Company or by any such Holder, or

                  (3) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation,

then, in any such case, (i) the Company by a Board Resolution may remove the
Trustee and appoint a successor Trustee with respect to all Securities, one copy of which Board Resolution shall be delivered to the Trustee so removed and one copy to the successor Trustee, or (ii) subject to Section 5.14, any Holder who has been a bona fide holder of a Security for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee with respect to all Securities and the appointment of a successor Trustee or Trustees. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, remove the
Trustee and appoint a successor Trustee.

         (e) If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause, with respect to the Securities of one or more series, the Company, by a Board Resolution, shall promptly appoint a successor Trustee or Trustees with respect to the Securities of that or those series (it being understood that any such successor Trustee may be appointed with respect to the Securities of one or more or all of such series and that at any time there shall be only one Trustee with respect to the Securities of any particular series) and shall comply with the applicable requirements of Section
6.11. If, within one year after such resignation, removal or incapability, or the occurrence of such vacancy, a successor Trustee with respect to the Securities of any series shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding Securities of such series delivered to the Company and the retiring Trustee, the successor Trustee so appointed shall, forthwith upon its acceptance of such appointment in accordance with the applicable requirements of Section 6.11, become the successor Trustee with respect to the Securities of such series and to that extent supersede the successor Trustee appointed by the Company. If no successor Trustee with respect to the Securities of any series shall have been so appointed by the Company or the Holders and accepted appointment in the manner required by Section 6.11, any
Holder who has been a bona fide holder of a Security of such series for at least six months may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a Successor Trustee with respect to the Securities of such series.

         SECTION 6.11 ACCEPTANCE OF APPOINTMENT BY SUCCESSOR. (a) In case of the appointment hereunder of a successor Trustee with respect to all Securities, every such successor Trustee so appointed shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on the request of the Company or the successor Trustee, such retiring Trustee shall, upon payment of its charges pursuant to Section 6.7, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder.

         (b) In case of the appointment hereunder of a successor Trustee with respect to the Securities of one or more (but not all) series, the Company, the retiring Trustee and each successor Trustee with respect to the Securities of one or more series shall execute and deliver an indenture supplemental hereto wherein each successor Trustee shall accept such appointment and which
(1) shall
contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Trustee all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series to which the appointment of such successor Trustee relates, (2) if the retiring Trustee is not retiring with respect to all Securities, shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Securities of that or those series as to which the retiring
Trustee is not retiring shall continue to be vested in the retiring
Trustee, and
(3) shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee; and upon the execution and delivery of such supplemental indenture the resignation or removal of the retiring Trustee shall become effective to the extent provided therein and each such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee with respect to the
Securities of that or those series to which the appointment of such successor
Trustee relates;


but, on request of the Company or any successor Trustee, such retiring Trustee shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder with respect to the Securities of that or those series to which the appointment of such successor Trustee relates.

         (c) Upon request of any such successor Trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all such rights, powers and trusts referred to in paragraph (a) or (b) of this Section, as the case may be.

         (d) No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article.

         (e) Upon acceptance of appointment by a successor Trustee as provided in this Section, the Company shall mail notice of the succession of such Trustee hereunder to the Holders of the Securities of one or more or all series, as the case may be, to which the appointment of such successor Trustee relates as their names and addresses appear on the Security Register. If the Company fails to mail such notice within 10 days after acceptance of appointment by the successor
Trustee, the successor Trustee shall cause such notice to be mailed at the expense of the Company.

         SECTION 6.12 MERGER, CONVERSION, CONSOLIDATION OR SUCCESSION TO BUSINESS. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of the parties hereto. In case any Securities shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Securities so authenticated with the same effect as if such successor Trustee had itself authenticated such Securities; and in case at that time any of the Securities shall not have been authenticated, any successor Trustee may authenticate such Securities either in the name of any predecessor hereunder or in the name of the successor Trustee; and in all such cases such certificates shall have the full force which the Securities or this
Indenture provide that the certificate of the Trustee shall have;
PROVIDED,
HOWEVER, that the right to adopt the certificate of authentication of any predecessor Trustee or to authenticate Securities in the name of any predecessor
Trustee shall apply only to its successor or successors by merger, conversion or consolidation.

         SECTION 6.13 PREFERENTIAL COLLECTION OF CLAIMS AGAINST COMPANY.
(a)
Subject to Subsection (b) of this Section, if the Trustee shall be or shall become a creditor, directly or indirectly, secured or unsecured, of the Company within three months prior to a default, as defined in Subsection (c) of this
Section, or subsequent to such a default, then, unless and until such default shall be cured, the Trustee shall set apart and hold in a special account for the benefit of the Trustee individually, the Holders and the holders of other indenture securities, as defined in Subsection (c) of this Section:


                  (1) an amount equal to any and all reductions in the amount due and owing upon any claim as such creditor in respect of principal or interest, effected after the beginning of such three months' period and valid as against the Company and its other creditors, except any such reduction resulting from the receipt or disposition of any property described in paragraph (2) of this Subsection, or from the
         exercise of any right of set-off which the Trustee could have exercised if a petition in bankruptcy had been filed by or against the Company upon the date of such default; and

                  (2) all property received by the Trustee in respect of any claims as such creditor, either as security therefor, or in satisfaction or composition thereof, or otherwise, after the beginning
         of such three months' period, or an amount equal to the proceeds of any such property, if disposed of, SUBJECT, HOWEVER, to the rights, if any, of the Company and its other creditors in such property or such proceeds.

Nothing herein contained, however, shall affect the right of the Trustee:

                           (A) to retain for its own account (i) payments
made
                  on account of any such claim by any Person (other than the
                  Company) who is liable thereon, and (ii) the proceeds of the bona fide sale of any such claim by the Trustee to a third
                  Person, and (iii) distributions made in cash, securities or other property in respect of claims filed against the Company in bankruptcy or receivership or in proceedings for reorganization pursuant to the National Bankruptcy Act or any
                  other similar applicable Federal or State law;

                           (B) to realize, for its own account, upon any
                  property held by it as security for any such claim, if such property was so held prior to the beginning of such three
                  months' period;

                           (C) to realize, for its own account, but only
to the
                  extent of the claim hereinafter mentioned, upon any property held by it as security for any such claim, if such claim was created after the beginning of such three months' period and such property was received as security therefor simultaneously with the creation thereof, and if the Trustee shall sustain the burden of proving that at the time such property was so received the Trustee had no reasonable cause to believe that a default, as defined in Subsection (c) of this Section, would occur within three months; or

                           (D) to receive payment on any claim referred
to in
                  paragraph (B) or (C), against the release of any property held as security for such claim as provided in paragraph (B) or
                  (C), as the case may be, to the extent of the fair value of such property.

         For the purposes of paragraphs (B), (C) and (D), property substituted after the beginning of such three months' period for property held as security at the time of such substitution shall, to the extent of the fair value of the property released, have the same status as the property released, and, to the extent that any claim referred to in any of such paragraphs is created in renewal of or in substitution for or for the purpose of repaying or refunding any pre-existing claim of the Trustee as such creditor, such claim shall have the same status as such pre-existing claim.

         If the Trustee shall be required to account, the funds and property held in such special account and the proceeds thereof shall be apportioned among the Trustee, the Holders and the holders of other indenture securities in such manner that the Trustee, the Holders and the holders of other indenture securities realize, as a result of payments from such special account and payments of dividends on claims filed against the Company in bankruptcy or receivership or in proceedings for reorganization pursuant to the National
Bankruptcy Act or any other similar applicable Federal or State law, the same percentage of their respective claims, figured before crediting to the claim of the Trustee anything on account of the receipt by it from the Company of the funds and property in such special account, and before crediting to the respective claims of the Trustee, the Holders and the holders of other indenture securities dividends on claims filed against the Company in bankruptcy or receivership or in proceedings for reorganization pursuant to. the National
Bankruptcy Act or any other similar applicable Federal or State law, but after, crediting thereon receipts on account of the indebtedness represented by their respective claims from all sources other than from such dividends and from the funds and property so held in such special account. As used in this paragraph, with respect to any claim, the term "dividends" shall include any distribution with respect to such claim, in bankruptcy or receivership or proceedings for reorganization pursuant to the National Bankruptcy Act or any other similar applicable Federal or State law, whether such distribution is made in cash, securities or other property, but shall not include any such distribution with respect to the secured portion, if any, of such claim. The court in which such bankruptcy, receivership or proceedings for reorganization is pending shall have jurisdiction (i) to apportion among the Trustee, the Holders and the holders of other indenture securities, in accordance with the provisions of this paragraph, the funds and property held in such special account and proceeds thereof, or
(ii) in lieu of such apportionment, in whole or in part, to give to the provisions of this paragraph due consideration in determining the fairness of the distributions to be made to the Trustee, the Holders and the holders of other indenture securities with respect to their respective claims, in which event it shall not be necessary to liquidate or to appraise the value of any securities or other property held in such special account or as security for any such claim, or to make a specific allocation of such distributions as between the secured and unsecured portions of such claims, or otherwise to apply the provisions of this paragraph as a mathematical formula.

         Any Trustee which has resigned or been removed after the beginning of such three months' period shall be subject to the provisions of this Subsection as though such resignation or removal had not occurred. If any Trustee has resigned or been removed prior to the beginning of such three months' period, it shall be subject to the provisions of this Subsection if and only if the following conditions exist:

                  (i) the receipt of property or reduction of claim which would have given rise to the obligation to account, if such Trustee had continued as Trustee, occurred after the beginning of such three months' period; and

                  (ii) such receipt of property or reduction of claim occurred within three months after such resignation or removal.


         (b) There shall be excluded from the operation of Subsection (a) of this Section a creditor relationship arising from:

                  (1) the ownership or acquisition of securities issued under any indenture, or any security or securities having a maturity of one year or more at the time of acquisition by the Trustee;

                  (2) advances authorized by a receivership or bankruptcy court of competent jurisdiction or by this Indenture, for the purpose of preserving any property which shall at any time be subject to the lien of this Indenture or of discharging tax liens or other prior liens or encumbrances thereon, if notice of such advances and of the circumstances surrounding the making thereof is given to the
Holders at
         the time and in the manner provided in Section 7.3 of this indenture;

                  (3) disbursements made in the ordinary course of business in the capacity of trustee under an indenture, transfer agent, registrar, custodian, paying agent, fiscal agent or depositary, or other similar capacity;

                  (4) an indebtedness created as a result of services rendered or premises rented; or an indebtedness created as a result of goods or securities sold in a cash transaction, as defined in Subsection
(c) of
         this Section;

                  (5) the ownership of stock or of other securities of a corporation organized under the provisions of Section 25(a) of the
         Federal Reserve Act, as amended, which is directly or indirectly a creditor of the Company; or

                  (6) the acquisition, ownership, acceptance or negotiation of any drafts, bills of exchange, acceptances or obligations which fall within the classification of self-liquidating paper, as defined in
         Subsection (c) of this Section.

         (c) For the purposes of this Section only:

                  (1) the term "default" shall mean any failure to make payment in full of the principal of or interest on any of the Securities or upon the other indenture securities when and as such principal or interest becomes due and payable;

                  (2) the term "other indenture securities" shall mean securities upon which the Company is an obligor (as defined in the
         Trust Indenture Act of 1939) outstanding under any other indenture (i)
         under which the Trustee is also trustee, (ii) which contains provisions substantially similar to the provisions of Subsection (a) of this
         Section, and (iii) under which a default exists at the time of the apportionment of the funds and property held in such special account;

                  (3) the term "cash transaction" shall mean any transaction in which full payment for goods or securities sold is made within seven days after delivery of the goods or securities in currency or in checks or other orders drawn upon banks or bankers and payable upon demand;


                  (4) the term "self-liquidating paper" shall mean any draft, bill of exchange, acceptance or obligation which is made, drawn, negotiated or incurred by the Company for the purpose of financing the
         purchase processing, manufacturing shipment, storage or sale of goods, wares or merchandise and which is secured by documents evidencing title to, possession of, or a lien upon, the goods, wares or merchandise or the receivables or proceeds arising from the sale of the goods, wares or merchandise previously constituting the security, provided the security is received by the Trustee simultaneously with the creation of the creditor relationship whit the Company arising from the making, drawing, negotiating or incurring of the draft, bill of exchange, acceptance or obligation; and

                  (5) the term "Company" shall mean any obligor upon the Securities.

                                  ARTICLE VII.

                HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY

         SECTION 7.1 COMPANY TO FURNISH TRUSTEE INFORMATION AS TO NAMES
AND
ADDRESSES OF HOLDERS. The Company covenants and agrees that it will furnish or cause to be furnished to the Trustee:

                  (a) Semi-annually, not later than April 1 and October 1 in each year, commencing October 1, 2001, a list, in such form as the
         Trustee may reasonably require, of the names and addresses of the
         Holders as of a date not more than 15 days prior to the time such list is furnished and

                  (b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

PROVIDED, HOWEVER, that so long as the Trustee is the Security Registrar, no such list shall be required to be furnished.

         SECTION 7.2 PRESERVATION OF INFORMATION; COMMUNICATIONS TO
HOLDERS. (a)
The Trustee shall preserve, in as current a form as is reasonably practicable, all information as to the names and addresses of the Holders of Securities (1) contained in the most recent list furnished to it as provided in Section
7.1 and
(2) received by it in the capacity of Paying Agent or Security Registrar (if so acting) hereunder.

         The Trustee may destroy any list furnished to it as provided in Section
7.1 upon receipt of a new list so furnished.

         (b) In case three or more Holders of Securities of any series (hereinafter called "applicants") apply in writing to the Trustee, and furnish to the Trustee reasonable proof that each such applicant has owned a Security of such series for a period of at least six months preceding the date of such application, and such application states that the applicants desire to communicate with other Holders of Securities of the same series or of all series, as the case may be, with respect to their rights under this Indenture or under the Securities of such series or of all series, as the case may be, and is accompanied by a copy of the form of proxy or other communication which such applicants propose to transmit, then the Trustee shall, within five business days after the receipt of such application, at its election, either

                  (1) afford such applicants access to the information preserved a the time by the Trustee in accordance with the provisions of Subsection (a) of this Section 7.2, or

                  (2) inform such applicants as to the approximate number of
         Holders of Securities of such series or of all series, as the case may be, whose names and addresses appear in the information preserved at the time by the Trustee in accordance with the provisions of Subsection
         (a) of this Section 7.2, and as to the approximate cost of mailing to such Holders the form of proxy or other communication, if any, specified in such application.

         If the Trustee shall elect not to afford such applicants access to such information, the Trustee shall, upon the written request of such applicants, mail to each Holder of Securities of such series or of all series, as the case may be, whose name and address appear in the information preserved at the time by the Trustee in accordance with the provisions of Subsection (a) of this
Section 7.2, a copy of the form of proxy or other communication which is specified in such request, with reasonable promptness after a tender to the
Trustee of the material to be mailed and of payment, or provision for the payment, of the reasonable expenses of mailing, unless within five days after such tender the Trustee shall mail to such applicants send file with the Commission, together with a copy of the material to be mailed, a written statement to the effect that, in the opinion of the Trustee, such mailing would be contrary to the best interests of the Holders of Securities of such series or of all series, as the case may be, or would be in violation of applicable law.
Such written statement shall specify the basis of such opinion. If said Commission, after opportunity for a hearing upon the objections specified in the written statement so filed, shall enter an order refusing to sustain any of such objections or if, after the entry of an order sustaining one or more of such objections, said Commission shall find, after notice and opportunity for hearing, that all the objections so sustained have been met and shall enter an order so declaring, the Trustee shall mail copies of such material to all such
Holders with reasonable promptness after the entry of such order and the renewal of such tender; otherwise the Trustee shall be relieved of any obligation or duty to such applicants respecting their application.

         (c) Each and every Holder of Securities, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the
Trustee nor any Security Registrar nor any Paying Agent shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Holders in accordance with the provisions of Subsection (b) of this Section 7.2, regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under said Subsection (b).

         SECTION 7.3 REPORTS BY TRUSTEE. (a) On or before October 1,
2001, and
on or before October 1 in every year thereafter, so long as required by the
Trust Indenture Act of 1939, as then amended, and so long as any Securities are
Outstanding hereunder, the Trustee shall transmit to the Holders as hereinafter in this Section 7.3 provided and to the Company a brief report, dated as of the preceding April 1, with respect to any of the following events which may have occurred within the 12 months prior to the date of such report (but if no such event has occurred within such period no report need be transmitted):

                  (1) any change to its eligibility under Section 6.9, and its qualification under Section 6.8;

                  (2) the creation of or any material change to a relationship specified in paragraphs (1) through (10) of Subsection (b) of Section
         6.8;

                  (3) the character and amount of any advances (and if the
         Trustee elects so to state, the circumstances surrounding the making thereof) made by the Trustee (as such) which remain unpaid on the date of such report, and for the reimbursement of which it claims or may claim a lien or charge, prior to that of the Securities, on any property or funds held or collected by it as Trustee, except the Trustee shall not be required (but may elect) to report such advances
         if such advances so remaining unpaid aggregate not more than one-half of one per cent of the aggregate principal amount of the Outstanding
         Securities on the date of such report;

                  (4) the amount, interest rate, and maturity date of all other indebtedness owing by the Company (or by any other obligor on the
         Securities) to the Trustee in its individual capacity, on the date of such report, with a brief description of any property held as collateral security therefor, except an indebtedness based upon
a
         creditor relationship arising in any manner described in paragraph (2),
         (3), (4) or (5) of Subsection (b) of Section 6.13;

                  (5) any change to the property and funds, if any, physically in the possession of the Trustee (as such) on the date of such report;

                  (6) any additional issue of Securities which it has not previously reported; and

                  (7) any action taken by the Trustee in the performance of its duties under this Indenture which it has not previously reported and which in its opinion materially affects the Securities, except action in respect of a default, notice of which has been or is to be withheld by it in accordance with the provisions of Section 6.2.

         (b) The Trustee shall transmit to the Holders, as hereinafter provided, and to the Company a brief report with respect to the character and amount of any advances (and if the Trustee elects so to state, the circumstances surrounding the making thereof) made by the Trustee (as such) since the date of the last report transmitted pursuant to the provisions of Subsection (a) of this
Section 7.3 (or if no such report has yet been so transmitted, since the date of execution of this Indenture) for the reimbursement of which it claims or may claim a lien or charge prior to that of the Securities on property or funds held or collected by it as Trustee and which it has not previously reported pursuant to this Subsection, except that the Trustee shall not be required (but may elect) to report such advances if such advances remaining unpaid at any time aggregate ten per cent or less of the aggregate principal amount of the Outstanding Securities not such time, such report to be transmitted within 90 days after such time.


         (c) Reports pursuant to this Section 7.3 shall be transmitted by mail to all Holders, as the names and addresses of such Holders appear upon the
Security Register.

         (d) A copy of each such report shall, at the time of such transmission to Holders, be filed by the Trustee with each stock exchange upon which any of the Securities are listed and also with the Commission. The Company agrees to notify the Trustee when and as any of the Securities become listed on any stock exchange.

         SECTION 7.4 REPORTS BY COMPANY. (a) The Company covenants and agrees to file with the Trustee, within 15 days after the Company is required to file the same with the Commission, copies of the annual reports and of the information, documents and other reports (or copies of such portions of any of the foregoing as said Commission may from time to time by rules and regulations prescribe) which the Company may be required to file with said Commission pursuant to
Section 13 or Section 15(d) of the Securities Exchange Act of 1934; or, if the
Company is not required to file information, documents or reports pursuant to either of such Sections, then to file with the Trustee and said Commission, in accordance with rules and regulations prescribed from time to time by said
Commission, such of the supplementary and periodic information, documents and reports which may be required pursuant to Section 13 of the Securities Exchange
Act of 1934 in respect of a security listed and registered on a national securities exchange as may be prescribed from time to time in such rules and regulations.

         (b) The Company covenants and agrees to file with the Trustee and the
Commission, in accordance with the rules and regulations prescribed from time to time by said Commission, such additional information, documents, and reports with respect to compliance by the Company with the conditions and covenants provided for in this Indenture as may be required from time to time by such rules and regulations.

         (c) The Company covenants and agrees to transmit to the Holders within
30 days after the filing thereof with the Trustee, in the manner and to the extent provided In Subsection (c) of Section 7.3, such summaries of any information, documents and reports required to be filed by the Company pursuant to Subsections (a) and (b) of this Section as may be required by rules and regulations prescribed from time to time by the Commission.

         (d) The Company covenants and agrees to furnish to the Trustee, on or within 15 days before October 1, 2001, and on or within 15 days before October 1 in every year thereafter, a brief certificate from the chief executive officer, the chief financial officer or the chief accounting officer as to his or her knowledge of the Company's compliance with all conditions and covenants under this Indenture. For purposes of this Subsection, such compliance shall be determined without regard to any period of grace or requirement of notice provided under this Indenture.

                                  ARTICLE VIII.

                    CONSOLIDATION, MERGER, SALE OR CONVEYANCE

         SECTION 8.1 CONSOLIDATIONS AND MERGERS OF COMPANY PERMITTED
SUBJECT TO
CERTAIN CONDITIONS. The Company shall not consolidate with or merge into any other Person or convey,


transfer or lease its properties and assets substantially as an entirety to any
Person, and the Company shall not permit any Person to consolidate with or merge into the Company or convey, transfer or lease its properties and assets substantially as an entirety to the Company, unless:

         (a) in case the Company shall consolidate with or merge into another
Person or convey, transfer or lease its properties and assets substantially as an entirety to any Person, the Person formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance or transfer, or which leases, the properties and assets of the Company substantially as an entirety shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form reasonably satisfactory to the Trustee, the due and punctual payment of the principal of (and premium, if any) and interest on all the Securities and the performance or observance of every covenant of this Indenture on the part of the Company to be performed or observed and shall have provided for conversion rights in any supplemental indenture hereto;

         (b) immediately after giving effect to such transaction, no Event of
Default, and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing; and

         (c) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance, transfer or lease and, if a supplemental indenture is required in connection with such transaction, such supplemental indenture comply with this
Article and that all conditions precedent herein provided for relating to such transaction have been complied with.

         SECTION 8.2 RIGHTS AND DUTIES OF SUCCESSOR CORPORATION. Upon any consolidation of the Company with, or merger of the Company into, any other
Person or any conveyance, transfer or lease of the properties and assets of the
Company substantially as an entirety in accordance with Section 8.1, the successor Person formed by such consolidation or into which the Company is merged or to which such conveyance, transfer or lease is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor Person had been named as the Company herein, and thereafter, except in the case of a lease, the predecessor Person shall be relieved of all obligations and covenants under this
Indenture and the Securities.

                                   ARTICLE IX.

                             SUPPLEMENTAL INDENTURES

         SECTION 9.1 SUPPLEMENTAL INDENTURES WITHOUT CONSENT OF HOLDERS.
The
Company, when authorized by a Board Resolution, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto
(which shall conform to the provisions of the Trust Indenture Act of 1939 as in force at the date of the execution thereof) for one or more of the following purposes:

                  (1) to evidence the succession of another corporation or
         entity to the Company, or successive successions, and the assumption by the successor corporation or


         entity of the covenants, agreements and obligations of the Company pursuant to Article Eight hereof;

                  (2) to add to the covenants of the Company or to add additional rights for the benefit of the Holders of all or any series
         of Securities (and if such covenants or rights are to be for the benefit of less than all series of Securities, stating that such covenants or rights are expressly being included solely for the benefit
         of such series) or to surrender any right or power herein conferred upon the Company;

                  (3) to add any additional Events of Default for the benefit of the Holders of all or any series of Securities (and if such Events of
         Default are to be for the benefit of less than all series of Securities, stating that such Events of Default are expressly being
         included solely for the benefit of such series); PROVIDED, HOWEVER, that in respect of any such additional Events of Default such supplemental indenture may provide for a particular period of grace
         after default (which period may be shorter or longer than that allowed in the case of other defaults) or may provide for an immediate enforcement upon such default or may limit the remedies available to
         the Trustee upon such default or may limit the right of the Holders of a majority in aggregate principal amount of that or those series of
         Securities to which such additional Events of Default apply to waive such default;

                  (4) to add to or change any of the provisions of this Indenture to such extent as shall be necessary to permit or facilitate
         the issuance of Securities in coupon form, registrable or not registrable as to principal, and to provide for exchangeability of such
         Securities with Securities issued hereunder in fully registered form;

                  (5) to change or eliminate any of the provisions of this
         Indenture, provided that any such change or elimination shall become effective only when there is no Outstanding Security of any series created prior to the execution of such supplemental indenture which is entitled to the benefit of such provision;

                  (6) to secure the Securities;

                  (7) to establish the form or terms of Securities of any series as permitted by Sections 2.1 and 3.1;

                  (8) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Securities of one or more series and to add to or change any of the provisions of this
         Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, pursuant to the requirements of Section 6.11(b);

                  (9) to cure any ambiguity, to correct or supplement any provision herein or in any supplemental indenture which may be defective or inconsistent with any other provision herein or in any
         supplemental indenture, or to make such other provisions with respect to matters or questions arising under this Indenture, provided such action shall not adversely affect the interests of the Holders of
         Securities of any series in any material respect;


                  (10) to comply with any requirement of the Commission in
         connection with the qualification of the Indenture under the Trust
         Indenture Act of 1939;

                  (11) to make provision with respect to the conversion rights, if any, to holders of the Securities issued pursuant to the requirements any such supplemental indenture.

         The Trustee is hereby authorized to join with the Company in the execution of any such supplemental indenture, to make any further appropriate agreements and stipulations which may be therein contained and to accept the conveyance, transfer, assignment, mortgage or pledge of any property thereunder.

         Any supplemental indenture authorized by the provisions of this Section
9.1 may be executed by the Company and the Trustee without the consent of the
Holders of any of the Outstanding Securities, notwithstanding any of the provisions of Section 9.2.

         SECTION 9.2 SUPPLEMENTAL INDENTURES WITH CONSENT OF HOLDERS. With the consent of the Holders of not less than a majority in principal amount of the
Outstanding Securities of each series affected by such supplement indenture, by
Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by a Board Resolution, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto (which shall conform to the provisions of the Trust Indenture Act of 1939 as in force at the date of execution thereof) for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the
Holders of Securities of such series under this Indenture; PROVIDED, HOWEVER, that no such supplemental indenture shall (i) change the Stated Maturity of the principal of (or premium, if any, on), or any installment of principal of or interest on, any Security, or reduce the principal amount thereof or the rate of interest thereon, or reduce the amount of principal of an Original Issue Discount Security that would be due and payable upon a declaration of acceleration of the Maturity thereof or impair the right to institute suit for the enforcement of any such payment on or after the Stated Maturity thereof (or, in the case of redemption or repayment at the option of the Holder, on or after the Redemption Date or Repayment Date, as the case away be), without the consent of the Holder of each Outstanding Security so affected, (ii) reduce the aforesaid percentage in principal amount of the Outstanding Securities of any series, the consent of whose Holders is required for any such supplemental indenture, without the consent of the Holders of all the Outstanding Securities of such aeries or (iii) adversely effect the right to convert any Securities as provider in any supplemental indenture, or adversely affect the right of the
Company to repurchase any Securities as provided in any supplemental indenture hereto.

         A supplemental indenture which changes or eliminates any covenant or other provision of this Indenture which has expressly been included solely for the benefit of one or more particular series of Securities, or which modifies the rights of the Holders of Securities of such series with respect to such covenant or other provision, shall be deemed not to affect the rights under this
Indenture of the Holders of Securities of any other series.

         Upon the request of the Company accompanied by a copy of a Board Resolution authorizing the execution of any such supplemental indenture, and upon the filing with the


Trustee of evidence of the consent of Holders as aforesaid, the Trustee shall join with the Company in the execution of such supplemental indenture.

         It shall not be necessary for any Act of Holders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

         SECTION 9.3 EXECUTION OF SUPPLEMENTAL INDENTURES. In executing, or accepting the additional trusts created by, any supplemental indenture permitted by this Article or the modifications thereby of the trusts created by this
Indenture, the Trustee shall be entitled to receive, and (subject to Section
6.1) shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture. The Trustee may, but shall not be obligated to enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.

         SECTION 9.4 EFFECT OF SUPPLEMENTAL INDENTURES. Upon the execution of any supplemental indenture pursuant to the provisions of this Article, this
Indenture shall be and be deemed to be modified and amended in accordance therewith, and the respective rights, limitations of rights, obligations, duties and immunities under this Indenture of the Trustee, the Company and the Holders shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such supplemental indenture shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

         SECTION 9.5 REFERENCE IN SECURITIES TO SUPPLEMENTAL INDENTURES. Securities of any series authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Securities of any series so modified as to conform, in the opinion of the
Trustee and the Company, to any such supplemental indenture may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Securities of such series.

                                   ARTICLE X.

                       PARTICULAR COVENANTS OF THE COMPANY

         SECTION 10.1 PAYMENT OF PRINCIPAL, PREMIUM AND INTEREST. The Company covenants and agrees for the benefit of each series of Securities that it will duly and punctually pay or cause to be paid the principal of (and premium, if any, on) and interest on the Securities of that series in accordance with the terms of the Securities and this Indenture. Each installment of interest on any
Security may at the Company's option be paid by mailing a check for such interest, payable to or upon the written order of the Person entitled thereto pursuant to Section 3.7, to the address of such Person as it appears on the
Security Register. At the option of the Company, all


payments of principal may be paid by official bank check to the registered
Holder of the Security or other person entitled thereto against surrender of such Security.

         SECTION 10.2 MAINTENANCE OF OFFICE OR AGENCY. The Company will maintain in each Place of Payment for any series of Securities an office or agency where
Securities of that series may be presented or surrendered for payment, where
Securities of that series may be surrendered for registration of transfer or exchange as in this Indenture provided and where notices and demands to or upon the Company in respect of the Securities of that series and this Indenture may be served. The Company will give notice to the Trustee of the location, and any change in the location, of each such office or agency. In case the Company shall fail to maintain any such required office or agency or shall fail to give notice of the location or of any change thereof, presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee. The
Company hereby initially appoints the Trustee as its office or agency for such purpose.

         The Company may also from time to time designate one or more other offices or agencies in any location where the Securities of one or more series may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; PROVIDED, HOWEVER, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in each Place of Payment for Securities of any series for such purposes. The Company will give prompt written notice to the
Trustee of any such designation or rescission and of any change in the location of any such other office or agency.

         SECTION 10.3 MONEY FOR SECURITIES PAYMENTS TO BE HELD IN TRUST.
If the
Company shall at any time act as its own Paying Agent with respect to any series of Securities, it will, on or before each due date of the principal of (or premium, if any, on) or interest on any of the Securities of that series, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the principal (or premium, if any) or interest so becoming due until such sums shall be paid no such Persons or otherwise disposed of as herein provided. The Company will promptly notify the Trustee of any failure by the Company to take such action or failure so to act.

         Whenever the Company shall have one or more Paying Agents for any series of Securities, it will, on or prior to each due date of the principal of
(or premium, if any, on) or interest on any Securities of that series, deposit with a Paying Agent a sum sufficient to pay the principal (or premium, if any) or interest so becoming due, such sum to be held in trust for the benefit of the
Persons entitled to such principal, premium or interest, and (unless such Paying
Agent is the Trustee) the Company will promptly notify the Trustee of its action or failure so to act.

         The Company will cause each Paying Agent for any series of Securities, other than the Trustee, to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent will:

                  (1) hold all sums held by it for the payment of the principal of (or premium, if any, on) or interest on Securities of that series
         (whether such sums have been paid to it by


         the Company or by any other obligor on the Securities) in trust for the benefit of the Persons entitled thereto;

                  (2) give the Trustee notice of any failure by the Company (or any other obligor upon the Securities of that series) to make any payment of principal of (or premium, if any, on) or interest on the
         Securities of that series when the same shall be due and payable; and

                  (3) at any time during the continuance of any Event of Default, upon the written request of the Trustee, forthwith pay to the
         Trustee all sums so held is trust by such Paying Agent.

         Anything in this Section to the contrary notwithstanding, the Company may, at any time, for the purpose of obtaining satisfaction and discharge of this Indenture, or for any other reason, pay, or by Company Order direct any
Paying Agent do pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

         SECTION 10.4 STATEMENT BY OFFICERS AS TO DEFAULT. The Company will deliver to the Trustee, on or before a date not more than 120 days after the end of each fiscal year ending after the date hereof, an Officers' Certificate stating, as to each officer signing such certificate, whether or not to the best of his knowledge the Company is in default in the performance and observance of any of the terms, provisions and conditions hereof, and, if the Company shall be in default, specifying all such defaults and the nature thereof of which he may have knowledge.

         SECTION 10.5 ADDITIONAL AMOUNTS. The Company hereby agrees that any amounts to be paid by the Company with respect to each Security shall be paid without deduction or withholding for any and all present and future taxes, levies, imposts or other governmental charges whatsoever imposed, assessed, levied or collected by or for the account of the Republic of Panama (or by or for the account of the jurisdiction of incorporation (other than the United
States) of a successor corporation to the Company pursuant to Section
8.1, to
the extent that such taxes first become applicable as a result of the successor corporation becoming the obligor on the Debt Securities) or any political subdivision or taxing authority thereof or therein ("Panamanian Taxes") or, if deduction or withholding of any Panamanian Taxes shall at any time be required by the Republic of Panama (or the jurisdiction of incorporation (other than the
United States) of a successor corporation to the Company pursuant to Section
8.1) or any such subdivision or authority, the Company shall (subject to compliance by the Holder or beneficial owner of the Security with any relevant administrative requirements) pay such additional amounts ("Additional Amounts") in respect of principal, premium, if any, interest, if any, and sinking fund or analogous payments, if any, as may be necessary in order that the net amount paid to the Holder of such Security or the Trustee under this Indenture, as the case may be, after such deduction or withholding, shall equal the respective amounts of principal, premium, if any, interest, if any, and sinking fund or analogous payments, if any, as specified in the Security to which such Holder or the Trustee is entitled; provided, however, that the foregoing shall not apply to (i) any present or future Panamanian Taxes which would not have been so imposed, assessed, levied or collected but for the fact that the Holder or beneficial owner of such Security being or having been a domiciliary, national or resident of, or engaging or having been engaged in business or maintaining or having maintained a permanent establishment or being or having been physically present in, the Republic of Panama (or the jurisdiction of incorporation of a successor corporation to the Company pursuant to Section 8.1) or such political subdivision or otherwise having or having had some connection with the Republic of Panama (or the jurisdiction of incorporation of a successor corporation to the Company pursuant to Section 8.1) or such political subdivision other than the holding or ownership of a Security, or the collection of principal of and interest, if any, on, or the enforcement of, a Security, (ii) any present or future Panamanian Taxes which would not have been so imposed, assessed, levied or collected but for the fact that, where presentation is required, such Security was presented more than thirty days after the date such payment became due or was provided for, whichever is later, or (iii) any present or future
Panamanian Taxes which would not have been so imposed, assessed, levied or collected but for the failure to comply with any certification, identification or other reporting requirements concerning the nationality, residence, identity or connection with the Republic of Panama (or the jurisdiction of incorporation of a successor corporation to the Company pursuant to Section 8.1) or any political subdivision thereof of the Holder or beneficial owner of such Security, if compliance is required by statute or by rules or regulations of the
Republic of Panama (or the jurisdiction of incorporation of a successor corporation to the Company pursuant to Section 8.1) or such political subdivision as a condition to relief or exemption from Panamanian Taxes. The provisions described in (i) through (iii) above are referred to herein as "Excluded Taxes." The Company or any successor to the Company, as the case may be, shall indemnify and hold harmless each Holder of the Securities and upon written request reimburse each Holder for the amount of (i) any Panamanian Taxes levied or imposed and paid by such Holder of the Securities (other than Excluded
Taxes) as a result of payments made with respect to the Securities, (ii) any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, and (iii) any Panamanian Taxes with respect to payment of
Additional Amounts or any reimbursement pursuant to this sentence. The Company or any successor to the Company, as the case may be, shall also (1) make such withholding or deduction and (2) remit the full amount deducted or withheld to the relevant authority in accordance with applicable law. The Company or any successor to the Company, as the case may be, shall furnish the Trustee within
30 days after the date the payment of any Panamanian Taxes is due pursuant to applicable law, certified copies of tax receipts evidencing such payment by the
Company or any successor to the Company, as the case may be, which the Trustee shall forward to the Holders of the Securities.

         At least 30 days prior to each date on which any payment under or with respect to the Securities is due and payable, if the Company will be obligated to pay Additional Amounts with respect to such payments, the Company will deliver to the Trustee an Officers' Certificate stating the fact that such
Additional Amounts will be payable, stating the amounts so payable and setting forth such other information as may be necessary to enable the Trustee to pay such Additional Amounts to Holders of the Securities on the payment date.

         Whenever in this Indenture or any Security there is mentioned, in any context, the payment of the principal, premium, if any, or interest, or sinking fund or analogous payment, if any, in respect of such Security or overdue principal or overdue interest or overdue sinking fund or analogous payment, such mention shall be deemed to include mention of the payment of


Additional Amounts provided for herein to the extent that, in such context,
Additional Amounts are, were or would be payable in respect thereof pursuant to the provisions of this Section and express mention thereof in any provisions hereof shall not be construed as excluding Additional Amounts in those provisions hereof where such express mention is not made (if applicable).

         The obligations of the Company (and any successor corporation to the
Company pursuant to Section 8.1) under this Section 10.5 shall survive the termination of this Indenture and the payment of all amounts under or with respect to the Securities.

                                  ARTICLE XI.

                            REDEMPTION OF SECURITIES

         SECTION 11.1 APPLICABILITY OF ARTICLE. Securities of any series which are redeemable before their Stated Maturity shall be redeemable in accordance with their term and (except as otherwise specified as contemplated by Section
3.1 for Securities of any series) in accordance with this Article.

         SECTION 11.2 ELECTION TO REDEEM; NOTICE TO TRUSTEE. The right of the
Company to elect to redeem any Securities of any series shall be set forth in the terms of such Securities of such series established in accordance with
Section 3.1. The election of the Company to redeem any Securities shall be evidenced by a Board Resolution. In case of any redemption at the election of the Company of less than all the Securities of any series, the Company shall, at least 45 days prior to the Redemption Date fixed by the Company (unless a shorter notice shall be satisfactory to the Trustee), notify the Trustee of such
Redemption Date and of the principal amount of Securities of such series to be redeemed and shall deliver to the Trustee such documentation and records as shall enable the Trustee to select the Securities to be redeemed pursuant to
Section 11.3. In the case of any redemption of Securities prior to the expiration of any restriction on such redemption provided in the terms of such
Securities or elsewhere in this Indenture, the Company shall furnish the Trustee with an Officers' Certificate evidencing compliance with such restriction.

         SECTION 11.3 SELECTION BY TRUSTEE OF SECURITIES TO BE REDEEMED. If less than all the Securities of any series are to be redeemed, the particular Securities to be redeemed shall be selected not more than 45 days prior to the
Redemption Date by the Trustee, from the Outstanding Securities of such series not previously called for redemption, by such method as may be specified by the terms of such Securities or, if no such method is so specified, by such method as the Trustee shall deem fair and appropriate and which may provide for the selection for redemption of portions of the principal amount of Securities of such series; PROVIDED, HOWEVER, that no such partial redemption shall reduce the portion of the principal amount of such Security not redeemed to less than the minimum authorized denomination for Securities of that series.

         The Trustee shall promptly notify the Company in writing of the Securities selected for redemption and, in the case of any Securities selected for partial redemption, the principal amount thereof to be redeemed.


         For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Securities shall relate, in the case of any Securities redeemed or to be redeemed only in part, to the portion of the principal amount of such Securities which has been or is to be redeemed.

         SECTION 11.4 NOTICE OF REDEMPTION. Notice of redemption shall be given by the Company or, at the Company's request, by the Trustee, in the name and at the expense of the Company, to the Holders of the Securities to be redeemed, by first-class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date, to each Holder of Securities to be redeemed, at his address appearing in the Security Register.

         All notices of redemption shall state:

                  (1) the Redemption Date,

                  (2) the Redemption Price,

                  (3) if less than all the Outstanding Securities of any series are to be redeemed, the identification (and, in the cast of partial redemption, the principal amounts) of the particular Securities to be redeemed,

                  (4) that on the Redemption Date the Redemption Price will
         become due and payable upon each such Security to be redeemed and, if applicable, that interest thereon will cease to accrue on and after said date,

                  (5) the place or places where such Securities are to be surrendered for payment of the Redemption Price, and

                  (6) that the redemption is for a sinking fund, if such is the case.

         SECTION 11.5 DEPOSIT OF REDEMPTION PRICE. On or before any
Redemption
Date, the Company shall deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 10.3) an amount of money sufficient to pay the Redemption
Price of, and (except if the Redemption Date shall be an Interest Payment
Date)
accrued interest on, all the Securities which are to be redeemed on that date.

         SECTION 11.6 SECURITIES PAYABLE ON REDEMPTION DATE. Notice of redemption having been given as aforesaid, the Securities so to be redeemed shall, on the Redemption Date, become due and payable at the Redemption Price therein specified, and from and after such date (unless the Company shall default in the payment of the Redemption Price and accrued interest) such Securities shall cease to bear interest. Upon surrender of any such Security for redemption in accordance with said notice, such Security shall be paid by the
Company at the Redemption Price, together with accrued interest to the Redemption Date; PROVIDED, HOWEVER, that unless otherwise specified as contemplated by Section 3.1, installment of interest whose Stated Maturity is on or prior to the Redemption Date shall be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such at the close of business on the relevant Regular Record Dates according to their terms and the provisions of Section 3.7.


         If any Security called for redemption shall not be so paid upon surrender therefor, the principal and any premium shall, until paid, bear interest from the Redemption Date at the rate prescribed therefor in the Security.

         SECTION 11.7 SECURITIES REDEEMED IN PART. Any Security which is to be redeemed only in part shall be surrendered at a Place of Payment therefor (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing), and the Company shall execute, and the Trustee shall authenticate and deliver to the
Holder of such Security without service charge, a new Security or Securities of the same series, of any authorized denomination as requested by such Holder, in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Security so surrendered.

         SECTION 11.8 OPTIONAL REDEMPTION OR ASSUMPTION OF SECURITIES
UNDER
CERTAIN CIRCUMSTANCES. (a) Unless otherwise specified with respect to the Securities of any series, if as the result of any change in or any amendment to the laws, including any regulations thereunder and any applicable double taxation treaty or convention, of the Republic of Panama (or the jurisdiction of incorporation (other than the United States) of a successor corporation to the
Company pursuant to Section 8.1), or of any political subdivision or taxing
authority thereof or therein affecting taxation, or any change in an application
or interpretation of such laws, including any applicable double, taxation treaty
or convention, which change, amendment, application or interpretation
("Change")
becomes effective on or after the original issuance date of such series
(or, if
such Change is imposed with respect to tax imposed with respect to payments from
the jurisdiction in which a successor corporation to the Company pursuant to
Section 8.1 is incorporated, such later date on which such successor corporation
becomes a successor corporation to the Company pursuant to Section 8.1), it is
determined by the Company based upon an opinion of independent counsel of recognized standing that (i) the Company would be required to pay Additional
Amounts (as defined in Section 10.5 herein) in aspect of principal, premium, if
any, interest, if any, or sinking fund or analogous payments, if any, on the
next succeeding date for the payment thereof, or (ii) any taxes would be imposed
(whether by way of deduction, withholding or otherwise) by the Republic of
Panama (or the jurisdiction of incorporation (other than the United
States) of a
successor corporation to the Company pursuant to Section 8.1) or by any political subdivision or taxing authority thereof or therein, upon or with respect to any principal, premium, if any, interest, if any, or sinking fund or
analogous payments, if any, then the Company may, at its option, on giving not
less than 30 nor more than 60 days' notice (which shall be irrevocable)
redeem
such series of Securities in whole, but not in part, at any time (except in the
case of Securities of a series having a variable rate of interest, which may be
redeemed only on an Interest Payment Date) at a Redemption Price equal to
100
percent of the principal amount thereof plus accrued interest to the Redemption
Date (except in the case of outstanding Original Issue Discount Securities which may be redeemed at the Redemption Price specified by the terms of each series of such Securities); provided, however, that (i) no notice of redemption may be given more than 90 days prior to the earliest date on which the Company would be obligated to pay such Additional Amounts or such tax would be imposed, as the case may be, and (ii) at the time that such notice of redemption is given, such obligation to pay Additional Amounts or such tax, as the case may be, remains in effect.


         (b) Prior to any redemption of a series of Securities pursuant to paragraph (a) above, the Company shall provide the Trustee with an opinion of independent counsel of recognized standing which states that the conditions precedent to the right of the Company to redeem such Securities pursuant to this
Section shall have occurred. Each such opinion of independent counsel of recognized standing shall be based on the laws in effect on the date of such opinion or to become effective on or before the next succeeding date of payment of principal, premium, if any, interest. if any, and sinking fund or analogous payments, if any. For purposes of this Section, all references to the Company in this paragraph shall include any successor corporation thereto pursuant to
Section 8.1.

                                  ARTICLE XII.

                         REPAYMENT AT OPTION OF HOLDERS

         SECTION 12.1 APPLICABILITY OF ARTICLE. Repayment of Securities of any series before their Stated Maturity at the option of Holders thereof shall be made in accordance with the terms of such Securities and (except as otherwise specified as contemplated by Section 3.1 for Securities of any series) in accordance with this Article.

         SECTION 12.2 REPAYMENT OF SECURITIES. Securities of any series subject to repayment in whole or in part at the option of the Holders thereof will, unless otherwise provided in the terms of such Securities, be repaid at a price equal to the principal amount thereof, together with interest thereon accrued to the Repayment Date specified in the terms of such Securities. The Company covenants that on or before the Repayment Date it will deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 10.3) an amount of money sufficient to pay the principal (or, if so provided by the terms of the Securities of any series, a percentage of the principal) of, and (except if the
Repayment Date shall be an Interest Payment Date) accrued interest on, all the
Securities or portions thereof, as the case may be, to be repaid on such date.

         SECTION 12.3 EXERCISE OF OPTION. Securities of any series subject to repayment at the option of the Holders thereof will contain an "Option to Elect
Repayment" form on the reverse of such Securities. To be repaid at the option of the Holder, any Security so providing for such repayment, with the "Option to
Elect Repayment" form on the reverse of such Security duly completed by the
Holder, must be received by the Company at the Place of Payment therefor specified in the terms of such Security (or at such other place or places of which the Company shall from time to time notify the Holders of such Securities) not earlier than 30 days nor later than 15 days prior to the Repayment Date. If less than the entire principal amount of such Security is to be repaid in accordance with the terms of such Security, the principal amount of such Security to be repaid, in increments of $1,000 unless otherwise specified in the terms of such Security, and the denomination or denominations of the Security or
Securities to be issued to the Holder for the portion of the principal amount of such Security surrendered that is not to be repaid must be specified. The principal amount of any Security providing for repayment at the option of the
Holder thereof may not be repaid in part if, following such repayment, the unpaid principal amount of such Security would be less than the minimum authorized denomination of Securities of the series of which such Security to be repaid is a part. Except as otherwise may be provided by the terms of any Security providing for repayment at the option of the Holder thereof, exercise of the repayment option by the Holder shall be irrevocable unless waived by the Company.

         SECTION 12.4 WHEN SECURITIES PRESENTED FOR REPAYMENT BECOME DUE
AND
PAYABLE. If Securities of any series providing for repayment at the option of the Holders thereof shall have been surrendered as provided in this Article and as provided by the terms of such Securities, such Securities or the portions thereof, as the case may be, to be repaid shall become due and payable and shall be paid by the Company on the Repayment Date therein specified, and on and after such Repayment Date (unless the Company shall default in the payment of such
Securities on such Repayment Date) interest on such Securities or the portions thereof, as the case may be, shall cease to accrue.

         SECTION 12.5 SECURITIES REPAID IN PART. Upon surrender of any Security which is to be repaid in part only, the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such Security, without service charge and at the expense of the Company, a new Security or Securities of the same series, of any authorized denomination specified by the Holder, in an aggregate principal amount equal to and in exchange for the portion of the principal of such Security so surrendered which is not to be repaid.

                                  ARTICLE XIII.

                                  SINKING FUNDS

         SECTION 13.1 APPLICABILITY OF ARTICLE. The provisions of this Article shall be applicable to any sinking fund for the retirement of Securities of a series except as otherwise specified as contemplated by Section 3.1 for Securities of such series.

         The minimum amount of any sinking fund payment provided for by the terms of Securities of any series is herein referred to as a "mandatory sinking fund payment," and any payment in excess of such minimum amount provided for by the terms of Securities of any series is herein referred to as an "optional sinking fund payment." If provided for by the terms of Securities of any series, the cash amount of any sinking fund payment may be subject to reduction as provided in Section 13.2. Each sinking fund payment shall be applied to the redemption of Securities of any series as provided for by the terms of Securities of such series.

         SECTION 13.2 SATISFACTION OF SINKING FUND PAYMENTS WITH
SECURITIES. The
Company may (1) deliver to the Trustee Outstanding Securities of a series (other than any previously called for redemption) theretofore purchased or otherwise acquired by the Company and (2) receive credit for Securities of a series which have been previously delivered to the Trustee by the Company or for Securities of a series which have been redeemed either at the election of the Company pursuant to the terms of such Securities or through the application of permitted optional sinking fund payments pursuant to the terms of such Securities, in each case in satisfaction of all or any part of any sinking fund payment with respect to the Securities of the same series required to be made pursuant to the terms of such Securities as provided for by the terms of such Series, provided that such Securities have not been previously so credited. Such


Securities shall be received and credited for such purpose by the Trustee at the
Redemption Price specified in such Securities for redemption through operation of the sinking fund and the amount of such sinking fund payment shall be reduced accordingly.

         SECTION 13.3 REDEMPTION OF SECURITIES FOR SINKING FUND. Not less than
60 days prior to each sinking fund payment date for any series of
Securities,
the Company will deliver to the Trustee an Officers' Certificate specifying the
amount of the next ensuing sinking fund payment for that series pursuant to the
terms of that series, the portion thereof, if any, which is to be satisfied by
payment of cash and the portion thereof, if any, which is to be satisfied by
delivering or crediting Securities of that series pursuant to Section
13.2
(which Securities will, if not previously delivered, accompany such certificate) and whether the Company intends to exercise its right to make a permitted optional sinking fund payment with respect to such series. Such certificate shall be irrevocable and upon its delivery the Company shall be obligated to make the cash payment or payments therein referred to, if any, on or before the next succeeding sinking food payment date. In the case of the failure of the
Company to deliver such certificate, the sinking fund payment due on the next succeeding sinking fund payment date for that series shall be paid entirely in cash and shall be sufficient to redeem the principal amount of such Securities subject to a mandatory sinking fund payment without the option to deliver or credit Securities as provided in Section 13.2 and without the right to make any optional sinking fund payment, if any, with respect to such series.

         Not more than 60 days before each such sinking fund payment date, the
Trustee shall select the Securities to be redeemed upon such sinking fund payment date in the manner specified in Section 11.3 and cause notice of the redemption thereof to be given in the name of and at the expense of the Company in the manner provided in Section 11.4. Such notice having been duly given, the redemption of such Securities shall be made upon the terms and in the manner stated in Sections 11.6 and 11.7.

         Prior to any sinking fund payment date, the Company shall pay to the
Trustee in cash a sum equal to any interest accrued to the date fixed for redemption of Securities or portions thereof to be redeemed on such sinking fund payment date pursuant to this Section 13.3.

                                  ARTICLE XIV.

                    IMMUNITY OF INCORPORATORS, SHAREHOLDERS,
                        OFFICERS, DIRECTORS AND EMPLOYEES

         SECTION 14.1 EXEMPTION FROM INDIVIDUAL LIABILITY. No recourse under or upon any obligation, covenant or agreement of this Indenture, or of any Security, or for any claim based thereon or otherwise in respect thereof, shall be had against any incorporator, shareholder, officer, director or employee, as such, past, present or future, of the Company or of any successor corporation, either directly or through the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise; it being expressly understood that this Indenture and the obligations issued hereunder are solely corporate obligations of the Company, and that no such personal liability whatever shall attach to, or is or shall be incurred by, the incorporators, shareholders, officers, directors or employees, as such, of the Company or of any successor corporation, or any of them, because of the creation of the indebtedness hereby authorized, or under or by reason of the obligations, covenants or agreements contained in this Indenture or in any of the Securities or implied therefrom; and that any and all such personal liability, either at common law or in equity or by constitution or statute, of, and any and all such rights and claims against, every such incorporator, shareholders, officer, director or employee, as such, because of the creation of the indebtedness hereby authorized, or under or by reason of the obligations, covenants or agreements contained in this Indenture or in any of the Securities or implied therefrom, are hereby expressly waived and released as a condition of, and as a consideration for, the execution of this Indenture and the issue of such Securities.

                                   ARTICLE XV.

                            MISCELLANEOUS PROVISIONS

         SECTION 15.1 SUCCESSORS AND ASSIGNS OF COMPANY BOUND BY
INDENTURE. All
the covenants, stipulations, promises and agreements in this Indenture contained by or in behalf of the Company shall bind its successors and assigns, whether so expressed or not.

         SECTION 15.2 ACTS OF BOARD, COMMITTEE OR OFFICER OF SUCCESSOR CORPORATION VALID. Any act or proceeding by any provision of this Indenture authorized or required to be done or performed by any board, committee or officer of the Company shall and may be done and performed with like force and effect by the like board, committee or officer of any corporation that shall at that time be the successor of the Company.

         SECTION 15.3 REQUIRED NOTICES OR DEMANDS. Any notice or demand which by any provision of this Indenture is required or permitted to be given or served by the Trustee or by the Holders to or on the Company may, except as otherwise provided in Section 5.1(4), be given or served by being deposited postage prepaid in a post office letter box in the United States addressed (until another address is filed by the Company with the Trustee), as follows:
Carnival
Corporation, 3655 N.W. 87th Avenue, Miami, Florida 33178-2428, Attention:
Treasurer. Any notice, direction, request or demand by the Company or by any
Holder to or upon the Trustee may be given or made, for all purposes, by being deposited postage prepaid in a post office letter box in the United States addressed to the Corporate Trust Office of the Trustee. Any notice required or permitted to be mailed to a Holder by the Company or the Trustee pursuant to the provisions of this Indenture shall be deemed to be properly mailed by being deposited postage prepaid in a post office letter box in the United States addressed to such Holder at the address of such Holder as shown on the Security
Register. In any case, where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders.

         Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be flied with the Trustee. but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.


         In case, by reason of the suspension of or irregularities in regular mail service, it shall be impractical to mail notice of any event to Holders when such notice is required to be given pursuant to any provision of this
Indenture, then any manner of giving such notice as shall be satisfactory to the
Trustee shall be deemed to be a sufficient giving of such notice.

         SECTION 15.4 INDENTURE AND SECURITIES TO BE CONSTRUED IN
ACCORDANCE
WITH THE LAWS OF THE STATE OF NEW YORK. THIS INDENTURE AND EACH SECURITY
SHALL
BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF THE STATE OF NEW YORK,
AND FOR
ALL PURPOSES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE
LAWS OF
SAID STATE.

         SECTION 15.5 INDENTURE MAY BE EXECUTED IN COUNTERPARTS. This Indenture may be exacted in any number of counterparts, each of which shall be an original, but all of which shal1 together constitute one and the same instrument.


U.S. BANK TRUST NATIONAL ASSOCIATION, the party of the second part, hereby accepts the trusts in this Indenture declared and provided, upon the terms and conditions hereinabove set forth.

         IN WITNESS WHEREOF, CARNIVAL CORPORATION, the party of the first part, has caused this Indenture to be duly signed and acknowledged by its Chairman of the Board or its President or an Executive Vice President or a Vice President or its Treasurer or its Secretary or its Assistant Secretary thereunto duly authorized; and U.S. BANK TRUST NATIONAL ASSOCIATION, the party of the second part, has caused this Indenture to be duly signed and acknowledged by one of its
Vice Presidents or Assistant Vice Presidents thereunto duly authorized and the same to be attested by one of its Trust Officers.


                                        CARNIVAL CORPORATION


                                        By:/s/ Arnaldo Perez
                                           ------------------------------
-------
                                            Name: Arnaldo Perez
                                            Title:Vice President &
                                            General Counsel


                                    U.S. BANK TRUST NATIONAL ASSOCIATION


                                        By:/s/ Lori-Ann Rosenberg
                                   -------------------------------------
                                            Name: Lori-Ann Rosenberg
                                     Title: Assistant Vice President


EXHIBIT 10.3




                              CARNIVAL CORPORATION

                                       and

                      U.S. BANK TRUST NATIONAL ASSOCIATION,

                                   As Trustee

                           --------------------------

                          FIRST SUPPLEMENTAL INDENTURE

                           DATED AS OF APRIL 25, 2001

                           ---------------------------

                            Supplemental to Indenture


                           DATED AS OF APRIL 25, 2001

                                 --------------

                         Creating a series of Securities
                                   designated
                    2% Convertible Senior Debentures due 2021





                                TABLE OF CONTENTS

                                   ARTICLE ONE

             DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

Section 101
DEFINITIONS......................................................2

                                   ARTICLE TWO

                               THE 2021 DEBENTURES

Section 201 DESIGNATION OF 2021 DEBENTURES; ESTABLISHMENT OF
FORM............6
Section 202 TRANSFER AND
EXCHANGE............................................8
Section 203
AMOUNT..........................................................13
Section 204
INTEREST........................................................14
Section 205 LIQUIDATED
DAMAGES..............................................14
Section 206
DENOMINATIONS...................................................14
Section 207 PLACE OF
PAYMENT................................................14
Section 208
REDEMPTION......................................................14
Section 209
CONVERSION......................................................14
Section 210 STATED
MATURITY.................................................15
Section 211
REPURCHASE......................................................15
Section 212 DISCHARGE OF LIABILITY ON 2021
DEBENTURES.......................15
Section 213 OTHER TERMS OF 2021
DEBENTURES..................................15
Section 214 OWNERSHIP LIMITATION ON 2021
DEBENTURES.........................15
Section 215 PAYMENTS OF ADDITIONAL
AMOUNTS..................................17

                                  ARTICLE THREE

                           AMENDMENTS TO THE INDENTURE

Section 301 PROVISIONS APPLICABLE ONLY TO 2021
DEBENTURES...................17
Section 302 REGISTRATION, REGISTRATION OF TRANSFER AND
EXCHANGE.............17
Section 303
RESERVED........................................................18
Section 304 PAYMENT OF INTEREST; INTEREST RIGHTS
PRESERVED..................18
Section 305 DISCHARGE OF LIABILITY ON
SECURITIES............................18
Section 306 REPAYMENT TO THE
COMPANY........................................19
Section 307 EVENTS OF
DEFAULT...............................................19
Section 308 UNCONDITIONAL   RIGHT  OF  HOLDERS  TO  RECEIVE   PRINCIPAL,
            PREMIUM AND
INTEREST............................................21
Section 309 REPORTS BY
COMPANY..............................................21
Section 310 CONSOLIDATION, MERGER AND
SALE..................................22
Section 311 SUPPLEMENTAL INDENTURES WITHOUT CONSENT OF
HOLDERS..............22
Section 312 SUPPLEMENTAL INDENTURE WITH CONSENT OF
HOLDER...................22
Section 313 MAINTENANCE OF OFFICE OR
AGENCY.................................23
Section 314
REDEMPTION......................................................24
Section 315 CONVERSION ARRANGEMENT ON CALL FOR
REDEMPTION...................24


                                        i


Section 316 OPTIONAL   REDEMPTION  OR  ASSUMPTION  OF  SECURITIES  UNDER
            CERTAIN
CIRCUMSTANCES...........................................25

                                  ARTICLE FOUR

                                   CONVERSION

Section 401 CONVERSION
RIGHTS...............................................25
Section 402 CONVERSION RIGHTS BASED ON COMMON STOCK
PRICE...................25
Section 403 CONVERSION RIGHTS UPON NOTICE OF
REDEMPTION.....................26
Section 404 CONVERSION RIGHTS UPON OCCURRENCE OF CERTAIN CORPORATE

TRANSACTIONS....................................................26
Section 405 CONVERSION
PROCEDURES...........................................26
Section 406 FRACTIONAL
SHARES...............................................29
Section 407 TAXES ON
CONVERSION.............................................29
Section 408 COMPANY TO PROVIDE COMMON
STOCK.................................29
Section 409 ADJUSTMENT OF CONVERSION
RATE...................................29
Section 410 NO
ADJUSTMENT...................................................34
Section 411 ADJUSTMENT FOR TAX
PURPOSES.....................................35
Section 412 NOTICE OF
ADJUSTMENT............................................35
Section 413 NOTICE OF CERTAIN
TRANSACTIONS..................................35
Section 414 EFFECT OF RECLASSIFICATION, CONSOLIDATION, MERGER OR SALE
            ON CONVERSION
PRIVILEGE.........................................36
Section 415 TRUSTEE'S
DISCLAIMER............................................36
Section 416 VOLUNTARY
INCREASE..............................................37

                                  ARTICLE FIVE

              REDEMPTION OF DEBENTURES AT THE OPTION OF THE COMPANY

Section 501
GENERAL.........................................................37

                                   ARTICLE SIX

              REPURCHASE OF 2021 DEBENTURES AT OPTION OF THE HOLDER

Section 601
GENERAL.........................................................37
Section 602 THE COMPANY'S RIGHT TO ELECT MANNER OF PAYMENT OF
            REPURCHASE
PRICE................................................39
Section 603 PURCHASE WITH
CASH..............................................40
Section 604 PAYMENT BY ISSUANCE OF COMMON
STOCK.............................40
Section 605 NOTICE OF
ELECTION..............................................42
Section 606 COVENANTS OF THE
COMPANY........................................43
Section 607 PROCEDURE UPON
REPURCHASE.......................................43
Section 608
TAXES...........................................................43
Section 609 EFFECT OF REPURCHASE
NOTICE.....................................44
Section 610 DEPOSIT OF REPURCHASE
PRICE.....................................45
Section 611 SECURITIES REPURCHASED IN
PART..................................45
Section 612 COMPLIANCE WITH SECURITIES LAWS UPON PURCHASE OF

SECURITIES......................................................45
Section 613 REPAYMENT TO THE
COMPANY........................................46
Section 614 CONVERSION ARRANGEMENT ON
REPURCHASE............................46

                                       ii


                                  ARTICLE SEVEN

                    PURCHASE OF 2021 DEBENTURES AT OPTION OF
                        THE HOLDER UPON CHANGE IN CONTROL

Section 701 RIGHT TO REQUIRE
REPURCHASE.....................................46
Section 702 EFFECT OF CHANGE IN CONTROL PURCHASE
NOTICE.....................49
Section 703 DEPOSIT OF CHANGE IN CONTROL PURCHASE
PRICE.....................50
Section 704 SECURITIES PURCHASED IN
PART....................................50
Section 705 COMPLIANCE WITH SECURITIES LAWS UPON PURCHASE OF

SECURITIES......................................................51
Section 706 REPAYMENT TO THE
COMPANY........................................51

                                  ARTICLE EIGHT

                            MISCELLANEOUS PROVISIONS

Section 801 INTEGRAL
PART...................................................51
Section 802 GENERAL
DEFINITIONS.............................................51
Section 803 ADOPTION, RATIFICATION AND
CONFIRMATION.........................52
Section 804
COUNTERPARTS....................................................52
Section 805 GOVERNING
LAW...................................................52
Section 806 CONFLICT OF ANY PROVISION OF INDENTURE WITH TRUST INDENTURE
            ACT OF
1939.....................................................52
Section 807 EFFECT OF
HEADINGS..............................................52
Section 808 SEVERABILITY OF
PROVISIONS......................................52
Section 809 SUCCESSORS AND
ASSIGNS..........................................52
Section 810 BENEFIT OF SUPPLEMENTAL
INDENTURE...............................53
Section 811 ACCEPTANCE BY
TRUSTEE...........................................53


ANNEX A
 ...............................................................A-1
ANNEX B
 ...............................................................B-1
Exhibit B-1
 .............................................................B-1-1
Exhibit B-2
 .............................................................B-2-1


                                      iii


                              CARNIVAL CORPORATION

                          FIRST SUPPLEMENTAL INDENTURE

      THIS FIRST SUPPLEMENTAL INDENTURE, dated as of April 25, 2001, between
Carnival Corporation, a corporation organized and existing under the laws of the
Republic of Panama (the "Company"), and U.S. Bank Trust National
Association, a
national banking association organized and existing under the laws of the United
States of America (the "Trustee").

                                   WITNESSETH

      WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture, dated as of April 25, 2001 (the "Indenture"), providing for the issuance from time to time of its debentures, notes, bonds or other evidences of indebtedness (hereinafter called "Securities") in one or more fully registered series;

      WHEREAS, Section 9.1(7) of the Indenture provides that the Company and the
Trustee may from time to time enter into one or more indentures supplemental thereto to establish the form or terms of Securities of a new series;

      WHEREAS, Section 3.1 of the Indenture provides that the Company may enter into supplemental indentures to establish the terms and provisions of a series of Securities issued pursuant to the Indenture;

      WHEREAS, the Company desires to issue 2% Convertible Senior
Debentures due
2021 (the "2021 Debentures"), a new series of Security, the issuance of which was authorized by resolution of the Board of Directors of the Company, dated
April 20, 2001;

      WHEREAS, the Company, pursuant to the foregoing authority, proposes in and by this First Supplemental Indenture (the "Supplemental Indenture") to supplement and amend in certain respects the Indenture insofar as it will apply only to the 2021 Debentures (and not to any other series); and

      WHEREAS, all things necessary have been done to make the 2021 Debentures, when executed by the Company and authenticated and delivered hereunder and duly issued by the Company, the valid obligations of the Company, and to make this
Supplemental Indenture a valid agreement of the Company, in accordance with their and its terms.

      NOW THEREFORE:

      In consideration of the premises provided for herein, the Company and the
Trustee mutually covenant and agree for the equal and proportionate benefit of all Holders of the 2021 Debentures as follows:



                                   ARTICLE ONE

                              DEFINITIONS AND OTHER
                        PROVISIONS OF GENERAL APPLICATION

Section 101 DEFINITIONS. For all purposes of the Indenture and this Supplemental Indenture relating to the series of Securities (consisting of
Debentures) created hereby, except as otherwise expressly provided or unless the context otherwise requires, the terms defined in this Article have the meanings assigned to them in this Article. Each capitalized term that is used in this
Supplemental Indenture but not defined herein shall have the meaning specified in the Indenture.

      "AGENT MEMBERS" has the meaning specified in Section 201.

      "APPLICABLE PROCEDURES" means, with respect to any transfer or exchange of beneficial ownership interests in a Global Security, the rules and procedures of the Depositary that are applicable to such transfer or exchange.

      "BENEFICIAL OWNER" has the meaning specified in Section 701(a).

      "CAPITAL STOCK" or "CAPITAL STOCK" of any Person means any and all shares, interests, partnership interests, participations, rights or other equivalents
(however designated) of equity interests (however designated) issued by that
Person.

      "CERTIFICATED SECURITY" means a Security that is in substantially the form attached hereto as ANNEX A.

      "CHANGE IN CONTROL" has the meaning specified in Section 701.

      "CHANGE IN CONTROL PURCHASE DATE" has the meaning specified in Section
701.

      "CHANGE IN CONTROL PURCHASE NOTICE" has the meaning specified in Section
701.

      "CHANGE IN CONTROL PURCHASE PRICE" has the meaning specified in Section
701.

      "Code" means the U.S. Internal Revenue Code of 1986, as amended.

      "COMMON STOCK" means the common stock, par value $0.01 per share, of the
Company as it exists on the date of this Supplemental Indenture or any other shares of Capital Stock of the Company into which such common stock is reclassified or changed.

      "COMPANY NOTICE DATE" has the meaning specified in Section 603.

       "CONSOLIDATED NET WORTH" means, at any time, the Net Worth of the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP.

      "CONVERSION AGENT" shall be the agent specified in Section 201.

      "CONVERSION DATE" has the meaning specified in Section 405.


      "CONVERSION RATE" has the meaning specified in Section 401.

      "DEPOSITARY" has the meaning specified in Section 201(a).

      "DETERMINATION DATE" has the meaning specified in Section
409(d)(1).

      "DTC" has the meaning specified in Section 201(a).

      "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended, or any successor statute.

      "EXPIRATION DATE" has the meaning specified in Section 409(d)(2).

      "EXPIRATION TIME" has the meaning specified in Section 409(d)(2).

      "EXCESS 2021 DEBENTURES" has the meaning specified in Section 214.

      "GAAP" means generally accepted accounting principles as in effect on the date of this Supplemental Indenture in the United States.

      "GLOBAL SECURITY" means a permanent Global Security that is in substantially the form attached hereto as ANNEX A and that includes the information and schedule called for by footnotes 1, 3 and 4 thereof and which is deposited with the Depositary or the Securities Custodian and registered in the name of the Depositary or its nominee.

      "INDENTURE" has the meaning specified in the recitals.

      "INSTITUTIONAL ACCREDITED INVESTORS" has the meaning specified in Section
201(b).

      "ISSUE DATE" of any 2021 Debenture means the date on which the 2021 Debenture was originally issued or deemed issued as set forth on the face of the
2021 Debenture.

      "LIQUIDATED DAMAGES" shall have the meaning set forth in the Registration
Rights Agreement.

      "MARKET PRICE" has the meaning specified in Section 604.

      "NET WORTH" means, at any time with respect to the Company or a Subsidiary thereof, the net worth of the Company or such Subsidiary, as the case may be, determined in accordance with GAAP.

      "NYSE" has the meaning specified in Section 409(e).

      "OUTSTANDING", when used with respect to Securities or Securities of any series, means, as of the date of determination, all such Securities theretofore authenticated and delivered under this Indenture, except:

                  (1) Securities theretofore cancelled by the Trustee or delivered to the Trustee for cancellation;


                  (2) Securities for whose payment, repurchase or redemption money or Common Stock in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent (other than the
Company) in
      trust or set aside and segregated in trust by the Company (if the Company shall act as its own Paying Agent) for the Holders of such Securities;
      provided that, if such Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor satisfactory to the Trustee has been made;

                  (3) Securities which have been cancelled pursuant to Section
      3.9 of the Indenture or in exchange for or in lieu of which other Securities have been authenticated and delivered pursuant to this Indenture, other than any such Securities in respect of which there shall
      have been presented to the Trustee proof satisfactory to it that such
      Securities are held by a bona fide purchaser in whose hands such Securities are valid obligations of the Company; and

                  (4) Securities converted into Common Stock pursuant to the terms of the Indenture or such Securities;

PROVIDED, HOWEVER, that in determining whether the Holders of the requisite principal amount of the Outstanding Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Securities owned by the Company or any other obligor upon the Securities or any Affiliate of the
Company or of such other obligor shall be disregarded and deemed not to be
Outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Securities which the Trustee knows to be so owned shall be so disregarded. Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the
Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Company or any other obligor upon the Securities or any
Affiliate of the Company or of such other obligor.

      "PERMITTED HOLDERS" has the meaning specified in Section 701(a).

      "PURCHASED SHARES" has the meaning specified in Section 409(d)(2).

      "purchases" has the meaning specified in Section 409(d)(3).

      "QIB" has the meaning specified in Section 201(a).

      "REGISTRATION RIGHTS AGREEMENT" means the Registration Rights Agreement, dated as of April 25, 2001, between the Company and Merrill Lynch & Co., Merrill
Lynch, Pierce, Fenner & Smith Incorporated.

      "REPURCHASE DATE" has the meaning specified in Section 601.

      "REPURCHASE NOTICE" has the meaning specified in Section 601.

      "REPURCHASE PRICE" has the meaning specified in Section 601.


      "RESTRICTED CERTIFICATED SECURITY" means a Certificated Security which is a Transfer Restricted Security.

      "RESTRICTED GLOBAL SECURITY" means a Global Security that is a Transfer
Restricted Security.

      "RULE 144" means Rule 144 under the Securities Act or any successor to such Rule.

      "RULE 144A" means Rule 144A under the Securities Act or any successor to such Rule.

      "SALE PRICE" has the meaning specified in Section 604.

      "SECURITIES" has the meaning specified in the preamble of this Supplemental Indenture.

      "SECURITIES ACT" means the Securities Act of 1933, as amended, or any successor statute.

      "SECURITIES CUSTODIAN" means the Trustee, as custodian with respect to the
Securities in global form, or any successor thereto.

      "SIGNIFICANT SUBSIDIARY" means any Subsidiary, the Net Worth of which represents more than 10% of the Consolidated Net Worth of the Company and its
Subsidiaries.

      "SUPPLEMENTAL INDENTURE" has the meanings specified in the recitals.

      "TENDER OFFER" has the meaning specified in Section 409(d)(3).

      "TENDERED SHARES" has the meaning specified in Section 409(d)(3).

      "TRADING DAY" means a day during which trading in securities generally occurs on the New York Stock Exchange or, if the Common Stock is not listed on the New York Stock Exchange, on the principal other national or regional securities exchange on which the Common Stock is then listed or, if the Common
Stock is not listed on a national or regional securities exchange, on the National Association of Securities Dealers Automated Quotation System or, if the
Common Stock is not quoted on the National Association of Securities
Dealers
Automated Quotation System, on the other principal market on which the Common
Stock is then traded.

      "TRANSFER CERTIFICATE" has the meaning specified in Section
202(b)(1).

      "TRANSFER RESTRICTED SECURITIES" has the meaning specified in Section
202(f)(1).

      "TRIGGER EVENT" has the meaning specified in Section 409(c).

      "TRIGGERING DISTRIBUTION" has the meaning specified in Section
409(d)(1).

      "2021 DEBENTURES" has the meaning specified in the recitals.

      "UNRESTRICTED CERTIFICATED SECURITY" means a Certificated Security which is not a Transfer Restricted Security.


      "UNRESTRICTED GLOBAL SECURITY" means a Global Security which is not a
Transfer Restricted Security.

      "VOTING STOCK" means any class or classes of Capital Stock pursuant to which the holders thereof under ordinary circumstances have the power to vote in the election of the board of directors, managers or trustees of any Person (or other Persons performing similar functions), irrespective of whether or not, at the time, Capital Stock of any other class or classes shall have, or might have, voting power by reason of the happening of any contingency.

                                  ARTICLE TWO

                               THE 2021 DEBENTURES

Section 201       DESIGNATION OF 2021 DEBENTURES; ESTABLISHMENT OF FORM.

      There shall be a series of Securities designated "2% Convertible
Senior
Debentures due 2021" of the Company, and the form thereof shall be substantially as set forth in ANNEX A hereto, which is incorporated into and shall be deemed a part of this Supplemental Indenture, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by the Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or as may, consistently herewith, be determined by the officers of the Company executing such 2021 Debentures, as evidenced by their execution of the 2021 Debentures.

            (a) RESTRICTED GLOBAL SECURITIES. All of the 2021 Debentures are initially being offered and sold to qualified institutional buyers as defined in
Rule 144A (collectively, "QIBs" or individually a "QIB") in reliance on Rule
144A under the Securities Act and shall be issued initially in the form of one or more Restricted Global Securities, which shall be deposited on behalf of the purchasers of the 2021 Debentures represented thereby with the Trustee, at its
Corporate Trust Office, as Securities Custodian for the depositary, The Depository Trust Company ("DTC") (such depositary, or any successor thereto, being hereinafter referred to as the "Depositary'), and registered in the name of its nominee, Cede & Co., duly executed by the Company and authenticated by the Trustee as hereinafter provided. The aggregate principal amount of a Restricted Global Security may from time to time be increased or decreased by adjustments made on the records of the Securities Custodian as hereinafter provided, subject in each case to compliance with the Applicable Procedures.

            (b) INSTITUTIONAL ACCREDITED INVESTOR SECURITIES. Except as provided in this Section 201 or Section 202, owners of beneficial interests in Global
Securities will not be entitled to receive physical delivery of Certificated
Securities. Securities offered and sold within the United States to institutional accredited investors as defined in Rule 501(a)(1), (2), (3) and
(7) under the Securities Act ("Institutional Accredited Investors") shall be issued, initially in the form of Certificated Securities, duly executed by the
Company and authenticated by the Trustee as hereinafter provided.


            (c) GLOBAL SECURITIES IN GENERAL. Each Global Security shall represent such of the Outstanding 2021 Debentures as shall be specified therein and each shall provide that it shall represent the aggregate principal amount of
Outstanding 2021 Debentures from time to time endorsed thereon and that the aggregate principal amount of Outstanding 2021 Debentures represented thereby may from time to time be reduced or increased, as appropriate, to reflect exchanges, redemptions, purchases or conversions of such 2021 Debentures. Any endorsement of a Global Security to reflect the amount of any increase or decrease in the principal amount of Outstanding 2021 Debentures represented thereby shall be made by the Securities Custodian in accordance with the standing instructions and procedures existing between the Depositary and the
Securities Custodian.

            Neither any members of, or participants in, the Depositary
("Agent
Members") nor any other Persons on whose behalf Agent Members may act shall have rights under this Indenture with respect to any Global Security held in the name of the Depositary or any nominee thereof, or under the Global Security, and the
Depositary (including, for this purpose, its nominee) may be treated by the
Company, the Trustee and any agent of the Company or the Trustee as the absolute owner and Holder of such Global Security for all purposes whatsoever. Notwithstanding the foregoing, nothing herein shall (A) prevent the Company, the
Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or (B) impair, as between the Depositary, its Agent Members and any other Person on whose behalf an Agent Member may act, the operation of customary practices governing the exercise of the rights of a Holder of any 2021 Debenture.

            (d) CERTIFICATED SECURITIES. Certificated Securities shall be issued only under the limited circumstances provided in Sections 201(b), 202(a)(1) and
202(b) hereof.

            (e) PAYING AGENT AND CONVERSION AGENT. The Company shall maintain an office or agency where 2021 Debentures may be presented for purchase or payment
("Paying Agent") and an office or agency where 2021 Debentures may be presented for conversion ("Conversion Agent"). The Company may have one or more additional paying agents and one or more additional conversion agents.

            The Company shall enter into an appropriate agency agreement with any Paying Agent or Conversion Agent (other than the Trustee). The agreement shall implement the provisions of this Indenture that relate to such agent. The
Company shall notify the Trustee of the name and address of any such agent. If the Company fails to maintain a Paying Agent or Conversion Agent, the Trustee shall act as such and shall be entitled to appropriate compensation therefor pursuant to Section 6.7 of the Indenture. The Company or any Subsidiary or an
Affiliate of either of them may act as Paying Agent or Conversion Agent.

      The Company initially appoints the Trustee as Conversion Agent and Paying
Agent in connection with the 2021 Debentures.


Section 202       TRANSFER AND EXCHANGE.

            (a)   TRANSFER AND EXCHANGE OF GLOBAL SECURITIES.

                  (1) Except as provided in Section 202(b), Certificated Securities shall be issued in exchange for interests in the Global Securities only if (x) the Depositary notifies the Company that it is
      unwilling or unable to continue as depositary for the Global
Securities or
      if it at any time ceases to be a "clearing agency" registered under the
      Exchange Act if so required by applicable law or regulation and a successor depositary is not appointed by the Company within 90 days, or
      (y) an Event of Default has occurred and is continuing. In either case, the Company shall execute, and the Trustee shall, upon receipt of a Company Order (which the Company agrees to deliver promptly), authenticate
      and deliver Certificated Securities in an aggregate principal amount equal to the principal amount of such Global Securities in exchange therefor.
      Only Restricted Certificated Securities shall be issued in exchange for beneficial interests in Restricted Global Securities, and only Unrestricted Certificated Securities shall be issued in exchange for
      beneficial interests in Unrestricted Global Securities.
Certificated
      Securities issued in exchange for beneficial interests in Global Securities shall be registered in such names and shall be in such authorized denominations as the Depositary, pursuant to instructions from
      its direct or indirect participants or otherwise, shall instruct the
      Trustee. The Trustee shall deliver or cause to be delivered such Certificated Securities to the persons in whose names such
Securities are
      so registered. Such exchange shall be effected in accordance with the
      Applicable Procedures. Nothing herein shall require the Trustee to communicate directly with beneficial owners, and the Trustee shall in
      connection with any transfers hereunder be entitled to rely on instructions received through the registered Holder.

                  In the event that Certificated Securities are issued in exchange for beneficial interests in Global Securities in accordance with
      the foregoing paragraph and, thereafter, the events or conditions specified in this Section 202(a)(1) which required such exchange shall
      have ceased to exist, the Company shall mail notice to the Trustee and to the Holders stating that Holders may exchange Certificated
Securities for
      interests in Global Securities by complying with the procedures set forth in this Indenture and briefly describing such procedures and the events or circumstances requiring that such notice be given.

                  (2) Notwithstanding any other provisions of this Supplemental
      Indenture other than the provisions set forth in Section 202(a)(1) hereof, a Global Security may not be transferred, except as a whole by the Depositary to a nominee of the Depositary or by a nominee of the Depositary to the Depositary or another nominee of the Depositary or by
      the Depositary or any such nominee to a successor Depositary or a nominee of such successor Depositary. Nothing in this Section 202(a)(2) shall prohibit or render ineffective any transfer of a beneficial interest in a
      Global Security effected in accordance with the other provisions of this
      Section 202.

            (b)   RESTRICTIONS ON TRANSFER OF A BENEFICIAL INTEREST IN A
GLOBAL
SECURITY FOR A CERTIFICATED SECURITY. A beneficial interest in a Global Security may not be exchanged for a


Certificated Security except upon satisfaction of the requirements set forth below. Upon receipt by the Trustee of a request in the form satisfactory to the
Trustee from the Depositary or its nominee on behalf of a person having a beneficial interest in a Global Security to register the transfer of all or a portion of such beneficial interest in accordance with Applicable Procedures for a Certificated Security, together with:

                  (1) in the case of a request to register the transfer of a beneficial interest in a Restricted Global Security, a certificate
            (a "TRANSFER CERTIFICATE"), in substantially the form set forth in
            Exhibit B-1, and a certification in substantially the form set forth in Exhibit B-2, that such beneficial interest in the Restricted
            Global Security is being transferred to an Institutional
Accredited
            Investor;

                  (2) written instructions to the Trustee to make, or direct the
            Security Registrar to make, an adjustment on its books and records with respect to such Global Security to reflect a decrease in the aggregate principal amount of the 2021 Debentures represented by the
            Global Security, such instructions to contain information regarding the Depositary account to be credited with such decrease; and

                  (3) if the Company or the Trustee so requests, a customary opinion of counsel, certificates and other information reasonably acceptable to them as to the compliance with the restrictions set forth in the legend described in Section 202(f)(1),

      then the Trustee shall cause, or direct the Security Registrar to cause, in accordance with the standing instructions and procedures existing between the Depositary and the Security Registrar, the aggregate principal amount of 2021 Debentures represented by the Global Security to be decreased by the aggregate principal amount of the Certificated
Security
      to be issued, shall authenticate and deliver such Certificated
Security
      and shall debit or cause to be debited to the account of the Person specified in such instructions a beneficial interest in the Global Security equal to the principal amount of the Certificated Security so
      issued.

            (c) TRANSFER AND EXCHANGE OF CERTIFICATED SECURITIES. When Certificated Securities are presented by a Holder to a Security Registrar with a request:

                  (1) to register the transfer of the Certificated
Securities to
      a person who will take delivery thereof in the form of Certificated Securities only; or

                  (2) to exchange such Certificated Securities for an equal
      principal amount of Certificated Securities of other authorized denominations,

such Security Registrar shall register the transfer or make the exchange as requested; PROVIDED, HOWEVER, that the Certificated Securities presented or surrendered for register of transfer or exchange:

                  (1) shall be duly endorsed or accompanied by a written instrument of transfer in accordance with the fifth paragraph of
Section
      3.5 of the Indenture; and


                  (2) in the case of a Restricted Certificated Security, such request shall be accompanied by the following additional information and documents, as applicable:

                        (A) if such Restricted Certificated Security is being
            delivered to the Security Registrar by a Holder for registration in the name of such Holder, without transfer, or such Restricted Certificated Security is being transferred to the Company or
a
            Subsidiary of the Company, a certification to that effect from such
            Holder (in substantially the form set forth in the Transfer Certificate)

                        (B) if such Restricted Certificated Security is being
            transferred to a person the Holder reasonably believes is a QIB in accordance with Rule 144A or pursuant to an effective registration statement under the Securities Act, a certification to that effect from such Holder (in substantially the form set forth in the Transfer Certificate); or

                        (C) if such Restricted Certificated Security is being
            transferred to an Institutional Accredited Investor, a certification to that effect from such Holder (in substantially the form set forth in the Transfer Certificate), a certification from the Institutional
            Accredited Investor to whom such Restricted Certificated
Security is
            being transferred in substantially the form set forth in Exhibit
            B-2, and, if the Company or such Security Registrar so requests, a customary opinion of counsel, certificates and other information reasonably acceptable to them as to the compliance with the restrictions set forth in the legend described in Section
202(f)(1).

                        (D) if such Restricted Certificated Security is
being
            transferred (i) pursuant to an exemption from the
registration
            requirements of the Securities Act in accordance with Rule
144 or
            (ii) pursuant to an exemption from the registration
requirements of
            the Securities Act (other than pursuant to Rule 144A or Rule
144)
            and as a result of which, in the case of a Security transferred pursuant to this clause (ii), such Security shall cease to be a
            "restricted security" within the meaning of Rule 144, a certification to that effect from the Holder (in substantially the
            form set forth in the Transfer Certificate) and, if the Company or such Security Registrar so requests, a customary opinion of counsel, certificates and other information reasonably acceptable to the
            Company and such Security Registrar to the effect that such transfer is in compliance with the Securities Act.

            (d)   TRANSFER OF A BENEFICIAL INTEREST IN A RESTRICTED
GLOBAL
SECURITY FOR A BENEFICIAL INTEREST IN AN UNRESTRICTED GLOBAL SECURITY. Any person having a beneficial interest in a Restricted Global Security may upon request, subject to the Applicable Procedures, transfer such beneficial interest to a person who is required or permitted to take delivery thereof in the form of an Unrestricted Global Security. Upon receipt by the Trustee of written instructions or such other form of instructions as is customary for the Depositary, from the Depositary or its nominee on behalf of any person having a beneficial interest in a Restricted Global Security and the following additional information and documents in such form as is customary for the Depositary from the Depositary or its nominee on behalf of the person having such beneficial interest in the Restricted Global Security (all of which may be submitted by facsimile or electronically):

                  (1) if such beneficial interest is being transferred pursuant to an effective registration statement under the Securities Act, a certification to that effect from the transferor (in substantially the
      form set forth in the Transfer Certificate); or

                  (2) if such beneficial interest is being transferred
(i)
      pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144 or (ii) pursuant to an exemption from the registration requirements of the Securities Act
(other
      than pursuant to Rule 144A or Rule 144) and as a result of which, in the case of a Security transferred pursuant to this clause (ii), such Security shall cease to be a "restricted security" within the meaning of Rule 144, a certification to that effect from the transferor (in substantially the form set forth in the Transfer Certificate) and, if the Company or the
      Trustee so requests, a customary opinion of counsel, certificates and other information reasonably acceptable to the Company and the Trustee to the effect that such transfer is in compliance with the Securities
Act,

the Trustee, as a Security Registrar and Securities Custodian, shall reduce or cause to be reduced the aggregate principal amount of the Restricted Global
Security by the appropriate principal amount and shall increase or cause to be increased the aggregate principal amount of the Unrestricted Global Security by a like principal amount. Such transfer shall otherwise be effected in accordance with the Applicable Procedures. If no Unrestricted Global Security is then outstanding, the Company shall execute and the Trustee shall, upon receipt of a
Company Order (which the Company agrees to deliver promptly), authenticate and deliver an Unrestricted Global Security.

            (e) TRANSFERS OF CERTIFICATED SECURITIES FOR BENEFICIAL
INTEREST IN
GLOBAL SECURITIES. If Certificated Securities are presented by a Holder to a
Security Registrar with a request:

                  (1) to register the transfer of such Certificated
Securities
      to a person who will take delivery thereof in the form of a beneficial interest in a Global Security, which request shall specify whether such
      Global Security will be a Restricted Global Security or an Unrestricted
      Global Security; or

                  (2) to exchange such Certificated Securities for an equal
      principal amount of beneficial interests in a Global Security, which beneficial interests will be owned by the Holder transferring such Certificated Securities (provided that in the case of such an exchange,
      Restricted Certificated Securities may be exchanged only for Restricted
      Global Securities and Unrestricted Certificated Securities may be exchanged only for Unrestricted Global Securities),

the Security Registrar shall register the transfer or make the exchange as requested by canceling such Certificated Security and causing, or directing the
Securities Custodian to cause, the aggregate principal amount of the applicable
Global Security to be increased accordingly and, if no such Global Security is then outstanding, the Company shall issue and the Trustee shall authenticate and deliver a new Global Security; provided, however, that the
Certificated Securities presented or surrendered for registration of transfer or exchange:

                  (1) shall be duly endorsed or accompanied by a written instrument of transfer in accordance with the fifth paragraph of
Section
      3.5 of the Indenture;

                  (2) in the case of a Restricted Certificated Security to be transferred for a beneficial interest in an Unrestricted Global
Security,
      such request shall be accompanied by the following additional information and documents, as applicable:

                        (A) if such Restricted Certificated Security is being
            transferred pursuant to an effective registration statement under the Securities Act, a certification to that effect from such Holder
            (in substantially the form set forth in the Transfer
Certificate);
            or

                        (B) if such Restricted Certificated Security is
being
            transferred pursuant to (i) an exemption from the
registration
            requirements of the Securities Act in accordance with Rule
144 or
            (ii) pursuant to an exemption from the registration
requirements of
            the Securities Act (other than pursuant to Rule 144A or Rule
144)
            and as a result of which, in the case of a Security transferred pursuant to this clause (ii), such Security shall cease to be a
            "restricted security" within the meaning of Rule 144, a certification to that effect from such Holder (in substantially the
            form set forth in the Transfer Certificate), and, if the Company or the Security Registrar so requests, a customary opinion of counsel, certificates and other information reasonably acceptable to the
            Company and the Trustee to the effect that such transfer is in compliance with the Securities Act;

                  (3) in the case of a Restricted Certificated Security to be transferred or exchanged for a beneficial interest in a Restricted
Global
      Security, such request shall be accompanied by a certification from such
      Holder (in substantially the form set forth in the Transfer
Certificate)
      to the effect that such Restricted Certificated Security is being transferred to a person the Holder reasonably believes is a QIB
(which, in
      the case of an exchange, shall be such Holder) in accordance with Rule
      144A; and

                  (4) in the case of an Unrestricted Certificated
Security to be
      transferred or exchanged for a beneficial interest in an Unrestricted
      Global Security, such request need not be accompanied by any additional information or documents.

            (f) LEGENDS.

                  (1) Except as permitted by the following paragraphs (2) and
      (3), each Global Security and Certificated Security (and all
Securities
      issued in exchange therefor or upon registration of transfer or replacement thereof and any Common Stock issuable upon conversion thereof)
      shall bear a legend in substantially the form called for by footnote 2 to
      ANNEX A hereto (each a "TRANSFER RESTRICTED SECURITY" for so long as such
      Security or Common Stock issuable upon conversion thereof is required by this Indenture to bear such legend). Each Transfer Restricted
Security
      shall have attached thereto a Transfer Certificate in substantially the form set forth in EXHIBIT B-1 hereto.


                  (2) Upon any sale or transfer of a Transfer Restricted Security (x) pursuant to Rule 144, (y) pursuant to an effective registration statement under the Securities Act or (z) pursuant to any
      other available exemption (other than Rule 144A) from the registration requirements of the Securities Act and as a result of which, in the case of a Security transferred pursuant to this clause (z), such Security shall cease to be a "restricted security" within the meaning of Rule 144:

                        (A) in the case of any Restricted Certificated
Security,
            any Security Registrar shall permit the Holder thereof to exchange such Restricted Certificated Security for an Unrestricted Certificated Security, or (under the circumstances described in
            Section 202(e) hereof) to transfer such Restricted
Certificated
            Security to a transferee who shall take such Security in the form of a beneficial interest in an Unrestricted Global Security, and in each case shall rescind any restriction on the transfer of such
            Security; PROVIDED, HOWEVER, that the Holder of such Restricted
            Certificated Security shall, in connection with such exchange or transfer, comply with the other applicable provisions of this
            Section 202; and

                        (B) in the case of any beneficial interest in a
            Restricted Global Security, the Trustee shall permit the beneficial owner thereof to transfer such beneficial interest to a transferee who shall take such interest in the form of a beneficial interest in an Unrestricted Global Security and shall rescind any restriction on transfer of such beneficial interest; PROVIDED, HOWEVER, that such
            Unrestricted Global Security shall continue to be subject to the provisions of Section 202(a)(2) hereof, and PROVIDED FURTHER, HOWEVER, that the owner of such beneficial interest shall, in connection with such transfer, comply with the other applicable
            provisions of this Section 202.

                  (3) Upon the exchange, registration of transfer or replacement of Securities not bearing the legend described in paragraph (1) above, the
      Company shall execute, the Trustee shall authenticate and deliver Securities that do not bear such legend and which do not have a
Transfer
      Certificate attached thereto.

            (g) TRANSFERS TO THE COMPANY. Nothing in this Supplemental Indenture or in the Securities shall prohibit the sale or other transfer of any
Securities (including beneficial interests in Global Securities) to the Company or any of its Subsidiaries, which Securities shall thereupon be canceled in accordance Section 3.9 of the Indenture.

Section 203       AMOUNT.

            (a) The Trustee shall authenticate and deliver 2021 Debentures for original issue in an aggregate principal amount of up to $600,000,000 upon a
Company Order for the authentication and delivery of 2021 Debentures, without any further action by the Company. The aggregate principal amount of 2021 Debentures that may be authenticated and delivered under the Indenture may not exceed the amount set forth in the foregoing sentence, except for 2021 Debentures authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other 2021 Debentures pursuant to Section 202 of this Supplemental Indenture or Section 2.4, 3.4, 3.5, 3.6 or 11.7 of the Indenture.


            (b) The Company may not issue new 2021 Debentures to replace 2021
Debentures that it has paid or delivered to the Trustee for cancellation or that any Holder has converted pursuant to Article Four.

Section 204       INTEREST.

      The principal of the 2021 Debentures shall bear interest at the rate of 2%
per annum from April 25, 2001 or from the most recent Interest Payment
Date to
which interest has been paid or duly provided for, payable semiannually in
arrears on April 15 and October 15 of each year, commencing October 15,
2001, to
the Persons in whose names the 2021 Debentures are registered at the close of
business on the April 1 or October 1 (whether or not a Business Day), as the
case may be, next preceding such Interest Payment Date. Interest on the
2021
Debentures will be computed on the basis of a 360-day year comprised of twelve
30-day months.

Section 205       LIQUIDATED DAMAGES.

      Liquidated Damages with respect to the 2021 Debentures shall be payable in accordance with the provisions and in the amounts set forth in the Registration
Rights Agreement.

Section 206       DENOMINATIONS.

      The 2021 Debentures shall be in fully registered form without coupons in denominations of $1,000 of principal amount or any integral multiple thereof.

Section 207       PLACE OF PAYMENT.

      The Place of Payment for the 2021 Debentures and the place or places where the 2021 Debentures may be surrendered for registration of transfer, exchange, repurchase, redemption or conversion and where notices may be given to the
Company in respect of the 2021 Debentures is at the office of the Trustee in New
York, New York and at the agency of the Trustee maintained for that purpose at the office of the Trustee; PROVIDED, HOWEVER, that payment of interest may be made at the option of the Company by check mailed to the address of the Person entitled thereto as such address shall appear in the Security Register (as defined in the Indenture).

Section 208       REDEMPTION.

            (a) There shall be no sinking fund for the retirement of the
2021
Debentures.

            (b) The Company, at its option, may redeem the 2021
Debentures on or
after April 15, 2008 in accordance with the provisions and at the Redemption
Price set forth under the captions "Optional Redemption" and "Notice of Redemption" in the 2021 Debentures and in accordance with the provisions of the
Indenture and this Supplemental Indenture, including, without limitation, Article Five.

Section 209       CONVERSION.

      The 2021 Debentures shall be convertible in accordance with the provisions and at the Conversion Rate set forth under the caption "Conversion" in the 2021
Debentures and in


accordance with the provisions of the Indenture and this Supplemental Indenture, including, without limitation, Article Four.

Section 210       STATED MATURITY.

      The date on which the principal of the 2021 Debentures is due and payable, unless earlier converted, accelerated, redeemed or repurchased pursuant to the
Indenture or this Supplemental Indenture, shall be April 15, 2021.

Section 211       REPURCHASE.

            (a) The 2021 Debentures shall be repurchased by the Company, at the option of the Holder in accordance with the provisions and at the Repurchase
Price set forth under the caption "Repurchase by the Company at the Option of the Holder" in the 2021 Debentures and in accordance with the provisions of the
Indenture and this Supplemental Indenture, including, without limitation, Article Six.

            (b) The 2021 Debentures shall be purchased by the Company in accordance with the provisions and at the Change in Control Purchase Price set forth under the caption "Purchase of Securities at Option of Holder Upon a
Change in Control" in the 2021 Debentures and in accordance with the provisions of this Supplemental Indenture, including, without limitation, Article Seven.

Section 212       DISCHARGE OF LIABILITY ON 2021 DEBENTURES.

      The 2021 Debentures may be discharged by the Company in accordance with
the provisions of Article Four of the Indenture, as amended by Section
305
hereof.

Section 213       OTHER TERMS OF 2021 DEBENTURES.

      Without limiting the foregoing provisions of this Article, the terms of the 2021 Debentures shall be as set forth in the form of the 2021
Debentures set
forth in ANNEX A hereto and as provided in the Indenture.

Section 214       OWNERSHIP LIMITATION ON 2021 DEBENTURES

      The 2021 Debentures shall have the following ownership limitations, as set forth more fully in Annex B.

      No Holder of 2021 Debentures shall effect a transfer of a 2021 Debenture which would result in the ownership, whether direct, indirect or by construction, by any one Person or group of related Persons by virtue of the attribution provisions of the Code, other than Arison holders, of more than 4.9% of the Company's Common Stock, whether measured by vote, value or number of shares. For purposes of calculating a holder's Common Stock holdings, the conversion of the 2021 Debentures and other convertible securities issued by the
Company held by such Person or group of Persons shall be deemed effected.
If any
Person attempts to acquire 2021 Debentures in violation of the 4.9% ownership limitation, the putative transfer to such Person shall be void, and the intended transferee shall acquire no rights to the 2021 Debentures.


For purposes of this 4.9% limitation, a "transfer" will include any sale, transfer, gift, assignment, devise or other disposition, whether voluntary or involuntary, whether of record, constructively or beneficially, and whether by operation of law or otherwise.

      Upon any prohibited transfer of 2021 Debentures resulting in the ownership of 2021 Debentures and shares of Common Stock by any person in violation of the
4.9% limit or causing the Company to be subject to United States federal shipping or aircraft income taxation, those debentures the ownership of which is in excess of the 4.9% limit or would cause the Company to be subject to United
States federal shipping or aircraft income tax shall automatically be designated as "Excess 2021 Debentures."

      The Company may waive such 4.9% limit and related transfer restrictions if evidence satisfactory to the Company's board of directors and tax counsel is presented that such ownership will not jeopardize the Company's exemption from
United States income taxation on gross income from the international operation of a ship or ships, within the meaning of Section 883 of the Code. The board of directors may also terminate the 4.9% limit and transfer restrictions generally at any time for any reason.

      Excess 2021 Debentures shall be transferred to a trust. The trustee of such trust shall be appointed by the Company and shall be independent of the
Company and the purported holder of the Excess 2021 Debentures. The beneficiary of such trust shall be one or more charitable organizations selected by the trustee of such trust. The trust shall be deemed to own the 2021 Debentures on behalf of the beneficiary of such trust on the day prior to the date of the putative violative transfer.

      At the direction of the Company's board of the directors, the trustee of such trust shall transfer the Excess 2021 Debentures held in trust to a person or persons (including the Company) whose ownership of such Excess 2021 Debentures shall not violate the 4.9% limit or otherwise cause the Company to become subject to United States shipping income tax within 180 days after the later of the transfer or other event that resulted in such Excess 2021 Debentures or the Company becomes aware of such transfer or event. If such a transfer is made, the interest of the charitable beneficiary will terminate, the designation of 2021 Debentures shares as Excess 2021 Debentures will cease and the holder of the Excess 2021 Debentures will receive the payment that reflects a price per debenture for such Excess 2021 Debentures equal to the lesser of (i) the price received by the trustee of such trust for the sale or other disposition of the 2021 Debentures held in trust, and (ii) the price paid by the prohibited transferee for the 2021 Debentures, or, if the prohibited transferee did not give value for such 2021 Debentures, the market price of the 2021 Debentures on the date of the event that resulted in the Excess 2021 Debentures.
A prohibited transferee or holder of the Excess 2021 Debentures will not be permitted to receive an amount that reflects any appreciation in the Excess 2021
Debentures during the period that such Excess 2021 Debentures were outstanding.
Any amount received in excess of the amount permitted to be received by the prohibited transferee or holder of the Excess 2021 Debentures shall be turned over to the charitable beneficiary of the trust.

      In the event that the foregoing restrictions are determined to be void or invalid by virtue of any legal decision, statute, rule or regulation, then the intended transferee or holder of any Excess 2021 Debentures may be deemed, at the Company's option, to have acted as an agent on the Company's behalf in acquiring or holding such Excess 2021 Debentures and to hold such Excess 2021 Debentures on the Company's behalf.

      The Company shall have the right to purchase any Excess 2021 Debentures held by the trust for a period of 90 days from the later of (i) the date the transfer or other event resulting in Excess 2021 Debentures has occurred and
(ii) the date the Company determines in good faith that a transfer or other event resulting in Excess 2021 Debentures has occurred. The price per Excess
2021 Debenture to be paid by the Company shall be equal to the lesser of
(i) the
price per debenture paid in the transaction that created such Excess 2021 Debentures (or, in the case of certain other events, the market price per debenture for the Excess 2021 Debentures on the date of such event), or
(ii) the
lowest market price for the Excess 2021 Debentures at any time after their designation as Excess 2021 Debentures and prior to the date the Company accepts such offer.

      The Trustee shall have no responsibility to monitor the ownership of the
2021 Debentures.

Section 215       PAYMENTS OF ADDITIONAL AMOUNTS.

      Sections 10.5 and 11.8 of the Indenture shall apply to the 2021
Debentures.

                                 ARTICLE THREE

                           AMENDMENTS TO THE INDENTURE

Section 301       PROVISIONS APPLICABLE ONLY TO 2021 DEBENTURES.

      The Provisions contained herein shall apply to the 2021 Debentures only and not to any other series of Security issued under the Indenture and any covenants provided herein are expressly being included solely for the benefit of the 2021 Debentures and not for the benefit of any other series of Security issued under the Indenture. These amendments shall be effective for so long as there remain any 2021 Debentures Outstanding.

Section 302       REGISTRATION, REGISTRATION OF TRANSFER AND EXCHANGE.

      The Indenture is hereby amended, subject to Section 301 hereof and with respect to the 2021 Debentures only, by replacing the seventh paragraph of
Section 3.5 with the following paragraph:

      The Company shall not be required (i) to issue, register the transfer of or exchange the Securities of any series during a period beginning at the opening of business 15 days before the day of the mailing of a notice of redemption of Securities of that series selected for redemption and ending at the close of business on the day of such mailing, (ii) to register the transfer of or exchange any 2021 Debenture so selected for redemption in whole or in part, except the unredeemed portion of any 2021 Debenture being redeemed in part, or (iii) to exchange or register a transfer of any 2021 Debenture or portions thereof in respect of which a Change in Control Purchase Notice or
Repurchase Notice has been delivered and not withdrawn by the


Holder thereof (except, in the case of the purchase of a 2021 Debenture in part, the portion not to be purchased).

Section 303       RESERVED.

Section 304       PAYMENT OF INTEREST; INTEREST RIGHTS PRESERVED.

      The Indenture is hereby amended, subject to Section 301 hereof and with respect to the 2021 Debentures only, by inserting the following paragraph before the final paragraph in Section 3.7 of the Indenture:

      On conversion of a Holder's 2021 Debentures, such Holder shall not receive
any cash payment of interest (unless such 2021 Debentures or portions thereof
have been called for redemption in accordance with Article 5 hereof on a Redemption Date that occurs between a Regular Record Date and the third business day after the Interest Payment Date to which it relates). The Company's delivery
to a Holder of the full number of shares of Common Stock into which a
2021
Debenture is convertible, together with any cash payment for such Holder's fractional shares, or cash or a combination of cash and Common Stock in lieu thereof, shall be deemed to satisfy the Company's obligation to pay the principal amount at maturity of the 2021 Debenture and to satisfy the Company's obligation to pay accrued interest attributable to the period from the most recent Interest Payment Date through the Conversion Date.

      Notwithstanding the above, if any 2021 Debentures are converted after a
Regular Record Date but prior to the next succeeding Interest Payment
Date,
Holders of such 2021 Debentures at the close of business on such Regular
Record
Date shall receive the interest payable on such 2021 Debentures on the corresponding Interest Payment Date notwithstanding the conversion. Such 2021
Debentures, upon surrender for conversion, must be accompanied by funds equal to the amount of interest payable on the principal amount of the 2021 Debentures so converted, unless such 2021 Debentures have been called for redemption on a
Redemption Date that occurs between a Regular Record Date and the third business day after the Interest Payment Date to which it relates, in which case no such payment shall be required.

Section 305       DISCHARGE OF LIABILITY ON SECURITIES.

      When (i) the Company delivers to the Trustee or any Paying Agent all
Outstanding 2021 Debentures (other than 2021 Debentures replaced pursuant to
Section 3.6 of the Indenture) for cancellation or (ii) all Outstanding
2021
Debentures have become due and payable and the Company deposits with the
Trustee
or any Paying Agent cash or, if expressly permitted by the terms of the
2021
Debentures, Common Stock sufficient to pay all amounts due and owing on all
Outstanding 2021 Debentures (other than 2021 Debentures replaced pursuant to
Section 3.6), and if in either case the Company pays all other sums payable hereunder by the Company, then this Supplemental Indenture shall, subject to
Section 6.7 of the Indenture, cease to be of further effect, except for the indemnification of the Trustee, which shall survive. The Trustee shall join in the execution of a document prepared by the Company acknowledging satisfaction and discharge of this Supplemental Indenture on demand of the Company accompanied by an Officers' Certificate and Opinion of Counsel and at the reasonable cost and expense of the Company.


Section 306       REPAYMENT TO THE COMPANY.

      The Trustee and the Paying Agent shall return to the Company upon written request any money or securities held by them for the payment of any amount with respect to the 2021 Debentures that remains unclaimed for two years, subject to applicable unclaimed property law. After return to the Company, Holders entitled to the money or securities must look to the Company for payment as general creditors unless an applicable abandoned property law designates another person and the Trustee and the Paying Agent shall have no further liability to the
Holders of 2021 Debentures with respect to such money or securities for that period commencing after the return thereof.

Section 307       EVENTS OF DEFAULT.

      The Indenture is hereby amended, subject to Section 301 hereof and with respect to the 2021 Debentures only, by replacing Section 5.1 with the following paragraph:

      "Event of Default", wherever used herein, means with respect to the
2021
Debentures any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                  (1) default in the payment of any interest upon any
2021
      Debenture when it becomes due and payable or in the payment of any Liquidated Damages pursuant to the Registration Rights Agreement,
and
      continuance of such default for a period of 30 days; or

                  (2) default in the payment of the principal amount at its
      Maturity on the 2021 Debentures (or upon declaration of acceleration thereof), the Repurchase Price, when due, or the Change in Control Purchase Price, when due; or

                  (3) a default under any bonds, debentures, notes or other
      evidences of indebtedness for money borrowed by the Company or a Subsidiary or under any mortgages, indentures or instruments under which
      there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company or a Subsidiary, whether such indebtedness now exists or shall hereafter be created, which indebtedness, individually or in the aggregate, is in excess of $30,000,000 principal amount (excluding any such indebtedness of any
      Subsidiary other than a Significant Subsidiary, all the indebtedness of which Subsidiary is nonrecourse to the Company or any other
Subsidiary),
      which default shall constitute a failure to pay any portion of the principal of or interest on such indebtedness when due and payable after
      the expiration of any applicable grace or cure period with respect thereto or shall have resulted in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable, without such indebtedness having been discharged, or such acceleration having been rescinded or annulled, within a period of 30 days after there shall have been given, by registered or certified mail, to the
      Company by the Trustee or to the Company and the Trustee by the Holders of
      at least 25% in principal


      amount of the Outstanding 2021 Debentures a written notice specifying such default and requiring the Company to cause such indebtedness to be discharged or cause such acceleration to be rescinded or annulled
and
      stating that such notice is a "Notice of Default" hereunder; or

                  (4) default by the Company in the performance, or breach, of any covenant or warranty of the Company in the Indenture or this Supplemental Indenture for the benefit of the 2021 Debentures
(other than
      a covenant or warranty a default in whose performance or whose breach is elsewhere in this Section 501 specifically dealt with), and continuance of such default or breach for a period of 60 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the
      Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding 2021 Debentures a written notice specifying such default or breach and requiring it to be remedied and stating that such
      notice is a "Notice of Default" hereunder; or

                  (5) the entry by a court having jurisdiction in the premises of (A) a decree or order for relief in respect of the Company or a Significant Subsidiary in an involuntary case or proceeding under any
      applicable Federal, State or foreign bankruptcy, insolvency, reorganization or other similar law or (B) a decree or order adjudging the
      Company or a Significant Subsidiary a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company or a
Significant
      Subsidiary under any applicable Federal, State or foreign law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or a
Significant
      Subsidiary or of any substantial part of their respective properties, or ordering the winding up or liquidation of the affairs of the Company or a
      Significant Subsidiary, and the continuance of any such decree or order for relief or any such other decree or order unstayed and in effect for a period of 60 consecutive days; or

                  (6) the commencement by the Company or a Significant Subsidiary of a voluntary case or proceeding under any applicable
Federal,
      State or foreign bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding to be adjudicated a bankrupt or insolvent, or the consent by either the Company or a Significant Subsidiary to the entry of a decree or order for relief in respect of the
      Company or a Significant Subsidiary in an involuntary case or proceeding under any applicable Federal, State or foreign bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against either the
Company or
      a Significant Subsidiary, or the filing by either the Company or a Significant Subsidiary of a petition or answer or consent seeking reorganization or relief under any applicable Federal, State or foreign
      law, or the consent by either the Company or a Significant
Subsidiary to
      the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or a Significant Subsidiary or of any substantial part of their respective properties, or the making by either the Company or a Significant Subsidiary of an assignment for the benefit of creditors, or the admission by either the Company or a Significant Subsidiary in writing of an inability to pay the debts of
      either the Company or a Significant Subsidiary generally as they become due, or the


      taking of corporate action by the Company or a Significant
Subsidiary in
      furtherance of any such action.

Section 308       UNCONDITIONAL RIGHT OF HOLDERS TO RECEIVE PRINCIPAL,
PREMIUM
                  AND INTEREST.

      Notwithstanding any other provision in this Supplemental Indenture, the
Holder of any Security shall have the right, which is absolute and unconditional, to receive payment of the principal of (and premium, if any) and
(subject to Section 3.7 of the Indenture) interest on such Security on the
Stated Maturity or Maturities expressed in such Security (or in the case of redemption, to receive the Redemption Price on the Redemption Date, in the case of a repurchase, to receive the Repurchase Price on the Repurchase Date, or in the case of a Change in Control, to receive the Change in Control Purchase Price on the Change in Control Purchase Date) and to institute suit for the enforcement of any such payment on or after such respective dates, and such rights shall not be impaired without the consent of such Holder.

Section 309       REPORTS BY COMPANY.

      The Company shall (1) provide to the Trustee, within 15 days after the
Company is required to file the same with the Commission, copies of the annual reports and of the information, documents and other reports (or copies of such portions of any of the foregoing as the Commission may from time to time by rules and regulations prescribe) which the Company may be required to file with the Commission pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934; or, if the Company is not required to file information, documents or reports pursuant to either of said Sections, then it shall provide to the Trustee and file with the Commission, in accordance with rules and regulations prescribed from time to time by the Commission, such of the supplementary and periodic information, documents and reports which may be required pursuant to Section 13 of the Securities Exchange Act of 1934 in respect of a security listed and registered on a national securities exchange as may be prescribed from time to time in such rules and regulations;

                  (2) file with the Trustee and the Commission, in accordance with rules and regulations prescribed from time to time by the Commission, such additional information, documents and reports with respect to compliance by the
Company with the conditions and covenants of this Indenture as may be required from time to time by such rules and regulations; and

                  (3) transmit by mail to all Securityholders, as their names and addresses appear in the Security Register, within 30 days after the filing thereof with the Trustee, such summaries of any information, documents and reports required to be filed by the Company pursuant to paragraphs (1) and (2) of this Section as may be required by rules and regulations prescribed from time to time by the Commission.

                  If at any time while any of the Securities are "restricted securities" within the meaning of Rule 144, the Company is no longer subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the
Company will prepare and will furnish to any Holder, any beneficial owner of
Securities and any prospective purchaser of Securities designated by a Holder or a beneficial owner of Securities, promptly upon request, the information required pursuant to Rule 144A(d)(4) (or any successor thereto) under the Securities Act in connection with the offer, sale or transfer of
Securities.

Section 310       CONSOLIDATION, MERGER AND SALE.

      Section 8.1 of the Indenture is, with respect to the 2021
Debentures only,
hereby amended and restated in its entirety to read as follows:

            The Company shall not consolidate with or merge into any other entity or convey or transfer its properties and assets substantially as an entirety to any entity, unless:

      (a) the successor or transferee entity is a corporation, limited liability company trust or partnership organized under the laws of the United States or any State of the United States or the District of Columbia or the Republic of
Panama or any other country recognized by the United States and all political subdivisions of such countries;

      (b) the successor or transferee entity, if other than the Company, expressly assumes by a supplemental indenture executed and delivered to the
Trustee, in form reasonably satisfactory to the Trustee, the due and punctual payment of the principal of, any premium on and any interest on, all the outstanding 2021 Debentures and the performance of every covenant in the Indenture (as supplemented by this Supplemental Indenture) to be performed or observed by the Company and provides for conversion rights in accordance with applicable provisions of the Indenture and this Supplemental Indenture;

      (c) immediately after giving the effect to the transaction, no Event of
Default and no event which, after notice or lapse of time or both, would become an Event of Default, has occurred and is continuing; and

      (d) the Company has delivered to the Trustee an officers' certificate and an opinion of counsel, each in the form required by the Indenture and this
Supplemental Indenture, stating that such consolidation, merger, conveyance or transfer and such supplemental indenture comply with the foregoing provisions relating to such transaction.

Section 311       SUPPLEMENTAL INDENTURES WITHOUT CONSENT OF HOLDERS.

      Section 9.1 of the Indenture is hereby amended, subject to Section
301
hereof and with respect to the 2021 Debentures only, by inserting the following paragraph:

      (12) to add any rights for the benefit of Holders of 2001
Debentures; and

      (13) to provide any additional events of default.

      Section 312 Supplemental Indenture with Consent of Holder.

      Section 9.2 of the Indenture is, with respect to the 2021
Debentures only,
hereby amended and restated in its entirety to read as follows:


      With the consent of the Holders of not less than a majority in principal amount of the Outstanding 2021 Debentures, by Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by a Board Resolution, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto (which shall conform to the provisions of the
Trust Indenture Act of 1939 as in force at the date of execution thereof) for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the Holders of 2021 Debentures; provided, however, that no such supplemental indenture shall (i) change the Maturity of any payment of principal of, or any premium on, or any installment of interest on any 2021 Debenture, or reduce the principal amount thereof or the rate of interest or any premium thereon, or change the place of payment where, or the coin or currency in which any 2021 Debenture or any premium or interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the Maturity thereof (or, in the case of redemption or repayment, on or after the redemption date or the repayment date, as the case may be), (ii) adversely affect the conversion rights of the Holders under Article Four of the Supplemental Indenture or the right of Holders to require the Company to repurchase the 2021 Debentures under Articles Six and Seven of the Supplemental Indenture, (iii) reduce the percentage in aggregate principal amount of the Outstanding 2021 Debentures, the consent of whose holders is required for any such modification, or the consent of whose holders is required for any waiver of compliance with the provisions of the Indenture or the Supplemental Indenture or for any waiver of an Event of Default; or (iv) modify this Section 9.2, except to increase any percentages required for approval or to provide that certain other provisions of the Indenture or the Supplemental
Indenture cannot be modified or waived without the consent of the Holder of each
Outstanding 2021 Debenture affected thereby.

      A supplemental indenture which changes or eliminates any covenant or other provision of this Indenture which has expressly been included solely for the benefit of one or more particular series of Securities, or which modifies the rights of the Holders of Securities or such series with respect to such covenant or other provision, shall be deemed not to affect the rights under this Indenture of the Holders of Securities of any other series.

      Upon the request of the Company accompanied by a copy of a Board Resolution authorizing the execution of any such supplemental indenture, and upon the filing with the Trustee of evidence of the consent of Holders as aforesaid, the Trustee shall join with the Company in the execution of such supplemental indenture. It shall not be necessary for any Act of Holders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

Section 313       MAINTENANCE OF OFFICE OR AGENCY.

      The first paragraph of Section 10.2 of the Indenture is hereby amended, subject to Section 301 hereof and with respect to the 2021 Debentures only, by changing the first sentence thereof to read in its entirety as follows:

      The Company shall maintain in each Place of Payment for the 2021 Debentures an office or agency where the 2021 Debentures may be presented or surrendered for payment, where the 2021 Debentures may be surrendered for registration of transfer or exchange, where the 2021


Debentures may be surrendered for conversion and where notices and demands to or upon the Company in respect of the 2021 Debentures and this Indenture may be served. The Company will give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust
Office of the Trustee, and the Company hereby appoints the Trustee as its agent to receive all such presentations, surrenders, notices and demands.

Section 314       REDEMPTION.

            (a) Section 11.4 of the Indenture is hereby amended, subject to
Section 301 hereof and with respect to the 2021 Debentures only, by deleting the word "and" at the end of paragraph (5) thereof, replacing the period at the end of paragraph (6) thereof with ", and" and by inserting the following paragraph:

      (7) the election of the Company (which, subject to the provisions of
Article Four of the Supplemental Indenture, shall be irrevocable) to deliver shares of Common Stock or to pay cash or a combination of cash and Common Stock in lieu of delivery of such shares with respect to any 2021 Debentures.

Section 315       CONVERSION ARRANGEMENT ON CALL FOR REDEMPTION.

      In connection with 2021 Debentures, the Company may arrange for the purchase and conversion of any 2021 Debentures called for redemption by an agreement with one or more investment bankers or other purchasers to purchase
such 2021 Debentures by paying to a Paying Agent (other than the Company or any
of its Affiliates) in trust for the Holders, on or before 11:00 A.M. New
York
City time on the Redemption Date, an amount that, together with any amounts
deposited with such Paying Agent by the Company for the redemption of such 2021
Debentures, is not less than the Redemption Price of such 2021
Debentures.
Notwithstanding anything to the contrary contained in this Article, the obligation of the Company to pay the Redemption Price of such 2021 Debentures shall be deemed to be satisfied and discharged to the extent such amount is so
paid by such purchasers; provided, however, that nothing in this Section
319
shall relieve the Company of its obligation to pay the Redemption Price of 2021
Debentures called for redemption. If such an agreement is entered into, any 2021
Debentures called for redemption and not surrendered for conversion by the
Holders thereof prior to the relevant Redemption Date may, at the option of the
Company upon written notice to the Trustee, be deemed, to the fullest extent permitted by law, acquired by such purchasers from such Holders and (notwithstanding anything to the contrary contained in Article Four) surrendered by such purchasers for conversion, all as of immediately prior to the close of business on the Business Day immediately prior to the Redemption Date, subject to payment of the above amount as aforesaid. The Paying Agent shall hold and pay to the Holders whose 2021 Debentures are selected for redemption any such amount paid to it for purchase in the same manner as it would money deposited with it by the Company for the redemption of 2021 Debentures. Without the Paying Agent's prior written consent, no arrangement between the Company and such purchasers for the purchase and conversion of any 2021 Debentures shall increase or otherwise affect any of the powers, duties, responsibilities or obligations of the


Paying Agent as set forth in this Indenture, and the Company agrees to indemnify the Paying Agent from, and hold it harmless against, any loss, liability or expense arising out of or in connection with any such arrangement for the purchase and conversion of any 2021 Debentures between the Company and such purchasers, including the costs and expenses incurred by the Paying Agent in the defense of any claim or liability reasonably incurred without negligence or bad faith on its part arising out of or in connection with the exercise or performance of any of its powers, duties, responsibilities or obligations under this Indenture, in accordance with the indemnity provisions applicable to the
Trustee set forth herein.

Section 316       OPTIONAL REDEMPTION OR ASSUMPTION OF SECURITIES UNDER
CERTAIN
                  CIRCUMSTANCES.

      The Debentures may be redeemed in accordance with Section 11.8 of the
Indenture which is hereby amended, subject to Section 301 hereof and with respect to the 2021 Debentures only, by adding the following subsection:

      (c) In the event that the 2021 Debentures are called for redemption pursuant to the terms of this Section, the Holders of 2021 Debentures shall have all rights, including rights to conversion and to the receipt of interest upon conversion, which such Holders would have had if the 2021 Debentures had been called for redemption by the Company pursuant to Article Five hereof.

                                  ARTICLE FOUR

                                   CONVERSION

Section 401       CONVERSION RIGHTS.

      2021 Debentures shall be convertible in accordance with their terms and in accordance with this Article.

      The initial conversion rate (the "Conversion Rate") is 25.5467 shares of
Common Stock per $1,000 principal amount of 2021 Debentures, subject to adjustment upon the occurrence of certain events described in this Article. A
Holder of a 2021 Debenture otherwise entitled to a fractional share shall receive cash in an amount equal to the value of such fractional share based on the Sale Price on the trading day immediately preceding the Conversion Date.
Upon a conversion, the Company may deliver cash or a combination of cash and
Common Stock in lieu of Common Stock, as described in Section 405.

      A Holder of 2021 Debentures is not entitled to any rights of a holder of
Common Stock until such Holder has converted its 2021 Debentures to Common
Stock, and only to the extent such 2021 Debentures are deemed to have been converted into Common Stock pursuant to this Article.

Section 402       CONVERSION RIGHTS BASED ON COMMON STOCK PRICE.

      Commencing after May 31, 2001, a Holder of a 2021 Debenture may convert the principal amount of such 2021 Debentures into shares of Common Stock in any fiscal quarter


(and only during such fiscal quarter), if, as of the last day of the preceding
fiscal quarter, the closing sale price of the Common Stock for at least
20
Trading Days in a period of 30 consecutive Trading Days ending on the last
Trading Day of such preceding fiscal quarter is more than 110% of the Conversion
Price (as defined below) per share of Common Stock that is in effect on such last day of such preceding fiscal quarter.

      The "Conversion Price" per share of Common Stock shall initially equal
$39.14 and shall be adjusted as described in Section 409(g).

Section 403       CONVERSION RIGHTS UPON NOTICE OF REDEMPTION.

      A Holder of a 2021 Debenture may surrender for conversion a 2021 Debenture called for redemption under Article Five hereof at any time prior to the close of business on the Redemption Date, even if it is not otherwise convertible at such time. A 2021 Debenture for which a Holder has delivered a Repurchase Notice as described in Section 601 or a Change in Control Purchase Notice as described in Section 701 requiring the Company to purchase such 2021 Debentures may be surrendered for conversion only if such notice is withdrawn in accordance with this Supplemental Indenture.

      In case a 2021 Debenture or portion thereof is called for redemption pursuant to Article Eleven of the Indenture and/or Article Five hereof, such conversion right shall terminate at the close of business on the Business Day immediately preceding the Redemption Date for such 2021 Debenture or such earlier date as the Holder presents such 2021 Debenture for redemption (unless the Company shall default in making the payment of the Redemption Price when due, in which case the conversion right shall terminate at the close of business on the date such default is cured and such Redemption Price is paid).

Section 404       CONVERSION RIGHTS UPON OCCURRENCE OF CERTAIN CORPORATE
                  TRANSACTIONS.

      If the Corporation is a party to a consolidation, merger or binding share
exchange pursuant to which the shares of Common Stock would be converted into
cash, securities or other property, any 2021 Debenture may be surrendered for
conversion at any time from and after the date which is 15 days prior to the
anticipated effective date of the transaction until 15 days after the actual
date of such transaction and, at the effective time of the transaction, the
right to convert a 2021 Debenture into shares of Common Stock shall be changed
into a right to convert such 2021 Debenture into the kind and amount of cash,
securities or other property of the Company or another person which the
Holder
would have received if the Holder had converted such 2021 Debenture immediately
prior to the transaction. Notwithstanding anything to the contrary, no
2021
Debentures may be surrendered for conversion pursuant to this Section 404 by reason of the completion of a merger, consolidation or other transaction effected with one of the Company's Affiliates for the purpose of (i) changing the Company's jurisdiction of organization or (ii) effecting a corporate reorganization, including, without limitation, the implementation of a holding company structure.

Section 405 CONVERSION PROCEDURES.

      To convert a 2021 Debenture, a Holder must (a) complete and manually sign the conversion notice or a facsimile of the Conversion Notice on the back of the
2021 Debenture and


deliver such notice to a Conversion Agent, (b) surrender the 2021
Debenture to a
Conversion Agent, (c) furnish appropriate endorsements and transfer documents if required by the Security Registrar or a Conversion Agent, and (d) pay any transfer or similar tax, if required. The date on which the Holder satisfies all of those requirements is the "Conversion Date." Within two Business Days following the Conversion Date, the Company shall deliver to the Holder, through the Conversion Agent, written notice of whether such 2021 Debentures shall be converted into Common Stock or paid in cash or a combination of cash and Common
Stock, unless the Company shall have delivered to such Holder notice of redemption pursuant to Section 11.4 of the Indenture and the Conversion Date occurs before the Redemption Date set forth in such notice. If the Company shall have notified the Holder that all of such 2021 Debentures shall be converted into Common Stock, the Company shall deliver to the Holder through the Conversion Agent, as soon as practicable but in any event no later than the fifth Business Day following the Conversion Date, a certificate for the number of whole shares of Common Stock issuable upon the conversion and cash in lieu of any fractional shares pursuant to Section 406. Except as otherwise provided in this Article Four, if the Company shall have notified the Holder that all or a portion of such 2021 Debenture shall be paid in cash, the Company shall deliver to the Holder surrendering such 2021 Debenture the amount of cash payable with respect to such 2021 Debenture no later than the tenth Business Day following such Conversion Date, together with a certificate for the number of full shares of Common Stock deliverable upon the conversion and cash in lieu of any fractional share determined pursuant to Section 406 hereof. Except as otherwise provided in this Article Four, the Company may not change its election with respect to the consideration to be delivered upon conversion of a 2021 Debenture once the Company has notified the Holder in accordance with this paragraph.
Anything herein to the contrary notwithstanding, in the case of Global Securities, conversion notices may be delivered and such 2021 Debentures may be surrendered for conversion in accordance with the Applicable Procedures of the
Depositary as in effect from time to time. The Person in whose name the Common
Stock certificate is registered shall be deemed to be a shareholder of record on the Conversion Date; PROVIDED, HOWEVER, that no surrender of a 2021 Debenture on any date when the stock transfer books of the Company are closed shall be effective to constitute the Person or Persons entitled to receive the shares of
Common Stock upon such conversion as the record holder or holders of such shares of Common Stock on such date, but such surrender shall be effective to constitute the Person or Persons entitled to receive such shares of Common Stock as the record holder or holders thereof for all purposes at the close of business on the next succeeding day on which such stock transfer books are open;
PROVIDED FURTHER, HOWEVER, that such conversion shall be at the Conversion Rate in effect on the date that such 2021 Debenture shall have been surrendered for conversion, as if the stock transfer books of the Company had not been closed.
Upon conversion of a 2021 Debenture, such Person shall no longer be a Holder of such 2021 Debenture.

      No payment or adjustment shall be made for dividends on, or other distributions with respect to, any Common Stock except as provided in this
Article. On conversion of a 2021 Debenture, except as provided below in the case of certain 2021 Debentures or portions thereof called for redemption described in Section 304 hereof, that portion of accrued and unpaid interest on the converted 2021 Debenture attributable to the period from the most recent Interest Payment Date (or, if no Interest Payment Date has occurred, from the
Issue Date) through the Conversion Date attributable to the most recent accrual date with respect to the converted 2021 Debenture shall not be cancelled, extinguished or forfeited, but rather shall be deemed to be paid in full to the Holder thereof through delivery of the Common Stock (together with the cash payment, if any, in lieu of fractional shares), or cash or a combination of cash and Common Stock in lieu thereof, in exchange for the 2021 Debenture being converted pursuant to the provisions hereof, and the fair market value of such shares of Common Stock (together with any such cash payment in lieu of fractional shares), or cash or a combination of cash and Common Stock in lieu thereof, shall be treated as issued, to the extent thereof, first in exchange for accrued and unpaid interest through the Conversion Date and the balance, if any, of such fair market value of such Common Stock (and any such cash payment), or cash in lieu thereof, shall be treated as issued in exchange for the principal amount of the 2021 Debenture being converted pursuant to the provisions hereof.

      If a Holder converts more than one 2021 Debenture at the same time, the number of shares of Common Stock issuable upon the conversion shall be based on the aggregate principal amount of 2021 Debentures converted.

      Upon surrender of a 2021 Debenture that is converted in part, the Company shall execute, and the Trustee shall authenticate and deliver to the Holder, a new 2021 Debenture equal in principal amount to the principal amount of the unconverted portion of the 2021 Debenture surrendered.

      2021 Debentures or portions thereof surrendered for conversion during the period from the close of business on any Regular Record Date immediately preceding any Interest Payment Date to the opening of business on such Interest
Payment Date shall (except for 2021 Debentures called for redemption pursuant to
Article Five hereof on a Redemption Date that occurs during the period between a
Regular Record Date and the third business day after the Interest Payment Date to which such Regular Record Date relates) be accompanied by payment to the
Company or its order, in New York Clearing House funds or other funds acceptable to the Company, of an amount equal to the interest payable on such Interest
Payment Date on the principal amount of 2021 Debentures or portions thereof being surrendered for conversion.

      The Holders' rights to convert 2021 Debentures into Common Stock are subject to the Company's right to elect instead to pay each such Holder the amount of cash set forth in the next succeeding sentence (or an equivalent amount in a combination of cash and shares of Common Stock), in lieu of delivering such Common Stock; PROVIDED, HOWEVER, that if an Event of Default
(other than a default in a cash payment upon conversion of the 2021 Debentures) shall have occurred and be continuing, the Company shall deliver Common Stock in accordance with this Article, whether or not the Company has delivered a notice pursuant to Section 11.4 of the Indenture or Section 405 hereof to the effect that the Debentures would be paid in cash or a combination of cash and Common
Stock. The amount of cash to be paid pursuant to Section 405 hereof for each
$1,000 of principal amount of a 2021 Debenture (or portion thereof) upon conversion shall be equal to the average Sale Price of the Common Stock for the five consecutive trading days immediately following (i) the date of the Company's notice of its election to deliver cash upon conversion, if the Company shall not have given a notice of redemption pursuant to Section 11.4 of the
Indenture, or (ii) the Conversion Date, in the case of a conversion following such a notice of redemption specifying an intent to deliver cash upon conversion, in either case multiplied by the Conversion Rate (or appropriate fraction of such Conversion Rate) in effect on such Conversion Date.


Section 406       FRACTIONAL SHARES.

      The Company shall not issue a fractional share of Common Stock upon conversion of a Security. Instead, the Company will deliver cash for the current market value of the fractional share. The current market value of a fractional share of Common Stock shall be determined, to the nearest 1/1,000th of a share, by multiplying the Sale Price on the Trading Day immediately prior to the Conversion Date, of a full share of Common Stock by the fractional amount and rounding the product to the nearest whole cent.

Section 407       TAXES ON CONVERSION.

      If a Holder converts a 2021 Debenture, the Company shall pay any documentary, stamp or similar issue or transfer tax due on the issue of shares of Common Stock upon such conversion. However, the Holder shall pay any such tax which is due because the Holder requests the shares to be issued in a name other than the Holder's name. The Conversion Agent may refuse to deliver the certificate representing the Common Stock being issued in a name other than the
Holder's name until the Conversion Agent receives a sum sufficient to pay any tax which will be due because the shares are to be issued in a name other than the Holder's name. Nothing herein shall preclude any tax withholding required by law or regulation.

Section 408       COMPANY TO PROVIDE COMMON STOCK.

      The Company shall, prior to issuance of any 2021 Debentures under this
Article, and from time to time as may be necessary, reserve, out of its authorized but unissued Common Stock, a sufficient number of shares of Common
Stock to permit the conversion of all 2021 Debentures Outstanding into shares of
Common Stock. All shares of Common Stock delivered upon conversion of the
2021
Debentures shall be newly issued shares, shall be duly authorized, validly issued, fully paid and nonassessable and shall be free from preemptive rights and free of any Lien or adverse claim.

      The Company will endeavor promptly to comply with all federal and state securities laws regulating the registration of the offer and delivery of shares of Common Stock to a converting Holder upon conversion of 2021 Debentures, if any, and will list or cause to have quoted such shares of Common Stock on each national securities exchange or on the NASDAQ National Market or other over-the-counter market or such other market on which the Common Stock are then listed or quoted.

Section 409       ADJUSTMENT OF CONVERSION RATE.

      The Conversion Rate shall be adjusted from time to time by the Company as follows:

      (a) In case the Company (i) pays a dividend on its Common Stock in shares of Common Stock, (ii) makes a distribution on its Common Stock in shares of
Common Stock, (iii) subdivides its outstanding Common Stock into a greater number of shares, or (iv) combines its outstanding Common Stock into a smaller number of shares, the Conversion Rate in effect thereto shall be adjusted so that the Holder of any 2021 Debenture thereafter surrendered for conversion shall be entitled to receive that number of shares of Common Stock which it would have owned had such 2021 Debenture been converted immediately prior to the happening of such event. An adjustment made pursuant to this subsection
(a)
shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of subdivision or combination.

      (b) In case the Company issues rights or warrants to all or substantially all holders of its Common Stock entitling them (for a period commencing no earlier than the record date described below and expiring not more than 60 days after such record date) to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price per share (or having a conversion price per share) less than the current market price per share of
Common Stock (as determined in accordance with subsection (e) of this Section
409) on the record date for the determination of shareholders entitled to receive such rights or warrants, the Conversion Rate in effect immediately prior thereto shall be adjusted so that the same shall equal the rate determined by multiplying the Conversion Rate in effect immediately prior to such record date by a fraction of which the numerator shall be the number of shares of Common
Stock outstanding on such record date plus the number of additional shares of
Common Stock offered (or into which the convertible securities so offered are convertible), and of which the denominator shall be the number of shares of
Common Stock outstanding on such record date plus the number of shares which the aggregate offering price of the total number of shares of Common Stock so offered (or the aggregate conversion price of the convertible securities so offered, which shall be determined by multiplying the number of shares of Common
Stock issuable upon conversion of such convertible securities by the conversion price per share of Common Stock pursuant to the terms of such convertible securities) would purchase at the current market price per share (as determined in accordance with subsection (e) of this Section 409) of Common Stock on such record date. Such adjustment shall be made successively whenever any such rights or warrants are issued, and shall become effective immediately after such record date. If at the end of the period during which such rights or warrants are exercisable not all rights or warrants shall have been exercised, the adjusted
Conversion Rate shall be immediately readjusted to what it would have been based upon the number of additional shares of Common Stock actually issued (or the number of shares of Common Stock issuable upon conversion of convertible securities actually issued).

      (c) In case the Company distributes to all or substantially all holders of its Common Stock any shares of capital stock (other than dividends or distributions of Common Stock on Common Stock to which Section 409(a) applies) of the Company, evidences of indebtedness or other assets (including securities of any Person other than the Company, but excluding all-cash distributions or any rights or warrants referred to in Section 409(b)), then in each such case the Conversion Rate shall be adjusted so that the same shall equal the rate determined by multiplying the current Conversion Rate by a fraction of which the numerator shall be the current market price per share (as determined in accordance with subsection (e) of this Section 409) of the Common Stock on the record date mentioned below, and of which the denominator shall be the current market price per share (as determined in accordance with subsection (e) of this
Section 409) of the Common Stock on such record date less the fair market value on such record date (as determined by the Board of Directors, whose determination shall be conclusive evidence of such fair market value and which shall be evidenced by an Officers' Certificate delivered to the Trustee) of the portion of the capital stock, evidences of indebtedness or other non-cash assets so distributed applicable to one share of Common Stock (determined on the basis of the number of shares of Common Stock outstanding on the record date). Such adjustment shall be made successively whenever any such distribution is made and shall become effective immediately after the record date for the determination of shareholders entitled to receive such distribution.

      In the event that the Company implements a shareholder rights plan, such rights plan shall provide, subject to customary exceptions and limitations, that upon conversion of the 2021 Debentures the Holders will receive, in addition to the Common Stock issuable upon such conversion, the rights issued under such rights plan (notwithstanding the occurrence of an event causing such rights to separate from the Common Stock at or prior to the time of conversion). Any distribution of rights or warrants pursuant to a shareholder rights plan complying with the requirements set forth in the immediately preceding sentence of this paragraph shall not constitute a distribution of rights or warrants for the purposes of this Section 409(c) or any other provision of this
Section 409.

      Rights or warrants distributed by the Company to all holders of Common
Stock entitling the holders thereof to subscribe for or purchase shares of the
Company's capital stock (either initially or under certain circumstances), which rights or warrants, until the occurrence of a specified event or events ("Trigger Event"): (i) are deemed to be transferred with such shares of Common
Stock; (ii) are not exercisable; and (iii) are also issued in respect of future issuances of Common Stock, shall be deemed not to have been distributed for purposes of this Section 409(c) or any other provision of this Section 409(c)
(and no adjustment to the Conversion Rate under this Section 409(c) or any other provision of this Section 409 will be required) until the occurrence of the earliest Trigger Event. If such right or warrant is subject to subsequent events, upon the occurrence of which such right or warrant shall become exercisable to purchase different securities, evidences of indebtedness or other assets or entitle the holder to purchase a different number or amount of the foregoing or to purchase any of the foregoing at a different purchase price, then the occurrence of each such event shall be deemed to be the date of issuance and record date with respect to a new right or warrant (and a termination or expiration of the existing right or warrant without exercise by the holder thereof). In addition, in the event of any distribution (or deemed distribution) of rights or warrants, or any Trigger Event or other event (of the type described in the preceding sentence) with respect thereto, that resulted in an adjustment to the Conversion Rate under this Section 409(c), (1) in the case of any such rights or warrants which shall all have been redeemed or repurchased without exercise by any holders thereof, the Conversion Rate shall be readjusted upon such final redemption or repurchase to give effect to such distribution or
Trigger Event, as the case may be, as though it were a cash distribution, equal to the per share redemption or repurchase price received by a holder of Common
Stock with respect to such rights or warrants (assuming such holder had retained such rights or warrants), made to all holders of Common Stock as of the date of such redemption or repurchase, and (2) in the case of such rights or warrants all of which shall have expired or been terminated without exercise, the Conversion Rate shall be readjusted as if such rights and warrants had never been issued.

      (d)(1) In case the Company, by dividend or otherwise, at any time distributes (a "Triggering Distribution") to all or substantially all holders of its Common Stock all-cash distributions in an aggregate amount that, together with the aggregate amount of (A) any cash and the fair market value (as determined by the Board of Directors, whose determination shall be conclusive evidence thereof and which shall be evidenced by an Officers' Certificate delivered to the Trustee) of any other consideration payable in respect of any tender offer by the Company or a Subsidiary of the Company for Common Stock consummated within the 12 months preceding the date of payment of the Triggering Distribution and in respect of which no Conversion Rate adjustment pursuant to this Section 409 has been made and (B) all other cash distributions to all or substantially all holders of its Common Stock made within the 12 months preceding the date of payment of the Triggering Distribution and in respect of which no Conversion Rate adjustment pursuant to this Section 409 has been made, exceeds an amount equal to 7.5% of the product of the current market price per share of Common Stock (as determined in accordance with subsection (e) of this
Section 409) on the Business Day (the "Determination Date") immediately preceding the day on which such Triggering Distribution is declared by the
Company multiplied by the number of shares of Common Stock outstanding on the
Determination Date (excluding shares held in the treasury of the Company), the
Conversion Rate shall be increased so that the same shall equal the rate determined by multiplying such Conversion Rate in effect immediately prior to the Determination Date by a fraction of which the numerator shall be such current market price per share of Common Stock (as determined in accordance with subsection (e) of this Section 409) on the Determination Date, and the denominator shall be the current market price per share of Common Stock (as determined in accordance with subsection (e) of this Section 409) on the Determination Date less the sum of the aggregate amount of cash and the aggregate fair market value (determined as aforesaid) of any such other consideration so distributed, paid or payable within such 12 months (including, without limitation, the Triggering Distribution) applicable to one share of
Common Stock (determined on the basis of the number of shares of Common Stock outstanding on the Determination Date), such increase to become effective immediately prior to the opening of business on the day following the date on which the Triggering Distribution is paid.

      (2) In case any tender offer made by the Company or any of its Subsidiaries for Common Stock expires and such tender offer (as amended upon the expiration thereof) involves the payment of aggregate consideration in an amount
(determined as the sum of the aggregate amount of cash consideration and the aggregate fair market value (as determined by the Board of Directors, whose determination shall be conclusive evidence thereof and which shall be evidenced by an Officers' Certificate delivered to the Trustee thereof ) of any other consideration) that, together with the aggregate amount of (A) any cash and the fair market value (as determined by the Board of Directors, whose determination shall be conclusive evidence thereof and which shall be evidenced by an Officers' Certificate delivered to the Trustee) of any other consideration payable in respect of any other tender offers by the Company or any Subsidiary of the Company for Common Stock consummated within the 12 months preceding the date of the Expiration Date (as defined below) and in respect of which no Conversion Rate adjustment pursuant to this Section 409 has been made and
(B)
all cash distributions to all or substantially all holders of its Common Stock made within the 12 months preceding the Expiration Date and in respect of which no Conversion Rate adjustment pursuant to this Section 409 has been made, exceeds an amount equal to 7.5% of the product of the current market price per share of Common Stock (as determined in accordance with subsection (e) of this
Section 409) as of the last date (the "Expiration Date") tenders could have been made pursuant to such tender offer (as it may be amended) (the last time at which such tenders could have been made on the Expiration Date is hereinafter sometimes called the "Expiration Time") multiplied by the number of shares of
Common Stock outstanding (including tendered shares but excluding any shares held in the treasury of the Company) at the Expiration Time, then,


immediately prior to the opening of business on the day after the Expiration
Date, the Conversion Rate shall be increased so that the same shall equal the rate determined by multiplying the Conversion Rate in effect immediately prior to close of business on the Expiration Date by a fraction of which the numerator shall be the sum of (x) the aggregate consideration (determined as aforesaid) payable to stockholders based on the acceptance (up to any maximum specified in the terms of the tender offer) of all shares validly tendered and not withdrawn as of the Expiration Time (the shares deemed so accepted, up to any such maximum, being referred to as the "Purchased Shares") and (y) the product of the number of shares of Common Stock outstanding (less any Purchased Shares and excluding any shares held in the treasury of the Company) at the Expiration Time and the current market price per share of Common Stock (as determined in accordance with subsection (e) of this Section 409) on the Trading Day next succeeding the Expiration Date, and the denominator shall be the product of the number of shares of Common Stock outstanding (including tendered shares but excluding any shares held in the treasury of the Company) at the Expiration Time multiplied by the current market price per share of Common Stock (as determined in accordance with subsection (e) of this Section 409) on the Trading Day next succeeding the Expiration Date, such increase to become effective immediately prior to the opening of business on the day following the Expiration Date. In the event that the Company is obligated to purchase shares pursuant to any such tender offer, but the Company is permanently prevented by applicable law from effecting any or all such purchases or any or all such purchases are rescinded, the Conversion Rate shall again be adjusted to be the Conversion Rate which would have been in effect based upon the number of shares actually purchased. If the application of this Section 409(d)(2) to any tender offer would result in a decrease in the Conversion Rate, no adjustment shall be made for such tender offer under this Section 409(d)(2).

      (3) For purposes of this Section 409(d), the term "tender offer" shall mean and include both tender offers and exchange offers, all references to
"purchases" of shares in tender offers (and all similar references) shall mean and include both the purchase of shares in tender offers and the acquisition of shares pursuant to exchange offers, and all references to "tendered shares" (and all similar references) shall mean and include shares tendered in both tender offers and exchange offers.

      (e) For the purpose of any computation under subsections (b), (c) and (d) of this Section 409 the current market price per share of Common Stock on any date shall be deemed to be the average of the daily closing prices for the 10 consecutive Trading Days commencing five Trading Days before (i) the Determination Date or the Expiration Date, as the case may be, with respect to distributions or tender offers under subsection (d) of this Section 409 or (ii) the record date with respect to distributions, issuances or other events requiring such computation under subsection (b) or (c) of this Section
409. The
closing price for each day shall be the last reported sales price or, in case no such reported sale takes place on such date, the average of the reported closing bid and asked prices in either case on the New York Stock Exchange (the "NYSE") or, if the Common Stock is not listed or admitted to trading on the NYSE, on the principal national securities exchange on which the Common Stock are listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, the last reported sales price of the Common Stock as quoted on NASDAQ (the term "NASDAQ" shall include, without limitation, the NASDAQ
National Market) or, in case no reported sales takes place, the average of the closing bid and asked prices as quoted on NASDAQ or any comparable system or, if the


Common Stock is not quoted on NASDAQ or any comparable system, the closing sales price or, in case no reported sale takes place, the average of the closing bid and asked prices, as furnished by any two members of the National Association of
Securities Dealers, Inc. selected from time to time by the Company for that purpose. If no such prices are available, the current market price per share shall be the fair value of a share of Common Stock as determined by the Board of
Directors (which shall be evidenced by an Officers' Certificate delivered to the
Trustee).

      (f) In any case in which this Section 409 requires that an adjustment be made following a record date or a Determination Date or Expiration Date, as the case may be, established for purposes of this Section 409, the Company may elect to defer (but only until five Business Days following the filing by the Company with the Trustee of the certificate described in Section 412) issuing to the
Holder of any 2021 Debenture converted after such record date or Determination
Date or Expiration Date the shares of Common Stock and other capital stock of the Company issuable upon such conversion over and above the shares of Common
Stock and other capital stock of the Company issuable upon such conversion only on the basis of the Conversion Rate prior to adjustment; and, in lieu of the shares the issuance of which is so deferred, the Company shall issue or cause its transfer agents to issue due bills or other appropriate evidence prepared by the Company of the right to receive such shares. If any distribution in respect of which an adjustment to the Conversion Rate is required to be made as of the record date or Determination Date or Expiration Date therefor is not thereafter made or paid by the Company for any reason, the Conversion Rate shall be readjusted to the Conversion Rate which would then be in effect if such record date had not been fixed or such effective date or Determination Date or Expiration Date had not occurred.

      (g) Upon adjustment of the Conversion Rate pursuant to this Section
409,
the Conversion Price shall be adjusted to equal $1,000 divided by the Conversion
Rate and rounded to the nearest cent.

      (h) Upon the election by the Company to make a distribution as described in paragraphs (b), (c) and (d) of this Section 409, which in the case of paragraph (d) has a per share value equal to more than 15% of the Sale Price of shares of Common Stock on the Trading Day preceding the declaration date for such distribution, the Company shall give notice to Holders of the 2021 Debentures not less than 20 days prior to the ex-dividend date for such distribution. Upon giving such notice, Holders may surrender the 2021 Debentures for conversion pursuant to this Article Four at any time until the close of business on the Business Day prior to the ex-dividend date or until the Company publicly announces that such distribution will not be given effect.

Section 410       NO ADJUSTMENT.

      No adjustment in the Conversion Rate shall be required unless the adjustment would require an increase or decrease of at least 1% in the Conversion Rate as last adjusted; PROVIDED, HOWEVER, that any adjustments which by reason of this Section 410 are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Article shall be made to the nearest cent or to the nearest 1/1000th of a share, as the case may be.


      Except pursuant to Section 414, no adjustment in the Conversion Rate will be made by reason of the completion of a merger, consolidation or other transaction effected with one of the Company's Affiliates for the purpose of (1)
changing the jurisdiction of organization of the Company or (2) effecting a corporate reorganization including, without limitation, the implementation of a holding company structure.

      No adjustment need be made for issuances of Common Stock pursuant to a
Company plan for reinvestment of dividends or interest or for a change in the par value or a change to no par value of the Common Stock.

      To the extent that the 2021 Debentures become convertible into the right to receive cash, no adjustment need be made thereafter as to the cash. Interest will not accrue on the cash.

Section 411       ADJUSTMENT FOR TAX PURPOSES.

      The Company shall be entitled to make such adjustments in the Conversion
Rate, in addition to those required by Section 409, as in its discretion shall determine to be advisable in order that any stock dividends, subdivisions of shares, distributions of rights to purchase stock or securities or distributions of securities convertible into or exchangeable for stock hereafter made by the
Company to its stockholders shall not be taxable.

Section 412       NOTICE OF ADJUSTMENT.

      Whenever the Conversion Rate is adjusted, the Company shall promptly mail to Holders a notice of the adjustment and file with the Trustee an Officers'
Certificate specifying the adjusted Conversion Rate, and briefly stating the facts requiring the adjustment and the manner of computing it.

Section 413       NOTICE OF CERTAIN TRANSACTIONS.

      In the event that:

      (1) the Company takes any action which would require an adjustment in the
Conversion Rate,

      (2) the Company takes any action that requires a supplemental indenture pursuant to Section 414, or

      (3) there is a dissolution or liquidation of the Company,

the Company shall mail to Holders and file with the Trustee a notice stating the proposed record or effective date, as the case may be. The Company shall mail the notice at least fifteen days before such date. Failure to mail such notice or any defect therein shall not affect the validity of any transaction referred to in clause (1), (2) or (3) of this Section 413.


Section 414 EFFECT OF RECLASSIFICATION, CONSOLIDATION, MERGER OR SALE ON CONVERSION PRIVILEGE.

      If any of the following shall occur, namely: (a) any reclassification or change of shares of Common Stock issuable upon conversion of the 2021 Debentures
(other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination);
(b) any
consolidation or merger in which the Company is a party consolidating with another entity or merging with or into another entity other than a merger in which the Company is the continuing corporation and which does not result in any reclassification of, or change (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination) in, Outstanding shares of Common Stock; or
(c) any
sale or conveyance of all or substantially all of the property and assets of the
Company to any Person, then the Company, or such successor, purchasing or transferee corporation, as the case may be, shall, as a condition precedent to such reclassification, change, consolidation, merger, sale or conveyance, execute and deliver to the Trustee a supplemental indenture providing that the
Holder of each 2021 Debenture then Outstanding shall have the right to convert such 2021 Debenture into the kind and amount of shares of stock and other securities and property (including cash) receivable upon such reclassification, change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock deliverable upon conversion of such 2021 Debenture immediately prior to such reclassification, change, consolidation, merger, sale or conveyance. Such supplemental indenture shall provide for adjustments of the
Conversion Rate which shall be as nearly equivalent as may be practicable to the adjustments of the Conversion Rate provided for in this Article. If, in the case of any such consolidation, merger, sale or conveyance, the stock or other securities and property (including cash) receivable thereupon by a holder of
Common Stock include shares of stock or other securities and property of a
Person other than the successor, purchasing or transferee corporation, as the case may be, in such consolidation, merger, sale or conveyance, then such supplemental indenture shall also be executed by such other Person and shall contain such additional provisions to protect the interests of the Holders of the 2021 Debentures as the Board of Directors shall reasonably consider necessary by reason of the foregoing. The provisions of this Section 414 shall similarly apply to successive reclassifications, changes, consolidations, mergers, sales or conveyances.

      In the event the Company shall execute a supplemental indenture pursuant to this Section 414, the Company shall promptly file with the Trustee (x) an
Officers' Certificate briefly stating the reasons therefor, the kind or amount of shares of stock or other securities or property (including cash) receivable by Holders of the 2021 Debentures upon the conversion of their 2021 Debentures after any such reclassification, change, consolidation, merger, sale or conveyance, any adjustment to be made with respect thereto and that all conditions precedent have been complied with and (y) an Opinion of Counsel that all conditions precedent have been complied with, and shall promptly mail notice thereof to all Holders.

Section 415       TRUSTEE'S DISCLAIMER.

      The Trustee shall have no duty to determine when an adjustment under this
Article should be made, how it should be made or what such adjustment should be, but may accept as conclusive evidence of that fact or the correctness of any such adjustment, and shall be protected in relying upon, an Officers' Certificate including the Officers' Certificate with respect thereto which the Company is obligated to file with the Trustee pursuant to Section 412. The Trustee makes no representation as to the validity or value of any securities or assets issued upon conversion of 2021 Debentures, and the Trustee shall not be responsible for the Company's failure to comply with any provisions of this Article.

      The Trustee shall not be under any responsibility to determine the correctness of any provisions contained in any supplemental indenture executed pursuant to Section 414, but may accept as conclusive evidence of the correctness thereof, and shall be fully protected in relying upon, the Officers'
Certificate with respect thereto which the Company is obligated to file with the
Trustee pursuant to Section 414.

Section 416       VOLUNTARY INCREASE.

      The Company from time to time may increase the Conversion Rate by any amount for any period of time if the period is at least 20 days or such longer period as may be required by law and if the increase is irrevocable during the period.

                                  ARTICLE FIVE

              REDEMPTION OF DEBENTURES AT THE OPTION OF THE COMPANY

Section 501       GENERAL.

      Beginning on April 15, 2008, the Company may redeem the 2021 Debentures for cash at any time as a whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2021 Debentures to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date in accordance with Article 11 of the Indenture and Section 318 of this Supplemental Indenture.

                                  ARTICLE SIX

              REPURCHASE OF 2021 DEBENTURES AT OPTION OF THE HOLDER

Section 601       GENERAL.

      The Company shall be required to repurchase 2021 Debentures in accordance with this Article Six.

      2021 Debentures shall be purchased by the Company pursuant to the terms and conditions under the caption "Repurchase by the Company at the Option of the
Holder" in the 2021 Debentures on any April 15 occurring in the years
2005, 2008
and 2011 (each, a "Repurchase Date"), at the repurchase price specified therein
(each, a "Repurchase Price"), at the option of the Holder thereof, upon:

      (1) delivery to the Paying Agent, by the Holder of a written notice of purchase (a "Repurchase Notice") at any time from the opening of business on the date that is 20 Business Days prior to a Repurchase Date until the close of business on such Repurchase Date stating:


            (A) if Certificated Security has been issued, the certificate number of the 2021 Debenture which the Holder will deliver to be repurchased or if not, such information as may be required under appropriate DTC Procedures,

            (B) the portion of the principal amount of the 2021 Debenture which the Holder will deliver to be repurchased, which portion must be $ 1,000 or an integral multiple thereof,

            (C) that such 2021 Debenture shall be purchased as of the Repurchase
Date pursuant to the terms and conditions specified under the paragraph "Repurchase by the Company at the Option of the Holder" of the 2021 Debentures and in the Indenture as supplemented by this Supplemental Indenture,

            (D) in the event that the Company elects, pursuant to Section
602
hereof, to pay the Repurchase Price to be paid as of such Repurchase Date, in whole or in part, in Common Stock but such portion of the Repurchase Price shall ultimately be payable to such Holder entirely in cash because any of the conditions to payment of the Repurchase Price in Common Stock is not satisfied prior to the close of business on such Repurchase Date, as set forth in Section
603 hereof, whether such Holder elects (i) to withdraw such Repurchase Notice as to some or all of the 2021 Debentures to which such Repurchase Notice relates
(stating the principal amount and certificate numbers of the 2021 Debentures as to which such withdrawal shall relate), or (ii) to receive cash in respect of the entire Repurchase Price for all 2021 Debentures (or portions thereof) to which such Repurchase Price relates, and

      (2) delivery of such 2021 Debenture to the Paying Agent prior to, on or after the Repurchase Date (together with all necessary endorsements) at the offices of the Paying Agent, such delivery being a condition to receipt by the
Holder of the Repurchase Price therefor; PROVIDED, HOWEVER, that such Repurchase
Price shall be so paid pursuant to this Article only if the 2021 Debenture so delivered to the Paying Agent shall conform in all respects to the description thereof in the related Repurchase Notice.

      If a Holder, in such Holder's Repurchase Notice and in any written notice
of withdrawal delivered by such Holder pursuant to the terms of Section
609
hereof, fails to indicate such Holder's choice with respect to the election set forth in clause (D) of Section 601(1), such Holder shall be deemed to have elected to receive cash in respect of the Repurchase Price for all 2021 Debentures subject to the Repurchase Notice in the circumstances set forth in such clause (D).

      The Company shall purchase from the Holder thereof, pursuant to this
Article, a portion of a 2021 Debenture if the principal amount of such portion is $1,000 or an integral multiple of $1,000. Provisions of this Indenture that apply to the purchase of all of a 2021 Debenture also apply to the purchase of such portion of such 2021 Debenture.

      Any purchase by the Company contemplated pursuant to the provisions of this Article shall be consummated by the delivery of the consideration to be received by the Holder (if any) promptly following the later of the Repurchase
Date and the time of delivery of the 2021 Debenture.


      Notwithstanding anything herein to the contrary, any Holder delivering to the Paying Agent the Repurchase Notice contemplated by this Section 601 shall have the right to withdraw such Repurchase Notice at any time prior to the close of business on the Repurchase Date by delivery of a written notice of withdrawal to the Paying Agent in accordance with Section 609.

      The Paying Agent shall promptly notify the Company of the receipt by it of any Repurchase Notice or written notice of withdrawal thereof.

      The Company may, at its option, specify additional dates on which Holders will have the right to require it to repurchase 2021 Debentures upon written notice to the Trustee and the Holders. Such notice shall specify the additional dates upon which the Company shall be required to repurchase the 2021 Debentures at the option of the Holders and shall be delivered to the Trustee and the
Holders no less than 25 Business Days prior to the earliest repurchase date specified in such notice.

Section 602       THE COMPANY'S RIGHT TO ELECT MANNER OF PAYMENT OF
                  REPURCHASE PRICE.

      (a) The Repurchase Price of 2021 Debentures in respect of which a Repurchase Notice pursuant to Section 601 has been given, or a specified percentage thereof, will be paid by the Company, at the election of the Company, with cash or Common Stock or in any combination of cash and Common Stock, subject to the conditions set forth in Section 602 and 603 hereof. The Company shall designate, in the Company Notice delivered pursuant to Section 605 hereof,
whether the Company will purchase the 2021 Debentures for cash or Common
Stock,
or, if a combination thereof, the percentages of the Repurchase Price of
2021
Debentures in respect of which it will pay in cash and Common Stock;
provided,
however, that the Company will pay cash for fractional interests in
Common
Stock. For purposes of determining the existence of potential fractional interests, all 2021 Debentures subject to purchase by the Company held by a
Holder shall be considered together (no matter how many separate certificates
are to be presented). Each Holder whose 2021 Debentures are purchased pursuant
to this Article shall receive the same percentage of cash or Common Stock in
payment of the Repurchase Price for such 2021 Debentures, except (i) as provided
in Section 604 with regard to the payment of cash in lieu of fractional
Common
Stock and (ii) in the event that the Company is unable to purchase the
2021
Debentures of a Holder or Holders for Common Stock because any necessary qualifications or registrations of the Common Stock under applicable state securities laws cannot be obtained, the Company may purchase the 2021 Debentures of such Holder or Holders for cash. The Company may not change its election with respect to the consideration (or components or percentages of components thereof) to be paid once the Company has given its Company Notice to Holders except pursuant to this Section 602 or pursuant to Section 604 in the event of a failure to satisfy, prior to the close of business on the Repurchase Date, any condition to the payment of the Repurchase Price, in whole or in part, in Common
Stock.

      At least three Business Days before the Company Notice Date (as defined in
Section 604 of this Supplemental Indenture), the Company shall deliver an Officers' Certificate to the Trustee specifying:


      (i)   the manner of payment selected by the Company,

      (ii)  the information required by Section 605,

      (iii) if the Company elects to pay the Repurchase Price, or a specified percentage thereof, in Common Stock, that the conditions to such manner of payment set forth in Section 604 have been or will be complied with, and

      (iv) whether the Company desires the Trustee to give the Company Notice required by Section 605.

Section 603       PURCHASE WITH CASH.

      On each Repurchase Date, at the option of the Company, the
Repurchase
Price of 2021 Debentures in respect of which a Repurchase Notice pursuant to
Section 601 has been given, or a specified percentage thereof, may be paid by
the Company with cash equal to the aggregate Repurchase Price of such
2021
Debentures. If the Company elects to purchase 2021 Debentures with cash, the
Company Notice, as provided in Section 605, shall be sent to Holders (and to beneficial owners as required by applicable law) not less than 20 Business Days prior to such Purchase Date (the "Company Notice Date").

Section 604       PAYMENT BY ISSUANCE OF COMMON STOCK.

      On each Repurchase Date, at the option of the Company, the Repurchase
Price of 2021 Debentures in respect of which a Repurchase Notice pursuant to
Section 601 has been given, or a specified percentage thereof, may be paid by the Company by the issuance of a number of shares of Common Stock equal to the quotient obtained by dividing (i) the amount of cash to which the Holders would have been entitled had the Company elected to pay all or such specified percentage, as the case may be, of the Repurchase Price of such 2021 Debentures in cash by (ii) the Market Price of a share of Common Stock, subject to the next succeeding paragraph.

      The Company will not issue a fractional share of Common Stock in payment of the Repurchase Price. Instead the Company will pay cash for the current market value of the fractional share. The current market value of a fraction of a share of Common Stock shall be determined by multiplying the Market Price by such fraction and rounding the product to the nearest whole cent with one half cent being rounded upwards. It is understood that if a Holder elects to have more than one 2021 Debenture repurchased, the number of shares of Common Stock shall be based on the aggregate amount of 2021 Debentures to be repurchased.

      If the Company elects to purchase the 2021 Debentures by the issuance of
Common Stock, the Company Notice, as provided in Section 605, shall be sent to the Holders (and to beneficial owners as required by applicable law) not later than the Company Notice Date.

      The Company's right to exercise its election to purchase the 2021 Debentures pursuant to this Article through the issuance of Common Stock shall be conditioned upon:


      (i) the Company's not having given its Company Notice of an election to pay entirely in cash and its giving of timely Company Notice of election to purchase all or a specified percentage of the 2021 Debentures with Common Stock as provided herein;

      (ii) the listing of shares of Common Stock to be issued in respect of the payment of the Repurchase Price on the principal United States securities exchange on which the Common Stock is then listed or, if not so listed, the quotation of such shares on NASDAQ;

      (iii) the registration of the shares of Common Stock to be issued in respect of the payment of the Repurchase Price under the Securities Act or the
Exchange Act, in each case, if required for the initial issuance thereof;

      (iv) any necessary qualification or registration under applicable state securities laws or the availability of an exemption from such qualification and registration; and

      (v) the receipt by the Trustee of an Officers' Certificate and an Opinion of Counsel each stating that (A) the terms of the issuance of the Common
Stock are in conformity in all material respects with this Supplemental Indenture and (B) the Common Stock to be issued by the Company in payment of the
Repurchase Price in respect of 2021 Debentures have been duly authorized and, when issued and delivered pursuant to the terms of this Supplemental Indenture in payment of the Repurchase Price in respect of the 2021 Debentures, will be validly issued, fully paid and non-assessable and, to the best of such counsel's knowledge, free from preemptive rights, and, in the case of such Officer's
Certificate, stating that conditions (i), (ii) (iii) and (iv) above and the condition set forth in the second succeeding sentence have been satisfied and, in the case of such Opinion of Counsel, stating that conditions (ii) and
(iii)
above have been satisfied.

      Such Officers' Certificate shall also set forth the number of shares of
Common Stock to be issued for each $1,000 principal amount of 2021 Debentures and the Sale Price of a share of Common Stock on each trading day during the period commencing on the first trading day of the period during which the Market
Price is calculated and ending three Business Days prior to the applicable
Repurchase Date. The Company shall pay the Repurchase Price (or any portion thereof) in Common Stock only if the information necessary to calculate the
Market Price is published in THE WALL STREET JOURNAL or another daily newspaper of national circulation or is otherwise readily publicly available. If the foregoing conditions are not satisfied with respect to a Holder or Holders prior to the close of business on the Repurchase Date and the Company has elected to repurchase the 2021 Debentures pursuant to this Article through the issuance of
Common Stock, the Company shall pay, without further notice, the entire Repurchase Price of the 2021 Debentures of such Holder or Holders in cash.

      The "Market Price" means the average of the Sale Prices of the Common
Stock for the five Trading Day period ending on the third Business Day (if the third Business Day prior to the applicable Repurchase Date is a Trading Day, or if not, then on the last Trading Day prior to the third Business Day), prior to the applicable Repurchase Date appropriately adjusted to take into account the occurrence, during the period commencing on the first of such Trading Days during such five Trading Day period and ending on such Repurchase Date, of any event described in Section 409; subject, however, to the conditions set forth in
Sections 409(f) and 410.


      The "Sale Price" of the Common Stock on any date means the closing per share sale price (or, if no closing sale price is reported, the average of the bid and ask prices or, if more than one in either case, the average of the average bid and average ask prices) on such date as reported in the composite transactions for the principal United States securities exchange on which the
Common Stock is traded or, if the Common Stock is not listed on a United States national or regional securities exchange, as reported by the National Association of Securities Dealers Automated Quotation System or by the National
Quotation Bureau Incorporated.

Section 605       NOTICE OF ELECTION.

      The Company's notice of election to repurchase with cash or Common Stock or any combination thereof shall be sent to the Holders in the manner provided in Section 206 of the Indenture at the time specified in Section 603 or 604, as applicable (the "Company Notice"). Such Company Notice shall state the manner of payment elected and shall contain the following information:

      In the event the Company has elected to pay the Repurchase Price (or a specified percentage thereof) with Common Stock, the Company Notice shall:

      (1) state that each Holder will receive Common Stock with a Market Price equal to such specified percentage of the Repurchase Price of the 2021 Debentures held by such Holder (except any cash amount to be paid in lieu of fractional shares);

      (2) set forth the method of calculating the Market Price of the Common
Stock; and

      (3) state that because the Market Price of Common Stock will be determined prior to the Repurchase Date, Holders will bear the market risk with respect to the value of the Common Stock to be received from the date such Market Price is determined to the Repurchase Date.

      In any case, each Company Notice shall include a form of Repurchase Notice to be completed by a Holder and shall state:

      (A) the Repurchase Price, the Conversion Rate and, to the extent known at the time of such notice the amount of interest that will be accrued and payable with respect to the 2021 Debentures as of the Repurchase Date;

      (B) the name and address of the Paying Agent and the Conversion
Agent;

      (C) that 2021 Debentures as to which a Repurchase Notice has been given may be converted pursuant to Article Four hereof only if the applicable Repurchase Notice has been withdrawn in accordance with the terms of this Indenture;

      (D) that 2021 Debentures must be surrendered to the Paying Agent to collect payment of the Purchase Price;

      (E) that the Repurchase Price for any 2021 Debenture as to which a Repurchase Notice has been given and not withdrawn will be paid promptly following the later of the Repurchase Date and the time of surrender of such
2021 Debenture as described in (D);


      (F) the procedures the Holder must follow to exercise repurchase rights under this Article and a brief description of those rights;

      (G) briefly, the conversion rights of the 2021 Debentures; and

      (H) the procedures for withdrawing a Repurchase Notice (including, without limitation, for a conditional withdrawal pursuant to the terms of Section 601 or
609).

      If any of the 2021 Debentures is in the form of a Global Security, then the Company shall modify the Company Notice to the extent necessary to accord with the procedures of the Depositary applicable to the repurchase of Global
Securities.

      At the Company's request, the Trustee shall give such Company Notice in the Company's name and at the Company's expense; provided, however, that, in all cases, the text of such Company Notice shall be prepared by the Company.

      Upon determination of the actual number of shares of Common Stock to be issued for each $1,000 principal amount of 2021 Debentures, the Company will publish such determination at the Company's Web site on the World Wide Web or through such other public medium as the Company may use at that time.

Section 606       COVENANTS OF THE COMPANY.

      All Common Stock delivered upon purchase of the 2021 Debentures shall be newly issued shares or treasury shares, shall be duly authorized, validly issued, fully paid and nonassessable and shall be free from preemptive rights and free of any Lien or adverse claim.

Section 607       PROCEDURE UPON REPURCHASE.

      As soon as practicable after the Repurchase Date, the Company shall deliver to each Holder entitled to receive Common Stock through the Paying
Agent, a certificate for the number of full shares of Common Stock issuable in payment of the Repurchase Price and cash in lieu of any fractional shares of
Common Stock. The Person in whose name the certificate for Common Stock is registered shall be treated as a holder of record of Common Stock on the Business Day following the Repurchase Date. Subject to Section 604, no payment or adjustment will be made for dividends on the Common Stock the record date for which occurred on or prior to the Repurchase Date.

Section 608       TAXES.

      If a Holder of a 2021 Debenture is paid in Common Stock, the Company shall pay any documentary, stamp or similar issue or transfer tax due on such issue of
Common Stock. However, the Holder shall pay any such tax which is due because the Holder requests the Common Stock to be issued in a name other than the
Holder's name. The Paying Agent may refuse to deliver the certificates representing the shares of Common Stock being issued in a name other than the
Holder's name until the Paying Agent receives a sum sufficient to pay any tax which will be due because the shares of Common Stock are to be issued in a name other than the Holder's name.


Section 609       EFFECT OF REPURCHASE NOTICE.

      Upon receipt by the Paying Agent of the Repurchase Notice specified in
Section 605, the Holder of the 2021 Debenture in respect of which such Repurchase Notice was given shall (unless such Repurchase Notice is withdrawn as specified in the following two paragraphs) thereafter be entitled to receive
solely the Repurchase Price with respect to such 2021 Debenture. Such
Repurchase
Price shall be paid to such Holder, subject to receipt of funds and/or
Common
Stock by the Paying Agent, promptly following the later of (x) the
Repurchase
Date with respect to such 2021 Debenture (provided the conditions in
Section 601
have been satisfied) and (y) the time of delivery of such 2021 Debenture to the
Paying Agent by the Holder thereof in the manner required by Section 601.
2021
Debentures in respect of which a Repurchase Notice has been given by the Holder thereof may not be converted pursuant to Article Four hereof on or after the date of the delivery of such Repurchase Notice unless such Repurchase Notice has first been validly withdrawn as specified in the following two paragraphs.

      A Repurchase Notice may be withdrawn by means of a written notice of withdrawal delivered to the office of the Paying Agent in accordance with the
Repurchase Notice at any time prior to the close of business on the applicable
Repurchase Date specifying:

      (1) if Certificated Securities have been issued, the certificate number of the 2021 Debenture in respect of which such notice of withdrawal is being submitted, or if not, such information as may be required under appropriate procedures of the Depositary;

      (2) the principal amount of the 2021 Debenture with respect to which such notice of withdrawal is being submitted; and

      (3) the principal amount, if any, of such 2021 Debenture which remains subject to the original Repurchase Notice and which has been or will be delivered for purchase by the Company.

      A written notice of withdrawal of a Repurchase Notice may be in the form set forth in the preceding paragraph or may be in the form of (i) a conditional withdrawal contained in a Repurchase Notice pursuant to the terms of Section
601(1)(D) or (ii) a conditional withdrawal containing the information set forth in Section 601(l)(D) and the preceding paragraph and contained in a written notice of withdrawal delivered to the Paying Agent as set forth in the preceding paragraph.

      There shall be no purchase of any 2021 Debentures pursuant to this
Article
(other than through the issuance of Common Stock in payment of the
Repurchase
Price, including cash in lieu of fractional shares) if there has occurred
(prior
to, on or after, as the case may be, the giving, by the Holders of such
2021
Debentures, of the required Repurchase Notice) and is continuing an Event of
Default (other than a default in the payment of the Repurchase Price with respect to such 2021 Debentures). The Paying Agent will promptly return to the respective Holders thereof any 2021 Debentures (x) with respect to which a
Repurchase Notice has been withdrawn in compliance with this Indenture, or (y) held by it during the continuance of an Event of Default (other than a default in the payment of the Repurchase Price with respect to such 2021 Debentures) in which case, upon such return, the Repurchase Notice with respect thereto shall be deemed to have been withdrawn.

Section 610       DEPOSIT OF REPURCHASE PRICE.

      Prior to 11:00 a.m. (New York City time) on the Business Day following the
Repurchase Date, the Company shall deposit with the Trustee or with the Paying
Agent an amount of money (in immediately available funds if deposited on such
Business Day) and/or Common Stock, if permitted hereunder, sufficient to pay the aggregate Repurchase Price of all of the 2021 Debentures or portions thereof which are to be purchased as of the Repurchase Date. The manner in which the deposit required by this Section 610 is made by the Company shall be at the option of the Company, provided, however, that such deposit shall be made in a manner such that the Trustee or a Paying Agent shall have immediately available funds on the Repurchase Date.

      If a Paying Agent holds, in accordance with the terms hereof, money and/or
Common Stock sufficient to pay the Repurchase Price of any 2021 Debenture for which a Repurchase Notice has been tendered and not withdrawn in accordance with this Indenture then, immediately after Repurchase Date, such 2021
Debenture will
cease to be Outstanding and the rights of the Holder in respect thereof shall terminate (other than the right to receive the Repurchase Price as aforesaid).

Section 611       SECURITIES REPURCHASED IN PART.

      Any 2021 Debenture which is to be purchased only in part shall be surrendered at the office of the Paying Agent (with, if the Company or the
Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company or the Trustee duly executed by, the Holder thereof or such Holder's attorney duly authorized in writing) and the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such 2021 Debenture, without service charge except for any taxes to be paid by the Holder in the event a 2021 Debenture is registered under a new name, a new
2021 Debenture or 2021 Debentures, of any authorized denomination as requested by such Holder in aggregate principal amount equal to, and in exchange for, the portion of the principal amount of the 2021 Debenture so surrendered which is not purchased.

Section 612       COMPLIANCE WITH SECURITIES LAWS UPON PURCHASE OF
                  SECURITIES.

      In connection with any offer to purchase or purchase of 2021 Debentures under this Article (provided that such offer or purchase constitutes an "issuer tender offer" for purposes of Rule 13e-4 (which term, as used herein, includes any successor provision thereto) under the Exchange Act at the time of such offer or purchase), the Company shall (i) comply with Rule 13e-4 under the
Exchange Act, (ii) file the related Schedule TO (or any successor schedule, form or report), if required, under the Exchange Act, and (iii) otherwise comply with all applicable Federal and state securities laws so as to permit the rights and obligations under Article Six to be exercised in the time and in the manner specified in this Article.


Section 613       REPAYMENT TO THE COMPANY.

      The Trustee and the Paying Agent shall return to the Company any cash or
Common Stock that remain unclaimed for two years, subject to applicable unclaimed property law, together with interest or dividends, if any, thereon held by them for the payment of the Repurchase Price, PROVIDED, HOWEVER, that to the extent that the aggregate amount of cash or Common Stock deposited by the
Company pursuant to Section 610 exceeds the aggregate Repurchase Price of the
2021 Debentures or portions thereof which the Company is obligated to purchase as of the Repurchase Date, then promptly after the Business Day following the
Repurchase Date, the Trustee shall return any such excess to the Company together with interest or dividends, if any, thereon. Thereafter, any Holder entitled to payment must look to the Company for payment as general creditors, unless an applicable abandoned property law designates another Person.

Section 614       CONVERSION ARRANGEMENT ON REPURCHASE.

      Any 2021 Debentures required to be repurchased under this Article, unless surrendered for conversion before the close of business on the Repurchase Date, may be deemed to be purchased from the Holders of such 2021 Debentures for an amount in cash not less than the Repurchase Price, by one or more investment bankers or other purchasers who may agree with the Company to purchase such 2021
Debentures from the Holders, to convert them into Common Stock of the Company and to make payment for such 2021 Debentures to the Trustee in trust for such
Holders.

                                 ARTICLE SEVEN

                    PURCHASE OF 2021 DEBENTURES AT OPTION OF
                        THE HOLDER UPON CHANGE IN CONTROL

Section 701       RIGHT TO REQUIRE REPURCHASE.

      (a) If at any time on or before April 15, 2008 that 2021 Debentures remain
Outstanding there shall occur a Change in Control, 2021 Debentures shall be
purchased by the Company in integral multiples of $1,000 principal amount at the
option of the Holders thereof as of the date that is 35 Business Days after the
occurrence of the Change in Control (the "Change in Control Purchase
Date")
subject to satisfaction by or on behalf of any Holder of the requirements set
forth in subsection (c) of this Section 701. The purchase price of such
2021
Debentures (the "Change in Control Purchase Price") shall be equal to
100% of
the principal amount of the 2001 Debentures to be purchased plus accrued and unpaid interest to, but excluding, the Change in Control Purchase Date.

      A "Change in Control" shall be deemed to have occurred at such time after the date hereof as (a) any Person or any Persons acting together in a manner which would constitute a "group" for purposes of Section 13(d) of the Exchange
Act, or any successor provision thereto, together with any Affiliates thereof
(but in each case excluding Subsidiaries, any employee benefit plans of the
Company or its Subsidiaries or any Permitted Holders), after the first issuance of 2021 Debentures files a Schedule TO or a Schedule 13D (or any successors to those forms) stating that it or they has or have become and actually is or are Beneficial Owners, directly or indirectly, of Capital Stock of the Company, entitling such Person or Persons and its or their Affiliates to exercise more than 50% of the total voting power of all classes of the Company's Capital Stock entitled to vote generally in the election of the Company's directors or
(b) any
of the Permitted Holders, after the first issuance of 2021 Debentures, file a
Schedule TO or a Schedule 13D (or any successors to those forms) stating that they have become and actually are Beneficial Owners of the Company's Capital
Stock representing more than 80%, in the aggregate, of the voting power entitled to vote generally in the election of the Company's directors or (c) the Company shall consolidate with or merge into any other Person (other than a Subsidiary), or any other Person (other than a Subsidiary) shall consolidate with or merge into the Company, or the Company shall sell, convey, transfer or lease its properties and assets substantially as an entirety to any Person other than a
Subsidiary, and, in the case of any such transaction the outstanding
Common
Stock is reclassified into, exchanged for or converted into the right to receive any other property or security, unless the stockholders of the Company immediately before such transaction, own, directly or indirectly, immediately following such transaction, at least a majority of the combined voting power of the outstanding voting securities of the Person resulting from such transaction or the Person acquiring such properties and assets, entitled to vote generally on the election of such resulting or acquiring Person's directors, in substantially the same proportion as their ownership of the Common Stock immediately before such transaction, PROVIDED, HOWEVER, that a Change in Control shall not be deemed to have occurred upon the completion of a merger, consolidation or other transaction effected with any Affiliates of the Company for the purpose of (x) changing the Company's jurisdiction of organization, or
(y) effecting a corporate reorganization of the Company, including, without limitation, the implementation of a holding company structure.

      The term "Beneficial Owner" shall be determined in accordance with Rules
13d-3 and 13d-5 promulgated by the Securities and Exchange Commission under the
Exchange Act or any successor provision thereto, except that a Person shall be deemed to have "beneficial ownership" of all shares that such Person has the right to acquire, whether such right is exercisable immediately or only after the passage of time.

      The term "Permitted Holder" shall mean each of Marilyn B. Arison,
Micky
Meir Arison, Shari Arison, Michael Arison or their spouses, children or lineal descendants of Marilyn B. Arison, Micky Meir Arison, Shari Arison, Michael
Arison or their spouses, any trust established for the benefit of any Arison family member mentioned in this paragraph, or any "person" (as such term is used in Section 13(d) or 14(d) of the Exchange Act), directly or indirectly, controlling, controlled by or under common control with any Arison family member mentioned in this paragraph or any trust established for the benefit of any such
Arison family member or any charitable trust or non-profit entity established by a Permitted Holder.

      (b) Within 15 Business Days after the occurrence of a Change in Control, the Company shall mail a written notice of the Change in Control to the Trustee and to each Holder. The notice shall include the form of a Change in Control
Purchase Notice to be completed by the Holder and shall state:

                  (1) the date of such Change in Control and, briefly, the
            events causing such Change in Control;


                  (2) the date by which the Change in Control Purchase
Notice
            pursuant to this Section 701 must be given;

                  (3) the Change in Control Purchase Date;

                  (4) the Change in Control Purchase Price that will be accrued and payable with respect to the 2021 Debentures as of the Change in
            Control Purchase Date;

                  (5) briefly, the conversion rights of the 2021
Debentures;

                  (6) the name and address of each Paying Agent and Conversion
            Agent;

                  (7) the Conversion Rate and any adjustments thereto;

                  (8) that 2021 Debentures as to which a Change in Control
            Purchase Notice has been given may be converted into Common
Stock
            pursuant to Article Four only to the extent that the Change in
            Control Purchase Notice has been withdrawn in accordance with the terms of this Indenture;

                  (9) the procedures that the Holder must follow to exercise rights under this Section 701;

                  (10) the procedures for withdrawing a Change in Control
            Purchase Notice, including a form of notice of withdrawal;
and

                  (11) that the Holder must satisfy the requirements set forth in the 2021 Debentures in order to convert the 2021
Debentures.

      If any of the 2021 Debentures is in the form of a Global Security, then the Company shall modify such notice to the extent necessary to accord with the procedures of the Depositary applicable to the repurchase of Global Securities.

      (c) A Holder may exercise its rights specified in subsection (a) of this
Section 701 upon delivery of a written notice (which shall be in substantially the form included as an attachment to the 2021 Debentures and which may be delivered by letter, overnight courier, hand delivery, facsimile transmission or in any other written form and, in the case of Global Securities, may be delivered electronically or by other means in accordance with the Depositary's customary procedures) of the exercise of such rights (a "Change in Control
Purchase Notice") to any Paying Agent at any time prior to the close of business on the Business Day next preceding the Change in Control Purchase Date.

      The delivery of such 2021 Debenture to any Paying Agent (together with all necessary endorsements) at the office of such Paying Agent shall be a condition to the receipt by the Holder of the Change in Control Purchase Price.


      The Company shall purchase from the Holder thereof, pursuant to this
Section 701, a portion of a 2021 Debenture if the principal amount of such portion is $1,000 or an integral multiple of $1,000. Provisions of this Indenture that apply to the purchase of all of a 2021 Debenture pursuant to
Sections 701 through 706 also apply to the purchase of such portion of such 2021
Debenture.

      Any purchase by the Company contemplated pursuant to the provisions of this Section 701 shall be consummated by the delivery of the consideration to be received by the Holder promptly following the later of the Change in Control
Purchase Date and the time of delivery of the 2021 Debenture to the Paying Agent in accordance with this Section 701.

      Notwithstanding anything herein to the contrary, any Holder delivering to
a Paying Agent the Change in Control Purchase Notice contemplated by this subsection (c) shall have the right to withdraw such Change in Control Purchase
Notice in whole or as to a portion thereof that is a principal amount of
$1,000
or an integral multiple thereof at any time prior to the close of business on the Business Day next preceding the Change in Control Purchase Date by delivery of a written notice of withdrawal to the Paying Agent in accordance with Section
702.

      A Paying Agent shall promptly notify the Company of the receipt by it of any Change in Control Purchase Notice or written withdrawal thereof.

      Anything herein to the contrary notwithstanding, in the case of Global
Securities, any Change in Control Purchase Notice may be delivered or withdrawn and such 2021 Debentures may be surrendered or delivered for purchase in accordance with the applicable procedures of the Depositary as in effect from time to time.

Section 702       EFFECT OF CHANGE IN CONTROL PURCHASE NOTICE.

      Upon receipt by any Paying Agent of the Change in Control Purchase Notice specified in Section 701(c), the Holder of the 2021 Debenture in respect of which such Change in Control Purchase Notice was given shall (unless such Change in Control Purchase Notice is withdrawn as specified below) thereafter be entitled to receive the Change in Control Purchase Price with respect to such
2021 Debenture. Such Change in Control Purchase Price shall be paid to such
Holder promptly following the later of (a) the Change in Control Purchase Date with respect to such 2021 Debenture (provided the conditions in Section 701(c)
have been satisfied) and (b) the time of delivery of such 2021 Debenture to a
Paying Agent by the Holder thereof in the manner required by Section
701(c).
2021 Debentures in respect of which a Change in Control Purchase Notice has been given by the Holder thereof may not be converted into Common Stock on or after the date of the delivery of such Change in Control Purchase Notice unless such
Change in Control Purchase Notice has first been validly withdrawn as specified in the following paragraph.

      A Change in Control Purchase Notice may be withdrawn by means of a written notice of withdrawal delivered to the office of the Paying Agent in accordance with the Change in Control Purchase Notice at any time prior to the close of business on the applicable Change in Control Purchase Date specifying:


      (1) if a Certificated Security has been issued, the certificate number of the 2021 Debentures in respect of which such notice of withdrawal is being submitted, or if not, such information as required by the Depositary;

      (2) the principal amount, in integral multiples of $1,000, of the
2021
Debentures with respect to which such notice of withdrawal is being submitted;
and

      (3) the principal amount, if any, of such 2021 Debentures which remain subject to the original Change in Control Purchase Notice and which has been or will be delivered for purchase by the Company.

      There shall be no purchase of any 2021 Debentures pursuant to this Article if there has occurred (prior to, on or after, as the case may be, the giving, by the Holders of such 2021 Debentures, of the required Change in Control Purchase
Notice) and is continuing an Event of Default (other than a default in the payment of the Change in Control Purchase Price with respect to such 2021 Debentures). The Paying Agent will promptly return to the respective Holders thereof any 2021 Debentures (x) with respect to which a Change in Control Purchase Notice has been withdrawn in compliance with this Indenture, or
(y)
held by it during the continuance of an Event of Default (other than a default in the payment of the Change in Control Purchase Price with respect to such 2021
Debentures) in which case, upon such return, the Change in Control
Purchase
Notice with respect thereto shall be deemed to have been withdrawn.

Section 703       DEPOSIT OF CHANGE IN CONTROL PURCHASE PRICE.

      On or before 11:00 a.m. New York City time on the Change in Control Purchase Date, the Company shall deposit with the Trustee or with a Paying Agent
(other than the Company or an Affiliate of the Company) an amount of money (in immediately available funds if deposited on such Business Day) sufficient to pay the aggregate Change in Control Purchase Price of all the 2021 Debentures or portions thereof that are to be purchased as of such Change in Control Purchase
Date. The manner in which the deposit required by this Section 703 is made by the Company shall be at the option of the Company, PROVIDED, HOWEVER, that such deposit shall be made in a manner such that the Trustee or a Paying Agent shall have immediately available funds on the Change in Control Purchase Date.

      If a Paying Agent holds, in accordance with the terms hereof, money sufficient to pay the Change in Control Purchase Price of any 2021 Debenture for
which a Change in Control Purchase Notice has been tendered and not withdrawn in
accordance with this Indenture then, on the Change in Control Purchase
Date,
such 2021 Debenture will cease to be Outstanding and the rights of the
Holder in
respect thereof shall terminate (other than the right to receive the interest
thereon). The Company shall publicly announce the principal amount of
2021
Debentures purchased as a result of such Change in Control on or as soon as practicable after the Change in Control Purchase Date.

Section 704       SECURITIES PURCHASED IN PART.

      Any 2021 Debenture that is to be purchased only in part shall be surrendered at the office of a Paying Agent and promptly after the Change in
Control Purchase Date the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such 2021 Debenture,


without service charge (other than amounts to be paid in respect of applicable transfer taxes), a new 2021 Debenture or 2021 Debentures, of such authorized denomination or denominations in integral multiples of $1,000 as may be requested by such Holder, in aggregate principal amount equal to, and in exchange for, the portion of the principal amount of the 2021 Debenture so surrendered that is not purchased.

Section 705       COMPLIANCE WITH SECURITIES LAWS UPON PURCHASE OF
                  SECURITIES.

      In connection with any offer to purchase or purchase of 2021 Debentures under this Article (provided that such offer or purchase constitutes an "issuer tender offer" for purposes of Rule 13e-4 (which term, as used herein, includes any successor provision thereto) under the Exchange Act at the time of such offer or purchase), the Company shall (i) comply with Rule 13e-4 under the
Exchange Act, (ii) file the related Schedule TO (or any successor schedule, form or report), if required, under the Exchange Act, and (iii) otherwise comply with all applicable Federal and state securities laws so as to permit the rights and obligations under this Article to be exercised in the time and in the manner specified in this Article.

Section 706       REPAYMENT TO THE COMPANY.

      The Trustee and the Paying Agent shall return to the Company any cash or
Common Stock that remains unclaimed for two years, subject to applicable unclaimed property law, together with interest or dividends, if any, thereon held by them for the payment of the Change in Control Purchase Price; PROVIDED,
HOWEVER, that to the extent that the aggregate amount of cash or Common Stock deposited by the Company pursuant to Section 703 exceeds the aggregate Change in
Control Purchase Price of the 2021 Debentures or portions thereof which the
Company is obligated to purchase as of the Change in Control Purchase Date, then on the Business Day following the Repurchase Date, the Trustee shall return any such excess to the Company together with interest or dividends, if any, thereon.
Thereafter, any Holder entitled to payment must look to the Company for payment as general creditors, unless an applicable abandoned property law designates another Person.

                                 ARTICLE EIGHT

                            MISCELLANEOUS PROVISIONS

Section 801       INTEGRAL PART.

      This Supplemental Indenture constitutes an integral part of the Indenture with respect to the 2021 Debentures only.

Section 802       GENERAL DEFINITIONS.

      For all purposes of this Supplemental Indenture:

            (a) capitalized terms used herein without definition shall have the meanings specified in the Indenture; and


            (b) the terms "herein", "hereof', "hereunder" and other words of similar import refer to this Supplemental Indenture.

Section 803       ADOPTION, RATIFICATION AND CONFIRMATION.

      The Indenture, as supplemented and amended by this Supplemental Indenture, is in all respects hereby adopted, ratified and confirmed, and this Supplemental
Indenture shall be deemed part of the Indenture in the manner and to the extent herein and therein provided. The provisions of this Supplemental Indenture shall, subject to the terms hereof, supersede the provisions of the Indenture to the extent the Indenture is inconsistent herewith.

Section 804       COUNTERPARTS.

      This Supplemental Indenture may be executed in any number of counterparts, each of which when so executed shall be deemed an original; and all such counterparts shall together constitute but one and the same instrument.

Section 805       GOVERNING LAW.

      THIS SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO THE CONFLICTS OF LAW RULES OF SAID STATE.

Section 806       CONFLICT OF ANY PROVISION OF INDENTURE WITH TRUST
INDENTURE
                  ACT OF 1939.

      If and to the extent that any provision of this Supplemental Indenture limits, qualifies or conflicts with a provision required under the terms of the
Trust Indenture Act of 1939, as amended, such Trust Indenture Act provision shall control.

Section 807       EFFECT OF HEADINGS.

      The Article and Section headings herein are for convenience only and shall not affect the construction hereof.

Section 808       SEVERABILITY OF PROVISIONS.

      In case any provision in this Supplemental Indenture or in the 2021 Debentures shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

Section 809       SUCCESSORS AND ASSIGNS.

      All covenants and agreements in this Supplemental Indenture by the parties hereto shall bind their respective successors and assigns and inure to the benefit of their respective successors and assigns, whether so expressed or not.


Section 810       BENEFIT OF SUPPLEMENTAL INDENTURE.

      Nothing in this Supplemental Indenture, express or implied, shall give to any Person, other than the parties hereto, any Security Registrar, any Paying
Agent, any Conversion Agent and their successors hereunder, and the Holders of the 2021 Debentures, any benefit or any legal or equitable right, remedy or claim under this Supplemental Indenture.

Section 811       ACCEPTANCE BY TRUSTEE.

      The Trustee accepts the amendments to the Indenture effected by this
Supplemental Indenture and agrees to execute the trusts created by the Indenture as hereby amended, but only upon the terms and conditions set forth in this
Supplemental Indenture and the Indenture. Without limiting the generality of the foregoing, the Trustee assumes no responsibility for the correctness of the recitals contained herein, which shall be taken as the statements of the Company and except as provided in the Indenture the Trustee shall not be responsible or accountable in any way whatsoever for or with respect to the validity or execution or sufficiency of this Supplemental Indenture and the Trustee makes no representation with respect thereto.



      IN WITNESS WHEREOF, the parties hereto have caused this Supplemental
Indenture to be duly executed and attested as of the day and year first written above.

                                    CARNIVAL CORPORATION


                                    By:/s/ Arnoldo Perez
                                        ---------------------------------
-----







                                    U.S. BANK TRUST NATIONAL ASSOCIATION


                                    By:/s/ Lori-Anne Rosenberg
                                        ---------------------------------
-----








ANNEX A



                                 GLOBAL SECURITY

                           [FORM OF FACE OF SECURITY]

      [UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED
REPRESENTATIVE OF
THE DEPOSITORY TRUST COMPANY TO THE COMPANY OR ITS AGENT FOR REGISTRATION
OF
TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED
IN THE
NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (AND ANY PAYMENT HEREON IS MADE
TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY), ANY TRANSFER, PLEDGE OR OTHER
USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE
THE
REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

      THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE
INDENTURE
HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR
A
NOMINEE THEREOF. THIS SECURITY IS EXCHANGEABLE FOR SECURITIES REGISTERED
IN THE
NAME OF A PERSON OTHER THAN THE DEPOSITARY OR ITS NOMINEE ONLY IN THE
LIMITED
CIRCUMSTANCES DESCRIBED IN THE INDENTURE AND, UNLESS AND UNTIL IT IS
EXCHANGED
IN WHOLE OR IN PART FOR SECURITIES IN DEFINITIVE FORM, THIS SECURITY MAY
NOT BE
TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE
DEPOSITARY
OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF
THE
DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR
DEPOSITARY OR
A NOMINEE OF SUCH SUCCESSOR DEPOSITARY.](1)

      THIS SECURITY AND THE SHARES OF COMMON STOCK ISSUABLE UPON
CONVERSION OF
THIS SECURITY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933,
AS
AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS. NEITHER
THIS
SECURITY, THE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF THIS
SECURITY
NOR ANY INTEREST OR PARTICIPATION HEREIN OR THEREIN MAY BE REOFFERED,
SOLD ,
ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN
THE
ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM,
OR NOT
SUBJECT TO, REGISTRATION. EACH PURCHASER OF THIS SECURITY IS HEREBY
NOTIFIED
THAT THE SELLER OF THIS SECURITY MAY BE RELYING ON THE EXEMPTION FROM THE PROVISIONS OF SECTION 5 OF THE SECURITIES ACT PROVIDED BY RULE 144A ("RULE
144A") THEREUNDER.
----------
(1) These paragraphs should be included only if the Security is a Global
      Security.


      THE HOLDER OF THIS SECURITY, BY ITS ACCEPTANCE HEREOF, AGREES TO
OFFER,
SELL OR OTHERWISE TRANSFER SUCH SECURITY PRIOR TO THE DATE (THE "RESALE RESTRICTION TERMINATION DATE") ON WHICH THIS SECURITY IS SALEABLE PURSUANT TO
RULE 144(K) UNDER THE SECURITIES ACT ONLY (A) TO CARNIVAL CORPORATION
(THE
"COMPANY", OR THE "ISSUER") OR ANY SUBSIDIARY THEREOF, (B) FOR SO LONG AS
THE
SECURITIES ARE ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON IT REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A
UNDER THE SECURITIES ACT THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE
ACCOUNT
OF A QUALIFIED INSTITUTIONAL BUYER TO WHICH NOTICE IS GIVEN THAT THE
TRANSFER IS
BEING MADE IN RELIANCE ON RULE 144A, (C) TO AN INSTITUTIONAL "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (A)(1), (2), (3) OR (7) OF RULE 501
UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN
ACCOUNT, OR
FOR THE ACCOUNT OF SUCH AN INSTITUTIONAL "ACCREDITED INVESTOR," FOR
INVESTMENT
PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH,
ANY
DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, (D) PURSUANT TO A
REGISTRATION
STATEMENT WHICH HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, OR
(E)
PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE REGISTRATION
REQUIREMENTS OF
THE SECURITIES ACT, SUBJECT TO THE COMPANY'S AND THE TRUSTEE'S RIGHT
PRIOR TO
ANY SUCH OFFER, SALE OR TRANSFER PURSUANT TO CLAUSE (C) OR (E) TO REQUIRE
THE
DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM, AND IN EACH OF THE FOREGOING CASES, A CERTIFICATE
OF TRANSFER IN THE FORM APPEARING ON THE OTHER SIDE OF THIS SECURITY IS COMPLETED AND DELIVERED BY THE TRANSFEROR TO THE TRUSTEE AND IN EACH CASE IN
ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES, AND THE HOLDER WILL, AND EACH SUBSEQUENT HOLDER IS REQUIRED TO, NOTIFY
ANY PURCHASER OF THIS DEBENTURE FROM IT OF THE RESALE RESTRICTIONS
REFERRED TO
ABOVE. THIS LEGEND WILL BE REMOVED UPON THE REQUEST OF THE HOLDER AFTER
THE
RESALE RESTRICTION TERMINATION DATE.(2)

      THIS SECURITY IS SUBJECT TO LIMITATIONS ON OWNERSHIP CONTAINED IN
THE
INDENTURE, IN ORDER TO PERMIT THE COMPANY TO RETAIN ITS STATUS AS A
PUBLICLY
TRADED CORPORATION UNDER PROPOSED TREASURY REGULATIONS UNDER SECTION 883
OF THE
INTERNAL REVENUE CODE OF 1986, AS AMENDED.

----------
(2) [These paragraphs to be included only if the Security is a Transfer Restricted Security.]


                           [FORM OF FACE OF SECURITY]

                              CARNIVAL CORPORATION

                    2% CONVERTIBLE SENIOR DEBENTURES DUE 2021


Issue Date: April 25, 2001                       Principal Amount:
$____________

                                                 CUSIP:
________________________
Registered: No. R-




      Carnival Corporation, a corporation organized and existing under the laws of the Republic of Panama (herein called the "Company", which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to Cede & Co., or registered assigns, the principal sum of ___________________________ DOLLARS ($___________) on
April 15,
2021, [or such greater or lesser amount as is indicated in the Schedule of
Exchanges of Securities on the other side of this 2021 Debenture](3) and to pay interest thereon from April 25, 2001 or from the most recent date to which interest has been paid or duly provided for, semiannually on April 15 and October 15 in each year (each, an "Interest Payment Date"), commencing October
15, 2001, at the rate of 2% per annum, until the principal hereof is paid or duly made available for payment. Interest on this 2021 Debenture shall be calculated on the basis of a 360-day year consisting of twelve 30-day months.
The interest so payable and punctually paid or duly provided for on any Interest
Payment Date will, as provided in such Indenture, be paid to the Person in whose name this 2021 Debenture (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the April 1 or October 1 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any interest which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date shall forthwith cease to be payable to the registered Holder hereof on the relevant Regular Record Date by virtue of having been such Holder, and may be paid to the Person in whose name this 2021 Debenture (or one or more
Predecessor Securities) is registered at the close of business on a Special
Record Date for the payment of such Defaulted Interest to be fixed by the Company, notice whereof shall be given to the Holders of 2021 Debentures not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the 2021 Debentures may be listed, and upon such notice as may be required by such exchange, all as more fully provided in such
Indenture. This 2021 Debenture is convertible as specified on the other side on this 2021 Debenture.

      Payment of the principal of and interest, if any, on this 2021 Debenture will be made at the office or agency of the Company maintained for that purpose in The City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender

----------
(3)   [To be included only if the Security is a Global Security.]


for payment of public and private debts; PROVIDED, HOWEVER, that at the option of the Company, payment of interest, if any, may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the
Security Register.

      Reference is hereby made to the further provisions of this 2021 Debenture set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

      Unless the certificate of authentication hereon has been executed by the
Trustee referred to on the reverse hereof by manual signature, this 2021 Debenture shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.



      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed.

Dated:________________________

                                    CARNIVAL CORPORATION


                                    By:

                                        ---------------------------------
-----
                                        Name:

                                              ---------------------------
-----
                                        Title:

                                                 ------------------------
-----


-----------------------------
Corporate Secretary




                                      A-5


                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION

      This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

                                    U.S. BANK TRUST NATIONAL ASSOCIATION,
as
                                    Trustee



____________________________________________
                                    Authorized Signature


Date of Authentication:_______________




                       [FORM OF REVERSE SIDE OF SECURITY]

                              CARNIVAL CORPORATION

                    2% CONVERTIBLE SENIOR DEBENTURE DUE 2021

      This Security is one of a duly authorized issue of senior securities of the Company (herein called the "Securities"), issued and to be issued in one or more series under an Indenture, dated as of April 25, 2001, as amended by the
Supplemental Indenture thereto, dated as of April 25, 2001 (as so amended, herein called the "Indenture"), between the Company and U.S. Bank Trust National
Association, as Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Securities and of the terms upon which the
Securities are, and are to be, authenticated and delivered. This Security is one of the series designated on the face hereof (herein called the "2021 Debentures"), limited in aggregate principal amount to $600,000,000 created pursuant to the Indenture as supplemented by the Supplemental Indenture. Capitalized terms used and not otherwise defined in this 2021 Debenture are used as defined in the Indenture.

      The 2021 Debentures are general unsecured and unsubordinated obligations of the Company. The Indenture does not limit other indebtedness of the Company, secured or unsecured.

INTEREST ON OVERDUE AMOUNTS

      If the principal amount hereof or any portion of such principal amount is not paid when due (whether upon acceleration pursuant to Section 5.2 of the
Indenture, upon the date set for payment of the Redemption Price as described under "Optional Redemption", upon the date set for payment of the Change in
Control Purchase Price pursuant to "Purchase of 2021 Debentures at Option of
Holder Upon a Change in Control", upon the date set for payment of the Repurchase Price under "Repurchase by the Company at the Option of the Holder" or upon the Stated Maturity of this 2021 Debenture) or if interest due hereon, if any (or any portion of such interest), is not paid when due, then in each such case the overdue amount shall, to the extent permitted by law, bear interest at the rate of 2% per annum, compounded semiannually, which interest shall accrue from the date such overdue amount was originally due to the date payment of such amount, including interest thereon, has been made or duly provided for. All such interest shall be payable as set forth in the Indenture.

METHOD OF PAYMENT

      Payments in respect of principal of and interest, if any, on the
2021
Debentures shall be made by the Company in immediately available funds.

PAYING AGENT, CONVERSION AGENT AND SECURITY REGISTRAR.

      Initially, the Trustee will act as Paying Agent, Conversion Agent and
Security Registrar. The Company may appoint and change any Paying Agent, Conversion Agent, Security Registrar or co-registrar without notice, other than notice to the Trustee, except that the Company will maintain at least one Paying
Agent in the State of New York, City of New York, Borough of


Manhattan, which shall initially be an office or agency of the Trustee.
The
Company or any of its Subsidiaries or any of their Affiliates may act as Paying
Agent, Conversion Agent, Security Registrar or co-registrar.

OPTIONAL REDEMPTION

      No sinking fund is provided for the 2021 Debentures. At any time on or after April 15, 2008, the 2021 Debentures are redeemable as a whole at any time, or in part from time to time, at the option of the Company in accordance with the Indenture at a redemption price (the "Redemption Price") equal to 100% of the principal amount of the Debentures to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date.

      If the Company redeems less than all of the outstanding 2021 Debentures, the Trustee will select the 2021 Debentures to be redeemed (i) by lot;
(ii) pro
rata; or (iii) by another method the Trustee considers fair and appropriate. If the Trustee selects a portion of a Holder's 2021 Debentures for partial redemption and the Holder converts a portion of the same 2021 Debentures, the converted portion shall be deemed to be from the portion selected for redemption.

NOTICE OF REDEMPTION

      Notice of optional redemption by the Company will be mailed by first-class
mail at least 30 days but not more than 60 days before the Redemption
Date to
each Holder of 2021 Debentures to be redeemed at its registered address.
2021
Debentures in denominations larger than $1,000 principal amount may be redeemed in part, but only in whole multiples of $1,000. On and after the Redemption
Date, subject to the deposit with the Paying Agent of funds sufficient to pay the Redemption Price for such 2021 Debentures, all interest shall cease to accrue on such 2021 Debentures or portions thereof called for redemption in such notice.

PURCHASE OF 2021 DEBENTURES AT OPTION OF HOLDER UPON A CHANGE IN CONTROL

      At the option of the Holder and subject to the terms and conditions of the
Indenture, the Company shall purchase all or any part specified by the
Holder in
such Holder's Change in Control Purchase Notice (so long as the principal amount
of such part is $1,000 or an integral multiple of $1,000 in excess thereof) of
the 2021 Debentures held by such Holder on the date that is 35 Business
Days
after the occurrence of a Change in Control, at a purchase price (the
"Change in
Control Purchase Price") equal to the 100% of the principal amount of the
2021
Debentures to be purchased plus accrued and unpaid interest to, but excluding, the Change in Control Purchase Date.

      The Holder shall have the right to withdraw any Change in Control
Purchase
Notice (in whole or in a portion thereof that is $1,000 principal amount or an integral multiple of $1,000 in excess thereof) at any time prior to the close of business on the Business Day prior to the Change in Control Purchase Date by delivering a written notice of withdrawal to the Paying Agent in accordance with the terms of the Indenture.

      If cash sufficient to pay the Change in Control Purchase Price of all 2021
Debentures or portions thereof to be purchased as of the Change in Control
Purchase Date, is deposited with the Paying Agent on the Business Day following the Change in Control Purchase Date, all interest shall cease to accrue on such
2021 Debentures (or portions thereof) immediately after such


Change in Control Purchase Date, and the Holder thereof shall have no other rights as such (other than the right to receive the Change in Control Purchase
Price upon surrender of such 2021 Debenture).

CONVERSION

      Subject to the terms of the Indenture, the Holder of a 2021
Debenture may
convert the 2021 Debenture into shares of Common Stock: (1) if, as of the last
day of the preceding fiscal quarter, the closing sale price of Common
Stock for
at least 20 Trading Days in a period of 30 consecutive Trading Days ending on
the last trading day of that preceding fiscal quarter is more than 110%
of the
Conversion Price (as adjusted in accordance with the Indenture), (2) if the 2021
Debentures have been called for redemption or (3) upon the occurrence of certain
corporate transactions or distributions described in the Indenture. A
2021
Debenture in respect of which a Holder has delivered a Repurchase Notice or a
Change in Control Purchase Notice exercising the option of such Holder to require the Company to purchase such 2021 Debenture may be converted only if such notice of exercise is withdrawn in accordance with the terms of the Indenture. The initial Conversion Rate is 25.5467 shares of Common Stock per
$1,000 principal amount, subject to adjustment upon the occurrence of certain events described in the Indenture. The Company shall deliver cash or a check in lieu of any fractional share of Common Stock.

      A Holder's right to convert the 2021 Debentures into Common Stock of the
Company is also subject to the Company's right to elect to pay such
Holder the
amount of cash set forth in the next succeeding sentence in lieu of delivering
all or part of such Common Stock; provided, however, that if such payment of
cash is not permitted pursuant to the provisions of the Indenture, the
Company
shall deliver Common Stock (and cash in lieu of fractional shares of
Common
Stock) in accordance with the Indenture, whether or not the Company has delivered a notice pursuant to the Indenture to the effect that the 2021 Debentures will be paid in cash. The amount of cash to be paid for each $1,000 principal amount of a 2021 Debenture shall be equal to the average Sale Price of a share of Common Stock of the Company for the five consecutive Trading Days immediately following (i) the date of the Company's notice of its election to deliver cash upon conversion, if the Company shall not have given a notice of redemption pursuant to the Indenture, or (ii) the Conversion Date, in the case of a conversion following such a notice of redemption specifying an intent to deliver cash or a combination of cash and Common Stock upon conversion, in either case multiplied by the Conversion Rate in effect on such Conversion Date.
If the Company shall elect to make such payment wholly in shares of Common
Stock, then such shares shall be delivered through the Conversion Agent to
Holders surrendering 2021 Debentures as promptly as practicable but in any event no later than the fifth Business Day following the Conversion Date. If, however, the Company shall elect to make any portion of such payment in cash, then the payment, including any delivery of shares of Common Stock, shall be made to
Holders surrendering 2021 Debentures no later than the tenth Business Day following the Conversion Date.

      The Company may not pay cash in lieu of delivering all or part of such shares of Common Stock upon the conversion of any 2021 Debenture pursuant to the terms of the Indenture (other than cash in lieu of fractional shares) if there has occurred (prior to, on or after, as the case may be, the Conversion Date or the date on which the Company delivers its notice specifying whether each Conversion shall be converted into shares of Common Stock or cash) and is continuing an Event of Default (other than a default in such payment on such
2021 Debentures).


      A Holder may convert a portion of a 2021 Debenture if the principal amount
of such portion is $1,000 or an integral multiple of $1,000. No payment
or
adjustment shall be made for dividends on the Common Stock except as provided in
the Indenture. On conversion of a 2021 Debenture, except as otherwise provided
in the Supplemental Indenture, that portion of accrued and unpaid interest on
the converted 2021 Debenture attributable to the period from the most recent
Interest Payment Date (or, if no Interest Payment Date has occurred, from the
Issue Date) through the Conversion Date with respect to the converted
2021
Debenture shall not be cancelled, extinguished or forfeited, but rather shall be deemed to be paid in full to the Holder thereof through delivery of the Common
Stock (together with the cash payment, if any, in lieu of fractional shares), or cash in lieu thereof, in exchange for the 2021 Debenture being converted pursuant to the provisions hereof, and the fair market value of such shares of
Common Stock (together with any such cash payment in lieu of fractional shares), or cash in lieu thereof, shall be treated as issued in exchange for the principal amount of the 2021 Debenture being converted pursuant to the provisions hereof.

      2001 Debentures or portions thereof surrendered for conversion during the period from the close of business on any Regular Record Date immediately preceding any Interest Payment Date to the opening of business on such Interest
Payment Date shall (except for 2021 Debentures called for redemption pursuant to
Article Five of the Supplemental Indenture on a Redemption Date that occurs during the period between the close of business on a Regular Record Date and the opening of business on the fourth business day after the Interest Payment Date to which such Regular Record Date relates) be accompanied by payment to the
Company or its order, in New York Clearing House funds or other funds acceptable to the Company, of an amount equal to the interest payable on such Interest
Payment Date on the principal amount of 2021 Debentures or portions thereof being surrendered for conversion.

      No fractional shares will be issued upon conversion; in lieu thereof, an amount will be paid in cash based upon the Sale Price of the Common Stock on the
Trading Day immediately prior to the Conversion Date.

      To convert a 2021 Debenture, a Holder must (a) complete and manually sign the conversion notice set forth below and deliver such notice to a Conversion
Agent, (b) surrender the 2021 Debenture to the Conversion Agent, (c) furnish appropriate endorsements and transfer documents (including any certification that may be required under applicable law) if required by the Conversion Agent, and (d) pay any transfer or similar tax, if required.

REPURCHASE BY THE COMPANY AT THE OPTION OF THE HOLDER

      Subject to the terms and conditions of the Indenture, the Company shall become obligated to purchase, at the option of the Holder, the 2021 Debentures held by such Holder on any April 15 in the years 2005, 2008 and 2011 at a Repurchase Price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Repurchase Date, upon delivery of a
Repurchase Notice containing the information set forth in the Indenture, at any time from the opening of business on the date that is 20 Business Days prior to such Repurchase Date until the close of business on such Repurchase Date and upon delivery of the 2021 Debentures to the Paying Agent by the Holder as set forth in the Indenture.

      The Repurchase Price may be paid, at the option of the Company, in cash or by the issuance of Common Stock (as provided in the Indenture), or in any combination thereof.


      Holders have the right to withdraw any Repurchase Notice by delivering to the Paying Agent a written notice of withdrawal prior to the close of business on the Repurchase Date in accordance with the provisions of the Indenture.

      If cash (and/or securities if permitted under the Indenture) sufficient to pay the Repurchase Price of all 2021 Debentures or portions thereof to be purchased as of the Repurchase Date, is deposited with the Paying Agent on the
Business Day following the Repurchase Date, all interest shall cease to accrue on such 2021 Debentures (or portions thereof) immediately after such Repurchase
Date, and the Holder thereof shall have no other rights as such (other than the right to receive the Repurchase Price upon surrender of such 2021 Debenture).

CONVERSION ARRANGEMENT ON CALL FOR REDEMPTION

      Any 2021 Debentures called for redemption, unless surrendered for conversion before the close of business on the Redemption Date, may be deemed to be purchased from the Holders of such 2021 Debentures at an amount not less than the Redemption Price by one or more investment bankers or other purchasers who may agree with the Company to purchase such 2021 Debentures from the Holders, to convert them into Common Stock of the Company and to make payment for such 2021
Debentures to the Paying Agent in trust for such Holders.

TRANSFER

      As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this 2021 Debenture is registrable in the Security
Register, upon surrender of this 2021 Debenture for registration or transfer at the office or agency in a Place of Payment for the 2021 Debentures, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the
Holder hereof or his attorney duly authorized in writing, and thereupon one or more new 2021 Debentures, of any authorized denominations and for the same aggregate principal amount, executed by the Company and authenticated and delivered by the Trustee, will be issued to the designated transferee or transferees.

      The Securities are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the
Indenture and subject to certain limitations set forth therein and on the face of this 2021 Debenture, 2021 Debentures are exchangeable for a like aggregate principal amount of 2021 Debentures of a different authorized denomination as requested by the Holder surrendering the same.

      No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

      Prior to due presentment of this 2021 Debenture for registration of transfer, the Company, the Trustee or any agent of the Company or the Trustee may treat the Person in whose name this 2021 Debenture is registered as the owner hereof for all purposes, whether or not this 2021 Debenture be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.


OWNERSHIP LIMITATION ON 2021 DEBENTURES

      In order to permit the Company to retain its status as a publicly traded corporation under the proposed Treasury regulations to Section 883 of the Internal Revenue Code of 1986, as amended (the "Code"), 2021 Debentures generally may not be transferred if the transfer would result in the ownership, including 2021 Debentures and other convertible securities of the Company on an as-converted basis, by one Person or a group of related Persons by virtue of the attribution provisions of the Code, of more than 4.9% of the outstanding Common
Stock of the Company.

AMENDMENT, SUPPLEMENT AND WAIVER

      The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the
Company and the rights of the Holders of the 2021 Debentures under the Indenture at any time by the Company and the Trustee with the consent of the Holders of a majority in principal amount of the 2021 Debentures at the time Outstanding. The
Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the 2021 Debentures at the time Outstanding, on behalf of the Holders of all 2021 Debentures, to waive compliance by the
Company with certain past defaults under the Indenture and their consequences.
Any such consent or waiver by the Holder of this 2021 Debenture shall be conclusive and binding upon such Holder and upon all future Holders of this 2021
Debenture and of any 2021 Debenture issued upon the registration of transfer hereof or in exchange hereof or in lieu hereof, whether or not notation of such consent or waiver is made upon this 2021 Debenture.

SUCCESSOR CORPORATION

      When a successor corporation assumes all the obligations of its predecessor under the 2021 Debentures and the Indenture in accordance with the terms and conditions of the Indenture, the predecessor corporation will (except in certain circumstances specified in the Indenture) be released from those obligations.

DEFAULTS AND REMEDIES

      Under the Indenture, Events of Default include (i) default in the payment
of interest when it becomes due and payable or in the payment of any
Liquidated
Damages which default in either case continues for a period of 30 days;
(ii)
default in payment of the principal amount, Redemption Price, Repurchase
Price
or Change in Control Purchase Price, as the case may be, in respect of the
Securities when the same becomes due and payable; (iii) failure by the
Company
to comply with other agreements in the Indenture or the Securities, subject to
notice and lapse of time; (iv) default under any bond, debenture, note or other
evidence of indebtedness for money borrowed of the Company or any
Subsidiary
having an aggregate outstanding principal amount of in excess of
$30,000,000
(excluding such indebtedness of any Subsidiary other than a Significant Subsidiary, all the indebtedness of which is nonrecourse to the Company or any other Subsidiary), which default shall be with respect to payment or shall have resulted in such indebtedness being accelerated, without such indebtedness being discharged or such acceleration having been rescinded or annulled, subject to notice and passage of time; and (v) certain events of bankruptcy, insolvency or reorganization of the Company or any Significant Subsidiary. If an Event of
Default with respect to Securities of this series shall occur and be continuing, the principal amount through the acceleration date of and accrued and unpaid interest on the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture. If an Event of Default occurs as a result of certain events of bankruptcy, insolvency or reorganization of the Company, the principal amount of and accrued and unpaid interest on the
Securities Outstanding shall become due and payable immediately without any declaration or other act on the part of the Trustee or any Holder, all as and to the extent provided in the Indenture.

INDENTURE

      The Company issued the Securities under an Indenture dated as of April 25,
2001, as supplemented and amended by a Supplemental Indenture dated as of April
25, 2001 (as amended, the "Indenture"), among the Company and the Trustee. The terms of the Securities include those stated in the Indenture and those made part of the Indenture by reference to the Securities themselves and the Trust
Indenture Act of 1939, as in effect from time to time (the "TIA"). Capitalized terms used herein and not defined herein have the meanings ascribed thereto in the Indenture. The Securities are subject to all such terms, and Holders are referred to the Indenture and the TIA for a statement of those terms.

NO RECOURSE AGAINST OTHERS

      No recourse shall be had for the payment of the principal of or the interest, if any, on this 2021 Debenture, for any claim based hereon, or otherwise in respect hereof, or based on or in respect of the Indenture or any indenture supplemental thereto, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or of any successor corporation, whether by virtue of any constitution, statute or rule of law or by the enforcement of any assessment of penalty or otherwise, all such liability being, by acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

AUTHENTICATION

      This 2021 Debenture shall not be valid until the Trustee or an authenticating agent manually signs the certificate of authentication on the other side of this 2021 Debenture.

INDENTURE TO CONTROL; GOVERNING LAW

      In the case of any conflict between the provisions of this 2021 Debenture and the Indenture, the provisions of the Indenture shall control.

      THE INDENTURE AND THE SECURITIES SHALL BE GOVERNED BY AND CONSTRUED
IN
ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO THE CONFLICTS OF LAW RULES OF SAID STATE.

ABBREVIATIONS AND DEFINITIONS

      Customary abbreviations may be used in the name of the Holder or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian) and U/G/M/A (= Uniform Gifts to Minors
Act).


      All terms defined in the Indenture and used in this 2021 Debenture but not specifically defined herein are defined in the Indenture and are used herein as so defined.







                                CONVERSION NOTICE

      To convert this 2021 Debenture into Common Stock of the Company, check the box: / /

      To convert only part of this 2021 Debenture, state the principal amount to be converted (must be $1,000 or a multiple of $1,000): $__________.

      If you want the stock certificate made out in another person's name, fill in the form below:

-------------------------------------------------------------------------
-------
               (Insert other person's soc. sec. or tax I.D. no.)

-------------------------------------------------------------------------
-------
           (Print or type other person's name, address and zip code)

Your Signature:___________________________________
Date:_______________________
(Sign exactly as your name appears on the other side of this 2021
Debenture)

(3)Signature guaranteed
by:_____________________________________________________


By:_________________________________



















----------
(3) The Signature must be guaranteed by an institution which is a member of one of the following recognized signature guaranty programs: (i) the Securities
Transfer Agent Medallion Program (STAMP); (ii) the New York Stock
Exchange
Medallion Program (MSP); (iii) the Stock Exchange Medallion Program
(SEMP); or
(iv) such other guaranty program acceptable to the Trustee.



                 OPTION OF HOLDER TO ELECT PURCHASE ON CHANGE IN
                                     CONTROL

      If you want to elect to have this 2021 Debenture purchased, in whole or in part, by the Company pursuant to Section 701 of the Indenture, check the following box: / /

      If you want to have only part of this 2021 Debenture purchased by the
Company pursuant to Section 701 of the Indenture, state the principal amount you want to be purchased (must be $1,000 or a multiple of $1,000):
$____________.

(3)Signature guaranteed
by:_____________________________________________________


By:__________________________________




















----------
(3) The Signature must be guaranteed by an institution which is a member of one of the following recognized signature guaranty programs: (i) the Securities
Transfer Agent Medallion Program (STAMP); (ii) the New York Stock
Exchange
Medallion Program (MSP); (iii) the Stock Exchange Medallion Program
(SEMP); or
(iv) such other guaranty program acceptable to the Trustee.


SCHEDULE OF EXCHANGES OF SECURITIES(4)

      The following exchanges, redemptions, repurchases or conversions of a part of this Global Security have been made:


                              AMOUNT OF DECREASE IN      AMOUNT OF
INCREASE IN
                             PRINCIPAL AMOUNT OF THIS   PRINCIPAL AMOUNT
OF THE
    DATE OF TRANSACTION          GLOBAL SECURITY            GLOBAL
SECURITY
--------------------------- --------------------------  -----------------
-------












----------
(4)   This schedule should be included only if the Security is a Global
      Security.


ANNEX B



                              TRANSFER RESTRICTIONS
                      RELATING TO PROPOSED TAX REGULATIONS

      (a) For purposes of this Annex B, the following terms shall have the following meanings:

      "BENEFICIAL OWNERSHIP" shall mean ownership of Shares (including Shares deemed to be held as a result of ownership of the 2021 Debentures) by a Person who would be treated as an owner of such Shares directly, indirectly or constructively through the application of Section 267(b) of the Code, as modified in any way by Section 883 of the Code and the regulations promulgated thereunder. The terms "Beneficial Owner", "Beneficially Owns" and "Beneficially
Owned" shall have correlative meanings.

      "CHARITABLE BENEFICIARY" shall mean the organization or organizations described in Section 170(c)(2) and 501(c)(3) of the Code selected by the Excess
Debentures Trustee.

      "CODE" shall mean the United States Internal Revenue Code of 1986, as amended from time to time.

      "EXCESS DEBENTURES" shall mean 2021 Debentures resulting from an event described in subsection (c) hereof.

      "EXCESS DEBENTURES TRUST" shall mean the trust created pursuant to this
Annex B.

      "EXCESS DEBENTURES TRUSTEE" shall mean a Person, who shall be unaffiliated with the Company, any Purported Beneficial Transferee and any Purported Record
Transferee, appointed by the Company as the trustee of the Excess
Debentures
Trust.

      "EXISTING HOLDERS" shall mean (i) any member of the group of
Persons that
jointly filed Amendment No. 2 to the Third Amended and Restated Schedule
13D
with the United States Securities and Exchange Commission on January 19,
2001
with respect to the beneficial ownership of shares of Common Stock; and
(ii) any
Permitted Transferee.

      "MARKET PRICE" of the 2021 Debentures on any date shall mean the average of the Closing Price for the five (5) consecutive trading days ending on such date, or if such date is not a trading date, the five consecutive trading days preceding such date. The "Closing Price" on any date shall mean (i) the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system if the 2021
Debentures are listed or admitted to trading on the New York Stock
Exchange, or
(ii) if the 2021 Debentures are not listed or admitted to trading on the New
York Stock Exchange, the last sale price, regular way, or in case no such sale takes place on such day, the average of the closing bid and asked prices, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the
2021 Debentures are listed or admitted to trading, or (iii) if the 2021 Debentures are not listed or admitted to trading on any national securities exchange, the last quoted price, or if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the
National Association of


Securities Dealers, Inc. Automated Quotation System or, if such system is no longer in use, the principal other automated quotations system that may then be in use, or (iv) if the 2021 Debentures are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the 2021 Debentures selected by the Company.
Such Market Price shall be expressed as a percentage price per $1,000 of principal amount of the 2021 Debentures.

      "OWNERSHIP LIMIT" shall mean, in the case of a Person other than an Existing Holder, Beneficial Ownership of more than four and nine-tenths percent
(4.9%), by value, vote or number, of the Shares. The Ownership Limit shall not apply to any Existing Holder.

      "PERMITTED TRANSFER" shall mean a Transfer by an Existing Holder to any
Person which does not result in the Company losing its exemption from taxation on gross income derived from the international operation of a ship or ships within the meaning of Section 883 of the Code. Any such transferee is herein referred to as a "Permitted Transferee."

      "PERSON" shall mean a person as defined by Section 7701(a) of the Code.

      "PURPORTED BENEFICIAL HOLDER" shall mean, with respect to any event (other than a purported Transfer, but including holding Shares or 2021 Debentures in excess of the Ownership Limitation) which results in Excess Debentures, the
Person for whom the Purported Record Holder held 2021 Debentures that, pursuant to subsection (c) hereof, became Excess Debentures upon the occurrence of such event.

      "PURPORTED BENEFICIAL TRANSFEREE" shall mean, with respect to any purported Transfer which results in Excess Debentures, the purported beneficial transferee for whom the Purported Record Transferee would have acquired
2021
Debentures if such Transfer had been valid under subsection (b) hereof.

      "PURPORTED RECORD HOLDER" shall mean, with respect to any event (other than a purported Transfer, but including holding Shares or 2021
Debentures in
excess of the Ownership Limitation) which results in Excess Debentures, the record holder of the 2021 Debentures that, pursuant to subsection (c) hereof, became Excess Debentures upon the occurrence of such event.

      "PURPORTED RECORD TRANSFEREE" shall mean, with respect to any purported
Transfer which results in Excess Debentures, the record holder of the
2021
Debentures if such Transfer had been valid under subsection (b) hereof.

      "RESTRICTION TERMINATION DATE" shall mean such date as may be determined by the Company in its sole discretion (and for any reason) as the date on which the ownership and transfer restrictions set forth in this Annex B should cease to apply.

      "SHARES" shall means shares of the Company as may be authorized and issued from time to time pursuant to its Articles of Incorporation. For purposes of determining a Person's Beneficial Ownership of any Shares, the conversion of the
2021 Debentures and any other convertible securities held by such Person shall be deemed effected and any option, warrant or similar instrument held by such
Person shall be deemed exercised.

      "TRANSFER" shall mean any sale, transfer, gift, hypothecation, pledge, assignment, devise or other disposition of the Shares or the 2021
Debentures
(including (i) the granting of any


option or interest similar to an option (including an option to acquire an option or any series of such options) or entering into any agreement for the sale, transfer or other disposition of the 2021 Debentures or (ii) the sale, transfer, assignment or other disposition of any securities or rights convertible into or exchangeable for the 2021 Debentures or Shares, whether voluntary or involuntary, whether of record, constructively or beneficially and whether by operation of law or otherwise. For purposes of this definition, whether securities or rights are convertible or exchangeable for the 2021 Debentures or Shares shall be determined in accordance with Sections 267(b) and
883 of the Code.

      Terms used in this Annex B, but not defined herein, shall have the meaning set forth in the Supplemental Indenture.

      (b) Except as provided in subsection (i) hereof, until the
Restriction
Termination Date: (1) no Person (other than an Existing Holder) shall Beneficially Own Shares and/or 2021 Debentures representing Shares in excess of the Ownership Limit; (2) any Transfer that, if effective, would result in any
Person (other than an Existing Holder) Beneficially Owning Shares and/or
2021
Debentures representing Shares in excess of the Ownership Limit shall be void ab
initio as to the Transfer of that amount of the 2021 Debentures representing
Shares which would be otherwise Beneficially Owned by such Person in excess of
the Ownership Limit, and the intended transferee shall acquire no rights in such
2021 Debentures in excess of the Ownership Limit; and (3) any Transfer of the
2021 Debentures that, if effective, would result in the Company being
"closely
held" within the meaning of Section 883 of the Code and the regulations promulgated thereunder shall be void ab initio as to the Transfer of that amount of such 2021 Debentures which would cause the Company to be "closely held"
within the meaning of Section 883 of the Code and the regulations promulgated
thereunder and the intended transferee shall acquire no rights in such
2021
Debentures.

      (c) (1) If, notwithstanding the other provisions contained in this
Supplemental Indenture, at any time until the Restriction Termination Date, there is a purported Transfer or other event such that any Person (other than an
Existing Holder) would Beneficially Own Shares and/or 2021 Debentures representing Shares in excess of the Ownership Limit, then, except as otherwise provided in subsection (i) hereof, such 2021 Debentures representing Shares which would be in excess of the Ownership Limit, shall automatically be designated as Excess Debentures, as further described below. The designation of such 2021 Debentures as Excess Debentures shall be effective as of the close of business on the business day prior to the date of the Transfer or other event.
If, after designation of such 2021 Debentures owned directly by a Person as
Excess Debentures, such Person still owns 2021 Debentures representing Shares in excess of the applicable Ownership Limit, 2021 Debentures representing Shares
Beneficially Owned by such Person constructively in excess of the Ownership
Limit shall be designated as Excess Debentures until such Person does not Beneficially Own Shares and/or 2021 Debentures representing Shares in excess of the applicable Ownership Limit. Where such Person owns 2021 Debentures constructively through one or more Persons and the 2021 Debentures as held by such other Persons must be designated as Excess Debentures, the designation of
2021 Debentures held by such other Persons as Excess Debentures shall be pro rata.

            (2) If, notwithstanding the other provisions contained in this
Supplemental Indenture, at any time until the Restriction Termination Date, there is a purported Transfer or other event which, if effective, would cause the Company to become "closely held" within the meaning of Section 883 of the
Code and regulations promulgated thereunder, then, except as otherwise provided in subsection (i) hereof, the 2021 Debentures being Transferred or which are otherwise affected by such event and which, in either case, would cause, when taken together with all 2021 Debentures and
Shares, the
Company to be "closely held" within the meaning of Section 883 of the
Code and
the regulations promulgated thereunder shall automatically be designated as
Excess Debentures. The designation of such 2021 Debentures as Excess
Debentures
shall be effective as of the close of business on the business day prior to the
date of the Transfer or other event. If, after designation of such 2021 Debentures owned directly by a Person as Excess Debentures, such Person still owns 2021 Debentures representing Shares in excess of the applicable
Ownership
Limit, 2021 Debentures representing Shares Beneficially Owned by such
Person
constructively in excess of the Ownership Limit shall be designated as
Excess
Debentures until such Person does not own Shares and/or 2021 Debentures or in
excess of the applicable Ownership Limit. Where such Person owns 2021
Debentures
constructively through one or more Persons and the 2021 Debentures held by such
other Persons must be designated as Excess Debentures, the designation of
2021
Debentures held by such other Persons as Excess Debentures shall be pro rata.

      (d) If the Company shall at any time determine in good faith that a purported Transfer or other event has taken place in violation of subsection (b)
hereof or that a Person intends to acquire or has attempted to acquire
2021
Debentures representing Beneficial Ownership of Shares in violation of subsection (b) hereof, the Company may take such action as it deems advisable to refuse to give effect to or to prevent such Transfer or other event, including, but not limited to, refusing to give effect to such Transfer or other event on the books of the Company and the Trustee, instituting proceedings to enjoin such
Transfer or other event or transaction, provided, however, that any Transfers or attempted Transfers (or, in the case of events other than a Transfer, Beneficial
Ownership) in violation of subsection (b) hereof shall be void ab initio and automatically result in the designation and treatment described in subsection
(c) hereof, irrespective of any action (or non-action) by the Company.

      (e) Any Person who acquires or attempts to acquire 2021 Debentures in violation of subsection (b) hereof, or any Person who is a purported transferee such that Excess Debentures result under subsection (c) hereof, shall immediately give written notice to the Company of such Transfer, attempted
Transfer or other event and shall provide to the Company such other information as the Company may request in order to determine the effect, if any, of such
Transfer or attempted Transfer or other event on the Company's status as qualifying for exemption from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code.

      (f) Prior to the Restriction Termination Date: (1) every Person who holds
2021 Debentures and/or Shares representing Beneficial Ownership of three percent
(3%) or more, by vote, value or number, or such lower percentages as required pursuant to regulations under the Code, of the outstanding Shares (including any
2021 Debentures deemed to be converted into Shares) shall promptly after becoming such a three percent (3%) Beneficial Owner, give written notice to the
Company stating the name and address of such Beneficial Owner, the general ownership structure of such Beneficial Owner, the number of shares of each class of Shares and/or the amount of 2021 Debentures Beneficially Owned, and a description of how such Shares or 2021 Debentures are held and (2) each Person who is a Beneficial Owner of Shares (including 2021 Debentures deemed to be converted into Shares) or 2021 Debentures and each Person (including the holder of record) who is holding Shares or 2021 Debentures for a Beneficial Owner shall provide on demand to the Company such information as the Company may request from time to time in order to determine the Company's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code and to ensure compliance with the Ownership Limit.

      (g) Nothing contained in this Supplemental Indenture shall limit the ability of the Company to take such other action as it deems necessary or advisable to protect the interests of the Company by preservation of the Company's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code and to ensure compliance with the Ownership Limit.

      (h) Reserved.

      (i) The Company upon receipt of a ruling from the Internal Revenue Service or an opinion of tax counsel, satisfactory to it in its sole and absolute discretion, in each case to the effect that the Company's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of Section 883 of the Code will not be jeopardized, may exempt a Person (or may generally exempt any class of Persons) from the Ownership Limit if the Company, in its sole discretion, ascertains that such
Person's (or Persons') Beneficial Ownership of Shares and/or 2021 Debentures will not jeopardize the Company's status as exempt from taxation on gross income from the international operation of a ship or ships within the meaning of
Section 883 of the Code. The Company may require representations and undertakings from such Person or Persons as are necessary to make such determination.

      (j) Prior to the Restriction Termination Date, each certificate for the
2021 Debentures shall bear the following legend:

      THIS SECURITY IS SUBJECT TO LIMITATIONS ON OWNERSHIP CONTAINED IN
THE
INDENTURE, IN ORDER TO PERMIT THE COMPANY TO RETAIN ITS STATUS AS A
PUBLICLY
TRADED CORPORATION UNDER PROPOSED TREASURY REGULATIONS UNDER SECTION 883
OF THE
INTERNAL REVENUE CODE OF 1986, AS AMENDED.

      (k) Upon any purported Transfer or other event that results in Excess
Debentures pursuant to subsection (b) or (c) hereof, such Excess Debentures shall be deemed to have been transferred to the Excess Debentures Trustee, as trustee of the Excess Debentures Trust, for the benefit of the Charitable Beneficiary effective as of the close of business on the business day prior to the date of the Transfer or other event. The Purported Record Transferee or
Purported Record Holder shall have no rights in such Excess Debentures.
The
Purported Beneficial Transferee or Purported Beneficial Holder shall have no rights in such Excess Debentures except as provided in subsection (m). The
Excess Debentures Trustee may resign at any time so long as the Company shall have appointed a successor trustee. The Excess Debentures Trustee shall, from time to time, designate one or more charitable organization or organizations as the Charitable Beneficiary.

      (l) Excess Debentures shall be entitled to the same interest or distributions as determined as if the designation of Excess Debentures had not occurred. Any interest or distributions paid prior to the discovery by the
Company that the 2021 Debentures have been designated as Excess
Debentures shall
be repaid to the Excess Debentures Trust upon demand.


Otherwise, any interest or distributions on the Excess Debentures shall be paid to the Excess Debentures Trust. All interest or distributions received or other income earned by the Excess Debentures Trust shall be paid over to the Charitable Beneficiary.

      (m) Excess Debentures shall be transferable only as provided in this
subsection (m). At the direction of the Company, the Excess Debentures
Trustee
shall transfer the Excess Debentures held in the Excess Debentures Trust to a
Person or Persons (including, without limitation, the Company under subsection
(n) below) whose ownership of such 2021 Debentures shall not violate the Ownership Limit or otherwise cause the Company to become "closely held" within the meaning of Section 883 of the Code within 180 days after the later of
(i)
the date of the Transfer or other event which resulted in Excess
Debentures and
(ii) the date the Company determines in good faith that a Transfer or other
event resulting in Excess Debentures has occurred, if the Company does not
receive a notice of such Transfer or other event pursuant to subsection
(e)
hereof. If such a transfer is made, the interest of the Charitable
Beneficiary
shall terminate, the designation of such 2021 Debentures as Excess
Debentures
shall thereupon cease and a payment shall be made to the Purported
Beneficial
Transferee, Purported Beneficial Holder and/or the Charitable Beneficiary
as
described below. If the Excess Debentures resulted from a purported
Transfer,
the Purported Beneficial Transferee shall receive a payment from the
Excess
Debentures Trustee that reflects a price for such Excess Debentures equal to the
lesser of (A) the price received by the Excess Debentures Trustee and
(B)(x) the
price such Purported Beneficial Transferee paid for the 2021 Debentures in the
purported Transfer that resulted in the Excess Debentures, or (y) if the Purported Beneficial Transferee did not give value for such Excess Debentures
(through a gift, devise or other similar event) a price equal to the product of
(1) the Market Price of such 2021 Debentures on the date of the purported Transfer that resulted in the Excess Debentures and (2) the aggregate principal amount of such Excess Debentures. If the Excess Debentures resulted from an
event other than a purported Transfer, the Purported Beneficial Holder shall
receive a payment from the Excess Debentures Trustee that reflects a price for
Excess Debentures equal to the lesser of (A) the price received by the
Excess
Debentures Trustee and (B) the product of (1) the Market Price of such
2021
Debentures on the date of the event that resulted in Excess Debentures and (2) the aggregate principal amount of such Excess Debentures. Prior to any transfer of any interest in the Excess Debenture Trust, the Company must have waived in writing its purchase rights, if any, under subsection (n) hereof. Any funds received by the Excess Debentures Trustee in excess of the funds payable to the
Purported Beneficial Holder or the Purported Beneficial Transferor shall be paid to the Charitable Beneficiary. The Company shall pay the costs and expenses of the Excess Debentures Trustee.

      Notwithstanding the foregoing, if the provisions of this subsection
(m)
are determined to be void or invalid by virtue of any legal decision, statute, rule or regulation, then the Purported Beneficial Transferee or Purported Beneficial Holder of Excess Debentures may be deemed, at the option of the
Company, to have acted as an agent on behalf of the Company, in acquiring or holding such Excess Debentures and to hold such Excess Debentures on behalf of the Company.

      (n) Excess Debentures shall be deemed to have been offered for sale by the
Excess Debentures Trustee to the Company, or its designee, at a price equal to
(i) in the case of Excess Debentures resulting from a purported Transfer, the lesser of (A) the price of the 2021 Debentures in the transaction that created such Excess Debentures (or, in the case of devise, gift or other similar event, the Market Price of the 2021 Debentures on the date of such devise, gift or other similar event), or (B) the product of (1) the lowest Market Price of the
2021 Debentures


which resulted in the Excess Debentures at any time after the date such
2021
Debentures were designated as Excess Debentures and prior to the date the Company, or its designee, accepts such offer and (2) the aggregate principal amount of such Excess Debentures or (ii) in the case of Excess Debentures resulting from an event other than a purported Transfer, the lesser of
(A) the
product of (1) the Market Price of the 2021 Debentures on the date of such event and (2) the aggregate principal amount of such Excess Debentures or (B) the product of (1) the lowest Market Price for 2021 Debentures at any time from the date of the event resulting in such Excess Debentures and prior to the date the
Company, or its designee, accepts such offer and (2) the aggregate principal amount of such Excess Debentures. The Company shall have the right to accept such offer for a period of ninety (90) days after the later of (i) the date of the Transfer or other event which resulted in such Excess Debentures and
(ii)
the date the Company determines in good faith that a Transfer or other event resulting in Excess Debentures has occurred, if the Company does not receive a notice of such Transfer or other event pursuant to subsection (e) hereof.

      (o) The Company is authorized specifically to seek equitable relief, including injunctive relief, to enforce the provisions of this Annex B. No delay or failure on the part of the Company in exercising any right hereunder shall operate as a waiver of any right of the Company, except to the extent specifically waived in writing.

      (p) The Trustee of the 2021 Debentures shall have no responsibility to monitor the ownership of the 2021 Debentures.




                                   EXHIBIT B-1

                  CERTIFICATE TO BE DELIVERED UPON EXCHANGE OR
              REGISTRATION OF TRANSFER OF RESTRICTED SECURITIES(5)

      Re:   2% Convertible Senior Debentures due 2021 (the "Securities")
of
            Carnival Corporation

      This certificate relates to $___________ principal amount of Securities owned in (check applicable box)

      / /      book-entry or

      / /      definitive form

by ___________________________________________________________ (the
"Transferor").

      The Transferor has requested a Security Registrar or the Trustee to exchange or register the transfer of such Securities.

      In connection with such request and in respect of each such Security, the
Transferor does hereby certify that the Transferor is familiar with transfer restrictions relating to the Securities as provided in Section 202 of the Supplemental Indenture dated as of April 25, 2001 (the "Indenture"), between
Carnival Corporation and US Bank Trust National Association, as trustee.

      In connection with any transfer of any of the Securities evidenced by this certificate occurring prior to the expiration of the period referred to in Rule
144(k) under the Securities Act after the later of the date of original issuance of the Securities and the last date, if any, on which such Securities were owned by the Company or any Affiliate of the Company, the undersigned confirms that such Securities are being transferred in accordance with its terms:

CHECK ONE BOX BELOW

      (1)     / /     to the Company or a subsidiary of the Company; or

      (2)     / /     pursuant to an  effective  registration  statement
 under
                      the Securities Act of 1933; or

      (3)     / /     to a "qualified institutional buyer" (as defined in
Rule
                      144A under the Securities Act of 1933) that
purchases for
                      its own account or for the account of a qualified institutional buyer to whom notice is given that such
                      transfer is being made in reliance on Rule 144A, in
each
                      case pursuant to and in compliance with Rule 144A
under
                      the Securities Act of 1933; or

----------
(5) This certificate should only be included if this Security is a Transfer
      Restricted Security.


                                     B-1-1


      (4)     / /     to an institutional accredited investor, defined in
Rule
                      501(a)(1), (2), (3) or (7) of Regulation D under
the
                      Securities Act; or

      (5)     / /     pursuant to another available exemption from
registration
                      under the Securities Act of 1933.

Unless one of the boxes is checked, the Trustee will refuse to register any of the Securities evidenced by this certificate in the name of any person other than the registered holder thereof, PROVIDED, HOWEVER, that if box (4) or
(5) is
checked, the Trustee may require, prior to registering any such transfer of the
Securities, such legal opinions, certifications and other information as the
Company has reasonably requested to confirm that such transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933, such as the exemption provided by Rule 144 under such Act.



____________________________________________
                                    Signature


Signature Guarantee:

________________________________
____________________________________________
Signature must be guaranteed        Signature


              TO BE COMPLETED BY PURCHASER IF (3) ABOVE IS CHECKED

      The undersigned represents and warrants that it is purchasing this Security for its own account or an account with respect to which it exercises sole investment discretion and that it and any such account is a "qualified institutional buyer" within the meaning of Rule 144A under the Securities Act of
1933, and is aware that the sale to it is being made in reliance on Rule
144A
and acknowledges that it has received such information regarding the Company as the undersigned has requested pursuant to Rule 144A or has determined not to request such information and that it is aware that the transferor is relying upon the undersigned's foregoing representations in order to claim the exemption from registration provided by Rule 144A.

Dated:________________________
____________________________________________
                                  NOTICE: To be executed by an executive
officer




                                     B-1-2


                                   EXHIBIT B-2

             FORM OF LETTER TO BE DELIVERED BY ACCREDITED INVESTORS

Carnival Corporation
3655 N.W. 87th Avenue,
Miami, Florida  33178-2428
Attention:  Corporate Secretary


US Bank Trust National Association, as Security Registrar
100 Wall Street, 16th floor
New York, NY 10005
Attention:  Corporate Trust Administration


Dear Sirs:

      We are delivering this letter in connection with the proposed transfer of
$_____________ principal amount of the 2% Convertible Senior Debentures due 2021
(the "Debentures") of Carnival Corporation (the "Company"), which are convertible into shares of Common Stock of the Company.

      We hereby confirm that:

            (i) we are an "accredited investor" within the meaning of Rule
      501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act of
      1933, as amended (the "Securities Act"), or an entity in which all of the equity owners are "accredited investors" within the meaning of Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act
(an
      "Institutional Accredited Investor");

            (ii) the purchase of Debentures by us is for our own account or for the account of one or more other Institutional Accredited Investors or as fiduciary for the account of one or more trusts, each of which is an
      "accredited investor" within the meaning of Rule 501(a)(7) under the
      Securities Act and for each of which we exercise sole investment discretion or (B) we are a "bank," within the meaning of Section
3(a)(2)
      of the Securities Act, or a "savings and loan association" or other institution described in Section 3(a)(5)(A) of the Securities Act that is
      acquiring Debentures as fiduciary for the account of one or more institutions for which we exercise sole investment discretion;

            (iii) we will acquire Debentures having a minimum aggregate principal amount of not less than $100,000 for our own account or for any
      separate account for which we are acting;

            (iv) we have such knowledge and experience in financial and business matters that we are capable of evaluating the merits and risks of purchasing Debentures; and

            (v) we are not acquiring Debentures with a view to distribution thereof or with any present intention of offering or selling
Debentures or
      the Common Stock deliverable upon conversion thereof, except as permitted below; provided that the disposition of our




                                     B-2-1



      property and property of any accounts for which we are acting as fiduciary shall remain at all times within our control.

      We understand that the Debentures were originally offered and sold in a transaction not involving any public offering within the United States within the meaning of the Securities Act and that the Debentures and the shares of
Common Stock (the "Securities") issuable upon conversion thereof have not been registered under the Securities Act, and we agree, on our own behalf and on behalf of each account for which we acquire any Debentures, that if in the future we decide to resell or otherwise transfer such Securities prior to the date on which the Securities are transferable pursuant to Rule 144(k) under the
Securities Act, such Securities may be resold or otherwise transferred only (i) to the Company or any subsidiary thereof, or (ii) for as long as the Debentures are eligible for resale pursuant to Rule 144A, to a person we reasonably believe to be a "qualified institutional buyer" (as defined in Rule 144A under the
Securities Act) that purchases for its own account or for the account of such a qualified institutional buyer to which notice is given that the transfer is being made in reliance on Rule 144A, or (iii) to an Institutional Accredited
Investor that is acquiring the Security for its own account, or for the account of such an Institutional Accredited Investor for investment purposes and not with a view to, or for offer or sale in connection with, any distribution in violation of the Securities Act, or (iv) pursuant to another available exemption from registration under the Securities Act (if applicable), or (v) pursuant to a registration statement which has been declared effective under the Securities
Act and, in each case, in accordance with any applicable securities laws of any
State of the United States or any other applicable jurisdiction and in accordance with the legends set forth on the Securities. We further agree to provide any person purchasing any of the Securities other than pursuant to clause (v) above from us a notice advising such purchaser that resales of such securities are restricted as stated herein. We understand that the trustee or the transfer agent, as the case may be, for the Securities will not be required to accept for registration of transfer any Securities pursuant to (iii) or (iv) above except upon presentation of evidence satisfactory to the Company and the trustee that the foregoing restrictions on transfer have been complied with. We further understand that any Securities will be in the form of definitive physical certificates and that such certificates will bear a legend reflecting the substance of this paragraph other than certificates representing Securities transferred pursuant to clause (v) above.

      We acknowledge that the Company, others, the Trustee, the Security Registrar and you will rely upon our confirmations, acknowledgments and agreements set forth herein, and we agree to notify you promptly in writing if any of our representations or warranties herein ceases to be accurate and complete.



                                     B-2-2


      THIS LETTER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH,
THE
INTERNAL LAWS OF THE STATE OF NEW YORK.


______________________________________
                                          (Name of Purchaser)


By:___________________________________
                                             Name:
                                             Title:
                                             Address:









EXHIBIT 10.4

                          REGISTRATION RIGHTS AGREEMENT

                  THIS REGISTRATION RIGHTS AGREEMENT (this "Agreement") is made and entered into as of April 25, 2001, by and between CARNIVAL CORPORATION, a corporation organized and existing pursuant to the laws of the Republic of Panama (the "Company") and MERRILL LYNCH & CO., MERRILL LYNCH, PIERCE, FENNER &
SMITH INCORPORATED (the "Initial Purchaser").

                  This Agreement is made pursuant to the Purchase Agreement, dated April 20, 2001 (the "Purchase Agreement"), between the Company, as issuer of the 2% Convertible Senior Debentures due 2021 (the "Debentures"), and the Initial Purchaser, which provides for, among other things, the sale by the Company to the Initial Purchaser of the aggregate principal amount at maturity of Debentures specified therein. In order to induce the Initial Purchaser to enter into the Purchase Agreement, the Company has agreed to provide the registration rights set forth in this Agreement. The execution of this Agreement is a condition to the closing under the Purchase Agreement.

                  The Company agrees with the Initial Purchaser, (i) for its benefit as Initial Purchaser and (ii) for the benefit of the beneficial owners
(including the Initial Purchaser) from time to time of the Debentures, and the beneficial owners from time to time of the Underlying Common Stock (as defined herein) issued upon conversion of, if any, (each of the foregoing a "Holder" and together the "Holders"), as follows:

         SECTION 1. DEFINITIONS. Capitalized terms used herein without definition shall have their respective meanings set forth in the Purchase Agreement. As used in this Agreement, the following terms shall have the following meanings:

                  "Affiliate" With respect to any specified person, an "affiliate," as defined in Rule 144, of such person.

                  "Applicable Conversion Price" The Applicable Conversion Price as of any date of determination means per $1,000 principal amount at maturity of
Debentures as of such date of determination divided by the Conversion Rate in effect as of such date of determination or, if no Debentures are then outstanding, the Conversion Rate that would be in effect were Debentures then outstanding.

                  "Business Day" Each Monday, Tuesday, Wednesday, Thursday and
Friday that is not a day on which banking institutions in The City of New York are authorized or obligated by law or executive order to close.

                  "Common Stock" The Common Stock, $0.01 par value, of the Company and any other shares of common stock as may constitute "Common Stock" for purposes of the Indenture, including the Underlying Common Stock.

                  "Company" See the first paragraph hereof.

                  "Conversion Rate" Conversion Rate shall have the meaning assigned to such term in the Indenture.


                  "Damages Accrual Period" See Section 2(e) hereof.

                  "Damages Payment Date" Each April 15 and October 15.

                  "Debentures" See the second paragraph hereof.

                  "Deferral Notice" See Section 3(h) hereof.

                  "Deferral Period" See Section 3(h) hereof.

                  "Effectiveness Deadline Date" See Section 2(a) hereof.

                  "Effectiveness Period" The period of two years from the Issue
Date or such shorter period ending on the date that all Registrable Securities have ceased to be Registrable Securities.

                  "Event" See Section 2(e) hereof.

                  "Event Date" See Section 2(e) hereof.

                  "Event Termination Date" See Section 2(e) hereof.

                  "Exchange Act" The Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

                  "Filing Deadline Date"  See Section 2(a) hereof.

                  "Holder" See the third paragraph hereof.

                  "Indenture" The Indenture, dated as of the date hereof, between the Company and U.S. Bank Trust National Association, as trustee, as amended and supplemented by the First Supplemental Indenture, dated as of April
25, 2001, pursuant to which the Debentures are being issued.

                  "Initial Purchaser" See the first paragraph of this Agreement.

                  "Initial Shelf Registration Statement" See Section 2(a) hereof.

                  "Issue Date" means April 25, 2001.

                  "Liquidated Damages Amount"  See Section 2(e) hereof.

                  "Material Event"  See Section 3(h) hereof.

                  "Notice and Questionnaire" A written notice delivered to the
Company containing substantially the information called for by the Selling Securityholder Notice and Questionnaire attached as Annex A to the Offering Memorandum of the Company, dated April 20, 2001, relating to the Debentures.


                  "Notice Holder" On any date, any Holder that has delivered a
Notice and Questionnaire to the Company on or prior to such date.

                  "Prospectus" The prospectus included in any Registration Statement (including, without limitation, a prospectus that discloses information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 415 promulgated under the Securities Act), as amended or supplemented by any amendment or prospectus supplement, including post-effective amendments, and all materials incorporated by reference in such Prospectus.

                  "Purchase Agreement" See the second paragraph of hereof.

                  "Record Date" With respect to any Damages Payment Date relating to any Debenture or Underlying Common Stock as to which any Liquidated
Damages Amount has accrued, (i) the 15th day immediately preceding such Damages
Payment Date if the Damages Accrual Period has not ended, or (ii) the date of the end Damages Accrual Period.

                  "Record Holder" With respect to any Damages Payment Date relating to any Debenture or Underlying Common Stock as to which any Liquidated
Damages Amount has accrued, the registered holder of such Debenture or Underlying Common Stock, as the case may be, on the Record Date.

                  "Registrable Securities" The Securities, until such securities have been converted or exchanged and, at all times subsequent to any such conversion or exchange, any securities into or for which such securities have been converted or exchanged, and any security issued with respect thereto upon any stock dividend, split, merger or similar event until, in the case of any such security, the earliest of (i) its effective registration under the Securities Act and resale in accordance with the Registration Statement covering it, (ii) expiration of the holding period that would be applicable thereto under
Rule 144(k) were it not held by an Affiliate of the Company or (iii) its sale to the public pursuant to Rule 144.

                  "Registration Expenses"  See Section 5 hereof.

                  "Registration Statement" Any registration statement of the Company that covers any of the Registrable Securities pursuant to the provisions of this Agreement, including the Prospectus, amendments and supplements to such registration statement, including post-effective amendments, all exhibits, and all materials incorporated by reference in such registration statement.

                  "Restricted Securities" As this term is defined in Rule
144.

                  "Rule 144" Rule 144 under the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the SEC.

                  "Rule 144A" Rule 144A under the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the SEC.

                  "SEC" The Securities and Exchange Commission.


                  "Securities" Collectively means the Debentures and the Underlying Common Stock.

                  "Securities Act" The Securities Act of 1933, as amended, and the rules and regulations promulgated by the SEC thereunder.

                  "Shelf Registration Statement" See Section 2(a) hereof.

                  "Subsequent Shelf Registration Statement" See Section 2(b) hereof.

                  "TIA" The Trust Indenture Act of 1939, as amended.

                  "Trustee" U.S. Bank Trust Company (or any successor entity), the Trustee under the Indenture.

                  "Underlying Common Stock" The Common Stock into which the Debentures are convertible or issued upon any such conversion.

         SECTION 2. SHELF REGISTRATION.

                  (a) The Company shall prepare and file or cause to be prepared and filed with the SEC no later than a date which is ninety (90) days after the
Issue Date (the "Filing Deadline Date") a Registration Statement for an offering to be made on a delayed or continuous basis pursuant to Rule 415 of the Securities Act (a "Shelf Registration Statement") registering the resale from time to time by Holders thereof of all of the Registrable Securities (the "Initial Shelf Registration Statement"). The Initial Shelf Registration Statement shall be on Form S-3 or another appropriate form permitting registration of such Registrable Securities for resale by such Holders in accordance with the methods of distribution reasonably elected by the Holders and set forth in the Initial Shelf Registration Statement; provided, that in no event will such method(s) of distribution take the form of an underwritten offering of the Registrable Securities without the prior agreement of the Company. The Company shall use commercially reasonable efforts to cause the Initial Shelf Registration Statement to be declared effective under the Securities Act by the date (the "Effectiveness Deadline Date") that is one hundred and eighty (180) days after the Issue Date, and to keep the Initial Shelf Registration Statement (or any Subsequent Shelf Registration Statement) continuously effective under the Securities Act until the expiration of the Effectiveness Period subject to the rights of the Company under Section 3(h) to create a Deferral Period. At the time the Initial Shelf Registration Statement is declared effective, each Holder that became a Notice Holder on or prior to the date 10 Business Days prior to such time of effectiveness shall be named as a selling securityholder in the Initial Shelf Registration Statement and the related Prospectus in such a manner as to permit such Holder to deliver such Prospectus to purchasers of Registrable Securities in accordance with applicable law under ordinary circumstances, subject to compliance with blue sky laws. The
Company shall not permit any of its securityholders (other than the Holders of
Registrable Securities) to include any of the Company's securities in the Shelf
Registration Statement.

                  (b) If the Initial Shelf Registration Statement or any Subsequent Shelf Registration Statement ceases to be effective other than during a Deferral Period for any reason at any time during the Effectiveness Period, the Company shall use reasonable efforts to obtain the prompt withdrawal of any order suspending the effectiveness thereof, and in any event shall within thirty (30) days of such cessation of effectiveness amend the Shelf Registration Statement in a manner reasonably expected by the Company to obtain the withdrawal of the order suspending the effectiveness thereof, or file an additional Shelf Registration Statement covering all of the Securities that as of the date of such filing are Registrable Securities (a "Subsequent Shelf Registration Statement"). If a Subsequent Shelf Registration Statement is filed, the Company shall use reasonable efforts to cause the Subsequent Shelf
Registration Statement to become effective as promptly as reasonably practicable after such filing, unless during a Deferral Period, or, if filed during a Deferral Period, after the expiration of a Deferral Period, and to keep such Registration Statement (or subsequent Shelf Registration Statement) continuously effective until the end of the Effectiveness Period.

                  (c) The Company shall supplement and amend the Shelf Registration Statement if required by the rules, regulations or instructions applicable to the registration form used by the Company for such Shelf Registration Statement if required by the Securities Act.

                  (d) Each Holder of Registrable Securities agrees that if such
Holder wishes to sell Registrable Securities pursuant to a Shelf
Registration
Statement and related Prospectus, it will do so only in accordance with this
Section 2(d) and Section 3(h). Each Holder of Registrable Securities wishing to sell Registrable Securities pursuant to a Shelf Registration Statement and related Prospectus agrees to deliver a Notice and Questionnaire to the Company at least ten (10) Business Days prior to any intended distribution of Registrable Securities under the Shelf Registration Statement. From and after the date the Initial Shelf Registration Statement is declared effective, the Company shall, as promptly as reasonably practicable after the date a Notice and
Questionnaire is delivered, (i) if required by applicable law, file with the SEC a post-effective amendment to the Shelf Registration Statement or prepare and, if required by applicable law, file a supplement to the related Prospectus or a supplement or amendment to any document incorporated therein by reference or file any other document required by the SEC so that the Holder delivering such
Notice and Questionnaire is named as a selling securityholder in the Shelf Registration Statement and the related Prospectus in such a manner as to permit such Holder to deliver such Prospectus to purchasers of the Registrable Securities in accordance with applicable law and, if the Company shall file a post-effective amendment to the Shelf Registration Statement, use reasonable efforts to cause such post-effective amendment to be declared effective under the Securities Act as promptly as reasonably practicable; (ii) provide such Holder copies of any documents filed pursuant to Section 2(d)(i); and (iii) notify such Holder as promptly as reasonably practicable after the effectiveness under the Securities Act of any post-effective amendment filed pursuant to
Section 2(d)(i); provided, that if such Notice and Questionnaire is delivered during a Deferral Period, the Company shall so inform the Holder delivering such
Notice and Questionnaire and shall take the actions set forth in clauses
(i),
(ii) and (iii) above upon expiration of the Deferral Period in accordance with
Section 3(h). Notwithstanding anything contained herein to the contrary, the Company shall be under no obligation to name any Holder that is not a Notice Holder as a selling securityholder in any Registration Statement or related Prospectus; provided, however, that any Holder that becomes a Notice Holder pursuant to the provisions of Section 2(d) of this Agreement (whether or not such Holder was a Notice Holder at the time the Registration Statement was initially declared effective) shall be named as a selling securityholder in the
Registration Statement or related Prospectus subject to and in accordance with the requirements of this Section 2(d).


                  (e) The parties hereto agree that the Holders of Registrable
Securities will suffer damages, and that it would not be feasible to ascertain the extent of such damages with precision, if (i) the Initial Shelf Registration
Statement has not been filed on or prior to the Filing Deadline Date, (ii) the
Initial Shelf Registration Statement has not been declared effective under the
Securities Act on or prior to the Effectiveness Deadline Date, or (iii) the aggregate duration of Deferral Periods in any period exceeds the number of days permitted in respect of such period pursuant to Section 3(h) hereof (each of the events of a type described in any of the foregoing clauses (i) through (iii) are individually referred to herein as an "Event," and the Filing Deadline Date in the case of clause (i), the Effectiveness Deadline Date in the case of clause
(ii), and the date on which the aggregate duration of Deferral Periods in any period exceeds the number of days permitted by Section 3(h) hereof in the case of clause (iii), being referred to herein as an "Event Date"). Events shall be deemed to continue until the "Event Termination Date," which shall be the following dates with respect to the respective types of Events: the date the Initial Shelf Registration Statement is filed in the case of an Event of the type described in clause (i), the date the Initial Shelf Registration Statement is declared effective under the Securities Act in the case of an Event of the type described in clause (ii), termination of the Deferral Period that caused the limit on the aggregate duration of Deferral Periods in a period set forth in
Section 3(h) to be exceeded in the case of the commencement of an Event of the type described in clause (iii).

                  Accordingly, commencing on (and including) any Event Date and ending on (but excluding) the next date on which there are no Events that have occurred and are continuing (a "Damages Accrual Period"), the Company agrees to pay, as liquidated damages and not as a penalty, an amount (the "Liquidated Damages Amount"), payable on the Damages Payment Dates to Record Holders of then outstanding Debentures that are Registrable Securities, of then outstanding shares of Underlying Common Stock issued upon conversion of Debentures that are
Registrable Securities, if any, as the case may be, accruing, for each portion of such Damages Accrual Period beginning on and including a Damages Payment Date
(or, in respect of the first time that the Liquidation Damages Amount is to be paid to Record Holders on a Damages Payment Date as a result of the occurrence of any particular Event, beginning on and including the Event Date) and ending on but excluding the first to occur of (A) the date of the end of the Damages
Accrual Period or (B) the next Damages Payment Date, at a rate per annum equal to one-quarter of one percent (0.25%) for the first 90-day period from the Event
Date, and thereafter at a rate per annum equal to one-half of one percent (0.50%) of the aggregate principal amount of such Debentures or the aggregate
Applicable Conversion Price of the shares of Underlying Common Stock, as the case may be, in each case determined as of the Record Date; provided, that any
Liquidated Damages Amount accrued with respect to any Debenture or portion thereof called for redemption on a redemption date or converted into Underlying
Common Stock on a conversion date prior to the Damages Payment Date, shall, in any such event, be paid instead to the Holder who submitted such Debenture or portion thereof for redemption or conversion on the applicable redemption date or conversion date, as the case may be, on such date (or promptly following the conversion date, in the case of conversion). Notwithstanding the foregoing, no
Liquidated Damages Amounts shall accrue as to any Registrable Security from and after the earlier of (x) the date such security is no longer a Registrable Security and (y) expiration of the Effectiveness Period. The rate of accrual of the Liquidated Damages Amount with respect to any period shall not exceed the rate provided for in this paragraph notwithstanding the occurrence of multiple concurrent Events. Following the cure of all Events requiring the payment by the
Company of Liquidated Damages Amounts to the


Holders of Registrable Securities pursuant to this Section, the accrual of Liquidated Damages Amounts will cease (without in any way limiting the effect of any subsequent Event requiring the payment of the Liquidated Damages Amount by the Company).

                  The Trustee shall be entitled, on behalf of Holders of Debentures or Underlying Common Stock, to seek any available remedy for the enforcement of this Agreement, including for the payment of any Liquidated Damages Amount. Notwithstanding the foregoing, the parties agree that the sole remedy for a violation of the terms of this Agreement with respect to which liquidated damages are expressly provided shall be such liquidated damages.

                  All of the Company's obligations set forth in this Section 2(e) that are outstanding with respect to any Registrable Security at the time such Security ceases to be a Registrable Security shall survive until such time as all such obligations with respect to such security have been satisfied in full (notwithstanding termination of this Agreement pursuant to Section 8(j)).

                  The parties hereto agree that the liquidated damages provided for in this Section 2(e) constitute a reasonable estimate of the damages that may be incurred by Holders of Registrable Securities by reason of the failure of the Shelf Registration Statement to be filed or declared effective or available for effecting resales of Registrable Securities in accordance with the provisions hereof.

         SECTION 3. REGISTRATION PROCEDURES. In connection with the registration obligations of the Company under Section 2 hereof, the Company shall:

                  (a) Subject to section 3(h), prepare and file with the SEC such amendments and post-effective amendments to each Registration Statement as may be necessary to keep such Registration Statement continuously effective for the applicable period specified in Section 2(a); cause the related Prospectus to be supplemented by any required Prospectus supplement, and as so supplemented to be filed pursuant to Rule 424 (or any similar provisions then in force) under the Securities Act; and use reasonable efforts to comply with the provisions of the Securities Act applicable to it with respect to the disposition of all securities covered by such Registration Statement during the Effectiveness Period in accordance with the intended methods of disposition by the sellers thereof set forth in such Registration Statement as so amended or such Prospectus as so supplemented.

                  (b) As promptly as reasonably practicable give notice to the
Notice Holders and the Initial Purchaser (i) when any Prospectus, Prospectus supplement, Registration Statement or post-effective amendment to a Registration
Statement has been filed with the SEC and, with respect to a Registration Statement or any post-effective amendment, when the same has been declared effective, (ii) of any request, following the effectiveness of the Initial Shelf
Registration Statement under the Securities Act, by the SEC or any other federal or state governmental authority for amendments or supplements to any Registration Statement or related Prospectus or for additional information,
(iii) of the issuance by the SEC or any other federal or state governmental authority of any stop order suspending the effectiveness of any Registration Statement or the initiation or threatening of any proceedings for that purpose,
(iv) of the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of any of the
Registrable Securities for sale in any jurisdiction or


the initiation or threatening of any proceeding for such purpose, (v) of the occurrence of (but not the nature of or details concerning) a Material Event (provided, however, that no notice by the Company shall be required pursuant to this clause (v) in the event that the Company either promptly files a Prospectus supplement to update the Prospectus or a Form 8-K or other appropriate Exchange
Act report that is incorporated by reference into the Registration Statement, which, in either case, contains the requisite information with respect to such
Material Event that results in such Registration Statement no longer containing any untrue statement of material fact or omitting to state a material fact necessary to make the statements contained therein not misleading) and (vi) of the determination by the Company that a post-effective amendment to a Registration Statement will be filed with the SEC, which notice may, at the discretion of the Company (or as required pursuant to Section 3(h)), state that it constitutes a Deferral Notice, in which event the provisions of Section 3(h)
shall apply.

                  (c) Use reasonable efforts to obtain the withdrawal of any order suspending the effectiveness of a Registration Statement or the lifting of any suspension of the qualification (or exemption from qualification) of any of the Registrable Securities for sale in any jurisdiction in which they have been qualified for sale, in either case at the earliest possible moment or, if a Deferral Period is in effect, at the earliest possible moment after the Deferral
Period.

                  (d) If reasonably requested by the Initial Purchaser or any
Notice Holder, as promptly as reasonably practicable incorporate in a Prospectus supplement or post-effective amendment to a Registration Statement such information as the Initial Purchaser or such Notice Holder shall, on the basis of an opinion of nationally-recognized counsel experienced in such matters, determine to be required to be included therein by applicable law and make any required filings of such Prospectus supplement or such post-effective amendment;
provided, that the Company shall not be required to take any actions under this
Section 3(d) that are not, in the reasonable opinion of counsel for the Company, in compliance with applicable law or to include the disclosure which at the time would have an adverse effect on the business or operation of the Company and/ or its Subsidiaries, as determined in good faith by the Company.

                  (e) As promptly as reasonably practicable furnish to each Notice Holder and the Initial Purchaser, upon their request and without charge, at least one (1) conformed copy of the Registration Statement and any amendment thereto, including financial statements, but excluding schedules, all documents incorporated or deemed to be incorporated therein by reference and all exhibits
(unless requested in writing to the Company by such Notice Holder or the Initial
Purchaser, as the case may be).

                  (f) During the Effectiveness Period, deliver to each Notice
Holder in connection with any sale of Registrable Securities pursuant to a Registration Statement, without charge, as many copies of the Prospectus or Prospectuses relating to such Registrable Securities (including each preliminary prospectus) and any amendment or supplement thereto as such Notice Holder may reasonably request; and the Company hereby consents (except during such periods that a Deferral Notice is outstanding and has not been revoked) to the use of such Prospectus or each amendment or supplement thereto by each Notice Holder in connection with any offering and sale of the Registrable Securities covered by such Prospectus or any amendment or supplement thereto in the manner set forth therein.


                  (g) Subject to Section 3(h), prior to any public offering of the Registrable Securities pursuant to the Shelf Registration Statement, use commercially reasonable efforts to register or qualify or cooperate with the Notice Holders in connection with the registration or qualification (or exemption from such registration or qualification) of such Registrable Securities for offer and sale under the securities or Blue Sky laws of such jurisdictions within the United States as any Notice Holder reasonably requests in writing (which request may be included in the Notice and Questionnaire) it being agreed that no such registration or qualification will be made unless so requested; prior to any public offering of the Registrable Securities pursuant to the Shelf Registration Statement, use reasonable efforts to keep each such registration or qualification (or exemption therefrom) effective during the Effectiveness Period in connection with such Notice Holder's offer and sale of
Registrable Securities pursuant to such registration or qualification (or exemption therefrom) and do any and all other acts or things necessary to enable the disposition in such jurisdictions of such Registrable Securities in the manner set forth in the relevant Registration Statement and the related Prospectus; provided, that the Company will not be required to (i) qualify as a foreign corporation or as a dealer in securities in any jurisdiction where it is not otherwise qualified but for this Agreement or (ii) take any action that would subject it to general service of process in suits or to taxation in any such jurisdiction where it is not then so subject.

                  (h) Upon (A) the issuance by the SEC of a stop order suspending the effectiveness of the Shelf Registration Statement or the initiation of proceedings with respect to the Shelf Registration Statement under
Section 8(d) or 8(e) of the Securities Act, (B) the occurrence of any event or the existence of any fact (a "Material Event") as a result of which any Registration Statement shall contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, or any Prospectus shall contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, or (C) the occurrence or existence of any corporate development that, in the discretion of the Company, makes it appropriate to suspend the availability of the Shelf Registration Statement and the related Prospectus, (i) in the case of clause
(B)
above, subject to the next sentence, as promptly as reasonably practicable prepare and file a post-effective amendment to such Registration Statement or a supplement to the related Prospectus or any document incorporated therein by reference or file any other required document that would be incorporated by reference into such Registration Statement and Prospectus so that such Registration Statement does not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and such Prospectus does not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, as thereafter delivered to the purchasers of the Registrable Securities being sold thereunder, and, in the case of a post-effective amendment to a Registration Statement, subject to the next sentence, use reasonable efforts to cause it to be declared effective as promptly as is reasonably practicable, and (ii) give notice to the Notice Holders that the availability of the Shelf Registration Statement is suspended (a "Deferral Notice") and, upon receipt of any Deferral
Notice, each Notice Holder agrees to suspend the use of the Prospectus and not to sell any Registrable Securities pursuant to the Registration Statement until such Notice Holder's receipt of copies of the supplemented or amended Prospectus provided for in clause (i)


above, or until it is advised in writing by the Company that the Prospectus may be used, and has received copies of any additional or supplemental filings that are incorporated or deemed incorporated by reference in such Prospectus. The Company will use all reasonable efforts to ensure that the use of the Prospectus may be resumed (x) in the case of clause (A) above, as promptly as reasonably practicable, (y) in the case of clause (B) above, as soon as, in the sole judgment of the Company, public disclosure of such Material Event would not be prejudicial to or contrary to the interests of the Company or, if necessary to avoid unreasonable burden or expense, as soon as reasonably practicable thereafter and (z) in the case of clause (C) above, as soon as, in the discretion of the Company, such suspension is no longer appropriate. The period during which the availability of the Registration Statement and any Prospectus is suspended (the "Deferral Period") shall, without the Company incurring any obligation to pay liquidated damages pursuant to Section 2(e), not exceed sixty
(60) days in any three (3) month period or one hundred and twenty (120) days in any twelve (12) month period.

                  (i) If reasonably requested in writing in connection with a disposition of Registrable Securities pursuant to a Registration Statement, make reasonably available for inspection during normal business hours by a representative for the Notice Holders of such Registrable Securities and any broker-dealers, attorneys and accountants retained by such Notice Holders, all relevant financial and other records, pertinent corporate documents and properties of the Company and its subsidiaries, and cause the appropriate executive officers, directors and designated employees of the Company and its subsidiaries to make reasonably available for inspection during normal business hours all relevant information reasonably requested by such representative for the Notice Holders or any such broker-dealers, attorneys or accountants in connection with such disposition, in each case as is customary for similar "due diligence" examinations; provided, however, that such persons shall first agree in writing with the Company that any information that is reasonably designated by the Company in writing as confidential at the time of delivery of such information shall be kept confidential by such persons and shall be used solely for the purposes of exercising rights under this Agreement and such person shall comply with applicable securities laws, unless (i) disclosure of such information is required by court or administrative order or is necessary to respond to inquiries of regulatory authorities, (ii) disclosure of such information is required by law (including any disclosure requirements pursuant to federal securities laws in connection with the filing of any Registration Statement or the use of any Prospectus referred to in this Agreement), (iii) such information becomes generally available to the public other than as a result of a disclosure or failure to safeguard by any such person or (iv) such information becomes available to any such person from a source other than the
Company and such source is not bound by a confidentiality agreement or fiduciary obligations; and provided further, that the foregoing inspection and information gathering shall, to the greatest extent possible, be coordinated on behalf of all the Notice Holders and the other parties entitled thereto by the counsel referred to in Section 5.

                  (j) Comply with all applicable rules and regulations of the
SEC and make generally available to its securityholders earning statements (which need not be audited) satisfying the provisions of Section 11(a) of the
Securities Act and Rule 158 thereunder (or any similar rule promulgated under the Securities Act) no later than 90 days after the end of the first 12-month period constituting a fiscal year commencing on the first day of the first fiscal quarter of the first fiscal year of the Company commencing after the effective date of a Registration Statement, which statements shall cover said
12-month periods.


                  (k) Cooperate with each Notice Holder to facilitate the timely preparation and delivery of certificates representing Registrable Securities sold pursuant to a Registration Statement, and cause such Registrable Securities to be in such denominations as are permitted by the Indenture and registered in such names as such Notice Holder may request in writing at least two Business
Days prior to any sale of such Registrable Securities.

                  (l) Provide a CUSIP number for all Registrable Securities covered by each Registration Statement not later than the effective date of such
Registration Statement and provide the Trustee for the Debentures and the transfer agent for the Common Stock with certificates for the Registrable Securities that are in a form eligible for deposit with The Depository Trust Company.

                  (m) Make reasonable effort to provide such information as is required for any filings required to be made with the National Association of
Securities Dealers, Inc.

                  (n) Enter into such customary agreements and take all such other reasonable necessary actions in connection therewith (including those reasonably requested by the holders of a majority of the Registrable Securities being sold) in order to expedite or facilitate the registration or the disposition of such Registrable Securities; provided that the Company shall not be required to take any action in connection with an underwritten offering without its consent; and

                  (o) Cause the Indenture to be qualified under the TIA not later than the effective date of any Registration Statement; and in connection therewith, cooperate with the Trustee to effect such changes to the Indenture as may be required for the Indenture to be so qualified in accordance with the terms of the TIA and execute, and use reasonable efforts to cause the Trustee to execute, all documents as may be required to effect such changes, and all other forms and documents required to be filed with the SEC to enable the Indenture to be so qualified in a timely manner.

         SECTION 4. HOLDER'S OBLIGATIONS. Each Holder agrees, by acquisition of the Registrable Securities, that no Holder of Registrable Securities shall be entitled to sell any of such Registrable Securities pursuant to a Registration
Statement or to receive a Prospectus relating thereto, unless such Holder has furnished the Company with a Notice and Questionnaire as required pursuant to
Section 2(d) hereof (including the information required to be included in such
Notice and Questionnaire) and the information set forth in the next sentence.
Each Notice Holder agrees promptly to furnish to the Company all information required to be disclosed in order to make the information previously furnished to the Company by such Notice Holder not misleading and any other information regarding such Notice Holder and the distribution of such Registrable Securities as may be required to be disclosed in the Registration Statement under applicable law or pursuant to SEC comments. Each Holder further agrees to notify the Company within 10 business days of request, of the amount of Registrable Securities sold pursuant to the Registration Statement and, in the absence of a response, the Company may assume that all of the Holder's Registrable Securities were so sold.

                  In addition, each Holder agrees that:


                  (a) upon receipt of a Deferral Notice, it will keep the fact of such notice confidential, forthwith discontinue disposition of its Registrable Securities pursuant to the Registration Statement, and will not deliver any Prospectus forming part thereof until receipt of the amended or supplemented Registration Statement or Prospectus, as applicable, or until it is advised in writing by the Company that the Prospectus may be used and has received copies of any additional or supplemental filings that are incorporated or deemed incorporated by reference in such Prospectus;

                  (b) if so directed by the Company in the Deferral Notice, it will deliver to the Company (at the Company's expense) all copies, other than permanent file copies then in its possession, of the Prospectus; and

                  (c) the sale of the Registrable Securities pursuant to a Registration Statement shall only be made in the manner set forth in such currently effective Registration Statement.

         SECTION 5. REGISTRATION EXPENSES. The Company shall bear all fees and expenses incurred in connection with the performance by the Company of its obligations under Sections 2 and 3 of this Agreement whether or not any of the
Registration Statements are declared effective. Such fees and expenses shall include, without limitation, (i) all registration and filing fees (including, without limitation, fees and expenses (x) with respect to filings required to be made with the National Association of Securities Dealers, Inc. and (y) of compliance with federal and state securities or Blue Sky laws to the extent such filings or compliance are required pursuant to this Agreement (including fees and expenses of the Company's counsel)), (ii) printing expenses (including, without limitation, expenses of printing certificates for Registrable Securities in a form eligible for deposit with The Depository Trust Company), (iii) duplication expenses relating to copies of any Registration Statement or Prospectus delivered to any Holders hereunder, (iv) fees and disbursements of counsel for the Company in connection with the Shelf Registration Statement, and
(v) reasonable fees and disbursements of the Trustee and its counsel and of the registrar and transfer agent for the Common Stock. In addition, the Company shall pay the internal expenses of the Company (including, without limitation, all salaries and expenses of officers and employees performing legal or accounting duties), the expense of any annual audit, the fees and expenses incurred in connection with the listing of the Registrable Securities on any securities exchange on which the same securities of the Company are then listed and the fees and expenses of any person, including special experts, retained by the Company.

         SECTION 6. INDEMNIFICATION; CONTRIBUTION.

                  (a) The Company agrees to indemnify and hold harmless the Initial Purchaser and each holder of Registrable Securities and each person, if any, who controls the Initial Purchaser or any holder of Registrable Securities within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act, as follows:

                           (i) against any and all loss, liability, claim,
                  damage and expense whatsoever, as incurred, arising out of any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement (or any amendment
                  thereto), or the omission or alleged omission therefrom of a material


                  fact required to be stated therein or necessary to make the statements therein not misleading or arising out of any untrue statement or alleged untrue statement of a material fact included in any preliminary prospectus or the Prospectus
(or
                  any amendment or supplement thereto), or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading;

                           (ii) against any and all loss, liability, claim,
                  damage and expense whatsoever, as incurred, to the extent of the aggregate amount paid in settlement of any litigation, or any investigation or proceeding by any governmental agency or body, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission, or any such
                  alleged untrue statement or omission, provided that (subject to Section 6(d) below) any such settlement is effected with the prior written consent of the Company; and

                           (iii) against any and all expense whatsoever, as
                  incurred (including the fees and disbursements of counsel chosen by the Initial Purchaser), reasonably incurred in investigating, preparing or defending against any litigation,
                  or any investigation or proceeding by any governmental agency or body, commenced or threatened, or any claim whatsoever based upon any such untrue statement or omission, or any such
                  alleged untrue statement or omission, to the extent that any such expense is not paid under (i) or (ii) above;

PROVIDED, HOWEVER, that this indemnity agreement shall not apply to any loss,
liability, claim, damage or expense to the extent arising out of any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with written information furnished to the Company by the
Initial Purchaser, such holder of Registrable Securities (which also acknowledges the indemnity provisions herein) or any person, if any, who controls the Initial Purchaser or any such holder of Registrable Securities expressly for use in the Registration Statement (or any amendment thereto) or any preliminary prospectus or the Prospectus (or any amendment or supplement thereto); provided, further, that this indemnity agreement shall not apply to any loss, liability, claim, damage or expense (1) arising from an offer or sale
of Registrable Securities occurring during a Deferral Period, if a Deferral Notice was given to such Notice Holder in accordance with Section 8(b), or
(2)
if the Holder fails to deliver at or prior to the written confirmation of sale, the most recent Prospectus, as amended or supplemented, and such Prospectus, as amended or supplemented, would have corrected such untrue statement or omission or alleged untrue statement or omission of a material fact.

                  (b) In connection with any Shelf Registration in which a holder, including, without limitation, the Initial Purchaser, of Registrable Securities is participating, in furnishing information relating to such holder of Registrable Securities to the Company in writing expressly for use in such
Registration Statement, any preliminary prospectus, the Prospectus or any amendments or supplements thereto, the holders of such Registrable Securities agree, severally and not jointly, to indemnify and hold harmless the Initial Purchaser and each person, if any, who controls the Initial Purchaser within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange
Act and the Company, and each person, if any, who controls the Company within the meaning of either such Section, against any and all loss, liability, claim,


damage and expense described in the indemnity contained in subsection (a) of this Section, as incurred, but only with respect to untrue statements or omissions, or alleged untrue statements or omissions, made in the Registration
Statement (or any amendment thereto), or any preliminary prospectus or the Prospectus (or any amendment or supplement thereto) in reliance upon and in conformity with written information furnished to the Company by or on behalf of such holder of Registrable Securities (which also acknowledges the indemnity provisions herein) or any person, if any, who controls any such holder of Registrable Securities expressly for use in the Registration Statement (or any amendment thereto) or such preliminary prospectus or the Prospectus (or any amendment or supplement thereto).

                  The Initial Purchaser agrees to indemnify and hold harmless the Company, the holders of Registrable Securities, and each person, if any, who controls the Company or any holder of Registrable Securities within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act against any and all loss, liability, claim, damage and expense described in the indemnity contained in subsection (a) of this Section, as incurred, but only with respect to untrue statements or omissions, or alleged untrue statements or omissions, made in the Registration Statement (or any amendment thereto), or any preliminary prospectus or the Prospectus (or any amendment or supplement thereto) in reliance upon and in conformity with written information furnished to the Company by the Initial Purchaser expressly for use in the Registration
Statement (or any amendment thereto) or such preliminary prospectus or the Prospectus (or any amendment or supplement thereto).

                  (c) Each indemnified party shall give notice as promptly as reasonably practicable to each indemnifying party of any action commenced against it in respect of which indemnity may be sought hereunder, but failure to so notify an indemnifying party shall not relieve such indemnifying party from any liability hereunder to the extent it is not materially prejudiced as a result thereof and in any event shall not relieve it from any liability which it may have otherwise than on account of this indemnity agreement. The indemnifying party, upon request of the indemnified party, shall retain counsel reasonably satisfactory to the indemnified party to represent the indemnified party and any others the indemnifying party may designate in such proceeding and shall pay the fees and disbursements of such counsel related to such proceeding. In any such proceeding, any indemnified party shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such indemnified party unless (i) the indemnifying party and the indemnified party shall have mutually agreed to the retention of such counsel or (ii) the named parties to any such proceeding (including any impleaded parties) include both the indemnifying party and the indemnified party and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. It is understood that the indemnifying party shall not, in respect of the legal expenses of any indemnified party in connection with any proceeding or related proceedings in the same jurisdiction, be liable for (a) the fees and expenses of more than one separate firm (in addition to any local counsel), whose fees must be reasonable, for the Initial
Purchaser, Holders of Registrable Securities, and all persons, if any, who control the Initial Purchaser or Holders of Registrable Securities within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange
Act, collectively (b) the fees and expenses of more than one separate firm (in addition to any local counsel), whose fees must be reasonable, for the Company, and each person, if any, who controls the Company within the meaning of either such Section, and that all fees and expenses payable under (a) and (b) above shall be reimbursed as they are incurred. In the case of any such separate firm for the Initial Purchaser, Holders of Registrable Securities, and control persons of the Initial
Purchaser and Holders of Registrable Securities, such firm shall be designated in writing by the Initial Purchaser. In the case of any such separate firm for the Company, and control persons of the Company, such firm shall be designated in writing by the Company. The indemnifying party shall not be liable for any settlement of any proceeding effected without its written consent, but if settled with such consent or if there be a final non-appealable judgment for the plaintiff, the indemnifying party agrees to indemnify the indemnified party from and against any loss or liability by reason of such settlement or judgment. No indemnifying party shall, without the prior written consent of the indemnified parties, settle or compromise or consent to the entry of any judgment with respect to any litigation, or any investigation or proceeding by any governmental agency or body, commenced or threatened, or any claim whatsoever in respect of which indemnification or contribution could be sought under this
Section 6 (whether or not the indemnified parties are actual or potential parties thereto), unless such settlement, compromise or consent (i) includes an unconditional release of each indemnified party from all liability arising out of such litigation, investigation, proceeding or claim and (ii) does not include a statement as to or an admission of fault, culpability or a failure to act by or on behalf of any indemnified party.

                  (d) If at any time an indemnified party shall have requested an indemnifying party to reimburse the indemnified party for fees and expenses of counsel, such indemnifying party agrees that it shall be liable for any settlement of the nature contemplated by Section 6(a)(ii) effected without its written consent if (i) such settlement is entered into more than 45 days after receipt by such indemnifying party of aforesaid request, (ii) such indemnifying party shall have received notice of the terms of such settlement at least 30 days prior to such settlement being entered into and (iii) such indemnifying party shall not have reimbursed such indemnified party in accordance with such request prior to the date of such settlement. Notwithstanding the immediately preceding sentence, if at any time an indemnified party shall have requested an indemnifying party to reimburse the indemnified party for fees and expenses of counsel, an indemnifying party shall not be liable for any settlement of the nature contemplated by Section 6(a)(ii) effected without its consent if such indemnifying party (1) reimburses such indemnified party in accordance with such request to the extent it considers such request to be reasonable and (2) provides written notice to the indemnified party substantiating the unpaid balance as unreasonable, in each case prior to the date of such settlement.

                  (e) If the indemnification to which an indemnified party is entitled under this Section 6 is for any reason unavailable to or insufficient although applicable in accordance with its terms to hold harmless an indemnified party in respect of any losses, liabilities, claims, damages or expenses referred to therein, then each indemnifying party shall contribute to the aggregate amount of such losses, liabilities, claims, damages and expenses incurred by such indemnified party, as incurred (i) in such proportion as is appropriate to reflect the relative benefits received by the indemnifying party on the one hand and the indemnified party on the other hand from the offering of the Registrable Securities or (ii) if the allocation provided by clause (i) is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the indemnifying party on the one hand and of the indemnified party on the other hand in connection with the statements or omissions which resulted in such losses, liabilities, claims, damages or expenses, as well as any other relevant equitable considerations.


                  The relative fault of the Company on the one hand and the holders of the Registrable Securities or the Initial Purchaser on the other hand shall be determined by reference to, among other things, whether any such untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by the Company or by the holder of the Registrable Securities or the Initial Purchaser and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

                  The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 6(e) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to above in this Section 6(e). The aggregate amount of losses, liabilities, claims, damages, and expenses incurred by an indemnified party and referred to above in this Section 6(e) shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in investigating, preparing or defending against any litigation, or any investigation or proceeding by any governmental agency or body, commenced or threatened, or any claim whatsoever based upon any such untrue or alleged untrue statement or omission or alleged omission.

                  Notwithstanding the provisions of this Section 6, neither the holder of any Registrable Securities nor the Initial Purchaser, shall be required to indemnify or contribute any amount in excess of the amount by which the total price at which the Registrable Securities sold by such holder of Registrable Securities or by the Initial Purchaser, as the case may be, and distributed to the public were offered to the public exceeds the amount of any damages that such holder of Registrable Securities or the Initial Purchaser has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission.

                  No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

                  For purposes of this Section 6(e), each person, if any, who controls the Initial Purchaser or any holder of Registrable Securities within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange
Act shall have the same rights to contribution as the Initial Purchaser or such holder, and each person, if any, who controls the Company within the meaning of
Section 15 of the Securities Act or Section 20 of the Exchange Act shall have the same rights to contribution as the Company.

         SECTION 7. INFORMATION REQUIREMENTS. The Company covenants that, if at any time before the end of the Effectiveness Period the Company is not subject to the reporting requirements of the Exchange Act, the Company will cooperate with any Holder of Registrable Securities and take such further reasonable action as any Holder of Registrable Securities may reasonably request in writing
(including, without limitation, making such reasonable representations as any such Holder may reasonably request), all to the extent required from time to time to enable such Holder to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by Rule 144 and Rule 144A under the Securities Act and customarily taken in connection with sales pursuant to such exemptions.


         SECTION 8. MISCELLANEOUS; NO CONFLICTING AGREEMENTS. Except for such agreements that will be waived or amended prior to the filing of the Registration Statement, the Company is not, as of the date hereof, a party to, nor shall the Company, on or after the date of this Agreement, enter into any agreement with respect to its securities that conflicts with the rights granted to the Holders of Registrable Securities in this Agreement. Except for such agreements that will be waived or amended prior to the filing of the Registration Statement, the Company represents and warrants that the rights granted to the Holders of Registrable Securities hereunder do not in any way conflict with the rights granted to the holders of either the Company's or the
Guarantor's respective other issued and outstanding securities under any other agreements.

                  (a) AMENDMENTS AND WAIVERS. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the Company has obtained the written consent of Holders of a majority of the then outstanding Underlying Common Stock constituting Registrable Securities (with Holders of Debentures deemed to be the Holders, for purposes of this Section, of the number of outstanding shares of Underlying Common Stock into which such Debentures are or would be convertible or exchangeable as of the date on which such consent is requested). Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders of Registrable Securities whose securities are being sold pursuant to a Registration Statement and that does not directly or indirectly affect the rights of other Holders of Registrable Securities may be given by Holders of at least a majority of the Registrable Securities being sold by such Holders pursuant to such Registration Statement; provided, that the provisions of this sentence may not be amended, modified, or supplemented except in accordance with the provisions of the immediately preceding sentence. Each Holder of Registrable
Securities outstanding at the time of any such amendment, modification, supplement, waiver or consent or thereafter shall be bound by any such amendment, modification, supplement, waiver or consent effected pursuant to this
Section 8(a), whether or not any notice, writing or marking indicating such amendment, modification, supplement, waiver or consent appears on the Registrable Securities or is delivered to such Holder.

                  (b) NOTICES. All notices and other communications provided for or permitted hereunder shall be made in writing by hand delivery, by telecopier, by courier guaranteeing overnight delivery or by first-class mail, return receipt requested, and shall be deemed given (i) when made, if made by hand delivery, (ii) upon confirmation, if made by telecopier, (iii) one (1) Business
Day after being deposited with such courier, if made by overnight courier or
(iv) on the date indicated on the notice of receipt, if made by first-class mail, to the parties as follows:

                  (w) if to a Holder of Registrable Securities that is not a Notice Holder, at the address for such Holder then appearing in the Registrar
(as defined in the Indenture);

                  (x) if to a Notice Holder, at the most current address given by such Holder to the Company in a Notice and Questionnaire or any amendment thereto;

                  (y) if to the Company, to:


                           Carnival Corporation
                           3655 N.W. 87th Avenue
                           Miami, FL 33178-2428
                           Attention: Arnaldo Perez, Esq., General Counsel Telecopier No.:

                           with a copy to:

                           Paul, Weiss, Rifkind, Wharton & Garrison
                           1285 Avenue of the Americas
                           New York, N.Y.  10019
                           Attention: John C. Kennedy, Esq.
                           Telecopier No.:  (212) 373-2042

                           and

                  (z) if to the Initial Purchaser, to:

                           Merrill Lynch & Co.,
                           Merrill Lynch, Pierce, Fenner & Smith
                                       Incorporated
                           North Tower
                           World Financial Center
                           New York, New York 10080
                           Attention: Mark Hagan
                           Telecopy No.:  (212) 449-9143

or to such other address as such person may have furnished to the other persons identified in this Section 8(c) in writing in accordance herewith.

                  (c) APPROVAL OF HOLDERS. Whenever the consent or approval of
Holders of a specified percentage of Registrable Securities is required hereunder, Registrable Securities held by the Company or its affiliates (as such term is defined in Rule 405 under the Securities Act) (other than the Initial
Purchaser or subsequent Holders of Registrable Securities if such subsequent Holders are deemed to be such affiliates solely by reason of their holdings of such Registrable Securities) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

                  (d) SUCCESSORS AND ASSIGNS. Any person who purchases any Registrable Securities from the Initial Purchaser shall be deemed, for purposes of this Agreement, to be an assignee of the Initial Purchaser. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties and shall inure to the benefit of and be binding upon each
Holder of any Registrable Securities.

                  (e) COUNTERPARTS. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be original and all of which taken together shall constitute one and the same agreement.


                  (f) HEADINGS. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

                  (g) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

                  (h) SEVERABILITY. If any term, provision, covenant or restriction of this Agreement is held to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated thereby, and the parties hereto shall use their best efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction, it being intended that all of the rights and privileges of the parties shall be enforceable to the fullest extent permitted by law.

                  (i) ENTIRE AGREEMENT. This Agreement is intended by the parties as a final expression of their agreement and is intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and the registration rights granted by the Company with respect to the Registrable Securities. Except as provided in the Purchase Agreement, there are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein, with respect to the registration rights granted by the
Company with respect to the Registrable Securities. This Agreement supersedes all prior agreements and undertakings among the parties solely with respect to such registration rights.

                  (j) TERMINATION. This Agreement and the obligations of the parties hereunder shall terminate upon the end of the Effectiveness Period, except for any liabilities or obligations under Sections 4, 5 or 6 hereof and the obligations to make payments of and provide for Liquidated Damages under
Section 2(e) hereof to the extent such damages accrue prior to the end of the
Effectiveness Period, each of which shall remain in effect in accordance with its terms.


                  IN WITNESS WHEREOF, the parties have executed this Registration Rights Agreement as of the date first written above.

                                       CARNIVAL CORPORATION


                                       By:/s/ Arnaldo Perez
                                          -----------------------------
                                          Name: Arnaldo Perez
                                          Title: Vice President &
                                          General Councel


Accepted as of the date first above written:

MERRILL LYNCH & CO.
MERRILL LYNCH, PIERCE, FENNER & SMITH
                      INCORPORATED

By: /s/ Jon Kline
   -------------------------------------
           Authorized Signatory




EXHIBIT 12

                                CARNIVAL CORPORATION
                         RATIO OF EARNINGS TO FIXED CHARGES
                           (in thousands, except ratios)



                                            Six Months Ended May 31,
                                             2001             2000

Net income                                 $314,913         $375,473
Income tax benefit                           (8,071)          (7,291)
Income before income tax benefit            306,842          368,182

Adjustment to Earnings:
  Dividends received and
    loss from affiliated operations          56,910           19,019

Earnings as adjusted                        363,752          387,201

Fixed Charges:
  Interest expense, net                      62,110           15,460
  Interest portion of rent expense(1)         1,707            1,672
  Capitalized interest                       14,524           21,532

Total fixed charges                          78,341           38,664

Fixed charges not affecting earnings:
  Capitalized interest                      (14,524)         (21,532)
Earnings before fixed charges              $427,569         $404,333

Ratio of earnings to fixed charges              5.5x            10.5x


(1) Represents one-third of rent expense, which management believes to be representative of the interest portion of rent expense.





13

2



3
25


[NYCorp.1296059v1]	i

	i
[NYCorp.1296059v1]	i