Form 10-Q
period 2001-08-31
CARNIVAL CORP
filed 2001-09-28
CIK 815097

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

     Common stock, $.01 par value - 586,164,247 shares as of September 26,
200

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.
CARNIVAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                  (in thousands, except par value)

                                                   August 31,    November 30,
                                                      2001           2000
ASSETS
Current Assets
  Cash and cash equivalents                        $ 1,155,236     $  189,282
  Accounts receivable, net                             113,455         95,361
  Consumable inventories                                96,337        100,451
  Prepaid expenses and other                           142,220        164,388
  Fair value of hedged firm commitments                118,486
    Total current assets                             1,625,734        549,482

Property and Equipment, Net                          8,427,846      8,001,318

Investments in and Advances to Affiliates                             437,391

Goodwill, less Accumulated Amortization of
  $113,031 and $99,670                                 662,339        701,385

Other Assets                                           180,288        141,744

Fair Value of Hedged Firm Commitments                  379,599
                                                   $11,275,806     $9,831,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                $   181,848     $  248,219
  Accounts payable                                     299,534        332,694
  Accrued liabilities                                  307,940        302,585
  Customer deposits                                    750,393        770,425
  Dividends payable                                     61,547         61,371
  Fair value of derivative contracts                   120,007
    Total current liabilities                        1,721,269      1,715,294

Long-Term Debt                                       2,478,482      2,099,077

Deferred Income and Other Long-Term Liabilities        145,984        146,332

Fair Value of Derivative Contracts                     383,655

Commitments and Contingencies (Note 5)

Shareholders' Equity
  Common stock; $.01 par value; 960,000 shares
    authorized; 620,006 and 617,568 shares
    issued                                               6,200          6,176
  Additional paid-in capital                         1,805,050      1,772,897
  Retained earnings                                  5,501,532      4,884,023
  Unearned stock compensation                          (13,590)       (12,283)
  Accumulated other comprehensive loss                 (25,139)       (75,059)
  Treasury stock; 33,848 and 33,087 shares at cost    (727,637)      (705,137)
    Total shareholders' equity                       6,546,416      5,870,617
                                                   $11,275,806     $9,831,320

The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     (in thousands, except per share data)




                                     Nine Months            Three Months
                                   Ended August 31,        Ended August 31,
                                  2001         2000        2001       2000

Revenues                      $3,576,649    $2,928,216  $1,489,918  $1,228,211
Costs and Expenses
  Operating expenses           1,920,832     1,577,285     719,378     614,724
  Selling and administrative     457,252       361,035     146,797     119,329
  Depreciation and amortization  280,958       211,140      97,008      75,248
  Impairment loss                101,389                   101,389
                               2,760,431     2,149,460   1,064,572     809,301

Operating Income Before
  (Loss) Income From Affiliated
  Operations                     816,218       778,756     425,346     418,910

(Loss) Income From Affiliated
  Operations, Net                (44,024)       (4,361)                  1,548

Operating Income                 772,194       774,395     425,346     420,458

Nonoperating Income (Expense)
  Interest income                 22,750        14,051      12,972       2,592
  Interest expense, net of
    capitalized interest         (92,210)      (25,198)    (30,100)     (9,738)
  Other income (expense), net    105,459        12,241      93,133      (6,005)
  Income tax benefit (expense)     1,695        (3,826)     (6,376)    (11,117)
                                  37,694        (2,732)     69,629     (24,268)
Net Income                    $  809,888    $  771,663  $  494,975   $ 396,190



Earnings Per Share:
  Basic                            $1.39         $1.28        $.84        $.67
  Diluted                          $1.38         $1.27        $.84        $.67



The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)
                                             Nine Months Ended August 31,
                                                 2001           2000
OPERATING ACTIVITIES
Net income                                   $  809,888     $  771,663
Adjustments to reconcile net income
  to net cash provided from operations:
    Depreciation and amortization               280,958        211,140
    Dividends received and loss
      from affiliated operations, net            56,910         20,827
    Other, net                                   (2,009)         3,819
Changes in operating assets and liabilities:
  (Increase)decrease in:
    Receivables                                 (18,275)       (26,916)
    Consumable inventories                        4,114         (8,334)
    Prepaid expenses and other                   23,018        (21,851)
  (Decrease) increase in:
    Accounts payable                            (33,160)        32,744
    Accrued liabilities                           4,137         (7,288)
    Customer deposits                           (20,032)        25,866
      Net cash provided from operating
        activities                            1,105,549      1,001,670

INVESTING ACTIVITIES
Additions to property and equipment            (713,328)      (882,460)
Proceeds from sale of investments
  in affiliates, net                            531,471            303
Other, net                                      (23,931)         4,827
      Net cash used for investing activities   (205,788)      (877,330)

FINANCING ACTIVITIES
Proceeds from long-term debt                  1,972,566        395,930
Principal payments of long-term debt         (1,708,746)       (10,476)
Dividends paid                                 (184,297)      (192,964)
Proceeds from issuance of common stock, net       5,076          7,677
Purchase of treasury stock                                    (705,137)
Debt issuance costs                             (16,351)
      Net cash provided from (used for)
        financing activities                     68,248       (504,970)
Effect of exchange rate changes on cash and
  cash equivalents                               (2,055)      _______
      Net increase (decrease) in cash and
        cash equivalents                        965,954       (380,630)
Cash and cash equivalents at beginning
  of period                                     189,282        521,771
Cash and cash equivalents at end of period   $1,155,236     $  141,141

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

     The accompanying consolidated balance sheet at August 31, 2001 and the consolidated statements of operations for the nine and three months ended August 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended August 31, 2001 and 2000 are unaudited and, in the opinion of our management, contain all adjustments necessary for a fair presentation. All the adjustments are of a normal recurring nature, except for our impairment loss adjustment (see Note 8). During fiscal 2000, we accounted for our 50% interest in Costa's operating results using the equity method and recorded our portion of Costa's operating results as earnings from affiliated operations. Since we acquired the remaining 50% interest in Costa in late 2000, commencing in fiscal 2001, Costa's results of operations were consolidated in the same manner as our other subsidiaries.

     Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands) (See Note 8):

                                          August 31,          November 30,
                                            2001                 2000


Ships                                    $8,907,117            $8,575,563
Ships under construction                    546,516               320,480
                                          9,453,633             8,896,043
Land, buildings and improvements            273,893               278,338
Transportation equipment and other          346,559               311,282

Total property and equipment             10,074,085             9,485,663

Less accumulated depreciation and
  amortization                           (1,646,239)           (1,484,345)
                                         $8,427,846            $8,001,318




     Capitalized interest, primarily on ships under construction, amounted to $21.3 million and $32.9 million for the nine months ended August 31, 2001 and 2000, respectively, and $6.8 million and $11.4 million for the three months ended August 31, 2001 and 2000, respectively.

NOTE 3 - LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):



                                            August 31,        November 30,
                                              2001 (a)          2000 (a)

Euro note, secured by one ship, bearing
  interest at euribor plus 0.5% (4.8% at
  August 31, 2001), due through 2008        $  128,554        $  141,628
Unsecured debentures and notes, bearing
  interest at rates ranging from 6.15% to
  7.7%, due through 2028                       848,749           848,657
Unsecured euro notes, bearing interest at
  rates ranging from euribor plus 0.19% to
  euribor plus 1.0% (4.7% to 5.4% at
  August 31, 2001), due 2001, 2005
  and 2006 (b)                                 780,743           475,400
Unsecured euro notes, bearing interest at 5.57%,
  due in 2006                                  272,074
Commercial paper                                                 342,846
Unsecured euro note, bearing interest at
  euribor plus 0.25%                                             338,676
$200 million multi-currency revolving credit
  facility drawn in euros                                        160,862
Unsecured 2% convertible debentures,
  due in 2021                                  600,000
Other                                           30,210            39,227
                                             2,660,330         2,347,296
Less portion due within one year              (181,848)         (248,219)
                                            $2,478,482        $2,099,077

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro denominated notes have been translated to U.S. dollars at the period end exchange rate.

(b) In May 2001, we entered into a five-year, $235 million unsecured euro denominated revolving credit facility, of which $207 million was available at August 31, 2001. We intend to refinance a $70 million unsecured euro note, due in 2001, with proceeds from this revolver and, accordingly, have classified this $70 million of outstanding debt as long-term in the August 31, 2001 balance sheet.

     In April 2001 we issued $600 million of unsecured 2% debentures which are convertible into our common stock at a conversion price of $39.14 per share, subject to adjustment, during any fiscal quarter for which the closing price of our common stock is greater than $43.05 for 20 out of the last 30 trading days of the preceding fiscal quarter. This condition was not met during the periods ended August 31, 2001 and, accordingly, the 15.3 million shares issuable upon conversion are not included in our earnings per share computation (see Note 10). Upon conversion of the debentures we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock with a total value equal to the value of the common stock otherwise deliverable. Subsequent to April 15, 2008, we may redeem the debentures for cash at their face value plus any unpaid accrued interest. In addition, at the option of the debenture holders, on any April 15 of 2005, 2008, and 2011, we may be required to repurchase any outstanding debentures at their face value plus any unpaid accrued interest. If such option is exercised by the holders, we may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock.

     Effective July 2001, we replaced our $1 billion unsecured revolving credit facility and our $200 million unsecured multi-currency revolving credit facility with a $1.4 billion unsecured multi-currency revolving credit facility, due June 2006. The new revolving credit facility bears interest at libor/euribor plus 17 basis points ("BPS"), which will vary based on changes to our debt rating, if any, and provides for a facility fee of eight BPS. Similar to our prior facility, our commercial paper program is supported by this new facility and, accordingly, any funds outstanding under our commercial paper program reduces the aggregate amount available under this facility

NOTE 4 - SHAREHOLDERS' EQUITY

     Our Articles of Incorporation authorize our Board of Directors, at its discretion, to issue up to 40 million shares of preferred stock. The preferred stock is issuable in series which may vary as to certain rights and preferences at the discretion of our Board of Directors and has a $.01 par value. At August 31, 2001 and November 30, 2000, no preferred stock had been issued.

     During the nine months ended August 31, 2001 and 2000, we declared cash dividends of $.315 per share each period, or an aggregate of $184.5 million and $189.7 million, respectively.



NOTE 5 - COMMITMENTS AND CONTINGENCIES

Ship Commitments


     A description of ships under contract for construction at August 31, 2001 was as follows (dollars in millions):


                    Expected                                 Estimated
                    Service                    Passenger       Total
Ship                      Date(1)     Shipyard      Capacity(2)      Cost(3)

                         C>

Carnival Cruise Lines
  Carnival Pride           1/02      Masa-Yards (4)     2,124      $  375
  Carnival Legend          8/02      Masa-Yards (4)     2,124         375
  Carnival Conquest       12/02      Fincantieri        2,974         500
  Carnival Glory           8/03      Fincantieri        2,974         500
  Carnival Miracle         4/04      Masa-Yards (4)     2,124         375
  Carnival Valor          11/04      Fincantieri(4)     2,974         500
    Total Carnival Cruise Lines                        15,294       2,625

Holland America Line
  Zuiderdam               11/02      Fincantieri(4)     1,848         410
  Oosterdam                7/03      Fincantieri(4)     1,848         410
  Newbuild                 2/04      Fincantieri(4)     1,848         410
  Newbuild                10/04      Fincantieri(4)     1,848         410
  Newbuild                 6/05      Fincantieri(4)     1,848         410
    Total Holland America Line                          9,240       2,050

Costa Cruises
  Costa Mediterranea       7/03      Masa-Yards (5)     2,114         340
  Costa Fortuna            1/04      Fincantieri(6)     2,720         395
  Costa Magica            12/04      Fincantieri(6)     2,720         395
     Total Costa Cruises                                7,554       1,130

Cunard Line
  Queen Mary 2            12/03      Chantiers de
                                     l'Atlantique(4)    2,620         780
     Total Cunard Line                                  2,620         780

       Total                                           34,708      $6,585



  (1) The expected service date is the date the ship is currently expected to begin revenue generating activities.
  (2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
  (4) These construction contracts are denominated in German marks, Italian lira or euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
  (5) This construction contract is denominated in German marks which has a fixed exchange rate with Costa's functional currency, which is the Italian lira. The estimated total cost has been translated into U.S. dollars using the August 31, 2001 exchange rate.
  (6) These construction contracts are denominated in Italian lira, and the estimated total costs have been translated into U.S. dollars using the August 31, 2001 exchange rate.

     In connection with the ships under contract for construction, we have paid approximately $547 million through August 31, 2001 and we anticipate paying approximately $940 million during the twelve months ending August 31, 2002 and approximately $5.1 billion thereafter.

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

     Carnival recently entered into an agreement to settle the Passenger Complaint filed against it. A final order and judgment approving the settlement was signed by the trial court. Under the settlement agreement, Carnival will issue travel vouchers with a face value of $25-$55 depending on specified criteria, to certain of its passengers who sailed between April 1992 and June 1997. The vouchers also provide class members with a cash redemption option of up to 20% of the face value. The aggregate face value of travel vouchers that Carnival will issue, assuming no cash redemptions, is approximately $125 million. Alternatively, if all passengers elect the cash redemption feature, the vouchers could be redeemed for approximately $25 million in cash. Pursuant to the settlement, Carnival has paid the plaintiffs' legal fees awarded by the court.

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

     At August 31, 2001 and November 30, 2000, an estimated accrued liability of approximately $19 million and $24 million, respectively, has been included in the accompanying balance sheets for the estimated cash redemptions and settlement costs of the Passenger Complaints.

     If the Passenger Complaint settlements are implemented as described above, the amount and timing of the travel vouchers to be redeemed for travel and the effects of the travel voucher redemption on revenues are not reasonably determinable. Accordingly, we will account for the non-cash redemption of the vouchers as a reduction of future revenues.

     Several actions have been filed against Carnival, Holland America Tours and Costa alleging that they violated the Americans with Disabilities Act ("ADA") by failing to make certain of their cruise ships accessible to individuals with disabilities (collectively the "ADA Complaints"). Plaintiffs seek injunctive relief and fees and costs. Carnival has reached an agreement with the plaintiffs to settle its ADA Complaint. Pursuant to the agreement, Carnival would make certain modifications to its existing 15 ships. A hearing was held in September where certain procedural objections were raised. We anticipate the court issuing a final decision on whether to grant final approval of the settlement in late October. We believe that the estimated total cost of the modifications will not have a material effect on our financial position. The actions against Holland America Tours and Costa are proceeding.

     Several actions filed in the U.S. District Court for the Southern District of Florida against us and four of our officers on behalf of a purported class of purchasers of common stock of the Company were consolidated into one action in Florida (the "Stock Purchase Complaint"). The plaintiffs are claiming that statements we made in public filings violate federal securities laws and seek unspecified compensatory damages, attorneys' fees and costs and expert fees. This action is proceeding.

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

     Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under an approximate $70 million contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is expected that the arbitration tribunal's decision will be made at the earliest by mid-2003. In the event that an award is given in favor of Cammell Laird the amount of damages which Costa will have to pay, if any, is not currently determinable. In addition, it is not currently possible to determine the ultimate outcome of this matter, however, we believe that the arbitration proceeding will result in a favorable outcome for us.

     In the normal course of business, various other claims and lawsuits have been filed or are pending against us. The majority of these claims and lawsuits are covered by insurance. We believe the outcome of any such suits, which are not covered by insurance, would not have a material adverse effect on our financial statements.

Contingent Obligations

     We have certain contingent obligations, including letters of credit, to participants in lease out and lease back type transactions for three ships which, at August 31, 2001, totaled approximately $780 million. Only in the remote event of nonperformance by certain major financial institutions, all of which have long-term credit ratings of AAA or AA, would we be required to make any payments under these contingent obligations. Between 2017 and 2022, as applicable, we have the right to exercise purchase options that would terminate these transactions.

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective December 1, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value and the changes in fair value must be included in earnings. If a derivative is a fair value hedge, changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged firm commitments. If a derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in comprehensive income until the underlying hedged item is recognized in earnings. The ineffective portion of a hedge derivative's change in fair value is immediately recognized in earnings. For the periods ended August 31, 2001, all net changes in the fair value of both the fair value hedges and the related hedged firm commitments and the cash flow hedges were immaterial, as were any ineffective portions of these hedges.

     We have not made any changes to our hedge-related risk management policies as a result of adopting SFAS No. 133. The fair value of hedged firm commitment assets on our balance sheet principally represents the unrealized gains on our shipbuilding commitments denominated in foreign currencies because of the strengthening of the dollar versus these currencies. The fair value of derivative contract liabilities principally represents the unrealized losses on our forward foreign currency contracts relating to those same shipbuilding commitments, which are used to fix the cost of our shipbuilding commitments in U.S. dollars.

NOTE 7 - COMPREHENSIVE INCOME

     Comprehensive income was as follows (in thousands):



                                        Nine Months         Three Months
                                     Ended August 31,     Ended August 31,
                                     2001       2000      2001       2000


Net income                        $809,888   $771,663  $494,975   $396,190
SFAS No. 133 transition adjustment  (4,214)
Changes in securities valuation
  allowance                          7,782     (1,286)     (351)       404
Foreign currency translation
  adjustment                        48,031    (49,635)   64,995    (14,402)
Changes related to cash
  flow derivative hedges            (1,679)                (848)
Total comprehensive income        $859,808   $720,742  $558,771   $382,192


NOTE 8 - IMPAIRMENT LOSS

     During the third quarter of fiscal 2001 we reviewed our long-term assets for which there were indications of possible impairment. The assets we reviewed were primarily from our Cunard and Seabourn brands since we had experienced continued losses from these luxury brands and had recently restructured their operations and made changes to their senior management.
 In addition, in the third quarter we sold two Seabourn ships to an unaffiliated third party and announced the transfers of a third Seabourn ship to our Holland America brand. As a result of this review, we recorded an impairment loss of approximately $101 million which consisted principally of a $36 million write-off of Seabourn goodwill, a $53 million reduction in the carrying value of ships, primarily from the Seabourn and Cunard brands, and an $11 million loss related to the sale of the Seabourn Goddess I and II. The impaired ships' fair values were based primarily on third party appraisals and the fair value of the goodwill was based on discounted cash flows.


NOTE 9 - SEGMENT INFORMATION

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

     Selected segment information was as follows (in thousands):



                                  Nine Months Ended     Nine Months Ended
                                     August 31, 2001       August 31, 2000

                                            Operating             Operating
                                             income                 income
                                 Revenues    (loss)     Revenues    (loss)

Cruise                         3,412,197  $818,801(a) 2,746,515  $774,598
Tour                             212,358     6,686      237,019    14,631
Affiliated operations (b)                  (44,024)                (4,361)
Intersegment elimination         (47,906)               (55,318)
Corporate                                   (9,269)               (10,473)
                              $3,576,649  $772,194   $2,928,216  $774,395


                                 Three Months Ended   Three Months Ended
                                     August 31, 2001       August 31, 2000

                                            Operating             Operating
                                             income                 income
                                 Revenues    (loss)     Revenues    (loss)

Cruise                       $ 1,357,606  $403,209(a) 1,083,380  $389,767

Tour                             173,600    24,847      192,251    32,577
Affiliated operations (b)                                           1,548
Intersegment elimination         (41,288)               (47,420)
Corporate                                   (2,710)                (3,434)
                             $ 1,489,918  $425,346   $1,228,211  $420,458

(a) Includes a $101 million impairment loss (see Note 8).

(b) On June 1, 2001 we sold our investment in Airtours plc which resulted in a nonoperating net gain of approximately $100 million and net cash proceeds of approximately $492 million. Accordingly, we did not record any equity in the earnings or losses from the affiliated operations of Airtours after our quarter ended May 31, 2001. However, we did record a direct charge of $7.9 million to our retained earnings in the third quarter of fiscal 2001 which represented our share of Airtours' losses for April and May 2001, since we had been on a two-month reporting lag.


Selected segment information which is not included in our consolidated operations for our affiliated operations segment was as follows (in thousands):

                                  Nine Months              Three Months
                                Ended August 31,      Ended August 31, 2000

                                 2001         2000


Revenues                      $3,131,848  $4,337,039         $1,829,956
Net loss                      $ (160,258) $  (48,807)        $     (355)


The table above represents 100% of our affiliated companies' results of operations, and excludes Airtours after May 31, 2001 and includes Costa in 2000 but not in 2001.

NOTE 10 - EARNINGS PER SHARE

     Basic and diluted earnings per share were computed as follows (in thousands, except per share data):


                                      Nine Months         Three Months
                                    Ended August 31,     Ended August 31,
                                    2001       2000      2001       2000

Net income                       $809,888   $771,663   $494,975   $396,190

Weighted average common shares
  outstanding                     584,698    604,692    586,078    591,032
Dilutive effect of employee
  stock plans                       2,046      2,346      1,432      1,521
Dilutive weighted average shares
  outstanding                     586,744    607,038    587,510    592,553

Basic earnings per share         $   1.39   $   1.28   $    .84   $    .67
Diluted earnings per share       $   1.38   $   1.27   $    .84    $   .67


NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. Our adoption of this SAB on September 1, 2001 did not have a material impact on our financial statements.

     In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of this standard is not expected to have a material effect on our financial statements.

     SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual impairment review of these intangible assets. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions will immediately apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early adoption is permitted at the beginning of our fiscal 2002. We have not yet determined if we will early adopt SFAS No. 142, which will require us to both cease amortization of our remaining net unamortized goodwill and to perform an initial impairment test of our existing goodwill as of the adoption date. We are currently evaluating the impact of such adoption on our financial statements.



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

RESULTS OF OPERATIONS

     We earn our cruise revenues primarily from:
- the sale of passenger cruise tickets, which includes accommodations, meals, and most onboard activities,
- the sale of air transportation to and from the cruise ships and
- the sale of goods and services on board the cruise ships, such as casino gaming, bar sales, gift shop sales and other related services.

We also derive revenues from the tour and related operations of Holland America Tours.

     For selected segment information related to our revenues, operating income and affiliated operations segment see Note 9 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information was as follows:



                                  Nine Months             Three Months
                                 Ended August 31,        Ended August 31,
                                2001         2000       2001         2000


Revenues                        100%         100%       100%          100%

Costs and Expenses
  Operating expenses             54           54         48            50
  Selling and administrative     12           12         10            10
  Depreciation and amortization   8            7          7             6
  Impairment loss                 3            -          7             -
Operating Income Before Loss
  from Affiliated Operations     23           27         28            34
Loss from Affiliated
  Operations, Net                (1)          (1)         -             -
Operating Income                 22           26         28            34
Nonoperating Income (Expense)     1            -          5            (2)
Net Income                       23%          26%        33%           32%

Selected Statistical Information (in thousands):
  Passengers carried          2,596        1,995        994           786
  Available lower berth days 15,500       11,808      5,405         4,104
  Occupancy percentage        107.0%       106.1%     113.0%        112.4%

Note: Commencing in fiscal 2001, our statements of operations and selected statistical information include the consolidation of Costa's results of operations. In fiscal 2000, Costa's results of operations were included in affiliated operations and were not included in the 2000 statistical information.

OUTLOOK FOR FOURTH QUARTER OF FISCAL 2001 AND FISCAL 2002

     This outlook is based on preliminary indications only and actual results for the fourth quarter of fiscal 2001 may differ. See "PART II. OTHER INFORMATION Item 5.(a) Forward-Looking Statements".

     As a result of the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon and their significant effect on leisure travel, our operating results will be negatively impacted. During the ten days subsequent to September 10, 2001, our new booking levels were running at 50 percent to 60 percent of expected levels. In addition, our cancellation levels since the attacks have been higher than expected. Subsequent to our third quarter earnings announcement on September 20, 2001, new booking levels have improved to over 65% of prior year levels, and cancellations have started to decrease. We estimate that we had reduced revenues and additional costs totaling approximately $20 million in the week following September 11, a large portion of which was caused by guests' inability to reach cruise embarkation ports because of the curtailment of airline operations. At this time, it is too early to reasonably estimate the impact of these events on our fourth quarter of fiscal 2001 or fiscal 2002 results. We do expect that we will have an increase in insurance expense and certain operating costs, but have not yet quantified the amounts. However, we still expect to be profitable for the fiscal 2001 fourth quarter. See "Liquidity and Capital Resources" for a further discussion of our financial position and our liquidity. We continue to direct our efforts to take whatever steps are necessary to mitigate the negative impact of these events. In that regard, we are currently considering changes in certain of our itineraries. Our competitors have also recently announced several changes in their itineraries.

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

     Through fiscal 2000, we recorded our share of Airtours' and Costa's operating results in earnings from affiliated operations on a two-month lag basis. Beginning in fiscal 2001, all of Costa's results of operations were consolidated into our financial statements on a current month basis, thus eliminating the two-month lag in reporting Costa's results of operations. This change in the timing of reporting periods, as well as Costa's greater seasonality, has increased the seasonality of our quarterly results of operations, most significantly between our third and fourth fiscal quarters. Costa's seasonally strong summer results of operations have been recorded in our third quarter in fiscal 2001 versus in the fourth quarter in fiscal 2000. Costa's net income increased $42 million in the third quarter of 2001, most of which was due to the elimination of this two-month lag and the full consolidation of Costa.

     In addition, on June 1, 2001 we sold our investment in Airtours and, accordingly, we ceased recording Airtours' results in our affiliated operations as of the end of our second quarter of fiscal 2001. Historically, Airtours' results have been very seasonal, with losses recorded in the first half of our fiscal year and substantially all of Airtours' profits being recognized in our fourth quarter.

     Average passenger capacity for our cruise brands, excluding Costa, is currently expected to increase by approximately 6.4% in the fourth quarter of fiscal 2001 as compared to the same period of fiscal 2000. This increase is primarily a result of the introduction into service of the Carnival Spirit in April 2001 and Holland America's Amsterdam in October 2000, partially offset by the withdrawal from service of Holland America's Nieuw Amsterdam in October 2000. The consolidation of Costa in fiscal 2001 is expected to increase our consolidated capacity by an additional 20.6% in the fourth quarter of fiscal 2001, although the impact on our net income will be much less, as a majority of Costa's net income was included in affiliated operations in prior years.

     The year over year percentage increase in our average passenger capacity resulting primarily from the delivery of ships currently under contract for construction for fiscal 2002 and 2003 is currently expected to approximate 6% and 14%, respectively.

NINE MONTHS ENDED AUGUST 31, 2001 ("2001") COMPARED
TO NINE MONTHS ENDED AUGUST 31, 2000 ("2000")

     Revenues

     Revenues increased $648.4 million, or 22.1%, in 2001 compared to 2000, due to a 24.2% increase in cruise revenues. Approximately $456 million of the cruise revenue increase was due to the consolidation of Costa, and $210 million was due to increased cruise revenues from our other brands. The other brands' cruise revenue change resulted from an increase of approximately 10.8% in passenger capacity and a 1.2% increase in occupancy rates, partially offset by a 4.4% decrease in gross revenue per passenger cruise day. The decrease in gross revenue per passenger cruise day was primarily due to lower cruise ticket prices for this year's New Year's cruises compared to the higher-priced Millennium/New Year's sailings last year. In addition, our luxury cruise brands, which comprised approximately 10% of our capacity, realized significantly lower pricing during most of 2001 compared to the same period last year.

     Costs and Expenses

     Operating expenses increased $343.5 million, or 21.8%, in 2001 compared to 2000. Cruise operating costs increased by $352.6 million, or 24.4%, to $1.80 billion in 2001 from $1.44 billion in 2000. Approximately $262 million of the cruise operating cost increase was due to the consolidation of Costa, and the remaining $91 million of the increase was from our other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily due to additional costs associated with the 10.8% increase in passenger capacity, partially offset by a 4.1% decrease in operating expenses per available berth day. Excluding Costa, cruise operating costs as a percentage of cruise revenues were 51.9% and 52.6% in 2001 and 2000, respectively.

     Selling and administrative expenses increased $96.2 million, or 26.7%, to $457.3 million in 2001 from $361.0 million in 2000. Approximately $72 million of this increase was due to the consolidation of Costa, and the remaining $24 million was from our other brands. Selling and administrative expenses, excluding Costa, increased primarily as a result of the 10.8% increase in passenger capacity, partially offset by a 2.2% decrease in selling and administrative expenses per available berth day. Excluding Costa, selling and administrative expenses as a percentage of revenues were 12.3% during both 2001 and 2000.

     Depreciation and amortization increased $69.8 million, or 33.1%, in 2001 compared to 2000. This increase was primarily due to the consolidation of Costa, which accounted for approximately $38 million, and the majority of the remaining increase was due to the expansion of the fleet.

     Impairment loss in 2001 of $101 million was primarily associated with our Cunard and Seabourn luxury brands. See Note 8 in the accompanying financial statements.

     Affiliated Operations

     During 2001, we recorded $44 million of losses from affiliated operations as compared with $4.4 million of losses in 2000. Our portion of Airtours' losses in 2001 was $43.3 million as compared to $31.3 million of losses in 2000. We recorded income of $24.1 million during 2000 related to our interest in Costa. During 2000, income from Costa operations included non-recurring net gains of $10.7 million primarily related to a reversal of certain of its tax liabilities. In fiscal 2001, Costa has been consolidated. See the "Nonoperating (Expense) Income" section below and the following three month analysis for a discussion of certain non-recurring events and the "General" section for a discussion of Airtours' and Costa's seasonality.

     Nonoperating (Expense) Income

     Interest expense, net of interest income (excluding capitalized interest), increased to $90.8 million in 2001 from $44 million in 2000 primarily as a result of higher average outstanding debt balances ($76 million), partially offset by higher invested cash balances ($14 million) and lower interest rates ($15 million). The higher debt balances were primarily due to the acquisition and consolidation of Costa. Capitalized interest decreased $11.6 million during 2001 as compared to 2000 due primarily to lower average levels of investment in ship construction projects.

     Other income in 2001 of $105.5 million included a gain of approximately $100 million from the sale of our investment in Airtours, a $13 million gain arising from a settlement agreement with the manufacturers of certain of our ship propulsion systems to reimburse us for lost revenues and expenses due to disruption in service during 2000 and a $16 million gain from the sale of our investment in CRC Holdings, Inc., partially offset by $9 million of asset write-downs and $13 million of litigation related expenses.


THREE MONTHS ENDED AUGUST 31, 2001 ("2001") COMPARED
TO THREE MONTHS ENDED AUGUST 31, 2000 ("2000")

     Revenues

     Revenues increased $261.7 million, or 21.3%, in 2001 compared to 2000, due to a 25.3% increase in cruise revenues. Approximately $196 million of the cruise revenue increase was due to the consolidation of Costa, and $78 was due to increased cruise revenues from our other brands. The other brands' cruise revenue change resulted from an increase of approximately 10.2% in passenger capacity and a 0.7% increase in occupancy rates partially offset by a 3.6% decrease in gross revenue per passenger cruise day. The decrease in gross revenue per passenger cruise day was primarily due to lower cruise ticket prices, especially in our luxury cruise brands.

     Costs and Expenses

     Operating expenses increased $104.7 million, or 17.0% in 2001 compared to 2000. Cruise operating costs increased by $109.3 million, or 21.1%, to $627.5 million in 2001 from $518.3 million in 2000. Approximately $91 million of the cruise operating cost increase was due to the consolidation of Costa, and the remaining $18 million of the increase was from our other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily due to additional costs associated with the 10.2% increase in passenger capacity, partially offset by a 6.0% decrease in operating expenses per available berth day. Excluding Costa, cruise operating costs as a percentage of cruise revenues were 46.2% and 47.8% in 2001 and 2000, respectively.

     Selling and administrative expenses increased $27.5 million, or 23.0%, to $146.8 million in 2001 from $119.3 million in 2000. Approximately $23 million of this increase was due to the consolidation of Costa, and the remaining $4 million was from our other brands. Selling and administrative expenses, excluding Costa, increased primarily as a result of the 10.2% increase in passenger capacity, partially offset by a 4.2% decrease in selling and administrative expenses per available berth day. Excluding Costa, selling and administrative expenses as a percentage of revenues were 9.6% and 9.7% during 2001 and 2000, respectively.

     Depreciation and amortization increased by $21.8 million, or 28.9% in 2001 compared to 2000. This increase was primarily due to the consolidation of Costa, which accounted for approximately $13 million, and the majority of the remaining increase was due to the expansion of the fleet.

     See "Cost and Expenses" for the nine months ended August 31, 2001 for a discussion of the third quarter impairment loss.

     Affiliated Operations

     On June 1, 2001, we sold our entire interest in Airtours. Accordingly, subsequent to May 31, 2001, we no longer record any results from Airtours in our statements of operations. Our portion of Airtours' losses in 2000 was $3.9 million of losses. We recorded income of $4.2 million during 2000, related to our interest in Costa. In fiscal 2001, Costa has been consolidated.

     Nonoperating (Expense) Income

     Interest expense, net of interest income (excluding capitalized interest), increased to $23.9 million in 2001 from $18.5 million in 2000 primarily as a result of higher average outstanding debt balances ($26 million), partially offset by higher invested cash balances ($13 million) and lower interest rates ($8 million). The increase in average debt balances was primarily due to the acquisition and consolidation of Costa. The increase in cash balances was primarily due to the investment of proceeds received from the sale of our interest in Airtours and the issuance of 2% convertible notes. Capitalized interest decreased $4.6 million during 2001 as compared to 2000 due primarily to lower average level of investment in ship construction projects.

     Other income in 2001 of $93.1 million included a gain of approximately $100 million from the sale of our investment in Airtours, net of a charge of $7 million for litigation expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     Our business provided $1.1 billion of net cash from operations during the nine months ended August 31, 2001, an increase of 10.4% compared to 2000.

     During the nine months ended August 31, 2001, our net expenditures for capital projects were approximately $713.3 million, of which $592.8 million was spent in connection with our ongoing shipbuilding program. The nonshipbuilding capital expenditures consisted primarily of ship refurbishments, information technology assets, tour assets and other. In addition, during the nine months ended August 31, 2001 we received $531.5 million of proceeds from the sale of our interest in Airtours and CRC Holdings, Inc.

     During the nine months ended August 31, 2001, we received proceeds of $710 million and we made payments of $1.03 billion under our commercial paper programs. We also made principal payments related to other debt totaling $675 million. In addition, we raised proceeds of approximately $266 million from the March 2001 issuance of 5.57% unsecured euro notes, $600 million from the issuance of 2% Convertible Debentures in April 2001 and $396 million primarily from the refinancing of Costa acquisition related indebtedness. We also paid cash dividends of $184.3 million in the first nine months of fiscal 2001.

     Future Commitments and Funding Sources

     As of August 31, 2001, we had noncancelable contracts for the delivery of fifteen new ships over the next four years. Our remaining obligations related to these ships under contract for construction is to pay approximately $940 million during the twelve months ending August 31, 2002 and approximately $5.1 billion thereafter.

     At August 31, 2001, we had $2.66 billion of long-term debt of which $181.9 million is due during the twelve months ending August 31, 2002. See Notes 3 and 5 in the accompanying financial statements for more information regarding our debt and commitments.

     At August 31, 2001, we had approximately $1.16 billion of cash and cash equivalents. In addition, at August 31, 2001, we had $1.6 billion available for borrowing under our revolving credit facilities.

     The recent terrorist attacks could have an adverse effect on our liquidity as well as that of many other companies in the travel and tourism industry. We believe that our current liquidity of approximately $2.8 billion, as well as cash flow from future operations, will be sufficient to fund most or all of our capital projects, debt service requirements and other commitments. To the extent that we are required, or choose, to fund future cash requirements from sources other than as discussed in the preceding sentence, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, no assurance can be given that future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

     Several actions collectively referred to as the "Passenger Complaints" were previously reported in our Annual Report on Form 10-K for the year ended November 30, 2000 (the "2000 Form 10-K"), our Quarterly Reports on Form 10-Q for the quarters ended February 28, 2001 and May 31, 2001 (the "Quarterly 2001 10-Qs"). The following are material subsequent developments in such cases.

    On August 30, 2001, the plaintiffs who had filed a notice of appeal from the trial court order approving the settlement of the Passenger Complaint against Carnival dismissed their appeal with prejudice. Carnival expects to mail the travel and cash redemption vouchers to class members in the near future.

     Several actions collectively referred to as the "ADA Complaints" were previously reported in the 2000 Form 10-K and Quarterly 2001 10-Qs. The following are material subsequent developments in such cases.

     The Department of Justice filed certain procedural objections to the proposed settlement. A hearing for approval of the settlement was held on September 25, 2001. At the hearing, the court granted the parties the opportunity to file additional briefs before October 12, 2001. The court is expect to issue a final decision by October 19, 2001.


Item 5.  Other Information.

(a) Forward-Looking Statements

     Certain statements in this Form 10-Q and in the future filings by us with the Securities and Exchange Commission, in our press releases, and in oral statements and presentations made by or with the approval of one of our authorized executive officers constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "believe," "expect," "intend," and words and terms of similar substance in connection with any discussion of future operating or financial performance. All forward-looking statements, including those which may impact the forecasting of our net revenue yields and net earnings, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact levels of disposable income of consumers and the net revenue yields for our cruise products; consumer demand for cruises; effects on consumer demand of armed conflicts, political instability, terrorism, the availability of air service and adverse media publicity; increases in cruise industry capacity; cruise and other vacation industry competition; continued availability of attractive port destinations; changes in tax laws and regulations; our ability to implement our shipbuilding program and to continue to expand our business outside the North American market; our ability to attract and retain shipboard crew; changes in foreign currency exchange rates, food and fuel commodity prices and interest rates; weather patterns; unscheduled ship repairs and drydocking; incidents involving cruise ships; impact of pending or threatened litigation and changes in laws and regulations applicable to us.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    12    Ratio of Earnings to Fixed Charges.


(b) Reports on Form 8-K

     Current Report on Form 8-K filed with the Commission on June 21, 2001 related to the issuance of a press release regarding our second quarter earnings.


                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARNIVAL CORPORATION



Date: September 28, 2001                  BY/s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors and Chief
                                          Operating Officer


Date: September 28, 2001                  BY/s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer



EXHIBIT 12

                                CARNIVAL CORPORATION
                         RATIO OF EARNINGS TO FIXED CHARGES
                           (in thousands, except ratios)



                                        Nine Months Ended August 31,
                                           2001             2000

Net income                                 $809,888         $771,663
Income tax (benefit) expense                 (1,695)           3,826
Income before income taxes                  808,193          775,489

Adjustment to Earnings:
  Dividends received and
    loss from affiliated operations          56,910           20,827

Earnings as adjusted                        865,103          796,316

Fixed Charges:
  Interest expense, net                      92,210           25,198
  Interest portion of rent expense(1)         2,737            2,538
  Capitalized interest                       21,320           32,934

Total fixed charges                         116,267           60,670

Fixed charges not affecting earnings:
  Capitalized interest                      (21,320)         (32,934)
Earnings before fixed charges              $960,050         $824,052

Ratio of earnings to fixed charges              8.3x            13.6x


(1) Represents one-third of rent expense, which we believe to be representative of the interest portion of rent expense.








[NYCorp.1296059v1]	i