Form 10-K
period 2001-11-30
CARNIVAL CORP
filed 2002-02-28
CIK 815097

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

           (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

             For the fiscal year ended November 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $7.7 billion based upon the closing market price on February 19, 2002 of a share of common stock on the New York Stock Exchange as reported by the Wall Street Journal.







     At February 19, 2002, the Registrant had outstanding 586,364,115 shares of its common stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 2001 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

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

Item 6.                Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.               Quantitative and Qualitative Disclosures About
                       Market Risk

Item 8.                Financial Statements and Supplementary Data


     Portions of the Registrant's 2002 definitive Proxy Statement, to be filed with the Commission, are incorporated by reference into this Annual Report on Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrant

Item 11.               Executive Compensation

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management

Item 13.               Certain Relationships and Related Transactions







                                      PART I

  Item 1. Business

     A. General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K as "we," "our" and "us". We are a global vacation and leisure travel provider, which offers a broad range of cruise products serving the contemporary cruise sector through Carnival Cruise Lines ("Carnival") and Costa Cruises ("Costa"), the premium sector through Holland America Line ("Holland America"), the premium/luxury sector through Cunard Line ("Cunard") and the luxury sector through Seabourn Cruise Line ("Seabourn") and Windstar Cruises ("Windstar") (collectively the "Cruise Operations").

     Additional summary information about our cruise brands is as follows:


                                                         PRIMARY
                                                        LOCATION
                  CRUISE         NUMBER    PASSENGER       OF
                   BRAND         OF SHIPS  CAPACITY(1)  CUSTOMERS

              Carnival             16      33,250      North America
              Holland America      10      12,612      North America
              Costa (2)             8      10,770      Europe
              Cunard                2       2,458      North America/Europe
              Seabourn              3         624      North America
              Windstar              4         752      North America
                                   43      60,466

  (1)In accordance with cruise industry practice, all passenger capacities indicated within this Annual Report on Form 10-K are calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
  (2)From June 1997 through September 28, 2000, we owned 50% of Costa. On September 29, 2000, we acquired the remaining 50% interest in Costa. See
Note 2, "Basis of Presentation," and Note 17, "Costa Acquisition," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     We currently have signed agreements with three shipyards providing for the construction of 14 additional cruise ships during the next four years.
 This will increase our passenger capacity by 32,704, or 54%, assuming none of our existing ships is sold or retired from service. However, it is more likely that some of our older ships may be retired or sold during the next four years, thus reducing the increase to our fleet over this period. See
Note 7, "Commitments," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K for additional information regarding our ship commitments.

     In addition to our Cruise Operations, we operate a tour business under the brand name Holland America Tours ("Tours"), which is a leading cruise/tour operator in the state of Alaska and the Canadian Yukon. Tours currently operates 12 hotels in Alaska and the Canadian Yukon, two luxury dayboats offering tours to the glaciers of Alaska and the Yukon River and over 300 motor coaches used for sightseeing and charters in the states of Washington and Alaska and in British Columbia, Canada and the Canadian Yukon. In addition, Tours operates 13 private, domed rail cars which are run on the Alaska Railroad between Anchorage and Fairbanks. Finally, Tours also markets sightseeing packages both separately and as part of our cruise/tour packages to our Alaska bound passengers and to the public.

     Recent Development

     Subsequent to November 30, 2001, we announced that we had made a pre-conditional offer to acquire P&O Princess Cruises plc ("P&O"), the world's third largest cruise company. The value of our offer as of February 15, 2002 was approximately $5.4 billion to be paid in shares of our common stock. In addition, we will assume P&O's net debt, which was approximately $1.4 billion at December 31, 2001. It is our intention, upon closing of the transaction, to pay approximately $2.4 billion of the purchase price in cash, subject to our obtaining satisfactory financing, which will reduce the portion of our offer that will be paid in shares of our common stock. As of the date we made our pre-conditional offer, P&O and Royal Caribbean Cruises Ltd. ("RCL") were parties to a series of agreements that would result in a combination of P&O and RCL in a dual listed structure. P&O has rejected our pre-conditional offer and has recommended the combination with RCL to its shareholders. However, P&O shareholders did not follow their Board of Directors' recommendation and voted to adjourn their scheduled meeting to vote on the RCL merger. Both the combination with RCL and our offer are subject to certain conditions, including regulatory clearances. We are currently providing information to both the U.S. and the European Union regulators. The regulatory review process is expected to take until the mid-summer of 2002. No assurance can be given that we will be successful in acquiring P&O.

     B. Risk Factors

     You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in this section and elsewhere in this Annual Report on Form 10-K are "forward-looking statements". For a discussion of those statements and of other factors to consider see the "Special Note Regarding Forward-Looking Statements" below.

     Risks Related To Our Business

     (1)Demand for cruises and other vacation options can be and has been affected by many factors that are outside our control, and our net income and revenues depend in large part on consumer demand for our cruises.

     Demand for cruises and other vacation options may be affected by a number of factors. For example, our sales are dependent on the underlying economic strength of the countries in which we operate. Adverse economic conditions can reduce the level of consumers' disposable income that is available for their vacation choices. In addition, armed conflicts or political instability in areas where our ships cruise can adversely affect demand for our cruises to those areas. Also, acts of terrorism can have an adverse effect on the public's attitude toward the safety and security of travel and the availability of air service and other forms of transportation, which are used to get some of our guests to and from our ships. As an example, the September 11, 2001 terrorist attacks and their aftermath negatively impacted our revenues, operating results and cash flows and which had similar effects throughout the vacation industry. Furthermore, consumer confidence can be weakened by all of the above conditions, which can adversely affect our customers desire to take a vacation.

     Finally, adverse incidents involving cruise ships and adverse media publicity concerning the cruise industry in general can both impact demand. The operation of cruise ships involves the risk of accidents and other incidents, which may bring into question passenger safety and security and adversely affect future industry performance. While we make passenger safety and security a high priority in the design and operation of our ships, accidents and other incidents involving cruise ships could adversely affect our future sales and profitability. In addition, adverse media publicity concerning the cruise industry in general could impact customer demand and, therefore, have an adverse impact on our net income. Any reduction in demand may have a negative impact on our net revenue yields (net revenue per available berth day), which would also have a negative impact on our net income.

(2)Overcapacity within the cruise and competing land-based vacation industry could have a negative impact on our net revenue yields, increase our operating costs and could also result in ship asset impairments.

     Cruising capacity has grown in recent years, and we expect it to continue to increase over the next four years as a number of cruise companies, including us, are expected to introduce new ships into service. In order to utilize this new capacity, the cruise industry must increase its share of the overall vacation market. The overall vacation market is also facing increases in land-based vacation capacity, including new properties in Las Vegas, Nevada, Orlando, Florida and other popular destination resorts, which also will impact our ability to increase our market share as the overall vacation market increases competing capacity. Any future imbalances between supply and demand could have a negative impact on our net revenue yields, which would also have a negative impact on our net income and could also result in ship asset impairments.

     In addition, increasing cruise capacity could impact our ability to retain and attract qualified crew at competitive costs and, therefore, increase our shipboard employee costs.

     (3)Environmental, health, safety and security legislation and regulation could increase our operating costs.

     Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups also have generated negative publicity about the cruise industry and its environmental impact. As a result of these and other actions, governmental and regulatory authorities around the world may enact new environmental, health, safety and security legislation and regulations. In addition, the International Maritime Organization is presently considering requiring that vessel operators adopt enhanced security procedures and approved ship security plans. Stricter environmental, health, safety and security legislation and regulations could increase the cost of compliance and adversely affect the cruise industry. In addition, we cannot be assured that our costs of complying with current and future laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances, or to ship discharges, will not have a material adverse affect on our financial results.

     (4)We face significant competition from both cruise lines and other vacation operators, which may adversely impact our net revenue yields.

     We operate in the global vacation market. We compete for consumer disposable leisure-time dollars with both other cruise lines and a wide array of other vacation operators, including numerous land-based destinations and package holiday, tour and timeshare vacation operators, located throughout the world. Many of these operators attempt to obtain a competitive advantage by lowering prices and/or by improving their products, such as by offering different vacation experiences and locations.
 In the event that we do not compete effectively with other cruise companies and other vacation operators our net revenue yields could be adversely affected.

     In addition, since September 11, 2001, other cruise brands, including some of our own, have announced the movement of some of their ships from European to North American ports. The redeployment of such vessels may result in increased competition, including pricing promotions to stimulate demand, among the cruise lines with respect to cruises to the Bahamas, the Caribbean, the Mexican Riviera and to Alaska. In addition, other vacation industry firms reduced prices to attract consumers following September 11.

     (5)Our operating and financing costs are subject to many economic and political factors that are beyond our control, which may result in increases in our operating and financing costs.

     Some of our operating costs, including fuel, insurance and security costs, are subject to increases because of economic or political instability. Since September 11, 2001, our insurance costs have increased, and we have also incurred additional expenses due to heightened security for our operations. Additional political instability or terrorist incidents could result in further increases to our operating costs and could also result in us not being able to obtain adequate insurance coverage due to the lack of viable insurance and reinsurance markets, particularly for war risk insurance. Although the cost of fuel has decreased from the higher price levels incurred in late 1999 and 2000, fuel prices could be seriously affected in the future by market forces beyond our control.

     In addition, interest rates and our ability to secure debt or equity financing, if necessary, are dependent on many economic and political factors, which can be significantly affected by current events. Furthermore, actions by U.S. and foreign taxing jurisdictions could cause an increase in our costs. For example, the governor of the State of Alaska recently proposed increases in the taxation of cruise lines visiting Alaska.

     Increases in operating and financing costs could adversely affect our operating results because we may not be able to increase the prices of our cruise vacations to recover these increased costs.

     (6)Conducting business internationally may result in increased costs.


     We operate our business internationally, and we plan to continue to develop our international presence, especially in Europe. Operating internationally exposes us to a number of risks. Examples include currency fluctuations, interest rate movements, increases in duties, taxes and governmental royalties, imposition of trade barriers and restrictions on the repatriation of earnings, political uncertainty, and changes in laws and policies affecting cruising, vacation or maritime businesses or the governing of foreign-based companies' operations. If we are unable to address these risks adequately, our financial results could be adversely affected.

     (7)Delays or faults in ship construction or our inability to continue our shipbuilding program could reduce our profitability.

     Cruise ships are large and complicated vessels, and building them involves risks similar to those encountered in other sophisticated construction projects, including delays in delivery and faulty construction. Delays or faults in ship construction may result in delays or cancellations of scheduled cruises, necessitate unscheduled repairs and drydocking of the ship and increase our shipbuilding costs and/or expenses.
 Industrial action, insolvency of shipyards or other events could also delay or indefinitely postpone the delivery of new ships. These events, in turn, could, to the extent they are not covered by contractual provisions or insurance, adversely affect our financial results.

     In addition, we have entered into forward foreign currency contracts to fix the cost in U.S.dollars of ten of our foreign currency denominated shipbuilding contracts. If any of the shipyards with which we have contracted are unable to perform, we would still be required to perform under our foreign currency forward contracts related to that shipyard's shipbuilding contracts. This might require us to realize a loss on an existing contract without having the ability to have an offsetting gain on our foreign currency denominated shipbuilding contract, thus resulting in an adverse affect on our financial results.

     Finally, we believe that we are able to more effectively compete with our newer ships due to a number of factors, including the increased number of outside cabins and cabins with balconies and additional amenities. In order to continue to compete effectively we may have to continue to enter into new shipbuilding contracts, which will require significant capital expenditures. If we were to discontinue or decelerate our new shipbuilding program, our cash flow and net income could be adversely affected.

     (8)The inability of qualified shipyards to build our ships could reduce our future profitability.

     We believe that there are a limited number of shipyards in the world capable of the quality construction of large passenger cruise ships. We currently have contracts with three of these shipyards for the construction of 14 ships to enter service over the next four years. Other cruise operators also have contracts to construct new cruise ships. If we elect to build additional ships in the future, which we expect to do, these shipyards may not have the available capacity to build additional new ships for us at the times desired by us, and the shipyards may not agree to build additional ships at a cost acceptable to us. Additionally, ships under contract for construction may not be delivered. These events, in turn could adversely affect our financial results.

     (9)Future business acquisitions could reduce our net income, earnings per share and cash flows.

     We often evaluate acquisitions of other leisure and travel providers in a disciplined manner to determine if there is an opportunity to improve our potential for long-term internal growth and our net income, such as our current offer to acquire P&O. Any acquisition includes numerous risks, including, among others, those related to integrating the operations of the acquired entity and achieving the cost reduction synergies that were anticipated to be derived from the combined entity. In addition, we may finance our acquisitions by issuing debt and/or equity securities and, accordingly, additional interest expense related to this acquisition debt and/or additional shares of our common stock issued in connection with any acquisitions could have a negative effect on our net income and earnings per share.

     (10)The lack of attractive port destinations for our cruise ships could reduce our net revenue yields and net income.

     We believe that attractive port destinations are major reasons why our customers choose a cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local governmental regulations and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to maintain and increase our ports of call could adversely affect our net revenue yields and net income.

     (11)We may not be able to obtain financing at all or on terms that meet our expectations, which could adversely affect our financial results.

     A key to our access to financing is the maintenance of our strong long-term credit ratings. The proposed acquisition of P&O, if consummated, may result in a ratings downgrade and, thereby, increase our cost-of-borrowing.

     We believe that our current liquidity, together with our forecasted cash flow from operations, will be sufficient to fund most or all of our capital projects, debt service requirements, dividend payments, working capital and other firm commitments, excluding any cash portion of our offer to acquire P&O. Our forecasted cash flow from operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, terrorist attacks, ship incidents, adverse media publicity and changes in fuel prices, as well as other factors noted under these "Risk Factors" and the "Special Note Regarding Forward-Looking Statements" section below. To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. Specifically, if our P&O acquisition is consummated, we intend to finance any cash portion of the purchase price up to approximately $2.4 billion through the issuance of long-term debt or equity securities or a combination of debt and equity. We also may need to refinance a portion of P&O's existing debt. Our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain additional financing, including financing for any cash portion of our proposed acquisition of P&O and refinancing of existing P&O debt, if necessary, at a cost that meets our expectations. Accordingly, our financial results could be adversely affected.


     Risks Related To Our Corporate Structure and Common Stock

     (1)A change of our tax status under the U.S. Internal Revenue Code of 1986, as amended (the "Code"), could have an adverse effect on our net income and shareholders.

     We are a foreign corporation engaged in a trade or business in the U.S., and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the U.S. To the best of our knowledge, we believe that, under Section 883 of the Code and applicable income tax treaties, income and the income of our ship-owning subsidiaries, in each case derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. We believe that substantially all of our income, and the income of our ship-owning subsidiaries, with the exception of the U.S. source income from the transportation, hotel and tour business of Tours, is derived from or incidental to the international operation of a ship or ships within the meaning of Section 883 and applicable income tax treaties.

     We believe that we and many of our ship-owning subsidiaries currently qualify for the Section 883 exemption since each is incorporated in a qualifying jurisdiction and our common stock is primarily and regularly traded on an established securities market in the U.S. To date, however, no final U.S. Treasury regulations or other definitive interpretations of the relevant portions of Section 883 have been promulgated, although regulations have been proposed. See the risk factor immediately below for a discussion of the proposed regulations under Section 883. Those regulations or official interpretations could differ materially from our interpretation of this Code provision and, even in the absence of differing regulations or official interpretations, the Internal Revenue Service might successfully challenge our interpretation. In addition, the provisions of
Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the identity, residence, or holdings of our direct or indirect shareholders that could affect us and our subsidiaries' eligibility for the Section 883 exemption. Accordingly, it is possible that we and our subsidiaries will not be exempt from U.S. federal income tax on U.S.-source shipping income. If we and our ship-owning subsidiaries were not entitled to the benefit of Section 883, we would be subject to U.S. federal income taxation on a portion of our income, which would reduce our net income.

     We believe that the income of some of our ship-owning subsidiaries currently qualifies for exemption from U.S. federal and certain foreign countries' income tax under bilateral income tax treaties. These treaties may be cancelled by either country or replaced with a new agreement that treats shipping income differently than under the agreement currently in force. If these subsidiaries do not qualify for benefits under the existing treaties or the existing treaties are cancelled or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, the subsidiaries do not qualify for Section 883 exemption; the ship-owning subsidiaries would be subject to U.S. federal and/or foreign income taxation on a portion of their income, which would reduce our net income.

     (2)Failure to comply with the proposed Treasury regulations could have a negative impact on our net income and stock price. Also, in order to comply with proposed Treasury regulations, our shareholders' ability to acquire or transfer our common stock and convertible notes is restricted.

     On February 8, 2000, the U.S. Treasury Department issued proposed Treasury regulations to Section 883 of the Code relating to income derived by foreign corporations from the international operation of ships and aircraft which would apply to us. The proposed regulations provide, in general, that a corporation organized in a qualified foreign country and engaged in the international operation of ships or aircraft shall exclude qualified income from gross income for purposes of U.S. federal income taxation provided that the corporation can satisfy certain ownership requirements, including, among other things, that its stock is publicly traded. To be considered publicly traded, a corporation's shares must be "primarily and regularly traded on an established securities market".
Under the proposed Section 883 regulations stock will be considered "primarily traded" on an established securities market if the number of shares that are traded during a taxable year on that market exceeds that number of shares traded during that year on any other established securities market. Stock will be considered "regularly traded" on an established securities market under the proposed Section 883 regulations if
(i) stock representing 80% or more of the issuer's outstanding shares, by voting power and value, is listed on the market and is traded on the market, other than in de minimis quantities, on at least 60 days during the taxable year and (ii) the aggregate number of shares of the stock traded during the taxable year is at least 10% of the average number of shares of the stock outstanding during the year. Even if a company can satisfy the above tests it will not be considered publicly traded in any taxable year in which 50% or more of the value of the outstanding shares of the stock are owned actually or constructively at any time during the taxable year by persons who each own 5% or more of the value of the outstanding shares of stock. We believe that we currently qualify as a publicly traded corporation under the proposed regulations and substantially all of our income, with the exception of the U.S. source income from the transportation, hotel and tour business of Tours, would continue to be exempt from U.S. federal income taxes. However, because various members of the Arison family and certain trusts established for their benefit currently own approximately 47% of our common stock, there is the potential that another shareholder could acquire 5% or more of our common stock, which could jeopardize our qualification as a publicly traded corporation.
 If, in the future, we were to fail to qualify as a publicly traded corporation, we would be subject to U.S. federal income tax on our income associated with our cruise operations in the U.S. In such event, our net income and stock price would be negatively impacted.

     As a precautionary matter, we amended our second amended and restated articles of incorporation to ensure that we will continue to qualify as a publicly traded corporation under the proposed regulations. This amendment provides that no one person or group of related persons, other than certain members of the Arison family and certain trusts established for their benefit, may own or be deemed to own by virtue of the attribution provisions of the Code more than 4.9% of our common stock, whether measured by vote, value or number of shares. Any shares of our common stock acquired in violation of this provision will be transferred to a trust and, at the direction of our board of directors, sold to a person whose shareholding does not violate that provision. No profit for the purported transferee may be realized from any such sale. In addition, under specified circumstances, the trust may transfer the common stock at a loss to the purported transferee. Because certain of our notes are convertible into common stock, the transfer of these notes are subject to similar restrictions. These transfer restrictions may also have the effect of delaying or preventing a change in our control or other transactions in which the shareholders might receive a premium for their shares of our common stock over the then prevailing market price or which the shareholders might believe to be otherwise in their best interest.

     (3)A group of principal shareholders effectively controls us and has the power to cause or prevent a change of control.

     A group of shareholders, comprising certain members of the Arison family, including Micky Arison, our chairman and chief executive officer, and trusts established for their benefit, beneficially own a total of approximately 47% of our outstanding common stock. As a result, this group of shareholders has the power to substantially influence the election of directors and our affairs and policies, without the consent of our other shareholders. In addition, this group has the power to prevent or cause a change in control.

     (4)We are not a U.S. corporation, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

     Our corporate affairs are governed by our second amended and restated articles of incorporation and by-laws and by the corporate laws of the Republic of Panama. Thus, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. or other jurisdiction.

(5)The holders of our common stock may experience dilution in the value of their equity interest as a result of the issuance and sale of additional shares of our common stock.

     A substantial amount of shares of our common stock were issued by us in private transactions not involving a public offering and are therefore treated as "restricted securities" for purposes of Rule 144 under the Securities Act or are held by our affiliates and, therefore, treated as "restricted securities" or "control securities". Some of the members of the Arison family and related entities beneficially own approximately 47% of our outstanding common stock. No predictions can be made as to the effect, if any, that the issuance and availability for future market sales of our common stock will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, could materially impair our future ability to raise capital through an offering of equity securities.


     Special Note Regarding Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "forecast," "future," "intend," and words and terms of similar substance in connection with any discussion of future operating or financial performance. These forward-looking statements, including those which may impact the forecasting of our net revenue yields, booking levels, pricing, occupancy or business prospects, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

    - general economic and business conditions which may impact levels of disposable income of consumers and the net revenue yields for our cruise products;
    - consumer demand for cruises and other vacation options;
    - other vacation industry competition;
    - effects on consumer demand of armed conflicts, political instability, terrorism, the availability of air service and adverse media publicity;
    - increases in cruise industry and vacation industry capacity;
    - continued availability of attractive port destinations;
    - changes in tax laws and regulations;
    - changes in financial and equity markets;
    - our ability to implement our brand strategy;
    - our ability to implement our shipbuilding program and to continue to expand our business outside the North American market;
    - our ability to attract and retain shipboard crew;
    - changes in foreign currency rates, security expenses, food, fuel, insurance and commodity prices and interest rates;
    - delivery of new ships on schedule and at the contracted prices;
    - weather patterns or natural disasters;
    - unscheduled ship repairs and drydocking;
    - incidents involving cruise ships;
    - impact of pending or threatened litigation;
    - ability to successfully implement cost improvement plans;
    - continuing financial viability of our travel agent distribution system; and
    - changes in laws and regulations applicable to us.

     We caution the reader that these risks may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


    C. Cruise Segment

     The multiple-night cruise industry is a small part of the overall global vacation market. We estimate that the global cruise industry carried approximately ten million passengers in 2001. The principal cruise sectors in the world, categorized by source of passengers, are North America, Europe, Asia/Pacific and South America. We source our passengers principally from North America, the largest cruise sector in the world and, to a lesser extent, from Europe. A small percentage of our passengers are sourced from South America and Asia/Pacific. See Note 12, "Segment Information," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K for additional information regarding our U.S. and foreign assets and revenues.

     North American Cruise Industry

     The passenger cruise industry as it exists today began in approximately 1970. Over time, the industry has evolved from a trans-ocean carrier service into a competitive vacation alternative to land-based resorts and hotels and sightseeing destinations. According to Cruise Lines International Association ("CLIA"), a leading industry trade group, in 1970 approximately 500,000 North American sourced passengers took cruises of two consecutive nights or more. CLIA estimates that this number reached approximately seven million passengers in 2001, an average compound annual growth rate of 8.9% since 1970. These strong growth rates were driven by new demand, as approximately 40% of North American sourced passengers in 2001 were new cruisers. Also, according to CLIA, by the end of 2001, the number of ships in North American service totaled 146 with an aggregate passenger capacity of approximately 176,000.

     CLIA projections indicate that by the end of 2002, 2003, 2004 and 2005, North America will be served by 153, 166, 173 and 175 ships, respectively, having an aggregate passenger capacity of approximately 196,000, 224,000, 240,000 and 244,000, respectively. CLIA's estimates of new ship introductions are based on scheduled ship deliveries and could change. The lead-time for design, construction and delivery of a typical large cruise ship is approximately two to three years. Additionally, CLIA's estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as age or changes in itineraries and, accordingly, could indicate a higher percentage growth in capacity than will actually occur. Nonetheless, we believe net capacity serving North American sourced cruise passengers will increase over the next several years.

     CLIA's estimate of North American sourced cruise passengers, which is only preliminary for 2001, and North American passenger capacity is as follows:

                                NORTH AMERICAN      NORTH AMERICAN
                      CALENDAR      CRUISE             PASSENGER
                        YEAR      PASSENGERS(1)        CAPACITY(2)
                        2001       6,954,000            176,000
                        2000       6,883,000            166,000
                        1999       5,890,000            149,000
                        1998       5,432,000            138,000
                        1997       5,051,000            118,000


(1)Source: CLIA estimates based on passengers carried for at least two consecutive nights for the calendar year.
(2)Information presented is as of the end of the calendar year.

     In spite of the cruise industry's growth since 1970, we believe cruises only represent approximately 2% of the relevant North American vacation market, defined as persons who travel for leisure purposes on trips of three nights or longer involving an overnight stay in a hotel. CLIA estimates that only 12% of the North American population has ever taken a cruise for at least two consecutive nights.

     European Cruise Industry

     Europe is one of the largest vacation markets, but the cruise industry in Europe is much smaller than the North American cruise industry.
European sourced cruise passengers carried in 2001 are estimated to be approximately two million as compared to approximately seven million passengers sourced from North America. From 1990 to 2001, the number of cruise passengers sourced from Europe has been growing faster than its North American counterpart and, based on our estimates, less than 1% of European travelers took a cruise in 2001. The compounded annual growth rate from 1996 to 2000 by major European cruise sector countries was 16% in the United Kingdom ("U.K."), 15% in France, 13% in Germany and 12% in Italy. The number of cruise ships being marketed to European customers has increased in 2001 compared to 2000 and, we believe that several additional new or existing ships will be introduced into Europe over the next several years.

     In addition, we also believe that Europe represents a significant area for our growth because, among other things, the European cruise sector demographics appear favorable, Europe has a population larger than that of North America, there is a low level of customer penetration by the cruise industry, and European consumers tend to take longer vacations then their North American counterparts. The rate at which European and North American vacationers take a cruise has been growing at a compounded annual growth rate of 14% and 10%, respectively, from 1996 through 2000.


     Passengers and Capacity

     Our Cruise Operations had worldwide cruise passengers and passenger capacity as follows (1):

                       FISCAL           CRUISE             PASSENGER
                        YEAR          PASSENGERS           CAPACITY
                        2001          3,385,000             58,346
                        2000          2,669,000             48,196
                        1999          2,366,000             43,810
                        1998          2,045,000             39,466
                        1997          1,945,000             31,078


(1) Information presented is as of the end of our fiscal year for passenger capacity. Costa's passengers and capacity are included in 2001, but not included in prior years. In December 2001, Carnival took delivery of the 2,124 passenger Carnival Pride, which increased our available passenger capacity to 60,466.

     Our passenger capacity has grown from 31,078 at November 30, 1997 to 58,346 at November 30, 2001. During 1998, capacity increased 8,388 berths due to the delivery of Carnival's Elation and Paradise, the purchase of the Wind Surf, the acquisition of Cunard and the consolidation of Seabourn. In 1999 capacity increased by 4,344 berths, primarily due to the delivery of the Carnival Triumph and Holland America's Volendam. During 2000 capacity increased by 4,386 berths, primarily due to the delivery of the Carnival Victory and Holland America's Zaandam and Amsterdam, partially offset by the 1,214 berth decrease due to the sale of Holland America's Nieuw Amsterdam. During 2001 capacity increased by 10,150 berths, primarily due to the acquisition and consolidation of Costa's 9,200 berths and the delivery of the Carnival Spirit, partially offset by the removal from service of the 946 berth Costa Riviera and the 232 berth decrease due to the sale of the Seabourn Goddess I and II.

     Cruise Ships and Itineraries

     Carnival's 16 ships operate in the contemporary sector and are primarily marketed to the North American vacation market. All of the Carnival ships were designed by and built for Carnival, including three that are among the world's largest, the Carnival Victory, the Carnival Triumph and the Carnival Destiny. In addition, Carnival introduced the first two of its new "Spirit" class ships, the Carnival Spirit and Carnival Pride, which have 80% outside cabins, with 80% of those outside cabins having balconies. Thirteen of the Carnival ships operate to destinations in the Bahamas or the Caribbean during all or a portion of the year and two Carnival ships call on ports on the Mexican Riviera year round. Carnival ships also offer cruises to Alaska, Canada, New England, the Hawaiian Islands and the Panama Canal.

     Through our wholly-owned subsidiary, HAL Antillen, N.V. ("HAL"), we operate ten ships in the premium sector, which are primarily marketed to the North American vacation market under the Holland America brand. HAL also operates four sailing ships in a niche of the luxury cruise sector under the Windstar brand.

     The Holland America ships offer premium cruises of various lengths to destinations in Alaska, the Caribbean, Panama Canal, Europe, the Bahamas, the Hawaiian Islands, South America and other worldwide locations. Cruise lengths vary from seven to 99 days, with a large proportion of cruises being seven or ten days. Periodically, the Holland America ships make longer cruises or operate on special itineraries in order to increase travel opportunities for its customers and diversify its cruise offerings. For example, in 2001, Holland America offered a 99-day world cruise. The majority of the Holland America ships operate to destinations in the Bahamas and the Caribbean during fall to spring and in Alaska and Europe during spring to fall. In order to offer a unique destination and, to compete more effectively while operating in the Bahamas and the Caribbean, Holland America includes in certain of its Bahamas and Caribbean itineraries, a private island destination known as Half Moon Cay. Half Moon Cay is a 2,400-acre island owned by Holland America. Facilities were constructed on the island on 45 acres along a crescent-shaped white sand beach. The remainder of the island remains undeveloped. The facilities on Half Moon Cay include bars, shops, restrooms, a post office, a chapel and an ice cream shop, as well as a food pavilion with open-air dining shelters.

     Windstar currently markets cruises to destinations in the Caribbean, Europe, Central America and Tahiti and offers a casual, yet luxurious, cruise experience on board its modern sail ships. The Windstar ships are primarily marketed to the North American vacation market.

     Passengers can enjoy multi-ethnic, multi-cultural and multi-lingual ambiance on board any of the eight Costa ships, all of which operate in Europe during the spring to fall. During the fall to spring, Costa repositions a few of its ships to operate in the Caribbean and South America. The Costa ships serve the contemporary sector and are primarily marketed to the European vacation market. Costa is the number one cruise line in Europe, principally serving customers in Italy, France, Germany and Spain, based on passengers carried and capacity of its ships. The Costa ships call on 94 European ports with 32 different itineraries and to various other ports in the Caribbean and South America. Costa is also expanding its presence in Germany by launching a new cruise product aimed exclusively at the German vacation market, with European and Caribbean sailings aboard the 760 berth Costa Marina, beginning in the Spring of 2002. Finally, Costa and Attica Enterprises have signed a letter of intent to create two joint ventures. Costa Attica Cruises is expected to be 75% owned by Costa and would start operating one of Costa's ships on cruises from Greek ports commencing in March 2003 and Costa Superfast is expected to be owned 25% by Costa and would start operating two of Attica's high quality ferries in the Western Mediterranean commencing in March 2003. No assurances can be given when or if either of these joint ventures will become operational.

     Under the Cunard brand, we operate two ships in the premium/luxury sector, which are primarily marketed to the U.K., North American, German and Australian vacation markets. Cunard's flagship, the Queen Elizabeth 2, offers the only regularly scheduled transatlantic crossings between New York and Southampton, England. In addition, Cunard will reposition the Caronia to service the growing U.K. market, with round-trip cruises from Southhampton commencing in May 2002. Both of Cunard's ships offer cruises to other worldwide destinations, with many of the cruises ranging between six and 18 days. The Cunard ships also offer extended cruises, such as the QE2's world cruise.

     The three Seabourn ships (the "Yachts of Seabourn") offer an intense focus on personalized service and quality cuisine aboard its intimately sized all suite ships. The Yachts of Seabourn serve the luxury sector and are primarily marketed to the North American vacation market. These ships concentrate their operations in Europe, Asia and the Americas with cruises in the seven to 14 day range.


Summary information of our current ship offerings for fiscal 2002 is as follows:

                                                               APPROXIMATE
                                          CALENDAR                 GROSS
                                            YEAR    PASSENGER   REGISTERED
          SHIP                 REGISTRY     BUILT   CAPACITY       TONS

          Carnival:
          Carnival Pride (a)    Panama      2001     2,124        88,500
          Carnival Spirit       Panama      2001     2,124        88,500
          Carnival Victory      Panama      2000     2,758       102,000
          Carnival Triumph      Bahamas     1999     2,758       102,000
          Paradise              Panama      1998     2,052        70,000
          Elation               Panama      1998     2,052        70,000
          Carnival Destiny      Bahamas     1996     2,642       101,000
          Inspiration           Bahamas     1996     2,052        70,000
          Imagination           Bahamas     1995     2,052        70,000
          Fascination           Bahamas     1994     2,052        70,000
          Sensation             Bahamas     1993     2,052        70,000
          Ecstasy               Panama      1991     2,052        70,000
          Fantasy               Panama      1990     2,056        70,000
          Celebration           Panama      1987     1,486        47,000
          Jubilee               Bahamas     1986     1,486        47,000
          Holiday               Bahamas     1985     1,452        46,000
            Total Carnival                          33,250

          Holland America(b):
          Zaandam               Netherlands 2000     1,440        63,000
          Amsterdam             Netherlands 2000     1,380        62,000
          Volendam              Netherlands 1999     1,440        63,000
          Rotterdam             Netherlands 1997     1,316        62,000
          Veendam               Bahamas     1996     1,266        55,000
          Ryndam                Netherlands 1994     1,266        55,000
          Maasdam               Netherlands 1993     1,266        55,000
          Statendam             Netherlands 1993     1,266        55,000
          Prinsendam (c)        Bahamas     1988       758        38,000
          Noordam               Netherlands 1984     1,214        34,000
            Total Holland America                   12,612

          Costa:
          Costa Atlantica       Italy       2000     2,112        86,000
          Costa Victoria        Italy       1996     1,928        76,000
          Costa Romantica       Italy       1993     1,344        53,000
          Costa Allegra         Italy       1992       806        30,000
          Costa Classica        Italy       1991     1,302        53,000
          Costa Marina          Italy       1990       762        25,500
          Costa Europa (d)      Netherlands 1986     1,494        54,000
          Costa Tropicale       Italy       1982     1,022        37,000
            Total Costa                             10,770

          Cunard:
          Caronia               England     1973       668        24,500
          QE2                   England     1969     1,790        70,000
            Total Cunard                             2,458


                                                                APPROXIMATE
                                          CALENDAR                GROSS
                                            YEAR    PASSENGER   REGISTERED
          SHIP                 REGISTRY     BUILT   CAPACITY       TONS


          Seabourn:
          Seabourn Legend       Bahamas     1992       208        10,000
          Seabourn Spirit       Bahamas     1989       208        10,000
          Seabourn Pride        Bahamas     1988       208        10,000
            Total Seabourn                             624

          Windstar Cruises:
          Wind Surf             Bahamas     1990       308        14,750
          Wind Spirit           Bahamas     1988       148         5,700
          Wind Song             Bahamas     1987       148         5,700
          Wind Star             Bahamas     1986       148         5,700
            Total Windstar                             752

          Total Passenger Capacity                  60,466

(a)Carnival took delivery of the Carnival Pride in December 2001.
(b)In February 2002, Holland America took possession of the 1,214 passenger Patriot, formerly the Nieuw Amsterdam, pursuant to the bankruptcy proceedings surrounding the parent company of its former owner, who had purchased the Nieuw Amsterdam in fiscal 2000 from Holland America. We are currently evaluating the future plans for this ship.
(c)The Prinsendam, formerly the Seabourn Sun, will be transferred to Holland America in April 2002 and, after refurbishments, will commence sailing under the Holland America brand in June 2002.
    (d)The Costa Europa, formerly Holland America's Westerdam, will be transferred to Costa in March 2002 and, after refurbishments, will commence cruising under the Costa brand in April 2002.


     Cruise Ship Construction

     We have signed agreements with three shipyards providing for the construction of 14 new cruise ships. In addition, we have entered into one shipbuilding option. See Note 7, "Commitments," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     Cruise Pricing

     Each of our cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through our early booking discount programs and other promotions. The cruise ticket price includes accommodations, meals and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including a fully equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a health club and swimming pools, on each ship.

     Onboard and Other Revenues

     We derive revenues from other onboard activities and services including casino gaming, bar sales, gift shop sales, entertainment arcades, shore excursions, art auctions, photo sales, spa services, bingo games and lottery tickets, video diaries, snorkel equipment rentals, internet and telephone usage, and promotional advertising by merchants located in our ports of call.

     The casinos, which contain slot machines and gaming tables including blackjack, and in most cases craps, roulette and stud poker, are generally open only when our ships are at sea in international waters. We also earn revenue from the sale of alcoholic and other beverages. Onboard activities are either performed directly by us or by independent concessionaires, from which we collect a percentage of their revenues.

     We receive additional revenues from the sale to our passengers of shore excursions at each ship's ports of call. The excursions include, among other things, bus and taxi sightseeing and adventure outings, local boat and beach parties and nightclub and casino visits. For the Carnival, Costa, Windstar, Cunard and Yachts of Seabourn ships, the shore excursions are primarily operated by independent tour operators. For the Holland America ships and other of our brands operating to destinations in Alaska, shore excursions are operated by Tours and independent parties.

     Also, when a passenger elects to purchase air transportation from us, both our cruise revenues and operating expenses generally increase by approximately the same amount.

     In conjunction with cruise vacations on our ships, all of our cruise brands sell pre- and post-cruise land packages. Carnival land packages generally include one, two or three-night vacations at nearby attractions, such as Universal Studios and Walt Disney World in Orlando, Florida, Busch Gardens in Tampa, Florida, or in proximity to other vacation destinations in Central and South Florida, Galveston, Texas, New Orleans, Louisiana, Los Angeles, California and San Juan, Puerto Rico. Holland America land packages outside of Alaska generally include one, two or three-night vacations, including stays in unique European port cities or near attractions in Central and South Florida. Costa's land packages generally include one or two-night vacations in well-known European cities or at vacation destinations in Central or South Florida. Cunard, Seabourn and Windstar packages include numerous luxury and/or exotic pre- and post-cruise land programs, such as world class golf programs and London and Paris luxury holidays.

     In conjunction with our Alaskan cruise vacations on our Holland America, Carnival and the Yachts of Seabourn ships, we sell pre- and post-cruise land packages which are more fully described in Part I, Item 1. Business, D. Tour Segment.


     Passengers and Occupancy

     The aggregate number of passengers carried and occupancy percentage for our ships is as follows (1):

                                           YEARS ENDED NOVEMBER 30,
                                        2001         2000         1999

   Passengers carried               3,385,000     2,669,000    2,366,000
   Occupancy percentage (2)             104.7%        105.4%       104.3%

  (1)Costa is included in 2001 but not in 2000 and 1999.
  (2)In accordance with cruise industry practice, occupancy percentage is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.


     The actual occupancy percentage for all cruises on our ships, excluding Costa in 2000, during each quarter of fiscal 2000 and 2001 was as follows:


                                             OCCUPANCY
       QUARTERS ENDED                        PERCENTAGE

     February 29, 2000                         103.4
     May 31, 2000                              102.3
     August 31, 2000                           112.4
     November 30, 2000                         103.4
     February 28, 2001                         105.2
     May 31, 2001                              102.5
     August 31, 2001                           113.0
     November 30, 2001                          97.9 (a)

     (a)Our 2001 occupancy decreased compared to the fourth quarter of 2000 due primarily to the impact of the events of September 11 and their aftermath. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 to this Annual Report on Form 10-K.


     Sales and Marketing

     Our cruise vacations appeal to a broad range of customers, who are of all ages and interests, and who generate high-levels of repeat business for our different brands. Our target market in North America, comprised of households with an income of $40,000 or more and headed by a person who is at least 25 years old, includes approximately 145 million people. Industry studies show that approximately half of these people have expressed an interest in taking a cruise as a vacation alternative.

     In addition, cruising has traditionally appealed to the middle and older segments of the population. These are the fastest growing segments of the population and are forecast to expand over the next 10 years, which we expect will provide a major source of new business for us. Furthermore, cruising is attracting interest from younger people. Approximately 28% of the cruise passengers sourced from North America between 1996 and 2000 were in the 25-39 age bracket.

     Finally, cruising has very high satisfaction ratings, which generate strong levels of repeat business. In North America, industry studies indicate that cruise passengers experience a high level of satisfaction from their cruises, with 90% of cruisers finding it to be as good or better than other vacations; 65% of cruisers over the period 1996 to 2000 rated a cruise as "good value for the money" compared with other vacation alternatives; and half of the people that have taken a cruise have expressed that it is probable or definite that they would take another cruise within the next five years.

     We believe that both our ability to attract land-based vacationers and our customers satisfaction levels are enhanced by the levels of choice and innovative new facilities onboard our cruise ships, such as balconies, multiple and 24-hour restaurants offering flexible dining, and amenities such as modern gymnasiums and health spas, internet cafes, theaters, discos and wedding chapels. Cruise ships are now floating resorts and our brands are positioned to appeal to each of the three major sectors of the cruise industry- contemporary, premium and luxury. Each of our brands offers a particular style of cruise vacationing: the excitement and variety of a Carnival "Fun Shipr," the five-star sophistication of Holland America, the classic British tradition of Cunard, indulgent intimacy and luxury onboard the Yachts of Seabourn, the casual elegance of Windstar and the Italian charm of Costa - individual brands with individual styles.

     The contemporary sector is typically served by cruises that are seven days or less, are priced at per diems of $200 or less and feature a casual ambiance. The contemporary sector is targeted to the mass-market and is usually served by large ships, which offer excellent service at an affordable price, with a wide range of amenities. Passengers on contemporary cruises span all age groups, including families with children to senior citizens. The average contemporary passenger age tends to be younger than the average passenger age in the premium and luxury sectors. We believe that the success and growth of the Carnival brand is attributable in large part to our early recognition of these sectors of the cruise industry and our efforts to specifically reach and promote the expansion of the contemporary sector. The Costa brand is our primary vehicle for expansion into the European contemporary sector.

     The premium sector is served typically by cruises that are seven to 14 days or longer, at per diems of $250 or higher and appeal principally to more affluent customers. The premium sector is usually served by smaller ships than the contemporary sector. Premium ships typically offer larger cabins and a higher level of individual service. We believe the success and growth of the Holland America brand is attributable to our efforts to promote the expansion of the premium sector.

     The luxury sector, which is not as large as the other sectors, is typically served by cruises with per diems of $300 or higher. The luxury sector refers to the highest priced brands that enjoy a prestigious reputation, which may be attributable to the history and image of a particular ship, such as Cunard's QE2, or because the ships are smaller, more intimate, more aesthetically appealing and offering award-winning service, such as the Windstar ships or the Yachts of Seabourn.

     During 1998, we created a marketing association called the "World's Leading Cruise LinesSM" for our family of six cruise brands in order to both educate the consumer about the overall breadth of our cruise brands, as well as to increase the effectiveness and efficiency of marketing our brands. During 2000, we launched "VIP", or Vacation Interchange
Privileges, a loyalty program that provides special considerations to repeat guests aboard any of our six brands. In addition, we entered into a marketing alliance with Starwood Preferred guests, the world's leading hotel loyalty program, adding cruising from any of our six brands to the list of award options available to their customers.

     Our various cruise lines employ over 600 personnel, excluding reservation agents, in the sales and sales support area who, among other things, focus on motivating, training and supporting the retail travel agent community which sells substantially all of our cruises. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume. Commission rates on cruise vacations are usually higher than commission rates earned by travel agents on sales of airline tickets and hotel rooms. Moreover, since cruise vacations are substantially all-inclusive, sales of our cruise vacations generally yield higher commissions to travel agents than commissions earned on selling airline tickets and hotel rooms. During fiscal 2001, no controlled group of travel agencies accounted for more than 10% of our revenues.

     A significant portion of our brands' cruises are generally booked from several months in advance of the sailing date for contemporary brands to up to a year in advance of sailing for our luxury brands. This lead-time allows us to adjust our prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. Our fares, such as Carnival's Supersaver fares and Holland America's Early Savings and Alumni Savings fares, are designed to encourage potential passengers to book cruise reservations earlier, which helps to more effectively manage our overall net revenue yields. Our brands' payment terms require that a passenger pay a deposit to confirm their reservation with the balance due well before the departure date. As a result of September 11 and its aftermath, our brands generally experienced a closer-to-sailing date booking pattern than was historically experienced. This change in pattern caused a reduction in the cash flows we received from bookings and, as would be expected, adversely affected our early booking programs.

     Historically, our cruise brands have been marketed primarily in North America. We began to globalize our cruise business by expanding into Europe through the acquisition of a 50% interest in Costa in June 1997 and Cunard in May 1998. In September 2000, we positioned ourselves to better take advantage of this expanding market sector by acquiring the balance of Costa. This acquisition solidified our ownership of a cruise line that we believe is as recognizable in Southern Europe and South America as Carnival is in North America. We have leveraged Costa's European leadership position by increasing our new ship development commitment to the Costa brand, as well as by transferring Carnival's Tropicale in 2001 and Holland America's Westerdam in 2002 to the Costa fleet. As previously mentioned, we also are specifically tailoring the Costa Marina to German passengers, and will market her exclusively for German speaking customers. In this way we are expanding Europe's largest multiple-night cruise ship fleet, which should continue to position us to gain a greater foothold in the growing European cruise business. Additionally, Cunard will be playing a more significant role in our strategy to target the U.K. cruise sector. We will be repositioning the Caronia for round-trip cruises from Southampton as of May 2002, and have also committed to the construction of a new 1,968 passenger ship to serve the U.K. vacation market upon its expected delivery in January 2005.

     Carnival

     We believe that Carnival's success is due in large part to its unique brand positioning within the vacation industry. Carnival markets its cruises not only as alternatives to competitors' cruises, but as vacation alternatives to competitive land-based resorts and sightseeing destinations. Carnival seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. Carnival's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. Carnival regularly engages in comparative pricing advertisements in which it compares the cost of a cruise with land-based vacations. Carnival markets its cruises as the "Fun Shipsr" experience, which includes a wide variety of onboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and high quality food.

     Carnival uses, among others, the themes "Carnival's Got the Funr" and "The Most Popular Cruise Line in the World!r". Carnival advertises nationally directly to consumers primarily on network and cable television and through extensive print media. Carnival believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Shipsr" concept and the "Carnivalr" name in particular. During 2000, Carnival re-launched www.carnival.com, Carnival's consumer web site, which primarily serves as a marketing and research tool for its current and potential customers.
During 2001, Carnival and Capital One launched an affordable cruise financing program bundled with a co-branded credit card featuring a comprehensive rewards program. The Fun Finance PlanSM enables cruise vacationers to pay for a Carnival cruise through fixed monthly credit card payments.

     In addition, Carnival has expanded its ship embarkation locations in the U.S. and Canada over the past several years to help generate additional drive-in business, which reduces the cost of a Carnival vacation compared to cruise or land-based alternatives that require air or other more expensive travel arrangements. Specifically, Carnival now has cruises originating from Charleston, Galveston, Honolulu, Mobile, New Orleans, New York, Norfolk, San Diego, Seward, Tampa and Vancouver, in addition to its traditional home ports of Miami, Los Angeles, Port Canaveral and San Juan.

     Most of Carnival's cruise bookings are made through travel agents. In fiscal 2001, Carnival took reservations from about 27,000 of approximately 49,000 travel agency locations known to us in the U.S. and Canada. In addition, Carnival markets and sells its cruises to tour operators and through travel agents located in numerous other countries, including the U.K., Bermuda, the Bahamas, Argentina, Venezuela, Mexico and Italy.

     Carnival engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Shipsr" cruise vacations. Carnival employs approximately 130 business development managers and 50 in-house service representatives to motivate independent travel agents and to promote its cruises as an alternative to competitive land-based vacations or other cruise lines. Carnival believes it has one of the largest sales forces in the cruise industry.

     To facilitate access and to simplify the reservation process, Carnival employs approximately 1,200 reservation agents primarily to take bookings from independent travel agents. Carnival's fully automated reservation system allows its reservation agents to respond quickly to book cabins on its ships. Additionally, through various third-party computer reservation systems or Carnival's internet booking engine, travel agents and consumers have the ability to make reservations directly into Carnival's computerized reservations system.

     Holland America and Windstar

     The Holland America and Windstar ships cater to the premium and luxury sectors, respectively. We believe that the hallmarks of the Holland America experience are beautiful ships and gracious, attentive service. Holland America communicates this difference as "A Tradition of Excellencer", a reference to its long-standing reputation for "world class" service and cruise itineraries. Holland America seeks to attract consumers who want an enhanced vacation in terms of service, smaller ships and a higher staff-to-guest ratio.

     Substantially all of Holland America's bookings are made through travel agents. In fiscal 2001, Holland America took reservations from about 18,000 of approximately 49,000 travel agency locations known to us in the U.S. and Canada. In addition, Holland America and Windstar markets and sells its cruises to tour operators and through travel agents located in numerous other countries, including the U.K., Australia and the Netherlands.

     Holland America has focused much of its sales efforts at creating an excellent relationship with the travel agency community. This is due principally to its marketing philosophy that travel agents have a large impact on the consumer vacation selection process and will recommend Holland America more often because of its excellent reputation for service to both its guests and their independent travel agents. Holland America solicits continuous feedback from customers and the independent travel agents making bookings with Holland America to ensure they are receiving excellent service. Holland America and Windstar believe that their web sites at www.hollandamerica.com and www.windstarcruises.com help to enrich the consumers web-based research experience.

     Holland America's marketing communication strategy is primarily composed of newspaper and magazine advertising, large-scale brochure distribution, direct mail solicitations to past passengers and others and network and cable television and radio spots. Holland America engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. Holland America employs approximately 50 field sales representatives, 30 inside sales representatives and 15 sales and service representatives to support the field sales force. To facilitate access and to simplify the reservation process, Holland America employs approximately 280 reservation agents primarily to take bookings from travel agents. Additionally, through various third-party computer reservation systems or Holland America's internet booking engine, travel agents and consumers have the ability to make reservations directly into Holland America's computerized reservations system.

     Windstar has its own marketing and reservations staff. Field sales representatives for both Holland America and Carnival also act as field sales representatives for Windstar. Marketing efforts are devoted primarily to travel agent support and awareness, direct mail solicitation of past passengers and distribution of brochures. The marketing features the distinctive nature of the graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries," apart from the normal cruise experience. Windstar's luxury cruise sector positioning is embodied in its marketing phrase "180 degrees from ordinaryr".


     Costa

     From June 1997 through September 28, 2000, we owned 50% of Costa. On September 29, 2000, we completed the acquisition of the remaining 50% interest in Costa. See Note 17, "Costa Acquisition," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     Costa is headquartered in Genoa, Italy and is Europe's largest cruise line based on number of passengers carried and available capacity. Costa is targeted to the contemporary sector with most of its cruises sold to European passengers, primarily from Italy, France, Germany, Spain and Switzerland. Approximately 85% of Costa's revenues are generated by non-U.S. tour operators and travel agents. Costa has sales offices in Argentina, Brazil, England, France, Germany, Italy, Spain, Switzerland and the U.S., and employs over 300 personnel in the sales and sales support area, excluding reservation agents. Costa sales offices focus much of their effort at motivating and educating travel agents. These efforts include, among other things, newspaper, television, radio and magazine advertising, direct mail solicitation and brochure distribution. In addition, through the use of the internet, at web sites specifically designed for the country and guest that Costa is targeting, the consumers are educated about cruising and Costa (ie: www.costacruises.com and www.costa.it). To facilitate access and to simplify the reservation process, Costa employs approximately 110 reservation agents primarily to take bookings from travel agents. Additionally, through either Costa's internet booking engine and/or through third party computer reservation systems, Costa's European and South American travel agents generally have the ability to make reservations directly into Costa's reservations system.

     We believe that one of the principal ways that Costa distinguishes itself from other brands is by immersing its guests in the Italian ambiance on its ships. The moment a guest boards a ship, they are greeted to Italian decor and art; the decks and restaurants are sometimes named after well-known Italian places, the cuisine is all prepared with an Italian flair and the officers and key personnel are all Italian. A voyage on board Costa is meant to capture the charm and flavor of a visit to Italy, except for the ship dedicated to the German market. Costa believes its advertising generates interest in cruise vacations generally and results in a higher degree of awareness to "Cruising Italian StyleSM". In addition, Costa is very experienced at providing cruises to guests with different nationalities and languages besides Italian, thereby enabling it to effectively market and sell its cruises throughout Europe and South and North America.

     Cunard and Seabourn

     We own 100% of Cunard Line Limited, which owns Cunard and Seabourn. Currently five ships are being offered under these two brands, which are marketed separately.

     The Cunard brand operates two ships in the premium/luxury cruise sector. Cunard's most visible ship is the QE2. The QE2 is the only active passenger ship of its size built specifically for navigating ocean waters and offering regularly scheduled transatlantic cruises, and thus enjoys a unique standing among modern passenger ships. Over the past year, Cunard has repositioned itself as the brand with the most famous ocean liners in the world. The fame of the QE2, as well as the worldwide anticipation of the arrival of the Queen Mary 2, which is expected in December 2003, reinforces this brand identity. The line's cruise ship, Caronia, will be based in Southhampton and dedicated to the U.K. market beginning May 2002.

     The Seabourn brand currently operates three ships, offering ultra-luxury cruising with an intense focus on service and cuisine. It is the exceptionally high level of service which we believe enables the Yachts of Seabourn to be one of the most celebrated cruise lines in the world.

     Cunard and Seabourn currently market and sell their products through their sales offices in Miami, Florida, the U.K., Germany and Australia. Approximately 60% and 31% of Cunard and Seabourn's revenues, respectively, are generated by non-U.S. tour operators and travel agents. Marketing efforts are devoted primarily to travel agent support and awareness, direct mail solicitation, loyalty marketing to past passengers, targeted print media campaigns and brochure distribution and the education of consumers at the Cunard and Seabourn web sites located at www.cunard.com and www.seabourn.com, respectively.

     Substantially all of Seabourn's and Cunard's bookings are made through travel agents. In fiscal 2001, Seabourn and Cunard took reservations from about 10,200 of approximately 49,000 travel agency locations known to us in the U.S. and Canada. Cunard and Seabourn employ approximately 21 field sales representatives, 13 inside sales representatives and 20 sales and service representatives to support its field sales force. They also employ approximately 48 reservation agents primarily to take bookings, substantially all of which come from travel agents.

     Seasonality

     Our revenue from the sale of passenger tickets is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General," in Exhibit 13 to this Annual Report on Form 10-K.

     Competition

     We compete both with a wide array of other land-based vacation alternatives and with other cruise lines for the consumers' disposable leisure time dollars. Our cruise lines also compete, in some cases, against each other.

     We compete with land-based vacation alternatives throughout the world, including, among others, resorts and hotels located in Las Vegas, Nevada, Orlando, Florida, various Caribbean, Bahamian and Hawaiian Island destination resorts and numerous vacation destinations throughout Europe and the rest of the world. Land-based competition in Las Vegas and Orlando together attract annually almost ten times the number of vacationers than the North America cruise industry. Specifically, our land-based competitors, include, among others, Airtours, Club Mediterranee, Disney theme parks, GoGo Tours, Fairfield Communities Vacation Ownership Club, First Choice, Harrah's Entertainment, Hilton Hotels, Kuoni Travel, Mandalay Resort Group, Marriott International Resorts and the Marriott Vacation Ownership Club, MGM Grand, Nouvelle Frontieres, Perillo Tours, Preussag, Ritz-Carlton Hotels, Saga Tours, Six Flags, Starwood Hotels and Resorts, Sandals Resorts, SeaWorld theme parks, Sun City Resorts, Thomson Travel Group, Trafalgar and Universal theme parks.

     Our primary cruise competitors in the contemporary and/or premium cruise sectors for North American sourced passengers are RCL, which owns Royal Caribbean International and Celebrity Cruises, Princess Cruises, owned by P&O, Norwegian Cruise Line ("NCL") and Orient Lines, both owned by Star Cruises plc, and Disney Cruise Line.

     Our primary cruise competitors for European sourced passengers are Airtours' Sun Cruises, Fred Olsen, P&O Cruises, owned by P&O, Star Cruises and Thomson in the U.K.; Aida Cruises, A'Rosa and Seetours, all three owned by P&O, Hapag-Lloyd, Peter Deilmann and Phoenix in Germany and Mediterranean Shipping Cruises and Royal Olympic Cruise Line and its parent, Louis Cruise Line and Festival Cruises in Southern Europe. We also compete for passengers with NCL, Princess Cruises and RCL throughout Europe.


     The Cunard, Seabourn and Windstar ships' compete for passengers sourced primarily from North America and/or Europe and the primary unaffiliated competitors within the luxury cruise sector include Crystal Cruises, Radisson Seven Seas Cruise Line, and Silversea Cruises, as well as the higher priced cabins on certain of the cruise lines which serve the premium sector.

     On November 20, 2001, RCL and P&O announced their intention to combine their businesses, subject to shareholder approvals and regulatory clearances. We also have made an offer to acquire P&O (see Part I, Item 1. Business, A. General - Recent Development).

     See Part I, Item 1. Business, B. Risk Factors for additional information regarding our competition.

     Governmental Regulation

     Our ships are registered in the Bahamas, England, Italy, the Netherlands and Panama, as more fully described under Part I, Item 1. Business, C. Cruise Segment - Cruise Ships and Itineraries and, accordingly, are regulated by these jurisdictions and by the international conventions governing the safety of our ships and guests that these jurisdictions have ratified or adhere to. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the directives and regulations of the European Union are applicable to some aspects of our ship operations.

     Furthermore, the International Maritime Organization (the "IMO"), which operates under the United Nations, has adopted safety standards as part of the Safety of Life at Sea ("SOLAS") Convention, which is applicable to all of our ships. Generally, SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased in through 2010.

     In 1993, SOLAS was amended to adopt the International Safety Management Code (the "ISM Code"). The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code became mandatory for passenger vessel operators, such as ourselves, on July 1, 1998. All of our operations and ships have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control (i.e. the process by which a nation exercises authority over foreign ships when the ships are in the waters subject to its jurisdiction).

     Our ships are subject to a program of periodic inspection by ship classification societies who conduct annual, intermediate, drydocking and
class renewal surveys.   Classification societies conduct these surveys not
only to ensure that our ships are in compliance with international conventions adopted by the flag state and domestic rules and regulations, but also to verify that our ships have been maintained in accordance with the rules of the society and recommended repairs have been satisfactorily completed.

     We are subject to various international, national, state and local environmental protection and health and safety laws, regulations and treaties that govern, among other things, air emissions, employee health and safety, waste discharge, water management and disposal and storage, handling, use and disposal of hazardous substances, such as chemicals, solvents, paints and asbestos.

     In particular, in the U.S., the Oil Pollution Act of 1990 ("OPA") provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply, however, where the discharge is caused by gross negligence or willful misconduct of, or the violation of, an applicable regulation by a responsible party. Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships. These certificates demonstrate our ability to meet removal costs and damages related to water pollution, such as for an oil spill or a release of a hazardous substance up to our ship's statutory liability limit.

     In addition, most U.S. states that border a navigable waterway or seacoast have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

     Furthermore, many countries have ratified and adopted IMO Conventions which, among other things, impose liability for pollution damage subject to defenses and to monetary limits, which monetary limits do not apply where the spill is caused by the owner's actual fault or by the owner's intentional or reckless conduct. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil pollution.

     If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. Although we have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations, we do not expect these expenditures to have a material impact on our financial statements in 2002. See Note 8, "Contingencies," to our Consolidated Financial Statement in Exhibit 13 to this Annual Report in Form 10-K for additional discussion of ongoing governmental investigations into certain of our environmental compliance matters.

     From time to time, environmental regulators consider more stringent regulations which may affect our operations and increase our compliance costs. As evidenced from the preceding paragraphs, the cruise industry is affected by a substantial amount of environmental rules and regulations. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities and, accordingly, this will subject us to increasing compliance costs in the future.

     Our ships that call on U.S. ports are subject to inspection by the United States Coast Guard for compliance with the SOLAS Convention and by the United States Public Health Service for sanitary standards. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships call on.

     In addition, our ships that call on U.S. ports are regulated by the Federal Maritime Commission ("FMC"). Public Law 89-777 which is administered by the FMC requires most cruise line operators to establish financial responsibility for nonperformance of transportation. The FMC's regulations require that a cruise line demonstrate its financial responsibility through a guarantee, escrow arrangement, surety bond, insurance or self-insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two-year period up to a maximum coverage level of $15 million. The FMC has recently decided to consider various changes to the financial responsibility regulations which could increase our compliance costs. In addition, other jurisdictions, including Argentina, Brazil, the U.K. and Germany require the establishment of financial responsibility for passengers from their jurisdictions.

     In connection with a significant portion of our Alaska cruise operations, Holland America and Carnival rely on concession permits from the U.S. National Park Service, which are periodically renewed, to operate their cruise ships in Glacier Bay National Park. There can be no assurance that these permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future.

     We believe we have all the necessary licenses to conduct our business. From time to time, various other regulatory and legislative changes have been or may be proposed that could have an affect on the cruise industry in general. See "Risk Factors" for a discussion of other regulations which impact us.


     Financial Information

     For financial information about our cruise and affiliated operations segment with respect to each of the three years in the period ended November 30, 2001, see Note 10, "Segment Information," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     D. Tour Segment

     In addition to our cruise business we operate Tours, which is a leading cruise/tour operator in the state of Alaska and the Canadian Yukon.
 Tours also markets sightseeing packages both separately and as part of our cruise/tour packages. Since a substantial portion of Tours' business is derived from the sale of tour packages in Alaska during the summer season, Tour' operations are highly seasonal.

     Holland America Tours

     Tours is comprised of a group of companies which together comprise the tour operations and perform three independent yet interrelated functions. During 2001, as part of an integrated travel program to destinations in Alaska, the Canadian Yukon and Washington, the tour service group offered 32 different tour programs varying in length from 8 to 18 days. The transportation group and hotel group supports the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Two luxury dayboats perform an important role in the integrated travel program offering tours to the glaciers of Alaska and the Yukon River. The Yukon Queen II cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska.
The two dayboats have a combined capacity of 360 passengers.

     A fleet of over 300 motor coaches operate in Alaska, Washington, British Columbia, Canada and the Canadian Yukon. These motor coaches are used for extended trips, city sightseeing tours and charter hire. Additionally, Tours operates express motor coach service between downtown Seattle, Washington and the Seattle-Tacoma International Airport and also provides transit service for some of our cruise passengers between Seattle and Vancouver.

     Thirteen private, domed rail cars, which are called "McKinley Explorers", run on the Alaska Railroad between Anchorage and Fairbanks, stopping at Denali National Park.

     In connection with its tour operations, Tours owns or leases motor coach maintenance shops in Seattle, Washington, and in Juneau, Fairbanks, Anchorage, Skagway and Ketchikan, Alaska. Tours also owns or leases service offices at Anchorage, Denali Park, Fairbanks, Juneau, and Skagway in Alaska, at Whitehorse in the Yukon Territory, in Seattle, Washington and Vancouver and Victoria, British Columbia.

     Westmark Hotels

     Tours operates 12 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels. Four of the hotels are located in Canada's Yukon Territory and offer a combined total of 585 rooms. The remaining eight hotels, located throughout Alaska, provide a total of 1,348 rooms, bringing the total number of hotel rooms to 1,933. Eleven of the hotels are wholly owned by Tours subsidiaries and Westmark operates one under a management agreement.

     The hotels play an important role in Tours tour programs during the summer months when they provide accommodations to the tour passengers. The hotels located in the larger metropolitan areas remain open during the entire year, acting during the winter season as centers for local community activities while continuing to accommodate the traveling public. Most of the Westmark hotels include dining, lounge and conference or meeting room facilities. Certain hotels have gift shops and other tourist services on the premises.

     For the seven hotels that operate year-round, the occupancy percentage for fiscal 2001 was 55.2%, and for the five hotels that operate only during the summer months, the occupancy percentage for fiscal 2001 was 65.5%.

     Sales and Marketing

     Tours has its own marketing staff devoted to travel agent support and awareness, direct mail solicitation of past customers, use of consumer magazine and newspaper advertising to develop prospects and enhance awareness and distribution of brochures. Additionally, television and radio spots are used to market its tour and cruise packages. The Tours marketing message leverages its 55 years of Alaska tourism leadership and its extensive array of hotel and transportation assets to create a brand preference for Tours. To the prospective vacationer Tours endeavors to convince them that "Holland America Tours is Alaska".

     Holland America tours are marketed both separately and as part of cruise/tour packages. Although most of Tours cruise/tours include a Holland America cruise as the cruise segment, other cruise lines also market Holland America tours as a part of their cruise/tour packages and sightseeing excursions. Holland America tours sold separately are marketed through independent travel agents and also directly by Tours, utilizing sales desks in major hotels. General marketing for the hotels is done through various media in Alaska, Canada and the contiguous U.S. Travel agents, particularly in Alaska, are solicited, and displays are used in airports in Seattle, Washington, Portland, Oregon and various Alaskan cities. Room rates at Westmark Hotels are on the upper end of the scale for hotels in Alaska and the Canadian Yukon.

     Seasonality

     Tours' tour revenues are highly seasonal with a large majority generated during the late spring and summer months in connection with the Alaska cruise season. Tours' tours are conducted in Alaska, the Canadian Yukon and Washington. The Alaska and Canadian Yukon tours coincide to a great extent with the Alaska cruise season, May through September. Washington tours are conducted year-round although demand is greatest during the summer months. During periods in which tour demand is low Tours seeks to maximize its motor coach charter activity, such as operating charter tours to ski resorts in Washington.

     Competition

     Tours competes with independent tour operators and motor coach charter operators in Alaska, British Columbia, the Canadian Yukon and Washington. The primary competitors in these areas are Princess Tours,with approximately 215 motor coaches and five hotels, Alaska
Sightseeing/Trav-Alaska, with approximately 12 motor coaches, and commencing in 2001, Royal Celebrity Tours, with approximately 20 motor coaches. The primary competitor in Washington is Hesselgrave
International, with approximately 35 motor coaches.

     Westmark Hotels compete with various hotels throughout Alaska, many of which charge prices below those charged by Westmark Hotels. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulations

     Tours motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities and Transportation Commission, the British Columbia Motor Carrier Commission, the Yukon Motor Transport Board and the Alaska Department of Transportation. Certain activities of Tours involve federal or state properties and may require concession permits and are subject to regulation by various federal or state agencies, such as the U.S. National Park Service, the U.S. Forest Service and the State of Alaska Department of Natural Resources.

     In connection with the operation of its beverage facilities in the Westmark Hotels, Tours is required to comply with state, county and/or city ordinances regulating the sale and consumption of alcoholic beverages. Violations of these ordinances could result in fines, suspensions or revocation of licenses and preclude the sale of any alcoholic beverages by the hotel involved.

     In the operation of its hotels, Tours is required to comply with applicable building and fire codes. Changes in these codes have in the past and may in the future require expenditures to ensure continuing compliance.

     From time to time, various other regulatory and legislative changes have been or may be proposed that could have an effect on the tour industry in general.

     Financial Information

     For financial information about our tour segment with respect to each of the three years in the period ended November 30, 2001, see Note 10, "Segment Information," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     E. Employees

     Our operations have approximately 5,200 full-time and 2,300 part-time/seasonal employees engaged in shoreside operations. We also employ approximately 1,700 officers and 24,000 crew and staff on our 43 ships.
Due to the seasonality of its Alaska and Canadian operations, HAL and its subsidiaries increase their work force during the summer months, employing additional seasonal personnel which have been included above. We have entered into agreements with unions covering certain employees in our hotel, motor coach and ship operations. We consider our employee and union relations generally to be good.

     F. Suppliers

     Our largest purchases are for airfare, advertising, fuel, food and beverages and hotel and restaurant supplies and products and for the construction of our ships. Although we choose to use a limited number of suppliers for most of our food and beverages, and hotel and restaurant supplies and products, most of these purchases are available from numerous sources at competitive prices. The use of a limited number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel from a limited number of sources located at certain of our ports of call. See Part I, Item 1., Business, B. Risk Factors - for a discussion of the limited number of qualified shipyards available to build our new ships.

     G. Insurance

     We maintain insurance covering legal liabilities related to crew, passengers and other third parties on our ships in operation through The West of England Shipowners Mutual Insurance Association (Luxembourg) ("WOE"), Steamship Mutual Underwriting Association Ltd. (the "SMUAL") and the United Kingdom Mutual Steamship Assurance Association (Bermuda) Limited (the "UKMSAA"). The amount and terms of this insurance is governed by the rules of the foregoing protection and indemnity associations.

     We maintain insurance on the hull and machinery of each ship in amounts equal to the approximate market value of each ship. We maintain war risk insurance on each ship which includes legal liability to crew and passengers, including terrorist risks for which coverage would be excluded under WOE, SMUAL and UKMSAA, subject to certain limitations. The coverage for hull and machinery and war risks is provided by international marine insurance carriers. We, as currently required by the FMC, maintain at all times four $15 million performance bonds for all of our ships which embark passengers in U.S. ports, to cover passenger ticket liabilities in the event of a canceled or interrupted cruise. We also maintain other performance bonds as required by various foreign authorities who regulate certain of our operations in their jurisdictions. As a result of the September 11, 2001 attacks, our war risk insurance premiums have increased, and we expect most of our other insurance premiums to increase at the time of their renewals. No assurance can be given that affordable and viable insurance and reinsurance markets will be available to us in the future, particularly for war risk insurance.

     We maintain certain levels of self-insurance for the above mentioned risks through the use of substantial deductibles. We do not typically carry coverage related to loss of earnings or revenues for our cruise or tour operations.

     We also maintain various other insurance policies to protect the assets of Tours and other activities.


     H. Trademarks

     We own numerous trademarks, which we believe are widely recognized throughout the world and have considerable value.


     Item 2. Properties

     Our cruise ships, which are all owned by us, and our private island, Half Moon Cay, are described in Part I, Item 1. Business, C. Cruise Segment
- Cruise Ships and Itineraries and our cruise ships under construction are described in Note 7, "Commitments," to the Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K. The properties associated with Tours operations are described in Part I, Item 1. Business,
D. Tour Segment.

     Carnival's principal shoreside operations and its headquarters and our corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida. These facilities are owned by us and have approximately 456,000 square feet of office space. HAL's principal shoreside operations and its headquarters are located at 300 Elliott Avenue West in Seattle, Washington in approximately 154,000 square feet of leased office space. Costa's principal shoreside operations and its headquarters are located in Genoa, Italy in approximately 125,000 square feet of owned and leased space. Cunard Line Limited's principal shoreside operations and its headquarters are located at 6100 Blue Lagoon Drive in Miami, Florida in approximately 51,000 square feet of leased office space. We also lease space in Colorado Springs, Colorado for use as an additional reservation center and have leases for additional office space in Southampton and London, England and Hollywood, Florida for Cunard's U.K. operations and our U.K. sales and shipbuilding technical service offices and for Costa's South Florida sales office.

     Our cruise ships, tour properties, shoreside operations and headquarter facilities are well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary and we believe that these facilities are adequate for our current needs.

     Item 3. Legal Proceedings

     One action has been filed against Tours and one action has been filed against Costa on behalf of purported classes of persons who paid port charges to Tours or Costa, alleging that statements made in advertising and promotional materials concerning port charges were false and misleading (collectively, the "Passenger Complaints"). The Passenger Complaints allege violations of the various state consumer protection acts and claims of fraud, conversion, breach of fiduciary duties and unjust enrichment. Plaintiffs seek compensatory damages, or alternatively, refunds of portions of port charges paid, attorneys' fees, costs, prejudgment interest, punitive damages and injunctive and declaratory relief. The status of each pending Passenger Complaint is as follows:

In April 1996, a Passenger Complaint was filed against Tours in the Superior Court in King County, Washington, by Francine Pickett and others on behalf of a purported nationwide class. In April 1998 Tours entered into a settlement agreement, which was approved by the court.
 However, one member of the settlement class appealed the agreement. In August, 2000, the Washington Court of Appeals refused to approve the settlement that had been reached by Tours in its Passenger Complaint and instead remanded the case to the trial court. In December 2001, the Washington Supreme Court reversed the decision of the Court of Appeals. This reversal, which had been sought by Tours, reinstates that settlement that had been agreed to with the class representatives providing for the issuance of vouchers to certain passengers. The one member of the settlement class who originally appealed the agreement had requested that the Washington Supreme Court reconsider its decision reversing the decision of the Court of Appeals in this matter. In February 2002, this request was denied.

In September 1996, a Passenger Complaint was filed against Costa in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, Florida by Mr. & Mrs. Latman on behalf of a purported nationwide class. These proceedings, including Costa's appeal to the Florida Supreme Court of the Third District Court of Appeals' order to the trial court to certify the class, have been stayed pending the outcome of ongoing settlement negotiations.

     Several actions (collectively the "ADA Complaints") have been filed against Carnival, Costa, Cunard and Tours alleging that they violated the Americans with Disabilities Act of 1990 by failing to make certain cruise ships accessible to individuals with disabilities. The plaintiffs seek injunctive relief to require modifications to certain vessels to increase accessibility to disabled passengers and fees and costs. The status of each pending ADA Complaint is as follows:

On December 17, 1998, an ADA Complaint was filed against Carnival by Access Now, Inc. and Edward S. Resnick in the U.S. District Court for the
Southern District of Florida. Carnival and the plaintiffs agreed to settle this action pursuant to an agreement that Carnival will make certain modifications to its then existing 15 ships with an option to include future ships into the settlement agreement. The court approved the settlement on October 31, 2001 and closed the case. No appeal has been filed and the time for appeal has expired.

     On August 29, 2000, an ADA Complaint was filed against Cunard by Access Now, Inc. and Edward S. Resnick in the U.S. District Court for the Southern District of Florida. Cunard filed an answer to the complaint on November 10, 2000. Given the settlement reached in the case against Carnival, the plaintiff has agreed to dismiss the ADA Complaint against Cunard without prejudice pending settlement negotiations which are ongoing.

     On August 28, 2000, Access Now, Inc. and Edward S. Resnick also filed complaints in the U.S. District Court for the Southern District of Florida against Costa and Tours. These complaints seek modifications to vessels to increase accessibility to disabled passengers. These cases have been transferred before the same judge. Costa's and Tours' motions to dismiss these actions were denied.

     Several actions were filed against us and four of our executive officers by a purported class of persons who purchased our common stock between February 25, 1999 and February 16, 2000 alleging that statements made in our public filings relating to compliance with applicable safety regulations were in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints also allege violations by the individual defendants as controlling persons under
Section 20(a) of the Securities Exchange Act of 1934. In November 2000, the plaintiffs filed a consolidated amended complaint in the U.S. District Court for the Southern District of Florida (the "Stock Purchaser Complaint"). The Stock Purchaser Complaint seeks certification of a class action, an award or unspecified compensatory damages, attorneys' and expert fees and costs. On February 5, 2001, we filed a motion to dismiss the Stock Purchaser Complaint. The motion to dismiss has been fully briefed, and we are awaiting the judge's ruling.

     In August 2000, we received a grand jury subpoena signed by an Assistant U.S. Attorney in the Southern District of Florida. The subpoena demanded the production of documents concerning environmental practices of ships operated by us and compliance with environmental laws and regulations. We have produced documents in response to the subpoena, have cooperated with the government's investigation and our employees have provided information regarding environmental compliance to the Office of the U.S. Attorney for the State of Florida. We continue to engage in settlement discussions with the Office of the U.S. Attorney for the Southern District of Florida. No charges have been lodged against us as of this date, however, such charges may be lodged in the future.

     On November 22, 2000, Costa instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a $70 million contract for the conversion and lengthening of the ship. Cammell Laird joined the arbitration proceeding on January 9, 2001 to present its counter demands. On January 9, 2001, Costa gave Cammell Laird notice of termination of the contract and Cammell Laird replied with its notice of termination of the contract on February 2, 2001.
 It is expected that the arbitration tribunal's decision will be made in mid-2003 at the earliest.

On February 23, 2001, Holland America Line-USA, Inc. ("HAL, Inc."), one of our subsidiaries, received a subpoena from a grand jury sitting in the U.S. District Court for the District of Alaska. The subpoena requests that HAL, Inc. produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL, Inc. is responding to the subpoena.



  Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

     The following table sets forth the name, age and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation unless otherwise noted.



          NAME                AGE                 POSITION


      Richard D. Ames         54  Vice President - Audit Services
      Micky Arison            52  Chairman of the Board of Directors
                                    and Chief Executive Officer
      Gerald R. Cahill        50  Senior Vice President-Finance and Chief
                                    Financial Officer
      Pamela C. Conover       46  President and Chief Operating Officer of
                                    Cunard Line Limited
      Robert H. Dickinson     59  President and Chief Operating Officer
                                    of Carnival and Director
      Kenneth D. Dubbin       48  Vice President-Corporate Development
      Pier Luigi Foschi       54  Chairman and Chief Executive Officer of
                                    Costa Cruises, S.p.A.
      Howard S. Frank         60  Vice Chairman of the Board of Directors
                                    and Chief Operating Officer
      Ian J. Gaunt            50  Senior Vice President - International
      A. Kirk Lanterman       70  Chairman of the Board of Directors,
                                    President, and Chief Executive Officer
                                    of Holland America Line-Westours Inc.
                                    and Director
      Arnaldo Perez           42  Vice President, General Counsel and
                                    Secretary
      Lowell Zemnick          58  Vice President and Treasurer


     Business Experience of Officers

     Richard D. Ames has been Vice President - Audit Services since January 1992. From October 1989 to January 1992 he was the Director of Internal Audit. From February 1983 until October 1989 he was Director of Internal Audit for Resorts International, Inc. He was a management consultant with International Intelligence, Inc., a subsidiary of Resorts International, Inc.from January 1979 to February 1983.

     Micky Arison has been Chief Executive Officer since 1979 and Chairman of the Board of Directors since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served Carnival for successive two-year periods as a sales agent, a reservations manager and as Vice President in charge of passenger traffic.

     Gerald R. Cahill has been Senior Vice President-Finance, Chief Financial Officer and Chief Accounting Officer since January 1998. From September 1994 to January 1998 he was Vice President-Finance. He was Chief Financial Officer from 1988 to 1992 and Chief Operating Officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with Price Waterhouse.

     Pamela C. Conover has been President and Chief Operating Officer of Cunard Line Limited since February 2001. She was Chief Operating Officer of Cunard Line Limited from June 1998 to January 2001. From May 1995 to May 1998, she was Vice President of Strategic Planning for Carnival Corporation. From May 1994 to April 1995, she was President and Chief Operating Officer of Epirotiki Cruise Line, which was a Carnival Corporation joint venture. From September 1985 until April 1994, she worked for Citicorp, New York, specializing in financing and advisory services for shipping companies.

     Robert H. Dickinson has been President and Chief Operating Officer of Carnival since May 1993. From 1979 to May 1993, he was Senior Vice President-Sales and Marketing of Carnival. He has also been a director since June 1987.

     Kenneth D. Dubbin has been Vice President-Corporate Development since May 1999. From 1988 to April 1999 he was Vice President and Treasurer of RCL.

     Pier Luigi Foschi has been Chief Executive Officer of Costa Cruises, S.p.A. since October 1997 and Chairman of its Board since January 2000. From 1974 to 1997, he held senior positions with OTIS, a world leader in the field of elevators, which is a subsidiary of United Technologies Corporation, and from 1990 to 1997 was Executive Vice President of Otis's Asia-Pacific operations.

     Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992. From July 1989 to January 1998, he was Chief Financial Officer and Chief Accounting Officer and from July 1989 to October 1993 he was Senior Vice President-Finance. From July 1975 through June 1989 he was a partner with Price Waterhouse.

     Ian J. Gaunt is an English Solicitor and has been Senior Vice President-International since May 1999. He was a partner of the London-based international law firm of Sinclair, Roche and Temperley from 1982 through April 1999 where he represented us as special external legal counsel since 1981.

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

     Arnaldo Perez has been Vice President, General Counsel and Secretary since August 1995. He was Assistant General Counsel from July 1992 to July 1995. Prior to joining Carnival Corporation, he was a partner at the law firm of Weil, Lucio, Mandler, Croland & Steele in Miami, Florida.

     Lowell Zemnick is a Certified Public Accountant and has been a Vice President since 1980 and Treasurer since September 1990 and from May 1987 to June 1989 was Chief Financial Officer. He was Chief Financial Officer of Carnival from 1980 to September 1990.




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

     C.  Dividends

     We declared cash dividends on all of our common stock in the amount of $.105 per share in each of the quarters of fiscal 2001 and 2000 and in the first quarter of fiscal 2002. Payment of future dividends on our common stock will depend upon, among other factors, our earnings, financial condition and capital requirements. We may also declare special dividends to all stockholders in the event that members of the Arison family and certain related entities are required to pay additional income taxes by reason of their ownership of our common stock because of an income tax audit of ourselves.

     The Republic of Panama does not currently have tax treaties with any other country. Under current law we believe that distributions to our shareholders, other than residents of Panama or other business entities conducting business in Panama, are not subject to taxation under the laws of the Republic of Panama. Dividends that we pay to U.S. citizens, residents, corporations and to foreign corporations doing business in the U.S., to the extent treated as "effectively connected" income, will be taxable as ordinary income for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits, but generally will not qualify for any dividends-received deduction.

     The payment and amount of any dividend is within the discretion of the Board of Directors, and it is possible that the amount of any dividend may vary from the levels discussed above.

D. Recent Sales of Unregistered Securities

     On April 25, 2001, we sold $600 million aggregate principal amount of 2% convertible notes and on October 24 and 26, of 2001, we sold an aggregate of $1,051,175,000 of zero-coupon convertible notes, for which we received gross cash proceeds of $500 million, in private offerings to Merrill Lynch & Co., as the initial purchasers. These notes were simultaneously resold by the initial purchaser in transactions exempt from registration requirements of The Securities Act to persons reasonably believed by the initial purchaser to be "qualified institutional buyers" (as defined in Rule 144A under the Securities Act.) The aggregate gross underwriting discounts for these transactions was approximately $22 million. The proceeds from the issuance of our 2% convertible notes were used to repay some of our outstanding commercial paper due in 2001 and for general corporate purposes. The proceeds from the issuance of our zero-coupon notes were used primarily to repay existing bank indebtedness and to make in full the approximately $300 million final payment for Carnival's new ship, the Carnival Pride, in December 2001. See Note 6, "Long-Term Debt," to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K for more information on these notes.

     The above described sales were made without general solicitation or advertising. We have filed registration statements on Form S-3 covering the resale of the notes and underlying common stock issued in those sales.
 All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their securities. We have not received and will not receive any proceeds from the sale of these notes or underlying common stock other than the proceeds from the initial sale of such notes.

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

  Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 29, 2002,except as to Note 18 which is dated February 15, 2002, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     None.

                                PART III

  Items 10, 11, 12 and 13.  Directors and Executive Officers of the
        Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to our definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year, except that the information concerning our executive officers called for by
Item 401(b) of Regulation S-K is included in Part I of this Annual Report on Form 10-K.

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

     (b) Reports on Form 8-K

     We filed current reports on Form 8-K on September 20, 2001 (Items 5 and 7), October 19, 2001 (Items 5 and 7), October 23, 2001 (Item 5), October 25, 2001 (Items 5 and 7), October 29, 2001 (Item 5) and November 7, 2001 (Item 9).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, and the State of Florida on this 26 day of February 2002.

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


/s/ Micky Arison         Chairman of the Board of         February 26, 2002
 Micky Arison            Directors and Chief Executive
                         Officer

/s/ Howard S. Frank      Vice Chairman of the Board of    February 26, 2002
 Howard S. Frank         Directors and Chief Operating
                         Officer

/s/ Gerald R. Cahill     Senior Vice President-Finance    February 26, 2002
 Gerald R. Cahill        and Chief Financial and
                         Accounting Officer

/s/ Shari Arison         Director                         February 26, 2002
 Shari Arison

/s/ Maks L. Birnbach     Director                         February 26, 2002
 Maks L. Birnbach

/s/ Richard G. Capen, Jr.Director                         February 26, 2002
 Richard G. Capen, Jr.

/s/ Robert H. Dickinson  Director                         February 26, 2002
 Robert H. Dickinson

/s/ Arnold W. Donald     Director                         February 26, 2002
 Arnold W. Donald

/s/ James M. Dubin       Director                         February 26, 2002
 James M. Dubin

/s/ A. Kirk Lanterman    Director                         February 26, 2002
 A. Kirk Lanterman

/s/ Modesto A. Maidique  Director                         February 26, 2002
 Modesto A. Maidique

/s/ Stuart Subotnick     Director                         February 26, 2002
Stuart Subotnick

/s/ Sherwood M. Weiser   Director                         February 26, 2001
 Sherwood M. Weiser

                         Director
 Meshulam Zonis

/s/ Uzi Zucker           Director                         February 26, 2002
 Uzi Zucker

INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

3.1-Second Amended and Restated Articles of Incorporation of the Company.
(1)

3.2-Amendment to Second Amended and Restated Articles of Incorporation of the Company. (2)

3.3-Certificate of Amendment of Articles of Incorporation of the Company.
(3)

3.4-Form of By-laws of the Company. (4)

4.1-Agreement of the Company dated February 26, 2002 to furnish certain debt instruments to the Securities and Exchange Commission.

10.1-Retirement and Consulting Agreement dated November 20, 2001 between Alton Kirk Lanterman, Carnival Corporation and Holland America Line-Westours Inc.

10.2-Executive Long-term Compensation Agreement dated January 16, 1998 between Robert H. Dickinson and Carnival Corporation. (5)

10.3-1994 Carnival Cruise Lines Key Management Incentive Plan as amended on July 17, 2000. (6)

10.4-Amended and Restated Carnival Corporation 1992 Stock Option Plan. (7)

10.5-Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998. (8)

10.6-Carnival Corporation "Fun Ship" Nonqualified Savings Plan. (9)

10.7 -Amendments to The Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees. (10)

10.8-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan. (11)

10.9-2001 Outside Director Stock Option Plan

10.10- Revolving Credit Agreement dated June 26, 2201, by and among Carnival Corporation, The Chase Manhattan Bank and various other lenders.
(12)

10.11-Consulting Agreement/Registration Rights Agreement dated June 14, 1991, between the Company and Ted Arison. (13)

10.12-First Amendment to Consulting Agreement/Registration Rights
Agreement. (14)

10.13-Arnold W. Donald Director's Agreement. (15)

10.14-Meshulam Zonis Director's Agreement. (16)

10.15-Maks L. Birnbach Director's Agreement. (17)

10.16-Stuart Subotnick Director's Agreement. (18)

10.17-Sherwood M. Weiser Director's Agreement. (19)

10.18-Uzi Zucker Director's Agreement. (20)

10.19-James M. Dubin Director's Agreement. (21)

10.20-Modesto M. Maidique Director's Agreement. (22)

10.21-Richard G. Capen Director's Agreement. (23)

10.22-Shari Arison Dorsman Director's Agreement. (24)

10.23-Executive Long-term Compensation Agreement dated January 11, 1999, between the Company and Micky Arison. (25)

10.24-Executive Long-term Compensation Agreement dated January 11, 1999, between the Company and Howard S. Frank. (26)

10.25- Registration Rights Agreement, dated as of October 24, 2001, between Carnival Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.26-Second Supplemental Indenture, dated as of October 24, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, creating a series of securities designated Liquid Yield Option-TM-Notes due 2021 (Zero Coupon--Senior). (28)

10.27-Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities. (29)

10.28-First Supplemental Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, creating a series of securities designated 2% Convertible Senior Debentures due 2021. (30)

10.29-Registration Rights Agreement, dated as of April 25, 2001, among Carnival Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. (31)

10.30-Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security. (32)

10.31-Carnival Corporation Supplemental Executive Retirement Plan. (33)

10.32-Amendment to the Carnival Corporation Supplemental Executive Retirement Plan. (34)

10.33-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan. (35)

10.34-Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees. (36)

10.35-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan. (37)

10.36-Retirement Agreement between the Company and Meshulam Zonis. (38)

10.37-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
Plan.

10.38-Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.

10.39-Employment letter dated August 12, 1997, between Costa Crociere, S.p.A. and Pier Luigi Foschi.

10.40-Amendment to employment letter, dated December 1, 2000, between Costa Crociere, S.p.A. and Pier Luigi Foschi.

10.41-Costa Crociere, S.p.A. Regulation of the Management Long-term Incentive Plan.

10.42-Amended and Restated Operating Agreement of Continental Hospitality Holdings, LLC.

12.0-Ratio of Earnings to Fixed Charges.

13.0-Portions of 2001 Annual Report incorporated by reference into 2001 Annual Report on Form 10-K.

21-Significant Subsidiaries of the Company.

23.0-Consent of PricewaterhouseCoopers LLP.


Sequential
Numbering
System
Exhibits

(1)Incorporated by reference to Exhibit No. 3 to the registrant's registration statement on Form S-3 (File No. 333-68999), filed with the Securities and Exchange Commission.

(2)Incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(3)Incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(4)Incorporated by reference to Exhibit No. 3.2 to the registrant's registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(5)Incorporated by reference to Exhibit No. 10.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(6)Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

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

(12)Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

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

(15)Incorporated by reference to Exhibit No. 10.13 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(16)Incorporated by reference to Exhibit No. 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

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

(27)Incorporated by reference to Exhibit 4.7 to the registrant's registration statement on form S-3 (File No. 333-74190), filed with the Securities and Exchange Commission.

(28)Incorporated by reference to Exhibit 4.6 to the registrant's registration statement on form S-3 (File No. 333-74190), filed with the Securities and Exchange Commission.

(29)Incorporated by reference to Exhibit 4.5 to the registrant's registration statement on form S-3 (File No. 333-62950), filed with the Securities and Exchange Commission.

(30)Incorporated by reference to Exhibit 4.6 to the registrant's registration statement on form S-3 (File No. 333-62950), filed with the Securities and Exchange Commission.

(31)Incorporated by reference to Exhibit 4.7 to the registrant's registration statement on form S-3 (File No. 333-62950), filed with the Securities and Exchange Commission.

(32)Incorporated by reference to Exhibit No. 4 to the registrant's registration statement on Form S-3 (File No. 33-53136), filed with the Securities and Exchange Commission.

(33)Incorporated by reference to Exhibit No. 10.32 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(34)Incorporated by reference to Exhibit No. 10.31 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(35)Incorporated by reference to Exhibit No. 10.33 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(36)Incorporated by reference to Exhibit No. 10.33 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(37)Incorporated by reference to Exhibit No. 10.34 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(38) Incorporated by reference to Exhibit No. 10.35 to the registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.



Ex-4.1
Exhibit 4.1


                                                       EXHIBIT 4.1


February 26, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549

RE: Carnival Corporation
    Commission File No. 1-9610

Gentlemen:

Pursuant to Item 601 (b) (4) (iii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, Carnival Corporation (the "Company") hereby agrees to furnish copies of certain long-term debt instruments to the Securities and Exchange Commission upon the request of the Commission, and, in accordance with such regulation, such instruments are not being filed as part of the Annual Report on Form 10-K of the Company for its fiscal year ended November 30, 2001.

Very truly yours,

CARNIVAL CORPORATION

/s/ Arnaldo Perez

Arnaldo Perez
Vice President, General Counsel





EXHIBIT 10.1
RETIREMENT AND CONSULTING AGREEMENT


AGREEMENT made this 20th day of November, 2001 between CARNIVAL CORPORATION, having its principal place of business at 3655 Northwest 87th Avenue, Miami, Florida 33178, and its wholly owned subsidiary, Holland America Line - Westours, Inc., having its principal place of business at 300 Elliott Avenue West, Seattle, Washington 98119 (collectively, the "Companies") and Alton Kirk Lanterman, ("Lanterman"), residing at 714 West Galer Street, Seattle, Washington, 98119.

RECITALS:

A. Lanterman has served as Chairman or President and Chief Executive Officer of Holland America Line- Westours Inc. ("HAL") since January 1989 and has performed exemplary service during said years.

B. The Companies desire to compensate Lanterman for such exemplary service by way of retirement pay.

C. The Companies desire to retain Lanterman's consulting services following such retirement on the terms set forth in this Agreement.

IN CONSIDERATION of past services as related above and the consulting services related below, it is agreed as follows:

1.  Compensation For Past Services and Consulting Services

1.1 For a period of fifteen (15) years following the date of retirement by Lanterman from active services with the Companies (the "Retirement Date"), the Companies shall pay to Lanterman, in monthly installments of $141,500, an annual compensation of $1,698,000.

1.2 In the event of Lanterman's death prior to the Retirement Date, or prior to the fifteenth anniversary of the Retirement Date, the unpaid balance of this total compensation ($25,470,000) shall be paid in full to Lanterman's estate within 30 days of his death. The unpaid balance shall be its then present value calculated by utilization of an interest rate of 8.5% per year.

2.  Consulting Services

    Commencing on the Retirement Date and for a period of fifteen (15) years, Lanterman agrees to perform consulting services for the Companies in regard to the business operations of HAL upon the specific written request of the Companies. Such services shall be provided during normal business hours, on such dates, for such time and at such locations as shall be agreeable to Lanterman. Such services shall not require more than five (5) hours in any calendar month, unless expressly consented to by Lanterman, whose consent may be withheld for any reason whatsoever. The Companies will reimburse Lanterman for any out-of-pocket expenses incurred by him in the performance of said services.

3.  Independent Contractor

  Lanterman acknowledges that commencing on the Retirement Date, he will be solely an independent contractor and consultant. He further acknowledges that he will not consider himself to be an employee of the Companies and will not be entitled to any employment rights or benefits of the Companies.

4.  Confidentiality

Lanterman will keep in strictest confidence, both during the term of this Agreement and subsequent to termination of this Agreement, and will not during the term of this Agreement or thereafter disclose or divulge to any person, firm or corporation, or use directly or indirectly, for his own benefit or the benefit of others, any confidential information of the Companies, including, without limitation, any trade secrets respecting the business or affairs of the Companies which he may acquire or develop in connection with or as a result of the performance of his services hereunder. In the event of an actual or threatened breach by Lanterman of the provisions of this paragraph, the Companies shall be entitled to injunctive relief restraining Lanterman from the breach or threatened breach as its sole remedy. The Companies hereby waive their rights for damages, whether consequential or otherwise.

5..Enforceable

   The provisions of this Agreement shall be enforceable notwithstanding the existence of any claim or cause of action of Lanterman against the Companies, or the Companies against Lanterman, whether predicated on this Agreement or otherwise.

6..Applicable Law

   This Agreement shall be construed in accordance with the laws of the State of Washington, and venue for any litigation concerning an alleged breach of this Agreement shall be in King County, Washington, and the prevailing party shall entitled to reasonable attorney's fees and costs incurred.

7..Entire Agreement

   This Agreement contains the entire agreement of the parties relating to the subject matter hereof. A similar agreement of November 2000 shall become null and void upon the execution of this Agreement. Any notice to be given under this Agreement shall be sufficient if it is in writing and is sent by certified or registered mail to Lanterman or to the Companies to the attention of the President, or otherwise as directed by the Companies, from time to time, at the addresses as they appear in the opening paragraph of this Agreement.

8.  Waiver

The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

  IN WITNESS WHEREOF, the Companies and Lanterman have duly executed this agreement as of the day and year first above written.


                              CARNIVAL CORPORATION

                              By: /s/ Howard S. Frank
                                  Howard S. Frank
                              Its: Vice Chairman







                              HOLLAND AMERICA LINE-WESTOURS INC.

                              By: /s/ Larry Calkins
                                      Larry Calkins
                              Its:  V.P. - Finance, CFO



/s/ Alton Kirk Lanterman
                              Signature

                              Alton Kirk Lanterman
                              Print Full Name




EXHIBIT 10.9
CARNIVAL CORPORATION
2001 OUTSIDE DIRECTOR STOCK OPTION PLAN

(adopted by the Board of Directors on February 16, 2001 approved by the shareholders on April 17, 2001, effective as of January 1, 2001, amended by the Board of Directors on October 8, 2001)

CARNIVAL CORPORATION, a Panamanian corporation (the "Company"), hereby formulates and adopts the following 2001 Outside Director Stock Option Plan (the "Plan") for Eligible Directors of the Company.
1. Purpose. The purpose of the Plan is to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract and retain the services of experienced and knowledgeable nonemployee directors and by encouraging such directors to acquire an increased proprietary interest in the Company.
2. Administration. The Plan shall be administered by the Plan Administration Committee of the Board of Directors (the "Committee"). Subject to the express provisions of the Plan, the Committee shall have plenary authority to interpret the Plan, to prescribe, amend and rescind the rules and regulations relating to it and to make all other determinations deemed necessary and advisable for the administration of the Plan. No member of the Committee shall be liable for anything done or omitted to be done by him or by any other member of the Committee in connection with the Plan, except for his own willful misconduct or gross negligence. All decisions which are made by the Committee with respect to interpretation of the terms of the Plan and with respect to any questions or disputes arising under the Plan shall be final and binding on the Company and the participants, their heirs or beneficiaries. The Committee shall not be empowered to take any action, whether or not otherwise authorized under the Plan, which would result in any Eligible Director failing to qualify as a "disinterested person." A majority of the Committee will constitute a quorum and the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by all members of the Committee without a meeting, will be acts of the Committee.
3. Common Stock Subject to Options. Subject to the adjustment provisions of Paragraph 15 below, a maximum of 800,000 shares of Common Stock, par value $.01 per share, of the Company (the "Common Stock") may be made subject to options granted under the Plan. If, and to the extent that, options granted under the Plan shall terminate, expire or be canceled for any reason without having been exercised, new options may be granted in respect of the shares covered by such terminated, expired or canceled options. The granting and such terms of such new options shall comply in all respects with the provisions of the Plan. Shares sold upon the exercise of any option granted under the Plan may be shares of authorized and unissued Common Stock, shares of issued Common Stock held in the Company's treasury, or both.
There shall be reserved at all times for sale under the Plan a number of shares, of either authorized and unissued shares of Common Stock, shares of Common Stock held in the Company's treasury, or both, equal to the maximum number of shares which may be purchased pursuant to options granted or that may be granted under the Plan.
4. Participation in Plan. Each member of the Company's Board of Directors (a "Director") who is not otherwise an employee of the Company or any subsidiary of the Company within the meaning of the Employee Retirement Income Security Act of 1974 (an "Eligible Director") shall be eligible to participate in the Plan. A Director who is an employee and who retires or resigns from employment with the Company and/or its affiliates, but remains an Eligible Director of the Company, shall become eligible to participate in the Plan in accordance with Paragraph 5, effective as of the first annual meeting of shareholders held after his termination of employment.
5. Option Grants. Each Eligible Director shall receive upon initial election to office by the shareholders and thereafter annually on the date of the Company's annual meeting of shareholders at which such Eligible Director is re-elected to office or on any other date properly approved pursuant to this Paragraph (the "Grant Date") an option to acquire 6,000 shares of Common Stock at a price as set forth in Paragraph 6. The Board of Directors may authorize a Grant Date other than the date of the Company's annual meeting of shareholders provided that options to acquire no more than 6,000 shares of Common Stock are authorized for or attributable to any given calendar year.
An Eligible Director receiving an option pursuant to the Plan is hereinafter referred to as an "Optionee".
6. Price. The option price of each share of Common Stock purchasable under any option granted pursuant to the Plan shall be the Fair Market Value (as defined below) thereof at the time the option is granted.
For purposes of the Plan, "Fair Market Value" of a share of Common
Stock means the average of the high and low sales prices of a share of Common Stock on the New York Stock Exchange Composite Tape on the date in question. If shares of Common Stock are not traded on the New York Stock Exchange on such date, "Fair Market Value" of a share of Common Stock shall be determined by the Committee in its sole discretion.
7. Vesting. Each grant of options shall vest and become exercisable in five equal annual installments beginning one year from the Grant Date.
8. Duration of Options. Any options granted prior to the approval of the Plan by the shareholders of the Company shall not vest or be exercisable or transferable in any manner until such shareholder approval is obtained at the next Annual Meeting of the Shareholders following adoption of the Plan by the Board of Directors. If such shareholder approval is not obtained at such meeting, all options issued pursuant to the Plan shall be canceled and deemed null and void. Each option granted hereunder shall be exercisable for a period of ten years from the date of grant.
9. Exercise of Options. An option granted under this Plan shall be deemed exercised when the person entitled to exercise the option (a) delivers written notice to the Company at its principal business office, directed to the attention of its Secretary, of the decision to exercise, specifying the number of shares with respect to which the option is exercised and the price per share designated in the option agreement,
(b) concurrently tenders to the Company full payment for the shares of Common Stock to be purchased pursuant to such exercise, and (c) complies with such other reasonable requirements as the Committee establishes pursuant to Paragraph 2 of the Plan.
Full payment for shares of Common Stock purchased by the Optionee shall be made at the time of any exercise, in whole or in part, of an option, and certificates for such shares shall be delivered to the Optionee as soon thereafter as is reasonably possible. No shares of Common Stock shall be transferred to the Optionee until full payment therefor has been made and the Optionee shall have none of the rights of a shareholder with respect to any shares of Common Stock subject to an option until a certificate for such shares shall have been issued and delivered to the Optionee. Such payment shall be made in cash or by check or by money order payable to the Company, in each case payable in U.S. currency. In the Committee's discretion, such payment may be made by delivery of shares of Common Stock that have been held for at least six (6) months or were purchased on the open market, having a fair market value (determined as of the date of the option is so exercised in whole or in part), that, when added to the value of any cash, check, promissory note or money order satisfying the foregoing requirements, will equal the aggregate purchase price.
10.  Termination of Service.
(a) Death or Disability. Upon an Optionee's termination of service due to death or Disability (as defined in the Company's long term disability plan), all unvested options shall immediately vest and become exercisable and all vested options shall continue to be exercisable by the Optionee or his estate, as applicable, until the earlier to occur of (i) the original expiration date of such option, and
(ii) one year from the date of termination of services; provided, however, that if the Optionee dies during the one year period following his Disability, the vested options shall remain exercisable until the one year anniversary of his death (unless the options expire earlier by their original terms).
(b) Other Termination. Except as provided in the last sentence of this paragraph, upon an Optionee's termination of service for any reason other than death or Disability, all unvested options shall continue to vest in accordance with their initial terms, and all vested options shall continue to be exercisable until the original expiration date of such option; provided, however, that if the Optionee's service as a Director terminates prior to serving in that capacity for one year, all of such Optionee's options shall immediately expire upon such termination.


11.  Nontransferability of Options.  Subject to Paragraph 8 of the
Plan, no option or any right evidenced thereby shall be transferable in any manner other than by will or the laws of descent and distribution, and, during the lifetime of an Optionee, only the Optionee (or the Optionee's court-appointed legal representative) may exercise an option.
 In the Committee's discretion, an option may be transferred pursuant to a "qualified domestic relations order," as defined in section 414(p) of the Code.
12. Rights of Optionee. Neither the Optionee nor the Optionee's executor or administrator shall have any of the rights of a shareholder of the Company with respect to the shares subject to an option until certificates for such shares shall actually have been issued upon the due exercise of such option. No adjustment shall be made for any regular cash dividend for which the record date is prior to the date of such due exercise and full payment for such shares has been made therefor.
13. Right To Terminate Relationship. Nothing in the Plan or in any option shall confer upon any Optionee the right to continue to serve as a Director of the Company.
14. Nonalienation of Benefits. No right or benefit under the Plan shall be subject to anticipation, alienation, sale, assignment, hypothecation, pledge, exchange, transfer, encumbrance or charge, and any attempt to anticipate, alienate, sell, assign, hypothecate, pledge, exchange, transfer, encumber or charge the same shall be void. To the extent permitted by applicable law, no right or benefit hereunder shall in any manner be liable for or subject to the debts, contracts, liabilities or torts of the person entitled to such benefits.
15. Adjustment Upon Changes in Capitalization, etc. In the event of any stock split, stock dividend, stock change, reclassification, recapitalization or combination of shares which changes the character or amount of Common Stock prior to exercise of any portion of an option theretofore granted under the Plan, such option, to the extent that it shall not have been exercised, shall entitle the Optionee (or the Optionee's executor or administrator) upon its exercise to receive in substitution therefor such number and kind of shares as the Optionee would have been entitled to receive if the Optionee had actually owned the stock subject to such option at the time of the occurrence of such change; provided, however, that if the change is of such a nature that the Optionee, upon exercise of the option, would receive property other than shares of stock the Committee shall make an appropriate adjustment in the option to provide that the Optionee (or the Optionee's executor or administrator) shall acquire upon exercise only shares of stock of such number and kind as the Committee, in its sole judgment, shall deem equitable; and, provided further, that any such adjustment shall be made so as to conform to the requirements of section 424(a) of the Code.
In the event that any transaction (other than a change specified in the preceding paragraph) described in section 424(a) of the Code affects the Common Stock subject to any unexercised option, the Board of Directors of the surviving or acquiring corporation shall make such similar adjustment as is permissible and appropriate.
If any such change or transaction shall occur, the number and kind of shares for which options may thereafter be granted under the Plan shall be adjusted to give effect thereto.
16. Purchase for Investment. Whether or not the options and shares covered by the Plan have been registered under the Securities Act of 1933, as amended, each person exercising an option under the Plan may be required by the Company to give a representation in writing that such person is acquiring such shares for investment and not with a view to, or for sale in connection with, the distribution of any part thereof. The Company will endorse any necessary legend referring to the foregoing restriction upon the certificate or certificates representing any shares issued or transferred to the Optionee upon the exercise of any option granted under the Plan.
17. Form of Agreements with Optionees. Each option granted pursuant to the Plan shall be in writing and shall have such form, terms and provisions, not inconsistent with the provisions of the Plan, as the Committee shall provide for such option. The effective date of the granting of an option shall be the date on which the Committee approves such grant. Each Optionee shall be notified promptly of such grant, and a written agreement shall be promptly executed and delivered by the Company and the Optionee.
18.  Termination and Amendment of Plan and Options.  Unless the
Plan shall theretofore have been terminated as hereinafter provided, options may be granted under the Plan at any time, and from time to time, prior to the tenth anniversary of the Effective Date (as defined below), on which date the Plan will expire, except as to options then outstanding under the Plan. Such options shall remain in effect until they have been exercised, have expired or have been canceled.
The Board, without further approval of the Company's shareholders, may terminate, modify or amend this Plan at any time and from time to time in such respects as the Board of Directors may deem advisable, subject to any shareholder or regulatory approval required by law; provided that any such amendment shall comply with the applicable requirements for exemption (to the extent necessary) under Rule 16b-3 under the Securities Exchange Act of 1934, as amended.
No termination, modification or amendment of the Plan, without the consent of the Optionee, may adversely affect the rights of such person with respect to such option. With the consent of the Optionee and subject to the terms and conditions of the Plan, the Committee may amend outstanding option agreements with any Optionee.
19. Effective Date of Plan. The Plan shall become effective as of January 1, 2001 upon its adoption by the Board of Directors (the "Effective Date"), subject, however, to its approval by the Company's shareholders within 12 months after the date of such adoption.
20.  Government and Other Regulations.  The obligation of the
Company with respect to options granted under the Plan shall be subject to all applicable laws, rules and regulations and such approvals by any governmental agency as may be required, including, without limitation, the effectiveness of any registration statement required under the Securities Act of 1933, as amended, the rules and regulations of any securities exchange on which the Common Stock may be listed.
21. Withholding. The Company's obligation to deliver shares of Common Stock in respect of any option granted under the Plan shall be subject to all applicable federal, state and local tax withholding requirements. Federal, state and local tax withholding tax due upon the exercise of any option (or upon any disqualifying disposition of shares of Common Stock subject to an Incentive Option) in the Committee's sole discretion, may be paid in shares of Common Stock (including the withholding of shares subject to an option) upon such terms and conditions as the Committee may determine.
22. Separability. If any of the terms or provision of the Plan conflict with the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, then such terms or provisions shall be deemed inoperative to the extent they so conflict with the requirements of Rule 16b-3.
23. Exclusion from Pension and Profit-Sharing Computation. By acceptance of an option, each Optionee shall be deemed to have agreed that such grant is special incentive compensation that will not be taken into account, in any manner, as salary, compensation or bonus in determining the amount of any payment under any pension, retirement or other employee benefit plan of the Company or any of its Subsidiaries. In addition, such option will not affect the amount of any life insurance coverage, if any, provided by the Company on the life of the Optionee which is payable to such beneficiary under any life insurance plan covering employees of the Company or any of its Subsidiaries.
24. Governing Law. The Plan shall be governed by, and construed in accordance with, the laws of the State of Florida.




EXHIBIT 10.40



December 1, 2000


Mr. Pier Luigi Foschi
COSTA CROCIERE

Dear Pier:

This letter will serve to confirm the agreement we reached concerning the changes to your August 12, 1997 Letter of Employment, as amended on January 11, 1999, and January 14, 2000.

Fixed Salary

Section 2.1 has been changed to reflect that your fixed gross salary in Italian Lira will be equivalent to a net amount of US$350,000. This fixed annual salary compensation will cover the fiscal year beginning October 1, 2000 through November 30, 2001. Based on a fixed annual salary of US$350,000, your monthly fixed salary payment will be US$29,167. Such fixed salary payments of US$29,167 will be paid for the 14-month period beginning October 1, 2000 through November 30, 2001. The relative exchange rate shall be calculated as of October 1, 1997 (i.e., 1724 Lira to USD$1), in order that your Lira increase in compensation is equivalent to your US Dollar increase.

Variable Salary

Section 2.7. indicates that your variable salary will be 75% of your fixed salary in section 2.1 (the "Bonus"). This Bonus compensation will cover the period from October 1, 2000 through November 30, 2001 (14 months). The obligation to pay this Bonus is contingent upon the Company achieving at least 90% of the November 30 fiscal year 2001 budget, as presented to us. It is understood that the November 30, 2001 financial results will be based on US GAAP financial statements prepared using Italian Lira.

All other sections of your August 12, 1997 employment letter will stay in effect through the fiscal year ended November 30, 2001.

Please sign below to indicate agreement with the above amendments.

Best regards,

/s/ Howard S. Frank

HSF/dab

P.S. For your records, this letter will also serve as our approval for you to receive your bonus for the fiscal 2000 year, as previously communicated to you by telephone.


/s/ Pier Luigi Foschi           12/5/2000
Pier Luigi Foschi                Date





EXHIBIT 10.41

COSTA CROCIERE S.P.A.
Regulation of the Management Long Term Incentive Plan
(The LTIP 99 Regulation)

1.  Purposes

The introduction of a Long Term Incentive Plan (the "Plan") of Costa Crociere S.p.A. (the "Company") has different purposes: to line up the interests of the Managers to those of the shareholders, aimed to increase the Company's value; to attract, stimulate and retain the talented managers in order to maximize the Company's results; to recognize the performances and the results, also in light of the changes of the Company's ownership occurred during the past years; to improve the tax efficiency of the total remuneration.

The Plan takes into account the possibility offered by the Legislative Decree
n. 314 dated 9. 2. 1997, providing the total tax and social security contribution exemption for the assignment of shares, gratuitous or with consideration, in the event the shares assigned and subscribed by the employees are new shares pursuant to article 2349 and 2441 of the Italian Civil Code ("ICC"). However, it is anticipated that this tax regime will be amended.

On the basis of such considerations it would be appropriate for the Company a structure based upon the gratuitous assignment of shares to the managers according to article 2349 of ICC through allocation of retained earnings (i.e. Performance Shares).

The implementation of the Plan shall be carried out through the issuance of a tranche of shares to be gratuitously assigned to the General Manager, to the Managers and Top-employees of the Company. Such shares result from the capital increase resolved by the shareholders' meeting of the Company of November 10, 1999. The Board of Directors of the controlling company Costa Holding S.r.l. ("Costa Holding") on February 20, 2002 resolved to purchase those shares that the Participants to the LTIP will sell according to the terms and conditions of this Regulation.

In particular, the issuance and the assignment of such tranche of shares to the beneficiaries is connected to the excellent performance level obtained by the Company during the 1998 and 1999 financial years as a consequence of changes occurred in the Company's ownership in the new management policy and the effective contribution of the management team.

2.  Implementation of the Plan

The Plan will be implemented through the issuance of ordinary shares of the Company.
The Company by-laws provides the faculty to assign shares to the employees and the faculty of the shareholders' meeting to partially allocate the profits to a special reserve.
The ordinary shareholders' meeting of November 10, 1999 has allocated part of the profits carried forward to a special reserve for the purposes to increase the Company's capital in favor to the employees.
The capital increase pursuant to article 2349 c.c. has been carried out by approval of the extraordinary shareholders' meeting of the Company, which has increased the outstanding capital for the issuance of the shares and the simultaneous assignment of the same to the beneficiaries.

3.  Participants

The number of persons involved into the LTIP includes the General Manager, and those among Managers and Top-employees who have mainly contributed to reach the Company's results. The list of Managers and Top-employees eligible for the Plan will be approved by the Committee entitled to manage the Plan pursuant to par. 6 below, based on recommendation by the Managing Director.

4.  Features

The Plan intends to recognize and reward the effort of the Company's management as a consequence of the new ownership of the Company and the excellent results of the 1998 and 1999 financial years.

The level of the incentive shall be determined as a percentage on the remuneration for different classes of management of the Company.

The following chart identifies the levels of remuneration for each class:
Roles

Level of incentive (% of the
remuneration)
Top-employees
Max. 25%
Managers
Max. 30%

The Incentive Level of the General Manager, which requires a more specific performance evaluation, will be determined by the Committee.

It should be underlined that the long-term incentive levels are approximate because the final value which will be paid depends on the Company's trend, the real value of the share and the personal performance.

Based on the criteria for determination of the incentive, it is expected that incentive at the maximum level will be awarded in very few instances.

5. Terms of Implementation of the Plan and reasons for the assignment of shares.

The implementation of the Plan, as regulated by the present Regulation, provides the issuance by the Company of an overall number of 642,000 ordinary shares within the end of 1999 and the simultaneous assignment of the same to the beneficiaries of the Plan. The issuance of the shares shall be carried out on the basis of the Extraordinary Shareholders meeting resolution of November 10, 1999 which approved the capital increase pursuant to article 2349 of ICC up to ITL 802,500,000 for an overall number of 642,000 ordinary shares to be gratuitously assigned to the General Manager, and some selected Managers and Top-employees according to the terms indicated in par. 6 of the present Regulation. The number of shares to be assigned to each participant shall be determined by the Committee set up for the purposes to manage the Plan as set forth in par. 6 of the present Regulation and shall be calculated according to the net worth resulting from the 1998-1999 financial statements of the Company.

Subject to par. 7, such shares cannot be transferred for a period of three years from issuance (cannot be transferred before December 2002) at the end of which, pursuant to the terms and conditions of this Regulation, the shares shall be sold by the Participants of the Plan to Costa Holding at the price determined by the Committee under paragraph 6 below, based on the following formula. The final price of the shares will be adjusted by subtracting the cumulative amount of dividends received per share owned.

SHARE PRICE CALCULATION FORMULA



The share price will be computed every year at the end of March after the Financial Statements are approved by the Shareholders.



a) For the share price to be calculated until the fiscal year ending on November 30, 2001, the following formula shall apply (the "Old Formula"):


Share price calculation formula = A + (B% * C * A) = D



A =
Share price at the time of initial shares assignment
(based on net worth shown in September 30, 1999
financial statements) or share price of prior
financial year computed by applying this formula.
B =
Year over year profit after tax percentage difference.
C =
Adjustment factor
If B is positive     C = 1
If B is negative    C = 2
D =
Current share price


b) For the share price to be calculated with regard to the fiscal year ending on November 30, 2002 and the subsequent fiscal years, the following formula shall apply (the "New Formula") :

Share price calculation formula = AX + (BX% * CX * AX) = DX


AX =
Share price as of November 30, 2001 (pursuant to the
Old formula) or share price of prior financial year
determined by applying the New Formula.
BX =
Year over year operating income, adjusted with the
interest expenses, percentage difference determined
according to US GAAP.
CX =
Adjustment factor
If BX is positive     CX = 1
If BX is negative    CX = 2
DX =
Current share price


For the purposes of the above mentioned calculation formula the short financial year October - November 2000 and the related financial statements approved by the Company upon the change of the date of close of the financial year from September 30 to November 30, 2000 shall not be taken into account. Therefore, said financial year October-November 2000 will be excluded for the purposes of calculation of the factors A, B and C of the aforesaid formula.

The above mentioned three years restriction provided for the other classes of beneficiaries would not apply with reference to the shares assigned to the General Manager.

The same extraordinary shareholders' meeting of November 10, 1999 resolved to delegate to the Board of Directors of the Company or the Committee provided under par. 6 the power to prepare and approve the present Regulation concerning the Plan.

6.  Management of the Plan

A Committee for the LTIP has been set up in order to implement the same plan according to the general guidelines of the Board of Directors to which the Committee shall periodically report.

In particular, the Committee approves the list of participants to be included in the Plan prepared by the Managing Director, manages the Plan and is responsible for the approval of the number of shares to be assigned to each participant.
The Committee as designated by the Board of Directors, is composed by Mess.rs Howard Frank and Gerald Raymond Cahill, directors, supported by the Managing Director and, other appropriate Company's functions.

The Committee is also entitled, to apply this Regulation, to adjust - according to the applicable provisions of law - the terms of assignment of each tranche of shares as well as to regulate the exercise of the rights arising from extraordinary transactions on the Company's capital (i.e. mergers, paid or unpaid increase of capital, splitting or grouping of shares, conversion in other currency, etc.), according to the principles contained in the present Regulation.

The Committee shall formulate management guidelines for the valuation of participants also for the purpose of voting.

For the purpose of paragraph 7 below, the Committee, based on the above share price calculation formula shall also determine the share price at which Costa Holding shall purchase the shares from the Participants to the LTIP.

In addition the Committee shall discretionary decide the contentious cases of mutual termination of the employment relationship, with the purposes to reward the managers and top-employees required to leave the Company even though they have positively cooperated to the Company's results.

7.  Management of the withdrawal of the participants from the plan

The shares may be sold by the Participants to the LTIP only to Costa Holding in the framework of a plan of Costa Holding to consolidate its participation into the Company.

With respect to the withdrawal occurring after the assignment of the shares but within the three years period (before December 2002) during which the shares may not be assigned as provided by paragraph 5:
- In the event of death: immediate assignment of the shares to the heirs who are obliged to assign them to Costa Holding within 120 days from the date of the assignment
- in the event of normal retirement: immediate assignment of the shares to Costa Holding
- in the event of resignation and firing: obligation to assign the shares to Costa Holding
- in the event of agreed termination: discretional decision of the Committee to maintain, reduce, remove or postpone the restricted period
In any event, the shares shall be assigned by the participants to Costa
Holding after ten years following the granting.

8.  Management of the admissions and terms of assignment of the shares

During the sixty days following the shareholders resolution of increase of capital of the Company, the shares will be assigned to the beneficiaries by written communication sent by letter.
The beneficiaries shall communicate by letter to the Company the acceptance or the refusal of the assignment within five days from the date of the above-mentioned communication.

9.  Custody and management of the shares

The assigned shares shall be deposited with the Company which will sub-deposit them with an entity entitled to custody and manage the same on behalf of the Company and for the benefit of each Participant.




EXHIBIT 10.42

AMENDED AND RESTATED OPERATING AGREEMENT
OF CONTINENTAL HOSPITALITY HOLDINGS, LLC



     THIS AMENDED AND RESTATED LIMITED LIABILITY COMPANY OPERATING AGREEMENT OF CONTINENTAL HOSPITALITY HOLDINGS, LLC (the "Agreement") is made by the persons and entities listed on Schedule A attached hereto (hereinafter the "Members"), effective as of May 3, 2001 (the "Effective Date").

          The Members hereby agree:


ARTICLE

DEFINITIONS

     When used in this Agreement, the following terms shall have the meanings set forth below.

1.1 Act. The Delaware Limited Liability Company Act as amended, Chapter 18-101, et seq., (or the corresponding provision(s) of any succeeding law).

1.2 Bankruptcy. Entry of an order for relief under the federal bankruptcy law; filing a voluntary petition under the federal bankruptcy law; an adjudication as insolvent or bankrupt; an assignment of property for the benefit of creditors; filing a petition or answer seeking a reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any federal or state law for relief of debtors, or the failure to obtain within 120 days the stay or dismissal of such a proceeding brought by a third party; filing an answer or other pleading admitting or failing to deny the material allegations of a petition filed to obtain relief of the above nature; seeking, consenting to, or acquiescing in the appointment of a trustee, receiver, or liquidator of any substantial portion of assets; or the failure to have the appointment of a conservator, receiver, or trustee vacated or stayed within 60 days after the occurrence of such event, or the failure to have the appointment vacated within 60 days after the expiration of any such stay.

1.3 Capital Transaction. The following events shall be defined as Capital Transactions for purposes of this Agreement: (i) any sale of all or part of the Property other than in the ordinary course of the Company's business; (ii) any insurance payments or damage recoveries paid to the Company in respect of the Property to the extent not required to repair or restore the Property; (iii) any condemnation proceeds paid to the Company for the taking of all or part of the Property to the extent not required to repair or restore the Property; and (iv) any refinancing of any of the Company's loans, to the extent proceeds are derived in excess of expenses and amounts set aside for the reduction of any Company liabilities.

1.4 Cash Flow. For any period during which the Company is in existence, Cash Flow means the gross receipts of the Company from sources other than capital contributions made by the Members and less the current expenditures of the Company for the same period. Current expenditures of the Company shall be deemed to include (i) operational expenses; (ii) payments of principal and interest upon any indebtedness (including any indebtedness owed to the Members or any of their affiliates); (iii) expenses incurred by the Company for capital improvements; and (iv) any expenditures for taxes, insurance, or assessments.

1.5 Certificate of Formation. The Certificate of Formation of the Company, as amended, filed with the Secretary of State of the State of Delaware.

1.6 Code. The Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (or the corresponding provision(s) of any succeeding law).

1.7 Company. Continental Hospitality Holdings, LLC, a limited liability company organized under the Act.

1.8 Distributions. Cash or property distributed to the Members other than payments to the Members for services or as repayment of loans.

1.9 Liquidation. Liquidation means the earlier of (a) the date upon which the Company is terminated under Section 708(b)(1) of the Code, or any similar provision enacted in lieu thereof, or (b) the date upon which the Company ceases to be a going concern.

1.10    Managing Members.  As set forth in Section 6.1.

1.11    Percentage Interests.  As set forth on Schedule A.

1.12 Property. All the real, personal and intangible property owned by or on behalf of the Company.


 ARTICLE

 FORMATION

      2.1 Organization. The Members hereby organize the Company as a Delaware limited liability company pursuant to the provisions of the Act.

      2.2 Agreement. The Members, by executing this Agreement, hereby agree to the terms and conditions of the Agreement, as it may from time to time be amended. To the extent any provision of the Agreement is prohibited or ineffective under the Act, the Agreement shall be deemed to be amended to the least extent necessary in order to make the Agreement effective under the Act. In the event the Act is subsequently amended or interpreted in such a way to make any provision of the Agreement that was formerly invalid, valid, such provision shall be considered to be valid from the effective date of such interpretation or amendment.

      2.3 Name. The name of the Company is Continental Hospitality Holdings, LLC, and all business of the Company shall be conducted under that name or, if an assumed or fictitious name certificate is properly filed, under any other name selected by the Managing Members.

      2.4 Term. The duration of the Company shall be perpetual, unless the Company shall be sooner dissolved and its affairs wound up in accordance with the Act or this Agreement.

      2.5 Registered Agent and Office. The name and address of the registered agent for the service of process shall be as set forth in the Certificate of Formation, as amended from time to time. In the event the registered agent ceases to act as such for any reason or the registered office shall change, the Managing Members shall promptly designate a replacement registered agent or file a notice of change of address, as the case may be.

      2.6 Principal Office. The principal mailing address of the Company shall be at such location or address as the Managing Members may determine from time to time.


 ARTICLE 3

 PURPOSE; NATURE OF BUSINESS

      3.1 Purpose; Nature of Business. The business purpose of the Company is to engage in any and all business activities permitted under the laws of the State of Delaware. The Company shall have the authority to do all things necessary or convenient to accomplish its purpose and operate its business as described in this Article III.


 ARTICLE 4

 MEMBERS AND CAPITAL

      4.1 Members and Membership Interests. The names and Percentage Interests of the Members shall be set forth on Schedule A attached hereto.

      4.2 Withdrawal of Capital. Except as otherwise provided herein, the Members shall have no right to withdraw their capital contribution or any part thereof. The Members shall not be entitled to interest on their capital contributions.

      4.3  Power of Members.   Except as otherwise expressly provided herein,
the Members shall not take part in the day-to-day management, operation or control of the business and affairs of the Company or have any right, power or authority to transact any business in the name of the Company or to act for, or on the behalf of, or to bind the Company. The Members shall have no interest in the specific property of the Company.


 ARTICLE 5

 DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES

      5.1 Distributions. To the extent available, the Company may distribute Cash Flow and net proceeds from Capital Transactions to the Members in accordance with their respective Percentage Interests. The Company shall apply a Member's distribution first in satisfaction of any outstanding obligation of such Member to the Company.

      5.2 Limitation on Distributions. The Company shall not make a Distribution to the Members if such Distribution would violate Section 18-607 of the Act or other applicable law.

      5.3 Profits and Losses. Profits and losses of the Company, as determined for federal and state income tax purposes, shall generally be allocated among the Members in accordance with their respective Percentage Interests, except that (a) losses shall first be allocated in proportion to, and to the extent of, the Members' respective positive capital account balances, determined in accordance with Section 704 of the Code, and (b) profits shall be allocated in a manner which, to the extent possible, maintain the Members' respective positive capital account balances in proportion to the amounts which would be distributed if the assets of the Company were sold at their respective fair market values and the net proceeds distributed to the Members in liquidation of the Company.


 ARTICLE 6

 MANAGEMENT

      6.1 Managing Members. Sherwood Weiser, Donald Lefton and a designated representative of Carnival Corporation (the "Carnival Representative") are hereby appointed as the Managing Members of the Company. Carnival Corporation hereby initially designates Howard Frank as its initial Managing Member.

      6.2 Function. All powers of the Company shall be exercised by, or under the authority of, and the business and affairs of the Company shall be managed under the direction and control of the Managing Members. Subject to the provisions of Section 6.4 hereof, any one of the Managing Members shall have full authority to act for and on behalf of the Company. The Managing Members may utilize the services of any of the Members as consultants with regard to the business of the Company.

      6.3  Duties.

(a) The Managing Members shall perform their duties in good faith, in a manner they reasonably believe to be in the best interests of the Company and with such care as an ordinarily prudent person in a like position would use under similar circumstances.

(b) In performing their duties, the Managing Members shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared by and presented by one or more agents or employees of the Company whom such Managing Members reasonably believe to be reliable and competent in the matters presented or counsel, public accountants or other persons as to matters which such Managing Members reasonably believe to be within such person's professional or expert competence. A person who performs his or her duties in compliance with this Section shall have no liability by reason of being or having been a Managing Member.

     6.4 Major Acts. Notwithstanding anything in this Agreement to the contrary, no Managing Member shall take any of the actions with respect to the matters described below (all such actions being referred to collectively herein as "Major Acts" and each individually as a "Major Act") without the consent of both (i) the Carnival Representative and (ii) either of Sherwood Weiser or Donald Lefton.

"Major Acts" shall mean any decision of the Company (or any entity owned or controlled by the Company) to: (a) incur any indebtedness; (b) enter into, amend, or terminate any agreement or collection of related agreements in excess of $20,000, whether oral or written, including, but not limited to, all agreements relating to acquisitions, employment of employees with the Company and/or executive compensation, or alter the compensation arrangements of the Company's executives or any Member; (c) approve the Company's annual budget and capital budget or cause the Company to deviate from the Company's annual budget; (d) make any capital expenditures in excess of those reflected in the Company's capital budget previously approved by the Managing Members;
(e) enter into any agreement or amend any existing agreement which restricts or adversely affects the Company's ability to perform its obligations under operating agreements or other similar corporate agreements; (f) enter into any sale and leaseback transactions with respect to any of its property; (g) enter into any agreement with any affiliate of any Member; (h) engage in any business other than that set forth in Article III hereof; (i) sell all or any material part of its assets in a single transaction or in a series of transactions; (j) merge or consolidate, with any other entity; (k) make or permit to remain outstanding any loan or advance to, or extend credit to, or own, purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to or other investment in, any other person or entity; (l) issue, sell or otherwise transfer any membership interests or other securities of the Company, including rights, options or other convertible or exchangeable securities (except as permitted hereby); (m) engage in any transaction with any Member or officer or director of the Company, or any affiliate of any such person or entity; (n) grant registration rights to any Member; (o) approve the pledge, hypothecation or similar credit transaction involving any membership interests; (p) make any distribution to the Members; (q) approve the transfer of any membership interests; (r) appoint a person as an officer of the Company; or (s) modify or amend this Agreement.


ARTICLE 7

TRANSFER OF COMPANY INTERESTS

     7.1  No Transfer.

(a)No Member may sell, assign, transfer, give, hypothecate or otherwise encumber (any such sale, assignment, transfer, gift, hypothecation or encumbrance being hereinafter referred to as a "Transfer"), directly or indirectly, or by operation of law or otherwise, any interest in the Company (including a Transfer or Merger involving shares, membership interests or partnership interests of any Member not an individual), except (i) as hereinafter set forth in this Article VII, or (ii) upon prior written consent of the Managing Members in their sole discretion. Any Transfer of any interest in the Company in contravention of this Article VII shall be null and void and shall be deemed a material breach of and default under this Agreement and the other Members shall have all of the rights and remedies available under this Agreement, in law or in equity.

(b)Notwithstanding the provisions of Section 7.1(a), each Member shall be permitted to Transfer all or any portion of his or its Interest to (i) his spouse, any lineal descendent, parent, grandparent, sibling or other blood relative, (ii) any custodian, guardian or other representative for a spouse, lineal descendent, parent, grandparent or sibling, and/or (iii) the trustee of any trust created for the benefit of the Member, his or her spouse, lineal descendent, parent, grandparent or sibling; and/or (iv) in the case of an entity Member, to its partners, members, shareholders, subsidiaries or beneficial owners in connection with the distribution of its Interest to such persons; (collectively, the "Permitted Family Transferees"); provided, however, that each and every such Permitted Family Transferee executes a written acknowledgment that (x) all interests in the Company held by the Permitted Family Transferee will, notwithstanding the Transfer to such Permitted Family Transferee, be deemed for all purposes of this Agreement to be owned by the transferring Member (including all voting rights with respect to such Interest) and (y) he, she or it agrees to be bound by all the terms of this Agreement.

     7.2 Succession by Operation of Law. Notwithstanding Section 7.1 hereof, in the event of the death or incapacity of an individual Member or in the event of the merger, consolidation, dissolution or liquidation of any Member not an individual, all of such Member's rights to distributions and allocations by the Company, shall pass to such Member's personal representative, heir or distributee, in the case of an individual Member, or to such Member's legal successor, in the case of any Member not an individual, but such personal representative, heir, distributee or legal successor shall not become a Member of the Company without the prior written consent of the Managing Members, which consent may not be unreasonably withheld, conditioned or delayed.

     7.3 New Members. Notwithstanding Section 7.2 hereof, no person or entity, not then a Member, shall become a Member hereunder under any of the provisions hereof unless such person or entity shall expressly assume and agree to be bound by all of the terms and conditions of this Agreement. If requested by the other Member each such person or entity shall also cause to be delivered to the Company, at his or its sole cost and expense, a favorable opinion of legal counsel reasonably acceptable to each of the other Members, to the effect that (i) the contemplated Transfer of such interests in the Company ("Company Interest)" to such person or entity does not require registration under the Securities Act of 1933 or applicable State securities or Blue Sky laws, (ii) such person or entity has the legal right, power and capacity to own the Company Interest, and (iii) the contemplated Transfer of such Company Interest to such person or entity will not cause the Company to be treated as a corporation for federal income tax purposes. All reasonable costs and expenses incurred by the Company in connection with any Transfer of a Company Interest and, if applicable, the admission of a person or entity as a Member hereunder, shall be paid by the transferee. Upon compliance with all provisions hereof applicable to such person or entity becoming a Member, all Members hereby agree to execute and deliver such amendments hereto as are necessary to constitute such person or entity as a Member of the Company.


ARTICLE 8

DISSOLUTION AND WINDING UP

     8.1 Events of Dissolution. Each of the following shall be an Event of Dissolution causing the Company to dissolve:

(a)the unanimous written consent by the Members to dissolve the Company; and

(b)the entry of a decree of judicial dissolution under Section 18-802 of the Act.

     8.2 Winding Up and Filing Certificate of Cancellation. Upon dissolution, the Managing Members shall wind up the affairs of the Company and liquidate its assets. The Managing Members shall determine the time, manner, and terms of any sales of Company assets, the amount of any reserves, and the time when reserves will be distributed to the Members in final liquidation. Upon the commencement of the winding up of the Company, a certificate of cancellation shall be filed by the Company with the Secretary of State of the State of Delaware. The certificate of cancellation shall set forth the information required by the Act. The winding up of the Company shall be completed when all debts, liabilities, and obligations of the Company have been paid and discharged or reasonably adequate provision therefor has been made, and all of the remaining Property has been distributed to the Members.



ARTICLE 9

BOOKS, RECORDS AND TAX MATTERS

     9.1 Records. At all times during the existence of the Company, the Managing Members shall maintain books of account which shall reflect all Company transactions. In addition, the Managing Members shall keep at the Company's principal place of business a copy of the Certificate of Formation, this Agreement and all amendments thereto, together with executed copies of any powers of attorney pursuant to which any document was executed and such other records as the Managing Members shall determine. Records kept under this Section are subject to inspection and copying during ordinary business hours at the reasonable request, and at the expense, of the Members.

     9.2 Taxable and Fiscal Year. The Company's taxable and fiscal years shall be the calendar year.

     9.3 Tax and Financial Reports. As soon as practicable after the close of each fiscal year, the Managing Members shall deliver to the Members such information as may be reasonably requested by the Members for the preparation of their income tax returns.

     9.4 Accounting Decisions. All decisions as to accounting matters, except as specifically provided to the contrary herein, shall be made by the Managing Members. The Managing Members may rely upon the advice of the Company's accountants or professional advisors in making such decisions.

     9.5 Tax Elections. The Managing Members shall have the authority to make any tax election under the Code that they determine to be necessary or appropriate.


ARTICLE 10

LIMITATION OF LIABILITY

10.1  Limited Liability.

(a)Except as otherwise provided by the Act, the debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and the Members shall not be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a Member or a Managing Member.

b)Except as otherwise expressly required by law, the Members, in their capacity as such, shall have no liability in excess of (i) the amount of their net capital contributions, (ii) their share of any assets and undistributed profits of the Company, and (iii) the amount of any Distributions wrongfully distributed to them.


ARTICLE 11

CONFLICT OF INTEREST

     11.1 Company Interests. The Members shall be entitled to enter into transactions that may be considered to be competitive with the Company, it being expressly understood that any Member may enter into transactions that are similar to the transactions into which the Company may enter.

     11.2 Interested Transaction. A Member does not violate a duty or obligation to the Company merely because such Member's conduct furthers such Member's own interest. A Member may lend money to and transact other business with the Company. The rights and obligations of a Member who lends money to or transacts business with the Company are the same as those of a person who is not a Member, subject to other applicable law. No transaction with the Company shall be voidable solely because a Member has a direct or indirect interest in the transaction.


ARTICLE 12

INDEMNIFICATION

     12.1 Indemnification. To the maximum extent permitted by applicable law, the Company shall indemnify any officer, employee, Managing Member, representative or agent of the Company (each a "Covered Person") from and against any claim, loss, expense, liability, action or damage (including, without limitation, any action by a Member against a Covered Person) due to or arising from any liability or damage incurred by reason of any action, inaction or decision performed, taken, not taken or made by it or any of them in connection with the activities and operations of the Company, provided such Covered Person acted in good faith and in a manner such Covered Person reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal proceeding, had no reasonable cause to believe the conduct of such Covered Person was unlawful. The termination of a proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not, by itself, create a presumption that the Covered Person did not act in good faith and in a manner which the Covered Person reasonably believed to be in, or not opposed to, the best interest of the Company, or that the Covered Person had reasonable cause to believe that his conduct was unlawful (unless there has been a final adjudication in the proceeding that the Covered Person did not act in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Company, or that the Covered Person did have reasonable cause to believe that his conduct was unlawful). Any Covered Person may consult with counsel selected by it and any opinion of an independent counsel (which may be counsel for the Company or any affiliate) shall be full and complete authorization and protection in respect of any action taken or suffered or omitted by such Covered Person hereunder in good faith and in accordance with the opinion of such counsel. Any indemnification under this Section shall include reasonable attorneys' fees incurred by Covered Persons in connection with the defense of any action based on any such action, inaction or decision, and including to the extent permitted by law, all such liabilities under United States federal and state securities acts. The reasonable expenses incurred by Covered Persons in connection with the defense of any such action shall be paid or reimbursed by the Company as incurred upon an undertaking by such Covered Person to repay such expenses if it shall ultimately be determined that such Covered Person is not entitled to be indemnified hereunder.

     12.2 Limitations. Notwithstanding the provisions of Section 12.1, a Covered Person shall not be entitled to be indemnified or held harmless from and against any claim, loss, expense, liability, action or damage due to or arising from its or their gross negligence or willful misconduct.

     12.3 Non-Exclusive Right. The provisions of this Section shall be in addition to and not in limitation of any other rights of indemnification and reimbursement or limitations of liability to which a Covered Person may be entitled under the Act, common law, or otherwise. The provisions of this Section shall apply whether or not at the time of reimbursement the Covered Person is then a Covered Person. Notwithstanding any repeal of this Section or other amendment hereof, its provisions shall be binding upon the Company (subject only to the exceptions above set forth) as to any claim, loss, expense, liability, action or damage due to or arising out of matters which occur during or relate to the period prior to any such repeal or amendment of this Section 12.3.


ARTICLE 13

AMENDMENT

     13.1 Amendment. Except as otherwise provided herein, this Agreement may not be altered or modified except by a writing signed by a majority in interest of the Members.




ARTICLE 14

CERTIFICATE OF FORMATION

     14.1 Certificate of Formation. The affairs of the Company and its relationship to the Members shall be further governed by the terms and conditions of the Certificate of Formation, as amended from time to time. In case of a conflict between the provisions of this Agreement and those of the Certificate of Formation, the latter shall govern.


ARTICLE 15

MISCELLANEOUS

     15.1 Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Delaware and all rights and remedies that may exist hereunder shall be governed by such laws, in each case, without regard to its principles of conflicts of laws.

     15.2 Interpretation. Throughout this Agreement, nouns, pronouns and verbs shall be construed as masculine, feminine, neuter, singular or plural, whichever shall be applicable. All references herein to "Articles," "Sections" and paragraphs shall refer to corresponding provisions of this Agreement.

     15.3 Previous Operating Agreements. The Agreement supercedes and replaces in its entirety the Operating Agreement dated February 27, 2001 and executed by the then sole member of the Company and the Operating Agreement dated April 27, 2001 and executed by the then Members (the "Previous Agreements") and the Previous Agreements shall be of no further force and effect.

     15.4 Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original but all of which will constitute one and the same instrument.


[REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

IN WITNESS WHEREOF, this Agreement has been made and executed effective as of this 3rd day of May, 2001.



                                   /s/Sherwood Weiser__________
                                   SHERWOOD WEISER



                                   /s/Donald Lefton____________
                                   DONALD LEFTON



                                   /s/Thomas Hewitt____________
                                   THOMAS HEWITT



                                   /s/Peter Sibley_____________
                                   PETER SIBLEY


                                   CHC INVESTOR PARTNERS, L.P.


                                   By:/s/Karim Alibhai__________
                                      General Partner

                                   By:__________________________
                                   Name:Karim Alibhai
                                   Title:President______________


                                   /s/Robert Sturges____________
                                   ROBERT STURGES



                                   /s/Peter Temling_____________
                                   PETER TEMLING


[SIGNATURE PAGE TO OPERATING AGREEMENT]



                                   /s/Irving Zeldman____________
                                   IRVING ZELDMAN



                                   /s/Douglas Weiser____________
                                   DOUGLAS WEISER



                                   /s/Warren Weiser_____________
                                   WARREN WEISER



                                   /s/Bradley Weiser_____________
                                   BRADLEY WEISER



                                   /s/Robyn Fisher_______________
                                   ROBYN FISHER



                                   /s/Lisa Tabatchnick___________
                                   LISA TABATCHNICK



[SIGNATURE PAGE TO OPERATING AGREEMENT]




          CARNIVAL CORPORATION


          By:/s/Gerry Cahill___________
          Title: Chief Financial Officer






































SCHEDULE A



Name of Members                    Percentage Interest

Sherwood Weiser                    11.36%
Donald Lefton                      11.36%
Thomas Hewitt                       4.22%
Peter Sibley                        4.22%
CHC Investor Partners, L.P.         4.94%
Robert Sturges                      1.77%
Peter Temling                       2.28%
Irving Zeldman                      3.73%
Douglas Weiser                      0.18%
Warren Weiser                       0.18%
Bradley Weiser                      0.18%
Robyn Fisher                        0.29%
Lisa Tabatchnick                    0.29%
Carnival Corporation               55.00%


                Total             100.00%





                                                                EXHIBIT 12

                                CARNIVAL CORPORATION
                        RATIO OF EARNINGS TO FIXED CHARGES
                          (In thousands, except ratios)


                                       YEARS ENDED NOVEMBER 30,
                             2001      2000      1999     1998     1997

Net Income                 $926,200 $ 965,458 $1,027,240 $835,885 $666,050
Income tax (benefit)
  Expense                   (12,257)    1,094      2,778    3,815    6,233

Income before
  income taxes              913,943   966,552  1,030,018  839,700  672,283

Adjustment to Earnings:
  Minority interest                               14,014   11,102
  Loss (income) from
    affiliated operations
    and dividends received   56,910   (21,362)   (60,671) (63,059) (46,569)

Earnings as adjusted        970,853   945,190    983,361  787,743  625,714

Fixed Charges:
  Interest expense, net     120,692    41,372     46,956   57,772   55,898
  Interest portion of
    rent expense (1)          4,409     3,509      3,405    3,480    3,528
  Capitalized interest       29,357    41,110     40,908   35,130   16,846

Total fixed charges         154,458    85,991     91,269   96,382   76,272

Fixed charges not affecting
  earnings:
    Capitalized interest    (29,357)  (41,110)   (40,908) (35,130) (16,846)
Earnings before fixed
  Charges                $1,095,954 $ 990,071 $1,033,722 $848,995 $685,140

Ratio of earnings to
  fixed charges             7.1 x     11.5 x      11.3 x     8.8 x     9.0 x

___________________


(1) Represents one-third of rent expense, which management believes to be representative of the interest portion of rent expense.


                                                                EXHIBIT 13
                              CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)
                                                          NOVEMBER 30,
ASSETS                                                 2001         2000
 Current Assets
  Cash and cash equivalents                        $ 1,421,300   $  189,282
  Short-term investments                                36,784        5,470
  Accounts receivable, net                              90,763       95,361
  Inventories                                           91,996      100,451
  Prepaid expenses and other                           113,798      158,918
  Fair value of hedged firm commitments                204,347
    Total current assets                             1,958,988      549,482

Property and Equipment, Net                          8,390,230    8,001,318

Investments in and Advances to Affiliates                           437,391

Goodwill, less Accumulated Amortization of
  $117,791 and $99,670                                 651,814      701,385

Other Assets                                           188,915      141,744

Fair Value of Hedged Firm Commitments                  373,605
                                                   $11,563,552   $9,831,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                $    21,764   $  248,219
  Accounts payable                                     269,467      332,694
  Accrued liabilities                                  298,032      302,585
  Customer deposits                                    627,698      770,425
  Dividends payable                                     61,548       61,371
  Fair value of derivative contracts                   201,731
    Total current liabilities                        1,480,240    1,715,294

Long-Term Debt                                       2,954,854    2,099,077

Deferred Income and Other Long-Term Liabilities        157,998      146,332

Fair Value of Derivative Contracts                     379,683

Commitments and Contingencies (Notes 7 and 8)

Shareholders' Equity
  Common stock; $.01 par value; 960,000 shares
    authorized; 620,019 and 617,568 shares issued        6,200        6,176
  Additional paid-in capital                         1,805,248    1,772,897
  Retained earnings                                  5,556,296    4,884,023
  Unearned stock compensation                          (12,398)     (12,283)
  Accumulated other comprehensive loss                 (36,932)     (75,059)
  Treasury stock; 33,848 and 33,087 shares at cost    (727,637)    (705,137)
    Total shareholders' equity                       6,590,777    5,870,617
                                                   $11,563,552   $9,831,320

The accompanying notes are an integral part of these consolidated financial statements.


CARNIVAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share)


                                                   YEARS ENDED NOVEMBER 30,
                                                2001        2000        1999


Revenues                                     $4,535,751  $3,778,542   3,497,470

Costs and Expenses
  Operating                                   2,468,730   2,058,342   1,862,636
  Selling and administrative                    618,664     487,403     447,235
  Depreciation and amortization                 372,224     287,667     243,658
  Impairment charge                             140,378
                                              3,599,996   2,833,412   2,553,529
Operating Income Before (Loss) Income From
  Affiliated Operations                         935,755     945,130     943,941

(Loss) Income From Affiliated Operations, Net   (44,024)     37,828      75,758

Operating Income                                891,731     982,958   1,019,699

Nonoperating Income (Expense)
  Interest income                                34,255      16,506      41,932
  Interest expense, net of
    capitalized interest                       (120,692)    (41,372)    (46,956)
  Other income, net                             108,649       8,460      29,357
  Income tax benefit (expense)                   12,257      (1,094)     (2,778)
  Minority interest                                                     (14,014)
                                                 34,469     (17,500)      7,541
Net Income                                   $  926,200  $  965,458  $1,027,240

Earnings Per Share:
  Basic                                           $1.58       $1.61       $1.68
  Diluted                                         $1.58       $1.60       $1.66

The accompanying notes are an integral part of these consolidated financial statements.



CARNIVAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                              YEARS ENDED NOVEMBER 30,
                                                         2001            2000           1999
OPERATING ACTIVITIES
Net income                                           $  926,200      $  965,458      $1,027,240
Operating items not requiring cash:
    Depreciation and amortization                       372,224         287,667         243,658
    Impairment charge                                   140,378
    Gain on sale of investments in affiliates, net     (116,698)
    Loss (income) from affiliated operations
      and dividends received                             56,910         (21,362)        (60,671)
    Minority interest                                                                    14,014
    Other                                                21,199         (14,689)          4,007
Changes in operating assets and liabilities,
  excluding businesses acquired and consolidated:
    (Increase) decrease in:
      Receivables                                        (7,134)        (15,132)         (3,271)
      Inventories                                         8,455          (8,205)         (8,570)
      Prepaid expenses and other                         43,691         (21,972)         (9,465)
    (Decrease) increase in:
      Accounts payable                                  (63,227)         58,133          27,333
      Accrued and other liabilities                        (335)         (5,977)         58,016
      Customer deposits                                (142,727)         55,614          37,433
        Net cash provided by operating activities     1,238,936       1,279,535       1,329,724

INVESTING ACTIVITIES
Additions to property and equipment, net               (826,568)     (1,003,348)       (872,984)
Proceeds from sale of investments
  in affiliates                                         531,225
Proceeds from sale of ships                              15,000          51,350
Acquisition of consolidated subsidiaries, net                          (383,640)        (54,715)
(Purchase of) proceeds from sale of
  short-term investments, net                           (33,395)         22,170         (11,890)
Other, net                                              (28,178)         21,441          29,209
        Net cash used in investing activities          (341,916)     (1,292,027)       (910,380)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt              2,574,281       1,020,091           7,772
Purchase of treasury stock                                             (705,137)
Principal repayments of long-term debt               (1,971,026)       (388,429)       (564,838)
Dividends paid                                         (245,844)       (254,333)       (219,179)
Proceeds from issuance of common stock, net               5,274           7,811         741,575
Debt issuance costs                                     (25,531)                           (176)
        Net cash provided by (used in)
          financing activities                          337,154        (319,997)        (34,846)
Effect of exchange rate changes on cash and
  cash equivalents                                       (2,156)
        Net increase (decrease) in cash and
          cash equivalents                            1,232,018        (332,489)        384,498
Cash and cash equivalents at beginning
  of year                                               189,282         521,771         137,273
Cash and cash equivalents at end of year             $1,421,300      $  189,282      $  521,771

The accompanying notes are an integral part of these consolidated financial statements.


 CARNIVAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)



                                                           Unearned  Accumulated               Total
                          Compre-       Additional          stock      other                   share-
                          hensive Common paid-in  Retained  compen-  comprehensive Treasury   holders'
                           income stock  capital  earnings  sation   income (loss)  stock      equity

Balances at
  November 30, 1998               $5,955 $  880,488 $3,379,628 $(5,294) $ 24,699 $             $4,285,476
  Comprehensive income:
    Net income           $1,027,240                  1,027,240                                  1,027,240
    Foreign currency
      Translation
      adjustment            (19,209)                                     (19,209)                 (19,209)
    Changes in securities
      valuation allowance    (4,374)                                      (4,374)                  (4,374)
      Total comprehensive
      income             $1,003,657
  Cash dividends                                      (230,370)                                  (230,370)
  Issuance of stock in
    public offering, net             170     725,062                                              725,232
  Issuance of stock to acquire
    minority interest in
    Cunard Line Limited               32     127,037                                              127,069
  Issuance of stock under
    stock plans                       13      24,821            (7,326)                            17,508
  Amortization of unearned stock
    compensation                                                 2,675                              2,675
Balances at
  November 30, 1999                6,170   1,757,408 4,176,498  (9,945)    1,116                5,931,247
  Comprehensive income:
    Net income           $  965,458                    965,458                                    965,458
    Foreign currency
      translation
      adjustment            (73,943)                                     (73,943)                 (73,943)
    Changes in securities
      valuation allowance,
      net                    (2,232)                                      (2,232)                  (2,232)
      Total comprehensive
      income             $  889,283
  Cash dividends                                      (250,923)                                  (250,923)
  Issuance of stock under
    stock plans                        6      15,489            (5,977)                             9,518
  Amortization of unearned stock
    compensation                                                 3,639                              3,639
  Effect of conforming Costa's
    reporting period                                    (7,010)                                    (7,010)
  Purchase of treasury stock                                                       (705,137)     (705,137)
Balances at
  November 30, 2000                6,176  1,772,897  4,884,023 (12,283)   (75,059) (705,137)    5,870,617
  Comprehensive income:
    Net income           $  926,200                    926,200                                    926,200
    Foreign currency
      translation
      adjustment, net        45,781                                        45,781                  45,781
    Changes in securities
      valuation allowance,
      net                     6,411                                         6,411                   6,411
    Minimum pension liability
      adjustment             (5,521)                                       (5,521)                 (5,521)
    Changes related to cash
      flow  derivative
      hedges, net            (4,330)                                       (4,330)                 (4,330)
    Transition adjustment
      for cash flow
      derivative hedges      (4,214)                                       (4,214)                 (4,214)
      Total comprehensive
      income             $  964,327
  Cash dividends                                       (246,021)                                 (246,021)
  Issuance of stock under
    stock plans                       24      32,351             (4,601)             (22,500)       5,274
  Amortization of unearned stock
    compensation                                                  4,486                             4,486
  Effect of conforming Airtours'
    reporting period                                     (7,906)                                   (7,906)
  Balances at November
    30, 2001                      $6,200  $1,805,248 $5,556,296 $(12,398) $(36,932) $(727,637) $6,590,777



The accompanying notes are an integral part of these consolidated financial statements.


                              CARNIVAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     Description of Business

     Carnival Corporation is a Panamanian corporation and along with its consolidated subsidiaries is referred to collectively in these consolidated financial statements and elsewhere in this 2001 Annual Report as "we," "our" and "us." We are a global vacation and leisure travel provider that operates six cruise lines under the brand names Carnival Cruise Lines ("Carnival"), Costa Cruises ("Costa"), Cunard Line ("Cunard"), Holland America Line ("Holland America"), Seabourn Cruise Line ("Seabourn") and Windstar Cruises ("Windstar") and a tour business, Holland America Tours ("Tours"). Carnival operates fifteen cruise ships with destinations primarily to the Caribbean, the Bahamas and the Mexican Riviera. Holland America operates ten cruise ships with destinations primarily to Alaska, the Caribbean and Europe. Costa operates seven cruise ships with destinations primarily to Europe, the Caribbean and South America. Cunard operates two premium/luxury cruise ships and Seabourn and Windstar each operate four luxury ships with destinations to the Caribbean, Europe, Central America and other worldwide locations. Tours is the largest cruise/tour operator in Alaska and the Canadian Yukon. Tours also markets sightseeing packages, both separately and as a part of its cruise/tour packages.

     Preparation of Financial Statements

     The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements. Actual results could differ from these estimates. All material intercompany accounts, transactions and unrealized profits and losses on transactions within our consolidated group and with affiliates are eliminated in consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     We consolidate subsidiaries over which we have control, as typically evidenced by a direct ownership interest of greater than 50%. For affiliates where significant influence over financial and operating policies exists, as typically evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method. See
Note 5.

     Prior to our acquisition of Costa in late fiscal 2000, we accounted for our 50% interest in Costa using the equity method and recorded our portion of Costa's operating results as earnings from affiliated operations on a two-month lag basis. For September, October and November, 2000, we continued to record our 50% interest in Costa's operating results for the months of July, August and September, 2000, respectively, using the equity method. As of November 30, 2000, we changed how we report Costa's operating results from a two-month lag basis to reporting on Costa's current month's results. At that time, Costa's operating results for the months of October and November 2000 were recorded as a direct charge to retained earnings in our November 30, 2000 consolidated balance sheet and our November 30, 2000 consolidated balance sheet included Costa's November 30, 2000 balance sheet. The impact of conforming Costa's reporting period on our fiscal 2000 revenues, operating income and net income was not material. Commencing in fiscal 2001, Costa's results of operations were consolidated on a current month basis in the same manner as our other wholly-owned subsidiaries. See Note 17.


     Cash and Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include investments with original maturities of three months or less and are stated at cost. At November 30, 2001 and 2000, cash and cash equivalents included $1.38 billion and $157 million of investments, respectively, primarily comprised of strong investment grade asset-backed debt obligations and money market funds in 2001 and time deposits in 2000.

     Short-term investments are comprised of marketable debt and equity securities which are categorized as available for sale and, accordingly, are stated at their fair values. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity ("AOCI") until realized. The specific identification method is used to determine realized gains or losses.

     Inventories

     Inventories consist primarily of provisions, spare parts, supplies and fuel carried at the lower of our weighted-average cost or market.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization was computed using the straight-line method over our estimate of average useful lives as follows:

                                                            Years

          Ships                                               30
          Buildings and improvements                        10-40
          Transportation equipment and other                 2-20
          Leasehold improvements                      Shorter of lease term
                                                      or related asset life


     We review our long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value (see Notes 4 and 16).

     Drydock costs are included in prepaid expenses and are amortized to operating expenses using the straight-line method generally over one or two years.

     Ship improvement costs that we believe add value to our ships are capitalized to the ships, and depreciated over the improvements' estimated useful lives, while costs of repairs and maintenance are charged to expense as incurred. We capitalize interest on ships and other capital projects during the construction period. Upon the replacement or refurbishment of previously capitalized ship components, these assets' estimated cost and accumulated depreciation are written-off and any resulting gain or loss is recognized in operations. No material gains or losses were recognized in fiscal 2001, 2000 or 1999. See Note 3.

     Investments in Affiliates

     At November 30, 2000, the costs in excess of the net assets acquired ("goodwill") of our affiliate, Airtours plc ("Airtours"), was $195 million.
 Goodwill was amortized using the straight-line method, principally over 40 years and was recorded as "(Loss) Income from Affiliated Operations, Net" in the accompanying statements of operations (see Notes 5 and 16).


     Goodwill

     Goodwill was amortized using the straight-line method over 40 years. At November 30, 2001, goodwill consisted of $275 million from our acquisition of HAL Antillen, N.V., the parent company of Holland America, Windstar and Tours, $235 million from our acquisition of Cunard and $260 million from our fiscal 2000 acquisition of Costa (see Notes 4 and 16).

     Derivative Instruments and Hedging Activities

     We utilize derivative instruments, currently forward and swap contracts, to limit our exposure to fluctuations in foreign currency exchange rates, to manage our interest rate exposure, and to achieve a desired proportion of variable and fixed rate debt (see Note 11).

     Our most significant contracts to buy foreign currency are forward contracts entered into to fix the cost in United States ("U.S.") dollars of ten of our foreign currency denominated shipbuilding commitments (see Note
7). If our shipbuilding contract is denominated in the functional currency of the cruise line that is expected to be operating the ship, we do not enter into a forward contract to hedge that commitment.

     Effective December 1, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on our balance sheet at their fair values. Derivatives that are not hedges must be recorded at fair value and the changes in fair value must be immediately included in earnings. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged firm commitment. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of AOCI until the underlying hedged item is recognized in earnings. The ineffective portion of a hedge derivative's change in fair value is immediately recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking our hedge transactions.

     The total $578 million of current and long-term fair value of hedged firm commitment assets on our November 30, 2001 balance sheet, principally includes $567 million of unrealized gains on our shipbuilding commitments denominated in foreign currencies because of the strengthening of the dollar compared to the euro. In addition, the total $581 million of fair value of derivative contract liabilities on our November 30, 2001 balance sheet, principally includes $567 million of unrealized losses on our forward foreign currency contracts relating to those same shipbuilding commitments, which are used to fix the cost of our shipbuilding commitments in U.S. dollars, and effectively offsets the related hedged firm commitment assets.

     We classify the fair value of our derivative contracts and the offsetting fair value of our hedged firm commitments as either current or long-term liabilities and assets depending on whether the maturity date of the derivative contract is within or beyond one year from our balance sheet date, respectively. The cash flows from derivatives treated as hedges are classified in our statements of cash flows in the same category as the item being hedged.

     Upon adoption of SFAS No. 133 on December 1, 2000, our recorded assets and liabilities each increased by approximately $540 million. This increase in assets and liabilities primarily represented the recording of offsetting unrealized gains and losses on our shipbuilding contracts and related foreign currency forward contracts, respectively. In accordance with the transition provisions of SFAS No. 133, we recorded an adjustment of $4.2 million in AOCI to record the unrealized net losses from our cash flow hedges that existed on December 1, 2000.

     Derivative gains and losses included in AOCI are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings. During fiscal 2001, all net changes in the fair value of both our fair value hedges and the offsetting hedged firm commitments and our cash flow hedges were immaterial, as were any ineffective portions of these hedges. No fair value hedges or cash flow hedges were derecognized or discontinued in fiscal 2001, and the amount of estimated unrealized net losses which are expected to be reclassified to earnings in the next twelve months is not material. At November 30, 2001, AOCI included $8.5 million of unrealized net losses from cash flow hedge derivatives, which were substantially all variable to fixed interest rate swap agreements.

     Finally, if any of the three shipyards with which we have contracted to build our ships is unable to perform, we would still be required to perform under our foreign currency forward contracts related to that shipyard's shipbuilding contracts. Accordingly, based upon the circumstances, we may have to discontinue the accounting for those forward contracts as hedges, if the shipyard can not perform.

     Prior to fiscal 2001, changes in the fair values of and any discounts or premiums on, our shipbuilding forward foreign currency contract hedges were recorded at maturity, which coincided with the dates when the related foreign currency payments were to be made, with any resulting gains or losses recorded as a decrease or increase, respectively, to the cost paid for our ships.

     Prior to fiscal 2001, the fair values of our interest rate swap agreements were not recorded in our financial statements. Any differences paid or received on interest rate swap hedges were recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on our underlying debt.

     Revenue and Expense Recognition

     Guest cruise deposits represent unearned revenues and are initially recorded as customer deposit liabilities on our balance sheet when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard activities and all associated direct costs of a voyage, generally upon completion of voyages with durations of ten days or less and on a pro rata basis for voyages in excess of ten days. Revenues and expenses from our tour and related services are recognized at the time the services are performed or expenses are incurred.

     In fiscal 2001, we adopted Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Our adoption of this SAB did not have a material impact on our financial statements.

     Advertising Costs

     Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed.
 Advertising expenses totaled $214 million in fiscal 2001, $181 million in fiscal 2000 and $178 million in fiscal 1999. At November 30, 2001 and 2000, the amount of advertising related costs included in prepaid expenses was not material.

     Foreign Currency Translations and Transactions

     For our foreign subsidiaries and affiliates using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet dates. Translation adjustments resulting from this process are reported in AOCI. Revenues and expenses of these foreign subsidiaries and affiliates are translated at weighted-average exchange rates for the period. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, as adjusted, by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. See Note 14.

     Stock-Based Compensation

     We account for our employee and director stock-based compensation using the intrinsic value method and disclose fair value pro forma information (see Note 13).

     Concentrations of Credit Risk

     As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including counterparty nonperformance under derivative instruments, contingent obligations and new ship progress payment guarantees, is considered minimal, as we primarily conduct business with large, well-established financial institutions who have long-term credit ratings of A or above. In addition, we have established guidelines regarding credit ratings and investment maturities that seek to maintain safety and liquidity.

     We also monitor the creditworthiness of our customers to which we grant credit terms in the normal course of our business. Concentrations of credit risk associated with these receivables are considered minimal primarily due to their short maturities. We have experienced only minimal credit losses on our trade receivables. We do not normally require collateral or other security to support normal credit sales. However, we do normally require collateral and/or guarantees to support notes receivable on significant asset sales and new ship progress payments to shipyards.

     Reclassifications

     Reclassifications have been made to prior year amounts to conform to the current year presentation.


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):



                                                        November 30,
                                                    2001            2000


Ships                                           $ 8,892,412     $8,575,563
Ships under construction                            592,781        320,480
                                                  9,485,193      8,896,043
Land, buildings and improvements                    264,294        275,203
Transportation equipment and other                  349,188        314,417
Total property and equipment                     10,098,675      9,485,663
Less accumulated depreciation and amortization   (1,708,445)    (1,484,345)
                                                $ 8,390,230     $8,001,318

     Capitalized interest, primarily on our ships under construction, amounted to $29 million in fiscal 2001 and $41 million in both fiscal 2000 and fiscal 1999. Ships under construction include progress payments for the construction of the ship, as well as design and engineering fees, capitalized interest, construction oversight costs and various owner supplied items. At November 30, 2001, two ships with an aggregate net book value of $617 million were pledged as collateral pursuant to a $126 million note and a $430 million contingent obligation (see Notes 6 and 8).

     Maintenance and repair expenses and drydock amortization were $160 million, $132 million and $113 million in fiscal 2001, 2000 and 1999, respectively.


NOTE 4 - IMPAIRMENT CHARGE

     During fiscal 2001, we reviewed our long-lived assets and goodwill for which there were indications of possible impairment. The assets we reviewed were primarily from our Cunard and Seabourn brands, since we had experienced continued losses from these brands and had recently restructured their operations and made changes to their senior management.
 In addition, we reviewed a Holland America note receivable collateralized by a ship, the former Nieuw Amsterdam, which we sold to a company whose parent declared bankruptcy in the fourth quarter of fiscal 2001. Based on these reviews, we recorded an impairment charge, including a loss on the sale of two Seabourn ships, of approximately $140 million in fiscal 2001, including $39 million in the fourth quarter of 2001. This charge included a $36 million write-off of Seabourn's goodwill balance; a $71 million reduction in the carrying value of ships, primarily those operated by Cunard and Seabourn; a $15 million write-down of the Holland America note receivable; an $11 million loss from the sale of the Seabourn Goddess I and II; and a $6 million write-down of the carrying value of two of Tours' hotel properties. The note receivable and ship fair values were based on third party appraisals or negotiations with unrelated third parties, and the fair values of the goodwill and hotels were based on our estimates of discounted future cash flows.


NOTE 5 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

     On June 1, 2001, we sold our investment in Airtours, which resulted in a nonoperating net gain of $101 million and net cash proceeds of $492 million. Cumulative foreign currency translation losses of $59 million were reclassified from AOCI and included in determining this 2001 net gain.
 We also recorded a direct charge of $8 million to our retained earnings in fiscal 2001, which represented our share of Airtours' losses for April and May 2001, since Airtours' results were reported on a two-month lag.

     In fiscal 2001, we sold our interest in CRC Holdings, Inc. ("CRC") to an unrelated third party, which resulted in a nonoperating net gain of $16 million and net cash proceeds of $39 million. One of the members of our Board of Directors was a principal shareholder in CRC.

     Dividends received from affiliates were $13 million, $16 million and $15 million in fiscal 2001, 2000 and 1999, respectively, which reduced the carrying value of our investments in affiliates in accordance with the equity method of accounting.

     At November 30, 2000, affiliated companies that we accounted for using the equity method, excluding Costa, had current assets, long-term assets, current liabilities, long-term liabilities and shareholders' equity of $2.27 billion, $1.98 billion, $1.85 billion, $1.53 billion and $870 million, respectively.

     Income statement and segment information for our affiliated companies accounted for using the equity method, including Airtours and Costa, was as follows (in thousands):


                                                  Fiscal Years Ended
                                                  2000           1999
     Revenues                                  $6,669,052     $5,963,425
     Gross margin                              $1,345,593     $1,265,614
     Operating income                          $    5,114     $  359,953
     Depreciation and amortization             $  152,123     $  133,302
     Net income                                $   19,770     $  255,146
     Capital expenditures                      $  650,098     $  356,267


     Since we sold our interest in Airtours and CRC during fiscal 2001, no data has been presented for fiscal 2001.



NOTE 6 - LONG-TERM DEBT


     Long-term debt consisted of the following (in thousands):


                                                          November 30,
                                                     2001 (a)      2000 (a)

Euro note, secured by one ship, bearing
  interest at euribor plus 0.5% (4.8% and 5.7%
  at November 30, 2001 and 2000, respectively),
  due through 2008                                  $  125,770  $  141,628
Unsecured notes, bearing interest
  at rates ranging from 6.15% to
  7.7%, due through 2028(b)                          848,779       848,657
Unsecured euro notes, bearing interest at
  rates ranging from euribor plus 0.19% to
  euribor plus 1.0% (3.9% to 4.9%
  and 5.2% to 6.1% at November 30, 2001 and
  2000, respectively), due 2005 and 2006             604,068       814,076
Unsecured euro notes, bearing interest at 5.57%,
  due in 2006                                        266,223
Unsecured 2% convertible notes, due in 2021          600,000
Unsecured zero-coupon convertible notes, net of
  discount, with a face value of $1.05 billion,
  due in 2021                                        501,945
Commercial paper, bearing interest at 6.6%                         342,846
$200 million multi-currency revolving credit
  facility drawn in euros, bearing interest at
       5.3% at November 30, 2000                                   160,862
Other                                                 29,833        39,227
                                                   2,976,618     2,347,296
Less portion due within one year                     (21,764)     (248,219)
                                                  $2,954,854    $2,099,077

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro denominated notes have been translated to U.S. dollars at the period end exchange rate. At November 30, 2001 and 2000, approximately 66% and 52% of our debt was U.S. dollar denominated and 34% and 48% was euro denominated, respectively.
(b) These notes are not redeemable prior to maturity.

     In April 2001, we issued $600 million of unsecured 2% notes that are convertible into 15.3 million shares of our common stock at a conversion price of $39.14 per share, subject to adjustment, contingent upon the price of our common stock being greater than 110% of the conversion price. This condition was not met during fiscal 2001. Subsequent to April 14, 2008, we may redeem all or a portion of the notes at their face value plus any unpaid accrued interest. In addition, on April 15 of 2005, 2008 and 2011 the noteholders may require us to repurchase all or a portion of the outstanding notes at their face value plus any unpaid accrued interest. Upon conversion, redemption or repurchase of the notes we may choose to deliver common stock, cash or a combination of cash and common stock with a total value equal to the value of the consideration otherwise deliverable.
 See Note 14.

     In October 2001, we received net proceeds of $489 million from the issuance of zero-coupon convertible notes. These notes have a yield to maturity of 3.75% and are convertible commencing on March 1, 2002 into 17.4 million shares of our common stock, based on a conversion rate, subject to adjustment, of 16.5964 shares for each $1,000 principal amount at maturity of notes. The conversion feature is contingent upon the price of our common stock reaching certain targeted levels, also subject to adjustment. These levels commence at a low of $31.94 per share in fiscal 2002 and increase quarterly to $65.92 per share in fiscal 2021. Subsequent to October 23, 2008, we may redeem all or a portion of the notes at their accreted values. In addition, on October 24 of 2006, 2008, 2011 and 2016 the noteholders may require us to repurchase all or a portion of the outstanding notes at their accreted values. Upon conversion, redemption or repurchase of the notes we may choose to deliver common stock, cash or a combination of cash and common stock with a total value equal to the value of the consideration otherwise deliverable. See Note 14.

     In May 2001, Costa entered into a five-year $231 million unsecured euro denominated revolving credit facility of which $137 million was available at November 30, 2001.

     Effective July 2001, we replaced our $1 billion unsecured revolving credit facility and our $200 million unsecured multi-currency revolving credit facility with a $1.4 billion unsecured multi-currency revolving credit facility, due June 2006. The new revolving credit facility bears interest at libor/euribor plus 17 basis points ("BPS"), which will vary based on changes to our senior unsecured long-term debt ratings, and provides for an undrawn facility fee of eight BPS. Our commercial paper program is supported by this revolving credit facility and, accordingly, any amounts outstanding under our commercial paper program reduce the aggregate amount available under this facility. Since our commercial paper was backed by our long-term revolving credit facilities, balances outstanding under our commercial paper programs were classified as long-term in our November 30, 2000 balance sheet. At November 30, 2001, our entire $1.4 billion facility was available. This facility and other of our loan agreements contain covenants that require us, among other things, to maintain a minimum debt service coverage and limit our debt to tangible capital ratio. In addition, our ability to draw upon the then available portion of our $1.4 billion credit facility could be terminated if our business suffers a material adverse change. At November 30, 2001, we were in compliance with all of our debt covenants.

     At November 30, 2001, the scheduled annual maturities of our long-term debt was as follows (in thousands):

                         Fiscal



                         2002        $   21,764
                         2003           145,897
                         2004           140,209
                         2005           885,365(a)
                         2006         1,226,860(a)
                         Thereafter     556,523
                                     $2,976,618

(a) Includes our 2% convertible notes in 2005 and our zero-coupon convertible notes in 2006 based on the date of the noteholders first put option.

     Debt issuance costs are generally amortized to interest expense using the straight-line method over the term of the notes or to the noteholders first put option date, whichever is earlier. In addition, all loan issue discounts are amortized to interest expense using the effective interest method over the term of the notes.


NOTE 7 - COMMITMENTS

     Ship Commitments

     A description of our ships under contract for construction at November 30, 2001 was as follows (in millions, except passenger capacity data):



                      Expected                                    Estimated
                      Service                    Passenger           Total
Ship                  Date(1)    Shipyard        Capacity(2)        Cost(3)

Carnival:
Carnival Pride(4)       12/01    Masa-Yards(5)        2,124          $  375
Carnival Legend          8/02    Masa-Yards(5)        2,124             375
Carnival Conquest       12/02    Fincantieri          2,974             500
Carnival Glory           8/03    Fincantieri          2,974             500
Carnival Miracle         4/04    Masa-Yards(5)        2,124             375
Carnival Valor          11/04    Fincantieri(5)       2,974             500
  Total Carnival                                     15,294           2,625
Holland America:
Zuiderdam               12/02    Fincantieri(5)       1,848             410
Oosterdam                7/03    Fincantieri(5)       1,848             410
Newbuild                 5/04    Fincantieri(5)       1,848             410
Newbuild                11/05    Fincantieri(5)       1,848             410
  Total Holland America                               7,392           1,640
Costa:
Costa Mediterranea       7/03    Masa-Yards (6)       2,114             335
Costa Fortuna            1/04    Fincantieri(6)       2,720             390
Costa Magica            12/04    Fincantieri(6)       2,720             390
  Total Costa                                         7,554           1,115
Cunard:
Queen Mary 2            12/03    Chantiers de
                                 l'Atlantique(5)      2,620             780
Newbuild(7)              2/05    Fincantieri(5)       1,968             410
  Total Cunard                                        4,588           1,190

    Total                                            34,828          $6,570


(1) The expected service date is the date the ship is currently expected to begin its first revenue generating cruise.
(2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or four passengers.
(3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
(4) On December 14, 2001, we accepted delivery of the Carnival Pride.
(5) These construction contracts are denominated in euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts. At November 30, 2001, the $567 million of unrealized losses from these forward contracts has been recorded as fair value of derivative contract liabilities on our November 30, 2001 balance sheet and are also included in the above estimated total cost of these construction contracts.
(6) These construction contracts are denominated in euros, which is Costa's functional currency. The estimated total costs have been translated into U.S. dollars using the November 30, 2001 exchange rate.
(7) This construction contract and related forward contracts were transferred from Holland America to Cunard in December 2001.

     In addition to these ship construction contracts, in December 2001, we entered into one shipbuilding option with Fincantieri for a May 2006 delivery date. No assurance can be given as to whether we will exercise this option.

     In connection with our ships under contract for construction, we have paid approximately $593 million through November 30, 2001 and anticipate paying the remaining estimated total cost as follows (in millions):

                            Fiscal

                             2002           $1,751
                             2003            1,501
                             2004            2,037
                             2005              688
                                            $5,977

     Port Facilities

     At November 30, 2001, we had commitments through 2023, with initial or remaining terms in excess of one year, to pay minimum amounts for our annual usage of port facilities as follows (in thousands):

                            Fiscal
                             2002         $ 21,831
                             2003           18,947
                             2004           19,318
                             2005           20,667
                             2006           19,211
                             Thereafter    178,405
                                          $278,379

     Operating Leases

     Rent expense under our operating leases, primarily for office and warehouse space, was $13 million in fiscal 2001 and $10 million in both fiscal 2000 and fiscal 1999. At November 30, 2001, minimum annual rentals for our operating leases, with initial or remaining terms in excess of one year, were as follows (in thousands):

                             Fiscal

                             2002          $10,100
                             2003            8,600
                             2004            7,700
                             2005            7,600
                             2006            7,500
                             Thereafter     22,300
                                           $63,800


NOTE 8 - CONTINGENCIES

     Litigation

     Several actions have been filed against Costa, Cunard and Tours alleging that they violated the Americans with Disabilities Act ("ADA") by failing to make certain cruise ships accessible to individuals with disabilities (collectively the "ADA Complaints"). Plaintiffs seek injunctive relief and fees and costs. These actions are proceeding.

     Several actions filed in the U.S. District Court for the Southern District of Florida against us and four of our executive officers on behalf of a purported class of purchasers of our common stock were consolidated into one action in Florida (the "Stock Purchase Complaint"). The plaintiffs have claimed that statements we made in public filings violated federal securities laws and seek unspecified compensatory damages and attorney and expert fees and costs. This action is proceeding.

     The ultimate outcome of the pending ADA and Stock Purchase Complaints cannot be determined at this time. We believe that we and our executive officers have meritorious defenses to these claims and, accordingly, we intend to vigorously defend against these actions.

     In August 2000, we received a grand jury subpoena requesting that we produce documents and records concerning environmental matters. We produced documents in response to the subpoena and are engaged in settlement discussions with the Office of the U.S. Attorney for the Southern District of Florida. No charges have been lodged against us. In the event that the investigation results in adverse findings with regard to our compliance with U.S. laws pertaining to the environment, a judgment could include fines and mandatory provisions relating to future compliance practices, among other forms of relief. However, the ultimate outcome of this matter cannot be determined at this time.

     In February 2001, Holland America Line-USA, Inc. ("HAL, Inc."), our wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL, Inc. is responding to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

     Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a $70 million contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is expected that the arbitration tribunal's decision will be made at the earliest by mid-2003. In the event that an award is given in favor of Cammell Laird the amount of damages which Costa will have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

     In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. The majority of these claims and lawsuits are covered by insurance. We believe the ultimate outcome of any such actions, which are not covered by insurance, will not have a material adverse effect on our financial statements.

     Contingent Obligations

     At November 30, 2001, we had contingent obligations totaling $787 million to participants in lease out and lease back type transactions for three of our ships, which had an aggregate net book value of $980 million.
 Only in the remote event of nonperformance by certain major financial institutions, all of which have long-term credit ratings of AAA or AA, would we be required to make any payments under these contingent obligations. Between 2017 and 2022 we have the right to exercise options that would terminate these transactions at no cost to us. As a result of these three transactions we have received $67 million, which was recorded as deferred income on our balance sheets and is being amortized to nonoperating income through 2022. These transactions require that in the event our long-term debt ratings are reduced to A-, we must provide a letter of credit for $22 million, and if reduced below BBB, we must provide a letter of credit for an additional $94 million, or alternatively provide mortgages in the amount of $94 million on two of our ships.

     Travel Vouchers

     Pursuant to Carnival's and Holland America's settlement of port litigation, travel vouchers with face values of $10 to $55 were required to be issued to qualified past passengers. Approximately $125 million of these travel vouchers are available to be used for future travel prior to their expiration, principally in fiscal 2005. The amount and timing of the travel vouchers which may be redeemed is not reasonably determinable. Accordingly, we will account for the redemption of these travel vouchers as a reduction to our future revenues as they are used.


NOTE 9 - INCOME AND OTHER TAXES

     We believe that substantially all of our income, with the exception of our U.S. source income from the transportation, hotel and tour businesses of Tours, is exempt from U.S. federal income taxes. If we were found not to qualify for exemption pursuant to applicable income tax treaties or under the Internal Revenue Code, as amended, (the "Code") or if the Code were to be changed in a manner adverse to us, a portion of our income would become subject to taxation by the U.S. at higher than normal corporate tax rates.

     Some of our subsidiaries, including Costa and Tours, are subject to foreign and/or U.S. income taxes. In fiscal 2001, we recognized a $9 million income tax benefit from Costa primarily due to changes in Italian tax laws. Finally, we do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

     In addition to or in place of income taxes, virtually all jurisdictions where our ships call, impose taxes based on passenger counts, ship tonnage or some other measure. These taxes are recorded as operating expenses in the accompanying statements of operations.


NOTE 10 - SHAREHOLDERS' EQUITY

     Our Articles of Incorporation authorize our Board of Directors, at their discretion, to issue up to 40 million shares of our preferred stock.
 At November 30, 2001 and 2000, no preferred stock had been issued.

     In December 1998, we issued 17 million shares of our common stock in a public offering and received net proceeds of approximately $725 million.
We issued the stock concurrent with the addition of our common stock to the S&P 500 Composite Index.

     In February 2000, our Board of Directors authorized the repurchase of up to $1 billion of our common stock. As of November 30, 2001, we had repurchased 33.1 million shares of our common stock at a cost of $705 million pursuant to this authorization. In addition, we received 761,000 shares of our common stock from our chief executive officer valued at its quoted market price of $23 million, which we recorded as treasury stock, in payment of the exercise price for two million shares of our common stock issued to him pursuant to a stock option plan (see Note 13).

    At November 30, 2001, there were 53 million shares of our common stock reserved for issuance pursuant to our convertible notes and our stock option, employee stock purchase, restricted stock and dividend reinvestment plans. During fiscal 2001, we declared cash dividends aggregating $0.42 per share for the year.

     At November 30, 2001 and 2000, AOCI included cumulative foreign currency translation adjustments which decreased shareholders' equity by $22 million and $68 million, respectively.


NOTE 11 - FINANCIAL INSTRUMENTS

     We estimated the fair value of our financial instruments through the use of public market prices, quotes from financial institutions and other available information. Considerable judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our financial instruments are not held for trading or other speculative purposes.

     Cash and Cash Equivalents

     The carrying amounts of our cash and cash equivalents approximate their fair values due to their short maturities.

     Other Assets

     At November 30, 2001 and 2000, long-term other assets included marketable securities, held in Rabbi Trusts for certain of our nonqualified benefit plans, and notes and other receivables, principally collaterized by a ship, the former Nieuw Amsterdam. These assets had carrying and fair values of $143 million at November 30, 2001 and $135 million at November 30, 2000. Fair values were based on public market prices, estimated discounted future cash flows or estimated fair values of collateral.

     Long-Term Debt

     At November 30, 2001 and 2000, the fair value of our long-term debt, including the current portion, was $2.95 billion and $2.27 billion, respectively, which was $26 million and $75 million less than its carrying value on those respective dates. The net difference between the fair value of our long-term debt and its carrying value was due primarily to our issuance of debt obligations at fixed interest rates that are below market interest rates in existence at the measurement dates. The fair values of our unsecured notes, convertible notes and unsecured 5.57% euro notes were based on their public market prices. The fair values of our other long-term debt were estimated based on appropriate market interest rates being applied to this debt.

     Foreign Currency Contracts

     We have forward foreign currency contracts, designated as foreign currency fair value hedges, for ten of our euro denominated shipbuilding contracts (see Note 7). At November 30, 2001 and 2000, the fair value of these forward contracts was an unrealized loss of $567 million and $538 million, respectively. These forward contracts mature through 2005. The fair values of our forward contracts were estimated based on prices quoted by financial institutions for these instruments.

     Interest Rate Swaps

     We have interest rate swap agreements designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. At November 30, 2001, these interest rate swap agreements effectively changed $225 million of fixed rate debt with a weighted-average fixed interest rate of 6.8% to Libor-based floating rate debt.

     In addition, we also have interest rate swap agreements designated as cash flow hedges whereby we receive variable interest rate payments in exchange for making fixed interest rate payments. At November 30, 2001 and 2000, these interest rate swap agreements effectively changed $637 million and $762 million, respectively, of euribor floating rate debt to fixed rate debt with a weighted-average fixed interest rate of 5.3% and 5.2%, respectively.

     These interest rate swap agreements mature through 2006. At November 30, 2001 and 2000, the fair value of our interest rate swaps was a net unrealized loss of $3.3 million and $2.8 million, respectively. The fair values of our interest rate swap agreements were estimated based on appropriate market interest rates being applied to these instruments.


 NOTE 12 - SEGMENT INFORMATION

     Our cruise segment included six cruise brands (five, excluding Costa, prior to fiscal 2001), which have been aggregated as a single operating segment based on the similarity of their economic and other characteristics. Cruise revenues are comprised of sales of passenger cruise tickets, including, in some cases, air transportation to and from the cruise ships, and revenues from certain onboard activities and other services. The tour segment represents the transportation, hotel and tour operations of Tours.

     The significant accounting policies of the segments are the same as those described in Note 2 - "Summary of Significant Accounting Policies". Cruise revenues included intersegment revenues which primarily represent billings to the tour segment for the cruise portion of a tour when a cruise is sold as a part of a tour package. In addition, cruise and tour operating expenses included a cost allocation of certain corporate and other expenses. Information for the cruise and tour segments for fiscal 2001, 2000 and 1999 was as follows (in thousands):


                              Operating    Depreciation
                                income         and         Capital         Total
                Revenues        (loss)     amortization  expenditures      assets

2001
Cruise         $4,357,942  $  958,273 (a)   $  359,314    $  801,453   $ 9,905,353(b)
Tour              229,483     (10,357)(a)       11,474        25,108       188,296(c)
Affiliated
  operations(d)               (44,024)
Intersegment
  elimination     (51,674)
Corporate(e)                  (12,161)           1,436             7     1,469,903
               $4,535,751  $  891,731       $  372,224    $  826,568   $11,563,552

2000
Cruise         $3,578,372  $  957,226       $  276,483    $  972,270   $ 9,093,646(b)
Tour              259,662       7,664           10,825        30,129       199,722(c)
Affiliated
  operations                   37,828(b)                                   437,391
Intersegment
  elimination     (59,492)
Corporate(e)                  (19,760)             359           949       100,561
               $3,778,542  $  982,958       $  287,667    $1,003,348   $ 9,831,320
1999
Cruise         $3,286,701  $  947,452       $  232,942    $  837,126   $ 6,938,411
Tour              271,828      10,403           10,716        24,416       185,591(c)
Affiliated
  operations                   75,758(b)                                   586,922
Intersegment
  elimination     (61,059)
Corporate(e)                  (13,914)                        11,442       575,431
               $3,497,470  $1,019,699       $  243,658    $  872,984   $ 8,286,355



(a) Cruise and tour operating income (loss) included $134 million and $6 million of impairment charges, respectively (see Note 4).
(b) The November 30, 2001 and 2000 cruise assets included Costa, while Costa's results of operations were presented in the affiliated operations segment for 2000 and 1999(see Notes 2 and 17).
(c) Tour assets primarily included hotels in Alaska and the Canadian Yukon, luxury dayboats offering tours to the glaciers of Alaska, motor coaches used for sightseeing and charters in the states of Washington and Alaska and private, domed rail cars which are run on the Alaska Railroad between Anchorage and Fairbanks.
(d) On June 1, 2001 we sold our investment in Airtours. Accordingly, we did not record any equity in the earnings or losses from the affiliated operations of Airtours after our quarter ended May 31, 2001.
(e) Operating loss represented corporate expenses not allocated to segments. Corporate assets primarily included cash, cash equivalents, short-term investments, debt issuance costs and transportation assets.

     See Note 5 for affiliated operations segment information which were not included in our consolidated operations.

     Foreign revenues for our cruise brands, including Costa in 2001, represent sales generated from outside the U.S. primarily by foreign tour operators and foreign travel agencies. The majority of these foreign revenues are from Italy, Canada, United Kingdom, France, Germany and Spain. Foreign assets represent assets which are located outside of the U.S. and included all of our ships. Revenues and year-end asset information by geographic area was as follows (in thousands):



                                       2001         2000         1999

                Revenues:
                United States      $3,489,913   $3,180,667   $2,934,492
                Foreign             1,045,838      597,875      562,978
                                   $4,535,751   $3,778,542   $3,497,470

                Assets:
                United States     $ 2,040,145   $  680,897   $1,063,963
                Foreign             9,523,407    9,150,423    7,222,392
                                  $11,563,552   $9,831,320   $8,286,355



NOTE 13 - BENEFIT PLANS

     Stock Option Plans

     We have stock option plans primarily for supervisory and management level employees and members of our Board of Directors. The plans are administered by a committee of three of our directors (the "Committee") which determines who is eligible to participate, the number of shares for which options are to be granted and the amounts that may be exercised within a specified term. The option exercise price is generally set by the Committee at 100% of the fair market value of the common stock on the date the option is granted. Substantially all options granted during fiscal 2001, 2000 and 1999 were granted at an exercise price per share equal to the fair market value of our common stock on the date of grant. Employee options generally have vested evenly over five years and have a ten year term and director options granted prior to fiscal 2001 have vested immediately and have a five or ten year term. Director options granted subsequent to fiscal 2000 will vest evenly over five years and have a ten year term. At November 30, 2001, options for 704,000 shares were available for future grants under our 2001 Outside Director Stock Option Plan. In addition, on January 14, 2002, our Board of Directors authorized the adoption of our 2002 Stock Option Plan, subject to shareholder approval, under which 40 million shares will be available for future option grants. A summary of the activity and status of our stock option plans was as follows:


                            Weighted
                     Average Exercise Price          Number of Options
                            Per Share            Years Ended November 30,
                      2001    2000    1999    2001        2000         1999

Outstanding options-
  beginning of year $26.80  $22.70  $14.95   8,840,793  6,517,168  5,987,574
Options granted     $26.44  $35.92  $44.54   6,580,250  2,910,575  1,641,400
Options exercised   $11.70  $13.43  $11.01  (2,218,075)  (244,850)  (956,706)
Options canceled    $35.15  $35.91  $26.55    (428,675)  (342,100)  (155,100)
Outstanding options-
  end of year       $28.95  $26.80  $22.70  12,774,293  8,840,793  6,517,168
Options exercisable-
  end of year       $25.96  $15.82  $12.64   2,972,498  4,042,452  3,601,993





     Information with respect to outstanding and exercisable stock options at November 30,
2001 was as follows:

                              Options Outstanding               Options Exercisable
                                    Weighted      Weighted                 Weighted
                                    Average       Average                  Average
Exercise                           Remaining      Exercise                 Exercise
Price Range              Shares    Life (Years)    Price        Shares      Price

$ 1.94-$ 2.25            35,980           (1)      $ 2.05        35,980     $ 2.05
$ 6.94-$10.31           195,800        0.7         $ 7.31       195,800     $ 7.31
$10.59-$15.00           707,000        3.3         $11.37       707,000     $11.37
$16.28-$22.57         4,160,269        9.1         $21.59       545,551     $19.31
$24.63-$29.81         4,307,144        8.6         $28.75       460,894     $26.40
$33.04-$41.34           294,000        7.8         $35.22       117,733     $36.04
$43.56-$48.56         3,074,100        7.7         $44.36       909,540     $44.73

Total                12,774,293        8.1         $28.95     2,972,497     $25.96


(1) These stock options do not have an expiration date.

    Pursuant to SFAS No. 123, we elected to use the intrinsic value method of accounting for employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for our noncompensatory employee and director stock option awards. Our pro forma net income and earnings per share for fiscal 2001, had we elected to adopt the fair value approach (which charges earnings for the estimated fair value of stock options) of SFAS No. 123, would have been $904 million and $1.54 per share, and would not have been materially different from reported net income and earnings per share for fiscal 2000 and 1999.

     The weighted-average fair values of options we granted during fiscal 2001, 2000 and 1999 were $12.67, $13.31 and $15.15 per share, respectively, at the dates of grant. The fair values of options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001, 2000 and 1999, respectively; expected dividend yields of 1.16%, 1.17% and 0.80%; expected volatility of 50.0%, 28.9% and 26.3%; risk free interest rates of 4.5%, 6.4% and 4.8%; and expected option life of six years for all periods.

     Restricted Stock Plan

     We have a restricted stock plan under which three executive officers have been issued restricted shares of our common stock. These shares have the same rights as our common stock, except for restriction and forfeiture provisions. During fiscal 2001, 2000 and 1999, 150,000 shares of common stock were issued each year which were valued at $5 million, $6 million and $7 million, respectively. Unearned stock compensation was recorded in stockholders' equity at the date of award based on the quoted market price of the shares on the date of grant and is amortized to expense using the straight-line method from the grant date through the vesting date. These shares vest five years after the grant date. As of November 30, 2001 and 2000 there were 647,000 shares and 497,000 shares, respectively, issued under the plan which remain to be vested.

     Defined Benefit Pension Plans

     We have one qualified and one nonqualified defined benefit pension plan that is available to full-time Carnival and corporate shoreside employees who were employed by Carnival before January 1, 1998. Our funding policy for this qualified plan is to annually contribute at least the amount required under the applicable labor regulations. The nonqualified plan is unfunded. In addition, we have two nonqualified plans, one for the Carnival shipboard employees, except for deck and engine officers, and one supplemental executive retirement plan ("SERP") in which two executive officers currently participate. The Carnival shipboard nonqualified plan is funded by contributions into a Rabbi Trust and the SERP is unfunded. At November 30, 2001, the Carnival shipboard plan had a minimum pension liability adjustment of $5.5 million included in AOCI. Total expense for these defined benefit pension plans was $8 million, $6 million and $4 million in fiscal 2001, 2000 and 1999, respectively.

     Defined Contribution Plans

     We have several defined contribution plans available to substantially all U.S. and Canadian employees, to Cunard's United Kingdom employees and to Carnival's shipboard deck and engine officers. We contribute to these plans based on employee contributions, salary levels and length of service. Total expense relating to these plans was $8 million, $7 million and $6 million in fiscal 2001, 2000 and 1999, respectively.

    Employee Stock Purchase Plan

     We have an Employee Stock Purchase Plan which is authorized to issue up to 4,000,000 shares of our common stock to substantially all of our employees. The purchase price is derived from a formula based on 85% of the fair market value of our common stock during the six-month purchase period, as defined. During fiscal 2001, 2000 and 1999, we issued 82,733, 171,886 and 144,911 shares, respectively, at a weighted-average share price of $21.94, $26.36 and $36.67, respectively, under this plan.


NOTE 14 - EARNINGS PER SHARE

    Our basic and diluted earnings per share were computed as follows (in thousands, except per share data):

                                                Years Ended November 30,
                                             2001         2000         1999

Net income                                 $926,200   $965,458    $1,027,240
Effect on net income of assumed
  issuance of affiliate securities                                   (3,299)
Net income, as adjusted                    $926,200   $965,458    $1,023,941
Weighted average common shares
  outstanding                               585,064    599,665       612,484
Dilutive effect of stock plans                1,798      2,247         3,516
Diluted weighted average
  shares outstanding                        586,862    601,912       616,000
Basic earnings per share                      $1.58      $1.61         $1.68
Diluted earnings per share                    $1.58      $1.60         $1.66



     During fiscal 2001, 2000 and 1999, the exercise prices for 5.4 million,
4.4 million and 1.1 million options, respectively, were greater than the average fair market prices of our common stock for those periods and, consequently, were excluded from our diluted earnings per share computations since they were anti-dilutive.

     In addition, our 2001 diluted earnings per share computation did not include 32.7 million shares of our common stock issuable upon conversion of our 2% and zero-coupon convertible notes, as this common stock was not issuable under the contingent issuance provisions of these debt instruments.


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION



                                              YEARS ENDED NOVEMBER 30,
                                              2001       2000      1999
                                                    (in thousands)

Cash paid (received) for:
  Interest, net of amount capitalized        $109,321  $40,431   $ 49,836
  Income taxes                               $  3,931  $  (800)  $  3,841

Noncash investing and financing activities:
 Common stock received as payment of
    stock option exercise price              $ 22,500
 Note received upon the
    sale of the Nieuw Amsterdam                        $84,500
 Common stock issued for acquisition of
    Cunard Line Limited minority interest                        $127,069


NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. Our adoption of this standard is not expected to have a material effect on our accounting for prior business combinations.

     SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual, or when events or circumstances dictate, a more frequent impairment review of both these non-amortizable intangible assets. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. We intend to early adopt SFAS No. 142 as of the beginning of fiscal 2002. Accordingly, we no longer intend to amortize goodwill as of December 1, 2001, and will perform a transitional impairment test of our existing goodwill as of December 1, 2001 and annually thereafter. Our cessation of goodwill amortization will result in a reduction of $20 million in annual goodwill amortization, assuming no future impairment of goodwill. Goodwill amortization was $25 million, $23 million and $21 million in fiscal 2001, 2000 and 1999, respectively.

     The SFAS No. 142 goodwill impairment review consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written-down to its implied fair value. We must complete the first step of the transitional impairment review by May 31, 2002 and, if necessary, the second step by November 30, 2002. We do not expect that there will be any impairment of our goodwill upon adoption.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be held for sale. SFAS No. 144 is effective for us in fiscal 2003. We have not completed our review of SFAS No. 144, however, we expect that the adoption of this standard will not have a material effect on our financial statements since the impairment assessment under SFAS No. 144 is largely unchanged from existing literature.


NOTE 17 - COSTA ACQUISITION

     From June 1997 through September 28, 2000, we owned 50% of Costa. On September 29, 2000, we acquired the remaining 50% interest in Costa from Airtours at a cost of $511 million. Substantially all of the purchase price was funded by euro denominated borrowings. We accounted for this transaction using the purchase accounting method.

     Had the above transaction occurred on December 1, 1998, our unaudited consolidated revenues for fiscal 2000 and 1999 would have been approximately $4.3 billion and $4.1 billion, respectively. The impact on our unaudited consolidated net income and earnings per share for fiscal 2000 and 1999 would not have been material.

     The impact on our assets and liabilities related to this acquisition was as follows (in thousands):

Fair value of acquired assets                 $ 915,437
Debt assumed                                   (310,259)
Other liabilities assumed                       (94,354)
Cash paid for acquisition                       510,824
Cash acquired and consolidated                 (130,539)
Net cash paid as reflected in our
  2000 Statement of cash flows                $ 380,285



NOTE 18 - SUBSEQUENT EVENT

     Subsequent to November 30, 2001, we announced that we had made a pre-conditional offer to acquire P&O Princess Cruises plc ("P&O"), the world's third largest cruise company. The value of our offer as of February 15, 2002 was approximately $5.4 billion to be paid in shares of our common stock. In addition, we will assume P&O's net debt, which was approximately $1.4 billion as of December 31, 2001. It is our intention, upon closing of the transaction, to pay approximately $2.4 billion of the purchase price in cash, subject to our obtaining satisfactory financing, which will reduce the portion of our offer that will be paid in shares of our common stock. As of the date we made our pre-conditional offer, P&O and Royal Caribbean Cruises Ltd. ("RCL") were parties to a series of agreements that would result in a combination of P&O and RCL in a dual listed structure. P&O has rejected our pre-conditional offer and has recommended the combination with RCL to its shareholders. Both the combination with RCL and our offer are subject to certain conditions, including regulatory clearances. No assurance can be given that we will be successful in acquiring P&O.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Carnival Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Carnival Corporation and its subsidiaries at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.





/s/PricewaterhouseCoopers LLP


Miami, Florida
January 29, 2002,except as to Note 18 which is dated as of February 15, 2002




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our letter to shareholders and elsewhere in this 2001 Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "forecast," "future," "intend," and words and terms of similar substance in connection with any discussion of future operating or financial performance.
 These forward-looking statements, including those which may impact the forecasting of our net revenue yields, booking levels, pricing, occupancy or business prospects, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

    - general economic and business conditions which may impact levels of disposable income of consumers and the net revenue yields for our cruise products;
    - consumer demand for cruises and other vacation options;
    - other vacation industry competition;
    - effects on consumer demand of armed conflicts, political instability, terrorism, the availability of air service and adverse media publicity;
    - increases in cruise industry and vacation industry capacity;
    - continued availability of attractive port destinations;
    - changes in tax laws and regulations;
    - changes in financial and equity markets;
    - our ability to implement our brand strategy;
    - our ability to implement our shipbuilding program and to continue to expand our business outside the North American market;
    - our ability to attract and retain shipboard crew;
    - changes in foreign currency rates, security expenses, food, fuel, insurance and commodity prices and interest rates;
    - delivery of new ships on schedule and at the contracted prices;
    - weather patterns or natural disasters;
    - unscheduled ship repairs and drydocking;
    - incidents involving cruise ships;
    - impact of pending or threatened litigation;
    - ability to successfully implement cost improvement plans;
    - continuing financial viability of our travel agent distribution system;
        and
    - changes in laws and regulations applicable to us.

     We caution the reader that these risks may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are those which we believe require our most subjective or complex judgments; often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

     Ship Accounting

     Our most significant assets are our ships, which represent 69% of our total assets. We utilize several critical accounting policies dealing with our ship accounting. First, we compute our ships' depreciation expense, which requires us to estimate the average useful lives of each of our ships, as well as their salvage values. Secondly, we account for ship improvement costs by capitalizing those costs which we believe will add value to our ships and depreciate those improvements over their estimated useful lives. Finally, we account for the replacement or refurbishment of our ship components and recognize the resulting gain or loss in operations.

     We determine the average useful lives of our ships based primarily on our estimates of the average useful lives of the ships' major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider, among other things, the impact of anticipated technological changes, long-term vacation market conditions and competition and historical useful lives of similarly-built ships. We have estimated our new ships' average useful lives at 30 years and their salvage values at 15% of our original ship cost.

     Given the very large and complex nature of our ships, all the above ship accounting estimates require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems; therefore, our overall estimates of the relative costs of these component systems are based principally on general and technical information known about major ship component system lives and our knowledge of the cruise industry. In addition, we do not identify and track the depreciation of specific component systems, but instead utilize estimates when determining the net cost basis of assets being replaced or refurbished. If materially different conditions existed, or if we materially changed our assumptions of ship lives and salvage values, our depreciation expense, gain or loss on replacement or refurbishment of ship assets and net book value of our ships would be materially different. In addition, if we change our assumptions in making our determinations as to whether improvements to a ship add value, the amounts we expense each year as repair and maintenance costs could increase, partially offset by a decrease in depreciation expense, as less costs would have been initially capitalized to our ships.

     We believe that the estimates we made for ship accounting purposes are reasonable and our methods are consistently applied and, accordingly, result in depreciation expense that is based on a rational and systematic method to equitably allocate the costs of our ships to the periods during which services are obtained from their use. In addition, we believe that the estimates we made are reasonable and our methods consistently applied (1) in determining the overall relative costs of our ships' component systems; (2) in determining which ship improvement costs add value to our ships; and (3) in determining the net cost basis of ship component assets being replaced or refurbished. Finally, we believe our critical ship accounting policies are generally comparable with those of other major cruise companies.

     Asset Impairment

     Our review of our long-lived assets, principally ships, and goodwill requires us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, as described in Note 2 in the accompanying financial statements, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk.

     The determination of fair value includes numerous uncertainties, unless a viable actively traded market exists for the asset, which is sometimes not the case for used cruise ships. For example, in determining fair values of ships utilizing discounted forecasted cash flows, significant judgments are made concerning future net revenue yields, operating, selling and administrative costs per available berth day, interest and discount rates, cruise itineraries, ship additions and retirements, technological changes, consumer demand, governmental regulations and the effects of competition. In addition, third party appraisers are sometimes used to determine fair values and some of their valuation methodologies are also subject to similar types of uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and goodwill have been impaired, however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

     Contingencies - Litigation

     We are a party to two grand jury investigations related to environmental issues, as well as other legal actions. See Note 8 in the accompanying financial statements for additional information concerning our litigation contingencies. We periodically assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made.

     Given the inherent uncertainty related to the eventual outcome of litigation, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions that we may have made with respect to their resolution.

    Proposed Exposure Draft

     In June 2001, the Accounting Standards Executive Committee issued a Statement of Position exposed draft, entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" ("Proposed SOP").
If issued in its current form, the Proposed SOP would require, among other things, significant changes to our ship accounting. Specifically, we would be required to adopt the component method of accounting for our ships, which would require us, among other things, to maintain very detailed historical cost records for the components of our ships and may result in changes in the amount and timing of depreciation and repair and maintenance expenses and the amount of gain or loss recognized on the replacement or refurbishment of ship component parts. In addition, we would have to expense drydock costs as incurred instead of amortizing our costs to expense generally over one or two years. Finally, we would have to treat liquidated damages received from shipyards for delay delivery damages as a reduction to our ships' cost basis instead of our current treatment of recording liquidated damages as nonoperating income, since they are a reimbursement for expenses incurred and lost profits. If adopted, the Proposed SOP would be effective for us in fiscal 2003. We have not completed an analysis of the impact this Proposed SOP would have on our financial statements, as we are uncertain whether, or in what form, this Proposed SOP will be adopted.


RESULTS OF OPERATIONS

     We earn our cruise revenues primarily from the following:
       - the sale of passenger cruise tickets, which includes accommodations, meals, and most onboard activities,
       - the sale of air transportation to and from our cruise ships, and
 - the sale of goods and services on board our cruise ships, such as casino gaming, bar sales, gift shop and photo sales, shore excursions and spa services.

We also derive revenues from the tour and related operations of Tours.

     For segment information related to our revenues, operating income and other financial information see Note 12 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information was as follows:



                                              YEARS ENDED NOVEMBER 30,
                                          2001         2000         1999

Revenues                                  100%         100%         100%

Costs and Expenses
  Operating                                54           54           53
  Selling and administrative               14           13           13
  Depreciation and amortization             8            8            7
  Impairment charge                         3
Operating Income Before (Loss) Income
   From Affiliated Operations              21           25           27
(Loss) Income From Affiliated
   Operations, Net                         (1)           1            2
Net Income                                 20%          26%          29%

Selected Statistical Information
  (in thousands):
     Passengers carried                 3,385        2,669        2,366
     Available lower berth days        20,685       15,888       14,336
     Occupancy percentage               104.7%       105.4%       104.3%



     Commencing in fiscal 2001, our statements of operations and selected statistical information included the consolidation of Costa's results of operations. In fiscal 2000 and 1999, our 50% interest in Costa's results of operations were recorded in affiliated operations and were not included in the 2000 or 1999 statistical information.

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

     Through fiscal 2000, we recorded our share of Airtours' and Costa's operating results as earnings from affiliated operations on a two-month lag basis. Beginning in fiscal 2001, all of Costa's results of operations were consolidated into our financial statements on a current month basis, thus eliminating the two-month lag in reporting Costa's results of operations. This change in the timing of reporting periods, as well as Costa's greater seasonality, has increased the seasonality of our quarterly results of operations, most significantly between our third and fourth fiscal quarters.
 Costa's seasonally strong summer results of operations have been recorded in our third quarter in fiscal 2001 versus in the fourth quarter in fiscal 2000.

     In addition, on June 1, 2001 we sold our investment in Airtours and, accordingly, we ceased recording Airtours' results in our affiliated operations as of the end of our second quarter of fiscal 2001. Historically, Airtours' results were very seasonal, with losses recorded in the first half of our fiscal year and substantially all of Airtours' profits being recognized in our fourth quarter.

     The year over year percentage increase in our average passenger capacity resulting primarily from the 2002 and subsequent delivery of ships under contract for construction for fiscal 2002, 2003 and 2004 is expected to approximate 4.2%, 17.0% and 17.2%, respectively. Substantially all of our fiscal 2002 capacity increase will be in our Carnival and Costa brands.


OUTLOOK FOR FISCAL 2002 ("2002")

     The events of September 11 and their aftermath coupled with the already soft global economy, both of which adversely affected leisure travel and lowered consumer confidence, will negatively impact our 2002 operating results. We believe the impact of September 11 should be greatest in the first quarter of 2002, because of the tremendous reduction in booking volumes during the two months following September 11 and the resultant reduction in cruise prices needed to stimulate booking volumes. Since mid-November 2001, we have continued to see an improvement in our booking volumes and prices.

     On February 12, 2002, we announced that our net bookings during the first five weeks of "Wave Season", traditionally the time of the cruise industry's highest booking levels, had increased 8% over the same period last year, compared to an expected 3% capacity increase for the first nine months of 2002. In addition, pricing had also recovered from the significantly discounted prices experienced after the events of September 11, with pricing during recent weeks almost equal to last year's levels. Because of the improved booking levels and pricing, we estimated that net revenue yields for the first quarter of 2002 will be down approximately 8%. Finally, while cumulative advance booking levels and prices for the second through fourth quarters of 2002 were still below last year's levels, we expected that net revenue yields for the remainder of 2002 should continue to improve compared to the 8% decrease expected in the first quarter of 2002.


FISCAL 2001 ("2001") COMPARED TO FISCAL 2000 ("2000")

     Revenues

     Revenues increased $757 million, or 20%, in 2001 compared to 2000. Cruise revenues increased by $780 million or 21.8%, to $4.36 billion in 2001 from $3.58 billion in 2000. Approximately $598 million of our cruise revenue increase was due to the consolidation of Costa, and $182 million was due to increased revenues from our other brands. Our other brands' cruise revenues change resulted from an increase of 9.6% in our passenger capacity, partially offset by a 4.1% decrease in our gross revenue per passenger cruise day and a slight decrease in our occupancy rate of 0.4%. Our post-September 11 cruise results were adversely affected by the September 11 terrorist attacks, which impacted all leisure travel and caused significant price competition among alternative vacation options in order to stimulate demand. Due to this significant reduction in demand for post-September 11 travel, we had lower occupancies and prices during our 2001 fourth quarter. In addition, the slowdown in the general economic and business conditions throughout fiscal 2001 also adversely impacted our customers and, accordingly, had an overall negative effect on our 2001 gross revenues compared to 2000. Our luxury cruise brands, which comprised approximately 8% of our average capacity during 2001, were particularly affected by this slowdown, and realized significantly lower pricing during most of 2001 compared to 2000.

     Costs and Expenses

     Operating expenses increased $410 million, or 19.9%, in 2001 compared to 2000. Cruise operating costs increased by $423 million, or 22.1%, to $2.33 billion in 2001 from $1.91 billion in 2000. Approximately $340 million of our cruise operating cost increase was due to the consolidation of Costa, and the remaining $83 million of the increase was from our other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily from additional costs associated with our 9.6% increase in passenger capacity, partially offset by a 4.4% decrease in our operating expenses per available berth day.
 Excluding Costa, cruise operating costs as a percentage of cruise revenues were 53% and 53.4% in 2001 and 2000, respectively.

     Selling and administrative expenses increased $131 million, or 26.9%, to $619 million in 2001 from $487 million in 2000. Approximately $98 million of our increase was due to the consolidation of Costa, and the remaining $33 million of the increase was from our other brands. Selling and administrative expenses, excluding Costa, increased in 2001 primarily from additional expenses associated with our 9.6% increase in passenger capacity and the 0.6% increase in our cruise selling and administrative expenses per available berth day. Excluding Costa, selling and administrative expenses as a percentage of revenues were 13.2% and 12.9% in 2001 and 2000, respectively.

     Depreciation and amortization increased by $85 million, or 29.4%, to $372 million in 2001 from $288 million in 2000. This increase was primarily from our consolidation of Costa, which accounted for approximately $50 million of the increase, and the majority of the remaining $35 million increase was due to our expansion of the fleet and ship improvement expenditures.

     See Note 4 in the accompanying financial statements for additional information regarding our $140 million impairment charge in 2001.

     Affiliated Operations

     During 2001, we recorded $44 million of losses from affiliated operations as compared with $38 million of income in 2000. Our portion of Airtours' losses in 2001 was $43 million as compared to $41 million of losses in 2000. In fiscal 2001 Costa's results of operations have been consolidated and are not included in our 2001 affiliated operations. We recorded income of $77 million during 2000 from our interest in Costa. See the "Nonoperating Income (Expense)" and "Affiliated Operations" sections below for a discussion of certain nonrecurring events. See Notes 5 and 17 in the accompanying financial statements for additional information regarding our affiliated operations and the acquisition of Costa.

     Nonoperating Income (Expense)

     Interest expense, net of interest income and excluding capitalized interest, increased to $116 million in 2001 from $66 million in 2000. An approximate $99 million increase in interest expense was caused by our higher average outstanding debt balances, partially offset by $30 million of additional interest income from our higher average invested cash balances and a $19 million reduction in net interest expense due to lower interest rates. The higher average debt balances were primarily from our acquisition and consolidation of Costa and our issuance of $600 million of 2% convertible notes in April 2001. Capitalized interest decreased $12 million during 2001 as compared to 2000 due primarily to our lower average levels of investment in ship construction projects.

     Other income in 2001 of $109 million consisted primarily of a gain of $101 million from the sale of our investment in Airtours, a $13 million gain from a settlement agreement with the manufacturers of some of our ship propulsion systems to reimburse us for lost revenues and expenses incurred due to disruption in service during 2000, a $16 million gain from the sale of our interest in CRC, partially offset by $9 million of short-term investment write-downs and $9 million of estimated net litigation expenses.

     Income tax benefit of $12 million was recognized in 2001 compared to a $1 million expense in 2000. Approximately $9 million of the net increase in the income tax benefit was from Costa, primarily due to changes in Italian tax laws.


FISCAL 2000 ("2000") COMPARED TO FISCAL 1999 ("1999")

     Revenues

     Revenues increased $281 million, or 8%, in 2000 compared to 1999.
Cruise revenues increased $292 million, or 8.9%, to $3.58 billion in 2000 from $3.29 billion in 1999. The cruise revenue change resulted from an increase of 10.8% in our passenger capacity and a 1.2% increase in our occupancy rate, partially offset by a 3.2% decrease in our gross revenue per passenger cruise day. The decrease in gross revenue per passenger cruise day was primarily due to pressure on our cruise ticket prices throughout the year, with the exception of the Millennium cruises. This pressure on cruise ticket pricing was caused by a number of factors including, but not limited to, relatively softer demand and a fall-off in pre- and post Millennium bookings. Also, when a passenger elects to provide his or her own transportation, rather than purchasing air transportation from us, both our cruise revenues and operating expenses decrease by approximately the same amount. During 2000, there was a reduction in the percentage of our passengers electing to use our air program and, accordingly, this caused a reduction in gross revenue per passenger cruise day, as well as a reduction in operating expenses.

     Costs and Expenses

     Operating expenses increased $196 million, or 10.5%, in 2000 compared to 1999. Cruise operating costs increased by $201 million, or 11.8%, to $1.91 billion in 2000 from $1.71 billion in 1999. Cruise operating costs increased in 2000 primarily from additional costs associated with our 10.8% increase in passenger capacity and a .9% increase in our operating expense per available berth day. The increase in operating expense per available berth day was primarily due to increases in our fuel costs. Commencing in the fourth quarter of 1999, we began to incur significantly higher fuel costs due to a very large increase in the price of bunker fuel which continued to increase as the year progressed. The increases in the price of fuel increased our consolidated operating expenses by approximately $51 million for 2000 compared to 1999. Cruise operating costs as a percentage of cruise revenues were 53.4% and 52% in 2000 and 1999, respectively.

     Selling and administrative expenses increased $40 million, or 9.0%, to $487 million in 2000 from $447 million in 1999. Selling and administrative expenses increased in 2000 primarily from additional expenses associated with our 10.8% increase in passenger capacity, partially offset by a 2.3% decrease in our cruise selling and administrative expenses per available berth day. Selling and administrative expenses as a percentage of revenues were 12.9% and 12.8% in 2000 and 1999, respectively.

     Depreciation and amortization increased by $44 million, or 18.1%, to $288 million in 2000 from $244 million in 1999. This increase was primarily from the additional depreciation associated with our expansion of the fleet and ship improvement expenditures.

     Affiliated Operations

     During 2000, we recorded $38 million of income from affiliated operations as compared with $76 million of income in 1999. Our portion of Airtours' losses in 2000 was $41 million as compared to income of $36 million in 1999. We recorded income of $77 million and $40 million during 2000 and 1999, respectively, related to our interest in Costa. Our results from affiliated operations included net nonrecurring charges totaling $5 million, consisting of a $43 million charge for our equity interest in restructuring and other nonrecurring net charges recorded by Airtours, partially offset by our $38 million income tax benefit from Costa's change in tax status upon registration of its ships within the Italian International Ship Registry and the reversal of certain Costa tax liabilities.

     Nonoperating Income (Expense)

     Interest expense, net of interest income and excluding capitalized interest, increased to $66 million in 2000 from $46 million in 1999. An approximate $28 million increase in interest income was caused by our lower average invested cash balances, partially offset by a $9 million reduction in interest expense from our lower average outstanding debt balances.

     Other income in 2000 of $8 million consisted primarily of $21 million of net compensation received from a shipyard, an $11 million gain on our forward foreign currency contract purchased to fix our 2000 acquisition price of Costa, partially offset by a $21 million port litigation charge. The payments from the shipyard represent reimbursements for expenses incurred and lost profits due to ship construction or design issues which caused either delays in ship delivery or drydocks to correct the problems.


LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Cash

     Our business provided approximately $1.24 billion and $1.28 billion of net cash from operations during fiscal 2001 and fiscal 2000, respectively. Our fiscal 2001 cash flow from operations was reduced as a result of the events of September 11 and their aftermath.

     During fiscal 2001, our net expenditures for capital projects were approximately $827 million, of which $643 million was spent for our ongoing shipbuilding program. The $184 million of nonshipbuilding capital expenditures consisted primarily of ship improvements, information technology assets, tour assets, and other. In addition, during fiscal 2001 we received $531 million of net proceeds from the sale of our interests in Airtours and CRC.

     During fiscal 2001, we received proceeds of $710 million and we made payments of $1.05 billion under our commercial paper programs. We also made principal payments on other debt totaling $919 million. In addition, we raised net proceeds of $589 million from the issuance of our 2% convertible notes in April 2001, $765 million primarily for the refinancing of our Costa acquisition and other Costa indebtedness and $489 million from the issuance of our zero-coupon convertible notes in October 2001. We also paid cash dividends of $246 million in fiscal 2001.


     Future Commitments and Funding Sources


     At November 30,2001, our contractual cash obligations, with initial or remaining terms in excess of one year, were as follows (in thousands)(a):


Contractual Cash                                       Payments Due by Fiscal
  Obligations          Total        2002        2003       2004       2005        2006     Thereafter

Shipbuilding        $5,977,000  $1,751,000  $1,501,000  $2,037,000  $  688,000  $           $

Long-term debt       2,976,618      21,764     145,897     140,209     885,365   1,226,860    556,523
Port facilities        278,379      21,831      18,947      19,318      20,667      19,211    178,405

Operating leases        63,800      10,100       8,600       7,700       7,600       7,500     22,300

Total contractual
  cash obligations  $9,295,797  $1,804,695  $1,674,444  $2,204,227  $1,601,632  $1,253,571  $ 757,228


(a) See Notes 6 and 7 in the accompanying financial statements for additional information regarding our debt and commitments.


     At November 30, 2001, we had liquidity which consisted of $1.46 billion of cash, cash equivalents and short-term investments and $1.54 billion available for borrowing under our revolving credit facilities obtained through a group of banks, which have strong long-term credit ratings. Our revolving credit facilities mature in 2006. A key to our access to liquidity is the maintenance of our strong long-term credit ratings. The proposed acquisition of P&O, if consummated, may result in a ratings downgrade and, thereby, increase our cost-of-borrowing, although we believe our senior unsecured long-term debt will retain its long-term investment grade debt ratings.

     We believe that our liquidity of approximately $2.69 billion as of January 31, 2002, as well as our forecasted cash flow from future operations, will be sufficient to fund most or all of our capital projects, debt service requirements, dividend payments, working capital and other firm commitments, excluding the cash portion of our P&O acquisition price. Our forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, terrorist attacks, ship incidents, adverse media publicity and changes in fuel prices, as well as other factors noted under "Special Note Regarding Forward-Looking Statements." To the extent that we are required, or choose, to fund future cash requirements from sources other than as discussed above, we believe that we will be able to secure financing from banks or through the offering of debt and/or equity securities in the public or private markets. Specifically, if our P&O acquisition is consummated we intend to finance approximately $2.4 billion in cash through the issuance of long-term debt or equity securities or a combination of debt and equity. No assurance can be given that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing for the cash portion of our proposed acquisition of P&O.


OTHER MATTER

     Market Risks

     We are principally exposed to market risks from fluctuations in foreign currency exchange rates, bunker fuel prices, interest rates and food commodity prices. We seek to minimize these risks through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets, through our long-term investment and debt portfolio strategies and, when considered appropriate, through the use of derivative financial instruments. The financial impacts of these hedging instruments are offset by corresponding changes in the underlying exposures being hedged. Our policy is to not use financial instruments for trading or other speculative purposes.

     Exposure to Foreign Currency Exchange Rates

     Our primary foreign currency exchange risk was related to our outstanding commitments under ship construction contracts denominated in a currency other than the functional currency of the cruise brand that is expected to be operating the ship. These non-functional currency commitments are affected by fluctuations in the value of the U.S. dollar as compared to the euro. Foreign currency forward contracts are generally used to manage this risk (see Notes 2 and 11 in the accompanying financial statements). Accordingly, increases and decreases in the fair value of these foreign currency forward contracts offset changes in the U.S. dollar fair value of the hedged foreign currency denominated ship construction commitments, thus resulting in the elimination of such risk.

     At November 30, 2001, the fair value of these contracts was an unrealized loss of $567 million which is recorded, along with an offsetting $567 million fair value asset related to our shipbuilding firm commitments, on our accompanying 2001 balance sheet. These foreign currency forward contracts mature through 2005. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the euro as of November 30, 2001, assuming no changes in comparative interest rates, the estimated fair value of these contracts would decrease or increase by $57 million, which would be offset by a decrease or increase of $57 million in the U.S. dollar value of the related foreign currency ship construction commitments resulting in no net dollar impact to us.

     The cost of shipbuilding orders which we may place in the future may be affected by foreign currency exchange rate fluctuations. Should the U.S. dollar weaken relative to the euro, future orders for new ship construction in European shipyards may be at higher prices relative to the U.S. dollar.

     Additionally, our investments in foreign subsidiaries subjects us to foreign currency exchange rate risk. We consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and/or of a long-term nature and, accordingly, do not typically manage our related foreign currency exchange rate risk through the use of derivative financial instruments. However, in paying the Costa acquisition price, we utilized debt denominated in euros, the functional currency of Costa, to reduce a portion of this risk.

     Finally, we sell cruises and incur cruise expenses in foreign currencies which subjects us to foreign currency exchange risk. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus both the euro and the U.K. Pound Sterling. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated cruise revenues and expenses to materially affect our results of operations due primarily to the natural hedges which are expected to exist within our operations, including interest expense on euro denominated borrowings, and the relative stability of the foreign currencies. However, we will continue to monitor such items to determine if any actions, such as the issuance of additional foreign currency denominated debt or use of other financial instruments, would be warranted to reduce such risk.

     Exposure to Bunker Fuel Prices

     Cruise ship operating expenses are impacted by changes in bunker fuel prices. Bunker fuel consumed over the past three fiscal years ranged from approximately 2.5 % in fiscal 1999 to 4.0 % in fiscal 2001 and 2000 of our gross cruise revenues. We have typically not used financial instruments to hedge our exposure to the bunker fuel price market risk. However, in fiscal 2001 and 2000, we entered into fuel swap agreements intended to hedge this price risk for a very minor portion of our upcoming year's consumption. We are continuing to monitor this market risk, and may, in the future, decide to increase our use of financial instruments to reduce this risk.

     Based upon a 10% hypothetical increase or decrease in the November 30, 2001 bunker fuel price, we estimate that our fiscal 2002 bunker fuel cost would increase or decrease by approximately $15 million compared to fiscal 2001.

     Exposure to Interest Rates

     In order to limit our exposure to interest rate fluctuations, we have entered into a substantial amount of fixed rate debt instruments. Also, Costa has entered into variable to fixed interest rate swap agreements to fix substantially all of its interest costs over the short-term. We continuously evaluate our debt portfolio, including interest rate swap agreements, and make periodic adjustments to the mix of floating rate and fixed rate debt based on our view of interest rate movements. Accordingly, in 2001 we entered into fixed to variable interest rate swap agreements, which has lowered our fiscal 2001 interest costs and is also expected to lower our fiscal 2002 interest costs. At November 30, 2001, 89% of our debt was effectively fixed and 11% was variable.

     At November 30, 2001, our long-term debt had a carrying value of $2.98 billion. At November 30, 2001, our swap agreements effectively changed $225 million of fixed rate debt with a weighted-average fixed interest rate of 6.8% to Libor-based floating rate debt. In addition, interest rate swaps at November 30, 2001, effectively changed $637 million of euribor floating rate debt to fixed rate debt with a weighted-average fixed interest rate of 5.3%.
 These interest rate swaps mature through 2006. The fair value of our debt and swaps at November 30, 2001 was $2.95 billion. Based upon a hypothetical 10% decrease or increase in the November 30, 2001 market interest rates, the fair value of our debt and swaps would increase or decrease by $64 million.
 In addition, based upon a hypothetical 10% decrease or increase in our November 30, 2001 common stock price, the fair value of our convertible notes would increase or decrease by approximately $45 million.

     These hypothetical amounts are determined by considering the impact of the hypothetical interest rates and common stock price on our existing debt and interest rate swaps. This analysis does not consider the effects of the changes in the level of overall economic activity that could exist in such environments or any relationships which may exist between interest rate and stock price movements. Furthermore, since substantially all of our fixed rate debt cannot be prepaid and a large portion of our variable rate debt is subject to interest rate swaps which effectively fix the interest rate in the short-term, it is most likely we would be unable to take any significant steps in the short-term to mitigate our exposure in the event of a significant decrease in market interest rates.

     Exposure to Food Commodity Prices

     We have commodity price risk related to our food purchases. We do not typically manage these risks through the use of derivative financial instruments since we do not expect changes in food commodity prices to be material. However, we will continue to monitor these risks to determine if any actions would be necessary to reduce such risks.


SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for fiscal 1997 through 2001 and as of the end of each such fiscal year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes.



                                                 Years Ended November 30,
                                  2001          2000        1999        1998        1997
                                            (in thousands, except per share data)
Income Statement and Other Data (a):

Revenues                    $4,535,751    $3,778,542  $3,497,470  $3,009,306  $2,447,468
Operating income
  before (loss) income from
  affiliated operations     $  935,755    $  945,130  $  943,941  $  819,792  $  660,979
Operating income            $  891,731    $  982,958  $1,019,699  $  896,524  $  714,070
Net income                  $  926,200 (b)$  965,458  $1,027,240  $  835,885  $  666,050
   Earnings per share (c):
  Basic                     $     1.58    $     1.61  $     1.68  $     1.40  $     1.12
  Diluted                   $     1.58    $     1.60  $     1.66  $     1.40  $     1.12
Dividends declared
  per share (c)             $     .420    $     .420  $     .375  $     .315  $     .240
Cash from operations        $1,238,936    $1,279,535  $1,329,724  $1,091,840  $  877,580
Capital expenditures        $  826,568    $1,003,348  $  872,984  $1,150,413  $  497,657
Available lower berth days      20,685        15,888      14,336      12,237      10,992
Passengers carried               3,385         2,669       2,366       2,045       1,945
Occupancy percentage (d)         104.7%        105.4%      104.3%      106.3%      108.3%



                                                   As of November 30,
                               2001 (a)      2000 (a)    1999        1998        1997
                                                     (in thousands)
Balance Sheet and Other Data:

Total assets              $11,563,552 (e) $9,831,320  $8,286,355  $7,179,323  $5,426,775
Long-term debt, excluding
  current portion         $ 2,954,854     $2,099,077  $  867,515  $1,563,014  $1,015,294
Total shareholders'
  equity                  $ 6,590,777     $5,870,617  $5,931,247  $4,285,476  $3,605,098
Debt to capital                  31.1%          28.6%       15.3%       27.6%       23.0%



(a) From June 1997 through September 28, 2000, we owned 50% of Costa. On September 29, 2000, we completed the acquisition of the remaining 50% interest in Costa. We accounted for this transaction using the purchase accounting method. Prior to the fiscal 2000 acquisition, we accounted for our 50% interest in Costa using the equity method. Commencing in fiscal 2001, Costa's results of operations have been consolidated in the same manner as our other wholly-owned subsidiaries. Our November 30, 2001 and 2000 consolidated balance sheets include Costa's balance sheet. All statistical information prior to 2001 does not include Costa. See Notes 2, 5 and 17 in the accompanying financial statements.
(b) Our net income for fiscal 2001 includes an impairment charge of $140 million and a nonoperating net gain of $101 million from the sale of our investment in Airtours. See Notes 4 and 5 in the accompanying financial statements.
(c) All 1998 and 1997 per share amounts have been adjusted to reflect a two-for-one stock split effective June 12, 1998.
(d) In accordance with cruise industry practice, occupancy percentage is calculated based upon two passengers per cabin even though some cabins can accommodate three or four passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.
(e) Effective December 1, 2000, we adopted SFAS No. 133 which requires that all derivative instruments be recorded on our balance sheet. Total 2001 assets include $578 million which represents the fair value of hedged firm commitments. See Note 2 in the accompanying financial statements


MARKET PRICE FOR COMMON STOCK

     Our common stock is traded on the New York Stock Exchange under the symbol CCL. Our intra-day high and low common stock sales prices for the periods indicated were as follows:

                                 High              Low
Fiscal 2001:
       First Quarter           $34.94            $21.94
       Second Quarter          $33.40            $23.60
       Third Quarter           $33.74            $25.89
       Fourth Quarter          $31.47            $16.95

Fiscal 2000:
     First Quarter           $51.25            $27.25
     Second Quarter          $29.06            $21.19
     Third Quarter           $27.50            $18.31
     Fourth Quarter          $25.88            $19.56

     As of January 29, 2002, there were approximately 4,632 holders of record of our common stock. The Republic of Panama does not currently have tax treaties with any other country. Under current law, we believe that distributions to our shareholders, other than residents of Panama or other business entities conducting business in Panama, are not subject to taxation under the laws of the Republic of Panama. Dividends that we pay to U.S. citizens, residents, corporations and to foreign corporations doing business in the U.S., to the extent treated as "effectively connected" income, will be taxable as ordinary income for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits, but generally will not qualify for any dividends-received deduction.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial results for fiscal 2001 were as follows:


                                                Quarters Ended
                              February 28     May 31       August 31     November 30
                                        (in thousands, except per share data)
Revenues                    $1,007,606      $1,079,125      $1,489,918      $959,102
Gross profit                $  407,486      $  477,791      $  770,540      $411,204
Operating income before
  loss from affiliated
  operations                $  160,004      $  230,868      $  425,346      $119,537
Operating income            $  138,941      $  207,907      $  425,346      $119,537
Net income                  $  127,950(a)   $  186,963(b)   $  494,975(c)   $116,312(d)
Earnings per share:
  Basic                     $      .22      $      .32      $      .84      $    .20
  Diluted                   $      .22      $      .32      $      .84      $    .20
Dividends declared
  per share                 $     .105      $     .105      $     .105      $   .105

(a) Includes a $13 million gain from a settlement agreement with the manufacturers of some of our ship propulsion systems to reimburse us for lost revenues and expenses incurred due to disruption in service during 2000.
(b) Includes a $16 million gain from the sale of our interest in CRC, partially offset by $9 million of short-term investment write-downs and $6 million of estimated litigation expenses.
(c) Includes a $101 million impairment charge and $7 million of estimated litigation expenses, partially offset by a gain of $101 million from the sale of our investment in Airtours.
(d) Includes a $39 million impairment charge, partially offset by $4 million of net nonoperating income related to port and other litigation.

       Quarterly financial results for fiscal 2000 were as follows:


                                                Quarters Ended
                              February 29      May 31      August 31     November 30
                                        (in thousands, except per share data)
Revenues                      $824,878      $875,127      $1,228,211      $850,326
Gross profit                  $359,438      $378,006      $  613,487      $369,269
Operating income before
  (loss) income from
  affiliated operations       $170,955      $188,891      $  418,910      $166,374
Operating income              $159,518      $194,419      $  420,458      $208,563
Net income                    $171,517(a)   $203,956(a)(b)$  396,190      $193,795(c)
Earnings per share:
  Basic                       $    .28      $    .34      $      .67      $    .33
  Diluted                     $    .28      $    .34      $      .67      $    .33
Dividends declared
  per share                   $   .105      $   .105      $     .105      $   .105

(a) Includes $9 million and $7 million in the February 29 and May 31 quarters, respectively, of net compensation received from a shipyard relating to the delayed delivery of Holland America Line's
Zaandam.
(b) Includes $13 million of gains from the reversal of certain of Costa's tax liabilities.
(c) Includes charges totaling $24 million consisting of (1) a $42 million charge for our equity interest in restructuring and other nonrecurring net charges recorded by Airtours and (2) a $21 million port litigation charge, partially offset by (3) a $12 million gain on our forward foreign currency contract purchased to fix our 2000 acquisition price of Costa and (4) a $27 million deferred income tax benefit from Costa's change in tax status upon registration of its ships within the Italian
International Ship Registry.  In addition, includes approximately $7 million of net compensation received from a shipyard for reimbursements related to Holland America Line's Rotterdam VI.


EXHIBIT 21

LIST OF SIGNIFICANT SUBSIDIARIES AND AFFILIATES OF CARNIVAL CORPORATION




                                          Jurisdiction of Incorporation
       Name of Subsidiary                         or Organization
       Carnival (UK) plc                          United Kingdom
 (1)   Costa Crociere S.p.A.                      Italy
 (2)   Costa Finance, S.A.                        Luxembourg
 (3)   Costa Holdings Srl                         Italy
       Cunard Line Limited                        Bermuda
       HAL Antillen N.V.                          Netherlands Antilles
 (4)   HAL Buitenland B.V.                        Netherlands
 (4)   HAL Nederland N.V.                         Netherlands Antilles
 (4)   Holland America Line N.V.                  Netherlands Antilles
 (4)   Wind Surf Limited                          Bahamas

(1)  Subsidiary of Costa Holdings, Srl
(2)  Subsidiary of HAL Buitenland B.V. and Carnival Corporation
(3)  Subsidiary of Costa Finance, S.A.
(4)  Subsidiary of HAL Antillen N.V.


                                                             EXHIBIT 23





Consent of Independent Certified Public Accountants




     We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 33-63563, No. 333-43269, No. 333-68999, No.
333-72729, No. 333-62950 and No. 333-74190) and Registration Statements on Forms S-8 (No. 33-45287, No. 33-51195, No. 33-53099, No. 333-43885, No. 333-
60558 and No. 333-67394) and Registration Statement on Form S-1 (No. 33-14844) of Carnival Corporation of our report dated January 29, 2002, except as to Note 18 which is dated as of February 15, 2002, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.




/s/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Miami, Florida
February 26, 2002