Form 10-Q
period 2002-05-31
CARNIVAL CORP
filed 2002-07-12
CIK 815097

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2002

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


                                (305) 599-2600________ _________
             (Registrant's telephone number, including area code)


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

     At July 8, 2002, the Registrant had 586,668,953 shares of its common stock, $.01 par value, outstanding.












PART I.    FINANCIAL INFORMATION
 Item 1.   Financial Statements.
                                 CARNIVAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)
                           (in thousands, except par value)
                                                 May 31,       November 30,
                                                  2002            2001
ASSETS
Current Assets
  Cash and cash equivalents                    $ 1,297,102    $ 1,421,300
  Short-term investments                           203,380         36,784
  Accounts receivable, net                         112,011         90,763
  Inventories                                       89,163         91,996
  Prepaid expenses and other                       158,151        113,798
  Fair value of hedged firm commitments            128,191        204,347
    Total current assets                         1,987,998      1,958,988

Property and Equipment, Net                      8,879,609      8,390,230

Goodwill, Net                                      665,710        651,814

Other Assets                                       222,685        188,915

Fair Value of Hedged Firm Commitments              300,407        373,605
                                               $12,056,409    $11,563,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt            $    24,936    $    21,764
  Accounts payable                                 276,948        269,467
  Accrued liabilities                              250,077        298,032
  Customer deposits                                922,671        627,698
  Dividends payable                                 61,592         61,548
  Fair value of derivative contracts               127,581        201,731
    Total current liabilities                    1,663,805      1,480,240

Long-Term Debt                                   3,090,338      2,954,854

Deferred Income and Other Long-Term Liabilities    165,393        157,998

Fair Value of Derivative Contracts                 302,281        379,683

Commitments and Contingencies (Notes 4 and 5)

Shareholders' Equity
  Common stock; $.01 par value; 960,000 shares
    authorized; 586,594 shares issued and
      outstanding at May 31, 2002 (620,019
      shares issued at November 30, 2001)            5,866          6,200
  Additional paid-in capital                     1,085,808      1,805,248
  Retained earnings                              5,756,972      5,556,296
  Unearned stock compensation                      (12,718)       (12,398)
  Accumulated other comprehensive loss              (1,336)       (36,932)
  Treasury stock; 33,848 shares at cost                          (727,637)
    Total shareholders' equity                   6,834,592      6,590,777
                                               $12,056,409    $11,563,552


The accompanying notes are an integral part of these consolidated financial statements.

                                           CARNIVAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                (in thousands, except earnings per share)

                                            Six Months            Three Months
                                          Ended May 31,           Ended May 31,
                                       2002         2001       2002         2001
Revenues                           $1,894,933  $2,086,731    $989,157   $1,079,125

Costs and Expenses
  Operating                         1,051,620   1,201,454     533,455      601,334
  Selling and administrative          294,747     310,455     142,702      154,564
  Depreciation and amortization       182,343     183,950      92,589       92,359
                                    1,528,710   1,695,859     768,746      848,257

Operating Income Before
  Loss From Affiliated
  Operations                          366,223     390,872     220,411      230,868

Loss From Affiliated
  Operations, Net                                 (44,024)                 (22,961)

Operating Income                      366,223     346,848     220,411      207,907

Nonoperating (Expense) Income
  Interest income                      14,415       9,778       7,752        6,000
  Interest expense, net of
    capitalized interest              (57,467)    (62,110)    (28,011)     (30,238)
  Other (expense) income, net          (7,129)     12,326     (12,087)         380
  Income tax benefit, net               7,799       8,071       6,136        2,914
                                      (42,382)    (31,935)    (26,210)     (20,944)
Net Income                         $  323,841  $  314,913    $194,201   $  186,963

Earnings Per Share
  Basic                                  $.55        $.54        $.33         $.32
  Diluted                                $.55        $.54        $.33         $.32



The accompanying notes are an integral part of these consolidated financial statements.

                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                  Six Months Ended May 31,
                                                   2002             2001

OPERATING ACTIVITIES
Net income                                     $  323,841       $  314,913
Operating items not requiring cash:
  Depreciation and amortization                   182,343          183,950
  Loss from affiliated operations and
    dividends received, net                                         56,910
  Other                                            18,862           (4,316)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Receivables                                   (17,020)         (18,595)
    Inventories                                     3,323             (178)
    Prepaid expenses and other                    (42,268)          (8,860)
  Increase (decrease) in:
    Accounts payable                                2,490          (17,830)
    Accrued and other liabilities                 (59,125)         (23,501)
    Customer deposits                             294,367          157,786
      Net cash provided by operating
        activities                                706,813          640,279

INVESTING ACTIVITIES
Additions to property and equipment, net         (594,355)        (591,527)
Purchase of short-term investments, net          (159,888)
Other, net                                        (18,929)          32,454
      Net cash used in investing activities      (773,172)        (559,073)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt           77,739        1,962,694
Principal repayments of long-term debt            (10,743)      (1,443,563)
Dividends paid                                   (123,120)        (122,766)
Proceeds from issuance of common stock              4,966            2,895
Debt issuance costs                                  (191)         (11,481)
      Net cash (used in) provided by financing
        activities                                (51,349)         387,779
Effect of exchange rate changes on cash
  and cash equivalents                             (6,490)           8,323
      Net (decrease) increase in cash and
        cash equivalents                         (124,198)         477,308
Cash and cash equivalents at beginning
  of period                                     1,421,300          189,282
Cash and cash equivalents at end of period     $1,297,102       $  666,590






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

     The accompanying consolidated balance sheet at May 31, 2002 and the consolidated statements of operations and cash flows for the six and three months ended May 31, 2002 and 2001 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation.

     Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Reclassifications have been made to prior period amounts to conform with the current period presentation.


NOTE 2 - Property and Equipment

     Property and equipment consisted of the following (in thousands):



                                             May 31,           November 30,
                                              2002                 2001

Ships                                     $ 9,410,430          $ 8,892,412
Ships under construction                      711,414              592,781
                                           10,121,844            9,485,193
Land, buildings and improvements              273,889              264,294
Transportation equipment and other            371,980              349,188
Total property and equipment               10,767,713           10,098,675
Less accumulated depreciation and
  amortization                             (1,888,104)          (1,708,445)
                                          $ 8,879,609          $ 8,390,230

     Capitalized interest, primarily on our ships under construction, amounted to $16 million and $15 million for the six months ended May 31, 2002 and 2001, respectively, and $8 million for each of the three months ended May 31, 2002 and 2001.


NOTE 3 - Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                 May  31,      November 30,
                                                   2002 (a)      2001 (a)

Euro floating rate note, secured by one ship,
  bearing interest at euribor plus 0.5%
  (4.0% and 4.8% at May 31, 2002 and November 30,
  2001, respectively), due through 2008           $ 122,476   $  125,770
Unsecured fixed rate notes, bearing interest
  at rates ranging from 6.15% to
  7.7%, due through 2028(b)                         848,839      848,779
Unsecured floating rate euro notes, bearing
  interest at rates ranging from euribor plus 0.35%
  to euribor plus 0.53% (3.6% to 3.9% and
  3.9% to 4.9% at May 31, 2002 and
  November 30, 2001, respectively),
  due 2005 and 2006                                 720,340      604,068
Unsecured fixed rate euro notes, bearing interest
  at 5.57%, due in 2006 (b)                         280,941      266,223
Unsecured 2% convertible notes, due in 2021         600,000      600,000
Unsecured zero-coupon convertible notes, net of
  discount, with a face value of $1.05 billion,
  due in 2021                                       511,445      501,945
Other                                                31,233       29,833
                                                  3,115,274    2,976,618
Less portion due within one year                    (24,936)     (21,764)
                                                 $3,090,338   $2,954,854

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro denominated notes have been translated to U.S. dollars at the period end exchange rate.
(b)  These notes are not redeemable prior to maturity.

     Our unsecured 2% convertible notes ("2% Notes") and our zero-coupon convertible notes ("Zero-Coupon Notes") are convertible into 15.3 million shares and 17.4 million shares, respectively, of our common stock. Our 2% Notes are convertible at a conversion price of $39.14 per share, subject to adjustment, during any fiscal quarter for which the closing price of our common stock is greater than $43.05 per share for a defined duration of time. Our Zero-Coupon Notes have a 3.75% yield to maturity and are convertible during any fiscal quarter for which the closing price of our common stock reaches certain targeted levels for a defined duration of time. These levels commenced at a low of $31.94 per share for the first quarter of fiscal 2002 and increase at an annual rate of 3.75% thereafter, until maturity. The conditions for conversion of our 2% Notes or Zero-Coupon Notes were not met for the first or second quarters of fiscal 2002. Upon conversion of the above notes we may choose to deliver common stock, cash or a combination of cash and common stock with a total value equal to the value of the consideration otherwise deliverable.


NOTE 4 - Commitments

     Ship Commitments

     A description of our ships under contract for construction at May 31, 2002 was as follows (in millions, except passenger capacity):


                     Expected                                    Estimated
                      Service                       Passenger      Total
Ship                   Date(a)       Shipyard       Capacity(b)    Cost(c)

Carnival Cruise
  Lines ("Carnival")
Carnival Legend          8/02        Masa-Yards(d)       2,124     $  375
Carnival Conquest       11/02        Fincantieri         2,974        500
Carnival Glory           7/03        Fincantieri         2,974        500
Carnival Miracle         4/04        Masa-Yards(d)       2,124        375
Carnival Valor          11/04        Fincantieri(d)      2,974        500
  Total Carnival                                        13,170      2,250
Holland America
Zuiderdam               12/02        Fincantieri(d)      1,848        410
Oosterdam                7/03        Fincantieri(d)      1,848        410
Westerdam                5/04        Fincantieri(d)      1,848        410
Newbuild                11/05        Fincantieri(d)      1,848        410
Newbuild                 6/06        Fincantieri         1,848        400
  Total Holland America                                  9,240      2,040
Costa Cruises ("Costa")
Costa Mediterranea       6/03        Masa-Yards (e)      2,114        355
Costa Fortuna           12/03        Fincantieri(e)      2,720        415
Costa Magica            11/04        Fincantieri(e)      2,720        415
  Total Costa                                            7,554      1,185
Cunard Line ("Cunard")
Queen Mary 2             1/04        Chantiers de
                                     l'Atlantique(d)     2,620        780
Newbuild                 2/05        Fincantieri(d)      1,968        410
  Total Cunard                                           4,588      1,190

    Total                                               34,552     $6,665


(a) The expected service date is the date the ship is currently expected to begin its first revenue generating cruise.
(b) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.
(c) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
(d) These construction contracts are denominated in euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts. At May 31, 2002, the $418 million of unrealized losses from these forward contracts has been recorded as fair value of derivative contract liabilities on our May 31, 2002 balance sheet and are also included in the above estimated total cost of these construction contracts.
(e) These construction contracts are denominated in euros, which is Costa's functional currency. The estimated total costs have been translated into U.S. dollars using the May 31, 2002 exchange rate.

     In connection with our ships under contract for construction, we have paid $711 million through May 31, 2002 and anticipate paying approximately $1.6 billion during the twelve months ending May 31, 2003 and approximately $4.4 billion thereafter.

     Travel Vouchers

     Pursuant to Carnival's and Holland America's settlement of litigation, travel vouchers with face values of $10 to $55 were required to be issued to qualified past passengers. Approximately $123 million of these travel vouchers are available to be used for future travel prior to their expiration, principally in fiscal 2005. We will account for the redemption of these travel vouchers as a reduction to our future revenues as they are used.

     Proposed Acquisition of P&O Princess Cruises plc ("P&O")

     We have made a pre-conditional offer to acquire P&O, the world's third largest cruise company, for 0.3004 shares of our common stock for each P&O share of common stock. At March 31, 2002, there were approximately 693 million shares of P&O stock outstanding. In addition, should we acquire P&O, we will assume or refinance P&O's outstanding net debt, which was approximately $1.7 billion as of March 31, 2002. There will be a partial cash alternative of 250 pence per P&O share, which currently represents approximately $2.7 billion of the purchase price, subject to our obtaining satisfactory financing. The partial cash alternative will reduce the portion of our offer that will be paid in shares of our common stock. As of the date we made our pre-conditional offer, P&O and Royal Caribbean Cruises Ltd. ("RCL") were parties to a series of agreements that would result in a combination of P&O and RCL in a dual listed company structure. P&O's Board of Directors has recommended the combination with RCL to its shareholders. However, P&O shareholders did not follow their Board of Directors' recommendation and voted to adjourn their scheduled meeting to vote on the RCL merger. Both the combination with RCL and our offer are subject to certain conditions, including regulatory clearances. We are currently providing information to both the European Union ("EU") and U.S. regulators and expect to learn the results of the EU review by August 2002 and the result of the U.S. review following thereafter. We expect to incur approximately $30 million related to the possible P&O acquisition by September 2002, which will be capitalized as part of the cost of the acquisition if we are successful or will be written off to expense if we are not successful in concluding the acquisition. No assurance can be given that we will be successful in acquiring P&O.


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

     In February 2001, Holland America Line-USA, Inc. ("HAL, Inc."), our wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL, Inc. responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

     Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is expected that the arbitration tribunal's decision will be made at the earliest by mid-2003. In the event that an award is given in favor or Cammell Laird, the amount of damages, which Costa will have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

     In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered under our insurance programs. We believe the ultimate outcome of any such actions, which are not covered by insurance, are not expected to have a material adverse effect on our financial statements.


     Contingent Obligations

     At May 31, 2002, we had contingent obligations totaling $755 million to participants in lease out and lease back type transactions for three of our ships. At the inception of the leases, the entire amount of the contingent obligations was paid by us to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. We would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. If their credit ratings fall below AA-, then we would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If our credit rating falls below BBB, then we would be required to provide a letter of credit for an additional $89 million, or alternatively provide mortgages in the aggregate amount of $89 million on two of our ships.

     In the unlikely event that we were to terminate the three lease agreements early or default on our obligations, we would currently have to pay a total of $180 million in stipulated damages. At May 31, 2002, $148 million of letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. An additional $40 million of letters of credit would be required to be issued if our credit rating falls below A-. Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us. As a result of these three transactions, we have received $67 million, which was recorded as deferred income on our balance sheets and is being amortized to nonoperating income through 2022.
 In the event we were to default under our $1.4 billion revolving credit facility, we would be required to post cash collateral to support the letters of credit discussed above.


NOTE 6 - Shareholders' Equity

     Our Articles of Incorporation authorize our Board of Directors, at their discretion, to issue up to 40 million shares of our preferred stock. At May 31, 2002 and November 30, 2001, no preferred stock had been issued.

     During the six months ended May 31, 2002 and 2001, we declared cash dividends of $.21 per share each period, or an aggregate of $123 million for each period.

     In April 2002, we retired 33.8 million shares of our Treasury stock.


NOTE 7 - Comprehensive Income

     Comprehensive income was as follows (in thousands):


                                         Six Months         Three Months
                                        Ended May 31,       Ended May 31,
                                      2002        2001     2002        2001

Net income                         $323,841   $314,913  $194,201  $186,963
Foreign currency translation
  adjustment, net                    24,745    (16,964)   32,901   (18,861)
Changes in securities valuation
  allowance                           6,280      8,133     3,847     6,957
Changes related to cash flow
  derivative hedges, net              4,571       (831)       (8)   (4,246)
Transition adjustment for cash
  flow derivative hedges                        (4,214)

Total comprehensive income         $359,437   $301,037  $230,941  $170,813


NOTE 8 - Segment Information

     Our cruise segment includes six cruise brands, which have been aggregated as a single operating segment based on the similarity of their economic and other characteristics. Cruise revenues are comprised of sales of passenger cruise tickets, including, in some cases, air transportation to and from the cruise ships, and revenues from certain onboard activities and other services. The tour segment represents the transportation, hotel and tour operations of Tours.

     Cruise revenues included intersegment revenues, which primarily represent billings to the tour segment for the cruise portion of a tour when a cruise is sold as a part of a tour package. In addition, cruise and tour operating expenses included a cost allocation of corporate and other expenses.

     Selected segment information was as follows (in thousands):

                                   Six Months Ended      Six Months Ended
                                     May 31, 2002          May 31, 2001
                                             Operating            Operating
                                              income               income
                                  Revenues    (loss)   Revenues    (loss)

Cruise                          $1,867,861  $392,344  $2,054,591  $415,592
Tour                                33,495   (20,379)     38,758   (18,161)
Affiliated operations                                              (44,024)
Intersegment elimination            (6,423)               (6,618)
Corporate                                     (5,742)               (6,559)
                                $1,894,933  $366,223  $2,086,731  $346,848



                                  Three Months Ended     Three Months Ended
                                     May 31, 2002           May 31, 2001
                                            Operating             Operating
                                              income               income
                                  Revenues    (loss)     Revenues  (loss)

Cruise                            $967,354   $232,477  $1,054,200 $241,236
Tour                                27,788     (9,208)     31,070   (7,682)
Affiliated operations                                              (22,961)
Intersegment elimination            (5,985)                (6,145)
Corporate                                      (2,858)              (2,686)
                                  $989,157   $220,411  $1,079,125 $207,907


NOTE 9 - Earnings Per Share

     Our basic and diluted earnings per share were computed as follows (in thousands, except per share data):


                                         Six Months          Three Months
                                        Ended May 31,        Ended May 31,
                                       2002       2001      2002       2001

Net income                         $323,841    $314,913  $194,201  $186,963

Weighted average common shares
  outstanding                       586,395     584,001   586,520   584,150
Dilutive effect of stock plans        1,799       2,381     2,259     2,238
Dilutive weighted average shares
  outstanding                       588,194     586,382   588,779   586,388

Basic earning per share            $    .55    $    .54   $   .33  $    .32
Diluted earnings per share         $    .55    $    .54   $   .33  $    .32

     Our diluted earnings per share computation for the six and three months ended May 31, 2002 and 2001 did not include 32.7 million shares and 15.3 million shares, respectively, of our common stock issuable upon conversion of our 2% Notes and Zero-Coupon Notes, as this common stock was not issuable under the contingent conversion provisions of these debt instruments.


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

     SFAS No. 142 requires companies to stop amortizing goodwill and requires an annual, or when events or circumstances dictate a more frequent, impairment review of goodwill. Accordingly, as of December 1, 2001, we no longer amortize our goodwill, all of which has been allocated to our cruise segment.
 We completed the transitional impairment test of our existing goodwill as of December 1, 2001 and determined that such goodwill was not impaired. There has been no change to our goodwill carrying amount since November 30, 2001, other than the change resulting from using a different foreign currency translation rate at May 31, 2002 compared to November 30, 2001. If goodwill amortization had not been recorded for the six and three months ended May 31, 2001, then our adjusted net income would have been $325 million and $192 million, respectively. In addition, basic adjusted earnings per share for the six and three months ended May 31, 2001 would have been $0.56 per share and $0.33 per share, respectively and diluted adjusted earnings per share for the six and three months ended May 31, 2001 would have been $0.55 and $0.33 per share, respectively.


NOTE 11 - Recent Accounting Pronouncement

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and
(ii) the measurement of long-lived assets to be held for sale. SFAS No. 144 is effective for us in fiscal 2003. We have not completed our review of SFAS No. 144.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Cautionary Note Concerning Factors That May Affect Future Results

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "believe," "expect," "forecast," "future," "intend," and words and terms of similar substance in connection with any discussion of future operating or financial performance. These forward-looking statements, including those which may impact the forecasting of our net revenue yields, booking levels, pricing, occupancy or business prospects, involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     - general economic and business conditions which may impact levels of disposable income of consumers and the net revenue yields for our cruise products,

     - consumer demand for cruises and other vacation options,

     - other vacation industry competition,

     - effects on consumer demand of armed conflicts, political instability, terrorism, adverse media publicity and the availability of air service,

     - shifts in consumer booking patterns,

     - increases in vacation industry capacity, including cruise capacity,

     - continued availability of attractive port destinations,

     - changes in tax laws and regulations,

     - changes and disruptions in financial and equity markets,

     - our financial and contractual counterparties' ability to perform,

     - our ability to implement our brand strategy,

     - our ability to implement our shipbuilding program and to continue to expand worldwide,

     - our ability to attract and retain shipboard crew,

     - changes in foreign currency and interest rates and increases in security expenses, food, fuel and insurance prices,

     - delivery of new ships on schedule and at the contracted prices,

     - weather patterns or natural disasters,

     - unscheduled ship repairs and drydocking,

     - incidents involving cruise ships,

     - impact of pending or threatened litigation,

     - our ability to successfully implement cost improvement plans,

     - the continuing financial viability and/or consolidation of our travel agent distribution system,

     - our ability to successfully integrate business acquisitions, and

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

     We also derive revenues from the hotel, tour and transportation operations of Tours.

For segment information related to our revenues, operating income and affiliated operations segment see Note 8 in the accompanying financial statements. Operations data expressed as a percentage of revenues and selected statistical information was as follows:


                                       Six Months             Three Months
                                      Ended May 31,           Ended May 31,
                                   2002         2001       2002        2001


Revenues                           100%         100%       100%        100%

Costs and Expenses
  Operating                         55           58         54          56
  Selling and administrative        16           15         15          14
  Depreciation and amortization     10            9          9           9
Operating Income Before Loss
  from Affiliated Operations        19           18         22          21
Loss from Affiliated
  Operations, Net                                (2)                    (2)
Operating Income                    19           16         22          19
Nonoperating Expense                (2)          (1)        (2)         (2)
Net Income                          17%          15%        20%         17%


Selected Statistical Information
  (in thousands)
  Passengers carried             1,603        1,602        831        816
  Available lower berth days    10,319       10,095      5,258      5,151
  Occupancy percentage           102.3%       103.9%     101.9%     103.9%


General

     Our cruise and tour operations experience varying degrees of seasonality. Our revenue from the sale of passenger tickets for our cruise operations is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. Tour's revenues are highly seasonal, with a vast majority of its revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

     Our average cruise passenger capacity is currently expected to increase by 2.8% and 8.2% in the third and fourth quarters of fiscal 2002, respectively, as compared to the same periods of fiscal 2001. Substantially all of our fiscal 2002 capacity increase will be in Carnival and Costa.

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

Outlook for Remainder of Fiscal 2002

     Booking levels during the 2002 second quarter were substantially ahead of those for the 2001 second quarter. Since late May, booking levels have been approximately equal to last year's levels. Pricing on those bookings has largely recovered from the significantly discounted levels last fall and are now running only slightly below levels for the comparable period last year.
 On a cumulative basis, advance bookings and average prices for the balance of fiscal 2002 remain below last year's levels, primarily as a result of the dramatic slowdown in 2002 bookings last fall and the shift toward closer-to-sailing booking patterns. Based on bookings to date, we currently expect the trend in sequential net revenue yield improvement to continue through the remainder of the year, with our net revenue yields expected to be down 3 percent to 5 percent in the third quarter of fiscal 2002 compared to those in the third quarter of fiscal 2001 and up slightly in the fourth quarter compared to those in the same period last year.

     In addition, if future 2002 fuel prices remain at the same levels as the end of the 2002 second quarter, then we estimate that our fuel costs will increase by approximately $15 million for the last six months of fiscal 2002 versus the comparable period in fiscal 2001.

Six Months Ended May 31, 2002 ("2002") Compared
To Six Months Ended May 31, 2001 ("2001")

     Revenues

     Revenues decreased $192 million, or 9.2%, in 2002 compared to 2001. Cruise revenues decreased by $187 million, or 9.1%, to $1.87 billion in 2002 from $2.05 billion in 2001. Our cruise revenues change resulted from a 9.8% decrease in our gross revenue per passenger cruise day and a 1.3% decrease in our occupancy rate, partially offset by a 2.2% increase in our passenger capacity. This decrease in gross revenue per passenger cruise day and occupancies was primarily caused by the impact of the September 11 events, which resulted in lower cruise ticket prices and occupancies. There was also a significant reduction in the number of guests purchasing air travel from us in 2002 compared to 2001. When a guest elects to provide his or her own transportation, rather than purchasing air transportation from us, both our cruise revenues and operating expenses decrease by approximately the same amount. Net revenue yield (net revenue per available berth day after deducting the cost of air transportation, travel agent commissions and other direct costs of sales) was down 6.3 percent, compared to 2001.

     Costs and Expenses

     Operating expenses decreased $150 million, or 12.5%, in 2002 compared to 2001. Cruise operating costs decreased by $147 million, or 12.6%, to $1.02 billion in 2002 from $1.17 billion in 2001. Approximately $76 million of this decrease was due to reduced air travel costs since fewer guests purchased air transportation through us. Also, commission expenses were $34 million less than last year primarily because of lower cruise revenues. Excluding air travel costs, travel agent commissions and other direct costs of sales, cruise operating expenses per available berth day decreased 6.1% due to lower fuel costs of $14 million, on a capacity adjusted basis, and decreases in other operating costs, partially as a result of the temporary cost reduction initiatives we undertook after the events of September 11, 2001.

     Selling and administrative expenses decreased $16 million, or 5.1%, to $295 million in 2002 from $310 million in 2001. Selling and administrative expenses decreased in 2002 primarily from a 7.2% decrease in our cruise selling and administrative expenses per available berth day, net of additional expenses associated with our 2.2% increase in passenger capacity. A portion of the reduction in costs per available berth day resulted from temporary cost containment actions taken after September 11, including the timing of advertising expenditures.

     Depreciation and amortization decreased by $2 million, or 1%, to $182 million in 2002 from $184 million in 2001. The elimination of $10 million of goodwill amortization upon our adoption of SFAS No. 142 on December 1, 2001 (see Note 10) reduced depreciation and amortization this year, but that was offset by increased depreciation primarily from the expansion of our fleet and ship improvement expenditures.

     Affiliated Operations

     During 2001, we recorded $44 million of losses from affiliated operations for our portion of Airtours' losses. On June 1, 2001 we sold our investment in Airtours and, accordingly, we ceased recording Airtours' results as of the end of our second quarter of 2001.

     Nonoperating (Expense) Income

      Interest expense decreased by $3 million, which was comprised of a $17 million reduction in interest expense due to lower average borrowing rates partially offset by a $14 million increase in interest expense due to our increased level of average borrowings. Interest income increased by $5 million, which was comprised of a $22 million increase in interest income from our higher average invested cash balances partially offset by a $17 million reduction in interest income due to lower average interest rates.

     Other expense in 2002 includes a $9 million loss, including related expenses, resulting from the sale of Holland America's former Nieuw Amsterdam, and $4 million of direct costs associated with cancelled cruises, partially offset by $4 million of income related to the termination of an overfunded pension plan.

Three Months Ended May 31, 2002 ("2002") Compared
To three months ended May 31, 2001 ("2001")

     Revenues

     Revenues decreased $90 million, or 8.3%, in 2002 compared to 2001. Cruise revenues decreased by $87 million, or 8.2%, to $967 million in 2002 from $1.05 billion in 2001. Our cruise revenues change resulted from a 9.7% decrease in our gross revenue per passenger cruise day and a 0.6% decrease in our occupancy rate, partially offset by a 2.1% increase in our passenger capacity.
 This decrease in gross revenue per passenger cruise day and occupancies was primarily caused by the impact of the September 11 events, which resulted in lower cruise ticket prices and occupancies. There was also a significant reduction in the number of guests purchasing air travel from us. Net revenue yield was down 5.3 percent, compared to 2001.

     Costs and Expenses

     Operating expenses decreased $68 million, or 11.3%, in 2002 compared to 2001. Cruise operating costs decreased by $67 million, or 11.6%, to $512 million in 2002 from $579 million in 2001. Approximately $37 million of this decrease was due to reduced air travel costs since fewer guests purchased air transportation through us. Also, commission expenses were $18 million less then last year primarily because of lower cruise revenues. Excluding air travel costs, travel agent commissions and other direct costs of sales, cruise operating expenses per available berth day decreased 4.2% due to decreases in other operating costs, partially as a result of the temporary cost reduction initiatives we undertook after the events of September 11, 2001.

     Selling and administrative ("S&A") expenses decreased $12 million, or 7.7%, to $143 million in 2002 from $155 million in 2001. Selling and administrative expenses decreased in 2002 primarily from a 9.3% decrease in our cruise selling and administrative expenses per available berth day, net of additional expenses associated with our 2.1% increase in passenger capacity. A substantial portion of the reduction in S&A costs per available berth day was due to the timing of advertising expenditures.

     Depreciation and amortization was the same in 2002 and 2001. The 2002 quarter primarily includes the elimination of $5 million of goodwill amortization upon our adoption of SFAS No. 142 on December 1, 2001 (see Note
10), offset by an increase due primarily to the expansion of our fleet and ship improvement expenditures.

     Affiliated Operations

     During 2001, we recorded $23 million of losses from affiliated operations for our portion of Airtours' losses.

     Nonoperating (Expense) Income

     Interest expense decreased by $2 million, which was comprised of a $9 million reduction in interest expense due to lower average borrowing rates partially offset by a $7 million increase in interest expense due to our increased level of average borrowings. Interest income increased by $2 million, which was comprised of a $9 million increase in interest income from our higher average invested cash balances partially offset by a $7 million reduction in interest income due to lower average interest rates.

     Other expense in 2002 includes a $9 million loss, including related expenses, resulting from the sale of Holland America's former Nieuw Amsterdam, and $4 million of direct costs associated with cancelled cruises.

     The $3 million increase in our income tax benefit, net, in 2002 compared to 2001 was primarily as a result of the income tax benefit to be received by Costa as a result of a new Italian investment tax law, which allows Costa to receive an income tax benefit resulting from its investment in new ships made during fiscal 2002.

Liquidity and Capital Resources

     Sources and Uses of Cash

     Our business provided $707 million of net cash from operations during the six months ended May 31, 2002, an increase of $67 million, or 10.4%, compared to the six months ended May 31, 2001, due primarily to an increase in customers' advance ticket deposits.

     During the six months ended May 31, 2002, our net expenditures for capital projects were $594 million, of which $479 million was spent for our ongoing shipbuilding program. The $115 million of nonshipbuilding capital expenditures consisted primarily of ship refurbishments, information technology assets, Tour assets and other.

     During the six months ended May 31, 2002, we borrowed $78 million under Costa's euro denominated revolving credit facility primarily for Costa's short-term working capital needs, and made $11 million of principal repayments, primarily on Costa's secured debt. We also paid cash dividends of $123 million in the first six months of fiscal 2002.


     Future Commitments and Funding Sources

     Our contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged at May 31, 2002 compared to November 30, 2001, except for shipbuilding payments of $479 million made in the first six months of fiscal 2002.

     As of May 31, 2002, we had noncancelable contracts for the delivery of fifteen new ships over the next four years. Our remaining obligations related to these ships under contract for construction is to pay approximately $1.6 billion during the twelve months ending May 31, 2003 and approximately $4.4 billion thereafter.

     At May 31, 2002, we had $3.1 billion of long-term debt, of which $25 million is due during the twelve months ending May 31, 2003. See Notes 3 and 4 in the accompanying financial statements for more information regarding our debt and commitments.

     At May 31, 2002, we had liquidity of $3 billion, which consisted of $1.5 billion of cash, cash equivalents and short-term investments, and $1.5 billion available for borrowing under our revolving credit facilities obtained through a group of banks, which have strong long-term credit ratings. Our revolving credit facilities mature in 2006. A key to the cost of, and our access to, other forms of liquidity is the maintenance of our strong long-term credit ratings. Credit rating agencies review credit ratings on a periodic basis and may revise a company's credit rating. A lower credit rating would increase our cost of borrowing and could restrict our access to the commercial paper and other capital markets. In that case, unless there was a material adverse change in our business, we could draw on our revolving credit facilities or seek other sources of financing. A downgrade in our credit ratings would not accelerate the scheduled principal repayments on our existing long-term debt.
 In that regard, the proposed acquisition of P&O, if consummated, may result in a ratings downgrade, although we currently believe our senior unsecured long-term debt would retain long-term investment grade debt ratings.

     Our $1.4 billion revolving credit facility and other of our loan agreements contain covenants that require us, among other things, to maintain debt service coverage and limit our debt to tangible capital ratio. At May 31, 2002 we were in compliance with all our debt covenants.

     We believe that our existing liquidity, as well as our forecasted cash flow from future operations, will be sufficient to fund most of our capital projects, debt service requirements, dividend payments, working capital and other firm commitments, excluding the cash portion of our offer to acquire P&O. Our forecasted cash flow from future operations may be adversely affected by various factors noted under "Cautionary Note Concerning Factors That May Affect Future Results". To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure financing from banks or through the offering of debt and/or equity securities in the public or private markets. Specifically, if the P&O acquisition is consummated, we intend to finance approximately $2.7 billion in cash through the issuance of long-term debt or equity securities or a combination of debt and equity. No assurance can be given that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, including financing for the cash portion of our proposed acquisition of P&O.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for fiscal 2001, we received a grand jury subpoena signed by an Assistant U.S. Attorney in the Southern District of Florida in August 2000. The subpoena demanded the production of documents concerning environmental practices of ships operated by us and compliance with environmental laws and regulations. On April 19, 2002, we pleaded guilty to six felony counts concerning violations of Title 18, United State Code, Section 1001(a)(3). The violations related to Oil Record Books that did not correctly disclose matters relating to the discharge of oily bilge water. We were sentenced in accordance with a plea agreement pursuant to which we paid $9 million in fines and $9 million to parties named in the plea agreement in the form of community service, which amounts were charged to nonoperating expense in fiscal 2001. We have been placed on probation for a term of five years and, among other things, are required to develop, implement and enforce a worldwide environmental compliance plan. Accordingly, the fleet-wide investigation by the U.S. Attorney for the Southern District of Florida of us and our officers and employees has been concluded.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on April 15, 2002 ("the
Annual Meeting"). Holders of our common stock were entitled to elect fourteen directors. On all matters which came before the Annual Meeting, holders of our common stock were entitled to one vote for each share held. Proxies for 541,136,355 of the 586,364,315 shares of common stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the fourteen persons elected at the Annual Meeting to serve as directors until our next annual meeting of shareholders and the number of votes cast for, against or withheld with respect to each person.


NAME OF DIRECTOR                        FOR          AGAINST      WITHHELD
Micky Arison                        531,740,639        -0-       9,395,716
Shari Arison                        510,945,457        -0-      30,190,898
Maks L. Birnbach                    531,861,295        -0-       9,275,060
Richard G. Capen, Jr.               533,815,568        -0-       7,320,787
Robert H. Dickinson                 531,687,288        -0-       9,449,067
Arnold W. Donald                    533,816,800        -0-       7,319,555
James M. Dubin                      531,949,461        -0-       9,186,894
Howard S. Frank                     531,792,808        -0-       9,343,547
A. Kirk Lanterman                   531,721,806        -0-       9,414,549
Modesto A. Maidique                 518,275,654        -0-      22,860,701
Stuart Subotnick                    515,346,652        -0-      25,789,703
Sherwood M. Weiser                  514,654,592        -0-      26,481,763
Meshulam Zonis                      534,805,085        -0-       6,331,270
Uzi Zucker                          531,210,894        -0-       9,925,461

     The following table sets forth certain additional matters which were submitted to our shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.

                                                                 BROKER
MATTER                       FOR        AGAINST      WITHHELD    NONVOTES

Approval of our
   2002 Stock Option Plan  336,414,948  168,444,089  2,054,210  34,223,108

Approval of Pricewaterhouse-
   Coopers LLP as our
   independent certified
   public accountants
   for fiscal 2002         527,620,642   11,415,266  2,100,447      -0-


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit

      10.1 Carnival Corporation 2002 Stock Option Plan
      10.2 Succession Agreement to Registration Rights Agreement dated June 14, 1991, between Carnival Corporation and Ted Arison
      10.3 Service Agreement Letter dated May 28, 2002 between Costa Crociere, S.p.A. and Pier Luigi Foschi
      12   Ratio of Earnings to Fixed Charges


(b) Reports on Form 8-K

     We filed current reports on Form 8-K on March 21, 2002 (Items 5. and 7.), April 22, 2002 (Items 5. and 7.) and on May 2, 2002 (Item 5.).


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CARNIVAL CORPORATION



Date: July 11, 2002                      BY /s/ Howard S. Frank
                                            Howard S. Frank
                                            Vice Chairman of the Board of
                                            Directors and Chief
                                            Operating Officer


Date: July 11, 2002                      BY /s/ Gerald R. Cahill
                                            Gerald R. Cahill
                                            Senior Vice President-Finance
                                            and Chief Financial and
                                            Accounting Officer


                                                            Exhibit 10.1

                             CARNIVAL CORPORATION
                            2002 STOCK OPTION PLAN
                     (Effective as of January 14, 2002)

1.  Purpose

The purpose of the Plan is to provide a means through which the Company and its Affiliates may attract able persons to enter and remain in the employ of the Company and its Affiliates and to provide a means whereby employees, directors and consultants of the Company and its Affiliates can acquire and maintain Common Stock ownership, thereby strengthening their commitment to the welfare of the Company and its Affiliates and promoting an identity of interest between stockholders and these persons.
The Plan provides for granting Incentive Stock Options and Nonqualified Stock Options.

2.  Definitions

The following definitions shall be applicable throughout the Plan.

(a)	"Affiliate" means (i) any entity that directly or
indirectly is controlled by, controls or is under common control with the Company, and (ii) any entity in which the Company has a significant equity interest, in either case as determined by the Committee.

(b)	"Board" means the Board of Directors of the Company.

(c)	"Cause" means the Company or an Affiliate having "cause"
to terminate a Participant's employment or service, as defined in any existing employment, consulting or any other agreement between the Participant and the Company or an Affiliate or, in the absence of such an employment, consulting or other agreement, upon (i) the determination by the Committee that the Participant has ceased to perform his duties to the Company or an Affiliate (other than as a result of his incapacity due to physical or mental illness or injury), which failure amounts to an intentional and extended neglect of his duties to such party, (ii) the Committee's determination that the Participant has engaged or is about to engage in willful misconduct or conduct which causes or may reasonably be expected to cause substantial damage to the Company or an Affiliate,
(iii) the Participant having been convicted of, or pleaded guilty or no contest to, a felony or a crime involving moral turpitude or (iv) the failure of the Participant to follow the lawful instructions of the Board or any of his superiors.

(d)	"Change of Control means, unless in the case of a
particular Option the applicable Stock Option Agreement states otherwise or contains a different definition of "Change of Control," the occurrence of any of the following:

     (i)	the acquisition by any individual, entity or group
(within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more (on a fully diluted basis) of either (A) the then outstanding shares of common stock of the Company, taking into account as outstanding for this purpose such common stock issuable upon the exercise of options or warrants, the conversion of convertible stock or debt, and the exercise of any similar right to acquire such common stock (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this Agreement, the following acquisitions shall not constitute a Change of Control: (I) any acquisition by the Company or any Affiliate, (II) any acquisition by any employee benefit plan sponsored or maintained by the Company or any Affiliate, (III) any acquisition by Marilyn B. Arison, Micky Arison, Shari Arison, Michael Arison or their spouses or lineal descendents, any trust established for the benefit of any of the aforementioned Arison family members, or any Person directly or indirectly controlling, controlled by or under common control with any of the aforementioned Arison family members or any trust established for the benefit of any of the aforementioned Arison family members or any charitable trust or non-profit entity established by any person or entity described in this clause (III), (IV) any acquisition by any Person which complies with clauses (A), (B) and (C) of subsection (v) of this Section 2(d), or (V) in respect of an Option held by a particular Participant, any acquisition by the Participant or any "affiliate" (within the meaning of 17 C.F.R. 230.405) of the Participant (persons described in clauses (I), (II), (III) (IV) and (V) being referred to hereafter as "Excluded Persons");

     (ii) 	Individuals who, on the date hereof,
constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of the Company as a result of an actual or threatened election contest with respect to directors or as a result of any other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board shall be deemed to be an Incumbent Director;

     (iii)	the dissolution or liquidation of the Company;

     (iv)	the sale of all or substantially all of the
business or assets of the Company; or

     (v)	the consummation of a merger, consolidation,
statutory share exchange or similar form of corporate transaction involving the Company that requires the approval of the Company's stockholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (A) more than 50% of the total voting power of (x) the corporation resulting from such Business Combination (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of sufficient voting securities eligible to elect a majority of the directors of the Surviving Company (the "Parent Company"), is represented by the Outstanding Company Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which the Outstanding Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of the Company's Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no Person (other than any Excluded Person), is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (C) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Business Combination were Board members at the time of the Board's approval of the execution of the initial agreement providing for such Business Combination.

(e)	"Code" means the Internal Revenue Code of 1986, as
amended. Reference in the Plan to any section of the Code shall be deemed to include any amendments or successor provisions to such section and any regulations under such section.

(f)	"Committee" means a committee of at least two people as
the Board may appoint to administer the Plan or, if no such committee has been appointed by the Board, the Board. Unless the Board is acting as the Committee or the Board determines otherwise, each member of the Committee shall, at the time he takes any action with respect to a Option under the Plan, be an Eligible Director. However, the mere fact that a Committee member shall fail to qualify as an Eligible Director shall not invalidate any Option granted by the Committee which Option is otherwise validly granted under the Plan.

(g)	"Common Stock" means the common stock, par value $0.01
per share, of the Company.

(h)	"Company" means Carnival Corporation.

(i)	"Date of Grant" means the date on which the granting of
an Option is authorized, or such other date as may be specified in such authorization or, if there is no such date, the date indicated on the applicable Stock Option Agreement.

(j)	"Disability" means, unless in the case of a particular
Option, the applicable Option Agreement states otherwise, entitled to receive benefits under the long-term disability plan of the Company or an Affiliate, as may be applicable to the Participant in question, or, in the absence of such a plan, the complete and permanent inability by reason of illness or accident to perform the duties of the occupation at which a Participant was employed or served when such disability commenced, as determined by the Committee based upon medical evidence acceptable to it.

(k) 	"Effective Date" means January 14, 2002.

(l)	"Eligible Director" means a person who is (i) a "non-
employee director" within the meaning of Rule 16b-3 under the Exchange Act, or a person meeting any similar requirement under any successor rule or regulation and (ii) an "outside director" within the meaning of Section 162(m) of the Code, and the Treasury Regulations promulgated thereunder; provided, however, that clause (ii) shall apply only with respect to grants of Options with respect to which the Company's tax deduction could be limited by Section 162(m) of the Code if such clause did not apply.

(m)	"Eligible Person" means any (i) individual regularly
employed by the Company or an Affiliate who satisfies all of the requirements of Section 6; provided, however, that no such employee covered by a collective bargaining agreement shall be an Eligible Person unless and to the extent that such eligibility is set forth in such collective bargaining agreement or in an agreement or instrument relating thereto; (ii) director of the Company or an Affiliate or (iii) consultant or advisor to the Company or an Affiliate who may be offered securities pursuant to Form S-8 (which, as of the Effective Date, includes only those who (A) are natural persons and (B) provide bona fide services to the Company other than in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities).

(n)	"Exchange Act" means the Securities Exchange Act of
1934, as amended.

(o)	"Fair Market Value", on a given date means (i) if the
Stock is listed on a national securities exchange, the average of the highest and lowest sale prices reported as having occurred on the primary exchange with which the Stock is listed and traded on such date, or, if there is no such sale on that date, then on the last preceding date on which such a sale was reported; (ii) if the Stock is not listed on any national securities exchange but is quoted in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on a last sale basis, the average between the high bid price and low ask price reported on the date prior to such date, or, if there is no such sale on that date, then on the last preceding date on which a sale was reported; or (iii) if the Stock is not listed on a national securities exchange nor quoted in the NASDAQ on a last sale basis, the amount determined by the Committee to be the fair market value based upon a good faith attempt to value the Stock accurately and computed in accordance with applicable regulations of the Internal Revenue Service.

(p)	"Incentive Stock Option" means an Option granted by the
Committee to a Participant under the Plan which is designated by the Committee as an incentive stock option as described in Section 422 of the Code and which otherwise meets the requirements set forth herein.

(q)	"Mature Shares" means shares of Stock owned by a
Participant which are not subject to any pledge or other security interest and have either been held by the Participant for six months, previously acquired by the Participant on the open market or meet such other requirements as the Committee may determine necessary in order to avoid an accounting earnings charge on account of the use of such shares to pay the Option Price or satisfy a withholding obligation in respect of an Option.

(r)	"Nonqualified Stock Option" means an Option granted by
the Committee to a Participant under the Plan which is not designated by the Committee as an Incentive Stock Option.

(s)	"Normal Termination" means termination of employment or
service with the Company and all Affiliates (i) on account of death or Disability, (ii) by the Company or an Affiliate without Cause or (iii) by a Participant for any reason other than Retirement.

(t)	"Option" means an award granted under Section 7.

(u)	"Option Period" means the period described in Section 7(c).

(v)	"Option Price" means the exercise price for an Option as
described in Section 7(a).

(w)	"Participant" means an Eligible Person who has been
selected by the Committee to participate in the Plan and to receive an Option pursuant to Section 6.

(x)	"Plan" means this Carnival Company 2002 Stock Option
Plan.

(y)	"Securities Act" means the Securities Act of 1933, as
amended.

(z)	"Retirement" means a termination of employment with the
Company and all Affiliates by a Participant on or after the earlier of (i) age 65 with at least five years of employment with the Company and/or its Affiliates or (ii) age 55 with at least 15 years of employment with the Company and/or its Affiliates.

     (aa)	"Stock" means the Common Stock or such other authorized
shares of stock of the Company as the Committee may from time to time authorize for use under the Plan.

     (bb)	"Stock Option Agreement" means any agreement between the
Company and a Participant who has been granted an Option pursuant to Section 7 which defines the rights and obligations of the parties thereto.

     (cc)	"Subsidiary" means any subsidiary of the Company as
defined in Section 424(f) of the Code.

3.  Effective Date, Duration and Shareholder Approval

    The Plan is effective as of the Effective Date; provided that the validity and exercisability of any and all Options is contingent upon approval of the Plan by the shareholders of the Company in a manner intended to comply with the shareholder approval requirements of Section 162(m) of the Code, and the validity and exercisability of any and all Options intended to be Incentive Stock Options granted pursuant to the Plan is contingent upon approval of the Plan by the shareholders of the Company in a manner intended to comply with the shareholder approval requirements of Section 422(b)(i) of the Code. The expiration date of the Plan, on and after which no Options may be granted hereunder, shall be the tenth anniversary of the Effective Date; provided, however, that the administration of the Plan shall continue in effect until all matters relating to Options previously granted have been settled.

4.  Administration

The Committee shall administer the Plan. The majority of the members of the Committee shall constitute a quorum. The acts of a majority of the members present at any meeting at which a quorum is present or acts approved in writing by a majority of the Committee shall be deemed the acts of the Committee.

     Subject to the provisions of the Plan and applicable law, the Committee shall have the power, in addition to other express powers and authorizations conferred on the Committee by the Plan, to: (i) designate Participants;
(ii) determine the type or types of Options to be granted to a Participant;
(iii) determine the number of shares of Stock to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, Options; (iv) determine the terms and conditions of any Options; (v) determine whether, to what extent, and under what circumstances Options may be settled or exercised in cash, Stock, other securities, other Options or other property, or canceled, forfeited or suspended and the method or methods by which Options may be settled, exercised, canceled, forfeited or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, Stock, other securities, other Options, other property and other amounts payable with respect to an Option shall be deferred either automatically or at the election of the holder thereof or of the Committee; (vii) interpret, administer reconcile any inconsistency, correct any default and/or supply any omission in the Plan and any instrument or agreement relating to, or Option granted under, the Plan; (viii) establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (ix) make any other determination and take any other action specified under the Plan or that the Committee deems necessary or desirable for the administration of the Plan.
(b) Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Option or any documents evidencing Options shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon all parties, including, without limitation, the Company, any Affiliate, any Participant, any holder or beneficiary of any Option, and any shareholder.

5.  Grant of Options; Shares Subject to the Plan

The Committee may, from time to time, grant Options to one or more Eligible Persons; provided, however, that:

(a)	Subject to Section 9, the aggregate number of shares of
Stock in respect of which Options may be granted under the Plan shall not exceed 40,000,000.

(b)	Shares of Stock shall be deemed to have been used in
settlement of Options whether they are actually delivered. In the event any Option shall be surrendered, terminate, expire, or be forfeited, the number of shares of Stock no longer subject thereto shall thereupon be released and shall thereafter be available for new grants under the Plan;

(c)	Stock delivered by the Company in settlement of Options
may be authorized and unissued Stock or Stock held in the treasury of the Company or purchased on the open market or by private purchase; and

(d)	Subject to Section 9, no person may be granted Options
under the Plan during any calendar year with respect to more than 2,000,000 shares of Stock; provided that such number shall be adjusted pursuant to
Section 9, and shares otherwise counted against such number, only in a manner which will not cause the Options granted under the Plan to fail to qualify as "performance-based compensation" under Section 162(m) of the Code.

(e)	Without limiting the generality of the preceding
provisions of this Section 5, the Committee may, but solely with the Participant's consent, agree to cancel any Option under the Plan and issue a new Option in substitution therefor upon such terms as the Committee may in its sole discretion determine, provided that the substituted Option satisfies all applicable Plan requirements as of the date such new Option is made.

6.  Eligibility

Participation shall be limited to Eligible Persons who have received written notification from the Committee, or from a person designated by the Committee, that they have been selected to participate in the Plan.

7.  Terms of Options

The Committee is authorized to grant one or more Incentive Stock Options or Nonqualified Stock Options to any Eligible Person; provided, however, that no Incentive Stock Options shall be granted to any Eligible Person who is not an employee of the Company or a Subsidiary. Each Option so granted shall be subject to the following conditions, or to such other conditions as may be reflected in the applicable Stock Option Agreement.

(a)	Option Price.  The Option Price per share of Stock for
each Option shall be set by the Committee at the time of grant but shall not be less than (i) in the case of an Incentive Stock Option, and subject to
Section 7(f), the Fair Market Value of a share of Stock at the Date of Grant, and (ii) in the case of a Non-Qualified Stock Option, 85% of the Fair Market Value of a share of Stock on the Date of Grant.

(b)	Manner of Exercise and Form of Payment.  No shares of
Stock shall be delivered pursuant to any exercise of an Option until payment in full of the Option Price therefor is received by the Company. Options which have become exercisable may be exercised by delivery of written notice of exercise to the Company accompanied by payment of the Option Price. The Option Price shall be payable in cash and/or shares of Stock valued at the Fair Market Value at the time the Option is exercised (including by means of attestation of ownership of a sufficient number of shares of Stock in lieu of actual delivery of such shares to the Company), provided that such shares of Stock are Mature Shares, or, in the discretion of the Committee, either
(i) in other property having a fair market value on the date of exercise equal to the Option Price, (ii) by delivering to the Committee a copy of irrevocable instructions to a stockbroker to deliver promptly to the Company an amount of loan proceeds, or proceeds of the sale of the Stock subject to the Option, sufficient to pay the Option Price or (iii) by such other method as the Committee may allow.

(c)	Vesting, Option Period and Expiration.  Options shall
vest and become exercisable in such manner and on such date or dates determined by the Committee and shall expire after such period, not to exceed ten years, as may be determined by the Committee (the "Option Period"); provided, however, that notwithstanding any vesting dates set by the Committee, the Committee may, in its sole discretion, accelerate the exercisability of any Option, which acceleration shall not affect the terms and conditions of such Option other than with respect to exercisability. If an Option is exercisable in installments, such installments or portions thereof which become exercisable shall remain exercisable until the Option expires.

       Unless otherwise stated in the applicable Stock Option
Agreement, an Option shall expire earlier than the end of the Option Period in the following circumstances:

     (i)	If prior to the end of the Option Period, the
Participant shall undergo a Normal Termination, the Option shall expire on the earlier of the last day of the Option Period or the date that is three months after the date of such Normal Termination; provided, however, that any Participant whose employment with the Company or any Affiliate is terminated and who is subsequently rehired by the Company or any Affiliate prior to the expiration of the Option shall not be considered to have undergone a termination. In the event of a Normal Termination, the Option shall remain exercisable by the Participant until its expiration, only to the extent the Option was exercisable at the time of such Normal Termination.

    (ii)	If the Participant dies or is terminated on account
of Disability prior to the end of the Option Period and while still in the employ or service of the Company or an Affiliate, or dies following a Normal Termination but prior to the expiration of an Option, the Option shall expire on the earlier of the last day of the Option Period or the date that is one year after the date of death or termination on account of Disability of the Participant, as applicable. In such event, the Option shall remain exercisable by the Participant's beneficiary determined in accordance with Section 8(p) until its expiration, only to the extent the Option was exercisable by the Participant at the time of death.

     (iii)	If the Participant ceases employment or
service with the Company and Affiliates due to a termination by the Company or an Affiliate for Cause, the Option shall expire immediately upon such cessation of employment or service.

      Unless stated otherwise in an applicable Stock Option
Agreement, if the Participant terminates by reason of Retirement prior to the end of the Option Period, the Option shall (i) expire at the end of the Option Period and (ii) continue vesting in accordance with the vesting schedule set forth in the Stock Option Agreement, without regard to any requirement in such vesting schedule that the Participant remain employed with the Company or an Affiliate as a condition to vesting.

(d)	Other Terms and Conditions.  Except as specifically
provided otherwise in a Stock Option Agreement, each Option granted under the Plan shall be subject to the following terms and conditions:

     (i)	Each Option or portion thereof that is exercisable
shall be exercisable for the full amount or for any part thereof.

     (ii)	Each share of Stock purchased through the exercise
of an Option shall be paid for in full at the time of the exercise. Each Option shall cease to be exercisable, as to any share of Stock, when the Participant purchases the share or when the Option expires.

     (iii)	Subject to Section 8(h), Options shall not be
transferable by the Participant except by will or the laws of descent and distribution and shall be exercisable during the Participant's lifetime only by him.

     (iv)	Each Option shall vest and become exercisable by
the Participant in accordance with the vesting schedule established by the Committee and set forth in the Stock Option Agreement.

     (v)	At the time of any exercise of an Option, the
Committee may, in its sole discretion, require a Participant to deliver to the Committee a written representation that the shares to be acquired upon such exercise are to be acquired for investment and not for resale or with a view to the distribution thereof. Upon such a request by the Committee, delivery of such representation prior to the delivery of any shares issued upon exercise of an Option shall be a condition precedent to the right of the Participant or such other person to purchase any shares. In the event certificates for Stock are delivered under the Plan with respect to which such investment representation has been obtained, the Committee may cause a legend or legends to be placed on such certificates to make appropriate reference to such representation and to restrict transfer in the absence of compliance with applicable federal or state securities laws.

     (vi)	Each Participant awarded an Incentive Stock Option
under the Plan shall notify the Company in writing immediately after the date he makes a disqualifying disposition of any Stock acquired pursuant to the exercise of such Incentive Stock Option. A disqualifying disposition is any disposition (including any sale) of such Stock before the later of (a) two years after the Date of Grant of the Incentive Stock Option or (b) one year after the date the Participant acquired the Stock by exercising the Incentive Stock Option.

     (vii)	Except as specifically provided otherwise in a
Stock Option Agreement, any Participant who is classified as a "shipboard employee," and who has not otherwise evidenced a specific intent to permanently terminate his employment with the Company and all Affiliates (as reasonably determined by the Committee) shall not be considered to have terminated employment with the Company and all Affiliates until a six-month period has expired from his signing off of a ship without physically signing on to another ship.

(e)	Incentive Stock Option Grants to 10% Stockholders.
Notwithstanding anything to the contrary in this Section 7, if an Incentive Stock Option is granted to a Participant who owns stock representing more than ten percent of the voting power of all classes of stock of the Company or of a Subsidiary, the Option Period shall not exceed five years from the Date of Grant of such Option and the Option Price shall be at least 110 percent of the Fair Market Value (on the Date of Grant) of the Stock subject to the Option.

(f)	$100,000 Per Year Limitation for Incentive Stock
Options. To the extent the aggregate Fair Market Value (determined as of the Date of Grant) of Stock for which Incentive Stock Options are exercisable for the first time by any Participant during any calendar year (under all plans of the Company) exceeds $100,000, such excess Incentive Stock Options shall be treated as Nonqualified Stock Options.

(g)	Voluntary Surrender.  The Committee may permit the
voluntary surrender of all or any portion of any Nonqualified Stock Option granted under the Plan to be conditioned upon the granting to the Participant of a new option for the same or a different number of shares as the option surrendered or require such voluntary surrender as a condition precedent to a grant of a new Option to such Participant. Such new Option shall be exercisable at an Option Price, during an Option Period, and in accordance with any other terms or conditions specified by the Committee at the time the new Option is granted, all determined in accordance with the provisions of the Plan without regard to the Option Price, Option Period, or any other terms and conditions of the Nonqualified Stock Option surrendered.

8.  General

(a)	Additional Provisions of an Option.  Options granted to
a Participant under the Plan also may be subject to such other provisions (whether or not applicable to the benefit awarded to any other Participant) as the Committee determines appropriate including, without limitation, provisions to assist the Participant in financing the purchase of Stock upon the exercise of options, provisions for the forfeiture of or restrictions on resale or other disposition of shares of Stock acquired under any Option, provisions giving the Company the right to repurchase shares of Stock acquired under any Option in the event the Participant elects to dispose of such shares, provisions allowing the Participant to elect to defer the receipt of shares of Stock upon the exercise of Options for a specified time or until a specified event, and provisions to comply with Federal and state securities laws and Federal and state tax withholding requirements. Any such provisions shall be reflected in the applicable Stock Option Agreement.

(b)	Privileges of Stock Ownership.  Except as otherwise
specifically provided in the Plan, no person shall be entitled to the privileges of ownership in respect of shares of Stock which are subject to Options hereunder until such shares have been issued to that person.

(c)	Government and Other Regulations.  The obligation of the
Company to issue shares of Stock upon the exercise of Options shall be subject to all applicable laws, rules, and regulations, and to such approvals by governmental agencies as may be required. Notwithstanding any terms or conditions of any Option to the contrary, the Company shall be under no obligation to offer to sell or to sell and shall be prohibited from offering to sell or selling any shares of Stock pursuant to an Option unless such shares have been properly registered for sale pursuant to the Securities Act with the Securities and Exchange Commission or unless the Company has received an opinion of counsel, satisfactory to the Company, that such shares may be offered or sold without such registration pursuant to an available exemption therefrom and the terms and conditions of such exemption have been fully complied with. The Company shall be under no obligation to register for sale under the Securities Act any of the shares of Stock to be offered or sold under the Plan. If the shares of Stock offered for sale or sold under the Plan are offered or sold pursuant to an exemption from registration under the Securities Act, the Company may restrict the transfer of such shares and may legend the Stock certificates representing such shares in such manner as it deems advisable to ensure the availability of any such exemption.

(d)	Tax Withholding.

      (i) A Participant may be required to pay to the Company or any Affiliate and the Company or any Affiliate shall have the right and is hereby authorized to withhold from any Stock or other property deliverable under any Option or from any compensation or other amounts owing to a Participant the amount (in cash, Stock or other property) of any required tax withholding and payroll taxes in respect of an Option, its exercise, or any payment or transfer under an Option or under the Plan and to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for the payment of such taxes.

      (ii) Without limiting the generality of clause (i) above, the Committee may, in its sole discretion, permit a Participant to satisfy, in whole or in part, the foregoing withholding liability (but no more than the minimum required withholding liability) by (A) delivery of shares of Stock owned by the Participant (which shares must be Mature Shares) with a Fair Market Value equal to such withholding liability or (B) having the Company withhold from the number of shares of Stock otherwise issuable pursuant to the exercise of the Option a number of shares with a Fair Market Value equal to such withholding liability.

(e)	Claim to Options and Employment Rights.  No employee of
the Company or an Affiliate, or other person, shall have any claim or right to be granted an Option under the Plan or, having been selected for the grant of an Option, to be selected for a grant of any other Option. Neither the Plan nor any action taken hereunder shall be construed as giving any Participant any right to be retained in the employ or service of the Company or an Affiliate.

(f)	No Liability of Committee Members.  No member of the
Committee shall be personally liable by reason of any contract or other instrument executed by such member or on his behalf in his capacity as a member of the Committee nor for any mistake of judgment made in good faith, and the Company shall indemnify and hold harmless each member of the Committee and each other employee, officer or director of the Company to whom any duty or power relating to the administration or interpretation of the Plan may be allocated or delegated, against any cost or expense (including counsel fees) or liability (including any sum paid in settlement of a claim) arising out of any act or omission to act in connection with the Plan unless arising out of such person's own fraud or willful bad faith; provided, however, that approval of the Board shall be required for the payment of any amount in settlement of a claim against any such person. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or By-Laws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

(g)	Governing Law.  The Plan shall be governed by and
construed in accordance with the internal laws of the State of Florida without regard to the principles of conflicts of law thereof, or principals of conflicts of laws of any other jurisdiction which could cause the application of the laws of any jurisdiction other than the State of Florida.

(h)	Nontransferability.
                   (i) Each Option shall be exercisable only by a Participant during the Participant's lifetime, or, if permissible under applicable law, by the Participant's legal guardian or representative. No Option may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Participant otherwise than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against the Company or an Affiliate; provided that the designation of a beneficiary shall not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance.
                    (ii) Notwithstanding the foregoing, the Committee may, in its sole discretion, permit Nonqualified Stock Options to be transferred by a Participant, without consideration, subject to such rules as the Committee may adopt consistent with any applicable Stock Option Agreement to preserve the purposes of the Plan, to:

      (A)	any person who is a "family member" of the Participant,
as such term is used in the instructions to Form S-8
(collectively, the "Immediate Family Members");

      (B)	a trust solely for the benefit of the Participant and
his Immediate Family Members;

      (C)	a partnership or limited liability company whose only
partners or shareholders are the Participant and his Immediate Family Members; or

      (D)	any other transferee as may be approved either (a) by
the Board or the Committee in its sole discretion, or (b) as provided in the applicable Stock Option Agreement;
(each transferee described in clauses (A), (B), (C) and (D) above is hereinafter referred to as a "Permitted Transferee"); provided that the Participant gives the Committee advance written notice describing the terms and conditions of the proposed transfer and the Committee notifies the Participant in writing that such a transfer would comply with the requirements of the Plan.

        (iii) The terms of any Option transferred in accordance with the immediately preceding sentence shall apply to the Permitted Transferee and any reference in the Plan, or in any applicable Stock Option Agreement, to a Participant shall be deemed to refer to the Permitted Transferee, except that (A) Permitted Transferees shall not be entitled to transfer any Options, other than by will or the laws of descent and distribution; (B) Permitted Transferees shall not be entitled to exercise any transferred Options unless there shall be in effect a registration statement on an appropriate form covering the shares to be acquired pursuant to the exercise of such Option if the Committee determines, consistent with any applicable Stock Option Agreement, that such a registration statement is necessary or appropriate, (C) the Committee or the Company shall not be required to provide any notice to a Permitted Transferee, whether or not such notice is or would otherwise have been required to be given to the Participant under the Plan or otherwise, and (D) the consequences of termination of the Participant's employment by, or services to, the Company or an Affiliate under the terms of the Plan and the applicable Stock Option Agreement shall continue to be applied with respect to the Participant, following which the Options shall be exercisable by the Permitted Transferee only to the extent, and for the periods, specified in the Plan and the applicable Stock Option Agreement.

(i)	Reliance on Reports.  Each member of the Committee and
each member of the Board shall be fully justified in relying, acting or failing to act, and shall not be liable for having so relied, acted or failed to act in good faith, upon any report made by the independent public accountant of the Company and Affiliates and upon any other information furnished in connection with the Plan by any person or persons other than himself.

(j)	Relationship to Other Benefits.  No payment under the
Plan shall be taken into account in determining any benefits under any pension, retirement, profit sharing, group insurance or other benefit plan of the Company or any Affiliate except as otherwise specifically provided in such other plan.

(k)	Expenses.  The expenses of administering the Plan shall
be borne by the Company and Affiliates.

(l)	Pronouns.  Masculine pronouns and other words of
masculine gender shall refer to both men and women.

(m)	Titles and Headings.  The titles and headings of the
sections in the Plan are for convenience of reference only, and in the event of any conflict, the text of the Plan, rather than such titles or headings shall control.

(n)	Termination of Employment.  For all purposes herein, a
person who transfers from employment or service with the Company to employment or service with an Affiliate or vice versa shall not be deemed to have terminated employment or service with the Company or such Affiliate.

(o)	Severability.  If any provision of the Plan or any Stock
Option Agreement is or becomes or is deemed to be invalid, illegal, or unenforceable in any jurisdiction or as to any person or Option, or would disqualify the Plan or any Option under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to the applicable laws, or if it cannot be construed or deemed amended without, in the determination of the Committee, materially altering the intent of the Plan or the Option, such provision shall be stricken as to such jurisdiction, person or Option and the remainder of the Plan and any such Option shall remain in full force and effect.

(p)	Beneficiary Designation.  Each Participant may designate
one or more beneficiaries by delivering a signed written designation thereof to the Committee. Upon the death of a Participant, his beneficiaries shall be entitled to the Options granted to such Participant under the terms of this Plan. A Participant may change his beneficiary designation at any time by delivering a new designation in accordance with the first sentence of this paragraph. Any designation shall become effective only upon its receipt by the Committee. In the absence of an effective beneficiary designation in accordance with this Section 8(p), a Participant's beneficiary shall be his estate. After receipt of Options as described in this paragraph, beneficiaries will only be able to exercise such Options in accordance with Section 7(c)(ii) of this Plan.

9.  Changes in Capital Structure

Options granted under the Plan and any Stock Option Agreements, the maximum number of shares of Stock subject to all Options and Incentive Stock Options stated in Section 5(a) and the maximum number of shares of Stock with respect to which any one person may be granted Options during any period stated in Section 5(d) shall be subject to adjustment or substitution, as determined by the Committee in its sole discretion, as to the number, price or kind of a share of Stock or other consideration subject to such Options or as otherwise determined by the Committee to be equitable
(i) in the event of changes in the outstanding Stock or in the capital structure of the Company by reason of stock or extraordinary cash dividends, stock splits, reverse stock splits, recapitalization, reorganizations, mergers, consolidations, combinations, exchanges, or other relevant changes in capitalization occurring after the Date of Grant of any such Option or
(ii) in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, Participants, or which otherwise warrants equitable adjustment because it interferes with the intended operation of the Plan. Any adjustment in Incentive Stock Options under this Section 9 shall be made only to the extent not constituting a "modification" within the meaning of Section 424(h)(3) of the Code, and any adjustments under this Section 9 shall be made in a manner which does not adversely affect the exemption provided pursuant to Rule 16b-3 under the Exchange Act. Further, with respect to Options intended to qualify as "performance-based compensation" under Section 162(m) of the Code, such adjustments or substitutions shall be made only to the extent that the Committee determines that such adjustments or substitutions may be made without causing the Company to be denied a tax deduction on account of
Section 162(m) of the Code. The Company shall give each Participant notice of an adjustment hereunder and, upon notice, such adjustment shall be conclusive and binding for all purposes.
Notwithstanding the above, in the event of any of the following:

A. The Company is merged or consolidated with another corporation or entity and, in connection therewith, consideration is received by shareholders of the Company in a form other than stock or other equity interests of the surviving entity;

B. All or substantially all of the assets of the Company are acquired by another person;

C. The reorganization or liquidation of the Company; or

D. The Company shall enter into a written agreement to undergo an event described in clauses A, B or C above,

then the Committee may, in its discretion and upon at least 10 days advance notice to the affected persons, cancel any outstanding Options and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such Options based upon the price per share of Stock received or to be received by other shareholders of the Company in the event. The terms of this Section 9 may be varied by the Committee in any particular Stock Option Agreement.

10.  Effect of Change of Control
     Except to the extent reflected in a particular Stock Option Agreement:

(a)	In the event of a Change of Control, notwithstanding any
provision of the Plan to the contrary, all Options shall become immediately exercisable with respect to 100 percent of the shares subject to such Option.

(b)	In addition, in the event of a Change of Control, the
Committee may in its discretion and upon at least 10 days' advance notice to the affected persons, cancel any outstanding Options and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such Options based upon the price per share of Stock received or to be received by other shareholders of the Company in the event.

(c)	The obligations of the Company under the Plan shall be
binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Company, or upon any successor corporation or organization succeeding to substantially all of the assets and business of the Company. The Company agrees that it will make appropriate provisions for the preservation of Participants' rights under the Plan in any agreement or plan which it may enter into or adopt to effect any such merger, consolidation, reorganization or transfer of assets.

11.  Nonexclusivity of the Plan

Neither the adoption of this Plan by the Board nor the submission of this Plan to the stockholders of the Company for approval shall be construed as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under this Plan, and such arrangements may be either applicable generally or only in specific cases.

12.  Amendments and Termination

(a) Amendment and Termination of the Plan. The Board may amend, alter, suspend, discontinue, or terminate the Plan or any portion thereof at any time; provided that no such amendment, alteration, suspension, discontinuation or termination shall be made without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the Plan (including as necessary to prevent the Company from being denied a tax deduction on account of
Section 162(m) of the Code); and provided further that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any Participant or any holder or beneficiary of any Option theretofore granted shall not to that extent be effective without the consent of the affected Participant, holder or beneficiary.

(b)	Amendment of Stock Option Agreements.  The Committee may waive any conditions or rights under, amend any terms of, or alter, suspend, discontinue, cancel or terminate, any Option theretofore granted or the associated Stock Option Agreement, prospectively or retroactively; provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that would impair the rights of any Participant in respect of any Option theretofore granted shall not to that extent be effective without the consent of the affected Participant.

                               *       *       *
As adopted by the Board of Directors of Carnival Corporation as of January 14, 2002 and approved by the Shareholders on April 15, 2002.






                                                             Exhibit 10.2

SUCCESSION AGREEMENT

     SUCCESSION AGREEMENT (this "Agreement"), dated as of May 28, 2002, among Carnival Corporation, a Panamanian corporation (the "Company"), the Royal Bank of Scotland Trust Company (Jersey) Limited, as Trustee for The Ted Arison 1992 Irrevocable Trust for Lin Number Two, a trust organized under the laws of Jersey (the "1992 Trust"), Cititrust (Jersey) Limited, as Trustee for The Ted Arison 1994 Irrevocable Trust for Shari No. 1, a trust organized under the laws of Jersey (the "1994 Trust"), Morgan Trust Company of the Bahamas Limited, as Trustee for the 1997 Irrevocable Trust for Micky Arison, a trust organized under the laws of the Bahamas (the "1997 Trust"), and JMD Delaware, Inc. as trustee for The Michael Arison 1999 Irrevocable Delaware Trust, a trust organized under the laws of Delaware (the "1999 Trust" and, together with the 1992 Trust, the 1994 Trust and the 1997 Trust, the "Family Trusts").

     WHEREAS, the Company's predecessor, Carnival Cruise Lines, Inc., and Mr. Theodore Arison ("Arison") entered into a Registration Rights Agreement, dated as of June 14, 1991, as amended from time to time (as amended to date, the "Registration Agreement"), in order to, among other things, provide Arison with certain registration rights with respect to shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), owned by Arison as of June 14, 1991;

     WHEREAS, the Common Stock has been split twice on a two-for-one basis, on November 30, 1994 and June 12, 1998;

     WHEREAS, Arison died on October 1, 1999, leaving a last Will dated July 8, 1999 (the "Will"), pursuant to which Arison bequeathed (i) 46,145,830 shares of Common Stock to the 1992 Trust, (ii) 46,701,809 shares of Common Stock to the 1994 Trust, (iii)17,538,393 shares of Common Stock to the 1997 Trust and (iv) 1,000,000 shares of Common Stock to the 1999 Trust;
WHEREAS, the parties wish to confirm the succession of the Family Trusts to the registration rights that were granted to Arison under the Registration Agreement;

     NOW, THEREFORE, in consideration of the foregoing and of the covenants and agreements contained herein and such other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

Section 1. Certain Definitions. Capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in the Registration Agreement. All references to "Class A Common Stock" in the Registration Agreement shall be deemed to be references to Common Stock.

Section 2.  Rights and Obligations under the Registration Agreement.

                  2.1 The Company agrees that the Family Trusts shall succeed to all the rights of Arison under the Registration Agreement (as amended hereby) and shall be entitled to exercise the rights granted to Arison under the Registration Agreement (as amended hereby) and that the shares of Common Stock held by the Family Trusts shall constitute Arison Shares under the Registration Agreement (as amended hereby). Each of the Family Trusts agrees, severally and not jointly, to be bound by the terms of the Registration Agreement (as amended hereby) applicable to Arison with respect to the shares of Common Stock held by it.

                  2.2     Any reduction, pursuant to Section 2 or 3(b) of
Part II of the Registration Agreement, in the number of shares of Common Stock requested to be registered by the Family Trusts that are to be included in an offering shall be made on a pro rata basis based on the number of shares of Common Stock requested to be registered by each Family Trust for inclusion in such offering.

Section 3. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, REGARDLESS OF ANY PRINCIPLES OF CONFLICTS OF LAWS THEREOF THAT MIGHT INDICATE THE APPLICABILITY OF THE LAWS OF ANY OTHER JURISDICTION.

Section 4. Registration Agreement and Entire Agreement. Except as set forth herein, the Registration Agreement shall remain in full force and effect. This Agreement and the Registration Agreement constitute the entire agreement, and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter of this Agreement and Registration Agreement.

Section 5. Assignment. Neither this Agreement or the Registration Agreement nor any of the rights, interests or obligations under this Agreement or the Registration Agreement may be assigned or delegated, in whole or in part, by operation of law or otherwise, by any Family Trust without the prior written consent of the Company, and any such assignment or delegation that is not consented to shall be null and void. Notwithstanding the foregoing, (i) if any Family Trust transfers any shares of Common Stock to any member of the Arison family (including, without limitation, the wife of Arison, any of Arison's children or stepchildren or any of their descendants) (the "Arison Family"), any entity controlled by one or more members of the Arison Family, any trust whose beneficiaries include one or more members of the Arison Family or any charitable organization or (ii) if any Family Trust transfers more than 500,000 shares of the Common Stock held by such Family Trust to any other person in a private transaction, then such Family Trust may transfer and assign all of its rights, interests and obligations under the Registration Agreement (as amended hereby) with respect to such shares of Common Stock to such transferee without the consent of the Company. Subject to the provisions of this Section 5, this Agreement and the Registration Agreement shall be binding upon, inure to the benefit of, and be enforceable by, the parties and their respective successors and assigns, including, without limitation, any person to whom any shares of Common Stock covered by the Registration Agreement (as amended hereby) are sold, transferred or assigned.

Section 6. Amendments and Waivers. The provisions of this Agreement may not be amended, changed or modified, except by an agreement in writing signed by the parties hereto. The provisions of this Agreement may not be waived or discharged, except by an agreement in writing signed by the parties against whom enforcement of any waiver or discharge is sought.

Section 7. Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which, when so executed and delivered, shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                           CARNIVAL CORPORATION

                                           By: /s/Howard S. Frank
                                           Name:  Howard S. Frank
                                           Title: Vice Chairman & COO

                                           THE COMMON SEAL of
                                           ROYAL BANK OF SCOTLAND
                                           TRUST COMPANY (JERSEY)
                                           LIMITED
                                           as affixed in the presence of:


                                           /s/David Ballingall
                                           Director

                                           /s/David Neuschaffer
                                           Director


                                           THE COMMON SEAL of
                                           CITITRUST (JERSEY) LIMITED
                                           was affixed in the presence of:


                                           /s/Anthony Daly
                                           Director

                                           /s/Paul Sewell
                                           Director


                                           THE COMMON SEAL of
                                           MORGAN TRUST COMPANY
                                           OF THE BAHAMAS
                                           was affixed in the presence of:


                                           /s/Terry K. Marr
                                           Vice President

                                           /s/Lisa Knowles
                                           Vice President


                                           THE MICHAEL ARISON 999
                                           IRREVOCABLE DELAWARE TRUST
                                           By:  JMD DELAWARE, INC.


                                           By:    /s/James M. Dubin
                                           Name:  James M. Dubin
                                           Title: President






                                                            Exhibit 10.3



Pier Luigi Foschi
c/o Costa Crociere S.p.A.
Via XII Ottobre, 2
16150 Genoa
Italy



                                                             28 May, 2002

Dear Mr. Foschi,

According to our mutual understanding, we hereby confirm the terms and conditions of your contract related to your appointment as Chairman of the Board (Presidente del Consiglio di Amministrazione) and Managing Director (Amministratore Delegato) of Costa Crociere S.p.A. (the "Company").

                                 *******

1.  FUNCTIONS AND POWERS

1.1 You shall act as Chairman and Managing Director of the Company with the powers contemplated by the by-laws of the Company and granted by means of the resolution of the Board of Directors of the Company dated March
26, 2002.

1.2 In your capacity as Managing Director, and in accordance with the powers granted by the Board of Directors of the Company, you shall be entrusted with the managerial control of the Company; you shall report to the Board of Directors of the Company on all major matters and/or matters which are outside the scope of your powers.

2.  DUTIES

2.1 You shall undertake to accept and hold the above mentioned offices, with the connected powers granted to you, and to perform your functions, as set out above:

a) in compliance with the Company's by-laws;

b)	for the achievement of the business targets which shall be set out by the Company's Board of Directors;

c)	in compliance with the Italian Laws in force.

2.2 While performing your functions you shall comply with the business plan and the business guidelines adopted by the Company's Board of Directors.

3.  COMPENSATION

3.1 The Company will pay for your services and for the obligations undertaken by you herein a base yearly compensation of EURO 657,000.00 (sixhundredfiftyseventhousand), of which EURO 54,000.00
(fiftyfourthousand) represent compensation of your office as Chairman as established by the Shareholders' Meeting resolution of March 26, 2002, gross of the applicable withholding tax and social security contributions to be paid in 12 installments of equal amount in arrears on the last business day of each month during the term of this Agreement, to the extent you are still in office as Chairman and Managing Director of the Company. The Board of Directors of the Company, at its discretion, may increase your base compensation and the non-compete consideration payable to you under paragraph 4.3 below on a year-over-year basis

3.2 In addition, you will be entitled to payment of a performance-related bonus pursuant to the terms and conditions which are described in Enclosure 1 attached hereto.

3.3 You will be entitled to use a company car, also for private purposes. The fringe-benefit value of such car will be calculated pursuant to the criteria set forth by the law currently in force. All maintenance, fuel and insurance costs will be borne by the Company.

3.4 The Company will grant in your favor insurance policies covering the risk of death, illness and permanent disability in case of injuries at work as well as injuries in general.

3.5 The Company will provide you with an accommodation in Genoa or nearby, according to the terms and conditions to be agreed upon by the parties.

4.  NON-COMPETITION

4.1 During the term of this Agreement and thereafter, you hereby undertake
(a) not to operate - either directly or indirectly - as principal, agent, owner, director, employee, partner or advisor in favor of companies in competition with the Company, which carry out the ownership, management and commercial operations of cruise vessels, and not to acquire a shareholding in the aforesaid companies, except for participations not exceeding 2% in listed companies (b) not to endeavor to entice away from the Company or any of its subsidiaries, any person, firm, company or organization (i) who or which in the preceding 12 months shall have been a supplier of goods or services to the Company or any of its subsidiaries, and (ii) with whom or which you had, during the course of performance of your office of director, direct dealings or personal contact, so as to harm the goodwill or, or so as to the compete with, the Company or any of its subsidiaries.

Such obligations shall be effective for a period of 3 years as of the expiration or the termination of this Agreement for whatsoever reason.

4.2 This obligation must be referred to the territory of Italy, France and Spain and the parties acknowledge that the above mentioned territorial extension is based upon (i) the multinational character of the Company, and (ii) on the fact that the business activity of the Company is carried out not only in Italy but also throughout Europe.

4.3 As specific consideration for this non competition obligation, you will be paid during the term of this Agreement an annual gross amount equal to Euro 115,000 (onehundredfifteenthousand), payable in 12 installments of equal amount in arrears on the last business day of each month during the term of this Agreement, to the extent you are still in office as Chairman and Managing Director of the Company.

4.4 In the event you do not comply with the obligation of this non competition clause, you undertake to pay to the Company, as a penalty, a sum of Euro 230,000 (two hundred thirty thousand) plus any additional damages suffered by the Company.

5.  CONFIDENTIALITY AND NON SOLICITATION

5.1 You hereby undertake:

a)	during the term of this Agreement and thereafter, not to use, disclose or disseminate, either directly or indirectly, to any other person, organization or entity or otherwise employ in any manner whatsoever any privileged information in any way acquired in the performance of your office of director. In particular, you shall not disclose any technical or financial information, design, process, procedure, formula or improvement that is valuable and not generally known to the Company's competitors. Such information shall include, without limitation, all information and documentation, whether or not subject to copyright, pertaining to product development, methods of operation, cost and pricing structures, marketing information, corporate strategy, product source and customer information, and other private, confidential business matters relating to the Company or any of its affiliates and/or subsidiaries;

b)	not to induce, during the term of this Agreement any employee of the
Company or any of its affiliates and/or subsidiaries to resign in order to enter into an employment or independent contractor relationships in favor of third parties engaged in the same business of the Company.

6.  DURATION

6.1 Subject to paragraph 7.1 below, this Agreement shall have a duration effective from May 1, 2002 until the date of approval by the shareholders' meeting of the Company financial statements for fiscal year ending on November 30, 2004, provided that the provisions of articles 4, 5 and 7 shall survive the termination of this Agreement to the extent provided therein.

7.  TERMINATION

7.1 The Company shall be entitled to terminate this Agreement at any time without notice, without prejudice to the right to seek damages under applicable law, in case you:

(a)	are in breach of any of the obligations set forth in articles 1,
    2, 4 and 5;

(b)	shall at any time be incapacitated or prevented by illness,
injury, accident or other circumstances beyond your control from discharging in full your duties hereunder for a period exceeding 12 months in any 24 consecutive calendar months;

(c)	are revoked as director of the Company for cause.

7.2 On the date of termination of this Agreement (and without prejudice to the rights or remedies of either party in respect of such termination or rights or remedies accrued as at such date of termination) you shall promptly:

(a)	resign (if you have not already done so) from all offices held by you in the Company or its subsidiaries;

(b)	return to the Company all lists of customers or contacts,
correspondence, documents, credit cards and other property belonging to the Company, or any of its affiliates and/or subsidiaries, which may be in your possession or under your control.

7.3 Should this Agreement be terminated by the Company for reasons other than those indicated under Article 7.1 above you shall be entitled to receive the following termination payments (indennita di fine mandato):

(i) A gross indemnity equal to 3 times the yearly fee under Article
3.1 and 4.3 and bonus under Article 3.2, owed to you by the Company with respect to the last fiscal year of the Company closed prior to any such termination if the termination occurs within 18 months from the effective date of this Agreement;
(ii) A gross indemnity equal to 1.5 times the yearly fee under Article
3.1 and 4.3 and bonus under Article 3.2, owed to you by the Company with respect to the last fiscal year of the Company closed prior to any such termination if the termination occurs after 18 months from the effective date of this Agreement and prior to its expiration.

7.4 Should this Agreement be terminated by you as a result of a direct or indirect change of control of the Company, you shall be entitled to receive a gross termination payment (indennita di fine mandato) equal to 3 times the yearly fee under Article 3.1 and 4.3 and bonus under Article 3.2, owed to you by the Company with respect to the last fiscal year of the Company closed prior to any such termination provided, however, that the right to such payment will not arise if you enter into an alternative contractual arrangement with the Company or the new controlling group of the Company.

7.5 Should you resign with cause from the office of Director provided herein prior to the expiration of the term on this Agreement for reasons other than change of control of the Company, you shall be entitled to receive a penalty equal to 50% of the yearly fee under Article 3.1 and
4.3 and of the bonus under Article 3.2, owed to you by the Company with respect to the last fiscal year of the Company closed prior to any such termination without being entitled to seek any further damages whatsoever.

8.  MODIFICATIONS

This agreement may not be modified, altered or amended except by a new written agreement between the parties.

9.  APPLICABLE LAW AND JURISDICTION

This agreement shall be governed by the laws of the Republic of Italy. To the extent permitted under applicable law, any possible dispute arising from this agreement shall be settled by the courts of Genoa.

                                *     *     *

     We kindly ask you to send us a copy of the agreement duly signed by you for acceptance.

Sincerely yours,



                                                      /s/Howard S Frank
                                                      (Howard S. Frank)
                                                          Director


Genoa 28 May, 2002

For acceptance

/s/Pier Luigi Foschi
Pier Luigi Foschi



                                   ENCLOSURE 1




1. The bonus calculation uses the 2001 bonus as the "base year" bonus, which is 440,000 (fourhundredfortythousand) Euros. Such base bonus will be payable irrespective of the net income results.

2. Your bonus calculation is based on a year-over-year percentage increase in consolidated net income for the Company (calculated pursuant to U.S. GAAP) beginning in 2002. The Company consolidated net income would be adjusted to exclude non-recurring gains/losses, such as the "Tremonti Law" tax gain, loss/gain on ship disposals, etc. The percentage increase in earnings year-over-year will be applied to your base year bonus; for example, if 2002 net income is 10% higher than 2001 net income, your annual bonus will be 10% higher than your base year. So, in this case, your bonus would be 440,000 (fourhundredfortythousand) Euros plus 44,000 (fortyfourthousand) Euros, for a total of 484,000 (fourhundredeightyfourthousand) Euros.

3. The bonus increase will be limited to a cumulative 15% per year on a compounded basis over the three years. Taking the above example, if, in the second year the Company consolidated net income increases by 25% from the prior year, you will be entitled to a bonus increase in Year 2 which will bring your bonus to a 15% per year increase for a two-year period on a compounded basis. This would calculate as follows:

  Base Year 440,000 (fourhundredfortythousand) Euros x 15% in Year 1 x 15% in Year 2 = 582,000 (fivehundredeightytwothousand) Euros in Year 2, plus an additional 22,000 Euros to "true up" for Year 1, or a total of 604,000 (sixhundredfourthousand) Euros payable in Year 2

4. Conversely, if the Company consolidated net income for 2002 increased by 25% and for 2003 increased by 10%, you would receive a bonus on a 15% compounded basis per year, since the aggregate increase in earnings was 35% for the two years.

5. If consolidated net income of the Company is lower than the prior year, the bonus would be reduced by the percentage in net decrease, but no lower than base bonus. Also, no retroactive adjustment will be made to the prior year's bonus as a result of the decrease in consolidated net income. For example, if consolidated net income was increased by 15% in Year1, but was down 10% in Year 2, the Year 2 bonus would be calculated as follows:
440,000 (fourhudredfortythousand) Euros X 115% in Year 1 would be 506,000 (fivehundredsixthousand) Euros; 506,000 (fivehundredsixthousand) Euros less 10% for Year 2 would be 445,000 (fourhundredfortyfivethousand) Euros for
Year 2 bonus. Although earnings for the two-year period have increased 5% cumulatively, no retroactive adjustment would be made to the Year 1 bonus.





EXHIBIT 12

                             CARNIVAL CORPORATION
                      RATIO OF EARNINGS TO FIXED CHARGES
                         (in thousands, except ratios)


                                            Six Months Ended May 31,
                                             2002             2001

Net income                                 $323,841         $314,913
Income tax benefit, net                      (7,799)          (8,071)
Income before income tax benefit, net       316,042          306,842

Adjustment to earnings:
  Loss from affiliate operations
     and dividends received, net                              56,910

Earnings, as adjusted                       316,042          363,752

Fixed charges:
  Interest expense, net                      57,467           62,110
  Interest portion of rent expense(1)         2,342            2,028
  Capitalized interest                       16,059           14,524

Total fixed charges                          75,868           78,662

Fixed charges not affecting earnings:
  Capitalized interest                      (16,059)         (14,524)
Earnings before fixed charges              $375,851         $427,890
Ratio of earnings to fixed charges              5.0x             5.4x


(1) Represents one-third of rent expense, which we believe to be representative of the interest portion of rent expense.