Form 10-Q
period 2002-08-31
CARNIVAL CORP
filed 2002-10-15
CIK 815097

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

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

     At October 10, 2002, the Registrant had 586,776,338 shares of its common stock, $.01 par value, outstanding.













Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

                                 CARNIVAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)
                           (in thousands, except par value)

                                               August 31,        November 30,
                                                  2002              2001
ASSETS
Current Assets
  Cash and cash equivalents                   $ 1,300,442        $ 1,421,300
  Short-term investments                           46,969             36,784
  Accounts receivable, net                        129,291             90,763
  Inventories                                      91,042             91,996
  Prepaid expenses and other                      136,843            113,798
  Fair value of hedged firm commitments            97,003            204,347
    Total current assets                        1,801,590          1,958,988

Property and Equipment, Net                     9,251,822          8,390,230

Goodwill, Net                                     678,380            651,814

Other Assets                                      284,667            188,915

Fair Value of Hedged Firm Commitments             180,263            373,605
                                              $12,196,722        $11,563,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt           $    25,700        $    21,764
  Accounts payable                                317,313            269,467
  Accrued liabilities                             261,346            298,032
  Customer deposits                               744,656            627,698
  Dividends payable                                61,611             61,548
  Fair value of derivative contracts               97,841            201,731
    Total current liabilities                   1,508,467          1,480,240

Long-Term Debt                                  3,044,488          2,954,854

Deferred Income and Other Long-Term Liabilities   167,877            157,998

Fair Value of Derivative Contracts                184,187            379,683

Commitments and Contingencies (Notes 4 and 5)

Shareholders' Equity
  Common stock; $.01 par value; 960,000 shares
    authorized; 586,773 shares issued and
    outstanding at August 31, 2002 (620,019
    shares issued at November 30, 2001)             5,868              6,200
  Additional paid-in capital                    1,088,812          1,805,248
  Retained earnings                             6,196,125          5,556,296
  Unearned stock compensation                     (12,485)           (12,398)
  Accumulated other comprehensive income (loss)    13,383            (36,932)
  Treasury stock; 33,848 shares at cost                             (727,637)
    Total shareholders' equity                  7,291,703          6,590,777
                                              $12,196,722        $11,563,552


The accompanying notes are an integral part of these consolidated financial statements.


                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                       (in thousands, except earnings per share)


                                   Nine Months           Three Months
                                Ended August 31,        Ended August 31,
                                2002         2001       2002        2001


Revenues                      $3,332,588  $3,576,649  $1,437,655  $1,489,918

Costs and Expenses
  Operating                    1,733,863   1,920,832     682,243     719,378
  Selling and administrative     442,647     457,252     147,900     146,797
  Depreciation and amortization  281,431     280,958      99,088      97,008
  Impairment charge               20,000     101,389      20,000     101,389
                               2,477,941   2,760,431     949,231   1,064,572

Operating Income Before
  Loss From Affiliated
  Operations                     854,647     816,218     488,424     425,346

Loss From Affiliated
  Operations, Net                            (44,024)
Operating Income                 854,647     772,194     488,424     425,346

Nonoperating (Expense) Income
  Interest income                 25,177      22,750      10,762      12,972
  Interest expense, net of
    capitalized interest         (86,440)    (92,210)    (28,974)    (30,100)
  Other (expense) income, net     (5,251)    105,459       1,879      93,133
  Income tax benefit
    (expense), net                36,472       1,695      28,673      (6,376)
                                 (30,042)     37,694      12,340      69,629
Net Income                    $  824,605  $  809,888   $ 500,764  $  494,975



Earnings Per Share
  Basic                       $     1.41  $     1.39   $     .85   $       84
  Diluted                     $     1.40  $     1.38   $     .85   $      .84






The accompanying notes are an integral part of these consolidated financial statements.












                             CARNIVAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                 Nine Months Ended August 31,
                                                    2002             2001

OPERATING ACTIVITIES
Net income                                      $  824,605        $  809,888
Operating items not requiring cash:
  Depreciation and amortization                    281,431           280,958
  Loss from affiliated operations and
    dividends received, net                                           56,910
  Impairment charge                                 20,000           101,389
  Gain on sale of investments
    in affiliates                                                   (116,698)
  Accretion of original issue discount              14,469               157
  Other                                              8,761            13,143
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Receivables                                    (29,618)          (18,275)
    Inventories                                      1,908             4,114
    Prepaid expenses and other                     (57,072)           23,018
  Increase (decrease) in:
    Accounts payable                                38,066           (33,160)
    Accrued and other liabilities                  (49,843)            4,137
    Customer deposits                              115,720           (20,032)
      Net cash provided by operating
        activities                               1,168,427         1,105,549

INVESTING ACTIVITIES
Additions to property and equipment, net        (1,022,464)         (713,328)
(Purchase) sale of short-term investments, net      (6,437)          531,471
Other, net                                         (40,106)          (23,931)
      Net cash used in investing activities     (1,069,007)         (205,788)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt           117,902         1,972,566
Principal repayments of long-term debt            (154,082)       (1,708,746)
Dividends paid                                    (184,712)         (184,297)
Proceeds from issuance of common stock               6,927             5,076
Other, principally debt issuance costs                 101           (16,351)
      Net cash (used in) provided by financing
        activities                                (213,864)           68,248
Effect of exchange rate changes on cash
  and cash equivalents                              (6,414)           (2,055)
      Net (decrease) increase in cash and
        cash equivalents                          (120,858)          965,954
Cash and cash equivalents at beginning
  of period                                      1,421,300           189,282
Cash and cash equivalents at end of period     $ 1,300,442       $ 1,155,236

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

     The accompanying consolidated balance sheet at August 31, 2002 and the consolidated statements of operations for the nine and three months ended August 31, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended August 31, 2002 and 2001 are unaudited and, in the opinion of our management, contain all adjustments necessary for a fair presentation. All the adjustments are of a normal recurring nature, except for our impairment charge adjustments (see Note 8).

     Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Reclassifications have been made to prior period amounts to conform with the current period presentation.


NOTE 2 - Property and Equipment

     Property and equipment consisted of the following (in thousands):



                                           August 31,           November 30,
                                              2002                 2001

Ships                                     $ 9,751,471           $ 8,892,412
Ships under construction                      732,508               592,781
                                           10,483,979             9,485,193
Land, buildings and improvements              277,377               264,294
Transportation equipment and other            372,302               349,188
Total property and equipment               11,133,658            10,098,675
Less accumulated depreciation and
  amortization                             (1,881,836)           (1,708,445)
                                          $ 9,251,822           $ 8,390,230


     Capitalized interest, primarily on our ships under construction, amounted to $25 million and $21 million for the nine months ended August 31, 2002 and 2001, respectively, and $9 million and $7 million for the three months ended August 31, 2002 and 2001, respectively.


NOTE 3 - Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                  August  31,    November 30,
                                                    2002(a)         2001(a)

Euro floating rate note, secured by one ship,
  bearing interest at euribor plus 0.5%
  (4.0% and 4.8% at August 31, 2002 and November
  30, 2001, respectively), due through 2008       $  117,600      $  125,770
Unsecured fixed rate notes, bearing interest
  at rates ranging from 6.15% to
  7.7%, due through 2028(b)                          848,869         848,779
Unsecured floating rate euro notes, bearing
  interest at rates ranging from euribor plus
  0.35% to euribor plus 0.53% (3.9% to 4.0% and
  3.9% to 4.9% at August 31, 2002 and
  November 30, 2001, respectively),
  due in 2005 and 2006                               677,858         604,068
Unsecured fixed rate euro notes, bearing interest
  at 5.57%, due in 2006 (b)                          294,329         266,223
Unsecured 2% convertible notes, due in 2021          600,000         600,000
Unsecured zero-coupon convertible notes, net of
  discount, with a face value of $1.05 billion,
  due in 2021                                        516,195         501,945
Other                                                 15,337          29,833
                                                   3,070,188       2,976,618
Less portion due within one year                     (25,700)        (21,764)
                                                  $3,044,488      $2,954,854

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro denominated notes have been translated to U.S. dollars at the period-end exchange rate.
(b) These notes are not redeemable prior to maturity.

     Our unsecured 2% convertible notes ("2% Notes") and our zero-coupon convertible notes ("Zero-Coupon Notes") are convertible into 15.3 million shares and 17.4 million shares, respectively, of our common stock. Our 2% Notes are convertible at a conversion price of $39.14 per share, subject to adjustment, during any fiscal quarter for which the closing price of our common stock is greater than $43.05 per share for a defined duration of time. Our Zero-Coupon Notes have a 3.75% yield to maturity and are convertible during any fiscal quarter for which the closing price of our common stock reaches certain targeted levels for a defined duration of time. These levels commenced at a low of $31.94 per share for the first quarter of fiscal 2002 and increase at an annual rate of 3.75% thereafter, until maturity. The conditions for conversion of our 2% Notes or Zero-Coupon Notes were not met for the first, second or third quarters of fiscal 2002. Upon conversion of these notes we may choose to deliver common stock, cash or a combination of cash and common stock with a total value equal to the value of the consideration otherwise deliverable.


NOTE 4 - Commitments

     Ship Commitments

     A description of our ships under contract for construction at August 31, 2002 was as follows (in millions, except passenger capacity):


                     Expected                                       Estimated
                      Service                       Passenger         Total
Ship                  Date(a)       Shipyard        Capacity(b)       Cost(c)

Carnival Cruise
  Lines ("Carnival")
Carnival Conquest       11/02       Fincantieri         2,974        $  510
Carnival Glory           7/03       Fincantieri         2,974           510
Carnival Miracle         4/04       Masa-Yards(d)       2,124           375
Carnival Valor          11/04       Fincantieri(d)      2,974           510
Newbuild                 1/06       Fincantieri         2,974           460
  Total Carnival                                       14,020         2,365
Holland America Line
  ("Holland America")
Zuiderdam               12/02       Fincantieri(d)      1,848           410
Oosterdam                7/03       Fincantieri(d)      1,848           410
Westerdam                5/04       Fincantieri(d)      1,848           410
Newbuild                11/05       Fincantieri(d)      1,848           410
Newbuild                 6/06       Fincantieri         1,848           390
  Total Holland America                                 9,240         2,030
Costa Cruises ("Costa")
Costa Mediterranea       6/03       Masa-Yards (e)      2,114           355
Costa Fortuna           12/03       Fincantieri(e)      2,720           435
Costa Magica            11/04       Fincantieri(e)      2,720           435
  Total Costa                                           7,554         1,225
Cunard Line ("Cunard")
Queen Mary 2             1/04       Chantiers de
                                      l'Atlantique(d)   2,620           780
Newbuild                 2/05       Fincantieri(d)      1,968           410
  Total Cunard                                          4,588         1,190
    Total                                              35,402        $6,810

(a) The expected service date is the date the ship is currently expected to begin its first revenue generating cruise.
(b) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.
(c) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, various owner supplied items and construction oversight costs.
(d) These construction contracts are denominated in euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts. At August 31, 2002, the $266 million of unrealized losses from these forward contracts has been recorded as fair value of derivative contract liabilities on our August 31, 2002 balance sheet and are also included in the above estimated total cost of these construction contracts.
(e) These construction contracts are denominated in euros, which is Costa's functional currency. The estimated total costs have been translated into U.S. dollars using the August 31, 2002 exchange rate.


     In connection with our ships under contract for construction, we have paid $733 million through August 31, 2002 and anticipate paying approximately $2.1 billion during the twelve months ending August 31, 2003 and approximately $4.0 billion thereafter.

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

     Proposed Acquisition of P&O Princess Cruises plc ("P&O Princess")

     We have made an offer to acquire P&O Princess, the world's third largest cruise company, for 0.3004 shares of our common stock for each P&O Princess share of common stock. At June 30, 2002, there were approximately 695 million shares of P&O Princess stock outstanding. In addition, should we acquire P&O Princess, we will assume or refinance P&O Princess' outstanding net long-term debt, which was approximately $1.8 billion as of June 30, 2002. Our offer includes a partial cash alternative of 250 pence per P&O Princess share, which currently represents approximately $2.7 billion of the purchase price, subject to our obtaining satisfactory financing. The partial cash alternative will reduce the portion of our offer that will be paid in shares of our common stock. Prior to our offer, P&O Princess and Royal Caribbean Cruises Ltd. ("RCL") were parties to a series of agreements intended to result in a combination of P&O Princess and RCL in a dual listed company structure (the "RCL Merger"). P&O Princess' Board of Directors recommended the RCL Merger to its shareholders. However, in February 2002 the P&O Princess shareholders did not follow their Board of Directors' recommendation and voted to adjourn their scheduled meeting to vote on the RCL Merger. Both the RCL Merger and our offer have obtained the necessary European and U.S. regulatory clearances. The ultimate outcome of our offer to acquire P&O Princess cannot be determined at this time. We have incurred approximately $32 million of costs related to the possible P&O Princess acquisition as of September 2002 and we expect to continue to incur additional costs, which will be capitalized as part of the cost of the acquisition if we are successful or will be written off to expense if we are not successful in consummating the acquisition.


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

     Several actions filed in the U.S. District Court for the Southern District of Florida against us and four of our executive officers on behalf of a purported class of purchasers of our common stock were consolidated into one action in Florida (the "Stock Purchase Complaint"). The plaintiffs have claimed that statements we made in public filings violated federal securities laws and seek unspecified compensatory damages and attorney and expert fees and costs. Recently a magistrate judge recommended that our motion to dismiss the Stock Purchase Complaint be granted and that the plaintiffs' amended complaint be dismissed without prejudice. The plaintiffs have been granted the right, until November 15, 2002, to file a new amended complaint.


     Three actions (collectively, the "Facsimile Complaints") were filed against us and others on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that we distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints were not sent by us, but rather were distributed by a professional faxing company at the behest of a travel agency that referenced a Carnival product. We do not advertise directly to the traveling public through the use of facsimile transmission.

     The ultimate outcomes of the pending ADA, Stock Purchase and Facsimile Complaints cannot be determined at this time. We believe that we and our executive officers have meritorious defenses to these claims and, accordingly, we intend to vigorously defend against these actions.

     In February 2001, Holland America Line-USA, Inc. ("HAL, Inc."), our wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL, Inc. responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

     On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska requesting that they appear before the grand jury. One of these subpoenas also requests the production of Holland America documents, which Holland America is producing. If the investigation results in charges being filed, a judgement could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment. The State of Alaska is separately investigating this incident. The ultimate outcome of these matters cannot be determined at this time.

     Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is now expected that the arbitration tribunal's decision will be made at the earliest by mid-2004. In the event that an award is given in favor of Cammell Laird, the amount of damages, which Costa will have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

     In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered under our insurance programs. We believe the ultimate outcome of any such actions, which are not covered by insurance, are not expected to have a material adverse effect on our financial statements.


     Contingent Obligations

     At August 31, 2002, we had contingent obligations totaling $760 million to participants in lease out and lease back type transactions for three of our ships. At the inception of the leases, the entire amount of the contingent obligations was paid by us to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. We would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. If their credit ratings fall below AA-, then we would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If our credit rating falls below BBB, then we would be required to provide a letter of credit for an additional $90 million, or alternatively provide mortgages in the aggregate amount of $90 million on two of our ships.

     In the unlikely event that we were to terminate the three lease agreements early or default on our obligations, we would currently have to pay a total of $180 million in stipulated damages. At August 31, 2002, $148 million of letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. An additional $40 million of letters of credit would be required to be issued if our credit rating falls below A-. Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us. As a result of these three transactions, we have received $67 million, which was recorded as deferred income on our balance sheets and is being amortized to nonoperating income through 2022. In the event we were to default under our $1.4 billion revolving credit facility, we would be required to post cash collateral to support the letters of credit discussed above.


NOTE 6 - Shareholders' Equity

     Our Articles of Incorporation authorize our Board of Directors, at their discretion, to issue up to 40 million shares of our preferred stock. At August 31, 2002 and November 30, 2001, no preferred stock had been issued.

     During the nine months ended August 31, 2002 and 2001, we declared cash dividends of $.315 per share each period, or an aggregate of $185 million for each period.

     In April 2002, we retired 33.8 million shares of our treasury stock.


NOTE 7 - Comprehensive Income

     Comprehensive income was as follows (in thousands):


                                        Nine Months          Three Months
                                      Ended August 31,     Ended August 31,
                                      2002        2001     2002        2001

Net income                         $824,605   $809,888   $500,764   $494,975
Foreign currency translation
  adjustment, net                    46,789     48,031     22,044     64,995
Changes in securities valuation
  allowance                           1,739      7,782     (4,541)      (351)
Changes related to cash flow
  derivative hedges, net              1,787     (1,679)    (2,784)      (848)
Transition adjustment for cash
  flow derivative hedges                        (4,214)
Total comprehensive income         $874,920   $859,808   $515,483   $558,771


NOTE 8 - Impairment Charge

     During the third quarter of fiscal 2002 and fiscal 2001 we reviewed our long-term assets and goodwill for which there were indications of possible impairment or as required annually pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". As a result of these reviews, in the third quarter of fiscal 2002 we reduced the carrying value of one of our ships by recording an impairment charge of $20 million. In the third quarter of fiscal 2001, we recorded an impairment charge of $101 million, which consisted principally of a reduction in the carrying value of ships and the write-off of goodwill. The impaired ships' fair values were based primarily on third party appraisals or other available evidence, and the fair value of the goodwill was based on comparable market prices and/or our estimates of discounted future cash flows.


NOTE 9 - Segment Information

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

     Cruise revenues included intersegment revenues, which primarily represent billings to the tour segment for the cruise portion of a tour when a cruise is sold as a part of a cruise/tour package. In addition, cruise and tour operating expenses included a cost allocation of corporate and other expenses.

     Selected segment information was as follows (in thousands):


                        NINE MONTHS ENDED        THREE MONTHS ENDED
                           AUGUST  31,                AUGUST 31,
                        2002         2001         2002          2001



  Revenues
    Cruise           $3,207,042    3,412,197   $1,339,181   $1,357,606
    Tour                158,902      212,358      125,407      173,600
    Intersegment
      elimination       (33,356)     (47,906)     (26,933)     (41,288)
                     $3,332,588   $3,576,649   $1,437,655   $1,489,918

  Operating income
    (loss)
      Cruise         $  865,346(a)$  818,801(a)$  473,002(a)$  403,209(a)
      Tour               (1,821)       6,686       18,558       24,847
      Affiliated
        operations                   (44,024)
      Corporate          (8,878)      (9,269)      (3,136)      (2,710)
                     $  854,647   $  772,194   $  488,424   $  425,346

(a) Includes impairment charges of $20 million and $101 million in 2002 and 2001, respectively (see Note 8).


NOTE 10 - Earnings Per Share

     Our basic and diluted earnings per share were computed as follows (in thousands, except per share data):


                                        Nine Months          Three Months
                                      Ended August 31,     Ended August 31,
                                      2002       2001      2002       2001

Net income                         $824,605    $809,888  $500,764   $494,975

Weighted average common shares
  outstanding                       586,496     584,698   586,672    586,078
Dilutive effect of stock plans        1,621       2,046     1,245      1,432
Dilutive weighted average shares
  outstanding                       588,117     586,744   587,917    587,510

Basic earning per share            $   1.41    $   1.39   $   .85   $    .84
Diluted earnings per share         $   1.40    $   1.38   $   .85   $    .84

     Our diluted earnings per share computations for the nine and three months ended August 31, 2002 and 2001 did not include 32.7 million shares and
15.3 million shares, respectively, of our common stock issuable upon conversion of our 2% Notes and Zero-Coupon Notes, as this common stock was not issuable under the contingent conversion provisions of these debt instruments.


Note 11 - Income Tax Benefit

     Our fiscal 2002 third quarter income tax benefit, net, included a $34 million benefit as a result of a new Italian investment incentive, which allows Costa to receive an income tax benefit based on its fiscal 2002 investment in new ships.


NOTE 12 - Accounting Change

     SFAS No. 142 requires companies to stop amortizing goodwill and requires an annual, or when events or circumstances dictate a more frequent, impairment review of goodwill. Accordingly, as of December 1, 2001, we no longer amortize our goodwill, all of which has been allocated to our cruise segment. We completed the transitional and annual impairment tests of our existing goodwill as of December 1, 2001 and July 31, 2002, respectively, and determined that such goodwill was not impaired. There has been no change to our goodwill carrying amount since November 30, 2001, other than the change resulting from using a different foreign currency translation rate at August 31, 2002 compared to November 30, 2001. If goodwill amortization had not been recorded for the nine and three months ended August 31, 2001, then our adjusted net income would have been $825 million and $500 million, respectively. In addition, adjusted basic and diluted earnings per share for the nine and three months ended August 31, 2001 would have been $1.41 per share and $0.85 per share, respectively.


NOTE 13 - Recent Accounting Pronouncement

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be held for sale. SFAS No. 144 is effective for us in fiscal 2003. We have not completed our review of SFAS No. 144.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for us for any exit or disposal activities that are initiated after December 31, 2002.

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

     - effects on consumer demand of armed conflicts, political instability, terrorism, adverse media publicity and the availability of air service,

     - shifts in consumer booking patterns,

     - increases in vacation industry capacity, including cruise capacity,

     - continued availability of attractive port destinations,

     - changes in tax laws and regulations,

     - changes and disruptions in equity, financial and insurance markets,

     - our financial and contractual counterparties' ability to perform,

     - our ability to implement our brand strategy,

     - our ability to implement our shipbuilding program and to continue to expand our business worldwide,

     - our ability to attract and retain shipboard crew,

     - changes in foreign currency and interest rates and increases in security, food, fuel and insurance costs,

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

     For segment information related to our revenues, operating income and affiliated operations segment see Note 9 in the accompanying financial statements. Operations data expressed as a percentage of revenues and selected statistical information was as follows:


                                      Nine Months            Three Months
                                    Ended August 31,        Ended August 31,
                                   2002         2001       2002         2001


Revenues                           100%         100%       100%          100%

Costs and Expenses
  Operating                         52           54         48            48
  Selling and administrative        13           12         10            10
  Depreciation and amortization      8            8          7             7
  Impairment charge                  1            3          1             7
Operating Income Before Loss
  from Affiliated Operations        26           23         34            28
Loss from Affiliated
  Operations, Net                                (1)
Operating Income                    26           22         34            28
Nonoperating (Expense) Income       (1)           1          1             5
Net Income                          25%          23%        35%           33%


Selected Statistical Information
  (in thousands)
  Passengers carried             2,640        2,596      1,036           994
  Available lower berth days    15,842       15,500      5,524         5,405
  Occupancy percentage           106.3%       107.0%     113.7%        113.0%


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

     Our average cruise passenger capacity is currently expected to increase by 8.2% in the fourth quarter of fiscal 2002, as compared to the same period of fiscal 2001. Substantially all of our fiscal 2002 capacity increase will be in Carnival and Costa.

     The year over year percentage increase in our average passenger capacity resulting from the delivery of ships under contract for construction for fiscal 2003 and 2004 is currently expected to be approximately 18% and 17%, respectively.

     For a discussion of our critical accounting policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is included in our Annual Report on Form 10-K for fiscal 2001.

Outlook for Fourth Quarter of Fiscal 2002

     As previously announced on September 20, 2002, we expect net revenue yield to be up between 1 percent to 3 percent in the fourth quarter of 2002 compared to the fourth quarter of 2001.

     In addition, if future 2002 fuel prices remain at the same level that we currently are experiencing, then we estimate that our fuel costs will increase by approximately $14 million for the fourth quarter of fiscal 2002 versus the comparable period in fiscal 2001. Finally, hurricanes and tropical storms, which occurred subsequent to our September 20, 2002 earnings release, could reduce our earnings for the fourth quarter of fiscal 2002 by up to $0.01 per share.

Nine Months Ended August 31, 2002 ("2002") Compared
To Nine Months Ended August 31, 2001 ("2001")

     Revenues

     Revenues decreased $244 million, or 6.8%, in 2002 compared to 2001. Cruise revenues decreased by $205 million, or 6.0%, to $3.20 billion in 2002 from $3.41 billion in 2001. Our cruise revenues change resulted from a 7.5% decrease in our gross revenue per passenger cruise day and a .7% decrease in our occupancy rate, partially offset by a 2.2% increase in our passenger capacity. This decrease in gross revenue per passenger cruise day and occupancies was primarily caused by the impact of the September 11, 2001 events, which resulted in lower cruise ticket prices and occupancies in 2002. There was also a significant reduction in the number of guests purchasing air travel from us in 2002 compared to 2001. When a guest elects to provide his or her own transportation, rather than purchasing air transportation from us, both our cruise revenues and operating expenses decrease by approximately the same amount. Net revenue yield (net revenue per available berth day after deducting the cost of air transportation, travel agent commissions and other direct costs of sales) was down 4.1%, compared to 2001. Tour revenues decreased $53 million, or 25.2%, to $159 million in 2002 from $212 million in 2001 principally due to a lower number of tours sold, primarily as a result of one less ship selling land tours in 2002 compared to 2001, the cancellation of three Holland America cruises in 2002 and increased competition.

     Costs and Expenses

     Operating expenses decreased $187 million, or 9.7%, in 2002 compared to 2001. Cruise operating costs decreased by $160 million, or 8.9%, to $1.64 billion in 2002 from $1.80 billion in 2001. Approximately $106 million of this decrease was due to reduced air travel and related costs primarily due to fewer guests purchasing air transportation through us. The remaining decrease of $54 million was primarily due to lower commissions because of lower cruise revenues and lower land package costs due to fewer guests purchasing pre/post cruise land packages. Excluding air travel costs, travel agent commissions and other direct costs of sales, cruise operating expenses per available berth day decreased 2.8%, partially as a result of the cost reduction initiatives we undertook after the events of September 11, 2001. Tour operating expenses decreased $41 million, or 24.2%, to $130 million in 2002 from $171 million in 2001 principally due to the reduction in the number of tours sold.

     Selling and administrative expenses decreased $15 million, or 3.2%, to $443 million in 2002 from $457 million in 2001. Selling and administrative expenses decreased in 2002 partially because of the cost containment actions taken after September 11, 2001. A portion of the decrease was offset by additional expenses associated with our 2.2% increase in passenger capacity.

     Depreciation and amortization was the same in 2002 and 2001. The elimination of $15 million of goodwill amortization upon our adoption of SFAS No. 142 on December 1, 2001 (see Note 12) reduced amortization this year, but that was offset by increased depreciation primarily from the expansion of our fleet and ship improvement expenditures.

     See Note 8 in the accompanying financial statements for a discussion of the 2002 and 2001 impairment charge.

     Affiliated Operations

     During 2001, we recorded $44 million of losses from affiliated operations for our portion of Airtours' losses. On June 1, 2001 we sold our investment in Airtours and, accordingly, we ceased recording Airtours' results as of the end of our second quarter of 2001.

     Nonoperating (Expense) Income

     Interest income increased by $2 million, which was comprised of a $29 million increase in interest income from our higher average invested cash balances partially offset by a $27 million reduction in interest income due to lower average interest rates. Interest expense decreased by $2 million, which was comprised of a $21 million reduction in interest expense due to lower average borrowing rates partially offset by a $19 million increase in interest expense due to our increased level of average borrowings. Capitalized interest increased $4 million during 2002 compared to 2001 due primarily to higher average levels of investment in ship construction projects

     Other expense in 2002 included a $9 million loss, including related expenses, resulting from the sale of Holland America's former Nieuw Amsterdam, partially offset by $4 million of income related to the termination of an overfunded pension plan.


Three Months Ended August 31, 2002 ("2002") Compared
To Three Months Ended August 31, 2001 ("2001")

     Revenues

     Revenues decreased $52 million, or 3.5%, in 2002 compared to 2001. Cruise revenues decreased by $18 million, or 1.4%, to $1.34 billion in 2002 from $1.36 billion in 2001. Our cruise revenues change resulted from a 4.2% decrease in our gross revenue per passenger cruise day partially offset by a 2.2% increase in our passenger capacity and a 0.6% increase in our occupancy rate. This decrease in gross revenue per passenger cruise day was primarily caused by lower ticket prices, partially as a result of the impact of the September 11, 2001 events and a significant reduction in the number of guests purchasing air travel from us, partially offset by the strengthening of the euro relative to the U.S. dollar. Net revenue yield was down 0.8% compared to 2001. Tour revenues decreased $48 million, or 27.8%, to $125 million in 2002 from $174 million in 2001 principally due to a lower number of tours sold, primarily as a result of one less ship selling land tours in 2002 compared to 2001, the cancellation of three Holland America cruises in 2002 and increased competition.


     Costs and Expenses

     Operating expenses decreased $37 million, or 5.2%, in 2002 compared to 2001. Cruise operating costs decreased by $13 million, net, or 2.0%, to $615 million in 2002 from $628 million in 2001. This decrease was principally due to approximately $27 million of reduced air travel and related costs primarily due to fewer guests purchasing air transportation through us and slightly lower commission expenses because of lower cruise revenues. The decreases in air travel costs and travel agent commissions were partially offset by increases in other cruise operating expenses primarily due to the strengthening of the euro relative to the U.S. dollar and higher fuel costs incurred during the quarter. Tour operating expenses decreased $39 million, or 29.1%, to $94 million in 2002 from $133 million in 2001 principally due to the reduction in the number of tours sold.

     Selling and administrative expenses were approximately the same in 2002 and 2001.

     Depreciation and amortization increased $2 million, or 2.1%, to $99 million in 2002 from $97 million in 2001. The elimination of $5 million of goodwill amortization upon our adoption of SFAS No. 142 on December 1, 2001 (see Note 12) reduced amortization in 2002, but that was offset by increased depreciation primarily from the expansion of our fleet and ship improvement expenditures.


     Nonoperating (Expense) Income

     Interest income decreased by $2 million, which was comprised of a $10 million reduction in interest income due to lower average interest rates partially offset by an $8 million increase in interest income from our higher average invested cash balances. Interest expense increased by $1 million, which was comprised of a $5 million increase in interest expense due to our increased level of borrowing partially offset by a $4 million decrease in interest expense due to lower average borrowing rates.

     The $35 million increase in our income tax benefit, net, in 2002 compared to 2001 was primarily as a result of the income tax benefit to be received by Costa as a result of a new Italian investment incentive, which allows Costa to receive an income tax benefit based on its fiscal 2002 investment in new ships.

Liquidity and Capital Resources

     Sources and Uses of Cash

     Our business provided $1.17 billion of net cash from operations during the nine months ended August 31, 2002, an increase of $63 million, or 5.7%, compared to the nine months ended August 31, 2001, due primarily to an increase in customers' advance ticket deposits.

     During the nine months ended August 31, 2002, our net expenditures for capital projects were $1.02 billion, of which $876 million was spent for our ongoing shipbuilding program. The $146 million of nonshipbuilding capital expenditures consisted primarily of ship refurbishments, information technology assets, Tour assets and other.

     During the nine months ended August 31, 2002, we borrowed $118 million under Costa's euro denominated revolving credit facility primarily for Costa's short-term working capital needs, and made $154 million of principal repayments, primarily on Costa's revolving credit facility and Costa's secured debt. We also paid cash dividends of $185 million in the first nine months of fiscal 2002.

     Future Commitments and Funding Sources

     As of August 31, 2002, the primary changes to our November 30, 2001 contractual cash obligations, as discussed in "Management's Discussion and Analysis of Financial Condition and Result of Operations", which is included in our 2001 Annual Report on Form 10-K, with initial or remaining terms in excess of one year, resulted from $876 million of scheduled shipbuilding payments and the addition of one new Carnival and one new Holland America shipbuilding contract with an estimated cost of $460 million and $390 million, respectively (see Note 4). Accordingly, our fiscal 2005 and fiscal 2006 contractual shipbuilding cash obligations have increased by approximately $400 million and $350 million, respectively.

     As of August 31, 2002, we had noncancelable contracts for the delivery of 15 new ships over the next four years. Our remaining obligations related to these ships under contract for construction is to pay approximately $2.1 billion during the twelve months ending August 31, 2003 and approximately $4.0 billion thereafter.

     At August 31, 2002, we had $3.07 billion of long-term debt, of which $26 million is due during the twelve months ending August 31, 2003. See Notes 3 and 4 in the accompanying financial statements for more information regarding our debt and commitments.

     At August 31, 2002, we had liquidity of $2.89 billion, which consisted of $1.35 billion of cash, cash equivalents and short-term investments, and $1.54 billion available for borrowing under our revolving credit facilities obtained through a group of banks, which have strong long-term credit ratings. Our revolving credit facilities mature in 2006. A key to the cost of, and our access to, other forms of liquidity is the maintenance of our strong long-term credit ratings. Credit rating agencies review credit ratings on a periodic basis and may revise a company's credit rating. A lower credit rating would increase our cost of borrowing and could restrict our access to the commercial paper and other capital markets. In that case, unless there was a material adverse change in our business, we could draw on our revolving credit facilities or seek other sources of financing. A downgrade in our credit ratings would not accelerate the scheduled principal repayments on our existing long-term debt. In that regard, the cash component of the proposed acquisition of P&O Princess, if consummated, may result in a ratings downgrade, although we currently believe our senior unsecured long-term debt would retain long-term investment grade debt ratings.

     Our $1.4 billion revolving credit facility and other of our loan agreements contain covenants that require us, among other things, to maintain debt service coverage and limit our debt to tangible capital ratio. At August 31, 2002 we were in compliance with all our debt covenants.

     We believe that our existing liquidity, as well as our forecasted cash flow from future operations, will be sufficient to fund most of our capital projects, debt service requirements, dividend payments, working capital and other firm commitments, excluding the cash portion of our offer to acquire P&O Princess. Our forecasted cash flow from future operations may be adversely affected by various factors noted under "Cautionary Note Concerning Factors That May Affect Future Results". To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure financing from banks or through the offering of debt and/or equity securities in the public or private markets. Specifically, if the P&O Princess shareholders elect to receive our partial cash payment (subject to our obtaining financing), then we intend to fund this cash requirement, a maximum of approximately $2.7 billion, by either using our existing liquidity, obtaining short-term bridge financing, issuing long-term debt or selling equity securities or a combination thereof. No assurance can be given that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, including financing for the cash portion of our proposed acquisition of P&O Princess.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     An action referred to as the Stock Purchase Complaint was previously reported in our Annual Report on Form 10-K for the year ended November 30, 2001. On July 24, 2002 the court heard oral argument on the motion we filed on February 5, 2001 to dismiss the Stock Purchase Complaint in its entirety. Recently a magistrate judge recommended that our motion to dismiss the Stock Purchase Complaint be granted and that the plaintiffs' amended complaint be dismissed without prejudice. The plaintiffs have been granted the right, until November 15, 2002, to file a new amended complaint.

     On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska requesting that they appear before the grand jury. One of these subpoenas also requests the production of Holland America documents, which Holland America is producing. If the investigation results in charges being filed, a judgement could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment. The State of Alaska is separately investigating this incident. The ultimate outcome of these matters cannot be determined at this time.

     The Facsimile Complaints were filed against us on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that we and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages in the amount of five hundred dollars per facsimile, or in the alternative, fifteen hundred dollars per facsimile if the conduct was willful or knowing. The advertisements referred to in the Facsimile Complaints were not sent by us, but rather were distributed by a professional faxing company at the behest of a travel agency that referenced a Carnival product. The status of each Facsimile Complaint is as follows:

     On March 4, 2002, a Facsimile Complaint was filed against us and other unrelated defendants (including Allstate Insurance Company and Wal-Mart Stores, Inc.) in the South Carolina Court of Common Pleas, Lexington County by Andrew Syrett. On May 15, 2002, we filed an Answer to this Facsimile Complaint.

     On April 15, 2002, a Facsimile Complaint was filed against us in the Circuit Court of Greene County, Alabama by Mary Pelt. We filed an Answer on June 3, 2002 and a Motion to Stay on July 26, 2002 on the basis that the claims in the Jefferson County Facsimile Complaint described below significantly overlaps the claims in this Greene County Facsimile Complaint.
 A hearing on the Motion to Stay was held on October 4, 2002 and we are awaiting the judge's ruling.

     On May 14, 2002, a Facsimile Complaint was filed against us and other defendants (including Club Resort International d/b/a Vacation Getaway Travel, Inc., Dollar Thrifty Automotive Group, Inc., Thrifty, Inc. and Thrifty Rent-A-Car Systems, Inc., Choicepoint, Inc., First Western Bank, and Bankcard USA Merchant Services, Inc.) in the Circuit Court of Jefferson County, Alabama, Bessemer Division by Clem & Kornis, L.L.C., The Firm of Compassion, P.C., Collins Chiropractic Center, Forstmann & Cutchen, L.L.P. and others. On July 26, 2002, we filed a Motion to Dismiss or, in the Alternative, Separate Defendant.


Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of October 11, 2002 and believe that they are effective.

Changes in Internal Controls

     Not applicable.



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     3.1 Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit No. 3 to our registration statement on Form S-3 (File No. 333-68999), filed with the Securities and Exchange Commission.
     3.2    Amendment to Second Amended and Restated Articles of
            Incorporation of the Company, incorporated by reference to
            Exhibit 3.1 to the our Quarterly Report on Form 10-Q for the
            quarter ended May 31, 1999 (Commission File No. 1-9610),
            filed with the Securities and Exchange Commission.
     3.3    Certificate of Amendment of Articles of Incorporation of the
            Company, incorporated by reference to Exhibit 3.1 to our
            Quarterly Report on Form 10-Q for the quarter ended May 31,
            2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.
     3.4    Form of By-laws of the Company, incorporated by reference to
            Exhibit No. 3.2 to our registration statement on Form S-1
            (File No. 33-14844), filed with the Securities and Exchange
            Commission.
     10.1   Redemption Agreement, dated June 13, 2002, between CC U.S.
            Ventures, Inc., and Continental Hospitality Holdings, LLC.
     10.2   Promissory Note, dated June 13, 2002, from Continental Hospitality
            Holdings, LLC, to CC U.S. Ventures, Inc.
     10.3   Guaranty Agreement, dated June 13, 2002, by Sherwood M. Weiser.
     10.4   Security and Pledge Agreement, dated June 13, 2002, between
            Sherwood M. Weiser and CC U.S. Ventures, Inc.
     12     Ratio of Earnings to Fixed Charges
     99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2   Certification of Chief Operating Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.3   Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

     We filed current reports on Form 8-K on June 20, 2002 (Items 5. and 7.) and on August 7, 2002 (Item 5.).


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CARNIVAL CORPORATION



Date: October 14, 2002                      BY /s/ Micky Arison
                                            Micky Arison
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer




Date: October 14, 2002                      BY /s/ Howard S. Frank
                                            Howard S. Frank
                                            Vice Chairman of the Board of
                                            Directors and Chief
                                            Operating Officer


Date: October 14, 2002                      BY /s/ Gerald R. Cahill
                                            Gerald R. Cahill
                                            Senior Vice President-Finance
                                            and Chief Financial and
                                            Accounting Officer


                                 CERTIFICATIONS



I, Micky Arison, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carnival
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 14, 2002



                                           By /s/ Micky Arison
                                           Micky Arison
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer




I, Howard S. Frank, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carnival
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 14, 2002



                                           By /s/ Howard S. Frank
                                           Howard S. Frank
                                           Vice Chairman of the Board of
                                           Directors and Chief
                                           Operating Officer




I, Gerald R. Cahill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carnival
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: October 14, 2002


                                       By /s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President-Finance
                                          and Chief Financial and
                                          Accounting Officer



                                                          EXHIBIT 10.1

                              REDEMPTION AGREEMENT


     THIS REDEMPTION AGREEMENT, dated as of the 13th day of June, 2002, is entered into by and among CC U.S. VENTURES, INC., a Delaware corporation ("Ventures"), and CONTINENTAL HOSPITALITY HOLDINGS, LLC, a Delaware limited liability company ("CHH").

     WHEREAS, Ventures owns, beneficially and of record a 55% membership interest in CHH (the "Membership Interest");

     WHEREAS, Ventures desires to sell, transfer and assign all of the Membership Interest and CHH desires to redeem all of the Membership Interest upon the terms and conditions and subject to the provisions hereinafter set forth.

     NOW, THEREFORE, for and in consideration of the mutual premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.	Redemption of Membership Interest.

	a.	Subject to the terms and conditions of this Redemption Agreement,
Ventures agrees to sell, transfer and assign to CHH the Membership Interest and CHH agrees to redeem from Ventures the Membership Interest.

	b.	At the Closing Ventures shall deliver to CHH an Assignment of
Membership Interest (the "Assignment") in CHH in a form attached hereto as Exhibit A sufficient to convey to CHH good and valid title to the Membership Interest free and clear of all, liens, charges, security interests, options, rights, encumbrances and claims of any kind or nature whatsoever, along with all right, title and interest in the Membership Interest. Additionally, at the Closing Ventures shall deliver the resignation of Mr. Howard S. Frank as managing member of CHH.

2.	Redemption Price; Closing; Tax Treatment.

a. The aggregate redemption price (the "Redemption Price") for the Membership Interest shall be Four Million Nine Hundred Thousand and 00/100 ($4,900,000.00) plus an amount calculated in lieu of interest thereon from January 1, 2002 to the Closing (the "Closing Fee"), plus the Contingent Items (defined below). The Redemption Price shall be paid upon the Closing by CHH delivering to Ventures $1,000,000 plus the Closing Fee in cash (the "Cash Portion") and a promissory note in the original principal amount of $3,900,000.00 in the form attached hereto as Exhibit B (the "Promissory Note"), the obligations of which shall be personally guaranteed by Karim Alibhai, Donald Lefton and Sherwood M. Weiser (the "Guarantors"), all of whom own (directly or indirectly) membership interests in CHH pursuant to a Guaranty Agreement, the forms of which are attached hereto as Exhibit C-1 and C-2 (collectively, the "Guaranty Agreements"). The Guaranty Agreements shall be secured by pledging the certain collateral, including a specified limited partnership interest in GB Hotel Partners, Ltd. to Ventures pursuant to a Security and Pledge Agreement in the form attached hereto as Exhibit D (collectively, the "Security Agreements").

	Payment of the Cash Portion of the Purchase Price shall be made by wire transfer of immediately available funds to an account in the United States pursuant to the payment instructions of Ventures attached hereto as Exhibit E.

	The "Contingent Items" shall mean the following, the actual values of which are not reasonably determinable as of the date hereof:

		(i)	47.48% interest in the amount received by CHH or its
subsidiaries or affiliates in connection with its claim against the Wampanoag Tribe of Gay Head, whether or not suit is filed;

		(ii)	47.48% interest in the amount of proceeds received by CHH or its subsidiaries or affiliates in connection with the complaint filed by
CCR of Lake Las Vegas Ltd. and CCR of Lake Las Vegas GP, Inc. in the
District Court of Clark County, Nevada, Case No. A424445 against Lake of
Las Vegas Joint Ventures and TransNevada Limited Partnership and
Transcontinental Properties, Inc. or any settlement thereof;

		(iii)	55% of (x) the amount by which the liability of CHH to
Wyndham International or its subsidiary ("Wyndham") is reduced below the calculated amount due to Wyndham, which as of January 1, 2002 was $3,683,738, less (y) the amount paid to Karim Alibhai pursuant to paragraph
1 of that certain letter agreement dated as of September 1, 2000 between Karim Alibhai, Sherwood M. Weiser, Donald E. Lefton, CRC Holdings, Inc., Gencom Asset Management Company, L.P. and Continental Gencom Holdings, LLC (which amount shall not exceed the lesser of $500,000 or one-third (1/3) of (x) above). The amount referred to in this subparagraph (iii) shall be referred to as the "Wyndham Amount"; and

		(iv)	47.48% of the fee received from the developer of the Royal
Palm Crowne Plaza Resort.

	CHH may deduct from the payment of each Contingent Item referred to in
(i), (ii) and (iv) above Ventures' applicable percentage of the reasonable third party (non-affiliate) costs and expenses incurred by CHH for services rendered after January 1, 2002 in pursuing the settlement and/or collection of such Contingent Item so long as CHH provides to Ventures a detailed accounting to support such costs and expenses.

	Upon resolution or settlement of the Contingent Item referred to in item (iii) above, the Wyndham Amount shall be deemed added to the principal amount of the Promissory Note and the principal payments due thereunder shall be adjusted ratably over the remaining term of the Promissory Note. At that time, CHH agrees to execute and deliver to Ventures a new promissory note reflecting this new amount and terms. Interest shall begin to accrue on the adjusted principal amount as of the date the Wyndham Amount is resolved or settled.

	In the event it is finally determined by CHH that it is not going to be successful collecting or resolving any one of the Contingent Items and all efforts to pursue such claim have ceased, then CHH shall provide Ventures with a detailed accounting to support all reasonable third party (non-affiliate) costs and expenses incurred in pursuing the Contingent
Item. The applicable percentage (either 47.48% or 55%) of such reasonable third party (non-affiliate) costs and expenses shall be payable by Ventures to CHH to the extent and in the manner as follows:

	First, the aggregate amount of such costs and expenses will be applied to reduce the principal amount due under the Promissory Note only if and to the extent the Wyndham Amount has been added to the principal amount of the Promissory Note and in no event (other than as set forth in the following paragraph) shall the aggregate of such costs and expenses exceed the Wyndham Amount. For purposes of clarity the parties understand that in no event shall the principal amount of the Promissory Note be reduced for any reason if the Wyndham Amount is $0;

	Second, if any of the Contingent Items referred to in (i), (ii) or
(iv) above have been paid to Ventures resulting in a positive cash payment (collectively, the "Other Cash Payments"), Ventures will reimburse CHH for such costs and expenses for an amount not to exceed the aggregate of the Other Cash Payments and the Wyndham Amount; and

	Third, any of such costs and expenses which exceed the aggregate of the Other Cash Payments and the Wyndham Amount shall not be payable by Ventures and CHH forfeits the right to any such reimbursement by Ventures.

	b.	The closing of the transactions contemplated hereby (the
"Closing") shall take place immediately following the execution of this Redemption Agreement at the offices of Ventures, 3655 N.W. 87th Avenue, Miami, Florida 33178, or at such other place as the parties may mutually agree upon.

	c.	Each party agrees that the value of Ventures' interest in the assets of CHH is equal to $4,900,000 plus the Closing Fee. Each party further agrees that the Cash Portion of the Redemption Price to be paid at Closing and all payments of principal under the Promissory Note will be classified as payments under Section 736(b) of the Internal Revenue Code of 1986, as amended (the "Code"), and will be treated as liquidating distributions by CHH in the year payments are actually made thereunder.
The issuance of the Promissory Note itself will not be treated as a distribution but merely as evidence of CHH's obligation to make liquidating distributions to Ventures in the future. All other payments made pursuant to this Redemption Agreement will be classified as payments under Section 736(a) of the Code.

	d.	CHH agrees to provide Ventures with detailed written status
reports regarding the Contingent Items by the 1st of each quarter beginning July 1, 2002 and continuing until all Contingent Items have been paid to Ventures or all efforts to pursue such claims have ceased. In addition, CHH shall provide Ventures with written notice within five (5) business days of CHH's (or its subsidiary or affiliate) resolution, settlement or receipt of any funds relating to any of the Contingent Items. All amounts due to Ventures relating to the Contingent Items shall be paid by CHH to Ventures within five (5) business days of CHH's (or its subsidiary or affiliate) receipt of funds relating to any of the Contingent Items (other than the Wyndham Amount) by wire transfer of immediately available funds to an account in the United States pursuant to the payment instructions of Ventures.

	e.	From time to time on request, CHH shall furnish Ventures with such information and documents, and provide access to the books, records, consultants, advisors and agreements of CHH, including any subsidiary or affiliate of CHH, as Ventures may reasonably require for the purpose of auditing and verifying the amounts due to Ventures in respect of the Contingent Items.

3.	Ventures' Representations and Warranties.  In order to induce CHH to enter into this Redemption Agreement, Ventures represents and warrants to CHH as follows:

	a.	Ventures has full power and authority to execute and deliver this
Redemption Agreement, and when fully executed and delivered, this Redemption Agreement will constitute a legal, valid and binding obligation of Ventures enforceable in accordance with its terms.

	b.	Except for the lien of Marriott International Capital
Corporation, the Membership Interest is owned by Ventures free and clear of any and all liens, charges, security interests, options, rights, encumbrances and claims of any kind or nature whatsoever, and the redemption, transfer and assignment of the Membership Interest, will be made free and clear of all liens, charges, security interests, options, rights, encumbrances and claims of any kind or nature whatsoever.

	c.	The execution and delivery of this Redemption Agreement, the consummation of the transactions contemplated hereby and the fulfillment of the terms and provisions hereof does not and will not constitute a default or conflict with, any material agreement, indenture or other instrument to which Ventures is bound; any judgment, decree, order or award of any court, government body or arbitrator to which Ventures is subject; any law, rule or regulation applicable to Ventures; or any charter documents relating to the Membership Interest.

	d.	Ventures hereby recognizes and acknowledges that the Redemption
Price has been reached as a result of arms-length negotiations between Ventures and CHH.

	e.	Ventures acknowledges that the Contribution Agreement dated as of
April 27, 2001 by and among Sherwood M. Weiser, Donald E. Lefton, Carnival Corporation ("CC") and certain other parties (the "Contribution Agreement") continues to be valid and enforceable against CC as of the date hereof and that neither it, nor CC or any of their respective affiliates is currently aware of having any claims or defenses relating to CC obligation thereunder.

4.	CHH's Representations and Warranties.  In order to induce Ventures to enter into this Redemption Agreement, CHH represents and warrants the following:

	a.	CHH has full power and authority to execute and deliver this
Redemption Agreement, and when fully executed and delivered, this Redemption Agreement will constitute a legal, valid and binding obligation of CHH enforceable in accordance with its terms.

	b.	The execution and delivery of this Redemption Agreement, the consummation of the transactions contemplated hereby and the fulfillment of the terms and provisions hereof does not and will not constitute a default or conflict with, any material agreement, indenture or other instrument to which CHH is bound; any judgment, decree, order or award of any court, government body or arbitrator to which CHH is subject; or any law, rule or regulation applicable to CHH; or any charter documents relating to the Membership Interest.

	c.	CHH hereby recognizes and acknowledges that the Redemption Price has been reached as a result of arms-length negotiations among Ventures and CHH.

	d.	CHH understands and acknowledges that the redemption and transfer of the Membership Interest pursuant to this Redemption Agreement has not been registered under the Securities Act of 1933, as amended (the
"Securities Act"), or any other applicable securities laws, and is intended to be exempt from registration under the Securities Act. The Membership
Interest which CHH is acquiring will be acquired solely for the account of CHH and is not being purchased with a view to effecting a public distribution within the meaning of the federal securities laws.

	e.	CHH is not relying on any representations or warranties, explicit or implied, from any party (including Ventures) in connection with the matters set forth in this Redemption Agreement, other than the express representations and warranties included in Section 3 hereof. CHH acknowledges that Howard S. Frank, an executive officer of Ventures' ultimate parent company, was designated by Ventures as a managing member of CHH. CHH further acknowledges that no information relating to CHH shall be attributed to Ventures (including Mr. Frank) based on any knowledge or information that may have come to the attention of Mr. Frank in his capacity as a managing member of CHH. CHH hereby waives and releases
Ventures from any and all claims, whether known or unknown, relating to the value of the Membership Interest. Notwithstanding the foregoing, CHH does not waive or release Ventures from any and all claims, whether known or unknown, arising from a breach of any representation or warranty of Ventures contained herein.

	f.	To the best of CHH's knowledge, after due inquiry, there are no claims or contingencies which CHH may have, whether or not entered on the books and records of CHH, to which CHH (or is subsidiaries or affiliates) may be entitled to collect or entitled not to pay for an amount in excess of $100,000.00, other than the Contingent Items.

5.	Mutual Release.  Each of CHH, its members and their respective affiliates and assigns (collectively for this Section 5, "CHH"), on the one hand, and CC, Ventures and their respective affiliates and assigns (collectively for this Section 5, "Ventures"), on the other hand, for and in consideration of the assignments of the Membership Interest from Ventures to CHH and other valuable consideration received, the receipt thereof is hereby acknowledged, does hereby release, acquit, satisfy, and forever discharge the other parties of and from all, and all manner of action and actions, cause and causes of action, suits, debts, dues, sums of money, accounts, contracts, controversies, agreements, promises, damages, judgments, executions, claims and demands whatsoever in law or in equity which any of the parties ever had, now has, or which any personal representative, successor, heir or assign of any such party hereafter can, shall or may have against any other party for, upon or by reason relating to CHH, CRC Holdings, Inc. ("CRC") and any of the transactions related by any of CHH, CRC or any of their affiliates. However, without regard to the foregoing, nothing herein shall relieve (i) any of the parties from any obligations or rights under this Agreement or any of the other agreements executed in connection herewith (including the Promissory Note, the Guaranty Agreements, or the Security Agreements) or under the Contribution Agreement, (ii) any of the parties from acts of fraud, gross negligence or willful misconduct, or (iii) Mr. Weiser from any obligations he may have as a member of the Board of Directors of CC (provided, however, Ventures and CC acknowledge that as of the date hereof they are not aware of any claims against Mr. Weiser and they further acknowledge that they are not aware of any claims relating to CC's ownership in CRC and CHH and Mr. Weiser's ownership and management of such entities).

6.	Survival of Representations and Warranties.  All representations, warranties, covenants, and agreements of the parties made in this Redemption Agreement shall survive the execution of this Redemption Agreement and the consummation of the transactions contemplated in this Redemption Agreement.

7.	Waiver.  No waiver of any breach of any term or condition of this
Redemption Agreement shall be deemed to be a waiver of any subsequent breach of any term or condition of a like or different nature.

8.	Severability.  If any provision of this Redemption Agreement shall be held invalid or unenforceable, such invalidity or unenforceability shall not, if possible, affect the validity or enforceability of any other provision of this Redemption Agreement, and this Redemption Agreement shall, if possible, be construed and enforced in all respects as if such invalid or unenforceable provision had not been contained in this Redemption Agreement.

9.	Draftsmanship.  The fact that one of the parties may have drafted or structured any provision of this Redemption Agreement shall not be considered in construing the particular provision either in favor of, or against, such party.

10.	Notices.  Any and all notices, designations, consents, offers, acceptances, or any other communication provided for in this Redemption Agreement shall be given in writing by registered or certified mail or by overnight courier service, which shall be addressed to the parties as follows:


     If to Ventures:               c/o Carnival Corporation
                                   3655 N.W. 87 Avenue
                                   Miami, Florida  33178
                                   Attn:  Gerald R. Cahill

     With a copy to:               c/o Carnival Corporation
                                   3655 N.W. 87 Avenue
                                   Miami, Florida  33178
                                   Attn:  Arnaldo Perez, Esq.

      If to CHH:                   3250 Mary Street
                                   Suite 500
                                   Miami, Florida  33133
                                   Attn:  Sherwood Weiser
                                   and Donald Lefton

      With a copy to:              Stearns Weaver Miller Weissler
                                   Alhadeff & Sitterson, P.A.
                                   150 West Flagler Street
                                   Miami, Florida  33130
                                   Attn:  Richard E. Schatz, Esq.


11.	Further Assurances.  The parties will, upon reasonable request, execute and deliver all such further assignments, endorsements and other documents as may be necessary in order to perfect the redemption by CHH of the Membership Interest.

12.	Entire Agreement; No Oral Modification.  This Redemption Agreement
contains the entire agreement among the parties hereto with respect to the purchase and sale of the Membership Interest and supersedes all prior agreements and understandings with respect thereto and may not be amended or modified except in a writing signed by all of the parties hereto.

13.	Binding Effect; Benefits.  This Redemption Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, successors and assigns; however, nothing in this Redemption Agreement, expressed or implied, is intended to confer any benefit on any other person other than the parties hereto, their respective successors or assigns.

14.	Counterparts.  This Redemption Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

15.	Governing Law.  This Redemption Agreement shall be governed by, and construed and enforced in accordance with the laws of the United States and the State of Florida, both substantive and remedial. Exclusive venue and jurisdiction for any action arising hereunder shall lie in the competent court of jurisdiction located in Miami-Dade County, Florida, and the parties specifically agree to submit to such jurisdiction and waive any objections to such venue.

16.	Headings.  The section headings herein are included for convenience only and are not to be deemed a part of this Redemption Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Redemption Agreement as of the date first written above.

                                    CC U.S. VENTURES, INC.


                                    By: /s/Howard S. Frank
                                    Howard S. Frank
                                    Title: Vice President and Treasurer


                                    CONTINENTAL HOSPITALITY HOLDINGS, LLC


                                    By: /s/Sherwood M. Weiser
                                    Sherwood M. Weiser
                                    Title: Managing Member


                                                               EXHIBIT 10.2

                             PROMISSORY NOTE

$3,900,000.00                                     Dated as of June 13, 2002

1. For value received, CONTINENTAL HOSPITALITY HOLDINGS, LLC, a Delaware limited liability company (the "Borrower"), promises to pay to the order of CC U.S. VENTURES, INC., a Delaware corporation (the "Lender"), in installments as hereinafter set forth, at the office of the Lender located at 3655 N.W. 87th Avenue, Miami, Florida 33178 (or at such other office or location as the Lender shall specify to the Borrower in writing from time to time), the principal sum of Three Million Nine Hundred Thousand Dollars ($3,900,000.00) (the "Loan"), in lawful money of the United States of America, and to pay interest on the unpaid principal balance hereof in like money at such office from the date hereof until the principal hereof shall have become due and payable by acceleration or otherwise, at a fixed rate per annum equal to 5%.

      2. This Note has been issued by the Borrower pursuant to the Redemption Agreement dated as of the date hereof between the Borrower and the Lender (the "Redemption Agreement"). This Note is secured by the joint and several personal guarantees of Sherwood M. Weiser ("Mr. Weiser"), Karim Alibhai and Donald Lefton (collectively, the "Guarantors") evidenced by those certain Guaranty Agreements executed by each of the Guarantors and dated as of the date hereof (the "Guaranty Agreements"). All capitalized terms used in this Note and not otherwise defined herein shall have the respective meaning as set forth in the Redemption Agreement, the terms of which are incorporated herein by reference.

     3. Unless earlier paid pursuant to the terms set forth below, the principal amount of this Note shall be payable in nine equal semiannual installments on each April 1, and October 1, commencing on April 1, 2003 with the last principal payment due April 1, 2007, at which time all unpaid principal and accrued interest hereunder shall be due and payable in full.
 Accrued and unpaid interest shall be due and payable in quarterly installments on the first day of each January, April, July, and October, with the first payment of interest due July 1, 2002 and the last interest payment to be due and payable on April 1, 2007.

     4. This Note may be prepaid from time to time, without premium or penalty, with such prepayments being applied in the following order: first, to all accrued interest and second, to all outstanding principal in the inverse order of maturity.

     5. Late Charge. A late charge of five percent (5%) of any payment required hereunder shall be imposed on each and every payment, including the final payment due hereunder, not received by the Lender within ten (10) days after it is due. The late charge is not a penalty, but liquidated damages to defray administrative and related expenses due to such late payment. The late charge shall be immediately due and payable and shall be paid by the Borrower to the Lender without notice or demand. This provision for a late charge is not and shall not be deemed a grace period, and Lender has no obligation to accept a late payment. Further, the acceptance of a late payment shall not constitute a waiver of any default then existing or thereafter arising in this Note.

     6. Prior to the occurrence of an Event of Default (as hereinafter defined), any payments received by Lender shall be applied first to accrued and unpaid interest and then to the outstanding principal amount of this Note. Upon the occurrence of an Event of Default, all payments hereunder shall first be applied to costs pursuant to Section 9, then to interest and the remainder to principal.

     7. Upon the occurrence of an Event of Default, this Note shall bear interest at the rate of fifteen percent (15%) per annum, until paid (the "Default Rate").

     8. All payments by the Borrower under this Note shall be made without setoff or counterclaim and in such amounts as may be necessary in order that all payments, after deduction or withholding for or on account of any present or future taxes, levies, imposts, duties or other charges of whatsoever nature imposed by any government or any political subdivision or taxing authority thereof (collectively the "Taxes"), shall not be less than the amounts otherwise specified to be paid under this Note.
Notwithstanding anything to the contrary contained in this paragraph, the Borrower shall not be liable for the payment of any tax on or measured by net income imposed on the Lender pursuant to the income tax laws of the United States or by the jurisdiction under the laws of which the Lender is organized or is or should be qualified to do business or any political subdivision thereof. The Borrower shall further pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Note or any of the other documents evidencing and/or securing the Loan (herein referred to as "Other Taxes"). The Borrower shall pay all Taxes and Other Taxes when due (and indemnify the Lender against any liability therefor) and shall promptly (and in any event not later than 30 days thereafter) furnish to the Lender any certificates, receipts and other documents which may be required (in the judgment of the Lender) to establish any tax credit to which the Lender may be entitled. The Borrower shall indemnify the Lender for the full amount of Taxes and Other Taxes (including, without limitation, any Taxes and Other Taxes imposed by any jurisdiction on amounts payable under this paragraph) paid by the Lender or any liability (including interest and penalties) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Without prejudice to the survival of any other agreement of the Borrower hereunder, the obligations of the Borrower under this paragraph shall survive the termination of this Note and the repayment of the Loan. The Borrower and Lender acknowledge that the principal amount of this Promissory Note may be increased or decreased pursuant to Section 2 of the Redemption Agreement.

     9. Upon the happening of any of the following events (herein referred to as an "Event of Default"), all liabilities of the Borrower to the Lender, evidenced by this Note, shall thereupon or thereafter, at the option of the Lender, without notice or demand, become immediately due and payable:

	(a)	failure of the Borrower or any Guarantor to (i) perform any
agreement, obligation or covenant contained in this Note, in the Redemption Agreement, in any of the Guaranty Agreements or under any other instrument or agreement evidencing, securing and/or guaranteeing the obligations and indebtedness of the Borrower to the Lender evidenced by this Note, or (ii) to pay in full, when due, any liability whatsoever or any principal installment or interest payment due under this Note or (iii) to pay promptly any amounts owed by Borrower to Lender under that certain Redemption Agreement, and in each case, any such failure shall remain unremedied for ten (10) days after written notice thereof shall have been given to the Borrower by the Lender;

(b)	the Borrower or Mr. Weiser shall (i) make an assignment for the benefit of creditors, petition or apply to any court or other tribunal for the appointment of a custodian, receiver or any trustee or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or if there shall have been filed any such petition or application, or any such proceeding shall have been commenced against the Borrower or Mr. Weiser in which an order for relief is entered or which remains undismissed for a period of thirty
(30) days or more; the Borrower or Mr. Weiser, by any act or omission shall indicate consent to, approval of or fail to timely object to any such petition, application or proceeding or order for relief or the appointment of a custodian, receiver or any trustee or shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of thirty (30) days or more; (ii) admit in writing its inability to pay its debts as they mature; or (iii) have concealed, removed or permitted to be concealed or removed any part of its properties or assets, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a fraudulent transfer of any of its property under any bankruptcy, fraudulent conveyance or similar law; or (iv) be "insolvent", as such term is defined in the federal bankruptcy code of the United States or under the laws of the jurisdiction in which the Borrower is incorporated or does business or Mr. Weiser resides;

	(c)	the issuing of any attachment or garnishment against any property of the Borrower or any Guarantor pledged to secure the obligations of the Borrower to the Lender evidenced by this Note or the obligations of any Guarantors under the Guaranty Agreements, or the filing of any lien against any property of the Borrower or any Guarantor pledged to secure the obligations of the Borrower to the Lender evidenced by this Note or the obligations of the Guarantor to the Lender evidenced by the Guaranty
Agreements, in either of which case is not cured, bonded or released within thirty (30) days following notice thereof from the Lender to the Borrower or the Guarantor, as the case may be;

	(d)	the taking of possession of any substantial part of the property of the Borrower or Mr. Weiser at the instance of any governmental authority;

	(e)	the death of Mr. Weiser; provided, however, that the death of Mr.
Weiser shall not constitute an Event of Default if, within sixty (60) days of the opening of the estate of Mr. Weiser (the "Estate"), the Estate or another party reasonably acceptable to the Lender, by written instrument acceptable to the Lender becomes a substitute guarantor, and upon the Estate distributing its assets, a substitute guarantor reasonably acceptable to the Lender is provided to the Lender (all costs incurred by the Lender in connection with the preparation and delivery of any documentation relating to the foregoing shall be borne solely by the Borrower);

	(f)	any warranty, representation, certificate or statement of the
Borrower or any Guarantors (whether contained in this Note or not), including, without limitation, the representations, warranties and statements contained in the Redemption Agreement, in the Certificate of Borrower and in the Certificate of Guarantors dated as of the date hereof, pertaining to or in connection with this Note or the loan evidenced by this Note is not true in any material respect and any such failure shall remain unremedied to the reasonable satisfaction of the Lender for ten (10) days after written notice thereof shall have been given to the Borrower by the Lender;

	(g)	any Guarantor further granting of a security interest in any of the
Collateral, without the prior written consent of the Lender;

(h) the occurrence of a default not cured within the applicable grace period under any of the Security Agreements executed by the Guarantors;

(i) a default not cured within the applicable grace period or waived under any loan from Marriott International Capital Corporation to G.B. Hotel Partners, Ltd;
(j) the occurrence of a default not cured or waived within the applicable grace period under that certain Pledge and Security Agreement dated as of July 10, 2001 by and among Key Resort, Inc., GB (Key Biscayne) Operating Corporation, the limited partners of G.B. Hotel Partners, Ltd. and Marriott International Capital Corporation;

(k) G.B. Hotel Partners Ltd. (the "Partnership") shall sell or transfer, or otherwise dispose of its interest in the Key Biscayne Ritz-Carlton (the "Project");

(l) Any Guarantor shall sell or transfer, or otherwise dispose of its interest in the Collateral; or

(m) the occurrence of a default, not cured or waived within the applicable grace period, with respect to any mortgage encumbering the Project.

     The Borrower agrees to pay all costs incurred by any holder hereof, including reasonable attorneys' fees (including those for appellate proceedings), incurred in connection with any Event of Default, or in connection with the collection or attempted collection or enforcement hereof, or in connection with the protection of any collateral given as security for the payment hereof, whether or not legal proceedings may have been instituted.

     10. The Borrower hereby waives presentment for payment, demand, protest, notice of dishonor, notice of acceleration of maturity, and all defenses on the ground of extension of time for payment hereof, and agrees to continue and remain bound for the payment of principal, interest and all other sums payable hereunder, notwithstanding any change or changes by way of release, surrender, exchange or substitution of any security for this Note or by way of any extension or extensions of time for payment of principal or interest; and the Borrower waives all and every kind of notice of such change or changes and agree that the same may be made without notice to or consent of him.

     11. Rights and remedies of the holder as provided herein shall be cumulative and concurrent and may be pursued singularly, successively or together at the sole discretion of the holder, and may be exercised as often as occasion therefor shall occur, and the failure to exercise any such right or remedy shall in no event be construed as a waiver or release of the same.

     12. No failure on the part of Lender to exercise any right or remedy hereunder, whether before or after the happening of an Event of Default shall constitute a waiver thereof, and no waiver of any past default shall constitute a waiver of any future default or of any other default. No failure to accelerate the debt evidenced hereby by reason of default hereunder, or acceptance of a past due installment, or indulgence granted from time to time shall be construed to be a waiver of the right to insist upon prompt payment thereafter or to impose late charges retroactively or prospectively, or shall be deemed to be a novation of this Note or as a reinstatement of the debt evidenced hereby or as a waiver of such right or acceleration or any other right, or be construed so as to preclude the exercise of any right that Lender may have, whether by the laws of the State of Florida, by agreement, or otherwise; and the Borrower hereby expressly waives the benefit of any statute or rule of law or equity that would produce a result contrary to or in conflict with the foregoing. This Note may not be changed orally, but only by an agreement in writing signed by the party against whom such agreement is sought to be enforced.

     13. Anything herein to the contrary notwithstanding, the obligations of the Borrower under this Note shall be subject to the limitation that payments of interest to the Lender shall not be required to the extent that receipt of any such payment by the Lender would be contrary to provisions of law applicable to the Lender (if any) which limit the maximum rate of interest which may be charged or collected by the Lender; provided, however, that nothing herein shall be construed to limit the Lender to presently existing maximum rates of interest, if an increased interest rate is hereafter permitted by reason of applicable federal or state legislation. In the event that the Borrower makes any payment of interest, fees or other charges, however denominated, pursuant to this Note, which payment results in the interest paid to the Lender to exceed the maximum rate of interest permitted by applicable law, any excess over such maximum shall be applied in reduction of the principal balance owed to the Lender as of the date of such payment, or if such excess exceeds the amount of principal owed to the Lender as of the date of such payment, the difference shall be paid by the Lender to the Borrower.

     14. In the event of the loss, theft or destruction of this Note, upon Borrower's receipt of a reasonably satisfactory indemnification agreement executed in favor of Borrower by the party who held this Note immediately prior to its loss, theft or destruction, or in the event of the mutilation of this Note, upon Lender's surrender to the Borrower of the mutilated Note, Borrower shall execute and deliver to such party or Lender, as the case may be, a new promissory note in form and content identical to this
Note in lieu of the lost, stolen, destroyed or mutilated Note.

     15. This Note shall be binding on and enforceable on and against the Borrower and its successors and assigns.

     16. This Note shall be governed by and construed in accordance with the laws of the State of Florida.

     17. The captions of sections of this Note are for convenient reference only, and shall not affect the construction or interpretation of any of the terms and provisions set forth in this Note.

     18. If any provision or portion of this Note is declared or found by a court of competent jurisdiction to be unenforceable or null and void, such provision or portion thereof shall be deemed stricken and severed from this Note, and the remaining provisions and portions thereof shall continue in full force and effect.

     19. This Note may not be amended, extended, renewed or modified nor shall any waiver of any provision hereof be effective, except by an instrument in writing executed by an authorized officer of the Lender. Any waiver of any provision hereof shall be effective only in the specific instance and for the specific purpose for which given.

     20. THE RELATIONSHIP BETWEEN BORROWER AND LENDER IS, AND AT ALL TIMES SHALL REMAIN, SOLELY THAT OF DEBTOR AND CREDITOR, AND SHALL NOT BE, OR BE CONSTRUED TO BE, A JOINT VENTURE, EQUITY VENTURE, PARTNERSHIP OR OTHER RELATIONSHIP OF ANY NATURE.

     21 THE BORROWER HEREBY, AND THE LENDER BY ITS ACCEPTANCE OF THIS NOTE, KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO
A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE AND ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF EITHER PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE LENDER MAKING THE LOAN EVIDENCED
BY THIS NOTE.


               [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]



     IN WITNESS WHEREOF, the Borrower has caused this Note to be executed as of the date first above written.

                        CONTINENTAL HOSPITALITY HOLDINGS, LLC



                        By:/s/ Sherwood M. Weiser
                        Sherwood M. Weiser
                        Title:  Managing Member


                                                                 EXHIBIT 10.3

                               GUARANTY AGREEMENT

This absolute and unconditional guaranty (this "Guaranty Agreement") given by Sherwood M. Weiser (the "Guarantor"), to induce CC U.S. VENTURES, INC., a Delaware corporation ("Ventures"), to extend credit to or otherwise become or remain the creditor of CONTINENTAL HOSPITALITY HOLDINGS, LLC, a Delaware limited liability company ("CHH").

WITNESSETH:


     WHEREAS, contemporaneously with the execution of this Guaranty Agreement, CHH entered into a Redemption Agreement dated as of the date hereof between Ventures and CHH (the "Redemption Agreement") and Ventures agreed to accept a promissory note in the original principal amount of $3.9 million from CHH (the "Promissory Note") as provided for in the Redemption Agreement (the "Redemption Transaction");

     WHEREAS, the Guarantor owns a membership interest in CHH and will benefit substantially from the Redemption Transaction. Immediately following the Redemption Transaction, the Guarantor will own 25.25% membership interest in CHH;

     WHEREAS, as a material inducement to Ventures to enter into the Redemption Transaction and accept the Promissory Note, the Guarantor has agreed to issue in favor of Ventures this Guaranty Agreement pursuant to which the Guarantor guarantees all of the Obligations (defined below);

     WHEREAS, as further inducement to Ventures to enter into the Redemption Transaction and accept the Promissory Note, Karim Alibahi and Donald Lefton (collectively, the "Other Guarantors") have agreed to issue in favor of Ventures guaranty agreements pursuant to which they guarantee certain of the Obligations; and

     WHEREAS, the Guarantor has agreed to grant a continuing lien on the Collateral (defined in that certain Security and Pledge Agreement dated as of the date hereof between Guarantor and Ventures (the "Security and Pledge Agreement")) to secure their obligations under this Guaranty Agreement as further provided in the Security and Pledge Agreement.

     NOW, THEREFORE, in consideration of the foregoing, the Guarantor does hereby agree with Ventures as follows:

1. Obligation of the Guarantor. The Guarantor irrevocably, absolutely and unconditionally guarantees to Ventures, its successors and assigns (whether collateral assigns or otherwise), the prompt and full payment in United States currency and performance of any and every of the Obligations (defined below), whether due at maturity, acceleration or otherwise, together with all attorneys' fees, costs and expenses of collection whether suit be brought or not, including costs, expenses and attorneys' fees on appeal if an appeal is taken from any suit, incurred by Ventures, in connection with any matter covered by this Guaranty Agreement, and agrees in the event CHH fails to fully and timely perform any of said Obligations to fully and timely perform same immediately upon demand. "Obligations" means all loans, advances, debts, liabilities and obligations owing by CHH to Ventures under the Promissory Note and the Redemption Agreement, and all covenants and duties regarding such amounts, of any kind or nature, present or future, arising under the Promissory Note or the Redemption Agreement and any related document or agreement. The term "Obligations" includes, without limitation, (i) all principal and interest (including all interest which accrues after the commencement of any case or proceeding in bankruptcy after the insolvency of, or for the reorganization of CHH, whether or not allowed in such proceeding), (ii) all costs of collection, and (iii) all other fees, charges, expenses, attorneys' fees and any other sum chargeable to CHH under the Promissory Note, the Redemption Agreement or any related document or agreement.

2. Consent to Ventures' Acts. The Guarantor consents, without affecting in any way the Guarantor's liability to Ventures hereunder, that Ventures may, without notice to or consent of the Guarantor and upon such terms as it may deem advisable and with or without consideration and after notice of cancellation is received by Ventures: (a) extend, in whole or in part, by renewal or otherwise, and as often as Ventures may wish, the time of payment of any indebtedness owing by CHH, to Ventures, or held by Ventures as security for any such obligation; (b) release, surrender, exchange, modify, impair, or extend the period of duration, or the time for performance or payment, of any collateral securing any obligation of CHH to Ventures; (c) settle or compromise any claim of Ventures against CHH, or against any other person, firm or corporation, whose obligation is held by Ventures as collateral security for any obligation of CHH to Ventures; (d) release in whole or in part any person liable for the payment of any Obligation, including, but not limited to, any of the other guarantors or any person liable as an endorser, guarantor or judgment debtor (if Ventures obtains a judgment on any of the Obligation) of the Obligation and, in any event, such release shall not affect the liability of the Guarantor for the entire amount of any and every of the Obligation; (e) proceed against the Guarantor without first proceeding against or joining CHH or any guarantor or any endorser of any note or other agreement evidencing the Obligations, or any property securing the payment or performance of the Obligations; and
(f) generally deal with CHH or any of the security for the Obligations or other person or party as Ventures may see fit. Further, Ventures shall not be under any obligation whatsoever to obtain or perfect or to maintain the perfection of any security interest or other lien on property to secure indebtedness of CHH to Ventures or the obligations of the Guarantor hereunder and Ventures shall have no obligation to, and shall not have any liability for failing to, obtain or perfect or to maintain the perfection of any security interest or lien on property to secure indebtedness of CHH or the obligations of the Guarantor hereunder. Any failure of Ventures to obtain and perfect or to maintain the perfection of any security interest or lien shall not affect in any way whatsoever the obligation of the Guarantor to Ventures under this Guaranty Agreement. The Guarantor hereby ratifies and confirms any such extension, renewal, release, surrender, exchange, modification, impairment, settlement, or compromise, and all such actions shall be binding upon the Guarantor who hereby waive all defense, counterclaims, or offsets which the Guarantor might have by reason thereof.

3.  Covenants.  The Guarantor covenants as follows:

a.	 The Guarantor shall provide (or cause CHH to provide) Ventures with quarterly reports regarding the status of the working capital loan (the "Marriott Loan") from Marriott International Capital
Corporation to G.B. Hotel Partners, Ltd. ("GBHP"), including the amount of principal and interest outstanding.

b. The Guarantor shall provide Ventures with written notice within ten(10) days of the occurrence of any of the following:

(i)	Any amendment of any documents relating to the Marriott
Loan;
(ii)	The satisfaction of the Marriott Loan;
(iii)	Any notice, report, threat or other information
regarding the failure of GBHP or any of its property failing to materially comply with all applicable laws, rules,
regulations and orders or to pay when due all taxes,
assessments and governmental charges imposed upon it or upon its property;
(iv)	Any event which is or may become a default or breach of
GBHP's obligations under the documents relating to the
Marriott Loan or results in a default or event of default thereunder, or any event which materially adversely affects
GBHP's ability to fully perform any of its obligations under the documents relating to the Marriott Loan, or any event
which has occurred and is continuing under thy material
agreement to which GBHP or any of its subsidiaries is a
party;
(v)	As soon as they become available, but in any event within
120 days after the end of each of its fiscal years, a copy
of the financial statements of GBHP; and
(vi)	From time to time on request, such information and documents as Ventures may reasonably request.

c. The Guarantor shall ensure that GBHP shall not (i) obtain additional financing or (ii) refinance any of its existing or future indebtedness, unless (a) with regard to a refinancing, there is no increase in the aggregate principal amount outstanding immediately prior to such refinancing; or (b) the value of the Collateral immediately following any such financing or refinancing is reasonably acceptable to Ventures. For purposes this Section 3.c., the value of the Collateral shall be deemed reasonably acceptable if the Collateral value equals at least the Minimum Value (defined below) based upon an independent third party appraisal and such appraiser and appraisal is reasonably acceptable to Ventures. "Minimum Value" means (x) prior to the effectiveness of the Security and Pledge Agreement as provided in Section 3 thereof, three times the amount outstanding under the Promissory Note and (y) following effectiveness of the Security and Pledge Agreement as provided in Section 3 thereof, two times the amount outstanding under the Promissory Note.

d. The Guarantor shall not sell, transfer, encumber or otherwise dispose of its interest in the Collateral.

e. The Guarantor shall ensure that GBHP shall not sell or otherwise dispose of its interest in the Ritz-Carlton Hotel located in
Key        Biscayne, Florida.

f.   Upon the occurrence of any of the following events described in
(i) - (iii) below, the Guarantor shall immediately, and in no event not later than 30 days following the occurrence of any one of these events (which event shall have continued and not have been dismissed during such period), provide or shall cause CHH to provide additional collateral for the Obligations, the form and value of which shall be reasonably acceptable to Ventures:

(i)	Any of the Other Guarantors shall (A) make an assignment for the benefit of creditors, petition or apply to any court or other tribunal for the appointment of a custodian, receiver or any trustee or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or if there shall have been filed any such petition or application, or any such proceeding shall have been commenced against any of the Other Guarantors in which an order for relief is entered; any of the Other Guarantors, by any act or omission shall indicate consent to, approval of or fail to timely object to any such petition, application or proceeding or order for relief or the appointment of a custodian, receiver or any trustee; (B) admit in writing his inability to pay his debts as they mature; or (C) have concealed, removed or permitted to be concealed or removed any part of his properties or assets, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a fraudulent transfer of any of his property under any bankruptcy, fraudulent conveyance or similar law; or (D) be "insolvent", as such term is defined in the federal bankruptcy code of the United States or under the laws of the jurisdiction in which the Borrower is incorporated or does business or either of the Other Guarantors reside;

(ii)	the taking of possession of any substantial part of the
property of any of the Other Guarantors at the instance of any governmental authority;

(iii)	the death of any of the Other Guarantors;

4. Waivers by Guarantor. The Guarantor waives: (a) notice of acceptance of this Guaranty Agreement by Ventures; (b) notice of presentment, demand of payment, notice of dishonor or protest of any of the Obligations or the obligation of any person, firm, or corporation held by Ventures as collateral security for CHH's obligation; (c) notice of the failure of any person, firm or corporation to pay to Ventures any indebtedness held by Ventures as collateral security interest or lien on property to secure any indebtedness to CHH; (d) failure of Ventures to obtain and perfect or maintain the perfection or priority of any security interest or lien on property to secure any indebtedness of CHH or the obligations of the Guarantor hereunder; (e) all defenses, offsets and counterclaims which the Guarantor may at any time have to any claim of Ventures against CHH; (f) notice of any default by CHH or any pledgor, grantor of security, or any guarantor; (g) any other notices to which the Guarantor may otherwise be entitled; (h) any right or claim of right to cause a marshalling of any of CHH's assets or the assets of any other party now or hereafter held as security for the Obligations, and waives the benefit of any statute of limitations affecting the liability of the Guarantor hereunder.

5. Remedies of Ventures. This is a guaranty of payment and not of collection. Ventures may at its option proceed in the first instance against the Guarantor to collect any obligation covered by this Guaranty Agreement, without first proceeding against CHH for the Obligations, or any other person, firm or corporation liable for the Obligations, and without first resorting to any property at any time held by Ventures as collateral security for the Obligations or the obligations under this Guaranty Agreement and without any marshalling of assets whatsoever.

     The liability of the Guarantor under this Guaranty Agreement is absolute and unconditional, without regard to the liability of any other person, and shall not in any manner be affected by reason of action taken or not taken by Ventures, which action or inaction is herein consented and agreed to, nor by the partial or complete unenforceability or invalidity of any other guaranty or surety agreement, pledge, assignment or other security for any of the Obligation or the obligations under this Guaranty Agreement. No delay in making demand on the Guarantor for satisfaction of their liability hereunder shall prejudice Ventures' right to enforce such satisfaction. All of Ventures' rights and remedies shall be cumulative and any failure of Ventures to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any time, and from time to time, thereafter.

6. Bankruptcy of CHH. Notwithstanding that this Guaranty Agreement may have been cancelled and/or returned to the Guarantor, to the extent CHH has made any payments to Ventures within the ninety (90) day period following the date this Guaranty Agreement was so cancelled, and the Guarantor was obligated under this Guaranty Agreement for said payments, the liability of the Guarantor hereunder shall at all times continue for the amounts so paid by CHH to Ventures. If, for any reason, (e.g. bankruptcy, or otherwise), Ventures is not permitted to retain the payments so made by CHH during said ninety (90) day period, the Guarantor shall be liable under this Guaranty Agreement for the amount of such payments as if this Guaranty Agreement had never been cancelled and Ventures shall be entitled to recover said amount so paid by CHH within said ninety (90) day period. Anything in this Guaranty Agreement to the contrary notwithstanding, if at any time this Guaranty Agreement is to be cancelled, Ventures may retain the Guaranty Agreement for a period of one hundred twenty (120) days after the date the Guaranty Agreement is to be so cancelled and in the event no bankruptcy petition has been filed by or against CHH for the ninety (90) day period following the date this Guaranty Agreement is to be cancelled, then, in that event, this Guaranty Agreement shall be returned to the Guarantor.
If, however, a bankruptcy petition has been filed by or against CHH during said ninety (90) day period, and CHH has made payments to Ventures during said (90) day period, this Guaranty Agreement shall not be cancelled and/or returned to the Guarantor unless and until a decision by a court of competent jurisdiction, or other agreement has been entered or reached, pursuant to which Ventures shall be entitled to retain all such monies paid during said ninety (90) day period. If, as set for the above, Ventures is obligated to return to CHH any monies so paid during said ninety (90) day period and such monies are actually returned to CHH, this Guaranty Agreement shall not be cancelled (notwithstanding it being marked "Cancelled" and returned to the Guarantor) and the Guarantor shall continue to be liable to Ventures for all monies paid during said ninety (90) day period. If Ventures shall have marked this Guaranty Agreement "Cancelled" and/or returned this Guaranty Agreement to the Guarantor, and under the provisions of this paragraph 2, the Guarantor has continuing liability to Ventures for certain amounts which Ventures has or is obligated to return to CHH, then, in such case, Ventures may enforce its rights under this Guaranty Agreement upon any copy of this Guaranty Agreement notwithstanding the fact that the original of this Guaranty Agreement may have been marked "Cancelled" and/or returned to the Guarantor.

7. Construction and Benefit. This Guaranty Agreement is delivered and made in, and shall be construed pursuant to and governed by, the laws of the State of Florida, and is binding upon the Guarantor and his legal representatives and successors, and shall inure to the benefit to Ventures, its successors and assigns.

8. Miscellaneous. In the event it becomes necessary for Ventures to exercise its rights under this Guaranty Agreement, whether suit be brought or not, the Guarantor shall be liable for all costs and attorneys' fees incurred by Ventures, including costs and attorneys' fees incurred by Ventures on appeal. To the extent the Guarantor is obligated to make any payments to Ventures under this Guaranty Agreement, Ventures may offset and retain in payment of said amounts any and all monies of the Guarantor in the possession of Ventures at any time. In the further event Ventures obtains a final judgment against the Guarantor upon this Guaranty Agreement, the judgment shall bear interest not at the judgment rate but at the highest rate permitted by applicable law from time to time in effect at the time of said judgment. Further, the Guarantor agrees that the proper venue for any action that may be brought under this Guaranty Agreement, in addition to any other venue permitted by law, shall be in Miami-Dade County, Florida. The liability of the Guarantor shall be joint and several. This Guaranty Agreement shall be a continuing one and shall be binding upon the Guarantor regardless of how long before or after the date hereof any of the Obligations were or are incurred. The term "Ventures" shall be deemed to include any individual, partnership or corporation acting as its nominee or agent, and any of its corporate subsidiaries or affiliates, the stock or interest of which is owned or controlled, directly or indirectly, by it or by any affiliate of Ventures. The term "CHH" shall include (a) any successor individual or individuals, association, partnership, corporation or other entity to which all or substantially all of the business or assets of said CHH shall have been transferred, (b) any new partnership which shall have been created by reason of the admission of any new partner or partners therein and/or the dissolution of the existing partnership by death, resignation or other withdrawal of any partner, and
(c) any other corporation into or with which CHH shall have been merged, consolidated, reorganized, purchased or absorbed.

9. Complete Agreement. The whole of this Guaranty Agreement is herein set forth and there is no verbal or other written agreement, and not understanding or custom affecting the terms hereof. This Guaranty Agreement can be modified only by a written instrument signed by the party to be charged therewith.

10. Subordination. Upon the occurrence and continuance of an Event of Default (as defined under the Promissory Note):

a.	All rights and claims of the Guarantor (collectively the
"Guarantor Claims") against CHH or any of CHH's property now or hereafter existing shall be subordinate and subject in right of payment to the prior payment in full of and the performance of all of the Obligations.
b.	Until the Obligations have been paid and performed in full and the Guarantor shall have performed all of the Guarantor's obligations hereunder, the Guarantor shall not receive or collect, directly or indirectly, from CHH or any other party any payment upon the Guarantor Claims, nor seek to realize upon any collateral securing such Guarantor Claims. Notwithstanding the foregoing, if the Guarantor should receive any such payment, the Guarantor agrees to hold same in trust for Ventures and agrees that the Guarantor shall have absolutely no rights in or to or dominion over such payments except to pay them promptly to Ventures and the Guarantor hereby covenant to do so.

11. Grant of Security Interest. To secure the prompt payment and performance of the Obligations, the Guarantor grants to Ventures a continuing first lien security interest in the Guarantor Claims and in all property of the Guarantor delivered concurrently herewith or now, or at any time hereafter in the possession of Ventures, and all proceeds of all such property. The Guarantor agrees that Ventures shall have the rights and remedies of a secured party under the Uniform Commercial Code-Secured Transactions as adopted by the State of Florida with respect to all of the aforesaid property, including, without limitation, the right to sell or otherwise dispose of any or all of such property. Ventures may, without further notice to anyone, apply or set off any balances, credits, deposits, accounts, monies or other indebtedness at any time created by or due from Ventures to the Guarantor against the amounts due hereunder. Any notification of intended disposition of any property required by law shall be deemed reasonably and properly given if given at least five (5) calendar days before such disposition.

12. Notice. All notices, demands, requests and other communications, if any, required under this Guaranty Agreement may be given orally (either in person or by telephone if confirmed in writing within three (3) days thereafter), by telex, telegram, or telecopy, or in writing delivered by hand or mail and shall be conclusively deemed to have been received if delivered or attempted to be delivered by United States first class mail, return receipt requested, postage prepaid, addressed to the party for whom it is intended at its address set forth below. Any party may designate a change of address by written notice to the other party, received by such other party at least ten (10) days before such change of address is to become effective. The Guarantor's addresses for the purpose of this
Section 12 is:

     Sherwood M. Weiser
     3250 Mary Street
     Suite 500
     Miami, Florida  33133

     With a copy to:
     Stearns Weaver Miller Weissler Alhadeff & Sitterson, P.A.
     150 West Flagler Street
     Miami, Florida  33130
     Attn:  Richard E. Schatz, Esq.

     Donald E. Lefton
     3250 Mary Street
     Suite 500
     Miami, Florida  33133

     Karim Alibhai
     3250 Mary Street
     Suite 500
     Miami, Florida  33133

Ventures' address for the purpose of this Section 12 is:

     c/o Carnival Corporation
     3655 N.W. 87th Avenue
     Miami, Florida  33178
     Attn: Gerald R. Cahill

     With a copy to:
     c/o Carnival Corporation
     3655 N.W. 87th Avenue
     Miami, Florida  33178
     Attn:  Arnaldo Perez, Esq.

     This Guaranty Agreement does not require that Ventures give the Guarantor any notice, demand, or request and this Section 12 shall not be construed to create such a requirement.

13. Gender and Number. In this Guaranty Agreement, wherever the context so requires, the use of any gender shall include all other genders, and words in the singular shall include the plural and the plural shall include the singular.

14. Savings Clause. If any provision or portion of this Guaranty Agreement is declared or found by a court of competent jurisdiction to be unenforceable or null and void, such provision or portion thereof shall be deemed stricken and severed from this Guaranty Agreement, and the remaining provisions and portions thereof shall continue in full force and effect.

15. Headings. The captions of Sections of this Guaranty Agreement are for convenient reference only, and shall not affect the construction or interpretation of any of the terms and provisions set forth in this Guaranty Agreement.

16. Subrogation. At such time, and only at such time, as the Obligations have been paid and performed in full, Ventures shall subrogate to Guarantor any and all rights it has against the Other Guarantors and CHH (including all rights with respect to the Collateral). To such end, Ventures shall cooperate and execute any and all documents and/or instruments of transfer necessary to effectuate an assignment of such claims and rights.

17. Waiver of Trial by Jury. VENTURES AND THE GUARANTOR HEREBY KNOWINGLY, IRREVOCABLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY ACTION, PROCEEDING OR COUNTERCLAIM BASED ON THIS GUARANTY AGREEMENT, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS GUARANTY AGREEMENT OR ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONNECTION WITH THIS GUARANTY AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY HERETO. THIS PROVISION IS A MATERIAL INDUCEMENT FOR VENTURES ACCEPTING THIS GUARANTY AGREEMENT FROM THE GUARANTOR AND FOR THE GUARANTOR GIVING THIS GUARANTY AGREEMENT TO VENTURES.


        [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


     IN WITNESS WHEREOF, the Guarantor intending to be jointly and severally legally bound hereby has signed this Guaranty Agreement effective as of the 13th day of June, 2002.


                                             /s/Sherwood M. Weiser
                                             Sherwood M. Weiser


State of Florida      )
                      )     SS
County of Miami-Dade  )

     The foregoing instrument was acknowledged before me this 13 day of June, 2002 by Sherwood M. Weiser. He personally appeared before me, is personally known to me or produced _________________________ as identification.


                                             Notary:/s/Gwen C. Newell
                                             Print Name: Gwen C. Newell


                                                               EXHIBIT 10.4

                       SECURITY AND PLEDGE AGREEMENT


     THIS SECURITY AND PLEDGE AGREEMENT (this "Security and Pledge Agreement"), dated as of June 13, 2002, is made and entered into by and between SHERWOOD M. WEISER (the "Guarantor"), and CC U.S. VENTURES, INC., a Delaware corporation (the "Secured Party").

                               WITNESSETH:


     WHEREAS, Continental Hospitality Holdings, LLC ("CHH") entered into a Redemption Agreement dated as of the date hereof between Secured Party and CHH (the "Redemption Agreement") and Secured Party agreed to accept a promissory note in the original principal amount of $3.9 million from CHH (the "Promissory Note") as provided for in the Redemption Agreement (the "Redemption Transaction");

     WHEREAS, the Guarantor owns a 11.36% membership interest in CHH and benefited substantially from the Redemption Transaction;

     WHEREAS, in order to induce Secured Party to enter into the Redemption Transaction, the Guarantor (i) issued in favor of Secured Party that certain Guaranty Agreement, dated as of the date hereof (the "Guaranty Agreement"), pursuant to which the Guarantor jointly and severally guaranteed the Obligations (defined below) and (ii) agreed to grant a continuing Lien on the Collateral (defined below) to secure his obligations under the Guaranty Agreement subject to the terms and conditions contained herein.

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Defined Terms. Unless otherwise defined herein, terms defined in the Redemption Agreement are used herein as therein defined, and the following shall have (unless otherwise provided elsewhere in this Security and Pledge Agreement) the following respective meanings (such meanings being equally applicable to both the singular and plural form of the terms defined):

"Bankruptcy Code" means title 7, 11 or 13, United States Code, as amended from time to time, and any successor statute thereto.

"UCC" shall mean the Uniform Commercial Code as the same may, from time to time, be enacted and in effect in the State of Florida; provided, however, in the event that, by reason of mandatory provisions of law, any or all of the attachment, perfection or priority of Secured Party's security interest in any Collateral is governed by the Uniform Commercial Code as enacted and in effect in a jurisdiction other than the State of Florida, the term "UCC" shall mean the Uniform Commercial Code as enacted and in effect in such other jurisdiction solely for purposes of the provisions hereof relating to such attachment, perfection or priority and for purposes of definitions related to such provisions.

"Collateral" has the meaning assigned to such term in Section 2 below.

"Lien" means any mortgage or deed of trust, pledge, hypothecation, assignment, deposit arrangement, lien, charge, claim, security interest, easement or encumbrance, or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including any lease or title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement perfecting a security interest under the UCC or comparable law of any jurisdiction).

"Obligations" has the meaning ascribed to that term in the Guaranty
Agreement.

"Termination Date" means the date on which the amounts evidenced by the Promissory Note have been indefeasibly repaid in full and all other Obligations have been completely discharged.

2. Pledge and Grant of Lien. To secure the prompt and complete payment, performance and observance of all of the obligations of the Guarantor under the Guaranty Agreement, the Guarantor hereby grants, assigns, conveys, mortgages, pledges, hypothecates and transfers to the Secured Party a lien upon all of his right, title and interest in, to and under the following property, whether now owned by or owing to, or hereinafter acquired by or arising in favor of the Guarantor, and regardless or where located (all of which being hereinafter collectively referred to as the "Collateral"):

(i)	4.6% limited partnership interest in G.B. Hotel Partners, Ltd.
("GBHP"), a Florida limited partnership (the "Partnership
Interest"), subject to adjustment as provided below; and
(ii) All rights, powers, privileges and preferences pertaining to the Collateral described in the preceding clause (i) and any partnership rights, rights to subscribe, cash distributions, dividends, distributions, liquidating distributions, new securities (whether certificated or uncertificated) and other property to which the Guarantor may become entitled by reason of the ownership of any such Collateral; and
(iii) All proceeds of any of the foregoing Collateral.

Until the occurrence of an event which may upon notice or lapse of time become an Event of Default (as defined in Section 7 hereof), the Guarantor shall have the right to receive any dividends or distributions relating to the Collateral.

	This Security and Pledge Agreement shall constitute a security agreement under the UCC.

	The parties agree that at the time this Security and Pledge Agreement becomes effective as provided in Section 3(ii) below, upon the Guarantor's request, the Secured Party shall release its lien on a portion of the Partnership Interest comprising the Collateral such that the Secured Party shall have a lien on a 3.2% limited partnership interest in GBHP, provided that the Collateral value of all collateral pledged to secure the Promissory Note is at least two times the amount outstanding under the Promissory Note based upon an independent third party appraisal and such appraiser and appraisal is reasonably acceptable to the Secured Party.

3. Effective Date. This Security and Pledge Agreement shall be effective only after the earlier of the following to occur:

(i) the Maturity Date (as defined in the Marriott Loan documents) under the working capital loan from Marriott International
Capital Corporation to GBHP (the "Marriott Loan");

(ii) the satisfaction of the Marriott Loan; or

(iii) the occurrence of a default not cured within the applicable grace period under the Marriott Loan.

4. Delivery of Collateral and Other Documents.

(i) To the extent applicable, immediately upon execution hereof, Guarantor shall deliver to Secured Party all certificates, if any, evidencing the pledged interests, accompanied by duly executed instruments of transfer or assignments in blank, all in form and substance satisfactory to the Secured Party.

(ii) Contemporaneously with the execution and delivery hereof, Guarantor shall execute and deliver to Secured Party duly signed UCC financing statements for filing with the State of Florida, and shall execute and deliver to Secured Party, upon Secured Party's request, any other documents reasonably requested by Secured Party to effectively implement the purposes of this Security and Pledge Agreement. The UCC financing statements shall not be filed with the applicable governmental authorities until the Effective Date shall have occurred.

5. Representations and Warranties. The Guarantor hereby represents and warrants to the Secured Party as follows:

(i) The Guarantor is the sole legal and equitable owner of each item of the Collateral upon which it purports to grant a security interest hereunder, free from any adverse claim, lien, security interests, encumbrance or other right, title or interests of any person, except for the security interests created hereby and the existing security interests securing the Marriott Loan. The Guarantor has the right and power to grant a security interest in the Collateral to the Secured Party without the consent of any other person upon the satisfaction of the Marriott Loan, and the Guarantor shall at its expense defend the Collateral against all claims and demands of all persons at any time claiming the Collateral or any interest therein adverse to the Secured Party.
 So long as the obligations under the Guaranty Agreement are outstanding, the Guarantor agrees with the Secured Party (a) not to permit any part of the Collateral to be levied upon under any legal process; (b) not to dispose of any of the Collateral without the prior written consent of the Secured Party; (c) to comply with all applicable federal, state and local statutes, laws, rules and regulations, the non-compliance with which would have an adverse effect on the value of the Collateral; and (d) to pay all taxes accruing after the date hereof, which constitute or may constitute a lien against the Collateral, prior to the date when penalties or interest would attach to such taxes; provided that the Guarantor may contest any such tax claim if done diligently and in good faith.

(ii) No dispute, set-off, counterclaim or defense exists on the part of Guarantor or any other person in respect of any part of the Collateral;

(iii) No consent or approval by any governmental authority, regulatory body, or other person, is or will be necessary for Guarantor to establish the creation of a security interest in the Collateral in favor of Secured Party which has not been obtained, except for the approval required with respect to the Marriott Loan;

(iv) All information supplied and statements made to Secured Party in connection with the identification and description of the Collateral are true and correct in all material respects;

(v) The Guarantor's principal residence and the locations of all of his books and records concerning the Collateral are set forth on
Schedule 1 hereto.

(vi) Without the proper consent of the Secured Party, the Guarantor shall not sell, transfer, assign, convey, lease of otherwise dispose of any part of the Collateral, or enter into any contract or agreement to do so. The Guarantor will not compromise, release, surrender or waive any rights of any nature whatsoever in respect of any of the Collateral without the Secured Party's prior written consent.

(vii) The Guarantor shall appear in and defend any actions or proceedings which could reasonably be expected to affect Guarantor's title to or the Secured Party's interest in the Collateral and the proceeds thereof; provided, however, that the Guarantor may settle such actions or proceedings with the consent of the Secured Party which consent shall not be unreasonably withheld or delayed. The Guarantor will advise the Secured Party promptly, in reasonable detail, (a) of any Lien or claim made or asserted against any of the Collateral, and (b) of the occurrence of any other event which could have an adverse effect on the aggregate value of the Collateral or on the Security Interests created hereunder.

6. Covenants. The Guarantor covenants and agrees with Secured Party that from and after the date hereof and until the Termination Date:

(i) At any time, upon the written request of the Secured Party and at the sole expense of the Guarantor, the Guarantor shall promptly and duly execute and deliver any and all such further instruments and documents and take such further actions as the Secured Party may deem desirable to obtain the full benefits of this Security and Pledge Agreement and of the rights and powers herein granted.
 The Guarantor also hereby authorizes the Secured Party to file any financing or continuation statements under the UCC without the signature of the Guarantor to the extent permitted by applicable law.

(ii) The Guarantor shall keep and maintain, at its own cost and expense, satisfactory and complete records of the Collateral, including a record of any and all payments received and any and all credits granted with respect to the Collateral and all other dealings with the Collateral. The Guarantor shall mark its books and records pertaining to the Collateral to evidence this Security and Pledge Agreement and the security interests granted hereby.

(iii) The Guarantor shall provide the Secured Party with quarterly reports regarding the status of the Marriott Loan, including the amount of principal and interest outstanding.

(iv) The Guarantor shall provide the Secured Party with written notice within ten (10) days of the occurrence of any of the following:

(a) Any amendment of any documents relating to the Marriott
Loan;
(b) The satisfaction of the Marriott Loan;
(c) Any notice, report, threat or other information regarding the failure of GBHP or any of its property failing to materially comply with all applicable laws, rules, regulations and orders or to pay when due all taxes, assessments and governmental charges imposed upon it or upon its property;
(d) Any event which is or may become a default or breach of GBHP's obligations under the documents relating to the Marriott Loan or results in a default or event of default thereunder, or any event which materially adversely affects GBHP's ability to fully perform any of its obligations under the documents relating to the Marriott Loan, or any event which has occurred and is continuing under thy material agreement to which GBHP or any of its subsidiaries is a party;
(e) As soon as they become available, but in any event within 120 days after the end of each of its fiscal years, a copy of the financial statements of GBHP and the Ritz-Carlton
Hotel located in Key Biscayne, Florida;
(f) Any material change in any facts or circumstances warranted or represented by Guarantor in this Security and Pledge Agreement or in any other instrument furnished by Guarantor to Secured Party in connection with the Collateral or the Obligations;
(g) Any claim, action or proceeding affecting title, or any other matter relating to the Collateral, or any part thereof, or the security interest created herein;
(h) Any notice of default sent or received by Guarantor with respect to any agreements relating to the Collateral; and
(i) From time to time on request, such information and documents as Secured Party may reasonably request.

(v)	The Guarantor shall ensure that GBHP shall not (i) obtain additional financing or (ii) refinance any of its existing or future indebtedness, unless (a) with regard to a refinancing, there is no increase in the aggregate principal amount outstanding immediately prior to such refinancing; or (b) the value of the Collateral immediately following any such financing or refinancing is reasonably acceptable to the Secured Party. For purposes this
Section 6(v), the value of the Collateral shall be deemed reasonably acceptable if the Collateral value equals at least the Minimum Value (defined below) based upon an independent third party appraisal and such appraiser and appraisal is reasonably acceptable to the Secured Party. "Minimum Value" means (x) prior to the effectiveness of the Security and Pledge Agreement as provided in
Section 3 thereof, three times the amount outstanding under the Promissory Note and (y) following effectiveness of the Security and Pledge Agreement as provided in Section 3 thereof, two times the amount outstanding under the Promissory Note.

7. Events of Default. As used herein, the term "Event of Default" shall include any or all of the following:

(i) the assignment, voluntary or involuntary conveyance of legal or beneficial interests, mortgage, pledge or grant of a security interest in any of the Collateral (except for the existing pledge of the Collateral in connection with the Marriott Loan); or

(ii) the filing or issuance of a notice of any lien, warrant for distraint or notice of levy for taxes or assessment against the Collateral which remains undismissed for a period of thirty (30) days or more; or

(iii) the failure of the Guarantor to duly and timely perform any agreement, obligation or covenant contained in this Security and Pledge Agreement or the Guaranty Agreement, and in each case, any such failure shall remain unremedied for ten (10) days after written notice thereof shall have been given to the Guarantor by the Lender; or

(iv) the adjudication of the Guarantor as bankrupt, or the taking of any voluntary action by the Guarantor or any involuntary action against the Guarantor seeking an adjudication of the Guarantor as bankrupt, or seeking relief by or against the Guarantor under any provision of the Bankruptcy Code; or

(v) the death of the Guarantor; provided, however, that the death of the Guarantor shall not constitute an Event of Default if, within sixty (60) days of the opening of the estate of the Guarantor
(the "Estate"), the Estate, by written instrument acceptable to the Secured Party becomes a substitute guarantor, and upon the Estate distributing its assets, a substitute guarantor reasonably acceptable to the Secured Party is provided to the Secured Party (all costs incurred by the Secured Party in connection with the preparation and delivery of any documentation relating to the foregoing shall be borne solely by CHH); or

(vi) Any representation or warranty made by Guarantor under this Security and Pledge Agreement or any report, certificate, financial statement, or other information provided by or on behalf of Guarantor to Secured Party in connection herewith is false or misleading in any material respect and any such failure shall remain unremedied to the reasonable satisfaction of the Lender for ten (10) days after written notice thereof shall have been given to the Borrower by the Lender; or

(vii) the occurrence of a default not cured within the applicable grace period under the Promissory Note, the Guaranty Agreement or the Redemption Agreement.

8. Remedies; Rights upon Default. Upon the occurrence and during the continuation of an Event of Default, and following five (5) days following written demand for payment in full delivered to the Guarantor, in addition to all other rights and remedies granted to it under this Security and Pledge Agreement, the Promissory Note, and the UCC, the Secured Party may at its option: (i) reduce its claim to judgment or foreclosure or otherwise enforce the security interests granted herein, in whole or in part, by any available judicial procedure; (ii) sell, or otherwise dispose of, at the office of the Secured Party, or elsewhere, all or any part of the Collateral, and any such sale or disposition, may be as a unit or in parcels, by public or private proceedings, and by way of one or more contracts (the sale of any part of the Collateral shall not exhaust the Secured Party's power of sale, but sales may be made from time to time, until all of the Collateral has been sold or until the obligations under the Guaranty Agreement have been paid and performed in full); (iii) at its discretion, retain the Collateral in satisfaction of the obligations under the Guaranty Agreement whenever the circumstances are such that the Secured Party is entitled to do so under the UCC or otherwise; and (iv) exercise any and all other rights, remedies and privileges it may have under the Guaranty Agreement, and all the other documents defining the Obligations.

9. Applications of Proceeds by the Secured Party. Any and all proceeds ever received by the Secured Party from any sale or other disposition of the Collateral, or any part thereof, or the exercise or any other remedy pursuant hereto shall be applied by the Secured Party to the obligations under the Guaranty Agreement in such order and manner as the Secured
Party, in its sole discretion, may deem appropriate, notwithstanding any directions or instructions to the contrary by the Guarantor; provided, that (i) the proceeds and/or accounts shall be applied toward satisfaction of the obligations under the Guaranty Agreement; and (ii) if such proceeds and/or accounts are not sufficient to pay the obligations under the Guaranty Agreement in full, the Guarantor shall remain liable to the Secured Party for the deficiency. Any proceeds received by the Secured Party under this Security and Pledge Agreement in excess of those necessary for full and complete satisfaction of the obligations under the Guaranty Agreement (as well as the Secured Party's costs and expenses incurred in connection with its exercise of remedies hereunder) shall be distributed to the Guarantor.

10. Notice of Sale. Reasonable notification of the time and place of any public sale of the Collateral or reasonable notification of the time after which any private sale or other intended disposition of the Collateral is to be made, shall be sent to the Guarantor and to any other persons entitled under the UCC to notice. It is agreed that notice sent or given not less than ten (10) calendar days prior to the taking of the action to which the notice relates is reasonable notification and notice for the purposes of this Section. Except as otherwise may be specifically provided herein, the Guarantor hereby waives presentment, demand, protest or any notice (to the maximum extent permitted by applicable law) of any kind in connection with this Security and Pledge Agreement or any Collateral.

11. Limitation on Secured Party's Duty in Respect of Collateral. Secured Party shall use reasonable care with respect to the Collateral in its possession or under its control. Secured Party shall not have any other duty as to any Collateral in its possession or control or in the possession or control of any agent or nominee of Secured Party, or any income thereon or as to the preservation of rights against prior parties or any other rights pertaining thereto.

12. Indemnification. In any suit, proceeding or action brought by the Secured Party relating to any of the Collateral for any sum owing thereunder or to enforce any provision of any of the Collateral, the Guarantor will save, indemnify and keep the Secured Party harmless from and against all expense (including reasonable attorneys' fees and expenses), loss or damage suffered by reason of any defense, setoff, counterclaim, recoupment or reduction of liability whatsoever of the obligor thereunder, arising out of a breach by the Guarantor of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing to, or in favor of, such obligor or its successors from the Guarantor, except in the case of the Secured Party, to the extent such expense, loss, or damage is attributable solely to the gross negligence or willful misconduct of the Secured Party as finally determined by a court of competent jurisdiction. All such obligations of the Guarantor shall be and remain enforceable against and only against the Guarantor and shall not be enforceable against the Secured Party.

13. Notices. Notices required or permitted to be given under this Security and Pledge Agreement shall be in writing and effective upon delivery in person, by telecopy, or by certified mail, return receipt requested, to the parties at the addresses below or to another address as either party shall direct by notice to the other parties as provided in this Section.

            If to Guarantor, to:           Mr. Sherwood M. Weiser
                                           3250 Mary Street
                                           Miami, Florida 33133
                                           Telecopy: (305) 569-7803

            With a copy to:                Stearns Weaver Miller Weissler
                                           Alhadeff & Sitterson, P.A.
                                           150 West Flagler Street
                                           Miami, Florida  33130
                                           Attn:  Richard E. Schatz, Esq.
                                           Telecopy:  (305) 789-3395

           If to Secured Party, to:        CC U.S. Ventures, Inc.
                                           c/o Carnival Corporation
                                           3655 N.W. 87th Avenue
                                           Miami, Florida  33178
                                           Attn:  Gerald R. Cahill
                                           Telecopy: (305) 406-4700

           with a copy (which shall
           not constitute notice) to:      Carnival Corporation
                                           3655 N.W. 87th Avenue
                                           Miami, Florida  33178
                                           Attn:  Arnaldo Perez, Esq.
                                           Telecopy: (305) 406-4758

14. Reinstatement. This Security and Pledge Agreement shall remain in full force and effect and continue to be effective should any petition be filed by or against the Guarantor for liquidation or reorganization or should the Guarantor become insolvent or make an assignment for the benefit of any creditor or creditors or should a receiver or trustee be appointed for all or any significant part of the Guarantor's assets, and shall continue to be effective or be reinstated, as the case may be, if at any time payment and performance of the obligations under the Guaranty Agreement, or any part thereof, is, pursuant to applicable law, rescinded or reduced in amount, or must otherwise be restored or returned by any obligee of the obligations under the Guaranty Agreement, whether as a "voidable preference," "fraudulent conveyance," or otherwise, all as though such payment or performance had not been made.
 In the event that any payment, or any part thereof, is rescinded, reduced, restored or returned, the obligations under the Guaranty Agreement shall be reinstated and deemed reduced only by such amount paid and not so rescinded, reduced, restored or returned.

15. Severability. Whenever possible, each provision of this Security and Pledge Agreement shall be interpreted in a manner as to be effective and valid under applicable law, but if any provision of this Security and Pledge Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Security and Pledge Agreement. This Security and Pledge Agreement is to be read, construed and applied together with the Promissory Note and the Redemption Agreement which, taken together, set forth the complete understanding and agreement of the Guarantor and the Secured Party with respect to the matters referred to herein and therein.

16. No Waiver; Cumulative Remedies. The Secured Party shall not by any act, delay, omission or otherwise be deemed to have waived any of its rights or remedies hereunder, and no waiver shall be valid unless in writing, signed by the Secured Party and then only to the extent therein set forth. A waiver by the Secured Party of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy that the Secured Party would otherwise have had on any future occasion. No failure to exercise nor any delay in exercising on the part of the Secured Party, any right, power or privilege hereunder, shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or future exercise thereof or the exercise of any other right, power or privilege. The rights and remedies hereunder provided are cumulative and may be exercised singly or concurrently, and are not exclusive of any rights and remedies provided by law. None of the terms or provisions of this Security and Pledge Agreement may be waived, altered, modified or amended except by an instrument in writing, duly executed by the Secured Party and the Guarantor.

17. Successors and Assigns. All rights of the Secured Party under this Security and Pledge Agreement shall inure to the benefit of its successors and assigns. All obligations of the Guarantor shall bind the Guarantor's successors and assigns; provided, however, the Guarantor may not assign or transfer any of its rights and obligations hereunder or any interest herein without the prior consent of the Secured Party and the Secured Party may not assign or transfer any of its rights and obligations hereunder or any interest herein to anyone other than one of its affiliates without the prior consent of the Guarantor.

18. Counterparts. This Security and Pledge Agreement may be executed in any number of separate counterparts, each of which when so executed shall be deemed an original and all of which shall constitute but one and the same agreement.

19. Governing Law. This Security and Pledge Agreement and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Florida applicable to contracts made and performed in that State and any applicable laws of the United States of America. The Guarantor hereby consents and agrees that the state or federal courts located in Miami-Dade County, Florida, shall have exclusive jurisdiction to hear and determine any claims or disputes between the Guarantor and the Secured Party pertaining to this Security and Pledge Agreement, the Promissory Note, the Redemption Agreement, or any of the other documents or to any matter arising out of or relating to this Security and Pledge Agreement or any of the other documents, provided, that nothing in this Security and Pledge Agreement shall be deemed or operate to preclude the Secured Party from bringing suit or taking other legal action in any other jurisdiction to realize on the Collateral or any other security for the obligations under the Guaranty Agreement, or to enforce a judgment or other court order in favor of the Secured Party. The Guarantor expressly submits and consents in advance to such jurisdiction in any action or suit commenced in any such court, and the Guarantor hereby waives any objection which it may have based upon lack of personal jurisdiction, improper venue or forum non conveniens and hereby consents to the granting of such legal or equitable relief as is deemed appropriate by such court. The
Guarantor hereby waives personal service of the summons, complaint and other process issued in any such action or suit and agrees that service of such summons, complaints and other process may be made by registered or certified mail addressed to the Guarantor at the address provided for herein and that service so made shall be deemed completed upon the earlier of actual receipt thereof or three (3) days after deposit in the U.S. mails, proper postage prepaid.

20. Limitation by Law. All rights, remedies and powers provided in this Security and Pledge Agreement may be exercised only to the extent that the exercise thereof does not violate any applicable provision of law, and all the provisions of this Security and Pledge Agreement are intended to be subject to all applicable mandatory provisions of law that may be controlling and to be limited to the extent necessary so that they shall not render this Security and Pledge Agreement invalid, unenforceable, in whole or in part, or not entitled to be recorded, registered or filed under the provisions of any applicable law.

21. Headings.  The headings contained in this Security and Pledge
Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties.

22. Waiver of Jury Trial. GUARANTOR AND SECURED PARTY (BY ITS ACCEPTANCE HEREOF) HEREBY KNOWINGLY, IRREVOCABLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON THIS SECURITY AND PLEDGE AGREEMENT, THE LIABILITIES, OR ANY OTHER DOCUMENTS EXECUTED IN CONJUNCTION WITH THIS SECURITY AND PLEDGE AGREEMENT, OR ARISING OUT OF, UNDER, OR IN CONNECTION THEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENT (WHETHER VERBAL
OR WRITTEN), OR ACTION OF ANY PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR SECURED PARTY TO ENTER INTO THIS SECURITY AND PLEDGE AGREEMENT AND THE LOAN TRANSACTION SECURED HEREBY.


              [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


     IN WITNESS WHEREOF, each of the parties hereto has caused this Security and Pledge Agreement to be executed and delivered as of the date first set forth above.

Guarantor:                       /s/ Sherwood M. Weiser
                                 Sherwood M. Weiser


Secured Party:	                 CC U.S. VENTURES, INC.

                                 By:/s/ Howard S. Frank
                                 Name:  Howard S. Frank
                                 Title: Vice President and Treasurer
































                   JOINDER AND CONSENT OF GENERAL PARTNERS

     KEY RESORT, INC. and GB (KEY BISCAYNE) OPERATING CORPORATION, the General Partners of G.B. Hotel Partners, Ltd., join in the Security and Pledge Agreement for the purpose of consenting to the transactions contemplated therein, and to acknowledge that no further consents or approvals are required under the partnership agreement for G.B. Hotel Partners, Ltd. for the transaction contemplated therein.



                                    KEY RESORT, INC.

                                    By:/s/ Donald E. Lefton
                                    Name: Donald E. Lefton
                                    Title:



                                    GB (KEY BISCAYNE) OPERATING
                                    CORPORATION

                                    By:/s/ Karim Alibhai
                                    Name: Karim Alibhai
                                    Title:




















                                  SCHEDULE 1
                                      TO
                         SECURITY AND PLEDGE AGREEMENT


                       Principal Residence of Guarantor


Principal Residence of Guarantor:   10 Edgewater Drive, TSK
                                    Coral Gables, Florida 33133


Principal Place of Business
and location of Books and Records:  3250 Mary Street, 5th Floor
                                    Miami, Florida  33133






                                                        EXHIBIT 12

                             CARNIVAL CORPORATION
                      RATIO OF EARNINGS TO FIXED CHARGES
                         (in thousands, except ratios)


                                        Nine Months Ended August 31,
                                           2002             2001

Net income                               $824,605         $809,888
Income tax benefit, net                   (36,472)          (1,695)
Income before income tax benefit, net     788,133          808,193

Adjustment to earnings:
  Loss from affiliate operations
     and dividends received, net                            56,910

Earnings, as adjusted                     788,133          865,103

Fixed charges:
  Interest expense, net                    86,440           92,210
  Interest portion of rent expense(1)       3,689            2,737
  Capitalized interest                     25,334           21,320

Total fixed charges                       115,463          116,267

Fixed charges not affecting earnings:
  Capitalized interest                    (25,334)         (21,320)
Earnings before fixed charges            $878,262         $960,050

Ratio of earnings to fixed charges            7.6x             8.3x


(1) Represents one-third of rent expense, which we believe to be representative of the interest portion of rent expense.



                                                       EXHIBIT 99.1



               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Carnival Corporation (the "Company") Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Micky Arison, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 14, 2002


                                   By: /s/ Micky Arison
                                   Micky Arison
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer

                                                         EXHIBIT 99.2



               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Carnival Corporation (the "Company") Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard S. Frank, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 14, 2002


                                 By: /s/ Howard S. Frank
                                 Howard S. Frank
                                 Vice Chairman of the Board of
                                 Directors and Chief
                                 Operating Officer


                                                          EXHIBIT 99.3



               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Carnival Corporation (the "Company") Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald R. Cahill, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 14, 2002


                                  By: /s/ Gerald R. Cahill
                                  Gerald R. Cahill
                                  Senior Vice President-Finance
                                  and Chief Financial and
                                  Accounting Officer