Form 10-K
period 2002-11-30
CARNIVAL CORP
filed 2003-02-18
CIK 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

    (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $7.1 billion based upon the closing market price on February 10, 2003 of a share of common stock on the New York Stock Exchange as reported by the Wall Street Journal.

     At February 10, 2003 the Registrant had outstanding 586,969,154 shares of its common stock, $.01 par value.










                         DOCUMENTS INCORPORATED BY REFERENCE

     The information described below and contained in the Registrant's 2002 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (b).     Market for Registrant's Common Equity and Related
                       Stockholder Matters - Market Information and
Holders

Item 6.                Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.               Quantitative and Qualitative Disclosures About
                       Market Risk

Item 8.                Financial Statements and Supplementary Data


     Portions of the Registrant's 2003 definitive proxy statement, to be filed with the Commission, are incorporated by reference into this Annual Report on Form 10-K under the items described below.

Part and Item of the Form 10-K

Part II

Item 5(d). Market for Registrant's Common Equity and Related Stockholders Matters - Securities Authorized for Issuance Under Equity Compensation Plans
Part III

Item 10.               Directors and Executive Officers of the Registrant

Item 11.               Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.               Certain Relationships and Related Transactions







                                      PART I

Item 1. Business

     A. General

     Carnival Corporation was incorporated under the laws of the Republic of Panama in November 1974 and, together with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K as "our," "us" and "we." We are a global cruise vacation and leisure travel company that offers a broad range of cruise brands serving the contemporary cruise sector through Carnival Cruise Lines ("CCL") and Costa Cruises ("Costa"), the premium cruise sector through Holland America Line ("Holland America"), the premium/luxury cruise sectors through Cunard Line ("Cunard"), and the luxury cruise sector through Seabourn Cruise Line ("Seabourn") and Windstar Cruises ("Windstar"). We have a multi-brand strategy which provides products and services appealing to the widest possible target audience across all major segments of the vacation industry.


     Additional summary information about our cruise brands is as follows:


                                                         PRIMARY
                                                        LOCATION
             CRUISE           NUMBER     PASSENGER         OF
             BRAND           OF SHIPS    CAPACITY(1)    CUSTOMERS

       CCL                      18         38,348     North America
       Holland America          11         14,494     North America
       Costa                     8         10,754     Europe
       Cunard                    2          2,458     North America/Europe
       Seabourn                  3            624     North America
       Windstar                  3            604     North America
                                45         67,282

  (1)In accordance with cruise industry practice, all passenger capacities indicated in this Annual Report on Form 10-K are measured in lower berths calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

     We currently have signed agreements with three shipyards providing for the construction of 13 additional cruise ships during the next three and a half years. This will increase our passenger capacity by 30,580 lower berths, or 46%, assuming none of our existing ships are sold or retired from service. However, it is possible that some of our older ships may be retired or sold during the next three to four years, thus reducing the increase to our fleet over this period. See Note 7, "Commitments" to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K for additional information regarding our ship commitments.

     In addition to our cruise operations, we operate a tour business under the brand name Holland America Tours. Holland America Tours is a leading cruise/tour operator in the state of Alaska and the Canadian Yukon and currently markets and/or operates:

- 13 hotels in Alaska and the Canadian Yukon;

- two luxury dayboats offering tours to the glaciers of Alaska and the Yukon River;

- over 300 motor coaches used for sightseeing and charters in the states of Washington and Alaska and in British Columbia, Canada and the Canadian Yukon;

- 13 private, domed rail cars which are run on the Alaska Railroad between Anchorage and Fairbanks; and

- sightseeing packages both separately and as part of our cruise/tour packages to our Alaska bound cruise passengers and to the public.

     Recent Development

     After a series of preconditional offers made to the shareholders of P&O Princess Cruises plc ("P&O Princess") by us, commencing in December 2001, on January 8, 2003 we entered into an agreement with P&O Princess, the world's third largest cruise company, providing for a combination of both companies (the "Combined Group") under a dual-listed company ("DLC") structure.

     If the DLC transaction is completed, it would create a combination of the two companies through a number of contracts and certain amendments to our Articles of Incorporation and By-Laws and to P&O Princess' Memorandum and Articles of Association. The two companies would retain their separate legal identities and each company's shares would continue to be publicly traded on the New York Stock Exchange ("NYSE") for us and the London Stock Exchange for P&O Princess. However, both companies would operate as if they were a single economic enterprise. The contracts governing the DLC transaction would provide that the boards of directors of the two companies would be identical, the companies would be managed by a unified senior management team and that, as far as possible, P&O Princess' and our shareholders would be placed in substantially the same economic position as if they held shares in a single enterprise which owned all of the assets of both companies. The net effect of the DLC transaction would be that our existing shareholders would own an economic interest equal to 74% of the Combined Group and the existing shareholders of P&O Princess would own an economic interest equal to 26% of the Combined Group. Also in connection with the DLC transaction, we will be making a Partial Share Offer ("PSO") for 20% of P&O Princess' shares, which will enable P&O Princess shareholders to exchange P&O Princess shares for our shares on the basis of 0.3004 of our shares for each P&O Princess share up to, in aggregate, a maximum of 20% of P&O Princess issued share capital. If the maximum number of P&O Princess' shares are exchanged under the PSO, holders of our shares, including our new shareholders who exchanged their P&O Princess shares for our shares under the PSO, would own an economic interest equal to 79% of the Combined Group and holders of P&O Princess shares would own an economic interest equal to 21% of the Combined Group. The PSO is conditional on, among other things, the closing of the DLC transaction. Upon completion of the DLC transaction, P&O Princess will reorganize and consolidate its share capital so that one share of P&O Princess will have the same economic and voting interest as one of our shares.

     The completion of the DLC transaction between P&O Princess and us is subject to approval by P&O Princess' shareholders and our shareholders. No assurance can be given that the DLC transaction will be completed and, if it is completed, when completion will take place.

     If the DLC transaction is completed, the Combined Group will be the largest cruise vacation group in the world, based on revenues, passengers carried and available capacity. It will have a wide range of complementary brands and a significant presence in key cruise vacation regions worldwide. The Combined Group will also have a strong balance sheet from which to drive future capacity and growth and will have significant opportunities to benefit from disseminating best operating practices throughout the Combined Group.

     As at January 31, 2003, the Combined Group would have had a fleet of 65 cruise ships offering 99,982 lower berths, with 18 additional cruise ships having 42,260 lower berths scheduled to be added over the next three and a half years. In addition, the Combined Group would be the leading provider of cruises to all major destinations outside the Far East. Finally, the Combined Group would also operate two private destination ports of call in the Caribbean for the exclusive use of its passengers, two river boats in Germany, and would offer land-based tour packages as part of its vacation product alternatives.

     In connection with the DLC transaction, we have filed two registration statements (the "Registration Statements") with the SEC, which have yet to be declared effective. One Registration Statement is a joint proxy statement/prospectus for the planned special meeting of our shareholders to approve the DLC transaction, and one Registration Statement covers the shares issuable under the PSO. In addition, if the DLC transaction is to proceed, we will be distributing to our shareholders, concurrently with the closing of the DLC transaction, trust shares of beneficial interest that will represent an interest in a special voting trust. This trust will hold a special voting share, which is the mechanism by which the votes of our shareholders at our shareholder meetings will be given effect at the parallel shareholder meetings of P&O Princess on issues for which the shareholders of both companies will be deemed to be voting as a single group. Each share of our common stock will be paired with one trust share of beneficial interest, and both will trade together as a unit on the NYSE. The DLC transaction and related matters are described in greater detail in the Registration Statements.

     See Note 7, "Commitments" to our Consolidated Financial Statements in
Exhibit 13 to this Annual Report on Form 10-K for additional information regarding the DLC transaction.

     B. Risk Factors

     You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this Annual Report on Form 10-K as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in this section and elsewhere in this Annual Report on Form
10-K are "forward-looking statements." For a discussion of those statements and of other factors to consider see the "Cautionary Note Concerning
Factors That May Affect Future Results" below. In addition, the completion of the DLC transaction may expose us, and the combined operations that will result from the implementation of the DLC transaction, to additional risks. These risks are described under the caption "Risk Factors" in the proxy statement that forms a part of one of the Registration Statements that we have filed with the SEC. Copies of the definitive proxy statement will be sent to our shareholders in connection with the special meeting that we will call to approve the DLC transaction.

     Risks Related To Our Business

     (1) We may lose business to competitors throughout the vacation market.

     We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other leisure options including hotels, resorts and package holidays and tours.

     We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to cruise passengers. Our principal competitors include the companies listed in this Annual Report on Form 10-K under the caption, "Cruise Operations - Competition."

     We also compete with land-based vacation alternatives throughout the world, including, among others, resorts and hotels located in Las Vegas, Nevada, Orlando, Florida, various Caribbean, Mexican, Bahamian and Hawaiian Island destination resorts and numerous vacation destinations throughout Europe and the rest of the world.

     In the event that we do not compete effectively with other vacation alternatives and cruise companies, our market share could decrease and our results of operations and financial condition could be adversely affected.

(2) Overcapacity within the cruise and competing land-based vacation industry could have a negative impact on our net revenue yields, increase our operating costs, result in ship asset impairments and could adversely affect profitability.

     Cruising capacity has grown in recent years and we expect it to continue to increase over the next three and a half years as all of the major cruise vacation companies are expected to introduce new ships. In order to utilize new capacity, the cruise vacation industry will need to increase its share of the overall vacation market. The overall vacation market is also facing increases in land-based vacation capacity, which also will impact us. Failure of the cruise vacation industry to increase its share of the overall vacation market could have a negative impact on our net revenue yields. Should our net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of our ship assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew at competitive costs and, therefore, increase our shipboard employee costs.

     (3) The international political and economic climate and other world events affecting safety and security could adversely affect the demand for cruises and could harm our future sales and profitability.

     Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public's attitude towards the safety of travel, the international political climate and the political climate of destination countries. The possibility of military action against Iraq, events such as the terrorist attacks in the U.S. on September 11, 2001 and the threat of additional attacks, and the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry and may continue to do so in the future. Demand for cruises is also likely to be increasingly dependent on the underlying economic strength of the countries from which cruise companies source their passengers. Economic or political changes that reduce disposable income or consumer confidence in the countries from which we source our passengers may affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

     (4) We may not be able to obtain financing on terms that are favorable or consistent with our expectations.

     Our access to financing will depend on, among other things, the maintenance of our strong long-term credit ratings. Our debt is currently rated A by Standard & Poor's, A2 by Moody's and A by FitchRatings.

     We believe our current external sources of liquidity and cash on hand, together with our forecasted cash flow from future operations, will be sufficient to fund most of our capital projects, debt service requirements, dividend payments and working capital needs.

     Our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, declines in customer demand, increased competition and overcapacity, the deterioration in general economic and business conditions, terrorist attacks, ship incidents, adverse publicity and increases in fuel prices, as well as other factors noted under these "Risk Factors" and the "Cautionary Note Concerning Factors That May Affect Future Results" section below. To the extent that we are required, or choose, to fund future cash requirements, including future shipbuilding commitments, from sources other than cash flow from operations, cash on hand and current external sources of liquidity, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.

     Our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain additional financing, if necessary, at a cost that meets our expectations. Accordingly, our financial results could be adversely affected.

     (5) Conducting business internationally can result in increased costs.

     We operate our business internationally and we plan to continue to develop our international presence. Operating internationally exposes us to a number of risks, including, but not limited to, the following:

     - currency fluctuations;

     - interest rate movements;

     - the imposition of trade barriers and restrictions on repatriation of earnings;

     - political risks;

     - risk of increases in duties, taxes and governmental royalties; and

     - changes in laws and policies affecting cruising, vacation or maritime businesses or the governing operations of foreign-based companies.

If we are unable to address these and other risks adequately, our results of operations and financial condition could be adversely affected.

     (6) Accidents and other incidents at sea or adverse publicity concerning the cruise industry or us could affect our reputation and harm our future sales and profitability.

     The operation of cruise ships involves the risk of accidents, illnesses, mechanical failures and other incidents at sea, which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance. Incidents involving passenger cruise ships could occur and could adversely affect future sales and profitability. In addition, adverse publicity concerning the vacation industry in general or the cruise industry or us in particular could impact demand and, consequently, have an adverse impact on our profitability.

     (7) Our operating, financing and tax costs are subject to many economic and political factors that are beyond our control, which could result in increases in our operating, financing and tax costs.

     Some of our operating costs, including fuel, food, insurance and security costs, are subject to increases because of market forces and economic or political instability beyond our control. In addition, interest rates and our ability to secure debt or equity financing, including in order to finance the purchase of new ships, are dependent on many economic and political factors. Actions by U.S. and non-U.S. taxing jurisdictions could also cause an increase in our costs. Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases of our cruise vacations.

     (8) Environmental legislation and regulations could affect operations and increase our operating costs.

      Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups also have generated negative publicity about the cruise industry and its environmental impact. The U.S. Environmental Protection Agency is considering new laws and rules to manage cruise ship waste. Alaska authorities are currently investigating an incident that occurred in August 2002 onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers have received grand jury subpoenas from the U.S. Attorney's office in Alaska. If the investigation results in charges being brought, sanctions could include a prohibition of operations in Alaska's Glacier Bay National Park and Preserve for a period of time. See Part 1,
Item 3. Legal Proceedings.

     In addition, pursuant to a settlement with the U.S. government in April 2002, we pled guilty to certain environmental violations. We were sentenced under a plea agreement pursuant to which we paid fines in fiscal 2002 totaling $18 million to the U.S. government and other parties. We had accrued for these fines in fiscal 2001. We were also placed on probation for a term of five years. Under the terms of the probation, any future violation of environmental laws by us may be deemed a violation of probation. In addition, we were required as a special term of probation to develop, implement and enforce a worldwide environmental compliance program. We are in the process of implementing the environmental compliance program and expect to incur approximately $10 million in additional annual environmental compliance costs commencing in 2003 as a result of the program.

     Our costs of complying with current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to vessel discharges, could materially adversely affect our business, results of operations or financial condition.

     (9) Delays in ship construction and problems encountered at shipyards could reduce our profitability.

     The construction of cruise ships is a complex process and involves risks similar to those encountered in other sophisticated construction projects, including delays in completion and delivery. In addition, industrial actions and insolvency or financial problems of the shipyards building our ships could also delay or prevent the delivery of our ships under construction. These events could adversely affect our profitability. However, the impact from a delay in delivery could be mitigated by contractual provisions and refund guarantees obtained by us.

     In addition, we have entered into forward foreign currency contracts to fix the cost in U.S. dollars of seven of our foreign currency denominated shipbuilding contracts. If any of the shipyards with which we have contracted are unable to perform, we would still be required to perform under our foreign currency forward contracts related to that shipyard's shipbuilding contracts. This might require us to realize a loss on an existing contract without having the ability to have an offsetting gain on our foreign currency denominated shipbuilding contract, thus resulting in an adverse effect on our financial results.

     (10) The inability of qualified shipyards to build our ships at a reasonable cost could reduce our future profitability.

     We believe that there are a limited number of shipyards in the world capable of constructing large passenger cruise ships in accordance with our standards. We currently have contracts with three of these shipyards for the construction of 13 ships to enter service over the next three and a half years. If we elect to build additional ships in the future, which we expect to do, these shipyards may not agree to build them at a cost acceptable to us, which in turn could adversely affect our financial results.

     (11) Business acquisitions could reduce our net income, earnings per share and cash flows.

     We evaluate acquisitions of other leisure and travel providers in a disciplined manner to determine if there is an opportunity to improve our potential for long-term internal growth and our net income, such as our current proposal to combine with P&O Princess under a DLC structure. Any acquisition includes numerous risks, including, among others, those related to integrating the operations of the acquired entity and achieving the cost reduction synergies that were anticipated to be derived from the combined entity. In addition, we may refinance the acquired entity's existing debt or finance the acquisition by issuing debt and/or equity securities and, accordingly, additional interest expense related to our debt and/or additional shares of our common stock issued in connection with any acquisitions could have a negative effect on our net income and earnings per share. See the introductory paragraph to Part 1, Item 1. B. Risk Factors for additional information related to the proposed DLC transaction.

     (12) The lack of attractive port destinations for our cruise ships could reduce our net revenue yields and net income.

     We believe that attractive port destinations, including ports that are not overly congested with tourists, are major reasons why our customers choose a cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local governmental regulations and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to maintain and increase our ports of call could adversely affect our net revenue yields and net income.

     (13) New legislation or regulations concerning health, safety and security issues could increase our operating costs and adversely affect net income.

     Our ships are subject to various international, national, state and local health, safety and security laws, regulations and treaties. The International Maritime Organization (the "IMO"), which operates under the United Nations, has adopted safety standards as part of the Safety of Life at Sea ("SOLAS") Convention, which is applicable to all of our ships. Generally SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety and security.

     In addition, our ships that call on U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with the SOLAS Convention and by the U.S. Public Health Service for sanitary standards. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit. Finally, the U.S. Congress recently enacted the Maritime Transportation Security Act of 2002 which implements a number of security measures at U.S. ports, including measures that relate to foreign flagged vessels calling at U.S. ports.

     We believe that health, safety and security issues will continue to be areas of focus by relevant government authorities both in the U.S., and abroad. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.


     Risks Related To Our Corporate Structure and Common Stock

     (14) Changes under the Internal Revenue Code and applicable U.S. income tax treaties may adversely affect the U.S. federal income taxation of our U.S. source shipping income.

     We believe that substantially all of our U.S. source shipping income qualifies for exemption from U.S. federal income tax, either under:

     - Section 883 of the Internal Revenue Code of 1986, as amended; or

     - applicable U.S. income tax treaties.

     To date no final U.S. treasury regulations or other definitive interpretations of the relevant portions of Section 883 have been promulgated, although regulations have been proposed. Any such final regulations or official interpretations could differ materially from our interpretation of this Internal Revenue Code provision and, even in the absence of differing regulations or official interpretations, the Internal Revenue Service might successfully challenge our interpretation. In addition, the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of our shares or with respect to the identity, residence, or holdings of our direct or indirect shareholders that could affect us and our subsidiaries eligibility for the
Section 883 exemption. Accordingly, although we believe it is unlikely, it is possible that we and our ship-owning or operating subsidiaries whose tax exemption is based on Section 883 could lose this exemption. If we and/or our ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, we and/or our ship-owning or operating subsidiaries would be subject to U.S. federal income taxation on a portion of our income, which would reduce our net income.

     In addition, some of our subsidiaries may rely on certain U.S. income tax treaties for similar exemptions from U.S. taxation on their U.S. source shipping income. These treaties may be abrogated by either applicable country, replaced or modified with new agreements that treat shipping income differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties or if the existing treaties are abrogated, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for Section 883 exemption, such ship-owning and/or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income, which would reduce our net income.

      See Part I, Item 1. Business, I. Taxation for additional information.

     (15) A small group of shareholders effectively controls the outcome of shareholder voting.

     A group of shareholders, comprising certain members of the Arison family, including Micky Arison, our chairman and chief executive officer, and trusts established for their benefit, currently beneficially owns approximately 47% of our voting power. As a result, this group of shareholders has the power to effectively control, or at least to influence substantially, the outcome of shareholder votes and, therefore, the corporate actions requiring such votes.

     (16) We are not a U.S. corporation, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

     Our corporate affairs are governed by our Second Amended and Restated Articles of Incorporation and By-Laws and by the corporate laws of the Republic of Panama. The corporate laws of the Republic of Panama may differ in some respects from the corporate laws in the U.S.

     (17) Provisions in our constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider in their best interests.

     Our Articles of Incorporation and By-Laws contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that our shareholders consider to be in their best interests. For instance, these provisions may prevent our shareholders from receiving a premium to the market price of our shares offered by a bidder in a takeover context.
Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

     Specifically, our Articles of Incorporation contain provisions that prevent third parties, other than the Arison family and trusts established for their benefit, from acquiring beneficial ownership of more than 4.9 percent of our outstanding shares without the consent of our board of directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in us in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares. For a description of the reasons for the provisions see
Part I, Item 1. Business, I. - Taxation- Application of Section 883 of the Internal Revenue Code.

     (18) The holders of our common stock may experience dilution in the value of their equity interest as a result of the issuance and sale of additional shares of our common stock.

     A substantial amount of shares of our common stock were issued by us in private transactions not involving a public offering and are therefore treated as "restricted securities" for purposes of Rule 144 under the Securities Act or are held by our affiliates and, therefore, treated as "restricted securities" or "control securities". Some of the members of the Arison family and trusts established for their benefit, currently beneficially own approximately 47% of our outstanding common stock. No predictions can be made as to the effect, if any, that the issuance and availability for future market sales of our common stock will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, could materially impair our future ability to raise capital through an offering of equity securities.


     Cautionary Note Concerning Factors That May Affect Future Results

     Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including certain statements concerning future results, plans and goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

     Because forward-looking statements, including those which may impact the forecasting of our net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, estimates of ship depreciable lives and residual values or business prospects, involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this Annual Report on Form 10-K. These factors include, but are not limited to, the following:


- general economic and business conditions, which may impact levels of disposable income of consumers and the net revenue yields for our cruise brands;

- conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and increases in capacity offered by cruise ship and land-based vacation alternatives;

- the impact of operating internationally;

- the international political and economic climate, armed conflict, terrorist attacks, availability of air service and other world events and adverse publicity and their impact on the demand for cruises;

- accidents and other incidents at sea affecting the health, safety, security and vacation satisfaction of passengers;

- our ability to implement our shipbuilding programs and brand strategies and to continue to expand our businesses worldwide;

- our ability to attract and retain shipboard crew and maintain good relations with employee unions;

- our ability to obtain financing on terms that are favorable or consistent with our expectations;

- the impact of changes in operating and financing costs, including changes in foreign currency and interest rates and, fuel, food, insurance and security costs;

- changes in the tax, environmental, health, safety, security and other regulatory regimes under which we operate;

- continued availability of attractive port destinations;

- our ability to successfully implement cost improvement plans and to integrate business acquisitions;

- continuing financial viability of our travel agent distribution system;

- weather patterns or natural disasters; and

- the ability of a small group of shareholders effectively to control the outcome of shareholder voting.

     These risks and other risks are detailed in the section above entitled "Risk Factors." That section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

     Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law, we expressly disclaim any obligation to disseminate, after the date of this document, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

    C. Cruise Operations

     The multi-night cruise industry is a small part of the overall global vacation market. We estimate that the global cruise industry carried more than 10 million passengers in 2002. The principal sources for cruise passengers are North America, Europe, Asia/South Pacific including Australia, and South America. We source our passengers principally from North America, the largest cruise sector in the world and, to a lesser extent, from Europe. A small percentage of our passengers are sourced from South America and Asia/South Pacific. See Note 12, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K for additional information regarding our U.S. and foreign assets and revenues.

     Industry Background

     Since 1970, cruising has been one of the fastest growing segments of the vacation market. According to Cruise Lines International Association, or CLIA, a leading industry trade group, in 1970 approximately 0.5 million North American-sourced passengers took cruises of two consecutive nights or more. CLIA estimates that this number reached approximately 7.4 million passengers in 2002, a compound annual growth rate of approximately 9% since 1970. Despite this growth, we believe that cruising still represents only approximately 3% of the North American vacation market.

     Outside North America, the principal sources of passengers for the industry are the UK, Germany, Italy, France, Spain, South America and Australia. In all of these areas, cruising represents a smaller proportion of the overall vacation market than it does in North America but, based on industry data, is generally experiencing higher growth rates.

     Cruising offers a broad range of products to suit vacationing customers of many ages, backgrounds and interests. Cruise brands can be broadly divided into the contemporary, premium and luxury segments. We have significant product offerings in each of these segments. The contemporary segment is the largest segment and typically includes cruises that last seven days or less, have a more casual ambience and are less expensive than premium or luxury cruises. The premium segment is smaller than the contemporary segment and typically includes cruises that last from seven to 14 days. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries and the average pricing on these cruises is typically higher than those in the contemporary segment. The luxury segment is the smallest segment and is typically characterized by smaller vessel size, very high standards of accommodation and service, generally with higher prices than the premium segment. Notwithstanding these marketing segment classifications, there is overlap and competition among cruise segments.

     We provide cruise vacations in most of the largest vacation markets in the world: North America, the UK, Germany and southern Europe. A brief description of the principal vacation regions in which we operate is as follows:

     North America

     The largest vacation market in the world is North America. According to CLIA, approximately 7.4 million North American passengers took cruises for two consecutive nights or more in 2002.

     Estimates of North American-sourced cruise passengers and the number of lower berths marketed in North America compiled by CLIA from 1997 to 2002 are as follows:


                                   CRUISE
                                 PASSENGERS            LOWER BERTHS
                      CALENDAR     SOURCED             MARKETED IN
                        YEAR   IN NORTH AMERICA(1)    NORTH AMERICA(2)


                        1997       5,051,000             118,000
                        1998       5,428,000             138,000
                        1999       5,894,000             149,000
                        2000       6,882,000             166,000
                        2001       6,906,000             176,000
                        2002       7,400,000             193,000

(1)Based on passengers carried for at least two consecutive nights for the calendar year (2002 estimates are preliminary).
(2)As of the end of the calendar year. These figures include some ships which are marketed in North America and elsewhere.

     The principal itineraries visited by North American cruise passengers in 2002 were the Caribbean, Bahamas and Mexico. In addition, North American cruise passengers visited Alaska, Europe, the Mediterranean, Bermuda, the Panama Canal and other exotic locations, including South America, Africa, the South Pacific, the Orient and India.

     Based on the number of ships that are currently on order worldwide and scheduled for delivery between 2003 and 2006, we expect that the net capacity serving North American consumers will increase significantly over the next several years. Projections compiled by CLIA indicate that by the end of 2003, 2004 and 2005, North America will be served by 187, 197 and 199 ships, respectively, having an aggregate passenger capacity of approximately 213,000, 236,000 and 240,000 lower berths, respectively. These figures include some ships that are expected to be marketed in North America and elsewhere. CLIA's estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as the age of ships or changes in the location from where ships' passengers are predominantly sourced and, accordingly, could indicate a higher percentage growth in North American capacity than will actually occur. Nonetheless, we expect that net capacity serving North American-sourced cruise passengers will increase over the next several years.

     Europe

     We estimate that Europe is one of the largest vacation markets, but cruising in Europe has achieved a much lower penetration rate than in North America. We estimate that approximately 2.3 million European-sourced passengers took cruise vacations in 2002 compared to approximately 7.4 million North American-sourced passengers. However, from 1990 to 2002, the number of cruise passengers sourced from Europe has been growing faster than the number of cruise passengers sourced from North America. From 1997 through 2001, the rate at which Europeans took a cruise grew at a compound annual growth rate of 12% compared to an 8% growth rate with respect to North Americans. Cruise vacation companies are continuing to expand their product offerings in Europe. For example, more cruise vacations were marketed to European passengers in 2002 than in 2001. We expect that a number of new or existing ships will be introduced into Europe over the next several years.

     We also believe that Europe will represent a significant area for growth for us because, among other things, the vacation markets in Europe are large but the level of penetration of cruising is low.

          UK

     The UK is one of the largest sources for cruise passengers in the world. According to G.P. Wild (International) Limited, approximately 0.8 million UK passengers took cruises in 2001. Cruising was relatively underdeveloped as a vacation option for the UK consumers until the mid-1990s, but since then the UK has been one of the fastest growing regions in the world. The number of UK cruise passengers increased by a compound annual growth rate of approximately 10% between 1997 and 2001. The main destination for UK cruise passengers is the Mediterranean. Other popular destinations for UK cruise passengers include the Caribbean, the Atlantic Islands, including the Canary Islands and the Azores, and Scandinavia. In Cunard we have one of the most widely recognized brands in the UK.

          Germany

     Germany is one of the largest sources for cruise passengers in continental Europe with approximately 0.4 million cruise passengers in 2001. Germany exhibited a compound annual growth rate in the number of cruise passengers carried of approximately 8% between 1997 and 2001. We believe that Germany is an underdeveloped region for the cruise industry. The main destinations visited by German cruise passengers are the Mediterranean and the Caribbean. Other popular destinations for German cruise passengers include Scandinavia and the Atlantic Islands. We have two brands, Costa and Cunard, which market their cruises in Germany.

          Southern Europe

     The main regions in southern Europe for sourcing cruise passengers are Italy, France and Spain. Together, these countries generated approximately 0.7 million cruise passengers in 2001. Cruising in Italy, France and Spain exhibited a compound annual growth rate in the number of passengers carried of approximately 15% between 1997 and 2001. We believe that these regions are also relatively underdeveloped for the cruise industry. We intend to increase our penetration in southern Europe through Costa, the largest and one of the most recognized cruise brands marketed in Europe.

          South America

     Cruising has been marketed in South America for many years, although the region remains in an early stage of development. Cruises from South America typically occur during the southern hemisphere summer months of November through March, and are primarily seven to nine days in duration. Our presence is primarily represented through the Costa brand, which currently operates two vessels in this region, Costa Classica and Costa Tropicale, offering approximately 2,324 lower berths.

          Australia

     Cruising in Australia is relatively small but well established. We estimate that approximately 0.1 million Australians took cruise vacations in 2001. We expect to continue to serve this region primarily through Cunard and Holland America, which market their world and other cruises in Australia.


     Characteristics of the Cruise Vacation Industry

          Strong Growth

     Cruise vacations have experienced significant growth in recent years. The number of new cruise ships currently on order from shipyards indicates that the growth in supply of cruise capacity is set to continue for a number of years. As a result of this continuing growth in supply, continued growth in demand across the industry, particularly in North America, will be required in order to take up this increase in supply. Given the historical growth rate of cruising and the relative low penetration levels in major vacation markets, we believe that there are significant areas for growth. However, for the past few years there has been pressure on cruise pricing, which we believe is ultimately the result of, among other things, competition from other vacation alternatives, increases in new cruise ship capacity and competition, ship incidents, adverse publicity and various international political and economic conditions and events, such as terrorism, higher unemployment and the risk of armed conflicts.

          Wide Appeal of Cruising

     Cruising appeals to a broad demographic range. Industry surveys estimate that the principal passengers for cruising in North America (defined as households with income of $40,000 or more headed by a person who is at least 25 years old) now comprise approximately 128 million people. About half of these individuals have expressed an interest in taking a cruise as a vacation alternative.

          Relatively Low Penetration Levels

     North America has the highest cruising penetration rates per capita. Nevertheless, CLIA estimates that only 15% of the U.S. population has ever taken a cruise. In the UK, where there has been significant expansion in the number of cruise passengers carried over the last five years, cruising penetration levels per capita are only approximately three-fifths of those of North America. In the principal vacation regions in continental Europe, cruising penetration levels per capita are approximately one-fifth of those in North America. Elsewhere in the world cruising is at an early stage of development and has far lower penetration rates.

          Satisfaction Rates

     Cruise passengers tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. In North America, industry studies indicate that cruise passengers experience a high level of satisfaction with their cruise product, with 69% of cruisers finding the value of the cruise vacation experience to be as good as, or better than, the value of other vacations.


     Passengers, Capacity and Occupancy

     Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows (1):

            FISCAL          CRUISE           PASSENGER
             YEAR         PASSENGERS         CAPACITY      OCCUPANCY(3)
             1998          2,045,000          39,466        106.3%
             1999          2,366,000          43,810        104.3%
             2000          2,669,000          48,196        105.4%
             2001          3,385,000          58,346        104.7%
             2002          3,549,000          67,282(2)     105.2%

(1) Information presented is as of the end of our fiscal year for passenger capacity. Costa's passengers, capacity and occupancy are only included in 2001 and 2002.
(2) Excludes Windstar Cruises' 148 passenger capacity ship, Wind Song, which was removed from service in December 2002.
(3) In accordance with cruise industry practice, occupancy is determined based on double occupancy per cabin even though some cabins can accommodate three or more passengers. Accordingly, the percentages in excess of 100% indicate that more than two passengers occupied some cabins.

     The actual occupancy percentage for all cruises on our ships during each quarter indicated below was as follows:

             Quarters Ended                      Occupancy
             November 30, 2000                     103.4%
             February 28, 2001                     105.2%
             May 31, 2001                          102.5%
             August 31, 2001                       113.0%
             November 30, 2001                      97.9%(1)
             February 28, 2002                     102.8%
             May 31, 2002                          101.9%
             August 31, 2002                       113.7%
             November 30, 2002                     102.1%

(1) Our fourth quarter 2001 occupancy decreased compared to the fourth quarter of 2000 due primarily to the impact of the events of September 11, 2001 and their aftermath.

     Our passenger capacity has grown from 39,466 berths at November 30, 1998 to 67,282 berths at January 31, 2003. In 1999 capacity increased by 4,344 berths, primarily due to the deliveries of the Carnival Triumph and Holland America's Volendam. During 2000 capacity increased by 4,386 berths, primarily due to the deliveries of the Carnival Victory and Holland America's Zaandam and Amsterdam, partially offset by the 1,214 berth decrease due to the sale of Holland America's Nieuw Amsterdam. During 2001 capacity increased by 10,150 berths, primarily due to the acquisition and consolidation of Costa's 9,200 berths and the delivery of the Carnival Spirit, partially offset by the removal from service of the 946 berth Costa Riviera and the 232 berth decrease due to the sale of the Seabourn Goddess I and II. During 2002, capacity increased by 8,936 berths primarily due to the deliveries of the Carnival Pride, Carnival Legend, Carnival Conquest and Holland America's Zuiderdam, partially offset by the removal from service of the 148 berth Wind Song.


     Cruise Ships and Itineraries

     CCL's 18 ships operate in the contemporary sector and are primarily marketed in North America. All of the CCL ships were designed by and built for CCL, including four that are among the world's largest, the Carnival Conquest, the Carnival Victory, the Carnival Triumph and the Carnival Destiny. In addition, CCL introduced the first three of its new "Spirit" class ships, the Carnival Spirit, the Carnival Pride and the Carnival Legend, which have 80% outside cabins, with 80% of those outside cabins having balconies. Sixteen of the CCL ships operate to destinations in the Bahamas or the Caribbean during all or a portion of the year and two CCL ships call on ports on the Mexican Riviera year round. CCL ships also offer cruises to Alaska, Bermuda, Canada, New England, the Hawaiian Islands and the Panama Canal.

     Through our wholly-owned subsidiary, HAL Antillen, N.V. ("HAL Antillen"), we operate 11 ships in the premium sector, which are primarily marketed in North America under the Holland America brand. HAL Antillen also operates three sailing ships in the luxury cruise sector under the Windstar brand.

     The Holland America ships offer premium cruises of various lengths to destinations in Alaska, the Caribbean, the Panama Canal, Europe, the Mediterranean, the Bahamas, the Hawaiian Islands, South America and other worldwide locations. Cruise lengths vary from three to 100 days, with a large proportion of cruises being seven or ten days. Periodically, the Holland America ships make longer cruises or operate on special itineraries in order to increase travel opportunities for their customers and diversify their cruise offerings. For example, in 2002, Holland America offered a 100-day world cruise. The majority of the Holland America ships operate to destinations in the Bahamas and the Caribbean during fall to spring and in Alaska and Europe during spring to fall. In order to offer a unique destination and, to compete more effectively while operating in the Bahamas and the Caribbean, Holland America includes in certain of its Bahamas and Caribbean itineraries, a private island destination known as Half Moon Cay. Half Moon Cay is a 2,400-acre island owned by Holland America. Facilities were constructed on the island on 45 acres along a crescent-shaped white sand beach. The remainder of the island remains undeveloped. The facilities on Half Moon Cay include bars, shops, restrooms, a post office, a chapel and an ice cream shop, as well as a food pavilion with open-air dining shelters.

     Windstar currently markets cruises to destinations in the Caribbean, Europe, Central America and Tahiti and offers a casual, yet luxurious, cruise experience onboard its modern sail ships. The Windstar ships are primarily marketed in North America.

     Costa's eight ships operate in Europe during the spring to fall. During the fall to spring, Costa repositions most of its ships to the Caribbean and South America. The Costa ships serve the contemporary sector and are primarily marketed in Europe. Costa is the number one cruise line in continental Europe based on passengers carried and capacity of its ships, principally serving customers in Italy, France, Germany and Spain. The Costa ships call on 105 European ports with 44 different itineraries and to various other ports in the Caribbean and South America. Costa has also expanded its presence in Germany by launching a new cruise product aimed exclusively at Germans, with European and Caribbean sailings aboard the 762 berth Costa Marina, which began in the spring 2002.

     Under the Cunard brand, we operate two ships in the premium/luxury sectors, which are primarily marketed in North America, the UK, Germany and Australia. Cunard's flagship, the Queen Elizabeth 2, offers the only regularly scheduled transatlantic crossings between New York and Southampton, England. In addition, Cunard repositioned the Caronia to service the growing UK region, with round-trip cruises from Southampton, which commenced in May 2002. Both of Cunard's ships offer cruises to other worldwide destinations, with many of the cruises ranging generally between six and 26 days. The Cunard ships also offer extended cruises, such as the QE2's world cruise.

     The three Seabourn ships (the "Yachts of Seabourn") offer an intense focus on personalized service and quality cuisine aboard its intimately sized all-suite ships. The Yachts of Seabourn serve the luxury sector and are primarily marketed in North America. These ships concentrate their operations in Europe, Asia and the Americas with cruises generally in the seven to 14 day range.


Summary information of our ships as of January 31, 2003 is as follows:

                                                         APPROXIMATE
                                    CALENDAR                GROSS
                                     YEAR    PASSENGER   REGISTERED
     SHIP                 REGISTRY   BUILT   CAPACITY        TONS

     CCL
     Carnival Conquest     Panama      2002     2,974       110,000
     Carnival Legend       Panama      2002     2,124        88,500
     Carnival Pride        Panama      2001     2,124        88,500
     Carnival Spirit       Panama      2001     2,124        88,500
     Carnival Victory      Panama      2000     2,758       102,000
     Carnival Triumph      Bahamas     1999     2,758       102,000
     Paradise              Panama      1998     2,052        70,000
     Elation               Panama      1998     2,052        70,000
     Carnival Destiny      Bahamas     1996     2,642       101,000
     Inspiration           Bahamas     1996     2,052        70,000
     Imagination           Bahamas     1995     2,052        70,000
     Fascination           Bahamas     1994     2,052        70,000
     Sensation             Bahamas     1993     2,052        70,000
     Ecstasy               Panama      1991     2,052        70,000
     Fantasy               Panama      1990     2,056        70,000
     Celebration           Panama      1987     1,486        47,000
     Jubilee               Bahamas     1986     1,486        47,000
     Holiday               Bahamas     1985     1,452        46,000
       Total CCL                               38,348

     Holland America
     Zuiderdam             Netherlands 2002     1,848        81,800
     Zaandam               Netherlands 2000     1,440        63,000
     Amsterdam             Netherlands 2000     1,380        62,000
     Volendam              Netherlands 1999     1,440        63,000
     Rotterdam             Netherlands 1997     1,316        62,000
     Veendam               Bahamas     1996     1,266        55,000
     Ryndam                Netherlands 1994     1,266        55,000
     Maasdam               Netherlands 1993     1,266        55,000
     Statendam             Netherlands 1993     1,266        55,000
     Prinsendam            Netherlands 1988       792        38,000
     Noordam               Netherlands 1984     1,214        34,000
       Total Holland America                   14,494

     Costa
     Costa Atlantica       Italy       2000     2,114        86,000
     Costa Victoria        Italy       1996     1,928        76,000
     Costa Romantica       Italy       1993     1,344        53,000
     Costa Allegra         Italy       1992       806        30,000
     Costa Classica        Italy       1991     1,302        53,000
     Costa Marina          Italy       1990       762        25,500
     Costa Europa          Italy       1986     1,476        54,000
     Costa Tropicale       Italy       1982     1,022        37,000
       Total Costa                             10,754





                                                          APPROXIMATE
                                       CALENDAR              GROSS
                                       YEAR    PASSENGER   REGISTERED
     SHIP                 REGISTRY     BUILT   CAPACITY       TONS

     Cunard
     Caronia               UK          1973       668        24,500
     QE2                   UK          1969     1,790        70,000
       Total Cunard                             2,458

     Seabourn
     Seabourn Legend       Bahamas     1992       208        10,000
     Seabourn Spirit       Bahamas     1989       208        10,000
     Seabourn Pride        Bahamas     1988       208        10,000
       Total Seabourn                             624

     Windstar Cruises
     Wind Surf             Bahamas     1990       308        14,750
     Wind Spirit           Bahamas     1988       148         5,700
     Wind Star             Bahamas     1986       148         5,700
       Total Windstar                             604

       Total Passenger Capacity                67,282


     Cruise Ship Construction and Cruise Port Facility Development

     We have signed agreements with three shipyards providing for the construction of 13 new cruise ships, which have 30,580 berths. See Note 7, "Commitments" to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K. Primarily in cooperation with private or public entities, we are engaged in the development of new or enhanced cruise port facilities. These facilities are expected to provide our passengers with an improved holiday experience. Our involvement typically includes providing cruise port facility development and management expertise and assistance with financing. During 2002, we were primarily involved in the development of cruise port facilities in Long Beach, California, Galveston, Texas, La Romana, Dominican Republic, which opened in December 2002, San Juan, Puerto Rico, Savona, Italy, and Cozumel, Mexico. No assurance can be given that any of these cruise port facilities that are still being developed will be completed.

     Cruise pricing

     Each of our cruise brands publishes brochures with prices for the upcoming seasons. In many regions, brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through our early booking discount programs and other promotions. The cruise ticket price includes accommodations, meals and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including on substantially all our ships a fully equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a jogging track, a health club, swimming pools, whirlpools and saunas.

     When a passenger elects to purchase air transportation from us, both our cruise revenues and operating expenses generally increase by approximately the same amount.

     Onboard and Other Revenues

     We derive revenues from other onboard activities and services including casino gaming, bar sales, gift shop sales, entertainment arcades, shore excursions, art auctions, photo sales, spa services, bingo games and lottery tickets, video diaries, snorkel equipment rentals, internet and telephone usage, vacation protection insurance and promotional advertising by merchants located in our ports of call.

     Our casinos, which contain slot machines and gaming tables including blackjack, and in most cases craps and roulette, are generally open only when our ships are at sea in international waters. We also earn revenue from the sale of alcoholic and other beverages. Onboard activities are either performed directly by us or by independent concessionaires, from which we collect a percentage of their revenues.

     We receive additional revenues from the sale to our passengers of shore excursions at each ship's ports of call. These excursions include, among other things, bus and taxi sightseeing and adventure outings, local boat and beach parties and nightclub and casino visits. For the CCL, Costa, Windstar, Cunard and Seabourn ships, the shore excursions are primarily operated by independent tour operators. For the Holland America ships and other of our brands operating to destinations in Alaska, shore excursions are operated by Holland America Tours and independent parties.

     In conjunction with cruise vacations on our ships, all of our cruise brands sell pre- and post-cruise land packages. CCL land packages generally include from one to four-night vacations at nearby attractions, such as Universal Studios and Walt Disney World in Orlando, Florida, Busch Gardens in Tampa, Florida, or in proximity to other vacation destinations in Central and South Florida, Galveston, Texas, New Orleans, Louisiana, Los Angeles, California and San Juan, Puerto Rico. Holland America land packages outside of Alaska generally include up to four-night vacations, including stays in unique European port cities or near attractions in Central and South Florida. Costa's land packages generally include one or two-night vacations in well-known European cities or at vacation destinations in Central or South Florida. Cunard, Seabourn and Windstar packages include numerous luxury and/or exotic pre- and post-cruise land programs, such as world class golf programs and London and Paris luxury holidays.

     In conjunction with our Alaska cruise vacations on our Holland America, CCL and Seabourn ships, we sell pre- and post-cruise land packages, which are more fully described in Part I, Item 1. Business, D. Tour Segment.


     Sales and Marketing

     Our cruise vacations appeal to a broad range of customers of all ages and interests, generating high-levels of repeat business for our different brands. Our target audience in North America, comprised of households with an income of $40,000 or more and headed by a person who is at least 25 years old, includes approximately 128 million people. Industry surveys show that approximately half of these people have expressed an interest in taking a cruise as a vacation alternative. In addition, CLIA forecasts that 27 million North Americans will take a cruise over the next three years versus an estimated 7.4 million North American cruisers in 2002.

     In addition, cruising has traditionally appealed to the middle and older segments of the population. These are the fastest growing segments of the population and are forecast to expand over the next 10 years, which we expect will provide a major source of new business for us. Furthermore, cruising is also attracting interest from younger people.

     Cruise passengers tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. In North America, industry studies indicate that cruise passengers experience a high level of satisfaction with their cruise product, with 69% of cruisers finding the value of the cruise vacation experience to be as good as, or better than, the value of other vacations.

     We believe that both our ability to attract passengers and our customers' satisfaction levels are enhanced by the levels of choice and innovative new facilities onboard our cruise ships, such as balconies, multiple restaurants, including some open 24-hours a day, offering flexible dining, and amenities such as modern gymnasiums and health spas, internet cafes, theaters, discos and wedding chapels. Cruise ships are now floating resorts and our brands are positioned to appeal to each of the three major sectors of the cruise industry - contemporary, premium and luxury. Each of our brands offers a particular style of cruise vacationing from the excitement and variety of a CCL "Fun Ship", the five-star sophistication of Holland America, the classic British tradition of Cunard, the indulgent intimacy and luxury onboard the Yachts of Seabourn, the casual elegance of Windstar and the Italian charm of Costa - individual brands with individual styles.

     During 1998, we created the "World's Leading Cruise Lines" marketing alliance for our family of six cruise brands in order both to educate the consumer about the overall breadth of our cruise brands, as well as to increase the effectiveness and efficiency of marketing our brands. During 2000, we launched "VIP", or Vacation Interchange Privileges, a loyalty program that provides special considerations to repeat guests aboard any of our six brands.

     Our various cruise lines employ over 530 personnel, excluding reservation agents, in the sales and sales support area who, among other things, focus on motivating, training and supporting the retail travel agent community which sells substantially all of our cruises, typically on a non-exclusive basis to individuals, fraternal, religious and other groups, corporations and others. Travel agents generally receive a standard commission of 10% plus the potential of additional commissions based on sales volume. Commission rates on cruise vacations are usually higher than commission rates earned by travel agents on sales of airline tickets and hotel rooms. Moreover, since cruise vacations are substantially all-inclusive, sales of our cruise vacations generally yield higher commissions to travel agents than commissions earned on selling airline tickets and hotel rooms. During fiscal 2002, no controlled group of travel agencies accounted for more than 10% of our revenues.

     Historically, a significant portion of our brands' cruises were booked from several months in advance of the sailing date for contemporary brands to up to a year in advance of sailing for our luxury brands. This lead-time allowed us to adjust our prices, if necessary, in relation to demand for available cabins, as indicated by the level of advance bookings. Our fares, such as CCL's Supersaver fares and Holland America's Early Savings and Alumni Savings fares, are designed to encourage potential passengers to book cruise reservations earlier, which helps to manage more effectively our overall net revenue yields. Our brands' payment terms generally require that a passenger pay a deposit to confirm their reservation with the balance due well before the departure date. As a result of September 11, 2001 and its aftermath, our brands have generally experienced a closer-to-sailing booking pattern than was historically experienced. This change in pattern has caused a reduction in the cash flows that we receive from early advance bookings and, as would be expected, has adversely affected our early booking programs. Generally, this trend has continued into 2003. However, our revenue management personnel have adjusted our cabin inventories and pricing programs to deal with these changing booking patterns in order to optimize our revenue yields.

     Initially, our cruise brands were marketed primarily in North America. We began to globalize our cruise business by expanding into Europe through the acquisition of a 50% interest in Costa in June 1997 and Cunard in May 1998. In September 2000, we positioned ourselves to better take advantage of this expanding presence by acquiring the balance of Costa. This acquisition solidified our ownership of a cruise line that we believe is as recognizable in southern Europe and South America as CCL is in North America. We have leveraged Costa's European leadership position by increasing our new ship development commitment to the Costa brand, as well as by transferring CCL's Tropicale in 2001 and Holland America's Westerdam in 2002 to the Costa fleet. We have specifically tailored the Costa Marina to German passengers, and began marketing her exclusively for German-speaking passengers in spring 2002. Additionally, we repositioned Cunard's Caronia to target UK passengers with round-trip cruises from Southampton in May 2002, and have also committed to the construction of a new 1,968 passenger ship to serve Cunard's UK customers upon its expected in-service date of February 2005.

     CCL

     We believe that CCL's success is due partly to its unique brand positioning within the vacation industry. CCL markets its cruises not only as alternatives to competitors' cruises, but as vacation alternatives to competitive land-based resorts and sightseeing destinations. CCL seeks to attract passengers from the broad vacation market, including those who have never been on a cruise ship before and who might not otherwise consider a cruise as a vacation alternative. CCL's strategy has been to emphasize the cruise experience itself rather than particular destinations, as well as the advantages of a prepaid, all-inclusive vacation package. CCL regularly engages in comparative pricing advertisements in which it compares the cost of a cruise with land-based vacations. CCL markets its cruises as the "Fun Ships" experience, which includes a wide variety of onboard activities and entertainment, such as full-scale casinos and nightclubs, an atmosphere of pampered service and high quality food.

     CCL uses, among others, the themes "So Much Fun, So Many Places" and "The Most Popular Cruise Line in the World!". CCL advertises nationally directly to consumers primarily on network and cable television and through extensive print media. CCL believes its advertising generates interest in cruise vacations generally and results in a higher degree of consumer awareness of the "Fun Ships" concept and the "Carnival" name in particular. CCL's consumer web site, www.carnival.com, serves as a marketing and research tool for its current and potential customers. During 2001, CCL and Capital One launched an affordable cruise financing program bundled with a co-branded credit card featuring a comprehensive rewards program. The Fun Finance Plan enables cruise passengers to pay for a CCL cruise through fixed monthly credit card payments.

     CCL has expanded its ship embarkation locations in the U.S. and Canada over the past several years to help generate additional drive-in business, which reduces the cost and increases the convenience of a CCL vacation compared to cruise or land-based alternatives that require air or other more expensive travel arrangements. Specifically, CCL now has cruises originating from Baltimore, Charleston, Ensenada, Fort Lauderdale, Galveston, Honolulu, New Orleans, New York, Norfolk, Philadelphia, San Diego, Seward, Tampa and Vancouver, in addition to its traditional home ports of Miami, Los Angeles, Port Canaveral and San Juan. In addition, CCL is offering shorter cruises, which also reduces the cost of a cruise vacation to CCL's passengers.

     Most of CCL's cruise bookings are made through travel agents. In fiscal 2002, CCL took reservations from about 25,000 of approximately 33,000 travel agency locations known to us in the U.S. and Canada. In addition, CCL markets and sells its cruises to tour operators and through travel agents located in numerous other countries, including the UK, Mexico, Bermuda, Bahamas, Italy, and Venezuela.

     CCL engages in substantial promotional efforts designed to motivate and educate retail travel agents about its "Fun Ships" cruise vacations. CCL employs approximately 95 business development managers and 75 in-house service representatives and administrative support personnel to motivate independent travel agents and to promote its cruises as an alternative to competitive land-based vacations or other cruise lines. CCL believes it has one of the largest sales forces in the cruise industry.

     To facilitate access and to simplify the reservation process, CCL employs approximately 1,250 reservation agents. CCL's fully automated reservation system allows its reservation agents to respond quickly to book cabins on its ships. Additionally, through various third-party computer reservation systems or CCL's internet booking engine, travel agents and consumers have the ability to make reservations directly into CCL's computerized reservations system.

     Holland America and Windstar

     The Holland America and Windstar ships cater to the premium and luxury sector, respectively. We believe that the hallmarks of the Holland America experience are beautiful ships and gracious, attentive service. Holland America communicates this difference as "A Tradition of Excellence", a reference to its long-standing reputation for "world class" service and cruise itineraries. Holland America seeks to attract consumers who want an enhanced vacation in terms of service, style, space and comfort and a higher staff-to-guest ratio.

     Substantially all of Holland America's bookings are made through travel agents. In fiscal 2002, Holland America took reservations from about 17,000 of approximately 33,000 travel agency locations known to us in the U.S. and Canada. In addition, Holland America and Windstar market and sell their cruises to tour operators and through travel agents located in numerous other countries, including the UK, Australia and the Netherlands.

     Holland America has focused much of its sales efforts at creating an excellent relationship with the travel agency community. This is due principally to its marketing philosophy that travel agents have a large impact on the consumer vacation selection process and will recommend Holland America more often because of its excellent reputation for service to both its guests and their independent travel agents. Holland America solicits continuous feedback from customers and the independent travel agents making bookings with Holland America to ensure they are receiving excellent service. Holland America and Windstar believe that their web sites at www.hollandamerica.com and www.windstarcruises.com help to enrich the consumers' web-based research experience.

     Holland America's marketing communication strategy is primarily composed of newspaper and magazine advertising, large-scale brochure distribution, direct mail solicitations to past passengers and others and network and cable television and radio spots. Holland America engages in substantial promotional efforts designed to motivate and educate retail travel agents about its products. Holland America employs approximately 50 field sales representatives, 30 inside sales representatives and 15 sales and service representatives to support this field sales force. To facilitate access and to simplify the reservation process, Holland America employs approximately 305 reservation agents primarily to take bookings from travel agents. Additionally, through various third-party computer reservation systems or Holland America's internet booking engine, travel agents and consumers have the ability to make reservations directly into Holland America's computerized reservations system.

     Windstar has its own marketing and reservations staff. Field sales representatives for both Holland America and CCL also act as field sales representatives for Windstar. Marketing efforts are devoted primarily to travel agent support and awareness, direct mail solicitation of past passengers and distribution of brochures. The marketing features the distinctive nature of the graceful, modern sail ships and the distinctive "casually elegant" experience on "intimate itineraries," apart from the normal cruise experience. Windstar's luxury cruise sector positioning is embodied in its marketing phrase "180 degrees from ordinary."

     Costa

     From June 1997 to September 28, 2000, we owned 50% of Costa. On September 29, 2000, we completed the acquisition of the remaining 50% interest in Costa.

     Costa is headquartered in Genoa, Italy and is Europe's largest cruise line based on number of passengers carried and available capacity. Costa is targeted to the contemporary sector with most of its cruises sold to European passengers, primarily from Italy, France, Germany, Spain, England and Switzerland. Approximately 91% of Costa's revenues in fiscal 2002 were generated by non-U.S. tour operators and travel agents. Costa has sales offices in Argentina, Brazil, the UK, France, Germany, Italy, Mexico, Spain, Switzerland and the U.S., and employs over 215 personnel in the sales and sales support area, excluding reservation agents. Costa sales offices focus much of their effort at motivating and educating travel agents. These efforts include, among other things, newspaper, television, radio and magazine advertising, direct mail solicitation and brochure distribution. In addition, through the use of the internet, at web sites specifically designed for the country and guest that Costa is targeting, the consumers are educated about cruising and Costa (i.e.: www.costacruises.com and www.costa.it). To facilitate access and to simplify the reservation process, Costa employs approximately 150 reservation agents primarily to take bookings from travel agents. Additionally, through either Costa's internet booking engine or through third party computer reservation systems, Costa's European and South American travel agents generally have the ability to make reservations directly into Costa's reservations system.

     We believe that one of the principal ways that Costa distinguishes itself from other brands is by immersing its guests in the Italian ambiance on its ships. The moment guests board a ship, they are greeted by Italian decor and art, the decks and restaurants are sometimes named after well-known Italian places, the cuisine is prepared with an Italian flair and the officers and key personnel are all Italian. A voyage on board Costa is meant to capture the charm and flavor of a visit to Italy.

     Cunard and Seabourn

     We own 100% of Cunard Line Limited, which owns Cunard and Seabourn. Currently five ships are being offered under these two brands, which are marketed separately.

     The Cunard brand operates two ships in the premium/luxury cruise sectors. Cunard's most visible ship is the QE2. The QE2 is the only active passenger ship of its size built specifically for navigating ocean waters and offering regularly scheduled transatlantic cruises, and thus enjoys a unique standing among modern passenger ships. Over the past year, Cunard has repositioned itself as the brand with the most famous ocean liners in the world. The fame of the QE2, as well as the worldwide anticipation of the arrival of the Queen Mary 2, which is expected to enter service in January 2004, reinforces this brand identity. The line's other cruise ship, the Caronia, is based in Southampton and has been dedicated to attracting UK consumers since May 2002.

     The Seabourn brand operates three ships under the trade name "The Yachts of Seabourn," offering ultra-luxury cruising with an intense focus on service and cuisine. It is the exceptionally high level of service which we believe enables the Yachts of Seabourn to be one of the most celebrated cruise lines in the world.

     Cunard and Seabourn market and sell their products through their sales offices in Miami, Florida, the UK, Germany and our office in Australia. Approximately 61% and 31% of Cunard and Seabourn's revenues, respectively, are generated by non-U.S. tour operators and travel agents. Marketing efforts are devoted primarily to travel agent support and awareness, direct mail solicitation, loyalty marketing to past passengers, targeted print media campaigns and brochure distribution and the education of consumers at the Cunard and Seabourn web sites located at www.cunard.com and www.seabourn.com, respectively.

     Substantially all of Cunard's and Seabourn's bookings are made through travel agents. In fiscal 2002,Cunard and Seabourn took reservations from about 6,100 of approximately 33,000 travel agency locations known to us in the U.S. and Canada. Cunard and Seabourn employ approximately 15 field sales representatives, 10 inside sales representatives and 20 sales and service representatives to support its worldwide field sales force. They also employ approximately 45 reservation agents worldwide primarily to take bookings, substantially all of which come from travel agents.

     Seasonality

     Our revenue from the sale of passenger tickets is moderately seasonal. Historically, demand for cruises has been greatest during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Exhibit 13 to this Annual Report on Form 10-K.


     Competition

     We compete both with a wide array of other land-based vacation alternatives and with other cruise lines for the consumers' disposable leisure time dollars.

     We compete with land-based vacation alternatives throughout the world, including, among others, resorts and hotels located in Las Vegas, Nevada, Orlando, Florida, various Caribbean, Mexican, Bahamian and Hawaiian Island destination resorts and numerous vacation destinations throughout Europe and the rest of the world. Specifically, our land-based competitors, include, among many others, MyTravel, Club Mediterranee, GoGo Tours, Fairfield Communities Vacation Ownership Club, First Choice, Harrah's Entertainment, Hilton Hotels, Hyatt Hotels, Kuoni Travel, Mandalay Resort Group, Disney, Universal Studios, Marriott International Resorts and the Marriott Vacation Ownership Club, MGM Grand, Nouvelle Frontieres, Perillo Tours, Ritz-Carlton Hotels, Saga Tours, Six Flags, Starwood Hotels and Resorts, Sandals Resorts, Sun City Resorts, Thomas Cook, Trafalgar and TUI, as well as various other theme parks.

     Our primary cruise competitors in the contemporary and/or premium cruise segments for North American sourced passengers are Royal Caribbean Cruises Ltd., which owns Royal Caribbean International and Celebrity Cruises, P&O Princess, which owns Princess Cruises, Star Cruises plc, which owns Norwegian Cruise Line and Orient Lines, and Disney Cruise Line.

     Our primary cruise competitors for European sourced passengers are MyTravel's Sun Cruises, Fred Olsen, P&O Cruises (UK), Saga and Thomson in the UK; Aida Cruises, A'Rosa, Festival Cruises, Hapag-Lloyd, Peter Deilmann and Phoenix Reisen in Germany; and Mediterranean Shipping Cruises, Royal Olympia Cruises, Louis Cruise Line and Festival Cruises in southern Europe. We will also compete for passengers throughout Europe with Norwegian Cruise Line, Orient Lines, Princess Cruises, Royal Caribbean International and Celebrity Cruises.

     Our primary competitors in the luxury cruise segment for our Cunard, Seabourn and Windstar brands include Crystal Cruises, Radisson Seven Seas Cruise Line and Silversea Cruises.

     Our brands also will compete with similar or overlapping product offerings across all of our segments.

     On January 8, 2003, P&O Princess announced that its board of directors had recommended to P&O Princess shareholders our proposal to combine with P&O Princess under a DLC structure (see Part I, Item 1. Business, A. General - Recent Development).

     See Part I, Item 1. Business, B. Risk Factors for additional information regarding our competition.

     Governmental Regulations

          Maritime Regulations

     Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. In addition, our ships are registered in the Bahamas, the UK, Italy, the Netherlands and Panama, as more fully described under Part I, Item 1. Business, C. Cruise Segment - Cruise Ships and Itineraries and, accordingly, are regulated by these jurisdictions and by the international conventions governing the safety of our ships and guests that these jurisdictions have ratified or adhere to. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the directives and regulations of the European Union are applicable to some aspects of our ship operations. We cannot estimate the ultimate cost of complying with these requirements or the impact of these requirements on the resale value or useful lives of our ships.

     Specifically, the IMO, which operates under the United Nations, has adopted safety standards as part of the SOLAS Convention, which is applicable to all of our ships. Generally SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased in through 2010.

     In 1993, SOLAS was amended to adopt the International Safety Management Code, referred to as the ISM Code. The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code became mandatory for passenger vessel operators, such as ourselves, on July 1, 1998. All of our operations and ships have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control, the process by which a nation exercises authority over foreign ships when the ships are in the waters subject to its jurisdiction.

     Our ships are subject to a program of periodic inspection by ship classification societies who conduct annual, intermediate, dry-docking and class renewal surveys. Classification societies conduct these surveys not only to ensure that our ships are in compliance with international conventions adopted by the flag state and domestic rules and regulations, but also to verify that our ships have been maintained in accordance with the rules of the society and recommended repairs have been satisfactorily completed.

     Our ships that call on U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with the SOLAS Convention and by the U.S. Public Health Service for sanitary standards. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit. In addition, the U.S. Congress recently enacted the Maritime Transportation Security Act of 2002 which implements a number of security measures at U.S. ports, including measures that relate to foreign flagged vessels calling at U.S. ports.

     We believe that health, safety and security issues will continue to be an area of focus by relevant government authorities both in the U.S., and abroad. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.

          Other Environmental, Health and Safety Matters

     We are subject to various international, national, state and local environmental protection and health and safety laws, regulations and treaties that govern, among other things, air emissions, employee health and safety, waste discharge, water management and disposal and storage, handling, use and disposal of hazardous substances, such as chemicals, solvents, paints and asbestos.

     In particular, in the U.S., the Oil Pollution Act of 1990("OPA") provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply, however, where the discharge is caused by gross negligence or willful misconduct of, or the violation of, an applicable regulation by a responsible party. Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships. These certificates demonstrate our ability to meet removal costs and damages related to water pollution, such as for an oil spill or a release of a hazardous substance up to our ship's statutory liability limit.

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

     If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. See Note 8, "Contingencies - Litigation" for additional information related to Holland America's environmental contingencies.

     Pursuant to a settlement with the U.S. government in April 2002, we pled guilty to certain environmental violations. We were sentenced under a plea agreement pursuant to which we paid fines in fiscal 2002 totaling $18 million to the U.S. government and other parties. We had accrued for these fines in fiscal 2001. We were also placed on probation for a term of five years. Under the terms of the probation, any future violation of environmental laws by us may be deemed a violation of probation. In addition, we were required as a special term of probation to develop, implement and enforce a worldwide environmental compliance program. We are in the process of implementing the environmental compliance program and expect to incur approximately $10 million in additional annual environmental compliance costs commencing in 2003 as a result of the program.

     From time to time, environmental and other regulators consider more stringent regulations which may affect our operations and increase our compliance costs. As evidenced from the preceding paragraphs, the cruise industry is affected by a substantial amount of environmental rules and regulations. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities and, accordingly, this will likely subject us to increasing compliance costs in the future.

           Consumer Regulations

     In addition, our ships that call on U.S. ports are regulated by the Federal Maritime Commission, referred to as the FMC. Public Law 89-777 which is administered by the FMC requires most cruise line operators to establish financial responsibility for their liability to passengers for non-performance of transportation as well as casualty and personal injury. The FMC's regulations require that a cruise line demonstrate its financial responsibility through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two year period up to a maximum coverage level of $15 million. The FMC has recently proposed various changes to the financial responsibility regulations for non-performance of transportation, including a proposal to significantly increase the amount of financial responsibility required to be maintained by cruise lines which would increase our compliance costs. In addition, other jurisdictions, including Argentina, Australia, Brazil, the UK and Germany require the establishment of financial responsibility for passengers from their jurisdictions.

          Permits for Glacier Bay, Alaska

     In connection with a significant portion of our Alaska cruise operations, Holland America and CCL rely on concession permits from the U.S. National Park Service, which are periodically renewed, to operate their cruise ships in Glacier Bay National Park and Preserve. There can be no assurance that these permits will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future. See Part 1,
Item 3. Legal Proceedings and Note 8, "Contingencies-Litigation" to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     We believe we have all the necessary licenses to conduct our business. From time to time, various other regulatory and legislative changes may be proposed or adopted that could have an effect on the cruise industry in general and our business in particular. See Part I, Item 1. Business, B. Risk Factors for a discussion of other regulations which impact us.

     Financial Information

     For financial information about our cruise and affiliated operations segment with respect to each of the three years in the period ended November 30, 2002, see Note 12, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     D. Tour Segment

     In addition to our cruise business we operate Holland America Tours, which is a leading cruise/tour operator in the state of Alaska and the Canadian Yukon. Holland America Tours also markets sightseeing packages both separately and as part of our cruise/tour packages. Since a substantial portion of its business is derived from the sale of tour packages in Alaska during the summer season, Holland America Tours' operations are highly seasonal.

     Holland America Tours

     Holland America Tours is comprised of a group of companies which, together comprise our tour operations and perform three independent yet interrelated functions. During 2002, as part of an integrated travel program to destinations in Alaska, the Canadian Yukon and Washington, the tour service group offered 31 different tour programs varying in length from 8 to 21 days. The transportation group and hotel group supports the tour service group by supplying facilities needed to conduct tours. Facilities include dayboats, motor coaches, rail cars and hotels.

     Two luxury dayboats perform an important role in the integrated travel program offering tours to the glaciers of Alaska and the Yukon River. The Yukon Queen II cruises the Yukon River between Dawson City, Yukon Territory and Eagle, Alaska and the Ptarmigan operates on Portage Lake in Alaska. The two dayboats have a combined capacity of 360 passengers.

     A fleet of over 300 motor coaches operates in Alaska, Washington, British Columbia, Canada and the Canadian Yukon. These motor coaches are used for extended trips, city sightseeing tours and charter hire. Additionally, Holland America Tours operates express motor coach service between downtown Seattle, Washington and the Seattle-Tacoma International Airport and also provides transit and meet and greet services for some of CCL's and Costa's cruise passengers at certain of their Canadian and U.S. ports of call.

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

     Westmark Hotels

     During 2002, Holland America Tours operated 14 hotels in Alaska and the Canadian Yukon under the name Westmark Hotels (one hotel was sold in August 2002). Four of the hotels are located in Canada's Yukon Territory and offered a combined total of 587 rooms. The remaining ten hotels, located throughout Alaska, provided a total of 1,393 rooms, bringing the total number of hotel rooms to 1,980. Twelve of the hotels were wholly owned by Holland America Tours' subsidiaries and Westmark operated two under a management agreement.

     The hotels play an important role in Holland America Tours' tour programs during the summer months when they provide accommodation to the tour passengers. The hotels located in the larger metropolitan areas remain open during the entire year, acting during the winter season as centers for local community activities while continuing to accommodate the traveling public. Most of the Westmark hotels include dining, lounge and conference or meeting room facilities. Some hotels have gift shops and other tourist services on the premises.

     For the five hotels that operated year-round in 2002, the occupancy percentage for fiscal 2002 was 51.5%, and for the nine hotels that operated only during the summer months, the occupancy percentage for fiscal 2002 was 59.4%.

     Sales and Marketing

     Holland America Tours has its own marketing staff devoted to travel agent support and awareness, direct mail solicitation of past customers, use of consumer magazine and newspaper advertising to develop prospects and enhance awareness and distribution of brochures. Additionally, television and radio spots are used to market its tour and cruise packages. The Holland America Tours marketing message builds on its 55 years of Alaska tourism leadership and its extensive array of hotel and transportation assets to create a brand preference for Holland America Tours. To the prospective vacationer the marketing endeavors to convince them that "Holland America Tours is Alaska."

     Holland America Tours' products are marketed both separately and as part of cruise/tour packages. Although most of Holland America Tours' cruise/tours include a Holland America cruise as the cruise segment, other cruise lines also market Holland America Tours as a part of their cruise/tour packages and sightseeing excursions. Tours that are sold separately are marketed through independent travel agents and also directly by Holland America Tours, utilizing sales desks in major hotels. General marketing for the hotels is done through various media in Alaska, Canada and the contiguous U.S. Travel agents, particularly in Alaska, are solicited, and displays are used in airports in Seattle, Washington, Portland, Oregon and various Alaska cities. Room rates at Westmark Hotels are on the upper end of the scale for hotels in Alaska and the Canadian Yukon.

     Seasonality

     Holland America Tours' revenues from tours are highly seasonal with a large majority generated during the late spring and summer months in connection with the Alaska cruise season. The tours are conducted in Alaska, the Canadian Yukon and Washington. The Alaska and Canadian Yukon tours coincide to a great extent with the Alaska cruise season, May through September. Washington tours are conducted year-round although demand is greatest during the summer months. During periods in which tour demand is lower Holland America Tours seeks to maximize its motor coach charter activity, such as operating charter tours to ski resorts in Washington.

     Competition

     Holland America Tours competes with independent tour operators and motor coach charter operators in Alaska, British Columbia, the Canadian Yukon and Washington. The primary competitors in these areas are Princess Tours with approximately 220 motor coaches, five hotels and ten ultra dome rail cars; Alaska Sightseeing/Trav-Alaska with approximately 15 motor coaches, and Royal Celebrity Tours with approximately 40 motor coaches and four domed rail cars. The primary competitors in Washington are Hesselgrave International, with approximately 40 motor coaches and Pacific Northwest Coaches with approximately 20 motor coaches.

     Westmark Hotels compete with various hotels throughout Alaska, many of which charge prices below those charged by Westmark Hotels. Dining facilities in the hotels also compete with the many restaurants in the same geographic areas.

     Government Regulations

     Holland America Tours' motor coach operations are subject to regulation both at the federal and state levels, including primarily the U.S. Department of Transportation, the Washington Utilities and Transportation Commission, the British Columbia Motor Carrier Commission, the Yukon Motor Transport Board and the Alaska Department of Transportation. Certain activities of Holland America Tours involve federal or state properties and may require concession permits and are subject to regulation by various federal or state agencies, such as the U.S. National Park Service, the U.S. Forest Service and the State of Alaska Department of Natural Resources. In addition, Holland America Tours is also subject to federal, state and local environmental regulations.

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

     From time to time, various other regulatory and legislative changes have been or may be proposed or adopted that could have an effect on the tour industry in general and Holland America Tours in particular.

     Financial Information

     For financial information about our tour segment with respect to each of the three years in the period ended November 30, 2002, see Note 12, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

     E. Employees

     Our operations have approximately 5,600 full-time and 2,100 part-time/seasonal employees engaged in shoreside operations. We also employ approximately 29,500 officers, crew and staff on our 45 ships. Due to the seasonality of our Alaska and Canadian operations, HAL Antillen and its subsidiaries increase their work force during the summer months, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, motor coach and ship operations. We consider our employee and union relations generally to be good.

     We source our shipboard officers primarily from Italy, Holland, the UK and Norway. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

     F. Suppliers

     Our largest purchases are for airfare, travel agency commissions, advertising, fuel, food and beverages, hotel and restaurant supplies and products, repairs and maintenance and dry-docking, port charges and for the construction of our ships. Although we utilize a limited number of suppliers for most of our food and beverages, and hotel and restaurant supplies and products, most of these purchases are available from numerous sources at competitive prices. The use of a limited number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel at some of our ports of call and port related services at all our ports of call from a limited number of suppliers. In addition, we perform our major dry-dock and ship improvement work at dry-dock facilities in the Bahamas, British Columbia, Canada, the Caribbean, Europe and the U.S. We believe there are sufficient dry-dock facilities to meet our anticipated requirements. Finally, we have entered into agreements with three shipyards for the construction of our 13 additional cruise ships.

     G. Insurance

     General

     We maintain insurance to cover a number of risks associated with owning and operating vessels in international trade. All such insurance policies are subject to limitations, exclusions and deductible levels. Premiums charged to us by both marine and non-marine insurers will likely be adversely impacted by the losses incurred in the direct and reinsurance markets, regardless of our own loss experience. Since September 11, 2001, we have experienced premium increases and expect most of our insurance premiums to increase significantly at the time of their renewals commencing in late February 2003. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for the below-mentioned risks through the use of substantial deductibles, which may increase in the future in response to expected premium increases. We do not typically carry coverage related to loss of earnings or revenues for our cruise, tour and related operations.

     Protection and Indemnity ("P&I") Coverage

     Third-party liabilities in connection with our cruise activities are covered by entry in a P&I club. P&I coverage is available through mutual indemnity associations, known as clubs, that are owned by ship-owners. Our vessels are entered into three clubs as follows: The West of England Shipowners Mutual Insurance Association (Luxembourg), Steamship Mutual Underwriting Association Ltd. and the United Kingdom Mutual Steamship Assurance Association (Bermuda) Limited. The P&I clubs in which we participate are part of a worldwide network of P&I clubs, known as the International Group (the "IG"). The IG insures directly, and through reinsurance markets, a large portion of the world's shipping fleets. The terms of our P&I coverage are governed by the rules of our P&I clubs, while the amount of insurance is governed by the rules of the IG. Our vessel coverages include legal, statutory or pre-approved contract liabilities and other related expenses related to crew, passengers and other third parties on our ships in operation. This coverage also includes shipwreck removal, pollution and damage to third party property.

     Hull and Machinery Insurance

     We maintain insurance on the hull and machinery of each of our ships in amounts equal to the approximate estimated market value of each ship. The coverage for hull and machinery is provided by international marine insurance carriers. Most insurance underwriters make it a condition for insurance coverage that a ship be certified as "in class" by a classification society that is a member of the International Association of Classification Societies ("IACS"). All of our ships are currently certified as in class with an IACS member. These certifications have either been issued or endorsed within the last twelve months.

     War Risk Insurance

     Subject to certain limitations, we maintain war risk insurance on each of our ships, which includes legal liability to crew and passengers, including terrorist risks for which coverage would be excluded under the coverage provided by the P&I clubs mentioned above. The war risk coverage is provided by international marine insurance carriers. We do not carry war risk insurance coverage for physical damage to our ships, which coverage is excluded from our hull policy. However, as required by certain agreements, war risk insurance covering physical damage to the ship is carried for five of our ships. As is typical for war risk policies in the marine industry, under the terms of the policy, underwriters can give seven days notice to the insured that the policy can be cancelled and reinstated at different premium rates. This gives underwriters the ability to increase our premiums following events that they deem increase their risk. As a result of the September 11, 2001 attacks, our war risk insurance premiums have increased substantially. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future for war risk insurance.

     Other Insurance

     We, as currently required by the FMC, maintain at all times three $15 million performance bonds for ships operated by CCL, Holland America and Cunard Line Limited, which embark passengers in U.S. ports, to cover passenger ticket liabilities in the event of a cancelled or interrupted cruise. Costa maintains insurance as required by the FMC to cover their ticket liabilities in the event of a cancelled or interrupted cruise. We also maintain other performance bonds as required by various foreign authorities that regulate certain of our operations in their jurisdictions.

     We also maintain various other insurance policies to protect the assets of Holland America Tours and for other activities.

     The Athens Convention

     Current conventions generally in force applying to passenger ships are the Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974), the 1976 Protocol to the Athens Convention and the Convention on Limitation of Liability for Maritime Claims (1976). The U.S. has not ratified any Athens Convention Protocol. However, vessels flying the flag of a country that has ratified it may contractually enforce the 1976 Athens Convention Protocol for cruises that do not call at a U.S. port.

     The IMO Diplomatic Conference agreed a new protocol to the Athens Convention on November 1, 2002. The new protocol, which has not yet been ratified, substantially increases the level of compulsory insurance which must be maintained by passenger ship operators and provides a direct action provision, which will allow claimants to proceed directly against insurers. Most of the countries in the European Union, where many of our vessels operate, supported the new protocol and are likely to ratify it in the future however, the timing of such ratification, if obtained, is unknown. No assurance can be given that affordable and viable direct and reinsurance markets will be available to provide the level of coverage required under the new protocol. We also expect insurance costs may increase once the new protocol is ratified.

     H. Trademarks

     We own numerous trademarks, which we believe are widely recognized throughout the world and have considerable value. These trademarks include the names of our cruise lines, each of which we believe is a widely-recognized brand name in the cruise vacation industry.

     I. Taxation

     The following summary of the application of the principal U.S. federal income tax laws to us is based upon existing U.S. federal income tax law, including the Internal Revenue Code, proposed, temporary and final U.S. treasury regulations, certain current income tax treaties, administrative pronouncements, and judicial decisions, as currently in effect, all of which are subject to change, possibly with retroactive effect.

     We are a foreign corporation engaged in a trade or business in the U.S., and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the U.S. for U.S. federal income tax purposes. To the best of our knowledge, we believe that, under Section 883 of the Internal Revenue Code and applicable income tax treaties, our income and the income of our ship-owning subsidiaries, in each case derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. We believe that substantially all of our income, and the income of our ship-owning subsidiaries, with the exception of our U.S. source income from the transportation, hotel and tour businesses of Holland America Tours, is derived from or incidental to the international operation of a ship or ships within the meaning of Section 883 and applicable income tax treaties.

     Application of Section 883 of the Internal Revenue Code

     In general, under Section 883, certain non-U.S. corporations are not subject to U.S. federal income tax or branch profits tax on certain U.S. source income derived from the international operation of a ship or ships. We believe that we and many of our ship-owning subsidiaries currently qualify for the Section 883 exemption since each is organized in a qualifying jurisdiction and our common stock is primarily and regularly traded on an established securities market in the U.S. To date, however, no final U.S. treasury regulations or other definitive interpretations of the relevant portions of Section 883 have been promulgated, although, as discussed below, regulations have been proposed. Any such final regulations or official interpretations could differ materially from our interpretation of this Internal Revenue Code provision and, even in the absence of differing regulations or official interpretations, the Internal Revenue Service might successfully challenge our interpretation. In addition, the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of our shares or with respect to the identity, residence, or holdings of our direct or indirect shareholders that could affect us and our subsidiaries eligibility for the
Section 883 exemption. Accordingly, although we believe it is unlikely, it is possible that we and our ship-owning or operating subsidiaries whose tax exemption is based on Section 883 could lose this exemption. If we and/or our ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, we and/or our ship-owning or operating subsidiaries would be subject to U.S. federal income taxation on a portion of our income, which would reduce our net income.

     On August 2, 2002, the U.S. Treasury Department issued revised proposed treasury regulations under Section 883 relating to income derived by foreign corporations from the international operation of ships and aircraft. The proposed regulations provide, in general, that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. and (ii) either (a) more than 50% of the value of the corporation's stock is owned, directly or indirectly, by individuals who are residents of that country or of another foreign country that grants an equivalent exemption to corporations organized in the U.S., referred to as the "stock ownership test" (such individuals are referred to as "Qualified Shareholders") or (b) the foreign corporation meets the publicly-traded test described below. In addition, to the extent a foreign corporation's shares are owned by a direct or indirect parent corporation which itself meets the publicly-traded test, then in analyzing the stock ownership test with respect to such subsidiary, stock owned directly or indirectly by such parent corporation will be deemed owned by individuals resident in the country of incorporation of such parent corporation.

     A company whose shares are considered to be "primarily and regularly traded on an established securities market" in the U.S. or another qualifying jurisdiction will meet the publicly-traded test (the "publicly-traded test"). Pursuant to the recently revised proposed treasury regulations issued under Section 883, stock will be considered "primarily traded" on one or more established securities markets if, with respect to each class of stock of the particular corporation, the number of shares in each such class that are traded during a taxable year on any such market exceeds the number of shares in each such class traded during that year on any other established securities market. Stock of a corporation will generally be considered "regularly traded" on one or more established securities markets under the proposed regulations if (i) one or more classes of stock of the corporation that, in the aggregate, represent more than 50% of the total combined voting power of all classes of stock of such corporation entitled to vote and of the total value of the stock of such corporation are listed on such market; and (ii) with respect to each class relied on to meet the more than 50% requirement in (i) above, (x) trades in each such class are effected, other than in de minimis quantities, on such market on at least 60 days during the taxable year, and (y) the aggregate number of shares in each such class of the stock that are traded on such market during the taxable year is at least 10% of the average number of shares of the stock outstanding in that class during the taxable year. A class of stock that otherwise meets the requirements outlined in the preceding sentence is not treated as meeting such requirements for a taxable year if, at any time during the taxable year, one or more persons who own, actually or constructively, at least 5% of the vote and value of the outstanding shares of the class of stock, own, in the aggregate, 50% or more of the vote and value of the outstanding shares of the class of stock (the "5% Override Rule"). However, the 5% Override Rule does not apply (a) where the foreign corporation establishes that Qualified Shareholders own sufficient shares of the closely-held block of stock to preclude non-Qualified Shareholders of the closely-held block of stock from owning 50% or more of the total value of the class of stock for more than half of the taxable year; or (b) to certain investment companies provided that no person owns, directly or through attribution, both 5% or more of the value of the outstanding interests in such investment company and 5% or more of the value of the shares of the class of stock of the foreign corporation.

     We believe that we currently qualify as a publicly traded corporation under the proposed regulations and substantially all of our income, with the exception of our U.S. source income from the transportation, hotel and tour businesses of Holland America Tours, would continue to be exempt from U.S. federal income taxes. However, because various members of the Arison family and trusts established for their benefit currently own approximately 47% of our shares, there is the potential that another shareholder could acquire 5% or more of our shares, which could jeopardize our qualification as a publicly traded corporation. If, in the future, we were to fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries would be subject to U.S. federal income tax on our income associated with our cruise operations in the U.S. In such event, our net income and that of our ship-owning or operating subsidiaries would be materially reduced, which would likely have a significant negative impact on our stock price.

     As a precautionary matter, we amended our Second Amended and Restated Articles of Incorporation to ensure that we will continue to qualify as a publicly traded corporation under the proposed regulations. This amendment provides that no one person or group of related persons, other than certain members of the Arison family and trusts established for their benefit, may own or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code more than 4.9% of our shares, whether measured by vote, value or number of shares. Any of our shares acquired in violation of this provision will be transferred to a trust and, at the direction of our board of directors, sold to a person whose shareholding does not violate that provision. No profit for the purported transferee may be realized from any such sale. In addition, under specified circumstances, the trust may transfer the common stock at a loss to the purported transferee. Because certain of our notes are convertible into our shares, the transfer of these notes are subject to similar restrictions. These transfer restrictions may also have the effect of delaying or preventing a change in our control or other transactions in which the shareholders might receive a premium for our shares over the then prevailing market price or which the shareholders might believe to be otherwise in their best interest.

     Exemption Under Applicable Income Tax Treaties

     We believe that the income of some of our ship-owning subsidiaries currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. These treaties may be abrogated by either applicable country, replaced or modified with new agreements that treat shipping income differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties or if the existing treaties are abrogated, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for Section 883 exemption, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income, which would reduce our net income.

     Taxation in the Absence of an Exemption under Section 883 or any Applicable U.S. Income Tax Treaty

     Shipping income that is attributable to transportation of passengers which begins or ends in the U.S. is considered to be 50% derived from U.S. sources. Shipping income that is attributable to transportation of passengers which begins and ends in foreign countries is considered 100% derived from foreign sources and not subject to U.S. federal income tax. Shipping income that is attributable to the transportation of passengers which begins and ends in the U.S. without stopping at an intermediate foreign port is considered to be 100% derived from U.S. sources.

     The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a U.S. port, but that calls on more than one foreign port, will derive U.S. source income only from the first and last legs of the cruise. Because there are no regulations or other Internal Revenue Service interpretations of these rules, the applicability of the transportation income source rules in the aforesaid manner is not free from doubt.

     In the absence of an exemption under Section 883 or any applicable U.S. income tax treaty, as appropriate, we and/or our subsidiaries would be subject to either the net income and branch profits tax regimes of
Section 882 and Section 884 of the Internal Revenue Code (the "net tax regime") or the 4 percent of gross income tax regime of Section 887 of the Internal Revenue Code (the "4% tax regime").

     The net tax regime is only applicable where the relevant foreign corporation has, or is considered to have, a fixed place of business in the U.S. that is involved in the earning of U.S. source shipping income and substantially all of this shipping income is attributable to regularly scheduled transportation. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a corporate tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the corporations, if any, would generally be subject to a 30% branch interest tax.

     Under the 4% tax regime, which should be the tax regime applicable to vessel owning subsidiaries, the U.S. source shipping income of each of the vessel owning subsidiaries would be subject to a 4% tax imposed on a gross basis, without benefit of deductions. Under the 4% tax regime, the maximum rate of tax on the gross shipping income of these subsidiaries attributable to transportation that either begins or ends in the U.S. would not exceed 2%.

     J. Website Access to Reports

     We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home page at www.carnivalcorp.com.

Item 2. Properties

     CCL's principal shoreside operations and our corporate headquarters are located at 3655 N.W. 87th Avenue, Miami, Florida. These facilities are owned by us and have approximately 456,000 square feet of office space. HAL's principal shoreside operations and its headquarters are located at 300 Elliott Avenue West in Seattle, Washington in approximately 154,000 square feet of leased office space. Costa's principal shoreside operations and its headquarters are located in Genoa, Italy in approximately 125,000 square feet of owned and leased space. Cunard Line Limited's principal shoreside operations and its headquarters are located at 6100 Blue Lagoon Drive in Miami, Florida in approximately 51,000 square feet of leased office space. We also lease office space in Colorado Springs, Colorado for use as an additional CCL reservation center and in Southampton and London, England for Cunard's UK operations and our UK sales and shipbuilding technical service offices, respectively. Finally, we lease office space in Miramar and Hollywood, Florida for additional CCL sales personnel and for Costa's South Florida sales office, respectively.

     Our cruise ships, Holland America Tours' properties, shoreside operations and headquarter facilities are well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

     Our cruise ships and Holland America's private island, Half Moon Cay, are described in Part I, Item. 1 Business, C. Cruise Segment - Cruise Ships and Itineraries and our cruise ships under construction are described in Note 7, "Commitments" to the Consolidated Financial
Statements in Exhibit 13 to this Annual Report on Form 10-K. The properties associated with Holland America Tours operations are described in Part I, Item 1. Business, D. Tour Segment.


Item 3. Legal Proceedings

     Several actions (collectively, the "ADA Complaints") have been filed against Costa, Cunard and Holland America Tours alleging that they violated the Americans with Disabilities Act by failing to make certain cruise ships accessible to individuals with disabilities. The plaintiffs seek injunctive relief to require modifications to certain vessels to increase accessibility to disabled passengers and fees and costs. The status of each pending ADA Complaint is as follows:

    On August 28, 2000, Access Now, Inc. and Edward S. Resnick filed ADA Complaints in the U.S. District Court for the Southern District of Florida against Costa and Holland America Tours. These complaints seek modifications to their vessels to increase accessibility to disabled passengers. These cases have been transferred before the same judge. Costa and the plaintiffs agreed to settle this action pursuant to an agreement that Costa will make certain modifications to four of its ships with an option to include other ships into the settlement agreement. The agreement must be submitted to the court for approval. Settlement negotiations between Holland America Tours and the plaintiffs is ongoing.

On August 29, 2000, an ADA Complaint also was filed against
Cunard by Access Now, Inc. and Edward S. Resnick in the U.S. District Court for the Southern District of Florida. Cunard filed an answer to the complaint on November 10, 2000. Given the settlement reached in the case against CCL, the plaintiff has agreed to dismiss the ADA Complaint against Cunard without prejudice pending settlement negotiations which are ongoing.

     Several actions were filed against us and four of our executive officers on behalf of a purported class of persons who purchased our common stock between February 25, 1999 and February 16, 2000 alleging that statements made in our public filings relating to compliance with applicable safety regulations were in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints also allege violations by the individual defendants as controlling persons under
Section 20(a) of the Exchange Act. In November 2000, the plaintiffs filed a consolidated amended complaint in the U.S. District Court for the Southern District of Florida (the "Stock Purchaser Complaint"). The Stock Purchaser Complaint seeks certification of a class action, an award of unspecified compensatory damages, attorney and expert fees and costs. On September 12, 2002, a magistrate judge recommended that our motion to dismiss the Stock Purchaser Complaint be granted and that the plaintiffs' amended complaint be dismissed without prejudice. The magistrate judge found that the amended complaint failed properly to allege a cause of action under the securities laws. However, because it was dismissed without prejudice, the plaintiffs may file a new amended complaint.

     On January 16, 2003, the parties executed a memorandum of understanding, which is an agreement in principle to settle the Stock Purchaser Complaint. The settlement is subject to the parties preparing a formal stipulation of settlement, performing confirmatory discovery and obtaining judicial approval. The memorandum of understanding requires certification of a temporary settlement class consisting of all persons who purchased our common stock between July 28, 1998 and February 28, 2000. The settlement amount agreed to is $3.4 million of which a substantial portion will be covered by insurance and which includes plaintiffs' attorneys fees. Allocation of the settlement monies amongst the class members is to be determined by the plaintiffs' counsel. Currently, no date has been set for the hearing confirming the settlement and the parties are finalizing the stipulation of settlement and discovery schedule.

     On November 22, 2000, Costa instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Cammell Laird joined the arbitration proceeding on January 9, 2001 to present its counter demands. On January 9, 2001, Costa gave Cammell Laird notice of termination of the contract and Cammell Laird replied with its notice of termination of the contract on February 2, 2001. It is expected that the award of the arbitration tribunal's decision will be made in mid-2004 at the earliest.

     Three actions (collectively, the "Facsimile Complaints") were filed against us on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that we and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages in the amount of five hundred dollars ($500.00) per facsimile, or in the alternative, fifteen hundred dollars ($1,500.00) per facsimile if the conduct was willful or knowing. The advertisements referred to in the Facsimile Complaints were not sent by us, but rather were distributed by a professional faxing company at the behest of travel agencies that referenced a CCL product. We do not advertise directly to the traveling public through the use of facsimile transmission. The status of each Facsimile Complaint is as follows:

    On March 4, 2002, a Facsimile Complaint was filed against us and other unrelated defendants (including Allstate Insurance Company and Wal-Mart Stores, Inc.) in the South Carolina Court of Common Pleas, Lexington County by Andrew Syrett. On May 15, 2002, we filed an answer to this Facsimile Complaint.

    On April 15, 2002, a Facsimile Complaint was filed against us in the Circuit Court of Greene County, Alabama by Mary Pelt. We filed an answer on June 3, 2002 and a Motion to Stay on July 26, 2002 on the basis that the claims in the Jefferson County Facsimile Complaint described below significantly overlaps the claims in this Greene County Facsimile Complaint. The court denied our motion to stay in November 2002. Wal-Mart Stores, a co-defendant, has filed a variety of dispositive motions that will affect the future of this case. We are awaiting the court's rulings.

    On May 14, 2002, a Facsimile Complaint was filed against us and other defendants (including Club Resort International d/b/a Vacation Getaway Travel, Inc., Dollar Thrifty Automotive Group, Inc., Thrifty, Inc. and Thrifty Rent-A-Car Systems, Inc., Choicepoint, Inc., First Western Bank, and Bankcard USA Merchant Services, Inc.) in the Circuit Court of Jefferson County, Alabama, Bessemer Division by Clem & Kornis, L.L.C., The Firm of Compassion, P.C., Collins Chiropractic Center, Forstmann & Cutchen, L.L.P. and others. On July 26, 2002, we filed a motion to dismiss or, in the alternative, to separate us as a defendant. This action has been stayed pending a resolution of the Greene County action referred to above.

      On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska requesting that they appear before a grand jury. One of these subpoenas also requests the production of Holland America documents, which Holland America is producing. If the investigation results in charges being filed, a judgement could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment.
The State of Alaska is separately investigating this incident.

      During 2002, six of Holland America's ten ships offered Alaska cruises during May through September, and five of those, or 65% of Holland America's available berth days in Alaska, included Glacier Bay National Park and Preserve on their itinerary. If Holland America were to lose its Glacier Bay permits we would not expect the impact on our financial statements to be material to us since we believe there are additional attractive alternative destinations in Alaska that can be substituted for Glacier Bay.

      On February 23, 2001, Holland America Line-USA, Inc. ("HAL-USA"), one of our subsidiaries, received a subpoena from a grand jury sitting in the U.S. District Court for the District of Alaska. The subpoena requests that HAL-USA produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL-USA responded to the subpoena.

     We are also involved from time to time in routine legal matters and other claims incidental to our business. Most of these matters are covered by insurance. We are not able to estimate the impact or the ultimate outcome of any such actions, which are not covered by insurance.

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



          NAME                AGE                 POSITION


      Richard D. Ames         55  Senior Vice President -
                                    Management Advisory Services
      Micky Arison            53  Chairman of the Board of Directors
                                    and Chief Executive Officer
      Gerald R. Cahill        51  Senior Vice President-Finance and Chief
                                    Financial and Accounting Officer
      Pamela C. Conover       47  President and Chief Operating Officer of
                                    Cunard Line Limited
      Robert H. Dickinson     60  President and Chief Operating Officer
                                    of CCL and Director
      Kenneth D. Dubbin       49  Vice President-Corporate Development
      Pier Luigi Foschi       56  Chairman and Chief Executive Officer of
                                     Costa Crociere, S.p.A.
      Howard S. Frank         61  Vice Chairman of the Board of Directors
                                    and Chief Operating Officer
      Ian J. Gaunt            51  Senior Vice President - International
      A. Kirk Lanterman       71  Chairman of the Board of Directors,
                                    President, and Chief Executive Officer
                                    of Holland America Line Inc.
                                    and Director
      Arnaldo Perez           43  Senior Vice President, General Counsel
                                    and Secretary
      Lowell Zemnick          59  Vice President and Treasurer


     Business Experience of Executive Officers

     Richard D. Ames has been Senior Vice President-Management Advisory Services ("MAS") since March 2002. From January 1992 to February 2002 he was Vice President-Audit Services, now known as MAS. From October 1989 to January 1992 he was the Director of Internal Audit. From February 1983 until October 1989 he was Director of Internal Audit for Resorts International, Inc. He was a management consultant with International Intelligence, Inc., a subsidiary of Resorts International, Inc. from January 1979 to February 1983.

     Micky Arison has been Chief Executive Officer since 1979 and Chairman of the Board of Directors since 1990. He was President from 1979 to May 1993 and has also been a director since June 1987. Prior to 1979, he served CCL for successive two-year periods as a sales agent, a reservations manager and as Vice President in charge of passenger traffic.

     Gerald R. Cahill has been Senior Vice President-Finance, Chief Financial Officer and Chief Accounting Officer since January 1998. From September 1994 to December 1997 he was Vice President-Finance. He was Chief Financial Officer from 1988 to 1992 and Chief Operating Officer from 1992 to 1994 of Safecard Services, Inc. From 1979 to 1988 he held financial positions at Resorts International Inc. and, prior to that, spent six years with Price Waterhouse.

     Pamela C. Conover has been President and Chief Operating Officer of Cunard Line Limited since February 2001. She was Chief Operating Officer of Cunard Line Limited from June 1998 to January 2001. From May 1995 to May 1998, she was Vice President of Strategic Planning. From May 1994 to April 1995, she was President and Chief Operating Officer of Epirotiki Cruise Line, which was a joint venture of ours. From September 1985 until April 1994, she worked for Citicorp, New York, specializing in financing and advisory services for shipping companies.

     Robert H. Dickinson has been President and Chief Operating Officer of CCL since May 1993. From 1979 to May 1993, he was Senior Vice President-Sales and Marketing of CCL. He has also been a director since June 1987.

     Kenneth D. Dubbin has been Vice President-Corporate Development since May 1999. From 1990 to 1999, he was Vice President and Treasurer of Royal Caribbean. From 1988 to April 1990, he was Treasurer and from 1986 to 1988 he was Director, Planning and Treasury of Royal Caribbean.

     Pier Luigi Foschi has been Chief Executive Officer of Costa Crociere, S.p.A. since October 1997 and Chairman of its Board since January 2000. From 1974 to 1997, he held senior positions with OTIS, a world leader in the field of elevators, which is a subsidiary of United Technologies Corporation, and from 1990 to 1997 was Executive Vice President of Otis's Asia-Pacific operations.

     Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992. From July 1989 to January 1998, he was Chief Financial Officer and Chief Accounting Officer and from July 1989 to October 1990 he was Senior Vice President-Finance. From July 1975 through June 1989 he was a partner with Price Waterhouse.

     Ian J. Gaunt is an English Solicitor and has been Senior Vice President-International since May 1999. He was a partner of the London-based international law firm of Sinclair, Roche and Temperley from 1982 through April 1999 where he represented us as special external legal counsel since 1981.

     A. Kirk Lanterman has been a director since April 1992. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Holland America Line Inc., formerly known as Holland America Line-Westours Inc., ("HAL") since August 1999. From March 1997 to August 1999, he was Chairman of the Board of Directors and Chief Executive Officer of HAL. From December 1989 to March 1997, he was President and Chief Executive Officer of HAL. From 1983 to 1989 he was President and Chief Operating Officer of HAL. From 1979 to 1983, he was President of Westours, Inc. which merged with Holland America Line in 1983.

     Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since March 2002. From August 1995 to February 2002 he was Vice President, General Counsel and Secretary. He was Assistant General Counsel from July 1992 to July 1995. Prior to joining us, he was a partner at the law firm of Weil, Lucio, Mandler, Croland & Steele in Miami, Florida.

     Lowell Zemnick is a certified public accountant and has been a Vice President since 1980 and Treasurer since September 1990 and from May 1987 to June 1989 was Chief Financial Officer. He was Chief Financial Officer of CCL from 1980 to September 1990.


                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters

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

     C.  Dividends

     We declared cash dividends on all of our common stock in the amount of $.105 per share in each of the quarters of fiscal 2002 and 2001 and in the first quarter of fiscal 2003. Payment of future dividends on our common stock will depend upon, among other factors, our earnings, financial condition and capital requirements. We may also declare special dividends to all stockholders in the event that members of the Arison family and trusts established for their benefit are required to pay additional income taxes by reason of their ownership of our common stock because of an income tax audit of ourselves.

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

     The payment and amount of any dividend is within the discretion of the Board of Directors, and it is possible that the timing and amount of any dividend may vary from the levels discussed above. If the DLC transaction is completed, dividends on both P&O Princess shares and our shares declared after completion will be paid at about the same time and in equalized amounts.

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

Item 8.  Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 29, 2003, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.

                                PART III

Items 10, 11, 12 and 13.  Directors and Executive Officers of the
      Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Certain Relationships and Related Transactions

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to our definitive proxy statement to be filed with the Commission not later than 120 days after the close of the fiscal year, except that the information concerning our executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Annual Report on Form 10-K.

Item 14. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures as of February 5, 2003 and believe that they are effective.
     Changes in Internal Controls

     There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.




                                PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1)(2) Financial Statements and Schedules

     The financial statements shown in Exhibit 13 are incorporated herein by reference.

         (3) Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

     (b) Reports on Form 8-K

     We filed Current Reports on Form 8-K on September 20, 2002 (Items 5 and 7) and October 25, 2002 (Items 5 and 7).




                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CARNIVAL CORPORATION


/s/ Micky Arison          Chairman of the Board of       February 14, 2003
Micky Arison              Directors and Chief Executive
                          Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Micky Arison          Chairman of the Board of       February 14, 2003
Micky Arison              Directors and Chief Executive
                          Officer

/s/ Howard S. Frank       Vice Chairman of the Board of  February 14, 2003
Howard S. Frank           Directors and Chief Operating
                          Officer

/s/ Gerald R. Cahill      Senior Vice President-Finance  February 14, 2003
Gerald R. Cahill          and Chief Financial and
                          Accounting Officer

/s/ Shari Arison          Director                       February 14, 2003
Shari Arison

/s/ Maks L. Birnbach      Director                       February 14, 2003
Maks L. Birnbach

/s/ Richard G. Capen, Jr. Director                       February 14, 2003
Richard G. Capen, Jr.

/s/ Robert H. Dickinson   Director                       February 14, 2003
Robert H. Dickinson

/s/ Arnold W. Donald      Director                       February 14, 2003
Arnold W. Donald

/s/ James M. Dubin        Director                       February 14, 2003
James M. Dubin

/s/ A. Kirk Lanterman     Director                       February 14, 2003
A. Kirk Lanterman

/s/ Modesto A. Maidique   Director                       February 14, 2003
Modesto A. Maidique

/s/ Stuart Subotnick      Director                       February 14, 2003
Stuart Subotnick

/s/ Sherwood M. Weiser    Director                       February 14, 2003
Sherwood M. Weiser

/s/ Meshulam Zonis        Director                       February 14, 2003
Meshulam Zonis

/s/ Uzi Zucker            Director                       February 14, 2003
Uzi Zucker

                            CERTIFICATIONS

I, Micky Arison, certify that:

1. I have reviewed this annual report on Form 10-K of Carnival
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003

                                           /s/ Micky Arison
                                           Micky Arison
                                           Chairman of the Board of
                                           Directors and
                                           Chief Executive Officer


I, Howard S. Frank, certify that:

1. I have reviewed this annual report on Form 10-K of Carnival
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003

                                       /s/ Howard S. Frank
                                       Howard S. Frank
                                       Vice Chairman of the Board of
                                       Directors and Chief
                                       Operating Officer



I, Gerald R. Cahill, certify that:

1. I have reviewed this annual report on Form 10-K of Carnival
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003

                                        /s/ Gerald R. Cahill
                                        Gerald R. Cahill
                                        Senior Vice President-Finance
                                        and Chief Financial and
                                        Accounting Officer




INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

3.1-Second Amended and Restated Articles of Incorporation of Carnival Corporation. (1)

3.2-Amendment to Second Amended and Restated Articles of Incorporation of Carnival Corporation. (2)

3.3-Certificate of Amendment of Articles of Incorporation of Carnival Corporation. (3)

3.4-Form of By-laws of Carnival Corporation. (4)

4.1-Agreement of Carnival Corporation dated February 13, 2003 to furnish certain debt instruments to the Securities and Exchange Commission.

10.1-Retirement and Consulting Agreement dated November 5, 2002 between Alton Kirk Lanterman, Carnival Corporation, Holland America Line Inc., and others.

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

10.3-1994 Carnival Cruise Lines Key Management Incentive Plan as amended on July 17, 2000. (6)

10.4-Amended and Restated Carnival Corporation 1992 Stock Option Plan. (7)

10.5-Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998. (8)

10.6-Carnival Corporation "Fun Ship" Nonqualified Savings Plan. (9)

10.7-Amendments to The Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees. (10)

10.8-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan. (11)

10.9-Revolving Credit Agreement dated June 26, 2001, by and among Carnival Corporation, The Chase Manhattan Bank and various other lenders. (12)

10.10-Consulting Agreement/Registration Rights Agreement dated June 14, 1991, between Carnival Corporation and Ted Arison. (13)

10.11-First Amendment to Consulting Agreement/Registration Rights
Agreement. (14)

10.12-Arnold W. Donald Director's Agreement. (15)

10.13-Meshulam Zonis Director's Agreement. (16)

10.14-Maks L. Birnbach Director's Agreement. (17)

10.15-Stuart Subotnick Director's Agreement. (18)

10.16-Sherwood M. Weiser Director's Agreement. (19)

10.17-Uzi Zucker Director's Agreement. (20)

10.18-James M. Dubin Director's Agreement. (21)

10.19-Modesto A. Maidique Director's Agreement. (22)

10.20-Richard G. Capen Director's Agreement. (23)

10.21-Shari Arison Dorsman Director's Agreement. (24)

10.22-Executive Long-term Compensation Agreement dated January 11, 1999, between Carnival Corporation and Micky Arison. (25)

10.23-Executive Long-term Compensation Agreement dated January 11, 1999, between Carnival Corporation and Howard S. Frank. (26)

10.24- Registration Rights Agreement, dated as of October 24, 2001, between Carnival Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.25-Second Supplemental Indenture, dated as of October 24, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, creating a series of securities designated Liquid Yield Option-TM-Notes due 2021 (Zero Coupon--Senior). (28)

10.26-Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities. (29)

10.27-First Supplemental Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, creating a series of securities designated 2% Convertible Senior
Debentures due 2021. (30)

10.28-Registration Rights Agreement, dated as of April 25, 2001, among Carnival Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. (31)

10.29-Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security. (32)

10.30-Carnival Corporation Supplemental Executive Retirement Plan. (33)

10.31-Amendment to the Carnival Corporation Supplemental Executive Retirement Plan. (34)

10.32-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan. (35)

10.33-Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees. (36)

10.34-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan. (37)

10.35-Retirement Agreement between Carnival Corporation and Meshulam
Zonis. (38)

10.36-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan.(39)

10.37-Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees. (40)

10.38-2001 Outside Director Stock Option Plan (41).

10.39-Redemption Agreement, dated June 13, 2002, between CC U.S. Ventures, Inc. and Continental Hospitality Holdings, LLC. (42)

10.40-Promissory Note, dated June 13, 2002, from Continental Hospitality Holdings, LLC to CC U.S. Ventures, Inc. (43)

10.41-Guaranty Agreement, dated June 13, 2002, by Sherwood M. Weiser. (44)

10.42-Security and Pledge Agreement, dated June 13, 2002, between Sherwood
M. Weiser and CC U.S. Ventures, Inc. (45)

10.43-Carnival Corporation 2002 Stock Option Plan, as amended as of September 25, 2002.

10.44-Service Agreement Letter dated May 28, 2002 between Costa Crociere, S.p.A. and Pier Luigi Foschi. (46)

10.45-Succession Agreement to Registration Rights Agreement dated June 14, 1991, between Carnival Corporation and Ted Arison. (47)

10.46-Offer and Implementation Agreement between Carnival Corporation and P&O Princess Cruises plc, dated January 8, 2003. (48)

12-Ratio of Earnings to Fixed Charges.

13-Portions of 2002 Annual Report incorporated by reference into 2002 Annual Report on Form 10-K.

21-Significant Subsidiaries of Carnival Corporation.

23-Consent of PricewaterhouseCoopers LLP.

99.1-Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2-Certification of Chief Operating Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3-Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Sequential
Numbering
System
Exhibits

(1)Incorporated by reference to Exhibit No. 3 to our registration statement on Form S-3 (File No. 333-68999), filed with the Securities and Exchange Commission.

(2)Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(3)Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(4)Incorporated by reference to Exhibit No. 3.2 to our registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(5)Incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(6)Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(7)Incorporated by reference to Exhibit No. 10.4 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(8)Incorporated by reference to Exhibit No. 10.5 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1998 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(9)Incorporated by reference to Exhibit No. 10.6 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(10)Incorporated by reference to Exhibit No. 10.7 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(11)Incorporated by reference to Exhibit No. 10.4 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(12)Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(13)Incorporated by reference to Exhibit No. 4.3 to post-effective amendment no. 1 on Form S-3 to our registration statement on Form S-1 (File No. 33-24747), filed with the Securities and Exchange Commission.

(14)Incorporated by reference to Exhibit No. 10.40 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(15)Incorporated by reference to Exhibit No. 10.13 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(16)Incorporated by reference to Exhibit No. 10.14 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(17)Incorporated by reference to Exhibit No. 28.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(18)Incorporated by reference to Exhibit No. 28.3 to our registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(19)Incorporated by reference to Exhibit No. 28.4 to our registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(20)Incorporated by reference to Exhibit No. 28.5 to our registration statement on Form S-1 (File No. 33-14844), filed with the Securities and Exchange Commission.

(21)Incorporated by reference to Exhibit No. 10.5 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(22)Incorporated by reference to Exhibit No. 10.6 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(23)Incorporated by reference to Exhibit No. 10.7 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(24)Incorporated by reference to Exhibit No. 10.8 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(25)Incorporated by reference to Exhibit No. 10.36 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1998 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(26)Incorporated by reference to Exhibit No. 10.37 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1998 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(27)Incorporated by reference to Exhibit 4.7 to our registration statement on form S-3 (File No. 333-74190), filed with the Securities and Exchange Commission.

(28)Incorporated by reference to Exhibit 4.6 to our registration statement on form S-3 (File No. 333-74190), filed with the Securities and Exchange Commission.

(29)Incorporated by reference to Exhibit 4.5 to our registration statement on form S-3 (File No. 333-62950), filed with the Securities and Exchange Commission.

(30)Incorporated by reference to Exhibit 4.6 to our registration statement on form S-3 (File No. 333-62950), filed with the Securities and Exchange Commission.

(31)Incorporated by reference to Exhibit 4.7 to our registration statement on form S-3 (File No. 333-62950), filed with the Securities and Exchange Commission.

(32)Incorporated by reference to Exhibit No. 4 to our registration statement on Form S-3 (File No. 33-53136), filed with the Securities and Exchange Commission.

(33)Incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(34)Incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(35)Incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(36)Incorporated by reference to Exhibit No. 10.33 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(37)Incorporated by reference to Exhibit No. 10.34 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(38) Incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(39) Incorporated by reference to Exhibit No. 10.37 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (Commission file No, 1-9610), filed with the Securities and Exchange Commission.

(40) Incorporated by reference to Exhibit No. 10.38 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(41) Incorporated by reference to Exhibit No. 10.9 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

 (42) Incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (Commission File No. 1-9610), filed with the Securities and Exchange Commission.

(43) Incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (Commission File No. 1-
9610), filed with the Securities and Exchange Commission.

(44) Incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (Commission File No. 1-
9610), filed with the Securities and Exchange Commission.

(45) Incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 (Commission File No. 1-
9610), filed with the Securities and Exchange Commission.

(46) Incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (Commission file No. 1-
9610), filed with the Securities and Exchange Commission.

(47) Incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (Commission file No. 1-
9610), filed with the Securities and Exchange Commission.

(48) Incorporated by reference to Exhibit No. 99.2 to our Form 8-K dated January 8, 2003 (Commission file No. 1-9610), filed with the Securities and Exchange Commission.




                                                               EXHIBIT 4.1


February 13, 2003



Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC 20549

RE: Carnival Corporation
    Commission File No. 1-9610

Gentlemen:

Pursuant to Item 601(b)(4)(iii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, Carnival Corporation (the "Company") hereby agrees to furnish copies of certain long-term debt instruments to the Securities and Exchange Commission upon the request of the Commission, and, in accordance with such regulation, such instruments are not being filed as part of the Annual Report on Form 10-K of the Company for its fiscal year ended November 30, 2002.

Very truly yours,

CARNIVAL CORPORATION

/s/ Arnaldo Perez


Senior Vice President, General Counsel
and Secretary



                                                       Exhibit 10.1


                    RETIREMENT AND CONSULTING AGREEMENT


AGREEMENT made this 5th day of November, 2002 between CARNIVAL CORPORATION, having its principal place of business at 3655 Northwest 87th Avenue, Miami, Florida 33178, and its wholly owned subsidiaries, Holland America Line Inc., Holland America Line N.V., HAL Cruises Limited, Windstar Sail Cruises Limited, Wind Star Limited, Wind Spirit Limited, Westmark Hotels, Inc., Westmark Hotels of Canada, Ltd., Westours Motorcoaches, Inc., Evergreen Trails, Inc., Trailway Tours, Inc., Worldwide Shore Services, Inc., and HAL Properties Limited., having their principal places of business at 300 Elliott Avenue West, Seattle, Washington 98119 (collectively, the "Companies") and Alton Kirk Lanterman ("Lanterman"), residing at 714 West Galer Street, Seattle, Washington 98119.

RECITALS:

A. Lanterman has served as Chairman or President and Chief Executive Officer of Holland America Line Inc., ("HAL", formerly Holland America Line-Westours, Inc.) since January 1989 and has performed exemplary service during said years.

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

IN CONSIDERATION of past services as related above and the consulting services related below, it is agreed as follows:

1. Compensation for Past Services and Consulting Services

    1.1 For a period of fifteen (15) years following the date of retirement by Lanterman from active services with the Companies (the "Retirement Date"), the Companies shall pay to Lanterman, in monthly installments of $153,527, an annual compensation of $1,842,324.

    1.2 In the event of Lanterman's death prior to the Retirement Date, or prior to the fifteenth anniversary of the Retirement Date, the unpaid balance of this total compensation ($27,634,860) shall be paid in full to Lanterman's estate within 30 days of his death. The unpaid balance shall be its then present value calculated by utilization of an interest rate of 8.5% per year.

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

3.Independent Contractor

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

5. Enforceable

The provisions of this Agreement shall be enforceable notwithstanding the existence of any claim or cause of action of Lanterman against the Companies, or the Companies against Lanterman, whether predicated on this Agreement or otherwise.

6. Applicable Law

This Agreement shall be construed in accordance with the laws of the State of Washington, and venue for any litigation concerning an alleged breach of this Agreement shall be in King County, Washington, and the prevailing party shall be entitled to reasonable attorney's fees and costs incurred.

7. Entire Agreement

This Agreement contains the entire agreement of the parties relating to the subject matter hereof. A similar agreement of November 2001 shall become null and void upon the execution of this Agreement. Any notice to be given under this Agreement shall be sufficient if it is in writing and is sent by certified or registered mail to Lanterman or to the Companies to the attention of the President, or otherwise as directed by the Companies, from time to time, at the addresses as they appear in the opening paragraph of this Agreement.

8. Waiver

The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.


IN WITNESS WHEREOF, the Companies and Lanterman have duly executed this agreement as of the day and year first above written.



                              CARNIVAL CORPORATION
                              By:/s/Howard S. Frank
                              Its:Vice Chairman of the Board of
                              Directors and Chief Operating
                              Officer


                              /s/ Alton Kirk Lanterman
                              Signature
                              Alton Kirk Lanterman
                              Print Full Name




HOLLAND AMERICA LINE INC.                HOLLAND AMERICA LINE N.V.
By: /s/Larry D. Calkins                  By: /s/Larry D. Calkins
Its: Vice President-Finance and CFO      Its:Authorized Signatory


HAL PROPERTIES LIMITED                   HAL CRUISES LIMITED
By: /s/Larry D. Calkins                  By: /s/Larry D. Calkins
Its:Authorized Signatory                 Its: Authorized Signatory


WINDSTAR SAIL CRUISES LIMITED            WIND STAR LIMITED
By: /s/Larry D. Calkins                  By: /s/Larry D. Calkins
Its:Authorized Signatory                 Its:Authorized Signatory


WIND SPIRIT LIMITED                      WESTMARK HOTELS, INC.
By: /s/Larry D. Calkins                  By: /s/Larry D. Calkins
Its:Authorized Signatory                 Its:Authorized Signatory


WESTMARK HOTELS OF CANADA LTD.           WESTOURS MOTOR COACHES INC.
By: /s/Larry D. Calkins                  By: /s/Larry D. Calkins
Its:Authorized Signatory                 Its:Authorized Signatory


EVERGREEN TRAILS, INC.                   TRAILWAYS TOURS INC.
By: /s/Larry D. Calkins                  By: /s/Larry D. Calkins
Its:Authorized Signatory                 Its:Authorized Signatory


WORLDWIDE SHORE SERVICES INC.
By: /s/Larry D. Calkins
Its:Authorized Signatory




                                                        Exhibit 10.43

                        CARNIVAL CORPORATION
                       2002 STOCK OPTION PLAN

                 (Effective as of January 14, 2002
                and amended as of September 25, 2002)

1.Purpose

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

     The Plan provides for granting Incentive Stock Options and
Nonqualified Stock Options.

2.Definitions

     The following definitions shall be applicable throughout the Plan.

(a)"Affiliate" means (i) any entity that directly or indirectly is controlled by, controls or is under common control with the Company, and (ii) any entity in which the Company has a significant equity interest, in either case as determined by the Committee.

(b"Board" means the Board of Directors of the Company.

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

(d)"Change of Control means, unless in the case of a particular Option the applicable Stock Option Agreement states otherwise or contains a different definition of "Change of Control," the occurrence of any of the following:

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

(iii)the dissolution or liquidation of the Company;

(iv)the sale of all or substantially all of the business or assets of the Company; or

(v)the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company that requires the approval of the Company's stockholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (A) more than 50% of the total voting power of (x) the corporation resulting from such Business Combination (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of sufficient voting securities eligible to elect a majority of the directors of the Surviving Company (the "Parent Company"), is represented by the Outstanding Company Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which the Outstanding Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of the Company's Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no Person (other than any Excluded Person), is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (C) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Business Combination were Board members at the time of the Board's approval of the execution of the initial agreement providing for such Business Combination.

(e)"Code" means the Internal Revenue Code of 1986, as amended. Reference in the Plan to any section of the Code shall be deemed to include any amendments or successor provisions to such section and any regulations under such section.

(f)"Committee" means a committee of at least two people as the Board may appoint to administer the Plan or, if no such committee has been appointed by the Board, the Board. Unless the Board is acting as the Committee or the Board determines otherwise, each member of the Committee shall, at the time he takes any action with respect to a Option under the Plan, be an Eligible Director. However, the mere fact that a Committee member shall fail to qualify as an Eligible Director shall not invalidate any Option granted by the Committee which Option is otherwise validly granted under the Plan.

(g)"Common Stock" means the common stock, par value
$0.01 per share, of the Company.

(h)"Company" means Carnival Corporation.

(i)"Date of Grant" means the date on which the granting of an Option is authorized, or such other date as may be specified in such authorization or, if there is no such date, the date indicated on the applicable Stock Option Agreement.

(j)"Disability" means, unless in the case of a particular
Option, the applicable Option Agreement states otherwise, entitled to receive benefits under the long-term disability plan of the Company or an Affiliate, as may be applicable to the Participant in question, or, in the absence of such a plan, the complete and permanent inability by reason of illness or accident to perform the duties of the occupation at which a Participant was employed or served when such disability commenced, as determined by the Committee based upon medical evidence acceptable to it.
(k) "Effective Date" means January 14, 2002.

(l)"Eligible Director" means a person who is (i) a "non-employee director" within the meaning of Rule 16b-3 under the Exchange Act, or a person meeting any similar requirement under any successor rule or regulation and (ii) an "outside director" within the meaning of Section 162(m) of the Code, and the Treasury Regulations promulgated thereunder.

(m)"Eligible Person" means any (i) individual regularly employed by the Company or an Affiliate who satisfies all of the requirements of Section 6; provided, however, that no such employee covered by a collective bargaining agreement shall be an Eligible Person unless and to the extent that such eligibility is set forth in such collective bargaining agreement or in an agreement or instrument relating thereto; (ii) director of the Company or an Affiliate or (iii) consultant or advisor to the Company or an Affiliate who may be offered securities pursuant to Form S-8 (which, as of the Effective Date, includes only those who (A) are natural persons and (B) provide bona fide services to the Company other than in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities).

(n)"Exchange Act" means the Securities Exchange Act of
1934, as amended.

(o)"Fair Market Value", on a given date means (i) if the Stock is listed on a national securities exchange, the average of the highest and lowest sale prices reported as having occurred on the primary exchange with which the Stock is listed and traded on such date, or, if there is no such sale on that date, then on the last preceding date on which such a sale was reported; (ii) if the Stock is not listed on any national securities exchange but is quoted in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on a last sale basis, the average between the high bid price and low ask price reported on the date prior to such date, or, if there is no such sale on that date, then on the last preceding date on which a sale was reported; or (iii) if the Stock is not listed on a national securities exchange nor quoted in the NASDAQ on a last sale basis, the amount determined by the Committee to be the fair market value based upon a good faith attempt to value the Stock accurately and computed in accordance with applicable regulations of the Internal Revenue Service.

(p)"Incentive Stock Option" means an Option granted by the Committee to a Participant under the Plan which is designated by the Committee as an incentive stock option as described in Section 422 of the Code and which otherwise meets the requirements set forth herein.

(q)"Mature Shares" means shares of Stock owned by a Participant which are not subject to any pledge or other security interest and have either been held by the Participant for six months, previously acquired by the Participant on the open market or meet such other requirements as the Committee may determine necessary in order to avoid an accounting earnings charge on account of the use of such shares to pay the Option Price or satisfy a withholding obligation in respect of an Option.

(r)"Nonqualified Stock Option" means an Option granted by the Committee to a Participant under the Plan, which is not designated by the Committee as an Incentive Stock Option.

(s) "Option" means an award granted under Section 7.

(t)"Option Period" means the period described in Section
7(c).

(u)"Option Price" means the exercise price for an Option as described in Section 7(a).

(v)"Participant" means an Eligible Person who has been selected by the Committee to participate in the Plan and to receive an Option pursuant to Section 6.

(w)"Plan" means this Carnival Company 2002 Stock Option
Plan.

(x)"Securities Act" means the Securities Act of 1933, as amended.

(y)"Retirement" means a termination of employment with the Company and all Affiliates by a Participant on or after the earlier of (i) age 65 with at least five years of employment with the Company and/or its Affiliates or (ii) age 55 with at least 15 years of employment with the Company and/or its Affiliates.

(z)"Stock" means the Common Stock or such other authorized shares of stock of the Company as the Committee may from time to time authorize for use under the Plan.

(aa)"Stock Option Agreement" means any agreement between the Company and a Participant who has been granted an Option pursuant to
Section 7 which defines the rights and obligations of the parties thereto.

(bb)"Subsidiary" means any subsidiary of the Company as defined in Section 424(f) of the Code.

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

4.Administration

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

5.Grant of Options; Shares Subject to the Plan

     The Committee may, from time to time, grant Options to one or more Eligible Persons; provided, however, that:

(a)Subject to Section 9, the aggregate number of shares of Stock in respect of which Options may be granted under the Plan shall not exceed 40,000,000.

(b)Shares of Stock shall be deemed to have been used in settlement of Options whether they are actually delivered. In the event any Option shall be surrendered, terminate, expire, or be forfeited, the number of shares of Stock no longer subject thereto shall thereupon be released and shall thereafter be available for new grants under the Plan;

(c)Stock delivered by the Company in settlement of Options may be authorized and unissued Stock or Stock held in the treasury of the Company or purchased on the open market or by private purchase; and

(d)Subject to Section 9, no person may be granted Options under the Plan during any calendar year with respect to more than 2,000,000 shares of Stock; provided that such number shall be adjusted pursuant to Section 9, and shares otherwise counted against such number, only in a manner which will not cause the Options granted under the Plan to fail to qualify as "performance-based compensation" under Section 162(m) of the Code.

(e)Without limiting the generality of the preceding provisions of this Section 5, the Committee may, but solely with the Participant's consent, agree to cancel any Option under the Plan and issue a new Option in substitution therefor upon such terms as the Committee may in its sole discretion determine, provided that the substituted Option satisfies all applicable Plan requirements as of the date such new Option is made.

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

(a)Option Price. The Option Price per share of Stock for each Option shall be set by the Committee at the time of grant but shall not be less than (i) in the case of an Incentive Stock Option, and subject to Section 7(f), the Fair Market Value of a share of Stock at the Date of Grant, and (ii) in the case of a Non-Qualified Stock Option, 85% of the Fair Market Value of a share of Stock on the Date of Grant.

(b)Manner of Exercise and Form of Payment. No shares of Stock shall be delivered pursuant to any exercise of an Option until payment in full of the Option Price therefor is received by the Company. Options which have become exercisable may be exercised by delivery of written notice of exercise to the Company accompanied by payment of the Option Price. The Option Price shall be payable in cash and/or shares of Stock valued at the Fair Market Value at the time the Option is exercised (including by means of attestation of ownership of a sufficient number of shares of Stock in lieu of actual delivery of such shares to the Company), provided that such shares of Stock are Mature Shares, or, in the discretion of the Committee, either (i) in other property having a fair market value on the date of exercise equal to the Option Price, (ii) by delivering to the Committee a copy of irrevocable instructions to a stockbroker to deliver promptly to the Company an amount of loan proceeds, or proceeds of the sale of the Stock subject to the Option, sufficient to pay the Option Price or (iii) by such other method as the Committee may allow.

(c)Vesting, Option Period and Expiration. Options shall vest and become exercisable in such manner and on such date or dates determined by the Committee and shall expire after such period, not to exceed ten years, as may be determined by the Committee (the "Option Period"); provided, however, that notwithstanding any vesting dates set by the Committee, the Committee may, in its sole discretion, accelerate the exercisability of any Option, which acceleration shall not affect the terms and conditions of such Option other than with respect to exercisability. If an Option is exercisable in installments, such installments or portions thereof which become exercisable shall remain exercisable until the Option expires.

     Unless otherwise stated in the applicable Stock Option Agreement, an Option shall expire earlier than the end of the Option Period in the following circumstances:

(i)If prior to the end of the Option Period, the Participant's employment or service with the Company and all Affiliates is terminated by the Company without Cause or by the Participant for any reason other than Retirement, the Option shall expire on the earlier of the last day of the Option Period or the date that is three months after the date of such termination; provided, however, that any Participant whose employment or service with the Company or any Affiliate is terminated and who is subsequently rehired or reengaged by the Company or any Affiliate prior to the expiration of the Option shall not be considered to have undergone a termination. In the event of a termination described in this clause (i), the Option shall remain exercisable by the Participant until its expiration only to the extent the Option was exercisable at the time of such termination.

(ii)If the Participant dies or is terminated on account of Disability prior to the end of the Option Period and while still in the employ or service of the Company or an Affiliate, or dies following a termination described in clause (i) above but prior to the expiration of an Option, the Option shall expire on the earlier of the last day of the Option Period or the date that is one year after the date of death or termination on account of Disability of the Participant, as applicable. In such event, the Option shall remain exercisable by the Participant or his or her beneficiary determined in accordance with Section 8(p), as applicable, until its expiration only to the extent the Option was exercisable by the Participant at the time of such event.

(iii)If the Participant ceases employment or service with the Company and Affiliates due to a termination by the Company or an Affiliate for Cause, the Option shall expire immediately upon such cessation of employment or service.

Unless stated otherwise in an applicable Stock Option Agreement, if the Participant terminates by reason of Retirement prior to the end of the Option Period, the Option shall (i) expire at the end of the Option Period and (ii) continue vesting in accordance with the vesting schedule set forth in the Stock Option Agreement, without regard to any requirement in such vesting schedule that the Participant remain employed with the Company or an Affiliate as a condition to vesting.
(d)Other Terms and Conditions. Except as specifically provided otherwise in a Stock Option Agreement, each Option granted under the Plan shall be subject to the following terms and conditions:
(i)Each Option or portion thereof that is exercisable shall be exercisable for the full amount or for any part thereof.
(ii)Each share of Stock purchased through the exercise of an Option shall be paid for in full at the time of the exercise.
Each Option shall cease to be exercisable, as to any share of Stock, when the Participant purchases the share or when the Option expires.
(iii)Subject to Section 8(h), Options shall not be transferable by the Participant except by will or the laws of descent and distribution and shall be exercisable during the Participant's lifetime only by him.

(iv)Each Option shall vest and become exercisable by the Participant in accordance with the vesting schedule established by the Committee and set forth in the Stock Option Agreement.

(v)At the time of any exercise of an Option, the Committee may, in its sole discretion, require a Participant to deliver to the Committee a written representation that the shares to be acquired upon such exercise are to be acquired for investment and not for resale or with a view to the distribution thereof. Upon such a request by the Committee, delivery of such representation prior to the delivery of any shares issued upon exercise of an Option shall be a condition precedent to the right of the Participant or such other person to purchase any shares. In the event certificates for Stock are delivered under the Plan with respect to which such investment representation has been obtained, the Committee may cause a legend or legends to be placed on such certificates to make appropriate reference to such representation and to restrict transfer in the absence of compliance with applicable federal or state securities laws.

(vi)Each Participant awarded an Incentive Stock Option under the Plan shall notify the Company in writing immediately after the date he makes a disqualifying disposition of any Stock acquired pursuant to the exercise of such Incentive Stock Option. A disqualifying disposition is any disposition (including any sale) of such Stock before the later of (a) two years after the Date of Grant of the Incentive Stock Option or (b) one year after the date the Participant acquired the Stock by exercising the Incentive Stock Option.

(vii)Except as specifically provided otherwise in a Stock Option Agreement, any Participant who is classified as a "shipboard employee," and who has not otherwise evidenced a specific intent to permanently terminate his employment with the Company and all Affiliates (as reasonably determined by the Committee) shall not be considered to have terminated employment with the Company and all Affiliates until a six-month period has expired from his signing off of a ship without physically signing on to another ship.

(e)Incentive Stock Option Grants to 10% Stockholders.
Notwithstanding anything to the contrary in this Section 7, if an Incentive Stock Option is granted to a Participant who owns stock representing more than ten percent of the voting power of all classes of stock of the Company or of a Subsidiary, the Option Period shall not exceed five years from the Date of Grant of such Option and the Option Price shall be at least 110 percent of the Fair Market Value (on the Date of Grant) of the Stock subject to the Option.

(f)$100,000 Per Year Limitation for Incentive Stock
Options. To the extent the aggregate Fair Market Value (determined as of the Date of Grant) of Stock for which Incentive Stock Options are exercisable for the first time by any Participant during any calendar year (under all plans of the Company) exceeds $100,000, such excess Incentive Stock Options shall be treated as Nonqualified Stock Options.

(g)Voluntary Surrender. The Committee may permit the voluntary surrender of all or any portion of any Nonqualified Stock Option granted under the Plan to be conditioned upon the granting to the Participant of a new option for the same or a different number of shares as the option surrendered or require such voluntary surrender as a condition precedent to a grant of a new Option to such Participant. Such new Option shall be exercisable at an Option Price, during an Option Period, and in accordance with any other terms or conditions specified by the Committee at the time the new Option is granted, all determined in accordance with the provisions of the Plan without regard to the Option Price, Option Period, or any other terms and conditions of the Nonqualified Stock Option surrendered.

8.General

(a)Additional Provisions of an Option. Options granted to a Participant under the Plan also may be subject to such other provisions (whether or not applicable to the benefit awarded to any other Participant) as the Committee determines appropriate including, without limitation, provisions to assist the Participant in financing the purchase of Stock upon the exercise of options, provisions for the forfeiture of or restrictions on resale or other disposition of shares of Stock acquired under any Option, provisions giving the Company the right to repurchase shares of Stock acquired under any Option in the event the Participant elects to dispose of such shares, provisions allowing the Participant to elect to defer the receipt of shares of Stock upon the exercise of Options for a specified time or until a specified event, and provisions to comply with Federal and state securities laws and Federal and state tax withholding requirements. Any such provisions shall be reflected in the applicable Stock Option Agreement.

(b)Privileges of Stock Ownership. Except as otherwise specifically provided in the Plan, no person shall be entitled to the privileges of ownership in respect of shares of Stock which are subject to Options hereunder until such shares have been issued to that person.

(c)Government and Other Regulations. The obligation of the Company to issue shares of Stock upon the exercise of Options shall be subject to all applicable laws, rules, and regulations, and to such approvals by governmental agencies as may be required. Notwithstanding any terms or conditions of any Option to the contrary, the Company shall be under no obligation to offer to sell or to sell and shall be prohibited from offering to sell or selling any shares of Stock pursuant to an Option unless such shares have been properly registered for sale pursuant to the Securities Act with the Securities and Exchange Commission or unless the Company has received an opinion of counsel, satisfactory to the Company, that such shares may be offered or sold without such registration pursuant to an available exemption therefrom and the terms and conditions of such exemption have been fully complied with. The Company shall be under no obligation to register for sale under the Securities Act any of the shares of Stock to be offered or sold under the Plan. If the shares of Stock offered for sale or sold under the Plan are offered or sold pursuant to an exemption from registration under the Securities Act, the Company may restrict the transfer of such shares and may legend the Stock certificates representing such shares in such manner as it deems advisable to ensure the availability of any such exemption.

(d)Tax Withholding.

(i) Under the Code the Company or any Affiliate may be required and, if withholding is required, is authorized to withhold from any Stock or other property deliverable under any Option or from any compensation or other amounts owing to a Participant the amount (in cash, Stock or other property) of any required tax withholding and payroll taxes in respect of an Option, its exercise, or any payment or transfer under an Option or under the Plan and to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for the payment of such taxes.

(ii) Without limiting the generality of clause (i) above, the Committee may, in its sole discretion, permit a Participant to satisfy, in whole or in part, the foregoing withholding liability (but no more than the minimum required withholding liability if using method B or C of this subsection) by (A) payment in cash; (B) delivery of shares of Stock owned by the Participant (which shares must be Mature Shares) with a Fair Market Value equal to such withholding liability or (C) having the Company withhold from the number of shares of Stock otherwise issuable pursuant to the exercise of the Option a number of shares with a Fair Market Value equal to such withholding liability.

(e)Claim to Options and Employment Rights. No employee of the Company or an Affiliate, or other person, shall have any claim or right to be granted an Option under the Plan or, having been selected for the grant of an Option, to be selected for a grant of any other Option. Neither the Plan nor any action taken hereunder shall be construed as giving any Participant any right to be retained in the employ or service of the Company or an Affiliate.

(f)No Liability of Committee Members.  No member of the
Committee shall be personally liable by reason of any contract or other instrument executed by such member or on his behalf in his capacity as a member of the Committee nor for any mistake of judgment made in good faith, and the Company shall indemnify and hold harmless each member of the Committee and each other employee, officer or director of the Company to whom any duty or power relating to the administration or interpretation of the Plan may be allocated or delegated, against any cost or expense (including counsel fees) or liability (including any sum paid in settlement of a claim) arising out of any act or omission to act in connection with the Plan unless arising out of such person's own fraud or willful bad faith; provided, however, that approval of the Board shall be required for the payment of any amount in settlement of a claim against any such person. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or By-Laws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

(g)Governing Law. The Plan shall be governed by and construed in accordance with the internal laws of the State of Florida without regard to the principles of conflicts of law thereof, or principals of conflicts of laws of any other jurisdiction which could cause the application of the laws of any jurisdiction other than the State of Florida.

(h)Nontransferability.

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

(i)Reliance on Reports. Each member of the Committee and each member of the Board shall be fully justified in relying, acting or failing to act, and shall not be liable for having so relied, acted or failed to act in good faith, upon any report made by the independent public accountant of the Company and Affiliates and upon any other information furnished in connection with the Plan by any person or persons other than himself.

(j)Relationship to Other Benefits. No payment under the Plan shall be taken into account in determining any benefits under any pension, retirement, profit sharing, group insurance or other benefit plan of the Company or any Affiliate except as otherwise specifically provided in such other plan.

(k)Expenses. The expenses of administering the Plan shall be borne by the Company and Affiliates.

(l)Pronouns. Masculine pronouns and other words of masculine gender shall refer to both men and women.

(m)Titles and Headings. The titles and headings of the sections in the Plan are for convenience of reference only, and in the event of any conflict, the text of the Plan, rather than such titles or headings shall control.

(n)Termination of Employment. For all purposes herein, a person who transfers from employment or service with the Company to employment or service with an Affiliate or vice versa shall not be deemed to have terminated employment or service with the Company or such Affiliate.

(o)Severability.  If any provision of the Plan or any Stock
Option Agreement is or becomes or is deemed to be invalid, illegal, or unenforceable in any jurisdiction or as to any person or Option, or would disqualify the Plan or any Option under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to the applicable laws, or if it cannot be construed or deemed amended without, in the determination of the Committee, materially altering the intent of the Plan or the Option, such provision shall be stricken as to such jurisdiction, person or Option and the remainder of the Plan and any such Option shall remain in full force and effect.

(p)Beneficiary Designation. Each Participant may designate one or more beneficiaries by delivering a signed written designation thereof to the Committee. Upon the death of a Participant, his beneficiaries shall be entitled to the Options granted to such Participant under the terms of this Plan. A Participant may change his beneficiary designation at any time by delivering a new designation in accordance with the first sentence of this paragraph. Any designation shall become effective only upon its receipt by the Committee. In the absence of an effective beneficiary designation in accordance with this Section 8(p), a Participant's beneficiary shall be his estate. After receipt of Options as described in this paragraph, beneficiaries will only be able to exercise such Options in accordance with Section 7(c)(ii) of this Plan.

9.Changes in Capital Structure

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

C.	The reorganization or liquidation of the Company; or

D.	The Company shall enter into a written agreement to undergo an event described in clauses A, B or C above,then the Committee may, in its discretion and upon at least 10 days advance notice to the affected persons, cancel any outstanding Options and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such Options based upon the price per share of Stock received or to be received by other shareholders of the Company in the event. The terms of this Section 9 may be varied by the Committee in any particular Stock Option Agreement.

10.  Effect of Change of Control

     Except to the extent reflected in a particular Stock Option
Agreement:

(a)In the event of a Change of Control, notwithstanding any provision of the Plan to the contrary, all Options shall become immediately exercisable with respect to 100 percent of the shares subject to such Option.

(b)In addition, in the event of a Change of Control, the Committee may in its discretion and upon at least 10 days' advance notice to the affected persons, cancel any outstanding Options and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such Options based upon the price per share of Stock received or to be received by other shareholders of the Company in the event.

(c)The obligations of the Company under the Plan shall be binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Company, or upon any successor corporation or organization succeeding to substantially all of the assets and business of the Company. The Company agrees that it will make appropriate provisions for the preservation of Participants' rights under the Plan in any agreement or plan which it may enter into or adopt to effect any such merger, consolidation, reorganization or transfer of assets.

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

                                *       *       *
     As adopted by the Board of Directors of Carnival Company as of January 14, 2002 and amended as of September 25, 2002.



Ratio of Earnings to Fixed Charges
                                                                     EXHIBIT 12

                                      CARNIVAL CORPORATION
                                Ratio of Earnings to Fixed Charges
                                  (In thousands, except ratios)


                                             Years Ended November 30,
                                 2002        2001       2000       1999      1998
Net income                 $1,015,941  $  926,200  $ 965,458  $1,027,240  $835,885
Income tax (benefit)
  expense, net                (56,562)    (12,257)     1,094       2,778     3,815

Income before
  income taxes                959,379     913,943    966,552   1,030,018   839,700

Adjustment to earnings:
  Minority interest                                               14,014    11,102
  Loss (income) from
    affiliated operations
    and dividends received                 56,910    (21,362)    (60,671)  (63,059)

Earnings as adjusted          959,379     970,853    945,190     983,361   787,743

Fixed charges:
  Interest expense, net       110,740     120,692     41,372      46,956    57,772
  Interest portion of
    rent expense (1)            4,985       4,409      3,509       3,405     3,480
  Capitalized interest         39,108      29,357     41,110      40,908    35,130

Total fixed charges           154,833     154,458     85,991      91,269    96,382

Fixed charges not affecting
  earnings:
    Capitalized interest      (39,108)    (29,357)   (41,110)    (40,908)  (35,130)
Earnings before fixed
  charges                  $1,075,104  $1,095,954  $ 990,071  $1,033,722  $848,995

Ratio of earnings to
  fixed charges                   6.9 x       7.1 x     11.5 x      11.3 x     8.8 x
___________________
(1) Represents one-third of rent expense, which we believe to be representative of the interest portion of rent expense.



                                                                EXHIBIT 13

                                 CARNIVAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except earnings per share)




                                             Years Ended November 30,
                                          2002        2001        2000

Revenues                               $4,368,269  $4,535,751 $3,778,542

Costs and Expenses
  Operating                             2,311,919  2,468,730   2,058,342
  Selling and administrative              611,948    618,664     487,403
  Depreciation and amortization           382,343    372,224     287,667
  Impairment charge                        20,000    140,378
  Loss (income) from affiliated
    operations, net                                   44,024     (37,828)
                                        3,326,210  3,644,020   2,795,584

Operating Income                        1,042,059    891,731     982,958

Nonoperating (Expense) Income
  Interest income                          32,140     34,255      16,506
  Interest expense, net of
    capitalized interest                 (110,740)  (120,692)    (41,372)
  Other (expense) income, net              (4,080)   108,649       8,460
  Income tax benefit (expense), net        56,562     12,257      (1,094)
                                          (26,118)    34,469     (17,500)
Net Income                             $1,015,941  $ 926,200  $  965,458

Earnings Per Share
  Basic                                     $1.73      $1.58       $1.61
  Diluted                                   $1.73      $1.58       $1.60



The accompanying notes are an integral part of these consolidated financial statements.


                               CARNIVAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)


                                                          November 30,
ASSETS                                                 2002         2001

Current Assets
  Cash and cash equivalents                      $   666,700    $ 1,421,300
  Short-term investments                              39,005         36,784
  Accounts receivable, net                           108,327         90,763
  Inventories                                         91,310         91,996
  Prepaid expenses and other                         148,420        113,798
  Fair value of hedged firm commitments               78,390        204,347
    Total current assets                           1,132,152      1,958,988

Property and Equipment, Net                       10,115,404      8,390,230

Goodwill                                             681,056        651,814

Other Assets                                         297,175        188,915

Fair Value of Hedged Firm Commitments                109,061        373,605
                                                 $12,334,848    $11,563,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt              $   148,642    $    21,764
  Accounts payable                                   268,687        269,467
  Accrued liabilities                                290,391        298,032
  Customer deposits                                  770,637        627,698
  Dividends payable                                   61,612         61,548
  Fair value of derivative contracts                  79,837        201,731
    Total current liabilities                      1,619,806      1,480,240

Long-Term Debt                                     3,011,969      2,954,854

Deferred Income and Other Long-Term Liabilities      170,814        157,998

Fair Value of Derivative Contracts                   114,356        379,683

Commitments and Contingencies (Notes 7 and 8)

Shareholders' Equity
  Common stock; $.01 par value; 960,000 shares
    authorized; 586,788 shares issued and
    outstanding at 2002 (620,019 shares issued
    at 2001)                                           5,868         6,200
  Additional paid-in capital                       1,089,125     1,805,248
  Retained earnings                                6,325,850     5,556,296
  Unearned stock compensation                        (11,181)      (12,398)
  Accumulated other comprehensive income (loss)        8,241       (36,932)
  Treasury stock; 33,848 shares at cost                           (727,637)
    Total shareholders' equity                     7,417,903     6,590,777
                                                 $12,334,848   $11,563,552

The accompanying notes are an integral part of these consolidated financial statements








                                      CARNIVAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)

                                                           Years Ended November 30,
                                                    2002            2001           2000
OPERATING ACTIVITIES
Net income                                      $ 1,015,941    $  926,200       $  965,458
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                   382,343       372,224          287,667
    Impairment charge                                20,000       140,378
    Gain on sale of investments in affiliates, net               (116,698)
    Loss (income) from affiliated operations
      and dividends received                                        56,910         (21,362)
    Accretion of original issue discount             19,294         2,174              199
    Other                                            14,664        19,025          (14,888)
Changes in operating assets and liabilities,
  excluding businesses acquired and consolidated
    (Increase) decrease in
      Receivables                                    (5,452)       (7,134)          (15,132)
      Inventories                                     1,667         8,455            (8,205)
      Prepaid expenses and other                    (80,593)       43,691           (21,972)
    (Decrease) increase in
      Accounts payable                              (12,011)      (63,227)           58,133
      Accrued and other liabilities                 (28,380)         (335)           (5,977)
      Customer deposits                              141,559     (142,727)           55,614
        Net cash provided by operating activities  1,469,032    1,238,936         1,279,535

INVESTING ACTIVITIES
Additions to property and equipment, net          (1,986,482)     (826,568)     (1,003,348)
Proceeds from sale of investments
  in affiliates                                                    531,225
Proceeds from sale of property and equipment           4,071        15,000          51,350
Acquisition of consolidated subsidiary, net                                       (383,640)
Sale (purchase) of
  short-term investments, net                          2,213       (33,395)         22,170
Other, net                                           (39,855)      (28,178)         21,441
        Net cash used in investing activities     (2,020,053)     (341,916)     (1,292,027)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt             231,940     2,574,281       1,020,091
Purchase of treasury stock                                                        (705,137)
Principal repayments of long-term debt             (189,678)   (1,971,026)       (388,429)
Dividends paid                                      (246,323)     (245,844)       (254,333)
Proceeds from issuance of common stock, net            7,240         5,274           7,811
Other, principally debt issuance costs                (1,544)      (25,531)
        Net cash (used in) provided by
          financing activities                      (198,365)      337,154        (319,997)
Effect of exchange rate changes on cash and
  cash equivalents                                    (5,214)       (2,156)
        Net (decrease) increase in cash and
          cash equivalents                          (754,600)    1,232,018        (332,489)
Cash and cash equivalents at beginning
  of year                                          1,421,300       189,282         521,771
Cash and cash equivalents at end of year          $  666,700    $1,421,300      $  189,282

The accompanying notes are an integral part of these consolidated financial statements.





                                         CARNIVAL CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (in thousands)


                                                           Unearned  Accumulated             Total
                          Compre-       Additional          stock      other                 share-
                          hensive Common paid-in  Retained  compen-  comprehensive Treasury  holders'
                          income  stock  capital  earnings  sation   income (loss)  stock    equity
                                                                       C>

Balances at
  November 30, 1999            $6,170 $1,757,408    $4,176,498  $(9,945) $  1,116        $5,931,247
  Comprehensive income:
    Net income         $  965,458                      965,458                              965,458
    Foreign currency
      translation
      adjustment          (73,943)                                        (73,943)          (73,943)
    Unrealized losses on
      marketable
      securities, net      (2,232)                                         (2,232)           (2,232)
      Total comprehensive
      income           $  889,283
  Cash dividends                                      (250,923)                            (250,923)
  Issuance of stock under
    stock plans                     6     15,489                 (5,977)                      9,518
  Amortization of unearned stock
    compensation                                                  3,639                       3,639
  Effect of conforming Costa's
    reporting period                                    (7,010)                              (7,010)
  Purchase of treasury stock                                                     (705,137) (705,137)
Balances at
  November 30, 2000             6,176  1,772,897     4,884,023  (12,283) (75,059)(705,137)5,870,617
  Comprehensive income:
    Net income         $  926,200                      926,200                              926,200
    Foreign currency
      translation
      adjustment, net      45,781                                          45,781            45,781
    Unrealized gains on
      marketable
      securities, net       6,411                                           6,411             6,411
    Minimum pension
      liability adjustment (5,521)                                         (5,521)           (5,521)
    Changes related to cash
      flow derivative
      hedges, net          (4,330)                                         (4,330)           (4,330)
    Transition adjustment
      for cash flow
      derivative hedges    (4,214)                                         (4,214)           (4,214)
      Total comprehensive
      Income           $  964,327
  Cash dividends                                    (246,021)                              (246,021)
  Issuance of stock under
    stock plans                    24     32,351                (4,601)           (22,500)    5,274
  Amortization of unearned stock
    compensation                                                 4,486                        4,486
  Effect of conforming Airtours'
    reporting period                                  (7,906)                                (7,906)
Balances at
   November 30, 2001            6,200  1,805,248   5,556,296   (12,398) (36,932) (727,637)6,590,777
  Comprehensive income:
    Net income         $1,015,941                  1,015,941                              1,015,941
    Foreign currency
      Translation
      adjustment           51,294                                        51,294              51,294
    Minimum pension liability
      adjustment           (9,166)                                       (9,166)             (9,166)
    Unrealized gains on
      marketable
      securities, net       2,579                                         2,579               2,579
    Changes related to
    cash flow derivative
    hedges, net               466                                           466                 466
      Total
      Comprehensive
      income           $1,061,114
  Cash dividends                                   (246,387)                               (246,387)
  Issuance of stock under
    stock plans                    6      11,176                (3,942)                       7,240
  Retirement of
    treasury stock              (338)   (727,299)                                727,637
 Amortization of unearned stock
    compensation                                                 5,159                        5,159
Balances at November
   30, 2002                   $5,868  $1,089,125  $6,325,850  $(11,181) $  8,241 $       $7,417,903


The accompanying notes are an integral part of these consolidated financial statements.



                              CARNIVAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

     Description of Business

     Carnival Corporation is a Panamanian corporation and, together with its consolidated subsidiaries, is referred to collectively in these consolidated financial statements and elsewhere in this 2002 Annual Report as "our," "us" and "we." We are a global cruise vacation and leisure travel provider that operates six cruise lines under the brand names Carnival Cruise Lines ("CCL"), Costa Cruises ("Costa"), Cunard Line ("Cunard"), Holland America Line ("Holland America"), Seabourn Cruise Line ("Seabourn") and Windstar Cruises ("Windstar") and a tour business, Holland America Tours ("Tours"). CCL operates eighteen cruise ships with destinations primarily to the Caribbean, the Bahamas and the Mexican Riviera. Holland America operates eleven cruise ships with destinations primarily to Alaska, the Caribbean and Europe. Costa operates eight cruise ships with destinations primarily to Europe, the Caribbean and South America. Cunard operates two premium/luxury cruise ships and Seabourn and Windstar each operate three luxury cruise ships with destinations to the Caribbean, Europe, Central America, Tahiti and other worldwide destinations. Our current fleet of 45 ships has a passenger capacity of 67,282 lower berths. Tours is a leading cruise/tour operator in Alaska and the Canadian Yukon. Tours also markets sightseeing packages, both separately and as a part of our cruise/tour packages.

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

     Prior to our acquisition of Costa in late fiscal 2000, we accounted for our 50% interest in Costa using the equity method and recorded our portion of Costa's operating results as earnings from affiliated operations on a two-month lag basis. As of November 30, 2000, we changed how we report Costa's operating results from a two-month lag basis to reporting on Costa's current month's results. Accordingly, our November 30, 2000 consolidated balance sheet included Costa's November 30, 2000 balance sheet. The impact of conforming Costa's reporting period on our fiscal 2000 revenues, operating income and net income was not material. Commencing in fiscal 2001, Costa's results of operations were also consolidated on a current month basis in the same manner as our other wholly-owned subsidiaries. See Note 17.

     Cash and Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include investments with original maturities of three months or less are stated at cost. At November 30, 2002 and 2001, cash and cash equivalents included $616 million and $1.38 billion of investments, respectively, primarily comprised of strong investment grade asset-backed debt obligations and money market funds.

     Short-term investments are comprised of marketable debt and equity securities which are categorized as available for sale and, accordingly, are stated at their fair values. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) ("AOCI") within shareholders' equity until realized. The specific identification method is used to determine realized gains or losses.

     Inventories

     Inventories consist primarily of provisions, spare parts, supplies and fuel carried at the lower of cost or market. Cost is determined using the weighted average or first-in, first-out method.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization was computed using the straight-line method over our estimates of average useful lives and residual values, as a percentage of original cost, as follows:



                                           Residual
                                            Values         Years

      Ships                                   15%            30
      Buildings and improvements            0-10%          5-40
      Transportation equipment and other    0-25%          2-20
      Leasehold improvements,
        including port facilities                 Shorter of lease term
                                                  or related asset life


     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the assets carrying value over its estimated fair value (see Notes 4 and 16).

     Dry-dock costs are included in prepaid expenses and are amortized to operating expenses using the straight-line method generally over one year.

     Ship improvement costs that we believe add value to our ships are capitalized to the ships, and depreciated over the improvements' estimated useful lives, while costs of repairs and maintenance are charged to expense as incurred. We capitalize interest on ships and other capital projects during their construction period. Upon the replacement or refurbishment of previously capitalized ship components, these assets' estimated cost and accumulated depreciation are written-off and any resulting gain or loss is recognized in our results of operations. No such material gains or losses were recognized in fiscal 2002, 2001 or 2000.
See Note 3.

     Gains or losses on the sale of property and equipment are classified as nonoperating other income or expense. In fiscal 2002, we realized an $8 million loss on the sale of the former Nieuw Amsterdam.

     Goodwill

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" requires companies to stop amortizing goodwill and requires an annual, or when events or circumstances dictate a more frequent, impairment review of goodwill. Accordingly, upon adoption of SFAS No. 142 on December 1, 2001, we ceased amortizing our goodwill, all of which has been allocated to our Costa, Cunard and Holland America reportable units, which are all part of our reportable cruise segment. We completed the transitional and annual impairment tests of these reporting units' existing goodwill as of December 1, 2001 and July 31, 2002, respectively, and determined that their goodwill was not impaired. There has been no change to our goodwill carrying amount since November 30, 2001, other than the change resulting from using a different foreign currency translation rate at November 30, 2002 compared to November 30, 2001. If goodwill amortization, including goodwill expensed as part of our loss or income from affiliated operations, had not been recorded for fiscal 2001 and 2000 our adjusted net income and adjusted basic and diluted earnings per share would have been as follows (in thousands, except per share amounts):

                                                2001           2000

                  Net income                  $926,200       $965,458
                  Goodwill amortization         25,480         23,046
                  Adjusted net income         $951,680       $988,504

                  Adjusted earnings per share
                    Basic                        $1.63          $1.65
                    Diluted                      $1.62          $1.64

     The SFAS No. 142 goodwill impairment review consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. Fair values of our reporting units were determined based on our estimates of comparable market price or discounted future cash flows. If this fair value exceeds the carrying value, which was the case for our reporting units, no further analysis or goodwill write-down is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written-down to its implied fair value.

     Prior to fiscal 2002, our goodwill was reviewed for impairment pursuant to the same policy as our other long-lived assets as discussed above (see Note 4) and our goodwill was amortized over 40 years using the straight-line method. In addition, accumulated goodwill amortization at November 30, 2001 was $118 million.

     Derivative Instruments and Hedging Activities

     We utilize derivative instruments, such as forward foreign currency contracts to limit our exposure to fluctuations in foreign currency exchange rates and interest rate swaps to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt (see Note 11).

     Our most significant contracts to buy foreign currency are forward contracts entered into to fix the cost in United States ("U.S.") dollars of seven of our foreign currency denominated shipbuilding commitments (see
Note 7). If our shipbuilding contract is denominated in the functional currency of the cruise line that is expected to be operating the ship, we have not entered into a forward foreign currency contract to hedge that commitment.

     Effective December 1, 2000, we adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on our balance sheet at their fair values. Derivatives that are not hedges must be recorded at fair value and the changes in fair value must be immediately included in earnings. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged firm commitment. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of AOCI until the underlying hedged item is recognized in earnings. The ineffective portion of a hedge derivative's change in fair value is immediately recognized in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking our hedge transactions. Upon adoption, we recorded an adjustment of $4.2 million in AOCI to record the unrealized net losses from our cash flow hedges that existed on December 1, 2000.

     The total $187 million and $578 million of current and long-term fair value of hedged firm commitment assets on our November 30, 2002 and 2001 balance sheets, respectively, includes $178 million and $567 million, respectively, of unrealized gains on our shipbuilding commitments denominated in foreign currencies because of the strengthening of the dollar compared to the euro. In addition, the total $194 million and $581 million of fair value of derivative contract liabilities on our November 30, 2002 and 2001 balance sheets, respectively, includes $178 million and $567 million of unrealized losses on our forward foreign currency contracts relating to those same shipbuilding commitments, which are used to fix the cost of our shipbuilding commitments in U.S. dollars, and effectively offsets the related hedged firm commitment assets.

     We classify the fair value of our derivative contracts and the fair value of our offsetting hedged firm commitments as either current or long-term liabilities and assets depending on whether the maturity date of the derivative contract is within or beyond one year from our balance sheet dates, respectively. The cash flows from derivatives treated as hedges are classified in our statements of cash flows in the same category as the item being hedged.

     Derivative gains and losses included in AOCI are reclassified into earnings at the same time the underlying hedged transaction is recorded in earnings. During fiscal 2002 and 2001, all net changes in the fair value of both our fair value hedges and the offsetting hedged firm commitments and our cash flow hedges were immaterial, as were any ineffective portions of these hedges. No fair value hedges or cash flow hedges were derecognized or discontinued in fiscal 2002 and 2001, and the amount of estimated unrealized net losses which are expected to be reclassified to earnings in the next twelve months is not material. At November 30, 2002 and 2001, AOCI included $8 million and $8.5 million of unrealized net losses, respectively, from cash flow hedge derivatives, which were substantially all variable to fixed interest rate swap agreements.

     Finally, if any of the three shipyards with which we have contracted to build our ships is unable to perform, we would still be required to perform under our foreign currency forward contracts related to that shipyard's shipbuilding contracts. Accordingly, based upon the circumstances, we may have to discontinue the accounting for those forward contracts as hedges, if the shipyard cannot perform.

     Prior to fiscal 2001, changes in the fair values of and any discounts or premiums on, our shipbuilding forward foreign currency contract hedges were recorded at maturity, which coincided with the dates when the related foreign currency payments were to be made, with any resulting gains or losses recorded as a decrease or increase, respectively, to the cost paid for our ships.

     Revenue and Expense Recognition

     Guest cruise deposits represent unearned revenues and are initially recorded as customer deposit liabilities on our balance sheet when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard activities and all associated direct costs of a voyage, generally upon completion of voyages with durations of ten days or less and on a pro rata basis for voyages in excess of ten days. Future travel discount vouchers issued to guests are recorded as a reduction of revenues when such vouchers are utilized. Revenues and expenses from our tour and related services are recognized at the time the services are performed or expenses are incurred.

      Advertising Costs

     Substantially all of our advertising costs are charged to expense as incurred, except costs which result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed.
 Media production costs are also recorded as prepaid expenses and charged to expense upon the first airing of the advertisement. Advertising expenses totaled $208 million, $214 million and $181 million in fiscal 2002, 2001 and 2000, respectively. At November 30, 2002 and 2001, the amount of advertising costs included in prepaid expenses was not material.

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

     Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. See Note 14.

     Stock-Based Compensation

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for our noncompensatory employee and director stock option awards. Our pro forma net income and earnings per share for fiscal 2002 and 2001, had we elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been $991 million and $904 million and $1.69 and $1.54, respectively, and would not have been materially different from reported net income and earnings per share for fiscal 2000.

     As determined below, the weighted-average fair values of options we granted during fiscal 2002, 2001 and 2000 were $12.16, $12.67 and $13.31 per share, respectively, at the dates of grant. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2002, 2001 and 2000, respectively; expected dividend yields of 1.23%, 1.16% and 1.17%; expected volatility of 48.0%, 50.0% and 28.9%;
risk free interest rates of 4.3%, 4.5% and 6.4%; and expected option life of six years for all periods.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting or trading restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including expected stock price volatility. Because our options have characteristics different from those of traded options, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

     Concentrations of Credit Risk

     As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Credit risk, including counterparty nonperformance under derivative instruments, contingent obligations and new ship progress payment guarantees, is considered minimal, as we primarily conduct business with large, well-established financial institutions who have long-term credit ratings of A or above and we seek to diversify our counterparties. In addition, we have established guidelines regarding credit ratings and investment maturities that we follow to maintain safety and liquidity. We do not anticipate nonperformance by any of our significant counterparties.

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

NOTE 3 - Property and Equipment

     Property and equipment consisted of the following (in thousands):


                                                        November 30,
                                                    2002            2001


Ships                                           $10,665,958    $ 8,892,412
Ships under construction                            712,447        592,781
                                                 11,378,405      9,485,193
Land, buildings and improvements,
  and port facilities                               314,448        264,294
Transportation equipment and other                  409,310        349,188
Total property and equipment                     12,102,163     10,098,675
Less accumulated depreciation and amortization   (1,986,759)    (1,708,445)
                                                $10,115,404    $ 8,390,230

     Capitalized interest, primarily on our ships under construction, amounted to $39 million, $29 million and $41 million in fiscal 2002, 2001 and 2000, respectively. Ships under construction include progress payments for the construction of the ship, as well as design and engineering fees, capitalized interest, construction oversight costs and various owner supplied items. At November 30, 2002, two ships with an aggregate net book value of $623 million were pledged as collateral pursuant to a $119 million note and a $463 million contingent obligation (see Notes 6 and 8).

     Maintenance and repair expenses and dry-dock amortization were $175 million, $160 million and $132 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 4 - Impairment Charge

     During fiscal 2002 and 2001 we reviewed our long-lived assets and goodwill for which there were indications of possible impairment or as required annually pursuant to SFAS No. 142. As a result of these reviews, in fiscal 2002 we reduced the carrying value of one of our ships by recording an impairment charge of $20 million. In fiscal 2001, we recorded an impairment charge of $140 million, which consisted principally of a $71 million reduction in the carrying value of ships, a $36 million write-off of Seabourn goodwill, a $15 million write-down of a Holland America note receivable and a $11 million loss on the sale of the Seabourn Goddess I and II. The impaired ships' and note receivable fair values were based on third party appraisals, negotiations with unrelated third parties or other available evidence, and the fair value of the impaired goodwill was based on our estimates of discounted future cash flows.

NOTE 5 - Investments In and Advances To Affiliates

     On June 1, 2001, we sold our investment in Airtours plc, which resulted in a nonoperating net gain of $101 million and net cash proceeds of $492 million. Cumulative foreign currency translation losses of $59 million were reclassified from AOCI and included in determining this 2001 net gain. We also recorded a direct charge of $8 million to our retained earnings in fiscal 2001, which represented our share of Airtours' losses for April and May 2001, since Airtours results were reported on a two-month lag.

     In fiscal 2001, we sold our interest in CRC Holdings, Inc. ("CRC") to an unrelated third party, which resulted in a nonoperating net gain of $16 million and net cash proceeds of $39 million. One of the members of our Board of Directors was a principal shareholder in CRC.

     Dividends received from affiliates were $13 million and $16 million in fiscal 2001 and 2000, respectively, which reduced the carrying value of our investments in affiliates in accordance with the equity method of accounting.

     Income statement and segment information for fiscal 2000 for our affiliated companies accounted for using the equity method, including Airtours and Costa, was as follows: revenues - $6.7 billion, gross margin - $1.3 billion, operating income - $5 million, depreciation and amortization - $152 million, net income - $20 million and capital expenditures - $650 million. Since we sold our interest in Airtours and CRC during fiscal 2001, no data has been presented for fiscal 2002 and 2001.


NOTE 6 - Long-Term Debt

     Long-term debt consisted of the following (in thousands):


                                                           November 30,
                                                      2002 (a)      2001(a)

Euro floating rate note, collateralized by
  one Costa ship, bearing interest
  at euribor plus 0.5% (4.0% and 4.8%
  at November 30, 2002 and 2001,
  respectively), due through 2008                   $  118,727  $  125,770
Unsecured fixed rate notes, bearing interest
  at rates ranging from 6.15% to 7.7%, due
  through 2028(b)                                      848,900     848,779
Unsecured floating rate euro notes, bearing interest
  at rates ranging from euribor plus 0.35% to
  euribor plus 0.53% (3.6% to 4.0% and 3.9% to 4.9%
  at November 30, 2002 and 2001, respectively),
  due 2005 and 2006                                    680,377     604,068
Unsecured fixed rate euro notes, bearing interest
  at 5.57%, due in 2006                                297,195     266,223
Unsecured $1.4 billion revolving credit facility,
  bearing interest at libor plus 0.17% (1.6% at
  November 30, 2002), due in 2006                       50,000
Other                                                   44,468      29,833
Unsecured 2% convertible notes, due in 2021            600,000     600,000
Unsecured zero-coupon convertible notes, net of
  discount, with a face value of $1.05 billion,
  due in 2021                                          520,944     501,945
                                                     3,160,611   2,976,618
Less portion due within one year                      (148,642)    (21,764)
                                                    $3,011,969  $2,954,854

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro denominated notes have been translated to U.S. dollars at the period end exchange rates. At November 30, 2002 and 2001, 65% and 66% of our debt was U.S. dollar denominated and 35% and 34% was euro denominated,respectively.
(b) These notes are not redeemable prior to maturity.

     Our unsecured 2% convertible notes ("2% Notes") and our zero-coupon convertible notes ("Zero-Coupon Notes") are convertible into 15.3 million shares and 17.4 million shares, respectively, of our common stock. Our 2% Notes are convertible at a conversion price of $39.14 per share, subject to adjustment, during any fiscal quarter for which the closing price of our common stock is greater than $43.05 per share for a defined duration of time. Our Zero-Coupon Notes have a 3.75% yield to maturity and are convertible during any fiscal quarter for which the closing price of our common stock reaches certain targeted levels for a defined duration of time. These levels commenced at a low of $31.94 per share for the first quarter of fiscal 2002 and increase at an annual rate of 3.75% thereafter, until maturity. The conditions for conversion of our 2% Notes or Zero-Coupon Notes were not met during fiscal 2002 and 2001.

     Subsequent to April 14, 2008, we may redeem all or a portion of our 2% Notes at their face value plus any unpaid accrued interest, and subsequent to October 23, 2008, we may redeem all or a portion of our Zero-Coupon Notes at their accreted value.

     In addition, on April 15 of 2005, 2008 and 2011 our 2% Noteholders and on October 24 of 2006, 2008, 2011 and 2016 our Zero-Coupon Noteholders may require us to repurchase all or a portion of the outstanding 2% Notes at their face value plus any unpaid accrued interest and the Zero-Coupon Notes at their accreted value.

     Upon conversion, redemption or repurchase of our 2% Notes and Zero-Coupon Notes we may choose to deliver common stock, cash or a combination of cash and common stock with a total value equal to the value of the consideration otherwise deliverable. If our 2% Notes and Zero-Coupon Notes were to be put back to us, we expect to settle them for cash and, accordingly, they are not included in our diluted earnings per share common stock calculations. However, no assurance can be given that we will have sufficient liquidity to make such cash payments. See Note 14.

     In May 2001, Costa entered into a five-year 257.5 million euro (255.6 million U.S. dollars at the November 30, 2002 exchange rate) unsecured floating rate euro denominated revolving credit facility, of which $145 million was available at November 30, 2002.

     Our $1.4 billion unsecured multi-currency revolving credit facility matures in June 2006. This facility currently bears interest at libor/euribor plus 17 basis points ("BPS"), which interest rate spread over libor/euribor will vary based on changes to our senior unsecured debt ratings, and provides for an undrawn facility fee of eight BPS. Our commercial paper program is supported by this revolving credit facility and, accordingly, any amounts outstanding under our commercial paper program, none at November 30, 2002 and 2001, reduce the aggregate amount available under this facility. At November 30, 2002, $1.35 billion of this facility was available. This facility and other of our loan agreements contain covenants that require us, among other things, to maintain a minimum debt service coverage and limits our debt to tangible capital ratio and the amount of our secured indebtedness. In addition, our ability to draw upon the then available portion of our $1.4 billion credit facility could be terminated and we could also be required to repay the amounts outstanding under our one collateralized and three unsecured euro notes, which amounted to $722 million at November 30, 2002, if our business suffers a material adverse change. At November 30, 2002, we were in compliance with all of our debt covenants.

     At November 30, 2002, the scheduled annual maturities of our long-term debt was as follows (in thousands):

                         Fiscal

                         2003        $  148,642
                         2004           127,985
                         2005           907,648(a)
                         2006         1,387,209(a)
                         2007            22,833
                         Thereafter     566,294
                                     $3,160,611

(a) Includes $600 million of our 2% Notes in 2005 and $521 million of our Zero-Coupon Notes in 2006 based on the date of the noteholders first put option.

     Debt issuance costs are generally amortized to interest expense using the straight-line method over the term of the notes or to the noteholders first put option date, whichever is earlier. In addition, all loan issue discounts are amortized to interest expense using the effective interest method over the term of the notes.

NOTE 7 - Commitments

     Ship Commitments

     A description of our ships under contract for construction at November 30, 2002 was as follows (in millions, except passenger capacity data):


                      Expected                               Estimated
                      Service                    Passenger     Total
Ship                   Date(1)    Shipyard       Capacity(2)   Cost(3)

CCL
Carnival Glory           7/03    Fincantieri        2,974          $  510
Carnival Miracle         3/04    Masa-Yards(4)      2,124             375
Carnival Valor          11/04    Fincantieri(4)     2,974             510
Newbuild                 1/06    Fincantieri        2,974             460
  Total CCL                                        11,046           1,855
Holland America
Oosterdam                7/03    Fincantieri(4)     1,848             410
Westerdam                5/04    Fincantieri(4)     1,848             410
Newbuild                11/05    Fincantieri(4)     1,848             410
Newbuild                 6/06    Fincantieri        1,848             390
  Total Holland America                             7,392           1,620
Costa
Costa Mediterranea       6/03    Masa-Yards (5)     2,114             360
Costa Fortuna           12/03    Fincantieri(5)     2,720             440
Costa Magica            11/04    Fincantieri(5)     2,720             460
  Total Costa                                       7,554           1,260
Cunard
Queen Mary 2             1/04    Chantiers de
                                   l'Atlantique(4)  2,620             780
Newbuild                 2/05    Fincantieri(4)     1,968             410
  Total Cunard                                      4,588           1,190

    Total                                          30,580          $5,925


(1) The expected service date is the date the ship is currently expected to begin its first revenue generating cruise.
(2) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.
(3) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, construction oversight costs and various owner supplied items.
(4) These construction contracts are denominated in euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts. The $178 million of unrealized losses from these forward contracts has been recorded as fair value of derivative contract liabilities on our November 30, 2002 balance sheet and are also included in the above estimated total cost of these construction contracts.
(5) These construction contracts are denominated in euros, which is Costa's functional currency. The estimated total costs have been translated into U.S. dollars using the November 30, 2002 exchange rate.


     In connection with our ships under contract for construction, we have paid approximately $712 million through November 30, 2002 and anticipate paying the remaining estimated total cost as follows (in millions):

                            Fiscal

                             2003           $1,630
                             2004            2,110
                             2005            1,140
                             2006              330
                                            $5,210

     Proposed Dual-Listed Company Transaction with P&O Princess Cruises plc ("P&O Princess")

     After a series of preconditional offers made to the shareholders of P&O Princess by us, commencing in December 2001, on January 8, 2003 we entered into an agreement with P&O Princess, the world's third largest cruise company, providing for a combination of both companies (the "Combined Group") under a dual-listed company ("DLC") structure.

     If the DLC transaction is completed, it would create a combination of the two companies through a number of contracts and certain amendments to our Articles of Incorporation and By-Laws and to P&O Princess' Memorandum and Articles of Association. The two companies would retain their separate legal identities and each company's shares would continue to be publicly traded on the New York Stock Exchange for us and the London Stock Exchange for P&O Princess. However, both companies would operate as if they were a single economic enterprise. The contracts governing the DLC structure would provide that the boards of directors of the two companies would be identical, the companies would be managed by a unified senior management team and that, as far as possible, P&O Princess' and our shareholders would be placed in substantially the same economic position as if they held shares in a single enterprise which owned all of the assets of both companies. The net effect of the DLC transaction would be that our existing shareholders would own an economic interest equal to 74% of the Combined Group and the existing shareholders of P&O Princess would own an economic interest equal to 26% of the Combined Group. Also in connection with the DLC transaction, we will be making a Partial Share Offer ("PSO") for 20% of P&O Princess' shares, which will enable P&O Princess shareholders to exchange P&O Princess shares for our shares on the basis of 0.3004 of our shares for each P&O Princess share up to, in aggregate, a maximum of 20% of P&O Princess issued share capital. If the maximum number of P&O Princess' shares are exchanged under the PSO, holders of our shares, including our new shareholders who exchanged their P&O Princess shares for our shares under the PSO, would own an economic interest equal to 79% of the Combined Group and holders of P&O Princess shares would own an economic interest equal to 21% of the Combined Group. The PSO is conditional on, among other things, the closing of the DLC transaction. Upon completion of the DLC transaction, P&O Princess will reorganize and consolidate its share capital so that one share of P&O Princess will have the same economic and voting interest as one of our shares.

     The completion of the DLC transaction between P&O Princess and us is subject to approval by P&O Princess' shareholders and our shareholders. No assurance can be given that the DLC transaction will be completed and, if it is completed, when completion will take place. If the DLC transaction is not completed by September 30, 2003, either party can terminate the agreement if it is not in material breach of its obligations. We have incurred $30 million of transaction costs as of November 30, 2002, and continue to incur costs, which have been or will be deferred in connection with the DLC transaction. In the event a transaction with P&O Princess is not consummated, we would be required to write off the above $30 million plus all costs incurred and deferred subsequent to November 30, 2002, resulting in an estimated total write-off of approximately $45 million to $50 million. If the DLC transaction or another transaction with P&O Princess is completed by us, these deferred costs, together with any additional direct costs, which may be incurred, would be capitalized as part of the transaction.

     If our agreement with P&O Princess is terminated under certain circumstances, we would be required to pay P&O Princess a break fee of $49 million. These circumstances include, among other things, our board of directors withdrawing or adversely modifying its recommendation to shareholders to approve the DLC transaction, our board of directors recommending an alternative acquisition proposal to shareholders, or our shareholders failing to approve the DLC transaction if a third-party acquisition proposal exists at the time of our meeting or if we breach our exclusivity covenant and a third party acquisition proposal with respect to us is completed prior to July 2004. Similarly, P&O Princess would be obligated to pay us a break fee of $49 million upon the occurrence of reciprocal circumstances.

     If the DLC transaction is completed, we expect to account for it as an acquisition of P&O Princess by us, which will be accounted for using the purchase method.

     Operating Leases

     Rent expense under our operating leases, primarily for office and warehouse space, was $15 million, $13 million and $10 million in fiscal 2002, 2001 and 2000, respectively. At November 30, 2002, minimum annual rentals for our operating leases, with initial or remaining terms in excess of one year, were as follows (in thousands):

                             Fiscal

                             2003          $10,700
                             2004            9,300
                             2005            9,100
                             2006            9,100
                             2007            6,000
                             Thereafter     25,300
                                           $69,500

     Port Facilities and Other

     At November 30, 2002, we had commitments through 2027, with initial or remaining terms in excess of one year, to pay minimum amounts for our annual usage of port facilities and other contractual commitments as follows (in thousands):

                            Fiscal
                             2003          $52,100
                             2004           38,800
                             2005           25,300
                             2006           25,800
                             2007           27,100
                             Thereafter    179,600
                                          $348,700


     Travel Vouchers

     Pursuant to CCL's and Holland America's settlement of litigation, travel vouchers with face values of $10 to $55 were required to be issued to qualified past passengers. As of November 30, 2002, approximately $123 million of these travel vouchers are available to be used for future travel prior to their expiration, principally in fiscal 2005.

NOTE 8 - Contingencies

     Litigation

     Several actions (collectively, the "ADA Complaints") have been filed against Costa, Cunard and Tours alleging that they violated the Americans with Disabilities Act by failing to make certain cruise ships accessible to individuals with disabilities. The plaintiffs seek injunctive relief to require modifications to certain vessels to increase accessibility to disabled passengers and fees and costs. Costa and the plaintiffs have agreed to settle this action, subject to court approval. Cunard and Tours are in ongoing settlement negotiations with the plaintiffs.

     Three actions (collectively, the "Facsimile Complaints") were filed against us on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that we and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints were not sent by us, but rather were distributed by a professional faxing company at the behest of travel agencies that referenced a CCL product. We do not advertise directly to the traveling public through the use of facsimile transmission.

     The ultimate outcome of the pending ADA and Facsimile Complaints cannot be determined at this time. We believe that we have meritorious defenses to these claims and, accordingly, we intend to vigorously defend against these actions.

     Several actions filed in the U.S. District Court for the Southern District of Florida against us and four of our executive officers on behalf of a purported class of persons who purchased our common stock were consolidated into one action in Florida (the "Stock Purchaser Complaint").
 The plaintiffs have claimed that statements we made in public filings violated federal securities laws and seek unspecified compensatory damages
and attorney and expert fees and costs.   Recently, a magistrate judge
recommended that our motion to dismiss the Stock Purchaser Complaint be granted and that the plaintiffs' amended complaint be dismissed without prejudice. However, because it was dismissed without prejudice, the plaintiffs may file a new amended complaint. Nevertheless, the parties have entered into a memorandum of understanding settling the case pending confirmatory discovery and judicial approval. A substantial portion of the $3.4 million settlement amount, which includes plaintiff's attorneys fees, will be covered by insurance.

     In February 2001, Holland America Line-USA, Inc. ("HAL-USA"), our wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL-USA responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

     On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska requesting that they appear before a grand jury. One of the subpoenas also requests the production of Holland America documents, which Holland America is producing. If the investigation results in charges being filed, a judgment could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment.
The State of Alaska is separately investigating this incident. The ultimate outcome of these matters cannot be determined at this time.

     Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is now expected that the arbitration tribunal's decision will be made in mid-2004 at the earliest. In the event that an award is given in favor of Cammell Laird, the amount of damages, which Costa will have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

     In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance. We are not able to estimate the impact or the ultimate outcome of any such actions, which are not covered by insurance.

     Contingent Obligations

     At November 30, 2002, we had contingent obligations totaling $1.05 billion to participants in lease out and lease back type transactions for three of our ships. At the inception of the leases, the entire amount of the contingent obligations was paid by us to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither funds nor the contingent obligations have been included on our balance sheets. We would only be required to make any payments under these lease contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. In addition, we obtained a direct guarantee from another AAA rated financial institution for $285 million of the above noted contingent obligations, thereby reducing even the remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, we would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If our credit rating falls below BBB, we would be required to provide a standby letter of credit for $91 million, or alternatively provide mortgages in the aggregate amount of $91 million on two of our ships.

     In the unlikely event that we were to terminate the three lease agreements early or default on our obligations, we would, as of November 30, 2002 have to pay a total of $180 million in stipulated damages. As of November 30, 2002, $148 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. An additional $40 million of standby letters of credit would be required to be issued if our three credit ratings fall below A-/A3. Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us. We entered into these three transactions in order to receive $67 million, which was recorded as deferred income on our balance sheets and is being amortized to nonoperating income through 2022. In the event we were to default under our $1.4 billion revolving credit facility, we would be required to post cash collateral to support the stipulated damages standby letters of credit.

NOTE 9 - Income and Other Taxes

     We believe that substantially all of our income, with the exception of our U.S. source income from the transportation, hotel and tour businesses of Tours, is exempt from U.S. federal income taxes. If we were found not to qualify for exemption pursuant to applicable income tax treaties or under the Internal Revenue Code or if the income tax treaties or Internal Revenue Code were to be changed in a manner adverse to us, a portion of our income would become subject to taxation by the U.S. at higher than normal corporate tax rates.

     Some of our subsidiaries, including Costa and Tours, are subject to foreign and/or U.S. income taxes. In fiscal 2002, we recognized a net $57 million income tax benefit primarily due to a new Italian investment incentive law, which allowed Costa to receive a $51 million income tax benefit based on contractual expenditures during 2002 on the construction of new ships. At November 30, 2002, Costa had a remaining net deferred tax asset of approximately $45 million relating to the tax benefit of the net operating loss carryforwards arising from this incentive law, which expire in 2007. In fiscal 2001, we recognized a $9 million income tax benefit from Costa primarily due to changes in Italian tax law.

     We do not expect to incur income taxes on future distributions of undistributed earnings of foreign subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of these earnings.

     In addition to or in place of income taxes, virtually all jurisdictions where our ships call, impose taxes based on passenger counts, ship tonnage or some other measure. These taxes, other than those directly charged to and collected from passengers by us, are recorded as operating expenses in the accompanying statements of operations.

NOTE 10 - Shareholders' Equity

     Our Articles of Incorporation authorize our Board of Directors, at their discretion, to issue up to 40 million shares of our preferred stock.
 At November 30, 2002 and 2001, no preferred stock had been issued.

     In February 2000, our Board of Directors authorized the repurchase of up to $1 billion of our common stock. As of November 30, 2001, we had repurchased 33.1 million shares of our common stock at a cost of $705 million pursuant to this authorization. In addition in 2001, we received 761,000 shares of our common stock from our chief executive officer valued at its quoted market price of $23 million, which we recorded as treasury stock, in payment of the exercise price for two million shares of our common stock issued to him pursuant to a stock option plan (see Note 13).
 In fiscal 2002, we retired all of our treasury stock.

    At November 30, 2002, there were 77.5 million shares of our common stock reserved for issuance pursuant to our convertible notes and our stock option, employee stock purchase, restricted stock and dividend reinvestment plans. During fiscal 2002, 2001 and 2000 we declared cash dividends aggregating $0.42 per share for each year.

     At November 30, 2002 and 2001, AOCI included cumulative foreign currency translation adjustments which increased shareholders' equity by $29 million and decreased shareholders' equity by $22 million, respectively.

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

     Other Assets

     At November 30, 2002 and 2001, long-term other assets included marketable securities held in rabbi trusts for certain of our nonqualified benefit plans and notes and other receivables, principally collateralized by a ship, the former Nieuw Amsterdam. These assets had carrying and fair values of $173 million at November 30, 2002 and $143 million at November 30, 2001. Fair values were based on public market prices, estimated discounted future cash flows or estimated fair value of collateral.

     Long-Term Debt

     At November 30, 2002 and 2001, the fair value of our long-term debt, including the current portion, was $3.33 billion and $2.95 billion, respectively, which was $166 million greater than and $26 million less than its carrying value on those respective dates. The net difference between the fair value of our long-term debt and its carrying value was due primarily to our issuance of debt obligations at fixed interest rates that are below or above market interest rates in existence at the measurement dates. The fair values of our unsecured fixed rate notes, convertible notes and unsecured 5.57% euro notes were based on their public market prices. The fair values of our other long-term debt were estimated based on appropriate market interest rates being applied to this debt.

     Foreign Currency Contracts

     We have forward foreign currency contracts, designated as foreign currency fair value hedges, for seven of our euro denominated shipbuilding contracts (see Note 7). At November 30, 2002 and 2001, the fair value of these forward contracts was an unrealized loss of $178 million and $567 million, respectively. These forward contracts mature through 2005. The fair values of our forward contracts were estimated based on prices quoted by financial institutions for these instruments.

     Interest Rate Swaps

     We have interest rate swap agreements designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. At November 30, 2002 and 2001, these interest rate swap agreements effectively changed $225 million of fixed rate debt with a weighted-average fixed interest rate of 6.8% to Libor-based floating rate debt.

     In addition, we also have interest rate swap agreements designated as cash flow hedges whereby we receive variable interest rate payments in exchange for making fixed interest rate payments. At November 30, 2002 and 2001, these interest rate swap agreements effectively changed $468 million and $637 million, respectively, of euribor floating rate debt to fixed rate debt with a weighted-average fixed interest rate of 5.5% and 5.3%, respectively.

     These interest rate swap agreements mature through 2006. At November 30, 2002 and 2001, the fair value of our interest rate swaps was a net unrealized loss of $0.1 million and $3.3 million, respectively. The fair values of our interest rate swap agreements were estimated based on appropriate market interest rates being applied to these instruments.

 NOTE 12 - Segment Information

     Our cruise segment included six cruise brands (five, excluding Costa, prior to fiscal 2001), which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics. Cruise revenues are comprised of sales of passenger cruise tickets, which includes accommodations, meals and most onboard activities, in some cases the sale of air transportation to and from our cruise ships, and the sale of certain onboard activities and other services. The tour segment represents the transportation, hotel and tour operations of Tours.

     The significant accounting policies of the segments are the same as those described in Note 2 - "Summary of Significant Accounting Policies."
 Cruise revenues included intersegment revenues, which primarily represent billings to the tour segment for the cruise portion of a tour when a cruise is sold as a part of a tour package. In addition, cruise and tour operating expenses included a cost allocation of certain corporate and other expenses. Information for the cruise and tour segments for fiscal 2002, 2001 and 2000 was as follows (in thousands):

                            Operating     Depreciation
                             income           and         Capital         Total
                Revenues      (loss)      amortization  expenditures      assets
2002
Cruise (b)     $4,229,124  $1,065,797 (a)  $   369,565  $  1,949,565   $11,399,130
Tour              175,831     (13,401)          11,345        36,802       214,405(c)
Intersegment
  elimination     (36,686)
Corporate(e)                  (10,337)           1,433           115       721,313
               $4,368,269  $1,042,059      $   382,343   $ 1,986,482   $12,334,848

2001
Cruise (b)     $4,357,942  $  958,273 (a)  $   359,314    $  801,453   $ 9,905,353
Tour              229,483     (10,357)(a)       11,474        25,108       188,296(c)
Affiliated
  operations(d)               (44,024)
Intersegment
  elimination     (51,674)
Corporate(e)                  (12,161)           1,436             7     1,469,903
               $4,535,751  $  891,731      $   372,224    $  826,568   $11,563,552

2000
Cruise         $3,578,372  $  957,226       $  276,483    $  972,270   $ 9,093,646(b)
Tour              259,662       7,664           10,825        30,129       199,722(c)
Affiliated
  operations                   37,828(b)                                   437,391
Intersegment
  elimination     (59,492)
Corporate(e)                  (19,760)             359           949       100,561
               $3,778,542  $  982,958       $  287,667    $1,003,348   $ 9,831,320


(a) Cruise operating income included impairment charges of $20 million in 2002 and $134 million in 2001 and Tour operating loss included $6 million in 2001 (see Note 4).
(b) In 2002 and 2001, the cruise segment information included Costa. At November 30, 2000, Costa's total assets were included in the cruise segment, but its 2000 results of operations were included in the affiliated operations segment (See Notes 2 and 17).
(c) Tour assets primarily included hotels in Alaska and the Canadian Yukon, luxury dayboats offering tours to the glaciers of Alaska and the Yukon River, motor coaches used for sightseeing and charters in the states of Washington and Alaska, British Columbia, Canada and the Canadian Yukon and private, domed rail cars, which are run on the Alaska Railroad between Anchorage and Fairbanks.
(d) On June 1, 2001, we sold our investment in Airtours. Accordingly, we did not record any equity in the earnings or losses from the affiliated operations of Airtours after our quarter ended May 31, 2001.
(e) Operating loss represented corporate expenses not allocated to segments. Corporate assets primarily included cash, cash equivalents, short-term investments, debt issuance costs, deferred P&O Princess acquisition costs and transportation assets.

     See Note 5 for affiliated operations segment information, which were not included in our consolidated operations.

     Foreign revenues for our cruise brands, excluding Costa in 2000, represent sales generated from outside the U.S. primarily by foreign tour operators and foreign travel agencies. The majority of these foreign revenues are from Italy, Canada, United Kingdom, France, Germany and Spain. Substantially all of our long-lived assets are located outside of the U.S. and consist principally of our goodwill, ships and ships under construction. Revenue information by geographic area for fiscal 2002, 2001 and 2000 was as follows (in thousands):

                                      2002         2001         2000


                U.S.            $ 3,292,533   $ 3,489,913   $3,180,667
                Foreign           1,075,736     1,045,838      597,875
                                $ 4,368,269   $ 4,535,751   $3,778,542

NOTE 13 - Benefit Plans

     Stock Option Plans

     We have stock option plans primarily for supervisory and management level employees and members of our Board of Directors. The plans are administered by a committee of three of our directors (the "Committee") which determines who is eligible to participate, the number of shares for which options are to be granted and the amounts that may be exercised within a specified term. The option exercise price is generally set by the Committee at 100% of the fair market value of the common stock on the date the option is granted. Substantially all options granted during fiscal 2002, 2001 and 2000 were granted at an exercise price per share equal to the fair market value of our common stock on the date of grant. Employee options generally have vested evenly over five years and have a ten year term and director options granted prior to fiscal 2001 have vested immediately and have a five or ten year term. Director options granted subsequent to fiscal 2000 will vest evenly over five years and have a ten year term. At November 30, 2002, options for 40.7 million shares were available for future grants under the above plans. A summary of the activity and status of our stock option plans was as follows:



                             Weighted
                      Average Exercise Price                 Number of Options
                             Per Share                   Years Ended November 30,
                       2002    2001    2000           2002        2001         2000
Outstanding options-
  beginning of year   $28.95  $26.80  $22.70     12,774,293     8,840,793    6,517,168
Options granted       $26.54  $26.44  $35.92         33,000     6,580,250    2,910,575
Options exercised     $14.35  $11.70  $13.43       (404,615)   (2,218,075)    (244,850)
Options canceled      $32.80  $35.15  $35.91       (573,720)     (428,675)    (342,100)
Outstanding options-
  end of year         $29.26  $28.95  $26.80     11,828,958    12,774,293    8,840,793
Options exercisable-
  end of year         $28.71  $25.96  $15.82      4,775,894     2,972,498    4,042,452


     Information with respect to outstanding and exercisable stock options at November 30, 2002 was as follows:


                              Options Outstanding               Options Exercisable
                                    Weighted      Weighted                 Weighted
                                    Average       Average                  Average
Exercise                           Remaining      Exercise                 Exercise
Price Range              Shares    Life (Years)    Price        Shares      Price

$ 1.94-$ 2.25            32,980         (a)        $ 2.06        32,980     $ 2.06
$ 6.94-$10.31            17,300        0.7         $ 9.76        17,300     $ 9.76
$10.59-$15.00           666,050        2.3         $11.32       666,050     $11.32
$16.28-$22.57         3,901,084        8.1         $21.66     1,236,830     $20.75
$24.63-$27.78         1,182,894        6.3         $26.24       667,294     $26.35
$28.21-$34.88         3,070,500        8.1         $30.05       673,100     $30.47
$36.72-$41.34           102,000        5.8         $38.09        77,200     $38.05
$43.56-$48.56         2,856,150        6.7         $44.36     1,405,140     $44.57

Total                11,828,958        7.2         $29.26     4,775,894     $28.71

(a) These stock options do not have an expiration date.


     Restricted Stock Plan

     We have a restricted stock plan under which three executive officers have been issued restricted shares of our common stock. These shares have the same rights as our common stock, except for restriction and forfeiture provisions. During fiscal 2002, 2001 and 2000, 150,000 shares of common stock were issued each year, which were valued at $4 million, $5 million and $6 million, respectively. Unearned stock compensation was recorded within shareholders' equity at the date of award based on the quoted market price of the shares on the date of grant and is amortized to expense using the straight-line method from the grant date through the vesting date. These shares vest five years after the grant date. As of November 30, 2002 and 2001 there were 750,000 shares and 647,000 shares, respectively, issued under the plan which remain to be vested.

     Defined Benefit Pension Plans

     We have one qualified and one nonqualified defined benefit pension plan that are available to full-time CCL and corporate shoreside employees (the "Shoreside Plans"), who were employed by CCL or corporate before January 1, 1998. Our funding policy for this qualified plan is to annually contribute at least the amount required under the applicable labor regulations. The nonqualified plan is unfunded. In addition, we have five nonqualified defined benefit plans, one for the CCL shipboard employees, except for deck and engine officers, two for Holland America shipboard employees, except for officers, one for certain Holland America shipboard officers, and one supplemental executive retirement plan ("SERP") in which two executive officers currently participate. The Carnival shipboard nonqualified plan is funded by contributions into a rabbi trust and the Holland America and SERP plans, are unfunded. In addition, Cunard Line Limited participated in an industry-wide merchant navy officers ("MNO") defined benefit plan that is available to certain Cunard shipboard officers. Our MNO plan expense is based on the amount of contributions required by the plan. Total expense for these defined benefit pension plans was $11 million, $8 million and $6 million in fiscal 2002, 2001 and 2000, respectively.

     A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. At November 30, 2002 and 2001, the CCL shipboard plan and the Shoreside Plans have aggregated additional minimum pension liability adjustments, less allowable intangible assets, of $14.7 million and $5.5 million, respectively, which are included in AOCI.

     Defined Contribution Plans

     We have several defined contribution plans available to substantially all U.S. and Canadian employees, to Cunard's United Kingdom employees, to Seabourn's Scandinavian shipboard officers and to CCL's shipboard deck and engine officers. We contribute to these plans based on employee contributions, salary levels and length of service. Total expense relating to these plans was $8 million in both fiscal 2002 and 2001 and $7 million in fiscal 2000.

     Employee Stock Purchase Plan

     We have an Employee Stock Purchase Plan, which is authorized to issue up to 4,000,000 shares of our common stock to substantially all of our employees. The purchase price is derived from a formula based on 85% of the fair market value of our common stock during the six-month purchase period, as defined. During fiscal 2002, 2001 and 2000, we issued 62,223, 82,733 and 171,886 shares, respectively, at a weighted-average share price of $23.92, $21.94 and $26.36, respectively, under this plan.

NOTE 14 - Earnings Per Share

    Our basic and diluted earnings per share were computed as follows (in thousands, except per share data):


                                          Years Ended November 30,
                                        2002         2001       2000

Net income                            $1,015,941   $926,200   $965,458
Weighted average common shares
     outstanding                         586,567    585,064    599,665
Dilutive effect of stock plans             1,489      1,798      2,247
Diluted weighted average shares
    outstanding                          588,056    586,862    601,912
Basic earnings per share                   $1.73      $1.58      $1.61
Diluted earnings per share                 $1.73      $1.58      $1.60


     During fiscal 2002, 2001 and 2000, the exercise prices for 6.0 million, 5.4 million and 4.4 million options, respectively, were greater than the average fair market prices of our common stock for those periods and, consequently, were excluded from our diluted earnings per share computations since they were anti-dilutive.

     In addition, our 2002 and 2001 diluted earnings per share computation did not include 32.7 million shares of our common stock issuable upon conversion of our 2% Notes and Zero-Coupon Notes, as this common stock was not issuable under the contingent conversion provisions of these debt instruments (see Note 6).

NOTE 15 - Supplemental Cash Flow Information

                                               Years Ended November 30,
                                             2002       2001        2000
                                                    (in thousands)

Cash paid (received) for
  Interest, net of amount capitalized      $110,148   $109,321    $40,431
  Income taxes, net                        $     19    $ 3,931    $  (800)

Noncash investing and financing activities
 Common stock received as payment of
    stock option exercise price                       $ 22,500
 Notes received upon the sale of
    the Nieuw Amsterdam                     $59,935               $84,500

NOTE 16 - Recent Accounting Pronouncements

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be held for sale. We have completed our review of SFAS No. 144 and its adoption on December 1, 2002 did not have a material effect on our financial statements.

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

     In November 2002, Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date.

NOTE 17 - Costa Acquisition

     From June 1997 through September 28, 2000, we owned 50% of Costa. On September 29, 2000, we acquired the remaining 50% interest in Costa from Airtours at a cost of $511 million. Substantially all of the purchase price was funded by euro denominated borrowings. We accounted for this transaction using the purchase accounting method. Had the above transaction occurred on December 1, 1999, our unaudited consolidated revenues for fiscal 2000 would have been approximately $4.3 billion. The impact on our unaudited consolidated net income and earnings per share for fiscal 2000 would not have been material.


Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Carnival Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Carnival Corporation and its subsidiaries at November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
 An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company changed its method of accounting for derivative instruments and hedging activities in 2001 and ceased amortizing goodwill in 2002.





/s/ PricewaterhouseCoopers LLP


Miami, Florida
January 29, 2003



Management's Discussion and Analysis of Financial Condition and
   Results of Operations

Critical Accounting Estimates

     Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions, is set forth below:

     Ship Accounting

     Our most significant assets are our ships and ships under construction, which represent 78% of our total assets. We make several critical accounting estimates dealing with our ship accounting. First, we compute our ships' depreciation expense, which requires us to estimate the average useful life of each of our ships, as well as their residual values. Secondly, we account for ship improvement costs by capitalizing those costs, which we believe will add value to our ships and depreciate those improvements over their estimated useful lives. Finally, we account for the replacement or refurbishment of our ship components and recognize the resulting gain or loss in our results of operations.

     We determine the average useful lives of our ships based primarily on our estimates of the average useful lives of the ships' major component systems, such as cabins, main diesels, main electric, superstructure and hull. In addition, we consider, among other things, the impact of anticipated technological changes, long-term vacation market conditions and competition and historical useful lives of similarly-built ships. We have estimated our new ships' average useful lives at 30 years and their residual values at 15% of our original ship cost.

     Given the very large and complex nature of our ships, all the above ship accounting estimates require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems; therefore, our overall estimates of the relative costs of these component systems are based principally on general and technical information known about major ship component system lives and our knowledge of the cruise industry. In addition, we do not identify and track the depreciation of specific component systems, but instead utilize estimates when determining the net cost basis of assets being replaced or refurbished. If materially different conditions existed, or if we materially changed our assumptions of ship lives and residual values, our depreciation expense, gain or loss on replacement or refurbishment of ship assets and net book value of our ships would be materially different. In addition, if we change our assumptions in making our determinations as to whether improvements to a ship add value, the amounts we expense each year as repair and maintenance costs could increase, partially offset by a decrease in depreciation expense, as less costs would have been initially capitalized to our ships.
 Our fiscal 2002 ship depreciation expense would have increased by approximately $10 million for every year we reduced our estimated average 30 year ship useful life. In addition, if our ships were estimated to have no residual value, our fiscal 2002 depreciation expense would have increased by approximately $45 million.

     We believe that the estimates we made for ship accounting purposes are reasonable and our methods are consistently applied and, accordingly, result in depreciation expense that is based on a rational and systematic method to equitably allocate the costs of our ships to the periods during which services are obtained from their use. In addition, we believe that the estimates we made are reasonable and our methods consistently applied
(1) in determining the overall relative costs of our ships' component systems; (2) in determining which ship improvement costs add value to our ships; and (3) in determining the net cost basis of ship component assets being replaced or refurbished. Finally, we believe our critical ship accounting estimates are generally comparable with those of other major cruise companies.

     Asset Impairment

     Our review of our long-lived assets, principally ships and, prior to fiscal 2002, goodwill, required us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicated that a possible impairment may exist, as described in Note 2, "Summary of Significant Accounting Policies - Property and Equipment" in the accompanying financial statements, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations and estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk. In addition, commencing in fiscal 2002 upon the adoption of SFAS No. 142, we are also required to estimate the fair value of our reporting units, such as our cruise lines which have been allocated goodwill, at least annually to determine if our goodwill has been impaired.

     The determination of fair value includes numerous uncertainties, unless a viable actively traded market exists for the asset or for a comparable reporting unit, which is usually not the case for cruise ships and cruise lines. For example, in determining fair values of ships and cruise lines utilizing discounted forecasted cash flows, significant judgments are made concerning, among other things, future net revenue yields, operating, selling and administrative costs per available berth day, interest and discount rates, cruise itineraries, ship additions and retirements, technological changes, consumer demand, governmental regulations and the effects of competition. In addition, third party appraisers are sometimes used to determine fair values and some of their valuation methodologies are also subject to similar types of uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and goodwill have been impaired. However, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

     Contingencies

     We periodically assess the potential liabilities related to any lawsuits or claims brought against us, as well as for other known unasserted claims, including environmental, legal and tax matters. While it is typically very difficult to determine the timing and ultimate outcome of these matters, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of the loss can be reasonably estimated, in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," as amended. See Note 8 in the accompanying financial statements for additional information concerning our contingencies.

     Given the inherent uncertainty related to the eventual outcome of these matters and potential insurance recoveries, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions or disclosures that we may have made with respect to their resolution. In addition as new information becomes available, we may need to reassess the amount of probable liability that needs to be accrued related to our contingencies. All such revisions in our estimates could materially impact our results of operations and financial position.

    Proposed Exposure Draft

    In June 2001, the Accounting Standards Executive Committee issued a Statement of Position exposure draft, entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" ("Proposed SOP"). If issued in its current form, the Proposed SOP would require, among other things, significant changes to our ship accounting. Specifically, we would be required to adopt the component method of accounting for our ships, which may require us, among other things, to maintain very detailed historical cost records for the components of our ships and may result in changes in the amount and timing of depreciation and repair and maintenance expenses and the amount of gain or loss recognized on the replacement or refurbishment of ship component parts.
In addition, we would have to expense dry-dock costs as incurred instead of amortizing our costs to expense generally over one year. Finally, we would have to treat liquidated damages received from shipyards for delay delivery damages as a reduction to our ships' cost basis instead of our current treatment of recording liquidated damages as nonoperating income, since they are a reimbursement for expenses incurred and lost profits. We have not completed an analysis of the impact this Proposed SOP would have on our financial statements, as we are uncertain whether, or in what form, this Proposed SOP will be adopted.

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

     For segment information related to our revenues, operating income and other financial information see Note 12 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information were as follows:


                                              Years Ended November 30,
                                           2002         2001         2000

Revenues                                    100%        100%         100%

Costs and Expenses
  Operating                                  53          54           54
  Selling and administrative                 14          14           13
  Depreciation and amortization               9           8            8
  Impairment charge                                       3
  Loss (income) from affiliated
    operations, net                                       1           (1)
                                             76          80           74
Operating Income                             24          20           26
Nonoperating  Expense                        (1)
Net Income                                   23%         20%          26%

Selected Statistical Information
  (in thousands, except occupancy)
     Passengers carried                   3,549       3,385        2,669
     Available lower berth days          21,436      20,685       15,888
     Occupancy percentages                105.2%      104.7%       105.4%


     Commencing in fiscal 2001, our statements of operations and selected statistical information included the consolidation of Costa's results of operations. In fiscal 2000, our 50% interest in Costa's results of operations were recorded in affiliated operations and were not included in our 2000 statistical information.

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

     The year over year percentage increase in our average passenger capacity, resulting primarily from new ships entering service, for fiscal 2003, 2004 and 2005 is currently expected to be approximately 17.6%, 16.0% and 10.2%, respectively.

     As discussed in Note 7 in the accompanying financial statements, we have a proposed DLC transaction with P&O Princess, which is subject to the approval by P&O Princess' shareholders and our shareholders. If the DLC transaction is completed, the Combined Group will be the largest cruise vacation group in the world, based on revenues, passengers carried and available capacity. As of January 31, 2003, the Combined Group would have had a fleet of 65 cruise ships offering 99,982 lower berths, with 18 additional cruise ships having 42,260 lower berths scheduled to be added over the next three and a half years.

     See the Liquidity and Capital Resources section below for additional discussion of the proposed DLC transaction.

     Outlook For Fiscal 2003 ("2003")

     In our earnings press release dated December 19, 2002, we noted that booking volumes had slowed in the preceding weeks compared to the same period in the prior year. With the start of Wave Season this year (Wave Season is a period of higher booking levels which starts in early January each year), booking levels have increased, but have not been up to our expectations. Although year-to-date 2003 booking volumes are equal to last year's levels, bookings have not increased commensurate with the increase in our 2003 capacity. We believe that bookings in 2003 have been impacted by the uncertain economic environment, concerns regarding a war with Iraq, and more recently the security alerts issued by various national governments. These factors have caused us to reduce cruise pricing to stimulate incremental demand for the first and second quarters.

     We now expect our first quarter net revenue yields to be approximately equal to last year's levels as compared to our previous guidance, which was up 1% to 3%. Net revenue yields in the first quarter will be negatively impacted by an increase in capacity weighted toward our lower priced contemporary cruise products (mix). Excluding the impact of this mix issue, first quarter net revenue yields are expected to be up 2% to 3%.

     The current environment for travel will have the most significant effect on our second quarter 2003 bookings. Because of the close-in booking pattern, we have less visibility regarding the second quarter than we would normally have at this time. However, we anticipate that net revenue yields for the second quarter could be below last year's levels compared to our earlier expectation of an increase in yields over the prior year.

     With respect to costs, fuel prices have increased considerably since our last update. Based on current market prices for fuel, we now expect our cost per available berth day, excluding air costs and commissions, to be up approximately 6% to 8% for the first quarter of 2003 and 10% to 12% for the second quarter of 2003 as compared to the prior year (versus our previous guidance of up 4% to 6% for both quarters). About 50% of the higher cost per available berth day for the first and second quarters of 2003 is expected to be due to the increase in fuel costs, with the remaining increase due to the previously disclosed front loading of advertising costs, as well as higher insurance, environmental and security costs.

     We also expect to record nonoperating income of approximately $0.03 per share from insurance recoveries in the first quarter of 2003.

     Looking to the second half of 2003, cumulative booking volumes on a capacity adjusted basis are approximately equal to the prior year at prices slightly below that of the prior year. Because of the close-in booking pattern, it is too early to give net revenue yield guidance for the remainder of 2003. Excluding the possible impact of higher fuel costs, operating cost per available berth day in the second half of 2003 is expected to be flat to slightly down as compared to the prior year.


Fiscal 2002 ("2002") Compared to Fiscal 2001 ("2001")

     Revenues

     Revenues decreased $167 million, or 3.7%, in 2002 compared to 2001. Cruise revenues decreased $129 million, or 3.0%, to $4.23 billion in 2002 from $4.36 billion in 2001. Our cruise revenue change resulted from a 7.0% decrease in our gross revenue per passenger cruise day, partially offset by a 3.6% increase in passenger capacity and a 0.5% increase in our occupancy rate. This decrease in our gross revenue per passenger cruise day was primarily caused by a significant decline in the number of guests purchasing air transportation from us in 2002 compared to 2001. When a guest elects to provide his or her own transportation, rather than purchasing air transportation from us, both our cruise revenues and operating expenses decrease by approximately the same amount. Also adding to the reduction in gross revenue per passenger cruise day was the adverse impact of the September 11, 2001 events, which resulted in lower cruise
ticket prices.   Net revenue yield (net revenue per available berth day
after deducting the cost of air transportation, travel agent commissions and other direct costs of sales) was down 2.7% compared to 2001.

     Our cruise revenues discussed above included onboard and other revenues such as bar sales, casino gaming, shore excursions, gift shop and spa sales, photo sales and pre-and post-cruise land packages. These activities are either performed directly by us or by independent concessionaires, from which we collect a percentage of their revenues. In 2002 and 2001, onboard and other revenues represented 20.9% and 19.0%, respectively, of our cruise revenues.

     Tour revenues decreased $54 million, or 23.4%, to $176 million in 2002 from $229 million in 2001 principally due to a lower number of Alaska and Canadian Yukon cruise/tours sold. This revenue decrease was primarily as a result of one less ship offering land tours to its guests in 2002 compared to 2001 and increased competition. In addition, three isolated cancellations of Holland America Alaska cruises in 2002 resulting primarily from mechanical malfunctions also contributed to this decrease in revenues.

     Our tour segment's operating income decreased from $10 million in 1999 to an operating loss of $13 million in 2002. This decrease was primarily the result of increased competition. Although our tour segment is not material to our consolidated results, it is an integral part of our Alaska cruise/tour programs. Accordingly, we recently have and are continuing to take steps to upgrade the attractiveness of certain of our tour assets. Specifically, we have entered into contracts for the construction of eight new domed rail cars and we also expect to purchase additional motor coaches, renovate and expand two hotels and add new attractive tour destinations to our programs, such as Kluane National Park.

     Costs and Expenses

     Operating expenses decreased $157 million, or 6.4%, in 2002 compared to 2001. Cruise operating costs decreased by $130 million, or 5.6%, to $2.20 billion in 2002 from $2.33 billion in 2001. Approximately $116 million of this decrease was due to reduced air travel and related costs primarily due to fewer guests purchasing air transportation through us, and $41 million was primarily due to lower commissions because of lower cruise revenues. This decrease was partially offset by an increase in fuel and other cruise operating expenses, which was largely due to costs associated with our 3.6% increase in passenger capacity. In addition, as a result of having developed and commencing the implementation of a worldwide environmental compliance program in 2002, we began to incur additional environmental compliance costs, which were not material in 2002, but are expected to reach approximately $10 million annually starting in 2003. Excluding air travel costs, travel agent commissions and other direct costs of sales, cruise operating costs per available berth day decreased 1.6%, partially as a result of the cost reduction initiatives we undertook after the events of September 11, 2001. Tour operating expenses decreased $42 million, or 22.3%, to $145 million in 2002 from $187 million in 2001 principally due to the reduction in the number of cruise/tours sold.

     Selling and administrative expenses decreased $7 million, or 1.1%, to $612 million in 2002 from $619 million in 2001. Selling and administrative expenses decreased in 2002 primarily because of our 3.9% decrease in selling and administrative costs per available berth day, partially offset by additional expenses associated with our 3.6% increase in passenger capacity. Our costs per available berth day decreased partially because of the cost containment actions taken after September 11, 2001.

     Depreciation and amortization increased by $10 million, or 2.7%, to $382 million in 2002 from $372 million in 2001. Depreciation and amortization in 2002 compared to 2001 increased by $30 million primarily as a result of the expansion of our fleet and ship improvement expenditures, partially offset by the elimination of $20 million of annual goodwill amortization upon our adoption of SFAS No. 142 on December 1, 2001 (see Note 2).

     See Note 4 in the accompanying financial statements for a discussion of the 2002 and 2001 impairment charge.

     Affiliated Operations

     During 2001, we recorded $44 million of losses from affiliated operations for our portion of Airtours' losses. On June 1, 2001 we sold our investment in Airtours and, accordingly, we ceased recording Airtours results as of the end of our second quarter of 2001.

     Nonoperating (Expense) Income

     Interest income decreased by $2 million in 2002 compared to 2001, which was comprised of a $25 million reduction in interest income due to lower average interest rates, partially offset by a $23 million increase in interest income from our higher average invested cash balances. Interest expense was the same in 2002 and in 2001, which was comprised of a $22 million increase in interest expense due to our increased level of average borrowings, offset by a $22 million reduction in interest expense due to lower average borrowing rates. The higher level of average borrowings in 2002 were due primarily from the issuance of our convertible notes in April and October 2001. Capitalized interest increased $10 million during 2002 compared to 2001 due primarily to higher average levels of investment in ship construction projects.

     Other expense in 2002 of $4 million consisted primarily of a $8 million loss, including related expenses, resulting from the sale of Holland America's former Nieuw Amsterdam, partially offset by $4 million of income related to the termination of an over funded pension plan.

     The income tax benefit of $57 million recognized in 2002 was substantially all due to a new Italian investment incentive law, which allowed Costa to receive an income tax benefit of $51 million based on contractual expenditures during 2002 on the construction of new ships.



Fiscal 2001 ("2001") Compared to Fiscal 2000 ("2000")

     Revenues

     Revenues increased $757 million, or 20%, in 2001 compared to 2000. Cruise revenues increased by $780 million, or 21.8%, to $4.36 billion in 2001 from $3.58 billion in 2000. Approximately $598 million of our cruise revenue increase was due to the consolidation of Costa, and $182 million was due to increased revenues from our other brands. Our other brands' cruise revenues change resulted from an increase of 9.6% in our passenger capacity, partially offset by a 4.1% decrease in our gross revenue per passenger cruise day and a slight decrease in our occupancy rate of 0.4%.
 Net revenue yield, excluding Costa, was down 3.6% compared to 2000. Our post-September 11, 2001, cruise results were adversely affected by the September 11, 2001 terrorist attacks, which impacted all leisure travel businesses and caused significant price competition among alternative vacation options in order to stimulate demand. We therefore had lower occupancies and prices during our 2001 fourth quarter. In addition, the slowdown in the general economic and business conditions throughout fiscal 2001 also adversely impacted our customers and, accordingly, had an overall negative effect on our 2001 gross revenues compared to 2000. Our luxury cruise brands, which comprised approximately 8% of our average capacity during 2001, were particularly affected by this slowdown and realized significantly lower pricing during most of 2001 compared to 2000.
 Finally in 2001 and 2000, onboard and other revenues represented 19% and 18.8%, respectively, of our cruise revenues.

     Costs and Expenses

     Operating expenses increased $410 million, or 19.9%, in 2001 compared to 2000. Cruise operating costs increased by $423 million, or 22.1%, to $2.33 billion in 2001 from $1.91 billion in 2000. Approximately $340 million of our cruise operating cost increase was due to the consolidation of Costa, and the remaining $83 million of the increase was from our other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily from additional costs associated with our 9.6% increase in passenger capacity, partially offset by a 4.4% decrease in our cruise operating expenses per available berth day.

     Selling and administrative expenses increased $131 million, or 26.9%, to $619 million in 2001 from $487 million in 2000. Approximately $98 million of our increase was due to the consolidation of Costa, and the remaining $33 million of the increase was from our other brands. Selling and administrative expenses, excluding Costa, increased in 2001 primarily from additional expenses associated with our 9.6% increase in passenger capacity and the 0.6% increase in our selling and administrative expenses per available berth day.

     Depreciation and amortization increased by $85 million, or 29.4%, to $372 million in 2001 from $288 million in 2000. This increase was primarily from our consolidation of Costa, which accounted for approximately $50 million of the increase, and the majority of the remaining $35 million increase was due to our expansion of the fleet and ship improvement expenditures.

     Affiliated Operations

     During 2001, we recorded $44 million of losses from affiliated operations as compared with $38 million of income in 2000. Our portion of Airtours' losses in 2001 was $43 million as compared to $41 million of losses in 2000. In fiscal 2001 Costa's results of operations were consolidated and were not included in our 2001 affiliated operations. We recorded income of $77 million during 2000 from our interest in Costa.
See Notes 5 and 17 in the accompanying financial statements for additional information regarding our affiliated operations and the acquisition of Costa.

     Nonoperating (Expense) Income

     Interest income increased by $18 million in 2002 compared to 2001, which was comprised of a $30 million increase in interest income from our higher average invested cash balances partially offset by a $12 million reduction in interest income due to lower average interest rates. Interest expense increased by $68 million, which was comprised of a $99 million increase in interest expense due to our increased level of average borrowings, partially offset by a $31 million reduction in interest expense due to lower average borrowing rates. The higher level of average borrowings were primarily from our acquisition and consolidation of Costa and the issuance of our 2% Notes in April 2001. Capitalized interest decreased $12 million during 2001 compared to 2000 due primarily to lower average levels of investment in ship construction projects.

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

     An income tax benefit of $12 million was recognized in 2001 compared to a $1 million expense in 2000. Approximately $9 million of the net increase in the income tax benefit was from Costa, primarily due to changes in Italian tax laws.

Liquidity and Capital Resources

     Sources and Uses of Cash

     Our business provided $1.47 billion of net cash from operations during fiscal 2002, an increase of $230 million, or 18.6%, compared to fiscal 2001, due primarily to an increase in customers' advance ticket deposits.

     During fiscal 2002, our net expenditures for capital projects were $1.99 billion, of which $1.76 billion was spent for our ongoing shipbuilding program. The $230 million of nonshipbuilding capital expenditures consisted primarily of ship refurbishments, information technology assets, Tour assets and cruise port facility developments.

     During fiscal 2002, we borrowed $232 million, which included $150 million under Costa's euro denominated revolving credit facility and $50 million under our revolving credit facility. In addition, in fiscal 2002, we made $190 million of principal repayments, primarily on Costa's revolving credit facility and Costa's collateralized debt. We also paid cash dividends of $246 million in fiscal 2002.

     Future Commitments and Funding Sources


     At November 30, 2002, our contractual cash obligations, with initial or remaining terms in excess of one year, and the effects such obligations are expected to have on our liquidity and cash flow in future periods were as follows (in thousands)(a):


                                                   Payments Due by Fiscal
Contractual Cash
  Obligations          Total        2003       2004       2005         2006       2007  Thereafter

                                                                                   C>

Shipbuilding        $5,210,000  $1,630,000  $2,110,000  $1,140,000  $  330,000    $        $
Long-term debt       3,160,611     148,642     127,985     907,648   1,387,209     22,833  566,294
Port and other
  commitments          348,700      52,100      38,800      25,300      25,800     27,100  179,600
Operating leases        69,500      10,700       9,300       9,100       9,100      6,000   25,300

Total contractual
  cash obligations  $8,788,811  $1,841,442  $2,286,085  $2,082,048  $1,752,109   $ 55,933 $771,194

(a) See Notes 6 and 7 in the accompanying financial statements for additional information regarding our debt and these commitments.



     In addition, see Note 7, "Contingent Obligations" and Note 6, "Proposed Dual-Listed Company Transaction with P&O Princess" and "Travel Vouchers" in the accompanying financial statements for a discussion of our contingent obligations related to our three lease-type ship transactions and our DLC transaction and travel voucher commitments, respectively.

     At November 30, 2002, we had liquidity of $2.2 billion, which consisted of $706 million of cash, cash equivalents and short-term investments and $1.5 billion available for borrowing under our revolving credit facilities obtained through a group of banks, which have strong credit ratings. Our revolving credit facilities mature in 2006. A key to our access to liquidity is the maintenance of our strong credit ratings. The proposed combination with P&O Princess under a DLC structure, if completed, may result in our debt being downgraded from our current ratings. A downgrade would increase our cost-of-borrowing, although we believe our senior unsecured debt will retain a strong investment grade rating.

     We believe that our existing liquidity, together with our forecasted cash flow from future operations, will be sufficient to fund most of our capital projects, debt service requirements, dividend payments and working capital needs. Our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, declines in customer demand, increased competition and overcapacity, the deterioration in general economic and business conditions, the international political and economic climate, accidents and other incidents at sea, adverse publicity and increases in fuel prices, as well as other factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. No assurance can be given that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

     Although no assurance can be given, we expect to complete our DLC transaction with P&O Princess in the second quarter of fiscal 2003. As a result of the DLC transaction, the Combined Group's outstanding long-term debt will be approximately $5.7 billion and its shipbuilding commitments for 18 new cruise ships and two river boats will be approximately $7.0 billion, which is a substantial increase over our existing obligations and commitments. However, we believe that the Combined Group's liquidity, including cash and committed financings, and cash flows from future operations will be sufficient to fund the expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments through at least the next twelve months.

Off-Balance Sheet Arrangements

     We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Other Matter

     Market Risks

     We are principally exposed to market risks from fluctuations in foreign currency exchange rates, bunker fuel prices and interest rates. We seek to minimize foreign currency and interest rate risks through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets, through our long-term investment and debt portfolio strategies and, when considered appropriate, through the use of derivative financial instruments. The financial impacts of these hedging instruments are offset by corresponding changes in the underlying exposures being hedged. Our policy is to not use financial instruments for trading or other speculative purposes.

     Exposure to Foreign Currency Exchange Rates

     Our primary foreign currency exchange risk was related to our outstanding commitments under ship construction contracts denominated in a currency other than the functional currency of the cruise brand that is expected to be operating the ship. These non-functional currency commitments are affected by fluctuations in the value of the functional currency as compared to the currency in which the shipbuilding contract is denominated. Foreign currency forward contracts are generally used to manage this risk (see Notes 2 and 11 in the accompanying financial statements). Accordingly, increases and decreases in the fair value of these foreign currency forward contracts offset changes in the fair value of the hedged non-functional foreign currency denominated ship construction commitments, thus resulting in the elimination of such risk.

     We have forward foreign currency contracts for seven of our euro denominated shipbuilding contracts (see Note 7 in the accompanying financial statement). At November 30, 2002, the fair value of these forward contracts was an unrealized loss of $178 million which is recorded, along with an offsetting $178 million fair value asset related to our shipbuilding firm commitments, on our accompanying 2002 balance sheet. These foreign currency forward contracts mature through 2005. Based upon a 10% strengthening or weakening of the U.S. dollar compared to the euro as of November 30, 2002, assuming no changes in comparative interest rates, the estimated fair value of these contracts would decrease or increase by $235 million, which would be offset by a decrease or increase of $235 million in the U.S. dollar value of the related foreign currency ship construction commitments resulting in no net dollar impact to us.

     The cost of shipbuilding orders, which we may place in the future may be affected by foreign currency exchange rate fluctuations. Should the U.S. dollar weaken relative to the euro, future orders for new ship construction in European shipyards may be at higher prices relative to the U.S. dollar.

     Additionally, our investments in foreign subsidiaries subjects us to foreign currency exchange rate risk. We consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and/or of a long-term nature and, accordingly, do not typically manage our related foreign currency exchange rate risk through the use of derivative financial instruments. However, when we paid the Costa acquisition price, we utilized debt denominated in euros, the functional currency of Costa, to reduce a portion of this risk.

     Finally, we sell cruises and incur cruise expenses in foreign currencies which subjects us to foreign currency exchange risk. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus both the euro and the UK Sterling. We do not expect that the impact of fluctuations in the foreign currency exchange rate on our foreign currency denominated cruise revenues and expenses to materially affect our results of operations due primarily to the natural hedges, which are expected to exist within our operations, including interest expense on euro denominated borrowings, and the relative stability of the foreign currencies. However, we will continue to monitor such items to determine if any actions, such as the issuance of additional foreign currency denominated debt or use of other financial instruments, would be warranted to reduce such risk.

     Exposure to Bunker Fuel Prices

     Cruise ship operating expenses are impacted by changes in bunker fuel prices. Bunker fuel consumed over the past three fiscal years ranged from approximately 4.2% in fiscal 2002 to 4.0% in fiscal 2001 and 2000 of our gross cruise revenues. We have typically not used financial instruments to hedge our exposure to the bunker fuel price market risk.

     Based upon a 10% hypothetical increase or decrease in the November 30, 2002 bunker fuel price, we estimate that our fiscal 2003 bunker fuel cost would increase or decrease by approximately $19 million compared to fiscal 2002. See "Outlook For Fiscal 2003."

     Exposure to Interest Rates

     In order to limit our exposure to interest rate fluctuations, we have entered into a substantial number of fixed rate debt instruments. We continuously evaluate our debt portfolio, including interest rate swap agreements, and make periodic adjustments to the mix of floating rate and fixed rate debt based on our view of interest rate movements. Accordingly in 2001, we entered into fixed to variable interest rate swap agreements, which lowered our fiscal 2002 and 2001 interest costs and are also expected to lower our fiscal 2003 interest costs. At November 30, 2002, 81% of the interest cost on our debt was effectively fixed and 19% was variable.

     At November 30, 2002, our long-term debt had a carrying value of $3.16 billion. At November 30, 2002, our swap agreements effectively changed $225 million of fixed rate debt with a weighted-average fixed interest rate of 6.8% to Libor-based floating rate debt. In addition, interest rate swaps at November 30, 2002, effectively changed $468 million of euribor floating rate debt to fixed rate debt with a weighted-average fixed interest rate of 5.5%. These interest rate swaps mature through 2006. The fair value of our debt and swaps at November 30, 2002 was $3.33 billion. Based upon a hypothetical 10% decrease or increase in the November 30, 2002 market interest rates, the fair value of our debt and swaps would increase or decrease by $55 million. In addition, based upon a hypothetical 10% decrease or increase in our November 30, 2002 common stock price, the fair value of our convertible notes would increase or decrease by approximately $26 million.

     These hypothetical amounts are determined by considering the impact of the hypothetical interest rates and common stock price on our existing debt and interest rate swaps. This analysis does not consider the effects of the changes in the level of overall economic activity that could exist in such environments or any relationships which may exist between interest rate and stock price movements. Furthermore, since substantially all of our fixed rate debt cannot currently be called or prepaid and a majority of our variable rate debt is subject to interest rate swaps which effectively fix the interest rate in the short-term, it is unlikely we would be able to take any significant steps in the short-term to mitigate our exposure in the event of a significant decrease in market interest rates.


Selected Financial Data

     The selected consolidated financial data presented below for fiscal 1998 through 2002 and as of the end of each such fiscal year, are derived from our audited financial statements and should be read in conjunction with those financial statements and the related notes.




                                                  Years Ended November 30,
                                  2002          2001          2000        1999        1998
                                   (in thousands, except per share data and percentages)
Statement of Operations
  and Other Data (a)

Revenues                 $4,368,269    $4,535,751    $3,778,542  $3,497,470  $3,009,306
Operating income         $1,042,059    $  891,731    $  982,958  $1,019,699  $  896,524
Net income(b)            $1,015,941(c) $  926,200(c) $  965,458  $1,027,240  $  835,885
   Earnings per share (b)
  Basic                  $     1.73    $     1.58    $     1.61  $     1.68  $     1.40(d)
  Diluted                $     1.73    $     1.58    $     1.60  $     1.66  $     1.40(d)
Dividends declared
  per share              $     .420    $     .420    $     .420  $     .375  $     .315(d)
Cash from operations     $1,469,032    $1,238,936    $1,279,535  $1,329,724  $1,091,840
Capital expenditures     $1,986,482    $  826,568    $1,003,348  $  872,984  $1,150,413
Available lower berth
  days(e)                    21,436        20,685        15,888      14,336      12,237
Passengers carried            3,549         3,385         2,669       2,366       2,045
Occupancy percentages (f)     105.2%        104.7%        105.4%      104.3%      106.3%


                                                   As of November 30,
                               2002 (a)      2001 (a)    2000(a)     1999        1998
                                         (in thousands, except percentages)
Balance Sheet and Other
  Data

Total assets              $12,334,848(g)$11,563,552(g)  $9,831,320  $8,286,355  $7,179,323
Long-term debt, excluding
  current portion         $ 3,011,969   $ 2,954,854     $2,099,077  $  867,515  $1,563,014
Total shareholders'
  equity                  $ 7,417,903   $ 6,590,777     $5,870,617  $5,931,247  $4,285,476
Debt to capital(h)               29.9%         31.1%          28.6%       15.3%       27.6%


(a) From June 1997 through September 28, 2000, we owned 50% of Costa. On September 29, 2000, we completed the acquisition of the remaining 50% interest in Costa. We accounted for this transaction using the purchase accounting method. Prior to the fiscal 2000 acquisition, we accounted for our 50% interest in Costa using the equity method. Commencing in fiscal 2001, Costa's results of operations have been consolidated in the same manner as our other wholly-owned subsidiaries. Our November 30, 2000 and subsequent consolidated balance sheets include Costa's balance sheet. All statistical information prior to 2001 does not include Costa. See Notes 5 and 17 in the accompanying financial statements.
(b) Effective December 1, 2001, we adopted SFAS No. 142, which requires us to stop amortizing goodwill and requires an annual, or when events or circumstances dictate a more frequent, impairment review of goodwill. Accordingly, as of December 1, 2001, we no longer amortize our goodwill. If goodwill had not been recorded for periods prior to December 1, 2001, our adjusted net income and adjusted basic and diluted earnings per share would have been as follows (dollars in thousands, except per share data):


                                        Years Ended November 30,
                                 2001      2000        1999      1998

    Net income                 $926,200  $965,458  $1,027,240  $835,885
    Goodwill amortization        25,480    23,046      20,666    17,074

    Adjusted net income        $951,680  $988,504  $1,047,906  $852,959

    Adjusted earnings per share
      Basic                       $1.63     $1.65       $1.71     $1.43
      Diluted                     $1.62     $1.64       $1.70     $1.43


(c) Our net income for fiscal 2002 and 2001 includes an impairment charge of $20 million and $140 million, respectively, and fiscal 2001 includes a nonoperating net gain of $101 million from the sale of our investment in Airtours. In addition, fiscal 2002 includes a $ million income tax benefit as a result of a new Italian investment incentive, which allows Costa to receive an income tax benefit based on contractual expenditures during 2002 on construction of new ships. See Notes 4, 5 and 9 in the accompanying financial statements.
(d) The 1998 per share amounts have been adjusted to reflect a two-for-one stock split effective June 12, 1998.
(e) Represents the total annual passenger capacity, assuming two passengers per cabin, that our ships offered for sale, which is computed by multiplying passenger capacity by ship operating days.
(f) In accordance with cruise industry practice, occupancy percentage is calculated based upon two passengers per cabin even though some cabins can accommodate three or more passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.
(g) Effective December 1, 2000, we adopted SFAS No. 133, which requires that all derivative instruments be recorded on our balance sheet. Total 2002 and 2001 assets include $178 million and $567 million, respectively, which represents the fair value of hedged firm commitments. See Note 2 in the accompanying financial statements.
(h) Represents the percentage of total debt to the sum of total debt and shareholders' equity.



Market Price for Common Stock

     Our common stock is traded on the New York Stock Exchange under the symbol CCL. Our intra-day high and low common stock sales prices for the periods indicated were as follows:


                                 High              Low
Fiscal 2002:
       First Quarter           $28.62            $25.05
       Second Quarter          $34.64            $27.40
       Third Quarter           $30.90            $22.81
       Fourth Quarter          $29.78            $22.07

Fiscal 2001:
       First Quarter           $34.94            $21.94
       Second Quarter          $33.40            $23.60
       Third Quarter           $33.74            $25.89
       Fourth Quarter          $31.47            $16.95

     As of January 29, 2003, there were approximately 4,556 holders of record of our common stock. The Republic of Panama does not currently have tax treaties with any other country. Under current law, we believe that distributions to our shareholders, other than residents of Panama or other business entities conducting business in Panama, are not subject to taxation under the laws of the Republic of Panama. Dividends that we pay to U.S. citizens, residents, corporations and to foreign corporations doing business in the U.S., to the extent treated as "effectively connected" income, will be taxable as ordinary income for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits, but generally will not qualify for any dividends-received deduction.




Selected Quarterly Financial Data (Unaudited)

       Quarterly financial results for fiscal 2002 were as follows:

                                                Quarters Ended
                              February 28      May 31      August 31     November 30
                                        (in thousands, except per share data)
Revenues                     $  905,776   $  989,157    $1,437,655     $1,035,681
Gross profit                 $  387,611   $  455,702    $  755,412     $  457,625
Operating income             $  145,812   $  220,411    $  488,424(a)  $  187,412(a)
Net income                   $  129,640   $  194,201    $  500,764     $  191,336
Earnings per share
  Basic                      $      .22   $      .33    $      .85     $      .33
  Diluted                    $      .22   $      .33    $      .85     $      .33
Dividends declared
  per share                  $     .105   $     .105    $     .105     $     .105

 (a) Includes a $17 million and a $34 million income tax benefit in the August 31 and
     November 30 quarters, respectively, from Costa, resulting from a new Italian investment incentive law.  In addition, the August 31 quarter includes a $20 million impairment charge.


   Quarterly financial results for fiscal 2001 were as follows:

                                               Quarters Ended
                              February 28      May 31       August 31    November 30
                                        (in thousands, except per share data)


Revenues                    $1,007,606      $1,079,125    $1,489,918    $959,102
Gross profit                $  407,486      $  477,791    $  770,540    $411,204
Operating income            $  138,941      $  207,907    $  425,346    $119,537
Net income                  $  127,950(a)   $  186,963(b) $  494,975(c) $116,312(d)
Earnings per share
  Basic                     $      .22      $      .32    $      .84    $    .20
  Diluted                   $      .22      $      .32    $      .84    $    .20
Dividends declared
  per share                 $     .105      $     .105    $     .105    $   .105



(a) Includes a $13 million gain from a settlement agreement with the manufacturers of some of our ship propulsion systems to reimburse us for lost revenues and expenses incurred due to disruption in service during 2000.
(b) Includes a $16 million gain from the sale of our interest in CRC, partially offset by $9 million of short-term investment write-downs and $6 million of estimated litigation expenses.
(c) Includes a $101 million impairment charge and $7 million of estimated litigation expenses, partially offset by a gain of $101 million from the sale of our investment in Airtours.
(d) Includes a $39 million impairment charge, partially offset by $4 million of net nonoperating income related to litigation.





                                                     EXHIBIT 21
 Significant Subsidiaries of Carnival Corporation




                                             Jurisdiction of Incorporation
       Name of Subsidiary                             or Organization


 (1)   Costa Crociere, S.p.A.                           Italy
 (2)   Costa Finance, S.A.                              Luxembourg
 (3)   Costa Holdings, Srl                              Italy
       Cunard Line Limited                              Bermuda
       HAL Antillen N.V.                                Netherlands
                                                          Antilles
 (4)   HAL Buitenland B.V.                              Netherlands
 (4)   Holland America Line N.V.                        Netherlands
                                                          Antilles

(1)  Subsidiary of Costa Holdings, Srl
(2)  Subsidiary of HAL Buitenland B.V. and Carnival Corporation
(3)  Subsidiary of Costa Finance, S.A.
(4)  Subsidiary of HAL Antillen N.V.


                                                             EXHIBIT 23





Consent of Independent Certified Public Accountants




     We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 33-63563, No. 333-43269, No. 333-68999, No. 333-72729, No. 333-62950 and No. 333-74190), and
Registration Statements on Form S-4 (No. 333-102442 and No. 333-102443) and Registration Statements on Forms S-8 (No. 33-45287, No. 33-51195, No. 33-53099, No. 333-43885, No. 333-60558 and No. 333-67394) and Registration
Statement on Form S-1 (No. 33-14844) of Carnival Corporation of our report dated January 29, 2003, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.




/s/PRICEWATERHOUSECOOPERS LLP


Miami, Florida
February 12, 2003





                                                              EXHIBIT 99.1



                Certification Pursuant to 18 U.S.C. Section 1350,
                               as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Carnival Corporation (the "Company") Annual Report on Form 10-K for the year ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Micky Arison, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2003


                                          /s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board of
                                          Directors and
                                          Chief Executive Officer



                                                           EXHIBIT 99.2



              Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Carnival Corporation (the "Company") Annual Report on Form 10-K for the year ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard S. Frank, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2003


                                          /s/ Howard S. Frank
                                          Howard S. Frank
                                          Vice Chairman of the Board of
                                          Directors
                                          and Chief Operating Officer



                                                           EXHIBIT 99.3

               Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Carnival Corporation (the "Company") Annual Report on Form 10-K for the year ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald R. Cahill, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2003


                                          /s/ Gerald R. Cahill
                                          Gerald R. Cahill
                                          Senior Vice President - Finance
                                          and Chief Financial and
                                          Accounting Officer