Form 10-K/A
period 2002-11-30
CARNIVAL CORP
filed 2003-03-12
CIK 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K/A

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



                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1)(2) Financial Statements and Schedules

     The financial statements shown in Exhibit 13 are amended in their entirety and are incorporated herein by reference.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CARNIVAL CORPORATION


/s/ Micky Arison          Chairman of the Board of         March 10, 2003
Micky Arison              Directors and Chief Executive
                          Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Micky Arison          Chairman of the Board of         March 10, 2003
Micky Arison              Directors and Chief Executive
                          Officer

/s/ Howard S. Frank       Vice Chairman of the Board of    March 10, 2003
Howard S. Frank           Directors and Chief Operating
                          Officer

/s/ Gerald R. Cahill      Senior Vice President-Finance    March 10, 2003
Gerald R. Cahill          and Chief Financial and
                          Accounting Officer

/s/ Shari Arison          Director                         March 10, 2003
Shari Arison

_________________________
Maks L.Birnbach           Director                         March 10, 2003

/s/ Richard G. Capen, Jr. Director                         March 10, 2003
Richard G. Capen, Jr.

/s/ Robert H. Dickinson   Director                         March 10, 2003
Robert H. Dickinson

/s/ Arnold W. Donald      Director                         March 10, 2003
Arnold W. Donald

/s/ James M. Dubin        Director                         March 10, 2003
James M. Dubin

/s/ A. Kirk Lanterman     Director                         March 10, 2003
A. Kirk Lanterman

/s/ Modesto A. Maidique   Director                         March 10, 2003
Modesto A. Maidique


/s/ Stuart Subotnick      Director                         March 10, 2003
Stuart Subotnick

_________________________
Sherwood M.Weiser         Director                         March 10, 2003

_________________________
Meshulam Zonis            Director                         March 10, 2003

/s/ Uzi Zucker            Director                         March 10, 2003
Uzi Zucker

                                CERTIFICATIONS

I, Micky Arison, certify that:

1. I have reviewed this annual report on Form 10-K/A of Carnival
Corporation;

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


Date: March 10, 2003

                                        /s/ Micky Arison
                                        Micky Arison
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


I, Howard S. Frank, certify that:

1. I have reviewed this annual report on Form 10-K/A of Carnival
Corporation;

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


Date: March 10, 2003

                                       /s/ Howard S. Frank
                                       Howard S. Frank
                                       Vice Chairman of the Board of
                                       Directors and Chief
                                       Operating Officer



I, Gerald R. Cahill, certify that:

1. I have reviewed this annual report on Form 10-K/A of Carnival
Corporation;

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


Date: March 10, 2003

                                        /s/ Gerald R. Cahill
                                        Gerald R. Cahill
                                        Senior Vice President-Finance
                                        and Chief Financial and
                                        Accounting Officer







                                                           EXHIBIT 13


                           CARNIVAL CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except earnings per share)




                                                Years Ended November 30,
                                             2002        2001        2000


Revenues                                  $4,368,269  $4,535,751 $3,778,542

Costs and Expenses
  Operating                                2,311,919  2,468,730   2,058,342
  Selling and administrative                 611,948    618,664     487,403
  Depreciation and amortization              382,343    372,224     287,667
  Impairment charge                           20,000    140,378
  Loss (income) from affiliated
    operations, net                                      44,024     (37,828)
                                           3,326,210  3,644,020   2,795,584

Operating Income                           1,042,059    891,731     982,958

Nonoperating (Expense) Income
  Interest income                             32,140     34,255      16,506
  Interest expense, net of
    capitalized interest                    (110,740)  (120,692)    (41,372)
  Other (expense) income, net                 (4,080)   108,649       8,460
                                             (82,680)    22,212     (16,406)

Income Before Income Taxes                   959,379    913,943     966,552

Income Tax Benefit (Expense), Net             56,562     12,257      (1,094)

Net Income                                $1,015,941  $ 926,200  $  965,458

Earnings Per Share
  Basic                                        $1.73      $1.58       $1.61
  Diluted                                      $1.73      $1.58       $1.60


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


NOTE 6 - Long-Term Debt

     Long-term debt consisted of the following (in thousands):


                                                           November 30,
                                                      2002 (a)     2001 (a)

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

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro denominated notes have been translated to U.S. dollars at the period end exchange rates. At November 30, 2002 and 2001, 65% and 66% of our debt was U.S. dollar denominated and 35% and 34% was euro denominated, respectively.
(b) These notes are not redeemable prior to maturity.

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


NOTE 7 - Commitments

     Ship Commitments

     A description of our ships under contract for construction at November 30, 2002 was as follows (in millions, except passenger capacity data):


                      Expected                                  Estimated
                      Service                     Passenger       Total
Ship                   Date(1)    Shipyard        Capacity(2)     Cost(3)

CCL
Carnival Glory           7/03    Fincantieri        2,974          $  510
Carnival Miracle         3/04    Masa-Yards (4)     2,124             375
Carnival Valor          11/04    Fincantieri(4)     2,974             510
Newbuild                 1/06    Fincantieri        2,974             460
  Total CCL                                        11,046           1,855
Holland America
Oosterdam                7/03    Fincantieri(4)     1,848             410
Westerdam                5/04    Fincantieri(4)     1,848             410
Newbuild                11/05    Fincantieri(4)     1,848             410
Newbuild                 6/06    Fincantieri        1,848             390
  Total Holland America                             7,392           1,620
Costa
Costa Mediterranea       6/03    Masa-Yards (5)     2,114             360
Costa Fortuna           12/03    Fincantieri(5)     2,720             440
Costa Magica            11/04    Fincantieri(5)     2,720             460
  Total Costa                                       7,554           1,260
Cunard
Queen Mary 2             1/04    Chantiers de
                                   l'Atlantique(4)  2,620             780
Newbuild                 2/05    Fincantieri(4)     1,968             410
  Total Cunard                                      4,588           1,190

    Total                                          30,580          $5,925

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

     If the DLC transaction is completed, it would create a combination of the two companies through a number of contracts and certain amendments to our Articles of Incorporation and By-Laws and to P&O Princess' Memorandum and Articles of Association. The two companies would retain their separate legal identities and each company's shares would continue to be publicly traded on the New York Stock Exchange for us and the London Stock Exchange for P&O Princess. However, both companies would operate as if they were a single economic enterprise. The contracts governing the DLC structure would provide that the boards of directors of the two companies would be identical, the companies would be managed by a unified senior management team and that, as far as possible, P&O Princess' and our shareholders would be placed in substantially the same economic position as if they held shares in a single enterprise which owned all of the assets of both companies. The net effect of the DLC transaction would be that our existing shareholders would own an economic interest equal to approximately 74% of the Combined Group and the existing shareholders of P&O Princess would own an economic interest equal to approximately 26% of the Combined Group. Also in connection with the DLC transaction, we will be making a Partial Share Offer ("PSO") for 20% of P&O Princess' shares, which will enable P&O Princess shareholders to exchange P&O Princess shares for our shares on the basis of
0.3004 of our shares for each P&O Princess share up to, in aggregate, a maximum of 20% of P&O Princess issued share capital. If the maximum number of P&O Princess' shares are exchanged under the PSO, holders of our shares, including our new shareholders who exchanged their P&O Princess shares for our shares under the PSO, would own an economic interest equal to approximately 79% of the Combined Group and holders of P&O Princess shares would own an economic interest equal to approximately 21% of the Combined Group. The PSO is conditional on, among other things, the closing of the DLC transaction. Upon completion of the DLC transaction, P&O Princess will reorganize and consolidate its share capital so that one share of P&O Princess will have the same economic and voting interest as one of our shares.

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
                                           $69,500

     Port Facilities and Other

     At November 30, 2002, we had commitments through 2027, with initial or remaining terms in excess of one year, to pay minimum amounts for our annual usage of port facilities and other contractual commitments as follows (in thousands):

                            Fiscal
                             2003         $ 52,100
                             2004           38,800
                             2005           25,300
                             2006           25,800
                             2007           27,100
                             Thereafter    179,600
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

     The significant accounting policies of the segments are the same as those described in Note 2 - "Summary of Significant Accounting Policies." Cruise revenues included intersegment revenues, which primarily represent billings to the tour segment for the cruise portion of a tour when a cruise is sold as a part of a tour package. In addition, cruise and tour operating expenses included a cost allocation of certain corporate and other expenses. Information for the cruise and tour segments for fiscal 2002, 2001 and 2000 was as follows (in thousands)


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


Information with respect to outstanding and exercisable stock options at November 30,
2002 was as follows:


                              Options Outstanding               Options Exercisable
                                    Weighted      Weighted                 Weighted
                                    Average       Average                  Average
Exercise                           Remaining      Exercise                 Exercise
Price Range              Shares    Life (Years)    Price        Shares      Price

$ 1.94-$ 2.25            32,980         (a)        $ 2.06        32,980     $ 2.06
$ 6.94-$10.31            17,300        0.7         $ 9.76        17,300     $ 9.76
$10.59-$15.00           666,050        2.3         $11.32       666,050     $11.32
$16.28-$22.57         3,901,084        8.1         $21.66     1,236,830     $20.75
$24.63-$27.78         1,182,894        6.3         $26.24       667,294     $26.35
$28.21-$34.88         3,070,500        8.1         $30.05       673,100     $30.47
$36.72-$41.34           102,000        5.8         $38.09        77,200     $38.05
$43.56-$48.56         2,856,150        6.7         $44.36     1,405,140     $44.57

Total                11,828,958        7.2         $29.26     4,775,894     $28.71
</TABLE



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

     In November 2002, Financial Accounting Standards Board Interpretation
("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for
Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December
31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002.

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

     We currently do not accumulate and report all costs separately for our onboard and other revenue producing activities because we view these costs principally as part of the overall cruise services provided to our passengers. We primarily use, and intend to continue to use, other metrics to measure our cruise segment performance and help manage this business, instead of utilizing gross margin analysis. However, we intend to commence segregating these revenues and their related costs and expenses within our consolidated statements of operations for the quarter ending August 31, 2003.

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

     Outlook For Fiscal 2003 ("2003")

     Since the start of the calendar year, booking volumes have been less than expected. Year to date booking volumes for 2003 are approximately equal to last year's levels, but have not increased commensurate with the increase in our 2003 capacity. We believe bookings in 2003 continue to be impacted by the uncertain economic environment and concerns regarding a war with Iraq compounded by security alerts issued by various national governments. These factors have caused us to reduce cruise pricing to stimulate incremental demand for the first and second quarters.

     For the recently completed first quarter, we expect net revenue yields to be approximately equal to last year's levels. The current environment for travel continues to have the most significant effect on our second quarter 2003 bookings. The uncertainty regarding a possible war with Iraq is causing further deterioration in pricing for the second quarter beyond that indicated in our last guidance. Because the booking pattern has moved much closer to sailing and because of the uncertainty regarding the geopolitical situation, we are not able to give specific guidance for second quarter net revenue yields, other than, we expect them to be less than last year. The commencement of a war with Iraq would likely have a further negative impact on second quarter net revenue yields.

     With respect to costs, we continue to expect our cost per available berth day in the first quarter, excluding air costs and commissions, to be up approximately 6-8% as compared to last year's levels. For the second quarter, we continue to expect cost per available berth day to be up approximately 10-12% as compared to last year's levels. As previously disclosed, our higher cost per available berth day in the first half of the year is due primarily to increased fuel costs compounded by the front loading of advertising costs, as well as, higher insurance, environmental, and security costs.

     We still expect to record nonoperating income of approximately $0.03 per share for insurance recoveries in the first quarter of 2003.

     For the second half of 2003, booking volumes remain ahead of last year's levels but not commensurate with the increase in capacity expected for the second half of the year. Prices on these bookings remain slightly below that of the prior year. Because of the close in booking pattern and the uncertain geopolitical environment, it is too early to give net revenue yield guidance for the remainder of 2003. Commencement of a war with Iraq, subject to the duration of such a war, would likely have a negative impact on net revenue yields for the second half of 2003. Excluding the possible impact of higher fuel costs, operating cost per available berth day in the second half of 2003 is expected to be down slightly as compared to the prior year.



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

     Income Taxes

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

     Income Taxes

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

     Future Commitments and Funding Sources


     At November 30, 2002, our contractual cash obligations, with initial or remaining terms in excess of one year, and the effects such obligations are expected to have on our liquidity and cash flow in future periods were as follows (in thousands)




                                                       Payments Due by Fiscal
Contractual Cash
  Obligations (a)      Total       2003        2004        2005        2006        2007   Thereafter
Shipbuilding        $5,210,000  $1,630,000  $2,110,000  $1,140,000  $  330,000    $        $
Long-term debt       3,160,611     148,642     127,985     907,648   1,387,209     22,833   566,294
Port and other
  commitments          348,700      52,100      38,800      25,300      25,800     27,100   179,600
Operating leases        69,500      10,700       9,300       9,100       9,100      6,000    25,300

Total contractual
  cash obligations  $8,788,811  $1,841,442  $2,286,085  $2,082,048  $1,752,109   $ 55,933  $771,194



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




                                                Years Ended November 30,
                               2002          2001          2000        1999        1998
                                   (in thousands, except per share data and percentages)
Statement of Operations
  and Other Data (a)

Revenues                 $4,368,269    $4,535,751    $3,778,542  $3,497,470  $3,009,306
Operating income         $1,042,059    $  891,731    $  982,958  $1,019,699  $  896,524
Net income(b)            $1,015,941(c) $  926,200(c) $  965,458  $1,027,240  $  835,885
   Earnings per share (b)
  Basic                  $     1.73    $     1.58    $     1.61  $     1.68  $     1.40(d)
  Diluted                $     1.73    $     1.58    $     1.60  $     1.66  $     1.40(d)
Dividends declared
  per share              $     .420    $     .420    $     .420  $     .375  $     .315(d)
Cash from operations     $1,469,032    $1,238,936    $1,279,535  $1,329,724  $1,091,840
Capital expenditures     $1,986,482    $  826,568    $1,003,348  $  872,984  $1,150,413
Available lower berth
  days(e)                    21,436        20,685        15,888      14,336      12,237
Passengers carried            3,549         3,385         2,669       2,366       2,045
Occupancy percentages (f)     105.2%        104.7%        105.4%      104.3%      106.3%


                                                   As of November 30,
                               2002 (a)      2001 (a)      2000(a)     1999        1998
                                         (in thousands, except percentages)
Balance Sheet and Other
  Data

Total assets              $12,334,848(g) $11,563,552(g)  $9,831,320  $8,286,355  $7,179,323
Long-term debt, excluding
  current portion         $ 3,011,969    $ 2,954,854     $2,099,077  $  867,515  $1,563,014
Total shareholders'
  equity                  $ 7,417,903    $ 6,590,777     $5,870,617  $5,931,247  $4,285,476
Debt to capital(h)               29.9%          31.1%          28.6%       15.3%       27.6%




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

(c) Our net income for fiscal 2002 and 2001 includes an impairment charge of $20 million and $140 million, respectively, and fiscal 2001 includes a nonoperating net gain of $101 million from the sale of our investment in Airtours. In addition, fiscal 2002 includes a $51 million income tax benefit as a result of a new Italian investment incentive, which allows Costa to receive an income tax benefit based on contractual expenditures during 2002 on construction of new ships. See Notes 4, 5 and 9 in the accompanying financial statements.
(d) The 1998 per share amounts have been adjusted to reflect a two-for-one stock split effective June 12, 1998.
(e) Represents the total annual passenger capacity, assuming two passengers per cabin, that our ships offered for sale, which is computed by multiplying passenger capacity by ship operating days.
(f) In accordance with cruise industry practice, occupancy percentage is calculated based upon two passengers per cabin even though some cabins can accommodate three or more passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.
(g) Effective December 1, 2000, we adopted SFAS No. 133, which requires that all derivative instruments be recorded on our balance sheet. Total 2002 and 2001 assets include $178 million and $567 million, respectively, which represents the fair value of hedged firm commitments. See Note 2 in the accompanying financial statements.
(h) Represents the percentage of total debt to the sum of total debt and shareholders' equity.

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

</TABLE


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


                                                           EXHIBIT 23





Consent of Independent Certified Public Accountants




     We hereby consent to the incorporation by reference in the Registration
Statements on Forms S-3 (No. 33-63563, No. 333-43269, No. 333-68999, No.
333-72729, No. 333-62950 and No. 333-74190), and Registration Statements on
Form S-4 (No. 333-102442 and No. 333-102443) and Registration Statements on
Forms S-8 (No. 33-45287, No. 33-51195, No. 33-53099, No. 333-43885, No. 333-
60558 and No. 333-67394) and Registration Statement on Form S-1 (No. 33-
14844) of Carnival Corporation of our report dated January 29, 2003, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.




/s/PRICEWATERHOUSECOOPERS LLP


Miami, Florida
March 7, 2003











                                                              EXHIBIT 99.1

            Certification Pursuant to 18 U.S.C. Section 1350,
                            as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Carnival Corporation (the "Company") Annual
Report on Form 10-K/A for the year ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Micky Arison, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 10, 2003


                                          /s/ Micky Arison
                                          Micky Arison
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                                           EXHIBIT 99.2

             Certification Pursuant to 18 U.S.C. Section 1350,
                            as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Carnival Corporation (the "Company") Annual
Report on Form 10-K/A for the year ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Howard S. Frank, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 10, 2003


                                     /s/ Howard S. Frank
                                     Howard S. Frank
                                     Vice Chairman of the Board of Directors
                                     and Chief Operating Officer

                                                          EXHIBIT 99.3

              Certification Pursuant to 18 U.S.C. Section 1350,
                           as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Carnival Corporation (the "Company") Annual
Report on Form 10-K/A for the year ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Gerald R. Cahill, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 10, 2003


                                        /s/ Gerald R. Cahill
                                        Gerald R. Cahill
                                        Senior Vice President - Finance
                                        and Chief Financial and Accounting
                                        Officer