Form 10-K/A
period 2002-11-30
CARNIVAL CORP
filed 2003-03-27
CIK 815097

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-K/A
                              AMENDMENT NO. 2

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended November 30, 2002

                                    OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from______ to______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $7.7 billion based upon the closing market price on March 24, 2003 of a share of common stock on the New York Stock Exchange as reported by the Wall Street Journal. At March 24, 2003 the Registrant had outstanding 586,973,179 shares of its common stock, $.01 par value.


     The Annual Report on Form 10-K is hereby amended to add the information required by Parts II and III.

                                  PART II

	Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-Securities authorized for issuance under equity compensation plans.

     Set forth below is a table which summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2002.

                   Equity Compensation Plan Information

                       (a)                (b)                 (c)

               Number of securities  Weighted-average  Number of securities
               to be issued upon     exercise price    remaining available
               exercise of           of outstanding    for future issuance
               outstanding options,  options,          under equity
               warrants and rights   warrants and      compensation plans
                                     rights            (excluding
Plan                                                   securities reflected
category                                               in column (a))
---------------------------------------------------------------------------

Equity
compensation
plans approved
by security holders  11,828,958        $29.26             41,596,426

Equity
compensation
plans not approved
by security holders          --            --                     --

Total                11,828,958        $29.26             41,596,426



                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Micky Arison, age 53, has been Chairman of the Board of Directors since October 1990 and a director since June 1987. He has been our Chief Executive Officer since 1979.

Shari Arison, age 45, was a director from June 1987 until July 1993. Ms. Arison was reappointed to the Board of Directors in June 1995. Ms. Arison is Chairman of Arison Holdings (1998) Ltd., a holding company which invests in banking, real estate, communications and technology companies, and a member of the Board of Directors of Bank Hapoalim, the largest bank in Israel. She is also the Chairman of the Board of Trustees and President of the Ted Arison Family Foundation USA, Inc. and the Ted Arison Israeli Foundation. She is also part owner of Shargad Orchanim Ltd., which together with its affiliates, owns and manages highway service centers in Israel. She is Micky Arison's sister.

Maks L. Birnbach, age 83, has been a director since July 1990. Mr. Birnbach has been the owner and Chairman of the Board of Fullcut Manufacturers, Inc., a New York wholesale importer and exporter of diamonds. Mr. Birnbach is also a director of the Diamond Manufacturers and Importers Association located in New York. He is the Vice Chairman of the American Committee of the Weizmann Institute for Science and a governor of its Research Institute in Rechovot, Israel.

Ambassador Richard G. Capen, Jr., age 68, has been a director since April 1994. He is currently a corporate director, author and business consultant. From 1992 to 1993, Ambassador Capen served as United States Ambassador to Spain. From 1989 to 1991, Ambassador Capen served as Vice Chairman of Knight-Ridder, Inc. Ambassador Capen was the Chairman and Publisher of the Miami Herald from 1983 to 1989. Ambassador Capen is a member of the Board of Directors of the New Economy Fund, Smallcap World Fund and Fixed Income Funds of The Capital Group.

Robert H. Dickinson, age 60, has been a director since June 1987. Mr. Dickinson was Senior Vice President-Sales and Marketing of Carnival Cruise Lines ("CCL"), one of our divisions, from 1979 through May 1993. Since May 1993, Mr. Dickinson has served as President and Chief Operating Officer of CCL.

Arnold W. Donald, age 48, has been a director since January 2001. Since March 2000, Mr. Donald has been the Chairman and Chief Executive Officer of Merisant Company, a manufacturer and marketer of tabletop sweetener products, including the Equal and Canderel brands. From January 1998 to March 2000 he was
Senior Vice-President of Monsanto Company, a company which develops agricultural products and consumer goods, and president of its nutrition and consumer sector. Prior to that he was President of Monsanto Company's agricultural sector. He is a member of the Board of Directors of Crown Cork
& Seal Company, Inc., Belden, Inc., Oil-Dri Corporation of America, The Laclede Group and The Scotts Company.

James M. Dubin, age 56, has been a director since July 1995. Mr. Dubin has been a Partner with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP since 1982. Mr. Dubin is also a member of the Board of Directors of Conair Corporation, Change Technology Partners, Inc. and European Capital Ventures PLC.

Howard S. Frank, age 62, has been Vice Chairman of the Board of Directors since October 1993 and a director since April 1992. He was appointed Chief Operating Officer in January 1998. From July 1989 to January 1998, he was Chief Financial Officer and Chief Accounting Officer. From July 1975 through June 1989, he was a partner with Price Waterhouse.

A. Kirk Lanterman, age 71, has been a director since April 1992. He has been Chairman of the Board, President and Chief Executive Officer of Holland America Line Inc. ("HAL") (formerly known as Holland America Line-Westours Inc.), our subsidiary, since August 1999. From March 1997 to August 1999, he was Chairman of the Board and Chief Executive Officer of HAL. From December 1989 to March 1997, he was President and Chief Executive Officer of HAL. From 1983 to 1989, he was President and Chief Operating Officer of HAL. From 1979 to 1983 he was President of Westours, Inc., which merged with Holland America Line in 1983.

Modesto A. Maidique, age 63, has been a director since April 1994. He has been President of Florida International University ("FIU") since 1986. Prior to assuming the presidency of FIU, Dr. Maidique taught at the Massachusetts Institute of Technology, Harvard University and Stanford University. Dr. Maidique has also served as Vice President and General Manager of the Semiconductor Division of Analog Devices, Inc. which he co-founded in 1969, as President and Chief Executive Officer of Gerome Therapeutics Collaborative Research, Inc., a genetics engineering firm, and as General Partner of Hambrecht & Quist, a venture capital firm. Dr. Maidique is a director of National Semiconductor, Inc.

Stuart Subotnick, age 61, has been a director since July 1987. Mr. Subotnick has been a general partner and the Executive Vice President of Metromedia Company since July 1986. He was a director of Metromedia Inc., a predecessor company, from 1982 and its Executive Vice President from 1986. Prior to 1986, Mr. Subotnick was Senior Vice President-Finance of Metromedia Inc. from October 1983 and a member of the Office of the President from 1982. He is a director of Metromedia International Group, Inc., Metromedia Fiber Networks Inc. and Big City Radio Inc.

Sherwood M. Weiser, age 72, has been a director since July 1987. Mr. Weiser is the Chairman and Chief Executive Officer of The Continental Companies, LLC, a hotel development company. From 1998 to 2001, Mr. Weiser was Chairman of the Board and Chief Executive Officer of CRC Holdings, Inc. (d/b/a Carnival Resorts & Casinos), a casino development and management company. From 1994 to 1998, Mr. Weiser served as Chairman and Chief Executive Officer of CHC International, Inc., an independent hotel and casino development and management company. Mr. Weiser is a member of the Board of Directors of Mellon United National Bank, Wyndham International, Inc. and Interstate Hotels Corporation and a trustee of the University of Miami.

Meshulam Zonis, age 69, has been a director since June 1987. Mr. Zonis served as Senior Vice President- Operations of CCL from 1979 until his retirement in December 2000.

Uzi Zucker, age 67, has been a director since July 1987. Mr. Zucker joined Bear, Stearns & Co. in 1967 and was a Limited Partner until 1982 and has been a General Partner since. Mr. Zucker has been a Senior Managing Director of Bear, Stearns & Co. Inc. since 1985. He is a director of Alliance Tire Company Ltd., Cathay Investment Fund and Conair Corporation.



Directors and Executive Officers Following the DLC Transaction

On January 8, 2003 we entered into an agreement with P&O Princess, providing for a combination of both companies under a DLC structure. For more information, please refer to our Annual Report on Form 10-K and Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the Commission on February 18, 2003 and March 12, 2003, respectively.

Set forth below is information with respect to the anticipated members of our board of directors and senior executive management team following completion of the DLC transaction.

Following completion of the DLC transaction, our directors and their respective functions will be:

         Name                     Function

         Micky Arison (1)         Chairman and Chief Executive Officer
         Howard S. Frank (1)      Vice-Chairman and Chief Operating Officer
         Robert H. Dickinson (1)  Executive Director
         Pier Luigi Foschi (3)    Executive Director
         A. Kirk Lanterman (1)    Executive Director
         Peter Ratcliffe (2)      Executive Director
         Ambassador Richard G.
         Capen, Jr. (1)           Non-Executive Director
         Arnold W. Donald (1)     Non-Executive Director
         Baroness Hogg (2)        Non-Executive Director
         Modesto A. Maidique (1)  Non-Executive Director
         Sir John Parker (2)      Non-Executive Director
         Stuart Subotnick (1)     Non-Executive Director
         Uzi Zucker (1)           Non-Executive Director

(1)  Our existing director
(2)  Existing P&O Princess director
(3)  New director

     On completion of the DLC transaction, Stuart Subotnick will be designated as the Senior Non-Executive Director. This is a newly-created position which the non-executive directors as a body will select, on an annual basis, from one of their number. Biographical information of the new directors is included below.

Pier Luigi Foschi, age 56, has been Chief Executive Officer of Costa Crociere S.p.A. since October 1997 and Chairman of its board since January 2000. From 1974 to 1997, he held senior positions with OTIS, a world leader in the field of elevators, which is a subsidiary of United Technologies Corporation, and from 1990 to 1997 he was Executive Vice President of Otis's Asia-Pacific operations.

Baroness Hogg, age 56, is a director of P&O Princess, Chairman of 3i Group Plc and Frontier Economics and a non-executive director of GKN plc, a Governor of the British Broadcasting Corporation and a member of the House of Lords Economic Affairs Committee. Sarah Hogg was Head of the Prime Minister's Policy Unit, with the rank of Second Permanent Secretary, from 1990-1995 and served as a non-executive director of The Peninsular and Oriental Steam Navigation Company ("P&O") between 1999 and October 2000. Sarah Hogg has been a non-executive director of P&O Princess since the demerger of P&O Princess from P&O in October 2000.

Sir John Parker, age 60, is a director of P&O Princess and the non-executive Chairman of National Grid Transco plc, and RMC Group plc. He is non-executive director of Brambles Industries plc and was formerly Chairman and Chief Executive of Babcock International Group plc. He is a fellow of the Royal Academy of Engineering and a past President of the Royal Institution of Naval Architects. Sir John Parker has been a member of the General Committee of Lloyds Register of Shipping since 1983 and Chairman of its Technical Committee from 1993 until 2002. Sir John has been a non-executive director of P&O Princess since the demerger in October 2000 and was appointed Deputy Chairman in September 2002.

Peter Ratcliffe, age 55, has been Chief Executive Officer and a director of P&O Princess since the demerger of P&O Princess from P&O in October 2000. He was previously an executive director of P&O and head of its cruise division, having served as President of Princess Cruises since 1993 and its Chief Operating Officer since 1989. His early career was spent with P&O Containers Limited in London and Sydney. Mr. Ratcliffe served as the Chairman of the International Council of Cruise Lines in 1997 and 1998.

Executive officers. Following completion of the DLC transaction, Micky Arison, our Chairman and Chief Executive Officer, and Howard S. Frank, our Vice Chairman and Chief Operating Officer will continue in their current roles. Peter Ratcliffe, P&O Princess' Chief Executive Officer, will be one of our executive directors. In addition, Gerald R. Cahill, our Chief Financial Officer and Chief Accounting Officer, will continue in his current role.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon a review of Forms 3 and 4 and amendments thereto furnished to us during and with respect to our most recent fiscal year and upon written representations from persons known to us to be subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (a "reporting person") that no Form 5 is required to be filed for such reporting person, all reporting persons filed on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended November 30, 2002, with the exception of one late report for the Continued Trust for Micky Arison.


Item 11.  Executive Compensation.

     The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and our four other most highly compensated executive officers for the year ended November 30, 2002, as well as their compensation for each of the years ended November 30, 2001 and November 30, 2000.

                                    Summary Compensation Table

                                  Annual compensation            Long-Term compensation awards
                                                   Other                      Number of     All
                                                   Annual        Restricted   Securities    Other
Name and Principal                                 Compen-       Stock        Underlying    Compen-
Position                Year  Salary($)  Bonus($)  sation($)(1)  Awards($)(2) Options(#)(3) sation($)


Micky Arison            2002  $501,000  $1,675,000  $73,000       $1,546,200    120,000       --
  Chairman, CEO         2001   501,000	 1,675,000   72,000        1,570,200    120,000       --
  and Director          2000   501,000   1,450,000   51,500        1,785,000    240,000       --

Howard S. Frank         2002   409,000   1,645,000   60,000        1,288,500    100,000       --
  Vice Chairman,        2001   408,000   1,645,000       --        1,308,500    100,000       --
  COO and Director      2000   412,000	 1,430,000       --        1,487,500    200,000       --

Robert H. Dickinson     2002   411,000   1,264,300(4)    --        1,028,000         --       --
  President and COO of  2001   410,000   1,327,000(4)    --        1,312,800    160,000       --
  CCL and Director      2000   411,000   1,126,500(4)    --          757,500    160,000       --

A. Kirk Lanterman       2002   214,000   2,425,000(5)    --               --         --  $15,700(6)
  Chairman and CEO of   2001   214,000   3,223,000(5)    --               --         --   13,600(6)
  HAL and Director	2000   214,000   3,597,500(5)    --               --         --   17,000(6)

Pier Luigi Foschi (7)   2002   769,000     472,600(8)    --               --     50,000       --
  Chairman and CEO of   2001   573,000     890,000(8)    --               --     50,000       --
  Costa Crociere S.p.A. 2000   561,000     912,000(8)    --               --     50,000       --


(1) Represents the fair market value of personal use of corporate aircraft and tax return preparation and tax planning services provided by a third party. For the other named executive officers listed in the table, personal benefits for each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's total annual salary and bonus for the years ended November 30, 2002, 2001 and 2000, respectively.
(2) Represents the value, based on the closing market price of the common stock on the New York Stock Exchange on the date of grant. As of November 29, 2002, Messrs. Arison, Frank and Dickinson owned 300,000 shares, 250,000 shares and 200,000 shares of restricted common stock, respectively. Neither Mr. Lanterman nor Mr. Foschi owned any shares of restricted common stock. At November 29, 2002, based on the closing price of the common stock on such date of $28.05, such restricted shares of common stock owned by Messrs. Arison, Frank and Dickinson had a value of $8,415,000, $7,012,500, and $5,610,000, respectively. The restricted shares of common stock held by such executive officers have the same rights with respect to dividends and other distributions as all other outstanding shares of our common stock.
(3) No stock appreciation rights were granted to any of the named executive officers. In certain instances, options are granted to executive officers during the subsequent fiscal year in recognition of services rendered during the prior fiscal year.
(4) Represents payments to Mr. Dickinson pursuant to the 1994 Carnival Cruise Lines Key Management Incentive Plan (the "CCL Plan") which allows key management employees of CCL to participate in an incentive award pool based upon the net income of CCL reaching certain predetermined levels.
(5) Represents amounts payable to Mr. Lanterman under an arrangement pursuant to which he receives a bonus based on a specified percentage of the consolidated net income of HAL Antillen N.V., our subsidiary.
6) Represents amounts paid on behalf of Mr. Lanterman pursuant to the Holland America Line Inc. Profit Sharing Plan (the "Profit Sharing Plan") and the Holland America Line Inc. Employee Savings Plan (the "Savings Plan"). The amounts paid or accrued to Mr. Lanterman under the Profit Sharing Plan in fiscal 2002, 2001 and 2000 were $12,000, $10,200 and $13,600 respectively. The employer contributions made on behalf of Mr. Lanterman under the Savings Plan for fiscal 2002, 2001 and 2000 were $3,700, $3,400 and $3,400 respectively. The Profit Sharing Plan and the Savings Plan are generally available to all employees of HAL.
(7) Mr. Foschi's compensation was payable in Italian lira in fiscal 2000 and 2001 and in euro in fiscal 2002. His compensation has been translated to United States dollars at the average exchange rate of the dollar to the euro or lira for each fiscal year.
(8) Represents amounts payable to Mr. Foschi under an agreement pursuant to which he receives a bonus contingent upon the net income of Costa, reaching certain predetermined levels.

                       Option Grants in Last Fiscal Year

     No stock options were granted to our Chief Executive Officer or its four other most highly compensated executive officers during fiscal 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values(1)

     The following table provides information on the values of the exercised and unexercised options held by our Chief Executive Officer and our four other most highly compensated executive officers at November 30, 2002.

                   Number of Securities Underlying
                  Unexersiced Options at Fiscal Year   Value of Unexercised In-the-Money
                               End                     Options at Fiscal Year End ($)(2)

Name                  Exercisable     Unexercisable      Exercisable     Unexercisable
----------------------------------------------------------------------------------------
Micky Arison            288,000             432,000         285,720         561,930

Howard S. Frank         640,000             360,000       6,946,100         468,275

Robert H. Dickinson     262,400             281,600         925,440         786,260

A. Kirk Lanterman           ---                 ---             ---             ---

Pier Luigi Foschi        20,000              80,000          54,500         218,000


(1) No options were exercised by these executive officer during fiscal 2002. No stock appreciation rights are held by any of the named executive officers.
(2) The value of the unexercised options is based upon the difference between the exercise price and the average of the high and low market prices of the common stock on November 29, 2002 of $28.02.

Executive Long-Term Compensation Agreements

     We entered into Executive Long-Term Compensation Agreements (the "Compensation Agreements") with Micky Arison, our Chairman of the Board and Chief Executive Officer, Howard S. Frank, our Vice Chairman of the Board and Chief Operating Officer, and Robert H. Dickinson, President and Chief Operating Officer of CCL (each an "Officer"). The Compensation Agreements provide that during the term of such Officer's employment, we will provide long-term compensation (in addition to his annual compensation consisting of a base salary and annual bonus, which in the case of Mr. Dickinson is awarded under the 1994 Carnival Cruise Lines Key Management Incentive Plan) in the form of annual grants to each Officer, contingent upon satisfactory performance, as follows: Mr. Arison, 60,000 restricted shares of common stock and 120,000 options to purchase common stock; Mr. Frank, 50,000 restricted shares of common stock and 100,000 options to purchase common stock; and Mr. Dickinson, 40,000 restricted shares of common stock and 80,000 options to purchase common stock.

     The options vest in five equal annual installments beginning one year from the date of grant and the restricted shares of common stock vest five years from the date of grant. Unvested options and restricted shares of common stock are forfeited if an Officer's employment is terminated for cause, if he engages in competition with us or if he violates the nondisclosure provisions of the Compensation Agreement.

Supplemental Executive Retirement Plan. Effective December 1, 1999, we established the Supplemental Executive Retirement Plan (the "SERP") to provide benefits to a select group of management or highly compensated employees. Currently only Robert H. Dickinson and Howard S. Frank are eligible to participate. The SERP provides a benefit equal to 50% of cash compensation (as defined in the SERP) reduced proportionately for each year of service less than 25. The SERP provides an early retirement benefit at age 55 after completion of 15 years of service, subject to a reduction of 3% for each year that the participant retires before age 65. The SERP benefit is offset for any benefit payable under the Pension Plan described below and for Social Security benefits. The form of payment is either a lump-sum, life annuity (with either a 5-year or 10-year certain benefit) or a joint and survivor annuity for married participants.

Employment Agreement. In May 2002, we entered into a five-year employment agreement with Mr. Foschi, the Chairman and Chief Executive Officer of Costa Crociere S.p.A. The employment agreement provides that during its term we will provide a base salary of 657,000 euros per year, which may be subject to increases at the discretion of the board of Costa Crociere S.p.A., performance based compensation based on the net income of Costa Crociere S.p.A., non-competition compensation of 115,000 euros per year and certain fringe benefits. The employment agreement also contains confidentiality provisions.

Retirement and Consulting Agreement. In 1999 and years prior thereto, Mr. Lanterman deferred receipt of a portion of his bonus. In exchange, we and Mr. Lanterman entered into a Retirement and Consulting Agreement which provides that we will pay him the deferred amounts plus interest in monthly installments over the 15 years following his retirement. Mr. Lanterman is also required to provide us with up to five hours of consulting services per month during the term of the Retirement and Consulting Agreement.

                       DEFINED BENEFIT AND OTHER PLANS

The following table sets forth estimated pension benefits payable at age 65 (the "Normal Retirement Date"), pursuant to our nonqualified pension plan adopted by us effective January 1, 1989 (the "Pension Plan"). The Pension Plan provides an early retirement benefit at age 55 after completion of 15 years of service, subject to a reduction of .5% for each month that distribution of benefits precedes the participant's Normal Retirement Date.

                                PENSION PLAN TABLE

                                         Years of Service
                 ---------------------------------------------------------------
Pay                     15           20           25           30          35

$  125,000	  $   24,218   $   32,290   $   40,363   $   48,435   $   48,435
$  150,000	  $   30,218   $   40,290   $   50,363   $   60,435   $   60,435
$  175,000	  $   36,218   $   48,290   $   60,363   $   72,435   $   72,435
$  200,000	  $   42,218   $   56,290   $   70,363   $   84,435   $   84,435
$  225,000	  $   48,218   $   64,290   $   80,363   $   96,435   $   96,435
$  250,000	  $   54,218   $   72,290   $   90,363   $  108,435   $  108,435
$  300,000	  $   66,218   $   88,290   $  110,363   $  132,435   $  132,435
$  350,000	  $   78,218   $  104,290   $  130,363   $  156,435   $  156,435
$  400,000        $   90,218   $  120,290   $  150,363   $  180,435   $  180,435
$  450,000	  $  102,218   $  136,290   $  170,363   $  204,435   $  204,435
$  500,000	  $  114,218   $  152,290   $  190,363   $  228,435   $  228,435
$  750,000        $  174,218   $  232,290   $  290,363   $  348,435   $  348,435
$1,000,000        $  234,218   $  312,290   $  390,363   $  468,435   $  468,435
$1,250,000	  $  294,218   $  392,290   $  490,363   $  588,435   $  588,435
$1,500,000	  $  354,218   $  472,290   $  590,363   $  708,435   $  708,435
$1,750,000	  $  414,218   $  552,290   $  690,363   $  828,435   $  828,435
$2,000,000	  $  474,218   $  632,290   $  790,363   $  948,435   $  948,435
$2,250,000	  $  534,218   $  712,290   $  890,363   $1,068,435   $1,068,435

     A participant's benefits under the Pension Plan are calculated based on an employee's length of service with us and the average of the participant's five highest consecutive years of compensation (including base pay, overtime, bonuses and commissions) out of the last ten years of service. The eligible compensation with respect to the individuals named in the Summary Compensation Table would include substantially the same types and amounts of annual compensation shown in the Summary Compensation Table.

     The normal form of payment is a straight life annuity with benefits ceasing at the later of the death of the participant or five years from the date of first payment. If the employee is married, pension benefits are presumptively payable on a reduced 50% joint and survivor annuity basis with the employee's spouse as the contingent annuitant. If the employee is not married, pension benefits are paid as a lump sum to the participant's beneficiary or estate, as applicable. For retired or terminated employees, other forms of distribution are available under the Pension Plan.

     The Pension Plan does not reduce benefits on account of Social Security (or any other benefit), other than as reflected in the benefit formula which is integrated with Social Security.

     As of December 31, 2002, the years of credited service under the Pension Plan for each of the executive officers named in the Summary Compensation Table, except for A. Kirk Lanterman and Pier Luigi Foschi who are not eligible for participation in the Pension Plan, was as follows: Micky Arison, age 53, with 28 credited years of service; Robert H. Dickinson, age 60, 28 years; and Howard S. Frank, age 61, 14 years. In consideration of Mr. Frank's forfeiture of retirement benefits from his prior employer, on April 17, 1995, the Compensation Committee approved an agreement with Mr. Frank whereby we agreed to compensate Mr. Frank upon his retirement for benefits he would have received under the Pension Plan if he had been credited with an additional 13 years of service in addition to the actual years of credited service, reduced by the amounts payable to him under the Pension Plan.

     We have also established a 401(k)/profit sharing plan and a nonqualified savings/profit sharing plan. At the time of its establishment, participants in the nonqualified employee pension plan chose either to remain in the nonqualified employee pension plan with limited participation in the nonqualified savings plan or to freeze participation in the nonqualified pension plan and fully participate in the nonqualified savings/profit sharing plan.

                         COMPENSATION OF DIRECTORS

     The following table provides information on our compensation and reimbursement practices during fiscal 2002 for non-employee directors. Directors who are employed by us or our subsidiaries do not receive any compensation for their Board activities.

Annual Director Retainer                                       $38,000
Additional Retainer for Committee Chair.                        $4,000
Additional Retainer for Committee Membership	                $2,000
Board Meeting Attendance Fees (per meeting).	                $2,000
Committee Meeting Attendance Fees (per meeting).                $1,000
Reimbursement for Expenses Attendant to Board Membership          Yes
Stock Options*                                               6,000 annually

Based upon various surveys of directors' compensation, the Compensation Committee of the Board of Directors recommended to the Board of Directors and the Board of Directors approved and an increase in the annual retainer for members of our Board to $40,000 per year and an increase in the attendance fee per Board meeting to $5,000 ($2,000 if meeting attended by telephone). In addition, the Board of Directors authorized increases in the retainers and attendance fees for Board committees as follows:

                           Retainer           Attendance Fee
                       Chair    Member    In Person  By Telephone
Audit Committee       $10,000   $5,000	    $2,500       $1,000
All other Committees    5,000    2,500       2,000        1,000

*Non-employee directors receive options under the 2001 Outside Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan was adopted by the Board of Directors on February 16, 2001 to provide additional compensation to non-employee directors. Currently, each non-employee director is granted an option to purchase 6,000 shares of common stock annually at the time he or she is elected to the Board of Directors by the shareholders or at such other time during the year approved by the Board of Directors. The exercise price of each option granted under the Outside Director Plan is equal to the average of the high and the low sales price of a share of common stock on the New York Stock Exchange Composite Tape on the date an option is granted. Options granted under the Outside Director Plan vest and become exercisable in five equal annual installments beginning on the first anniversary of the grant date and expire ten years from the date of grant.
The maximum number of shares of common stock which may be made subject to options under the Outside Director Plan is 800,000. The Outside Director Plan expires on January 1, 2011.

During fiscal 2002, no options were granted under the Outside Director Plan.

Compensation Committee Interlocks and Insider Participation

     During the year ended November 30, 2002, Messrs. Sherwood M. Weiser, Uzi Zucker and Modesto A. Maidique served as members of the Compensation Committee of the Board of Directors.

Transactions with Sherwood M. Weiser. Mr. Weiser is currently a managing member of and owns a membership interest in Continental Hospitality Holdings, LLC ("CHH"). In June 2002, CHH redeemed our entire 55% interest in CHH for $1.1 million paid in cash, a $4.3 million interest-bearing promissory note and certain additional contingent consideration. The note is personally guaranteed by Mr. Weiser and certain other owners of CHH. During fiscal 2002, we received interest payments of approximately $100,650 under the promissory note.

     On October 31, 1997, Crowne Plaza Holdings, Inc., our subsidiary ("CPH"), together with Mr. Weiser and the other former members of CHH (collectively, the "Principals") entered into a transaction to purchase the Crowne Plaza Hotel in Miami, Florida. The Principals are the owners of CP Miami Holdings, L.L.C. ("Holdings"), a limited liability company which owns a 17.49% limited partnership interest in CP Miami Hospitality, L.P. ("Hospitality"), the limited partnership established by the Principals to purchase the Crowne Plaza Hotel. CPH owns a 48% interest in Holdings. During fiscal 2002, we funded Holdings in the aggregate amount of approximately $700,000.

Transactions with Uzi Zucker. Mr. Zucker, one of our directors, is a Senior Managing Director of Bear, Stearns & Co. Inc. ("Bear Stearns"). It is expected that Bear Stearns may provide investment banking and consulting services to us upon our request.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Set forth below is information concerning the share ownership of (1) all persons known by us to be the beneficial owners of 5% or more of the 586,972,729 shares of common stock outstanding as of March 11, 2003, (2) our Chief Executive Officer and our four most highly compensated executive officers, (3) each of our other directors and nominees for director and (4) all of our directors and executive officers as a group.

     The number of shares beneficially owned by each entity, person, director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shares voting power or investment power and also any shares which the individual has the right to acquire as of May 10, 2003 (60 days after the March 11, 2003) through the exercise of any stock option or other right.

Name and Address of Beneficial Owners   Amount and Nature of   Percent of
    or Identity of Group (1)            Beneficial Ownership     Common

Micky Arison                             224,010,503(2)(3)       38.1%
Shari Arison                               7,353,908(2)(4)        1.3%
  c/o Israel Arison Foundation
  Marcaz Golda Center
  23 Shaul Hamelech Blvd.
  Tel Aviv, Israel 64367
James M. Dubin.                          142,111,562(2)(16)      24.2%
  c/o Paul, Weiss, Rifkind, Wharton
  & Garrison LLP
  1285 Avenue of the Americas
  New York, New York 10019
MA 1994 B Shares, L.P                    106,114,284(2)(5)       18.1%
MA 1994 B Shares, Inc                    106,114,284(2)(5)       18.1%
MA 1997 Holdings, L.P                      6,102,187(2)(6)        1.0%
MA 1997 Holdings, Inc                      6,102,187(2)(6)        1.0%
JMD Delaware, Inc                          6,102,187(2)(6)        1.0%
  as Trustee for the Micky Arison 1997
  Holdings Trust
The Royal Bank of Scotland Trust Company
  (Jersey) Limited                        46,145,830(2)(7)        7.9%
  as Trustee of the Ted Arison 1992
  Irrevocable Trust for Lin No. 2
  P.O. Box 298, St. Helier
  Jersey, Channel Islands
Cititrust (Jersey) Limited                76,787,525(2)(7)       13.1%
  as Trustee for the Ted Arison 1994
  Irrevocable Trust For
  Shari No. 1
  P.O. Box 728, 38 Esplanade, St. Helier
  Jersey, Channel Islands JE4-8ZT
JMD Protector                            122,933,355(2)(7)       20.9%
  c/o Paul, Weiss, Rifkind, Wharton
  & Garrison LLP
  1285 Avenue of the Americas
  New York, New York 10019
JMD Delaware, Inc                          2,124,560(2)            *
  as Trustee for the Continued Trust for
  Micky Arison
JMD Delaware, Inc                          3,759,010(2)            *
  as Trustee for the Continued Trust for
  Shari Arison Dorsman
JMD Delaware, Inc                          4,759,010(2)            *
  as Trustee for the Continued Trust for
  Michael Arison
JMD Delaware, Inc                          1,432,440(2)(8)         *
  as Trustee for the Marilyn B. Arison
  Irrevocable Delaware Trust
JMD Delaware, Inc                          1,000,000(2)            *
  as Trustee for the Michael Arison 1999
  Irrevocable Delaware Trust
MBA I, L.L.C.                              1,432,440(2)(8)         *
TAMMS Investment Company.                  3,653,168(2)            *
  Limited Partnership
TAMMS Management Corporation.              3,653,168(2)            *
The Ted Arison Family Foundation USA, Inc  2,250,000(2)            *
  3655 N.W. 87 Avenue
  Miami, Florida 33178
Robert H. Dickinson                          524,384(9)            *
Pier Luigi Foschi                             50,000(10)           *
Howard S. Frank                            1,073,606(11)           *
A. Kirk Lanterman                            170,595(12)           *
  c/o Holland America Line
  300 Elliott Avenue West
  Seattle, Washington 98119
Maks L. Birnbach.                             34,800(13)           *
  c/o Fullcut Manufacturers, Inc.
  555 Fifth Avenue, 19th Floor,
  New York, New York 10128
Ambassador Richard G. Capen, Jr               41,402(14)           *
  6077 San Elijo
  Rancho Santa Fe, California 92067
Arnold W. Donald.                              5,400(15)           *
  c/o Merisant Company
  1 North Brentwood Blvd., Suite 510
  Clayton, MO 63105
Baroness Sarah Hogg                                0
  3i Group plc
  91 Waterloo Road
  London  SE1 8XP
  England
Modesto A. Maidique                           23,600(17)           *
  Florida International University
  Office of the President
  University Park Campus
  107th Avenue and S.W. 8th Street
  Miami, Florida 33199
Sir John Parker                                    0
  c/o National Grid Transco plc
  1-3 Strand
  London  WC2N 5EH
  England
Peter Ratcliffe                                    0
  c/o P&O Princess Cruises plc
  77 New Oxford Street
  London  WC1A 1PP
  England
Stuart Subotnick                              63,600(18)          *
  c/o Metromedia Company
  810 7th Avenue, 29th Floor
  New York, New York 10019
Sherwood M. Weiser                            15,600(19)          *
  c/o The Continental Companies, LLC
  3250 Mary Street
  Coconut Grove, Florida 33133
Meshulam Zonis                               632,670(20)          *
  1 Island Place, 3801 NE 207th Street
  Tower 1, Apartment 2802
  North Miami Beach, Florida 32180
Uzi Zucker                                    63,600(21)          *
  c/o Bear, Stearns & Co. Inc.
  383 Madison Avenue
  New York, New York 10179
All directors, nominees and executive
  officers as a group (25 persons)       234,741,713(22)       39.8%

*  Less than one percent.

(1) The address of each natural person named, unless otherwise noted, is 3655 N.W. 87 Avenue, Miami, Florida 33178-2428. The address of all other entities, unless otherwise noted, is 1201 North Market Street, Wilmington, Delaware 19899.
(2) Micky Arison, Shari Arison and the other members of the Arison family and trusts for their benefit(collectively, the "Principal Shareholders"), beneficially own shares representing approximately 47% of the voting power of the common stock and have entered into undertakings under which they will be required to vote such shares in favor of the DLC transaction. These undertakings are irrevocable except in circumstances where the DLC transaction is withdrawn or lapses. The Principal Shareholders have filed a joint statement on Schedule 13D with respect to the shares of common stock held by such persons. TAMMS Investment Company Limited Partnership ("TAMMS") owns 3,653,168 shares of common stock. TAMMS' general partner is TAMMS Management Corporation ("TAMMS Corp."), which is wholly-owned by MBA I, L.L.C. ("MBA I") and Marilyn B. Arison. TAMMS' limited partners are various trusts established for the benefit of certain members of Micky Arison's family, including Shari Arison and Marilyn Arison (the "Family Trusts"). By virtue of the limited partnership agreement of TAMMS, TAMMS Corp. may also be deemed to beneficially own such 3,653,168 shares of common stock. By virtue of its interest in TAMMS, JMD Delaware, Inc. as trustee of certain of the Family Trusts, may be deemed to beneficially own the portion of the 3,653,168 shares of common stock held by TAMMS which corresponds to its partnership interest in TAMMS. Such amounts are included in the number of shares set forth next to its name in the table above. Because of his position as President of TAMMS Corp., Micky Arison may be deemed to beneficially own the 3,653,168 shares of common stock owned by TAMMS; however, Micky Arison disclaims beneficial ownership of all such shares which are beneficially owned by TAMMS. Accordingly, Micky Arison has not reported beneficial ownership of any of the shares owned by TAMMS.
(3) Includes (i) 408,000 shares of common stock issuable to Micky Arison upon his exercise of stock options granted to him in May 1995, January 1998, 1999, 2000 and 2001, and October 2001, (ii) 6,102,187 shares of common stock held by the MA 1997 Holdings, L.P., (iii) 106,114,284 shares of common stock held by the MA 1994 B Shares, L.P., (iv) 93,847,639 shares of common stock held by the Ted Arison 1992 Irrevocable Trust for Lin No. 2, Ted Arison 1994 Irrevocable Trust For Shari No. 1 and the Michael Arison 1999 Irrevocable Delaware Trust by virtue of the authority granted to Micky Arison under the last will of Ted Arison, and (v) 17,538,393 shares of common stock held by The 1997 Irrevocable Trust for Micky Arison, all of which may be deemed to be beneficially owned by Micky Arison.
(4) Under the terms governing the Shari Arison Irrevocable Guernsey Trust, Shari Arison has the sole right to vote and direct the sale of the 4,000,000 shares of common stock held directly by such trust and the 1,102,708 shares of common stock held by TAMMS which corresponds to such trust's respective ownership interest in TAMMS. In addition, the shares described above includes 2,250,000 shares owned by The Ted Arison Family Foundation USA, Inc. (the "Foundation") and 1,200 shares of common stock owned by Shari Arison's children. Because Shari Arison is Chairman and President of the Foundation, she may be deemed to beneficially own the common stock held by the Foundation. Shari Arison disclaims beneficial ownership of the shares owned by the Foundation and her children.
(5) MA 1994 B Shares, L.P. ("MA 1994, L.P.") owns 106,114,284 shares of common stock. The general partner of MA 1994, L.P. is MA 1994 B Shares, Inc. ("MA 1994, Inc."), which is wholly-owned by the Micky Arison 1994 "B" Trust, a trust established for the benefit of Micky Arison and his heirs (the "B Trust"). The sole limited partner of MA 1994, L.P. is the B Trust. Under the terms of the instrument governing the B Trust, Micky Arison has the sole right to vote and direct the sale of the common stock indirectly held by the B Trust. By virtue of the limited partnership agreement of MA 1994, L.P., MA 1994, Inc. may be deemed to beneficially own all such 106,114,284 shares of common stock. By virtue of Micky Arison's interest in the B Trust and the B Trust's interest in MA 1994, L.P., Micky Arison may be deemed to beneficially own all such 106,114,284 shares of common stock. The trustee of the B Trust is JMD Delaware, Inc., a corporation wholly-owned by James M. Dubin.
(6) MA 1997 Holdings, L.P. ("MA 1997, L.P.") owns 6,102,187 shares of common stock. The general partner of MA 1997, L.P. is MA 1997 Holdings, Inc. ("MA 1997, Inc."), which is wholly-owned by the Micky Arison 1997 Holdings Trust, a trust established for the benefit of Micky Arison and his heirs (the "MA 1997 Trust"). The sole limited partner of MA 1997, L.P. is the MA 1997 Trust. By virtue of the limited partnership agreement of MA 1997, L.P., MA 1997, Inc. may be deemed to beneficially own all of such 6,102,187 shares of common stock. By virtue of the MA 1997 Trust's interest in MA 1997, L.P., the MA 1997 Trust may be deemed to beneficially own all such 6,102,187 shares of common stock. Under the terms of the instrument governing the MA 1997 Trust, Micky Arison has the sole right to vote the common stock indirectly held by the MA 1997 Trust. The trustee of the MA 1997 Trust is JMD Delaware, Inc., a corporation wholly-owned by James M. Dubin.
(7) JMD Protector, Inc., a Delaware corporation, is the protector of the Ted Arison 1994 Irrevocable Trust for Shari No. 1 and the Ted Arison 1992 Irrevocable Trust for Lin No. 2 and has certain voting and dispositive rights with respect to the common stock held by such trusts.
(8) MBA I owns 400,000 shares of common stock and a limited partnership interest in TAMMS (See Note 2 above). MBA I may be deemed to own 1,032,440 shares of common stock held by TAMMS which corresponds to its respective partnership interest in TAMMS and TAMMS Corp. The Marilyn B. Arison Irrevocable Delaware Trust (the "Irrevocable Trust") owns a controlling interest in MBA I; therefore, the Irrevocable Trust may be deemed to beneficially own all such 1,432,440 shares of common stock.
(9) Includes 278,400 shares of common stock issuable to Mr. Dickinson upon exercise of stock options granted to him in August 1997, 1998, 1999, 2000 and 2001 and January and October 2001. Also includes 244,551 shares of common stock owned by Dickinson Enterprises Limited Partnership (the "Dickinson Partnership"). The general partner of the Dickinson Partnership is Dickinson Enterprises, Inc., which is wholly owned by a revocable trust established for the benefit of Mr. Dickinson and his heirs (the "Dickinson Trust"). Under the terms of the instrument governing the Dickinson Trust, Mr. Dickinson has the sole right to vote and direct the sale of the common stock indirectly held by the Dickinson Trust.
(10)Includes 30,000 shares of common stock issuable to Mr. Foschi upon his exercise of stock options granted to him in January and October 2001.
(11)Includes (i) 740,000 shares of common stock issuable to Mr. Frank upon his exercise of stock options granted to him in May 1995, January 1998, 1999, 2000 and 2001 and October 2001, (ii) 9,600 shares of common stock owned by Mr. Frank's wife as to which he disclaims beneficial ownership, and (iii) 4,002 shares of common stock owned by the Jackson S. Woolworth Irrevocable Trust and the Cassidy B. Woolworth Trust (Mr. Frank is trustee), as to which Mr. Frank disclaims beneficial ownership.
(12)Includes 8,000 shares of common stock held by the Helen K. Lanterman Trust (Mr. Lanterman is trustee).
(13)Includes 8,500 shares of common stock owned by Trust Under Will of Norman Salit (Mr. Birnbach is trustee), and 1,000 shares of common stock owned by Fullcut Manufacturers, Inc. Employee Pension Fund (Mr. Birnbach is the trustee of such fund), as to which he disclaims beneficial ownership. Also includes 3,600 shares of common stock issuable to Mr. Birnbach upon his exercise of stock options granted to him in April and October 2001.
(14)Includes 23,600 shares of common stock issuable to Ambassador Capen upon his exercise of stock options granted to him in April 1999 and April and October 2001. Also includes 17,000 shares owned by the Capen Trust, of which Mr. Capen is co-trustee. Also includes 802 shares of common stock owned by Ambassador Capen's wife as to which he disclaims beneficial ownership.
(15)Includes3,600 shares of common stock issuable to Mr. Donald upon his exercise of stock options granted to him in April and October 2001.Also includes 1,800 shares owned by The Arnold and Hazel Donald Charitable Trust (Mr. Donald is trustee).
(16)By virtue of being the sole shareholder of JMD Delaware, Inc. and JMD Protector, Inc., Mr. Dubin may be deemed to own the aggregate of 142,110,562 shares of common stock beneficially owned by such entities, as to which he disclaims beneficial ownership.
(17)Includes 23,600 shares of common stock issuable to Dr. Maidique upon his exercise of stock options granted to him in April 1999 and 2001 and October 2001.
(18)Includes 3,600 shares of common stock issuable to Mr. Subotnick upon his exercise of stock options granted to him in April and October 2001.
(19)Includes 3,600 shares of common stock issuable to Mr. Weiser upon his exercise of stock options granted to him in April and October 2001. Also includes 4,000 shares of common stock owned by Mr. Weiser's wife as to which he disclaims beneficial ownership.
(20)Includes 99,600 shares of common stock issuable to Mr. Zonis upon his exercise of stock options granted to him in January 1998, 1999 and 2000 and April and October 2001.
(21)Includes 3,600 shares of common stock issuable to Mr. Zucker upon his exercise of stock options granted to him in April and October 2001.
(22)Includes an aggregate of 2,013,094 shares of common stock issuable to directors and executive officers upon their exercise of previously granted stock options.


Item 13.  Certain Relations and Related Transactions.

Transactions with Micky Arison. Mr. Arison, our Chairman and Chief Executive Officer is also the Chairman and Chief Executive Officer and the indirect sole shareholder of Florida Basketball Associates, Inc., the sole general partner of the Miami Heat Limited Partnership ("MHLP"), the majority owner of the Miami Heat, a professional basketball team. Pursuant to a sponsorship agreement between us and MHLP, we paid MHLP approximately $357,000 during fiscal 2002 in exchange for various sponsorship, marketing and advertising services and the use of floor level season tickets.

     We also provided aircraft management services to MHLP. During fiscal 2002, we received approximately $1.5 million from MHLP as compensation for providing such services and reimbursement of costs. It is expected that we will continue to provide such aircraft management services to MHLP in the future.

     From time to time we charter the aircraft controlled by MHLP under an arrangement whereby we pay estimated fair market charter rates. During fiscal 2002, we incurred $208,000 for charters of this aircraft.

Transactions with Funair Corporation. We provided aircraft management services to Funair Corporation ("Funair"), a company beneficially owned by a trust established for the benefit of Shari Arison, a member of our Board of Directors. During fiscal year 2002, we received approximately $1.5 million from Funair as compensation for providing such services and reimbursement of costs. It is expected that we will continue to provide such aircraft management services to Funair in the future.

Yacht Management and Personnel Services. We provide yacht management and personnel services to Micky Arison and a company controlled by him and to a company controlled by Shari Arison. During fiscal 2002, we received approximately $186,000 and $86,000 from these parties, respectively, as compensation for providing such services and reimbursement of costs. It is expected that we will continue to provide such personnel services to Micky Arison in the future.

Transactions with the Ted Arison Family Foundation USA, Inc. Shari Arison is the Chairman of the Board of Trustees and President of the Ted Arison Family Foundation USA, Inc. (the "Foundation"), a charitable foundation established by our founder, Ted Arison. We lease approximately 100 square feet of office space to the Foundation and employ one of its employees. During fiscal 2002, the Foundation paid us approximately $81,000 for both lease payments and for all costs incurred by us related to this employee. It is expected that we will continue these arrangements with the Foundation in the future.

Registration Rights. Pursuant to a letter agreement (the "Trust Registration Rights Agreement") dated July 11, 1989, we granted to the Ted Arison Irrevocable Trust (the "Irrevocable Trust") and the Arison Children's Irrevocable Trust (the "Children's Trust", and together with the Irrevocable Trust, the "Trusts") certain registration rights with respect to the 28,554,056 shares of common stock held for investment by the Trusts (the "Shares"). The beneficiaries of the Trusts included the children of Ted Arison, including Micky Arison, our Chairman of the Board and Chief Executive Officer, and Shari Arison, a director. Effective December 26, 1991, the Children's Trust was divided into three separate continued trusts, including continued trusts for Micky Arison and Shari Arison.

     The Trust Registration Rights Agreement provides that if, at any time, any of the Trusts makes a written demand for the registration of its Shares, we will within 90 days prepare and file with the U.S. Securities and Exchange Commission a registration statement, subject to certain limitations. We are not required to effect any demand registration pursuant to the Trust Registration Rights Agreement unless all of the Shares owned by either of the Trusts are included in the demand for registration. In addition, if we determine to file a registration statement on its behalf or on behalf of any security holders (other than a registration statement filed for the purpose of registering shares issuable to employees under an employee benefit plan, or in connection with a business combination) relating to our common stock or any class of securities convertible into our common stock, either of the Trusts may register its Shares pursuant to such registration statement, subject to certain limitations. We have agreed to bear all expenses relating to such demand and piggyback registrations, except for fees and disbursements of counsel for the Trusts, underwriting discounts and applicable filing fees.

     Under a registration rights agreement (the "Arison Registration Rights Agreement"), we granted certain registration rights to Ted Arison with respect to the shares of common stock beneficially owned by him (the "Arison Shares") in consideration for $10,000. The registration rights were held by the Estate of Ted Arison. The Estate of Ted Arison subsequently transferred the Arison Shares to The 1997 Irrevocable Trust of Micky Arison, the Ted Arison 1992 Irrevocable Trust for Lin No. 2, the Ted Arison 1994 Irrevocable Trust for Shari No. 1 and the Michael Arison 1999 Irrevocable Delaware Trust (collectively, the "Family Trusts"). The registration rights specified in the Arison Registration Rights Agreement apply to the Arison Shares that were transferred to the Family Trusts and can be exercised by the Family Trusts. If, at any time, a Family Trust makes a written demand for the registration of any number of the Arison Shares, subject to a minimum amount of 2,000,000 shares, we will within 90 days prepare and file with the U.S. Securities and Exchange Commission a registration statement, subject to certain limitations. In addition, if we determine to file a registration statement on our behalf or on behalf of any security holders (other than a registration statement filed for the purpose of registering shares issuable to employees under an employee benefit plan or in connection with a business combination) relating to our common stock or any class of securities convertible into common stock, a Family Trust may register its Arison Shares pursuant to such registration statement, subject to certain limitations. We have agreed to bear all expenses relating to such demand and piggyback registrations, except for fees and disbursements of counsel for the Family Trusts, selling costs, underwriting discounts and applicable filing fees.

Transactions with Cruise Specialists. Janet Olczak Lanterman, the wife of A. Kirk Lanterman, one of our executive officers and a director, is the owner of a travel agency located in Seattle, Washington, named Cruise Specialists. Under the laws of the State of Washington, Ms. Lanterman's ownership interest in Cruise Specialists is her separate property and, accordingly, Mr. Lanterman does not have any ownership interest in the agency. Cruise Specialists sells cruises and other similar products for various travel providers, including us, under arrangements that are common throughout the travel industry whereby Cruise Specialists receives a commission based on sales generated. In fiscal 2002, Cruise Specialists generated approximately $16.6 million of gross revenues (before commission) for us. In connection with such revenues, Cruise Specialists received commissions of approximately $2.6 million from us. We believe that the commissions paid to Cruise Specialists are comparable to those paid to other travel agents for comparable services.

Loan to Pamela C. Conover. On July 22, 2002, we entered into a loan agreement with Pamela C. Conover, President and Chief Executive Officer of Cunard Line Limited. The loan is set up as a line of credit for $250,000. Repaid amounts may not be reborrowed. Interest on amounts borrowed accrues at 2.82% per annum. Principal and accrued interest due under the loan are payable upon demand.

Transaction with Trustees. James M. Dubin is the sole shareholder of JMD Delaware, Inc., JMD Protector, Inc. and Balluta Limited, which act either as trustee or protector of certain Arison family trusts. By virtue of being the sole shareholder of JMD Delaware, Inc., JMD Protector, Inc. and Balluta Limited, Mr. Dubin may be deemed to own the aggregate of 142,111,562 shares of our common stock beneficially owned by such entities, as to which he disclaims beneficial ownership. He is a partner in the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, which firm serves as counsel to us, Micky Arison and Shari Arison.

Other Transactions. Certain transactions involving Sherwood M. Weiser and Uzi Zucker are described in in "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation."

Transactions with Affiliated Entities. We have adopted a policy of dealing with affiliated entities on an arms-length basis and we may not engage in business transactions with any affiliate on terms and conditions less favorable to us than terms and conditions available at the time for comparable transactions with unaffiliated persons.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARNIVAL CORPORATION

/s/ Micky Arison         Chairman of the Board of      March 24, 2003
Micky Arison             Directors and Chief Executive
                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Micky Arison        Chairman of the Board of       March 24, 2003
Micky Arison            Directors and Chief Executive
                        Officer


/s/ Howard S. Frank     Vice Chairman of the Board of  March 24, 2003
Howard S. Frank         Directors and Chief Operating
                        Officer


/s/ Gerald R. Cahill    Senior Vice President-Finance  March 24, 2003
Gerald R. Cahill        and Chief Financial and
                        Accounting Officer


/s/ Shari Arison        Director                       March 26, 2003
Shari Arison


/s/ Maks L. Birnbach    Director                       March 24, 2003
Maks L. Birnbach


---------------------   Director                       March ___, 2003
Richard G. Capen, Jr.


/s/ Robert H. Dickinson Director                       March 24, 2003
Robert H. Dickinson


/s/ Arnold W. Donald    Director                       March 25, 2003
Arnold W. Donald


/s/ James M. Dubin      Director                       March 26, 2003
James M. Dubin


/s/ A. Kirk Lanterman   Director                       March 24, 2003
A. Kirk Lanterman


/s/ Modesto A. Maidique Director                       March 24, 2003
Modesto A. Maidique

/s/ Stuart Subotnick
Stuart Subotnick        Director                       March 26, 2003


/s/ Sherwood M. Weiser  Director                       March 24, 2003
Sherwood M. Weiser


/s/ Meshulam Zonis      Director                       March 27, 2003
Meshulam Zonis


/s/ Uzi Zucker          Director                       March 25, 2003
Uzi Zucker


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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                         /s/ Gerald R. Cahill
                         Gerald R. Cahill
                         Senior Vice President-Finance and
                         Chief Financial and Accounting Officer