Form 10-K/A
period 2002-11-30
CARNIVAL CORP
filed 2003-05-07
CIK 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K/A
                               AMENDMENT NO. 3

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



                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1)(2) Financial Statements and Schedules

     The financial statements shown in Exhibit 13 are amended in their entirety to comply with Securities and Exchange Commission Regulation G and to reclassify our segment information in Note 12 to the financial statements to conform to our fiscal 2003 presentation, and are incorporated herein by reference.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CARNIVAL CORPORATION


/s/ Micky Arison          Chairman of the Board of         May 5, 2003
Micky Arison              Directors and Chief Executive
                          Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Micky Arison          Chairman of the Board of         May 5, 2003
Micky Arison              Directors and Chief Executive
                          Officer

/s/ Howard S. Frank       Vice Chairman of the Board of    May 5, 2003
Howard S. Frank           Directors and Chief Operating
                          Officer

/s/ Gerald R. Cahill      Senior Vice President-Finance    May 5, 2003
Gerald R. Cahill          and Chief Financial and
                          Accounting Officer

/s/ Richard G. Capen, Jr. Director                         May 5, 2003
Richard G. Capen, Jr.

/s/ Robert H. Dickinson   Director                         May 5, 2003
Robert H. Dickinson

/s/ Arnold W. Donald      Director                         May 5, 2003
Arnold W. Donald

---------------------     Director                         May 5, 2003
Pier Luigi Foschi

---------------------     Director                         May 5, 2003
Baroness Hogg

/s/ A. Kirk Lanterman     Director                         May 5, 2003
A. Kirk Lanterman

/s/ Modesto A. Maidique   Director                         May 5, 2003
Modesto A. Maidique

---------------------     Director                         May 5, 2003
Sir John Parker

---------------------     Director                         May 5, 2003
Peter Ratcliffe

/s/ Stuart Subotnick      Director                         May 5, 2003
Stuart Subotnick

/s/ Uzi Zucker            Director                         May 5, 2003
Uzi Zucker



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


Date: May 5, 2003

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


Date: May 5, 2003

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


Date: May 5, 2003

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


                            Operating     Depreciation
                             income           and         Capital         Total
                Revenues      (loss)      amortization  expenditures      assets
2002
Cruise (b)     $4,229,124  $1,055,460 (a)  $   370,998  $  1,949,680   $12,120,443
Tour              175,831     (13,401)          11,345        36,802       214,405(c)
Intersegment
  elimination     (36,686)
               $4,368,269  $1,042,059      $   382,343   $ 1,986,482   $12,334,848

2001
Cruise (b)     $4,357,942  $  946,112 (a)  $   360,750    $  801,460   $11,375,256
Tour              229,483     (10,357)(a)       11,474        25,108       188,296(c)
Affiliated
  operations(d)               (44,024)
Intersegment
  elimination     (51,674)
               $4,535,751  $  891,731      $   372,224    $  826,568   $11,563,552

2000
Cruise (b)     $3,578,372  $  937,466      $   276,842    $  973,219   $ 9,194,207
Tour              259,662       7,664           10,825        30,129       199,722(c)
Affiliated
  operations                   37,828(b)                                   437,391
Intersegment
  elimination     (59,492)
               $3,778,542  $  982,958       $  287,667    $1,003,348   $ 9,831,320


(a) Cruise operating income included impairment charges of $20 million in 2002 and $134 million in 2001 and Tour operating loss included $6 million in 2001 (see Note 4).
(b) In 2002 and 2001, the cruise segment information included Costa. At November 30, 2000, Costa's total assets were included in the cruise segment, but its 2000 results of operations were included in the affiliated operations segment (See Notes 2 and 17). In addition, in 2003 we commenced allocating all corporate expenses to our cruise segment. Accordingly, the presentations for fiscal 2002, 2001 and 2000 have been reclassified to allocate, the previously unallocated, 2002, 2001 and 2000 corporate expenses to our cruise segment.
(c) Tour assets primarily included hotels in Alaska and the Canadian Yukon, luxury dayboats offering tours to the glaciers of Alaska and the Yukon River, motor coaches used for sightseeing and charters in the states of Washington and Alaska, British Columbia, Canada and the Canadian Yukon and private, domed rail cars, which are run on the Alaska Railroad between Anchorage and Fairbanks.
(d) On June 1, 2001, we sold our investment in Airtours. Accordingly, we did not record any equity in the earnings or losses from the affiliated operations of Airtours after our quarter ended May 31, 2001.

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



Fiscal 2001 ("2001") Compared to Fiscal 2000 ("2000")

     Revenues

     Revenues increased $757 million, or 20%, in 2001 compared to 2000.
Cruise revenues increased by $780 million, or 21.8%, to $4.36 billion in 2001 from $3.58 billion in 2000. Approximately $598 million of our cruise revenue increase was due to the consolidation of Costa, and $182 million was due to increased revenues from our other brands. Our other brands' cruise revenues change resulted from an increase of 9.6% in our passenger capacity, partially offset by a 4.1% decrease in our gross revenue per passenger cruise day and a slight decrease in our occupancy rate of 0.4%. Our post-
September 11, 2001, cruise results were adversely affected by the September
11, 2001 terrorist attacks, which impacted all leisure travel businesses and caused significant price competition among alternative vacation options in order to stimulate demand. We therefore had lower occupancies and prices during our 2001 fourth quarter. In addition, the slowdown in the general economic and business conditions throughout fiscal 2001 also adversely impacted our customers and, accordingly, had an overall negative effect on our 2001 gross revenues compared to 2000. Our luxury cruise brands, which comprised approximately 8% of our average capacity during 2001, were particularly affected by this slowdown and realized significantly lower pricing during most of 2001 compared to 2000. Finally in 2001 and 2000, onboard and other revenues represented 19% and 18.8%, respectively, of our cruise revenues.

     Costs and Expenses

     Operating expenses increased $410 million, or 19.9%, in 2001 compared to 2000. Cruise operating costs increased by $423 million, or 22.1%, to $2.33 billion in 2001 from $1.91 billion in 2000. Approximately $340 million of our cruise operating cost increase was due to the consolidation of Costa, and the remaining $83 million of the increase was from our other brands. Cruise operating costs, excluding Costa, increased in 2001 primarily from additional costs associated with our 9.6% increase in passenger capacity.

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


Miami, Florida
May 5, 2003





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


Date:  May 5, 2003


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


Date:  May 5, 2003


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


Date:  May 5, 2003


                                        /s/ Gerald R. Cahill
                                        Gerald R. Cahill
                                        Senior Vice President - Finance
                                        and Chief Financial and Accounting
                                        Officer