Form 10-Q
period 2003-05-31
CARNIVAL CORP
filed 2003-07-15
CIK 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q


    (Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

    For the quarterly period ended May 31, 2003

                                      OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

    For the transition period from ______________ to ________________


    Commission File Number: 1-9610            Commission File Number: 1-15136

          Carnival Corporation                         Carnival plc
      (Exact name of registrant as             (Exact name of registrant as
         specified in its charter)               specified in its charter)

          Republic of Panama                           England and Wales

     (State or other jurisdiction of          (State or other jurisdiction of
       incorporation or organization)          incorporation or organization)

              59-1562976                                    none
          (I.R.S. Employer                            (I.R.S. Employer
          Identification No.)                         Identification No.)

     3655 N.W. 87th Avenue                Carnival House, 5 Gainsford Street,
    Miami, Florida  33178-2428               London SE1 2NE, United Kingdom
     (Address of principal                      (Address of principal
       executive offices)                         executive offices)
          (Zip code)                                  (Zip code)

            (305) 599-2600                            011 44 20 7805 1200
    (Registrant's telephone number,           (Registrant's telephone number,
        including area code)                        including area code)

               None                                    December 31
   (Former name, former address                 (Former name, former address
    and former fiscal year, if                     and former fiscal year, if
    changed since last report.)                   changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No__

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes X   No__

     At July 11, 2003,                         At July 11, 2003,
     Carnival Corporation                      Carnival plc
     had outstanding 629,586,781               had outstading 209,390,300
     shares of its common stock,               ordinary shares,
     $.01 par value.                           $1.66 stated value


                         PART I FINANCIAL INFORMATION


Item 1.    Financial Statements.


                         CARNIVAL CORPORATION & PLC
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 (in thousands, except earnings per share)



                               Six Months                  Three Months
                              Ended May 31,                 Ended May 31,
                          2003            2002            2003       2002


Revenues               $2,365,721      $1,896,430      $1,334,616   $989,899

Costs and Expenses
  Operating             1,435,175       1,054,340         819,981    534,777
  Selling and
    administrative        389,186         293,524         212,068    142,122
  Depreciation and
    amortization          241,208         182,343         134,725     92,589
                        2,065,569       1,530,207       1,166,774    769,488


Operating Income          300,152         366,223         167,842    220,411

Nonoperating (Expense) Income
  Interest income          13,325          14,415           9,096      7,752
  Interest expense,
    net of capitalized
    interest              (70,906)        (57,467)        (41,514)   (28,011)
  Other income (expense),
    net                     3,572          (7,129)        (11,156)   (12,087)
                          (54,009)        (50,181)        (43,574)   (32,346)

Income Before
  Income Taxes            246,143         316,042         124,268    188,065

Income Tax Benefit, Net     8,531           7,799           3,527      6,136
Net Income             $  254,674      $  323,841      $  127,795   $194,201


Earnings Per Share
  Basic                     $0.40           $0.55           $0.19      $0.33
  Diluted                   $0.40           $0.55           $0.19      $0.33




The accompanying notes are an integral part of these consolidated financial statements.


                         CARNIVAL CORPORATION & PLC
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                  (in thousands, except par/stated values)


                                              May 31,           November 30,
                                               2003                 2002
ASSETS
Current Assets
  Cash and cash equivalents                 $1,381,033          $   666,700
  Short-term investments                        67,999               39,005
  Accounts receivable, net                     347,054              108,327
  Inventories                                  157,779               91,310
  Prepaid expenses and other                   292,136              148,420
  Fair value of derivative contracts           255,715
  Fair value of hedged firm commitments         45,370               78,390
    Total current assets                     2,547,086            1,132,152

Property and Equipment, Net                 16,708,612           10,115,404

Goodwill                                     3,649,236              681,056

Other Assets                                   325,116              297,175

Fair Value of Derivative Contracts             133,415

Fair Value of Hedged Firm Commitments                               109,061
                                           $23,363,465          $12,334,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                     $   49,500          $
  Current portion of long-term debt            296,802              154,633
  Accounts payable                             615,782              268,687
  Accrued liabilities                          482,663              290,391
  Customer deposits                          1,436,914              770,637
  Dividends payable                             82,476               61,612
  Fair value of derivative contracts            10,440               73,846
  Fair value of hedged firm commitments        280,447
    Total current liabilities                3,255,024            1,619,806

Long-Term Debt                               6,707,841            3,013,758

Deferred Income and Other
  Long-Term Liabilities                        307,495              170,814

Fair Value of Derivative Contracts              17,250              112,567

Fair Value of Hedged Firm Commitments           82,279

Commitments and Contingencies (Notes 2, 6 and 7)

Shareholders' Equity
  Common stock of Carnival Corporation;
    $.01 par value; 1,960,000 shares at
    2003 and 960,000 at 2002 authorized;
    628,727 shares at 2003 and 586,788 shares
     at 2002 issued and outstanding              6,288                5,868
  Ordinary shares of Carnival plc;
    $1.66 stated value; 225,300 shares
    authorized; 209,067 shares issued          347,052
  Additional paid-in capital                 7,117,454            1,089,125
  Retained earnings                          6,434,958            6,325,850
  Unearned stock compensation                  (19,404)             (11,181)
  Accumulated other comprehensive income       165,878                8,241
  Treasury stock, 41,881 shares of
    Carnival plc at cost                    (1,058,650)
     Total shareholders' equity             12,993,576            7,417,903
                                           $23,363,465          $12,334,848




The accompanying notes are an integral part of these consolidated financial statements.


                       CARNIVAL CORPORATION & PLC
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)
                                                    Six Months Ended May 31,
                                                    2003              2002

OPERATING ACTIVITIES
Net income                                       $  254,674       $  323,841
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                   241,208          182,343
    Accretion of original issue discount             10,022            9,644
    Other                                             4,593            9,218
Changes in operating assets and liabilities,
  excluding business acquired
    Decrease (increase) in
      Receivables                                    (38,742)        (17,020)
      Inventories                                    (4,606)           3,323
      Prepaid expenses and other                    (41,413)         (42,268)
    Increase (decrease) in
      Accounts payable                               56,306            2,490
      Accrued and other liabilities                 (33,830)         (59,125)
      Customer deposits                             216,645          294,367
        Net cash provided by operating activities   664,857          706,813

INVESTING ACTIVITIES
Additions to property and equipment, net           (612,564)        (594,355)
Acquired from (expended for) the acquisition of
  Carnival plc, net                                 156,042          (16,841)
Purchase of short-term investments                  (26,098)        (159,888)
Proceeds from retirement of property and equipment   50,919
Other, net                                           (4,680)          (2,088)
        Net cash used in investing activities      (436,381)        (773,172)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt            898,410           77,739
Principal repayments of long-term debt             (284,239)         (10,743)
Dividends paid                                     (123,245)        (123,120)
Proceeds from short-term borrowings, net             49,500
Proceeds from issuance of common stock and
   ordinary shares, net                              13,922            4,966
Other                                               (12,204)            (191)
        Net cash provided by (used in)
          financing activities                      542,144          (51,349)
Effect of exchange rate changes on cash
  and cash equivalents                              (56,287)          (6,490)
        Net increase (decrease) in cash and
          cash equivalents                          714,333         (124,198)
Cash and cash equivalents at beginning
  of period                                         666,700        1,421,300
Cash and cash equivalents at end of period       $1,381,033       $1,297,102



The accompanying notes are an integral part of these consolidated financial statements

                         CARNIVAL CORPORATION & PLC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1 - General

     Description of Business

     Carnival Corporation is a Panamanian corporation and Carnival plc (formerly known as P&O Princess Cruises plc) is incorporated in England and Wales and, along with their consolidated subsidiaries, are referred to collectively in these consolidated financial statements and elsewhere in this Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

     We are a global cruise company and one of the largest vacation companies in the world. A summary of the number of cruise ships we operate, by brand, their passenger capacity and the primary areas in which they are marketed is as follows:

        Cruise                Number        Passenger         Primary
        Brands            of Cruise Ships   Capacity (1)      Market
                                           (in thousands)
Carnival Cruise
  Lines ("CCL") (2)            19             41,322       North America
Princess Cruises
  ("Princess") (2)(3)(6)       11             19,880       North America
Holland America Line
  ("Holland America")(2)(6)    12             16,342       North America
Costa Cruises ("Costa")         9             12,868       Europe
P&O Cruises                     4              7,730       United Kingdom
AIDA                            3              3,730       Germany
Cunard Line ("Cunard")(4)       2              2,458       United Kingdom/
                                                             North America
Ocean Village                   1              1,610       United Kingdom
A'ROSA (5)                      1              1,590       Germany
P&O Cruises Australia (2)(3)    1              1,200       Australia
Swan Hellenic                   1                676       United Kingdom
Seabourn Cruise Line
  ("Seabourn")                  3                624       North America
Windstar Cruises
  ("Windstar")                  3                604       North America
                               70            110,634

(1) In accordance with the cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.
(2) CCL includes the Carnival Glory, Princess includes the Island Princess, and Holland America includes the Oosterdam, which were all delivered after May 31, 2003. In addition, included within the CCL capacity is the 1,486-passenger Jubilee, which we expect to transfer to P&O Cruises Australia in the fall of 2004.
(3) One ship, the Pacific Princess, which is only included in Princess' capacity, operates on a split deployment between Princess and P&O Cruises Australia.
(4) Cunard includes the Caronia, which was sold in May 2003 and is chartered back for use by Cunard until November 2004.
(5) A'ROSA also operates our three river cruise vessels on Europe's Danube River, which have a total passenger capacity of 600 lower berths.
(6) Holland America and Princess also operate the leading tour companies in Alaska and the Canadian Yukon, Holland America Tours and Princess Tours, respectively, that primarily complement their cruise operations.

     Basis of Presentation

     The accompanying consolidated balance sheet at May 31, 2003 and the consolidated statements of operations and cash flows for the six and three months ended May 31, 2003 and 2002 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our consolidated financial statements include the consolidated results of operations of Carnival Corporation for the entire six and three month periods and Carnival plc's consolidated results of operations have been included since April 17, 2003 (see Note 2). Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation 2002 Annual Report on Form 10-K and the Carnival plc 2002 Annual Report on Form 20-F.

     Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 2 - Dual Listed Company ("DLC") Transaction

     On April 17, 2003, Carnival Corporation and Carnival plc completed a DLC transaction, which implemented Carnival Corporation's and Carnival plc's DLC structure. The DLC transaction combined the businesses of Carnival Corporation and Carnival plc through a number of contracts and amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities, and each company's shares continue to be publicly traded on the New York Stock Exchange for Carnival Corporation and the London Stock Exchange for Carnival plc.
However, both companies operate as if they were a single economic enterprise.
 The contracts governing the DLC structure provide that Carnival Corporation and Carnival plc each continue to have separate boards of directors, but the boards and senior executive management of both companies are identical. The amendments to the constituent documents of each of the companies also provide that, on most matters, the holders of the common equity of both companies effectively vote as a single body. On specified matters where the interests of Carnival Corporation's shareholders may differ from the interests of Carnival plc's shareholders (a "class rights action"), each shareholder body will vote separately as a class, such as transactions primarily designed to amend or unwind the DLC structure. Generally, no class rights action will be implemented unless approved by both shareholder bodies.

     Upon the closing of the DLC transaction, Carnival Corporation and Carnival plc also executed the Equalization and Governance Agreement, which provides for the equalization of dividends and liquidation distributions based on an equalization ratio and contains provisions relating to the governance of the DLC structure. Because the current equalization ratio is 1 to 1, one Carnival plc ordinary share is entitled to the same distributions, subject to the terms of the Equalization and Governance Agreement, as one share of Carnival Corporation common stock. In a liquidation of either company or both companies, if the hypothetical potential per share liquidation distributions to each company's shareholders are not equivalent, taking into account the relative value of the two companies' assets and the indebtedness of each company, to the extent that one company has greater net assets so that any liquidation distribution to its shareholders would not be equivalent on a per share basis, the company with the ability to make a higher net distribution is required to make a payment to the other company to equalize the possible net distribution to shareholders.

     At the closing of the DLC transaction, Carnival plc and Carnival Corporation also executed deeds of guarantee. Under the terms of Carnival Corporation's deed of guarantee, Carnival Corporation has agreed to guarantee all indebtedness and certain other monetary obligations of Carnival plc that are incurred under agreements entered into on or after the closing date of the DLC transaction. In addition, Carnival Corporation and Carnival plc may agree that the Carnival Corporation deed of guarantee may apply to any other indebtedness or obligations of Carnival plc, whether incurred before or after the closing of the DLC transaction. The terms of Carnival plc's deed of guarantee are identical to those of Carnival Corporation's. Each deed of guarantee provides that the creditors to whom the obligations are owed are intended third party beneficiaries of such deed of guarantee.

     The deeds of guarantee are governed and construed in accordance with the laws of the Isle of Man. Subject to the terms of the guarantees, the holders of indebtedness and other obligations that are subject to the guarantees will have recourse to both Carnival plc and Carnival Corporation though a Carnival plc creditor must first make written demand on Carnival plc and a Carnival Corporation creditor on Carnival Corporation. Once the written demand is made by letter or other form of notice, the holders of indebtedness or other obligations may immediately commence an action against the relevant guarantor. There is no requirement under the deeds of guarantee to obtain a judgment, take other enforcement actions or wait any period of time prior to taking steps against the relevant guarantor. All actions or proceedings arising out of or in connection with the deeds of guarantee must be exclusively brought in courts in England.

     Under the terms of the DLC transaction documents, Carnival Corporation and Carnival plc are permitted to transfer assets between the companies, make loans or investments in each other and otherwise enter into intercompany transactions. The companies expect to enter into such transactions in the future to take advantage of the flexibility provided by the DLC structure and to operate both companies as a single unified economic enterprise in the most effective manner. In addition, under the terms of the Equalization and Governance Agreement and the deeds of guarantee, the cash flow and assets of one company are required to be used to pay the obligations of the other company, if necessary. Given the DLC structure as described above, we believe that providing separate financial statements for each of Carnival Corporation and Carnival plc would not present a true and fair view of the economic realities of their operations. Accordingly, separate financial statements for both Carnival Corporation and Carnival plc have not been presented.

     Simultaneously with the completion of the DLC transaction, a partial share offer ("PSO") for 20% of Carnival plc's shares was made and accepted, which enabled 20% of Carnival plc shares to be exchanged for 41.7 million Carnival Corporation shares. The 4l.7 million shares of Carnival plc held by Carnival Corporation as a result of the PSO, which cost $1.05 billion, are being accounted for as treasury stock in the accompanying balance sheet. The holders of Carnival Corporation shares, including the new shareholders who exchanged their Carnival plc shares for Carnival Corporation shares under the PSO, now own an economic interest equal to approximately 79%, and holders of Carnival plc shares now own an economic interest equal to approximately 21%, of Carnival Corporation & plc.

     The management of Carnival Corporation and Carnival plc ultimately agreed to enter into the DLC transaction because, among other things, the creation of Carnival Corporation & plc would result in a company with complementary well-known brands operating globally with enhanced growth opportunities, benefits of sharing best practices and generating cost savings, increased financial flexibility and access to capital markets and a DLC structure, which allows for continued participation in the global cruise industry for Carnival plc's shareholders who wish to continue to hold shares in a United Kingdom ("UK")-listed company.

     Carnival plc was the third largest cruise company in the world and operated many well-known global brands with leading positions in the UK, Germany, Australia and the United States ("U.S."). The combination of Carnival Corporation with Carnival plc under the DLC structure has been accounted for under U.S. generally accepted accounting principles ("GAAP") as an acquisition of Carnival plc by Carnival Corporation pursuant to SFAS No. 141, "Business Combinations." The purchase price of $25.31 per share was based upon the average of the quoted closing market price of Carnival Corporation's shares beginning two days before and ending two days after January 8, 2003, the date the Carnival plc board agreed to enter into the DLC transaction. The number of additional shares effectively issued in the combined entity for purchase accounting purposes was 209.6 million. In addition, Carnival Corporation has estimated that it will incur approximately $60 million of direct acquisition costs, which have been included in the purchase price. The aggregate purchase price of $5.37 billion, computed as described above, has been preliminarily allocated to the assets and liabilities of Carnival plc as follows (in millions):

Ships                                                          $5,159
Ships under construction                                          406
Other tangible assets                                             856
Goodwill                                                        2,912
Debt                                                           (2,930)
Other liabilities                                              (1,038)
                                                               $5,365

     We have engaged an appraisal firm who has not yet completed its valuation work, which is being performed to assist us in establishing the fair value of Carnival plc's cruise ships and amortizable and non-amortizable intangible assets and liabilities. However, based on the information currently available, it is not expected that the amount of separately identifiable amortizable intangible assets will be material to the Carnival Corporation & plc financial statements. Prior to the completion of this valuation work, we have assumed that the fair values of ships in use and under construction are the same as their net book value at the date of acquisition. However, as noted above, we are having an appraisal performed of these cruise ships, and we believe it is possible that the fair value of some of these ships could be less than their carrying value, thus reducing depreciation expense. No assurance can be given that the preliminary fair value estimates noted above will not be materially changed as a result of these valuations or other additional information being obtained and, accordingly, the amounts preliminarily allocated to Carnival plc's opening balance sheet assets and liabilities may change, which would also change the pro forma information provided below.

     The information presented below gives pro forma effect to the DLC transaction between Carnival Corporation and Carnival plc. Management has prepared the pro forma information based upon the companies' historical financial information and, accordingly, the above information should be read in conjunction with the companies' historical financial statements, as well as the pro forma information included in the companies' joint Current Reports on Form 8-K, dated May 29, 2003 and June 25, 2003.

     As noted above, the DLC transaction has been accounted for as an acquisition of Carnival plc by Carnival Corporation, using the purchase method of accounting. Carnival plc's accounting policies have been conformed to Carnival Corporation's policies. Carnival plc's reporting period has been changed to the Carnival Corporation reporting period and the information presented below covers the same periods of time for both companies.

     The pro forma information presented below has been prepared as if the DLC transaction had occurred on December 1, 2001, rather than April 17, 2003, and has not been adjusted to reflect any net transaction benefits. In addition, the pro forma information does not purport to represent what the results of operations actually could have been if the DLC transaction had occurred on December 1, 2001 or what those results will be for any future periods.

                                        Six months           Three months
                                       ended May 31,         ended May 31,
                                      2003      2002        2003      2002
                          (in millions, except earnings per share and shares)

Pro forma revenues                   $3,241    $2,902      $1,624    $1,513
Pro forma net income (a)(b)(c)(d)    $  221    $  396      $   98    $  242

Pro forma earnings per share
  Basic                              $ 0.28    $ 0.50      $ 0.12    $ 0.31
  Diluted                            $ 0.28    $ 0.49      $ 0.12    $ 0.30

Pro forma weighted-average
  shares outstanding
    Basic                               795       795         796       795
    Diluted                             799       800         799       800

(a) In accordance with SFAS No. 141, the above pro forma net income includes Carnival plc's costs related to its terminated Royal Caribbean transaction and the completion of the DLC transaction with Carnival Corporation, which were expensed by Carnival plc prior to April 17, 2003. If the above pro forma net income excluded these transaction costs, as required by Article 11 of the Securities and Exchange Commission Regulation S-X, then the pro forma net income would have been $266 million and $407 million for the six months ended May 31, 2003 and 2002, respectively, and $122 million and $250 million for the three months ended May 31, 2003 and 2002, respectively.
(b) The six and three months ended May 31, 2003 includes expenses totalling approximately $20 million and $13 million, respectively, due to the major marketing, promotion and other expenses incurred by Carnival plc's introduction into UK service of four vessels: the Oceana; Minerva II; Ocean Village; and Adonia.
(c) Carnival plc is expected to receive insurance company and/or shipyard payments related to the Diamond Princess fire and the Island Princess delayed delivery. The present value of these payments, which approximates $99 million, has been recorded on the balance sheet of Carnival Corporation & plc as a Carnival plc fair value acquisition adjustment.
(d) The excess of purchase price over net assets acquired from Carnival plc through the DLC transaction is primarily estimated to include the value attributed to Carnival plc's trademarks, brand names and goodwill. Management believes that these trademarks and brand names have indefinite lives and, accordingly, based on SFAS No. 142, "Goodwill and Other Intangible Assets," no adjustment for pro forma amortization is required. It is not possible at this time to reasonably estimate the separate amounts attributable to identifiable intangible assets or goodwill since the measurement of these assets requires the expertise of the appraisal firm who has not yet completed its valuation work. Accordingly, the entire amount of the excess of the purchase price has currently been allocated to goodwill in the accompanying May 31, 2003 balance sheet, but is expected to be allocated between goodwill and other identifiable intangible assets such as brand names and trademarks, subsequent to the completion of the DLC transaction based primarily on the appraisal firm's valuation. However, since it is expected that the material intangibles that will be identified and valued will have indefinite lives, no material impact on the statement of operations is expected as a result of this presentation on the Carnival Corporation & plc balance sheet, as neither goodwill nor these indefinite lived intangibles are allowed to be amortized under SFAS No. 141.

    Computershare Investor Services plc ("Computershare") acted as the UK Receiving Agent and Escrow Agent for Carnival Corporation in connection with the PSO to shareholders of Carnival plc. Computershare wrongfully rejected the tender of over 53 million Carnival plc shares. Chase Nominees Limited tendered the rejected shares on behalf of these Carnival plc shareholders.
On July 3, 2003, we entered into a cash settlement agreement with Chase Nominees Limited, on behalf of itself and the affected Carnival plc shareholders, to settle this dispute. Our nonoperating expenses for the three months ended May 31, 2003 included estimated expenses of $16 million related to this dispute and other costs associated with the DLC transaction.

NOTE 3 - Stock-Based Compensation

     Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for our noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Our adjusted net income and adjusted earnings per share had we elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows (in thousands, except per share amounts):

                                       Six Months            Three months
                                       ended May 31,         ended May 31,
                                      2003       2002       2003       2002

Net income, as reported            $254,674   $323,841   $127,795   $194,201
Stock-based compensation
  expense included in
  net income, as reported             2,719      2,577      1,431      1,337
Total stock-based compensation
  expense determined under
   the fair value-based
  method for all awards             (17,332)   (14,990)    (9,032)    (7,543)
Adjusted net income                $240,061   $311,428   $120,194   $187,995

Earnings per share
  Basic
    As reported                    $   0.40   $   0.55   $   0.19   $   0.33
    Adjusted                       $   0.38   $   0.53   $   0.17   $   0.32
  Diluted
    As reported                    $   0.40   $   0.55   $   0.19   $   0.33
    Adjusted                       $   0.38   $   0.53   $   0.17   $   0.32

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

NOTE 4 - Property and Equipment

     Property and equipment consisted of the following (in thousands):


                                             May 31,            November 30,
                                              2003                 2002

Ships (a)                                 $16,715,131           $10,665,958
Ships under construction                    1,234,755               712,447
                                           17,949,886            11,378,405
Land, buildings and improvements,
  and port facilities                         467,048               314,448
Transportation equipment and other            549,209               409,310
Total property and equipment               18,966,143            12,102,163
Less accumulated depreciation and
  amortization                             (2,257,531)           (1,986,759)
                                          $16,708,612           $10,115,404

(a) At May 31, 2003, 11 ships with an aggregate net book value of $3.04 billion were pledged as collateral pursuant to mortgages related to $1.48 billion of debt and a $469 million contingent obligation (see Notes 5 and 7).

     At May 31, 2003, ship costs included a preliminarily estimated fair value of approximately $5.16 billion for Carnival plc ships, which were acquired on April 17, 2003. As previously noted, this estimate will be adjusted to a final estimated fair value when the appraisals of these cruise ships are completed (see Note 2).

     Capitalized interest, primarily on our ships under construction, amounted to $22 million and $16 million for the six months ended May 31, 2003 and 2002, respectively, and $13 million and $8 million for the three months ended May 31, 2003 and 2002, respectively.

NOTE 5 - Debt

     Short-term borrowings consisted of unsecured fixed rate notes, bearing interest at libor plus 0.15% (1.48% weighted-average interest rate at May 31, 2003), payable to a bank through August 2003.

     Long-term debt consisted of the following (in thousands):

                                                      May 31,    November 30,
                                                       2003(a)      2002(a)
Secured
Floating rate notes, collateralized by ships, bearing
  interest at rates ranging from libor plus 1.25% to
  libor plus 1.33% (2.63% to 2.69% at May 31, 2003),
  due through 2016                                    $ 602,112
Euro floating rate notes, collateralized by ships,
  bearing interest at rates ranging from euribor plus
  0.5% to euribor plus 1.37% (3.0% to 3.85% at May 31,
  2003 and  4.0% at November 30, 2002), due through
  2016                                                  565,684    $ 118,727
Euro fixed rate note, collateralized by one ship,
  bearing interest at 4.74%, due through
  2012 (b)                                              198,574

Capitalized lease obligations, collateralized by ships,
  implicit interest at 3.66%, due through 2005          116,251
Other                                                    20,401
                                                      1,503,022      118,727
Unsecured
Fixed rate notes, bearing interest at rates ranging
  from 4.4% to 8.2%, due through 2028 (c)(d)          1,740,952      856,680
Euro floating rate notes, bearing interest
  at rates ranging from euribor plus 0.35% to euribor
  plus 0.47% (3.2% to 3.4% and 3.8% to 4.0% at May 31,
  2003 and November 30, 2002, respectively), due
  through 2006 (e)                                      682,730      570,187
Euro revolving credit facilities, bearing interest
  at euribor plus 0.53% and euro libor plus 0.98%
  (3.0% to 3.6% and 3.6% at May 31, 2003 and
  November 30, 2002, respectively), due through 2006    607,245      110,190
Sterling fixed rate bonds, bearing interest
  at 6.4%, due in 2012 (d)                              343,393
Euro fixed rate notes, bearing interest at 5.57%,
  due in 2006                                           355,965      297,195
Revolving credit facilities, bearing interest at rates
  ranging from libor plus 0.17% to libor plus 0.98%
  (2.3% at May 31, 2003 and 1.6% at November 30, 2002),
  due through 2006                                       16,500       50,000
Other                                                    48,956       44,468
Convertible notes, bearing interest at 2%,
  due in 2021, with first put option in 2005            600,000      600,000
Zero-coupon convertible notes, net of
  discount, with a face value of $1.05 billion,
  due in 2021, with first put option in 2006            530,804      520,944
Convertible notes, net of discount, with a
  face value of $889 million, due in 2033,
  with first put option in 2008 (f)                     575,076
                                                      5,501,621    3,049,664
                                                      7,004,643    3,168,391
Less portion due within one year                       (296,802)    (154,633)
                                                     $6,707,841   $3,013,758


(a) All borrowings are in U.S. dollars unless otherwise noted. Euro and sterling denominated notes have been translated to U.S. dollars at the period-end exchange rates.
(b) We have entered into interest rate swap agreements, which mature through 2012, and convert this fixed rate debt to floating rate debt. In addition, we have entered into foreign currency swap transactions, which have effectively converted this euro debt into sterling debt.
(c) We have entered into interest rate swap agreements, which mature through 2010, and effectively converted $594 million ($225 million at November 30, 2002) of this fixed rate debt to floating rate debt. In addition, we have entered into foreign currency swap transactions, which have effectively converted $225 million of this dollar debt into sterling debt.
(d) At May 31, 2003, $1.23 billion of Carnival plc's debt was unconditionally guaranteed by P&O Princess Cruises International Limited ("POPCIL"), a 100% direct wholly-owned subsidiary of Carnival plc. POPCIL's 2002 consolidated financial statements are included in its Registration Statement on Form F-3, filed with the Securities and Exchange Commission on June 19, 2003. On June 19, 2003, POPCIL, Carnival Corporation and Carnival plc executed a deed of guarantee under which POPCIL agreed to guarantee all indebtedness and related obligations of both Carnival Corporation and Carnival plc incurred under agreements entered into after April 17, 2003, the date the DLC transaction was completed. Under this deed of guarantee, POPCIL also agreed to guarantee all other indebtedness and related obligations that Carnival Corporation and Carnival plc agreed to guarantee under their deeds of guarantee. Carnival Corporation expects to guarantee all or a substantial portion of the existing indebtedness of Carnival plc, subject to some amendments being made to the terms of that indebtedness.
(e) Euro floating rate notes in the amount of $333 million ($278 million at November 30, 2002) have been swapped into euro fixed rate notes through 2005.
(f) These convertible notes, issued on April 29, 2003, are convertible into a maximum of 20.9 million shares of Carnival Corporation common stock and are guaranteed by Carnival plc and POPCIL. These notes are convertible at a conversion price of $53.11 per share, subject to adjustment, during any fiscal quarter between August 31, 2003 through April 29, 2008, for which the closing price of the Carnival Corporation common stock is greater than $63.73 per share, for a defined duration of time. Thereafter, the $63.73 per share conversion trigger price increases each quarter at an annual rate of 1.75%, until maturity. In addition, holders may also surrender the notes for conversion if they have been called for redemption or, for other specified occurrences, including the credit rating assigned to the notes being Baa3 or lower by Moody's Investors Service and BBB- or lower by Standard & Poor's Rating Services, as well as certain corporate transactions. The conditions for conversion of these notes were not met during the second fiscal quarter of 2003. Upon conversion, redemption or repurchase of the above notes, we may choose to deliver Carnival Corporation common stock, cash or a combination of cash and Carnival Corporation common stock with a total value equal to the value of the consideration otherwise deliverable. If these convertible notes were to be put back to us, we expect to settle them for cash and, accordingly, they are not included in our diluted earnings per share common stock calculations. However, no assurance can be given that we will have sufficient liquidity to make such cash payments. See Note 11. These notes bear interest at 1.132% per year on the principal amount at maturity, payable in cash semi-annually in arrears, commencing October 29, 2003 through April 29, 2008. Effective April 30, 2008, these notes no longer require a cash interest payment, but interest will accrete on the principal amount of the notes at a semi-annual rate of 1.75% per year.

    At May 31, 2003, we were in compliance with all of our debt covenants.

    At May 31, 2003, the scheduled annual maturities of our long-term debt was as follows (in thousands):

           Fiscal

           Remaining six months of 2003        $  206,898
           2004                                   254,279
           2005                                 1,625,858(a)
           2006                                 1,645,602(a)
           2007                                   443,023
           Thereafter                           2,828,983(a)
                                               $7,004,643

(a) Includes $600 million of our 2% convertible notes in 2005, $531 million of our zero-coupon convertible notes in 2006, and $575 million of our convertible notes in 2008, based in each case on the date of the noteholders' first put option.

NOTE 6 - Commitments

     Ship Commitments

     A description of our ships under contract for construction at May 31, 2003 was as follows (in millions, except passenger capacity data):


                 Expected                                    Estimated
                 Service                       Passenger       Total
Brand and Ship         Date(a)     Shipyard          Capacity       Cost(b)

CCL
Carnival Glory           7/03    Fincantieri(c)         2,974       $  510
Carnival Miracle         3/04    Masa-Yards (d)         2,124          375
Carnival Valor          12/04    Fincantieri(d)         2,974          510
Carnival Liberty         8/05    Fincantieri            2,974          460
  Total CCL                                            11,046        1,855
Princess
Island Princess          7/03    Chantiers de
                                 l'Atlantique(c)(d)(e)  1,970          480
Diamond Princess         3/04    Mitsubishi  (e)        2,670          535
Caribbean Princess       4/04    Fincantieri (d)        3,110          500
Sapphire Princess        6/04    Mitsubishi  (e)        2,670          535
Newbuild                 6/06    Fincantieri            3,110          500
  Total Princess                                       13,530        2,550(g)
Holland America
Oosterdam                8/03    Fincantieri(c)(d)      1,848          410
Westerdam                5/04    Fincantieri(d)         1,848          410
Newbuild                 2/06    Fincantieri(d)         1,848          410
  Total Holland America                                 5,544        1,230
Costa
Costa Fortuna           12/03    Fincantieri(f)         2,720          510
Costa Magica            11/04    Fincantieri(f)         2,720          545
  Total Costa                                           5,440        1,055
Cunard
Queen Mary 2             1/04    Chantiers de
                                 l'Atlantique(d)        2,620          780
Queen Victoria           4/05    Fincantieri (d)        1,968          410
  Total Cunard                                          4,588        1,190
A'ROSA (river boat)
Newbuild                 4/04    Meyer Werft              200           20
  Total                                                40,348       $7,900


(a) The expected service date is the date the ship is currently expected to begin its first revenue generating cruise.
(b) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, construction oversight costs and various owner supplied items.
(c) The Island Princess, Carnival Glory and Oosterdam were delivered to us by the shipyard on June 18, June 27 and July 11, 2003, respectively.
(d) These construction contracts are denominated in euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.
(e) At May 31, 2003, we had arranged committed financing for $1.06 billion to fund the delivery payments for these ships.
(f) These construction contracts are denominated in euros, which is Costa's functional currency. The estimated total costs have been translated into U.S. dollars using the May 31, 2003 exchange rate.
(g) The estimated fair value of these contracts are being evaluated by an appraisal firm as part of our accounting for the acquisition of Carnival plc and, accordingly, we believe the amounts that ultimately are recorded on our balance sheet for these ships may be lower than their estimated total cost (see Note 2).

     In connection with our ships under contract for construction, we have paid $1.2 billion through May 31, 2003 and anticipate paying $4.2 billion during the twelve months ending May 31, 2004 and $2.5 billion thereafter.

NOTE 7 - Contingencies

     Litigation

     In 2002, three actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act.
The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of travel agencies that referenced a CCL product. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the pending Facsimile Complaints cannot be determined at this time. We believe that we have meritorious defenses to these claims and, accordingly, we intend to vigorously defend against these actions.


     In February 2001, Holland America Line-USA, Inc. ("HAL-USA"), a Carnival Corporation wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL-USA responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

     On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska requesting that they appear before a grand jury. One subpoena also requested the production of Holland America documents, which Holland America has produced. Holland America is also complying with a recent subpoena for additional documents. If the investigation results in charges being filed, a judgment could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment. The State of Alaska is separately investigating this incident. The ultimate outcome of these matters cannot be determined at this time. However, if Holland America were to lose its Glacier Bay permits we would not expect the impact on our financial statements to be material to us since we believe there are additional attractive alternative destinations in Alaska that can be substituted for Glacier Bay.

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

     On April 23, 2003, Festival Crociere S.p.A. commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have recently sought leave to intervene in the Festival Action and intend to contest such action vigorously. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction. However, the ultimate outcome of this matter cannot be determined at this time.

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

     Operating Leases

     At May 31, 2003, minimum annual rentals for our operating leases, with initial or remaining terms in excess of one year were approximately as follows (in thousands):

     Fiscal
     Remaining six months of 2003                 $ 18,000
     2004                                           33,000
     2005                                           31,000
     2006                                           21,000
     2007                                           16,000
     Thereafter                                     82,000
                                                  $201,000

     Port Facilities and Other

     At May 31, 2003 we had commitments through 2027, with initial or remaining terms in excess of one year, to pay minimum amounts for our annual usage of port facilities and other contractual commitments approximately as follows (in thousands):

     Fiscal
     Remaining six months of 2003                 $ 29,000
     2004                                           46,000
     2005                                           32,000
     2006                                           33,000
     2007                                           34,000
     Thereafter                                    185,000
                                                  $359,000

     Contingent Obligations

     At May 31, 2003, we had contingent obligations totaling $1.06 billion to participants in lease out and lease back type transactions for three of our ships. At the inception of the leases, the entire amount of the contingent obligations was paid by us to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither funds nor the contingent obligations have been included on our balance sheets. We would only be required to make any payments under these lease contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. In addition, we obtained a direct guarantee from another AAA rated financial institution for $291 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, we would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, we would be required to provide a standby letter of credit for $87 million, or alternatively provide mortgages in the aggregate amount of $87 million on two of Carnival Corporation's ships.

     In the unlikely event that we were to terminate the three lease agreements early or default on our obligations, we would, as of May 31, 2003 have to pay a total of $168 million in stipulated damages. As of May 31, 2003, $177 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us. As a result of entering into these three transactions we received $67 million, which was recorded as deferred income on our balance sheets and is being amortized to nonoperating income through 2022. In the event we were to default under our $1.4 billion revolving credit facility, we would be required to post cash collateral to support the stipulated damages standby letters of credit.

     Other contingent obligations

     Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, increased lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for indemnification is probable.

     We have provided counter-indemnities of approximately $335 million relating to bonds provided by third parties in support of our obligations arising in the normal course of business. Generally, these bonds are required by travel industry regulators in the various jurisdictions in which we operate.

NOTE 8 - Shareholders' Equity

     Carnival Corporation's Articles of Incorporation and Carnival plc's Memorandum and Articles of Association authorize their boards of directors, at their discretion, to issue up to 40 million shares and 100,000 shares of preferred stock, respectively. At May 31, 2003 and November 30, 2002, no Carnival Corporation nor Carnival plc preferred stock had been issued.

     During the six months ended May 31, 2003 and 2002, Carnival Corporation declared quarterly cash dividends of $0.105 per share in each quarter, or an aggregate of $123 million for each six month period to its stockholders. In addition, Carnival plc also declared dividends of $.105 per share in the 2003 second quarter, or an aggregate of $18 million, which was paid in June 2003.

NOTE 9 - Comprehensive Income

     Comprehensive income was as follows (in thousands):

                                  Six Months                Three Months
                                 Ended May 31,              Ended May 31,
                                2003       2002            2003       2002


Net income                    $254,674   $323,841        $127,795   $194,201
Foreign currency translation
  adjustment, net              163,723     24,745         109,165     32,901
Unrealized gains on
  marketable securities, net     2,492      6,280           3,629      3,847
Changes related to cash flow
  derivative hedges             (8,578)     4,571          (6,484)        (8)
Total comprehensive income    $412,311   $359,437        $234,105   $230,941

NOTE 10 - Segment Information

     Our cruise segment included thirteen cruise brands since April 17, 2003, and six Carnival Corporation cruise brands from December 1, 2001 to April 16, 2003, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics. Cruise revenues are comprised of sales of passenger cruise tickets, and in some cases the sale of air transportation to and from our cruise ships. The cruise ticket price includes the overall cruise vacation experience, including accommodations, meals, entertainment and many onboard activities. Cruise revenues also include the sale of goods and/or services on board our cruise ships, which are made available to our passengers to enhance their cruise experience, while generating additional revenues for us. These revenues include bar and beverage sales, casino gaming, shore excursions, gift shop and spa sales, photo and art sales and pre- and post cruise land packages. These onboard activities are either performed directly by us or by independent concessionaires, from which we collect a percentage of their revenues. The other segment represents the transportation, hotel and tour operations of Holland America Tours, the hotel and transportation operations of Princess Tours and the business to business travel agency operations of P&O Travel Ltd., the latter two since completion of the DLC transaction on April 17, 2003.


     Selected segment information was as follows (in thousands):

                                            Six Months Ended May 31,
                                     2003(a)                  2002(a)(b)

                                         Operating                Operating
                                          income                   income
                             Revenues     (loss)        Revenues    (loss)

Cruise                     $2,336,532    $321,389     $1,869,358    $386,602
Other                          41,983     (21,237)        33,495     (20,379)
Intersegment elimination      (12,794)                    (6,423)
                           $2,365,721    $300,152     $1,896,430    $366,223


                                          Three Months Ended May 31,
                                     2003(a)                  2002(a)(b)

                                           Operating                Operating
                                            income                   income
                               Revenues     (loss)        Revenues    (loss)

Cruise                       $1,309,057    $177,832      $968,096   $229,619
Other                            36,464      (9,990)       27,788     (9,208)
Intersegment elimination        (10,905)                   (5,985)
                             $1,334,616    $167,842      $989,899   $220,411

(a) Cruise revenues included billings to Holland America Tours for the cruise portion of a tour, when a cruise is sold as part of a tour package. In addition, other revenues included billings by Princess Tours for the land portion of a tour, when a tour is sold as part of a cruise package, and billings by Holland America Tours and Princess Tours to some of our cruise brands for providing port hospitality services to cruise passengers. These intersegment billings are eliminated from revenues in the line "Intersegment elimination."
(b) Revenue amounts in 2002 have been reclassified to conform to the 2003 presentation. In addition, in 2003 we commenced allocating all corporate expenses to our cruise segment. Accordingly, the 2002 presentation has been restated to allocate the previously unallocated 2002 corporate expenses to our cruise segment.

    In addition, at May 31, 2003, substantially all of our assets are included within the cruise segment.

NOTE 11 - Earnings Per Share

     Our basic and diluted earnings per share were computed as follows (in thousands, except per share data):


                                   Six Months Ended        Three Months Ended
                                        May 31,                  May 31,
                                   2003       2002          2003       2002


Net income                       $254,674    $323,841      $127,795  $194,201

Weighted-average common shares
  outstanding                     637,916     586,395       688,937   586,520
Dilutive effect of stock plans      1,033       1,799         1,181     2,259
Diluted weighted-average shares
  outstanding                     638,949     588,194       690,118   588,779

Basic earnings per share            $0.40       $0.55         $0.19     $0.33
Diluted earnings per share          $0.40       $0.55         $0.19     $0.33

     The weighted-average common shares outstanding for the six and three months ended May 31, 2003 includes the pro rata Carnival plc shares since April 17, 2003. In addition, our diluted earnings per share computation for the six and three months ended May 31, 2003 and 2002 did not include a maximum of 53.6 million and 32.7 million shares of Carnival Corporation common stock issuable upon conversion of all its convertible debt, as this common stock was not issuable under the contingent conversion provisions of these debt instruments.

     If Carnival Corporation's common stock price reaches $33.77 per share for a defined duration of time in the three months ended August 31, 2003, then an additional 17.4 million shares of its stock, which is issuable under its zero-coupon notes, will be considered outstanding for our diluted third quarter earnings per share computation. In addition, we would increase third quarter net income to eliminate the imputed interest expense we recorded on these zero-coupon notes for the diluted third quarter earnings per share computation.

NOTE 12 - Recent Accounting Pronouncements

     In November 2002, Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. We have adopted FIN No. 45 in the first quarter of 2003.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements commencing after such date. We adopted the disclosure requirements of SFAS No. 148 for our quarter ended May 31, 2003 (see Note 3).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

     Some of the statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to Carnival Corporation & plc, including some statements concerning future results, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many, but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

     Because forward-looking statements, including those statements made in our "Outlook for Remainder of Fiscal 2003" section and others which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, costs per available lower berth day, estimates of ship depreciable lives and residual values or business prospects, involve risks and uncertainties, there are many factors that could cause Carnival Corporation & plc's actual results, performance or achievements to differ materially from those expressed or implied in this Quarterly Report on Form 10-Q. These factors include, but are not limited to, the following:

   - achievement of expected benefits from the DLC transaction;

   - risks associated with the DLC structure;

   - risks associated with the uncertainty of the tax status of the DLC structure;

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

   - the international political and economic climate, armed conflicts, terrorist attacks, availability of air service and other world events and adverse publicity and their impact on the demand for cruises;

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

     Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this Quarterly Report on Form 10-Q, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Results of Operations

     We earn our cruise revenues primarily from the following:

       - sales of passenger cruise tickets and, in some cases, the sale of air transportation to and from our ships. The cruise ticket price includes accommodations, meals, entertainment and many onboard activities, and

       - the sale of goods and/or services on board our ships, such as bar and beverage sales, casino gaming, shore excursions, gift shop and spa sales, photo and art sales and pre- and post cruise land packages. These onboard activities are either performed directly by us or by independent concessionaires, from which we collect a percentage of their revenues.

     We also derive revenues and incur costs from the operations of Holland America Tours and Princess Tours. These operations' revenues are primarily generated in conjunction with the Alaska cruise vacations provided by our HAL, Princess and CCL cruise brands. In addition, we also derive revenues and incur costs from our business to business travel agency, P&O Travel Ltd., which is also responsible for the purchasing of part of our air travel requirements.

     We currently do not accumulate and report all costs separately for our onboard and other revenue producing activities because we view these costs principally as part of the overall cruise services provided to our passengers. We primarily use, and intend to continue to use, other metrics, such as net revenue yields and per diems and net operating costs per available lower berth day, to measure our cruise segment performance and help manage our cruise business. However, we currently plan to commence segregating our revenues and the directly related variable costs and expenses associated with these revenue streams within our consolidated statements of operations to be included in our Quarterly Report on Form 10-Q for the quarter ending August 31, 2003.

      For segment information related to our revenues and operating income see Note 10 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information were as follows:

                                    Six Months Ended     Three Months Ended
                                         May 31,                May 31,
                                     2003      2002         2003      2002

Revenues                              100%      100%         100%      100%

Costs and Expenses
  Operating                            61        56           61        54
  Selling and administrative           16        15           16        15
  Depreciation and amortization        10        10           10         9
Operating Income                       13        19           13        22
Nonoperating Expense                   (2)       (2)          (3)       (3)
Income Before Income Taxes             11        17           10        19
Income Tax Benefit, Net                                                  1
Net Income                             11%       17%          10%       20%

Selected Statistical Information

  Passengers carried (in thousands) 2,140      1,603       1,218       831
  Occupancy percentage (a)          100.3%     102.3%       98.5%    101.9%


(a) In accordance with cruise industry practice, occupancy percentage is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.

General

     Our cruise and other operations experience varying degrees of seasonality. Our revenue from the sale of passenger tickets for our cruise operations is moderately seasonal, with the third quarter being the strongest. The consolidation of Carnival plc is expected to cause our third quarter results to be slightly more seasonal than we have recently experienced. Revenues from our Holland America Tours and Princess Tours units are highly seasonal, with a vast majority of those revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

     The Carnival Corporation ALBD capacity, excluding Carnival plc, is currently expected to increase by 19.5% and 18.0% in the third and fourth quarters of fiscal 2003, respectively, as compared to the same periods of fiscal 2002. Assuming that the DLC transaction was completed and Carnival plc was consolidated for the full periods in both years, our pro forma ALBD capacity is currently expected to increase 18.9% and 19.4% in the third and fourth quarters of fiscal 2003, respectively, as compared to the same periods of fiscal 2002.

     The year over year percentage increase in Carnival Corporation's standalone ALBD capacity, resulting primarily from new ships entering service, for fiscal 2004, 2005 and 2006 is currently expected to be 17.5%, 9.6% and 5.0%, respectively. Our pro forma ALBD capacity increase for fiscal 2004, 2005 and 2006 is currently expected to be 18.4%, 9.2% and 4.3%, respectively.

      For a discussion of our critical accounting estimates, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Carnival Corporation 2002 Annual Report on Form 10-K.

Outlook For Remainder of Fiscal 2003 ("2003")

     On June 25, 2003, in our press release announcing second quarter 2003 earnings, we said that, our estimates for earnings per share for the third quarter of 2003 are expected to be in a range of $0.83 to $0.87 and for the fourth quarter in a range of $0.24 to $0.28. We also noted, that because the booking curve remains very close to sailing, the forecasting of future results is less predictable than in prior years.

Six Months Ended May 31, 2003 ("2003") Compared To Six Months Ended May 31,
   2002 ("2002")

     Revenues

     Revenues increased $469 million, or 25%, in 2003 compared to 2002. Cruise revenues increased $467 million, or 25%, to $2.34 billion in 2003 from $1.87 billion in 2002. Approximately $283 million of our cruise revenue increase was due to the consolidation of Carnival plc and $184 million was due to increased revenues from Carnival Corporation's cruise brands. Carnival Corporation's cruise revenue change resulted primarily from a 15.7% increase in its standalone ALBD capacity in 2003 compared to 2002, offset by a decline in its gross revenue yields (gross revenues per available lower berth day). Within this Quarterly Report on Form 10-Q, we disclose certain pro forma information, which assumes that the DLC transaction was completed and Carnival plc was included in the full period for both years. Our pro forma ALBD capacity increase was 16.0% in 2003 compared to 2002. Historical and pro forma gross revenue yields declined 4.2% and 3.2%, respectively, in 2003 compared to 2002 for the same reasons as the decline in net revenue yields discussed below, as well as the reduced number of passengers purchasing air transportation from us. Historical net revenue yields and pro forma net revenue yields declined 4.6% and 2.8%, respectively, in 2003 compared to 2002 largely because of lower cruise ticket prices and lower occupancy levels.
Our cruise revenue yields were adversely affected by consumer concerns about travel during the period leading up to the war with Iraq and its eventual outbreak, along with the uncertain world economy.

     Onboard and other revenues, which are included in cruise revenues, increased $123 million in 2003 to $529 million from $406 million in 2002. Approximately $60 million of our onboard and other revenues increase was due to the consolidation of Carnival plc and $63 million was due to increased revenues from Carnival Corporation's cruise brands, primarily due to its 15.7% increase in ALBD capacity.

     Costs and Expenses

     Operating expenses increased $381 million, or 36%, in 2003 compared to 2002. Cruise operating expenses increased $380 million, or 37%, to $1.40 billion in 2003 from $1.03 billion in 2002. Approximately $187 million of our cruise operating cost increase was due to the consolidation of Carnival plc, and the remaining $193 million of the increase was from Carnival Corporation. Carnival Corporation's increase was primarily a result of the impact of the 15.7% increase in its ALBD capacity and higher fuel costs. Pro forma operating expenses increased $335 million, or 20%, to $2.04 billion in 2003 from $1.70 billion in 2002 primarily as a result of the 16% increase in ALBD capacity and higher fuel costs.

     Selling and administrative expenses increased $96 million, or 33%, to $389 million in 2003 from $295 million in 2002. Cruise selling and administrative expenses increased $95 million, or 34%, to $373 million in 2003 from $279 million in 2002. Approximately $53 million of our increase was due to the consolidation of Carnival plc and the remaining $42 million of the increase was from Carnival Corporation, which was primarily due to the 15.7% increase in ALBD capacity and the front-loading of advertising expenses into the first quarter of 2003. Pro forma selling and administrative expenses increased $96 million, or 21%, to $552 million from $456 million in 2002, primarily as a result of the 16% increase in ALBD capacity, as well as the $20 million of major marketing, promotion and other costs related to the introduction of four ships by Carnival plc.

     Historical and pro forma gross operating costs per ALBD both increased by 4.5% in 2003 compared to 2002. Historical and pro forma net operating costs per ALBD increased 7.2% and 8.4%, respectively, in 2003 compared to 2002. Historical gross and net operating costs per ALBD in 2003 were higher as compared to 2002 largely because of Carnival plc's higher operating cost levels compared to Carnival Corporation, because of higher fuel costs and due to the front-loading of advertising expenses in the 2003 first quarter. Pro forma gross and net operating costs per ALBD in 2003 compared to 2002 were largely higher because of higher fuel costs and front-loading of advertising expenses, as well as Carnival plc's marketing, promotion and other costs mentioned above.

     Depreciation and amortization increased by $59 million, or 32%, to $241 million in 2003 from $182 million in 2002. This increase was primarily from the consolidation of Carnival plc, which accounted for approximately $25 million of the increase, and the majority of the remaining increase was primarily as a result of the expansion of the Carnival Corporation fleet and ship improvement expenditures. Pro forma depreciation and amortization expense increased by $55 million, or 21%, to $315 million from $260 million largely due to the expansion of the pro forma combined fleet and ship improvement expenditures.

     Nonoperating (Expense) Income

     Interest expense, net of interest income and excluding capitalized interest, increased to $80 million in 2003 from $59 million in 2002, or $21 million, which was comprised primarily of a $31 million increase in interest expense from our increased level of average borrowings, partially offset by an $11 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily a result of our consolidation of Carnival plc's debt, which contributed $15 million of the increase in interest expense, and Carnival Corporation's issuance of $575 million of convertible notes, net of discount, $500 million of which was received in April 2003 (see Note 5 in the accompanying financial statements).

     Other income was $4 million in 2003, which was comprised of $19 million from net insurance proceeds, $10 million as a result of Windstar's Wind Song casualty loss and $9 million as a reimbursement of expenses incurred in prior years, less $16 million related to the Computershare matter and other charges associated with the DLC transaction (see Note 2 in the accompanying financial statements). The Computershare matter relate to the settlement of claims by Carnival plc shareholders whose tender through Chase Nominees Limited of over 53 million Carnival plc shares in the partial share offer was wrongfully rejected by Computershare, our UK Receiving and Escrow Agent.


Three Months Ended May 31, 2003 ("2003") Compared To Three Months Ended May
   31, 2002 ("2002")

     Revenues

     Revenues increased $345 million, or 35%, in 2003 compared to 2002. Cruise revenues increased $341 million, or 35%, to $1.31 billion in 2003 from $968 million in 2002. Approximately $283 million of our cruise revenue increase was due to the consolidation of Carnival plc and $58 million was due to increased revenues in Carnival Corporation cruise brands. Carnival Corporation's cruise revenue change resulted primarily from a 16.6% increase in its standalone ALBD capacity in 2003 compared to 2002, offset by a decline in its gross revenue yields. Our pro forma ALBD capacity increase was 15.4% in 2003 compared to 2002. Historical and pro forma gross revenue yields declined 7.2% and 6.3%, respectively, in 2003 compared to 2002 for the same reasons as the decline in net revenue yields discussed below, as well as the reduced number of passengers purchasing air transportation from us. Historical net revenue yields and pro forma net revenue yields declined 8.6% and 6.7%, respectively, in 2003 compared to 2002 largely because of lower cruise ticket prices and lower occupancy levels. Our cruise revenue yields were adversely affected by consumer concerns about travel during the period leading up to the war with Iraq and its eventual outbreak, along with the uncertain world economy.

     Onboard and other revenues, which are included in cruise revenues, increased $92 million in 2003 to $301 million from $209 million in 2002. Approximately $60 million of our onboard and other revenues increase was due to the consolidation of Carnival plc and $32 million was due to increased revenues from Carnival Corporation's cruise brands, primarily due to its 16.6% increase in ALBD capacity.

     Costs and Expenses

     Operating expenses increased $285 million, or 53%, in 2003 compared to 2002. Cruise operating expenses increased $283 million, or 55%, to $796 million in 2003 from $513 million in 2002. Approximately $187 million of our cruise operating cost increase was due to the consolidation of Carnival plc, and the remaining $96 million of the increase was from Carnival Corporation. Carnival Corporation's increase was primarily a result of the impact of the 16.6% increase in its ALBD capacity and higher fuel costs. Pro forma operating expenses increased $162 million, or 19%, to $1.03 billion in 2003 from $863 million in 2002 primarily as a result of the 15.4% increase in ALBD capacity and higher fuel costs.

     Selling and administrative expenses increased $70 million, or 49%, to $212 million in 2003 from $142 million in 2002. Cruise selling and administrative expenses increased $69 million, or 51%, to $204 million in 2003 from $135 million in 2002. Approximately $53 million of our increase was due to the consolidation of Carnival plc and the remaining $16 million of the increase was from Carnival Corporation, which was primarily due to the 16.6% increase in ALBD capacity. Pro forma selling and administrative expenses increased $51 million, or 23%, to $273 million from $222 million in 2002, primarily as a result of the 15.4% increase in ALBD capacity, as well as the $13 million of major marketing, promotion and other costs related to the introduction of four ships by Carnival plc.

     Historical and pro forma gross operating costs per ALBD increased 5.9% and 5.2%, respectively, in 2003 as compared to 2002. Historical and pro forma net operating costs per ALBD increased 8.4% and 9.2%, respectively, in 2003 compared to 2002. Historical gross and net operating costs per ALBD in 2003 were higher compared to 2002 largely because of Carnival plc's higher operating cost levels compared to Carnival Corporation and because of higher fuel costs. Pro forma gross and net operating costs per ALBD in 2003 compared to 2002 were largely higher because of higher fuel costs, and Carnival plc's marketing, promotion and other costs mentioned above.

     Depreciation and amortization increased by $42 million, or 46%, to $135 million in 2003 from $93 million in 2002. This increase was primarily from the consolidation of Carnival plc, which accounted for approximately $25 million of the increase, and the majority of the remaining increase was primarily as a result of the expansion of the Carnival Corporation fleet and ship improvement expenditures. Pro forma depreciation and amortization expense increased by $27 million, or 20%, to $160 million from $133 million largely due to the expansion of the pro forma combined fleet and ship improvement expenditures.

     Nonoperating (Expense) Income

     Interest expense, net of interest income and excluding capitalized interest, increased to $46 million in 2003 from $28 million in 2002, or $18 million, which was comprised primarily of a $25 million increase in interest expense from our increased level of average borrowings, partially offset by a $6 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily due to the consolidation of Carnival plc's debt, which contributed $15 million of the increase in interest expense and Carnival Corporation's issuance of $575 million of convertible notes.

     Other expense was $11 million in 2003, which includes $16 million related to the Computershare matter and other charges associated with the DLC transaction. Other expense was $12 million in 2002, which was primarily comprised of $9 million of losses, including related expenses, resulting from the sale of Holland America's former Nieuw Amsterdam, and $4 million of direct costs associated with cancelled cruises.

Liquidity and Capital Resources

     Sources and Uses of Cash

     Our business provided $661 million of net cash from operations during the six months ended May 31, 2003, a decrease of $46 million, or 6.5%, compared to the six months ended May 31, 2002.

     During the six months ended May 31, 2003, our net expenditures for capital projects were $613 million, of which $511 million was spent for our ongoing shipbuilding program. The $102 million of nonshipbuilding capital expenditures consisted primarily of ship refurbishments, Alaska tour assets, cruise port facility developments and information technology assets. In addition, we received $156 million from Carnival plc's existing cash balances upon its acquisition, net of acquisition costs. Finally, we received an insurance reimbursement of $31 million related to the Wind Song casualty loss and $20 million from the sale of Cunard's Caronia, which we chartered back through November 2004.

     During the six months ended May 31, 2003, we issued convertible notes for gross proceeds of $575 million for general corporate purposes, including financing our shipbuilding program and other capital commitments. We also borrowed $323 million under Costa's and POPCIL's revolving credit facilities and $49.5 million of net borrowings under our short-term loan agreements. In addition, we made principal repayments of $284 million, which included $50 million under our $1.4 billion revolver, $213 million on Costa's and POPCIL's revolving credit facilities and $21 million on Costa's and POPCIL's collaterized debt. We also paid cash dividends of $123 million in the first six months of fiscal 2003.

     Future Commitments and Funding Sources

     Our contractual cash obligations, with initial or remaining terms in excess of one year, and contingent obligations at May 31, 2003 compared to November 30, 2002 changed significantly because of the consolidation of Carnival plc. At May 31, 2003, the Carnival Corporation & plc outstanding debt was $7.05 billion, of which $346 million is due in one year. In addition, we had non-cancelable shipbuilding commitments for 16 new cruise ships and one river boat due over the next three years of approximately $6.7 billion, of which $4.2 billion is due in the twelve months ending May 31, 2004. See Notes 5, 6 and 7 in the accompanying financial statements for our debt, shipbuilding, other commitments and contingent obligations as of May 31, 2003.

     At May 31, 2003, we had liquidity of $4.30 billion, which consisted of $1.45 billion of cash, cash equivalents and short-term investments, $1.79 billion available for borrowing under our $2.4 billion of revolving credit facilities obtained through a group of banks, which have strong credit ratings, and $1.06 billion under committed ship financing arrangements. Our revolving credit facilities mature in 2005, with respect to $710 million of availability, and in 2006, with respect to $1.7 billion of availability. A key to our access to liquidity is the maintenance of our strong long-term credit ratings. In the 2003 second quarter, Moody's Investors Service, Standard and Poor's and FitchRatings announced that they had lowered our senior unsecured debt rating from A2 to A3, from A to A- and from A to A-, respectively, in anticipation of, among other things, the DLC transaction with Carnival plc.

     We believe that our liquidity, including cash and committed financings, and cash flows from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. Our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, those noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure financing from banks or through the offering of debt and/or equity securities in the public or private markets. No assurance can be given, however, that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

Market Risks

     We have broadened our global presence as a result of the DLC transaction. Specifically, our new international business operations in the UK and Germany subject us to an increased level of foreign currency exchange risk related to the sterling and euro. Accordingly, these foreign currency exchange fluctuations against the dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar and the functional currency for our international operations is generally the local currency. Any weakening of the U.S. dollar against these local functional currencies has the financial statement effect of increasing the U.S. dollar values reported in our consolidated financial statements. Strengthening of the U.S. dollar has the opposite effect.

     In addition, our higher level of debt resulting from the DLC transaction increases our exposure to interest rate movements. At May 31, 2003, the fixed and variable interest rate portions of our debt, after the effect of our interest rate swaps, was 59% and 41%, respectively. Our debt, after the effect of foreign currency swaps, was denominated 57% in U.S. dollars, 32% in euros and 11% in sterling.

Off-Balance Sheet Arrangements

     We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial statements.

CARNIVAL CORPORATION & PLC
HISTORICAL GAAP RECONCILING INFORMATION

     Gross and net revenue yields and gross and net revenue per diems were computed as follows (1):

                                Six Months Ended         Three Months Ended
                                     May 31,                   May 31,
                                 2003       2002           2003       2002
                                (in thousands, except yields and per diems)

Cruise revenues              $2,336,532   $1,869,358    $1,309,057  $968,096
Less commissions, air
  transportation and other     (458,388)    (360,587)     (256,290) (177,399)

Net cruise revenues          $1,878,144   $1,508,771    $1,052,767  $790,697

Available lower berth
  days ("ALBD's")(2)             13,465       10,319         7,661     5,258

Gross revenue yields (3)     $   173.53   $   181.16    $   170.87  $ 184.12

Net revenue yields (4)       $   139.48   $   146.21    $   137.42  $ 150.38

Passenger cruise days
  ("PCD's")(5)                   13,512       10,559         7,544     5,359

Gross revenue per diems (6)  $   172.92   $   177.04    $   173.52  $ 180.65

Net revenue per diems (7)    $   139.00   $   142.89    $   139.55  $ 147.55



Gross and net operating costs per ALBD were comprised as follows (1):

                                Six Months Ended         Three Months Ended
                                     May 31,                   May 31,
                                 2003       2002           2003       2002
                                (in thousands, except yields and per diems)

Cruise operating expenses    $1,405,258   $1,025,315     $795,848   $513,079
Less commissions, air
  transportation and other     (458,388)    (360,587)    (256,290)  (177,399)
Cruise selling and
  administrative expenses       373,372      278,853      203,872    135,077
Net cruise costs             $1,320,242   $  943,581     $743,430   $470,757

ALBD's                           13,465       10,319        7,661      5,258

Gross operating costs
  per ALBD (8)               $   132.09   $   126.39     $ 130.49   $ 123.27

Net operating costs per
  ALBD (9)                   $    98.05   $    91.44     $  97.04   $  89.53


CARNIVAL CORPORATION & PLC
PRO FORMA GAAP RECONCILING INFORMATION

     Our pro forma gross and net revenue yields and gross and net per diems, assuming that the DLC transaction was completed and Carnival plc was consolidated for the full periods noted below, would have been computed as follows (1)(10):


                                Six months ended        Three months ended
                                     May 31,                    May 31,
                               2003        2002         2003         2002
                               (in thousands, except yields and per diems)

Cruise revenues            $3,192,346   $2,845,140   $1,592,937   $1,473,071
Less commissions,
  air transportation
  and other                  (697,876)    (630,842)    (335,293)    (304,310)
Net cruise revenues        $2,494,470   $2,214,298   $1,257,644   $1,168,761

ALBD's (2)                     17,710       15,273        9,087        7,877

Gross revenue yields (3)   $   180.25   $   186.29   $   175.30   $   187.01

Net revenue yields (4)     $   140.85   $   144.98   $   138.40   $   148.38

PCD's (5)                      17,588       15,496        8,925        7,985

Gross revenue per diems (6)$   181.51   $   183.60   $   178.48   $   184.48

Net revenue per diems (7)  $   141.83   $   142.89   $   140.91   $   146.37



Gross and net operating costs per ALBD were comprised as follows (1)(10):

                                 Six months ended         Three months ended
                                      May 31,                    May 31,
                                2003         2002          2003        2002
                                (in thousands, except yields and per diems)

Cruise operating expenses    $1,985,403   $1,642,625     $993,484   $824,350
Less commissions,
  air transportation and other (697,876)    (630,842)    (335,293)  (304,310)
Cruise selling and
  administrative expenses       530,477      434,473      262,969    211,213
Net cruise costs             $1,818,004   $1,446,256     $921,160   $731,253

ALBD's                           17,710       15,273        9,087      7,877

Gross operating costs
  per ALBD (8)               $   142.06   $   136.00     $ 138.27   $ 131.47

Net operating costs per
  ALBD (9)                   $   102.65   $    94.69     $ 101.37   $  92.83

     For additional information related to our pro forma consolidated statements of operations and pro forma net cruise revenues and net cruise costs, refer to our joint Current Report on Form 8-K, filed with the SEC on June 25, 2003.

(1) We use net cruise revenue per available lower berth day ("net revenue yields"), net cruise revenue per passenger cruise day ("net revenue per diems") and net cruise costs per available lower berth day as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields and net revenue per diems are commonly used in the cruise industry to measure a company's pricing performance. These measures are also used for revenue management purposes. In calculating net revenue yields and net revenue per diems, we use net cruise revenues rather than gross cruise revenues. We believe that "net cruise revenues" is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues we received net of its most significant variable costs (travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues). Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined.

    Net operating costs per available lower berth day is the most significant measure we use to monitor our ability to control costs. In calculating this measure, we deduct the same variable costs as described above, which are included in the calculation of net revenues. This is done to avoid duplicating these variable costs in the non-GAAP financial measures described above because these variable costs are directly associated with the revenues we earn.
(2) Represent the total passenger capacity for the period, assuming two passenger per cabin, that we offer for sale, which is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.
(3) Represent gross cruise revenues divided by ALBD's.
(4) Represent net cruise revenues divided by ALBD's.
(5) Represent the number of cruise passengers multiplied by the number of revenue-producing ship operating days.
(6) Represent gross cruise revenues divided by PCD's.
(7) Represent net cruise revenues divided by PCD's.
(8) Represent gross operating expenses divided by ALBD's.
(9) Represent net cruise costs divided by ALBD's.
(10)For additional information related to the pro forma statements of operations see Note 2 in the accompanying financial statements.

Item 4.  Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated the disclosure controls and procedures of each of Carnival Corporation and Carnival plc as of July 15, 2003 and believe that they are effective within the reasonable assurance threshold described above.

     Changes in Internal Controls

     There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

                           PART II  OTHER INFORMATION

Item 1. Legal Proceedings.

     An action referred to as the Stock Purchase Complaint was previously reported in the Carnival Corporation Annual Report on Form 10-K for the year ended November 30, 2002. The parties to that action have signed a settlement agreement dated June 3, 2003, which was submitted for judicial approval on June 6, 2003.

     An action referred to as the ADA Complaint against Holland America Tours was previously reported in the Carnival Corporation Annual Report on Form 10-K for the year ended November 30, 2002. Holland America Tours and the plaintiffs have entered into a settlement agreement pursuant to an agreement that Holland America Tours will make certain modifications to eleven of its ships, with an option to include other ships into the settlement agreement. On April 29, 2003, Holland America Tours and the plaintiffs jointly filed a motion for class certification, fairness hearing, stay and for court approval of the settlement. A hearing on the joint motion has not yet been scheduled.

     An action was previously reported in the Carnival Corporation Annual Report on Form 10-K for the year ended November 30, 2002 that certain of Holland America's officers had received subpoenas relating to a wastewater discharge from the Ryndam. One subpoena also requested the production of Holland America documents, which Holland America has produced. Holland America is also complying with a subpoena for additional documents.

     On April 23, 2003, Festival Crociere S.p.A. commenced an action against the Commission in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction. We have recently sought leave to intervene in the Festival Action and intend to contest such action vigorously.

     In April 1996, a purported class action complaint was filed against Princess in the Los Angeles County Superior Court alleging that Princess inappropriately assessed its passengers with certain port charges in addition to their cruise fare. The plaintiffs have not claimed a specific damage amount but settlement of this litigation had been agreed in principle with the plaintiffs for coupons for future travel in amounts between $5 and $24, with a total face value of approximately $13 million. However, on January 17, 2002, a Los Angeles, California Superior Court Judge ruled that he would not consider the class-wide settlement agreed by the parties on the grounds that he had previously ruled that there was no appropriate class. The plaintiffs appealed the ruling, and the Court of Appeal upheld the lower court's ruling. The plaintiff's writ to the California Supreme Court has been denied. As a result of this ruling, the case remains pending.

     An Italian subsidiary of Carnival plc made a claim for a tax deduction in 1995 under the Italian Tremonti law, reducing taxable income by just over 129 million euros. Qualification for the deduction was dependent on ownership of relevant assets. The subsidiary bareboat chartered a vessel, for which a Tremonti benefit had been claimed, to an affiliate. In December 2001, the Italian tax authorities submitted an assessment for tax of 71 million euros plus penalties of 71 million euros on the grounds that the subsidiary had finance leased, rather than chartered, the vessel and, therefore, did not qualify for such a deduction. The Italian subsidiary appealed against the assessment and the Low Tax Court of Palermo ruled in its favor. We believe that it was probable that the tax authorities would have appealed this ruling, and given the amount originally assessed, we decided to settle this claim by making a 7 million euro payment in May 2003, which liability had been recorded in the Carnival plc balance sheet prior to its acquisition. Accordingly, these proceedings have been terminated.

Item 2.  Changes in Securities and Use of Proceeds.

     On April 17, 2003, Carnival Corporation and Carnival plc entered into a DLC transaction. Because of the DLC transaction, the constituent instruments defining the rights of holders of both Carnival Corporation's common stock, par value $0.01 per share, and Carnival plc's ordinary shares, $1.66 stated value per share, were modified. For a brief summary regarding the general effect of those modifications, please refer to Note 2 in the accompanying financial statements.

     During the second quarter, Carnival Corporation issued $889 million aggregate principal amount at maturity of its Senior Convertible Debentures due 2003 to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act. The initial purchaser of the debentures was Merrill Lynch & Co. Carnival Corporation received $575 million in net proceeds from that issuance, and the aggregate commissions paid were $11.5 million. The debentures are convertible as described in Note 5 in the accompanying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

Carnival Corporation

     A special meeting of Carnival Corporation shareholders was held on April 14, 2003 (the "Special Meeting"). On all matters which came before the Special Meeting, holders of Carnival Corporation common stock were entitled to one vote for each share held. Proxies for 502,212,020 of the 586,972,729 shares of common stock entitled to vote were received in connection with the Special Meeting.

The following table sets forth the matters which were submitted to Carnival Corporation's shareholders for approval at the Special Meeting and the tabulation of the votes with respect to each matter:

                                                                     BROKER
MATTER                              FOR        AGAINST    WITHHELD   NONVOTES

Approval of the Offer and
Implementation Agreement,
dated as of January 8, 2003,
between Carnival Corporation
and P&O Princess Cruises plc,
and the transactions contem-
plated by that agreement          497,809,658    1,730,574  2,671,788      0

Approval of amendments to
Carnival Corporation's
Articles of Incorporation and
By-laws in connection with the
transactions contemplated by
the Offer and Implementation
Agreement                         464,054,299   35,440,272  2,717,449      0

Approval of an amendment to
the Articles of Incorporation
and By-laws of Carnival
Corporation to increase the
number of shares of common
stock that Carnival Corporation
has the authority to issue by
999,999,998 shares                493,737,115    4,923,579  3,551,326      0

Approval of an amendment to
the Articles of Incorporation
and By-laws of Carnival
Corporation to reduce the
quorum requirement for
meetings of the board of
directors of Carnival Corp-
oration from a majority, to
one-third, of the total number
of directors                      356,953,713  141,030,982  4,227,325      0

Approval of an amendment to
the By-laws of Carnival
Corporation to reduce the
quorum requirement for
meetings of the shareholders
of Carnival Corporation from a
majority, to one-third, of the
total number of shares entitled
to be cast                        381,675,433  116,309,188  4,227,399      0

Approval of an amendment to
the By-laws of Carnival
Corporation to remove the
ability of shareholders to act
by written consent                375,307,289  122,063,252  4,841,479      0



Carnival plc

     An Extraordinary General Meeting of the shareholders of Carnival plc was held on April 16, 2003 (the "EGM"). On all matters which came before the EGM, holders of Carnival plc ordinary shares were entitled to one vote for each share held. Proxies for 413,652,715 of the 693,741,420 ordinary shares entitled to vote were lodged prior to the EGM.

     The special resolution before the EGM was carried on a show of hands. The following table sets forth the matter which was submitted to Carnival plc's shareholders for approval at the EGM and the tabulation of the proxy votes with respect to such matter lodged prior to the EGM:

                                                                     REFRAIN/
MATTER                                  FOR           AGAINST        ABSTAIN

To approve the dual listed
company transaction with
Carnival Corporation with
related acts, including the
share reorganization, the
creation and issue of a new
special voting share, a new
equalization share and new
preference shares, changes
to the company's memorandum
and articles of association
and the change of the company's
name to Carnival plc.                408,679,183      1,118,826     3,854,706


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

       3.1 Third Amended and Restated Articles of Incorporation of Carnival Corporation, incorporated by reference to Exhibit 3.1 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

       3.2 Amended and restated By-laws of Carnival Corporation, incorporated by reference to Exhibit No. 3.2 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

       3.3 Articles of Association of Carnival plc, incorporated by reference to Exhibit No. 3.3 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

       3.4 Memorandum of Association of Carnival plc, incorporated by reference to Exhibit No. 3.4 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

       4.1  Specimen Common Stock Certificate, incorporated by reference to
            Exhibit 4.16 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL (Commission File No. 333-106293).

       4.2 Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and SunTrust Bank, as transfer agent, incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

       4.3 Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee, incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

       4.4 SVE Special Voting Deed, dated as of April 17, 2003 between Carnival Corporation, DLS SVC Limited, P&O Princess
            Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C., incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

       4.5 Carnival Corporation Deed of Guarantee, between Carnival Corporation and Carnival plc, dated as of April 17, 2003, incorporated by reference to Exhibit 4.3 to the joint registration statement on Form S-4 of Carnival Corporation and Carnival plc (Commission File No. 333-105671).

       4.6 Carnival plc (formerly P&O Princess Cruises plc) Deed of Guarantee between Carnival Corporation and Carnival plc, dated as of April 17, 2003, incorporated by reference to Exhibit 4.10 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL (Commission File No. 333-106293).

       4.7 Third Supplemental Indenture, dated as of April 29, 2003, between Carnival Corporation and U.S. Bank National Association, as trustee, creating a series of securities designated Senior Convertible Debentures due 2033, incorporated by reference to
            Exhibit 4.13 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL (Commission File No. 333-106293).

      4.8  Form of Senior Convertible Debenture (included in Exhibit 4.7).

      4.9 Form of deposit agreement among P&O Princess Cruises plc, Morgan Guaranty Trust Company of New York, as depositary, and holders and beneficial owners from time to time of ADRs issued thereunder, incorporated by reference to P&O Princess' registration statement on Form 20-F (Commission File No. 1-15136).

      10.1 Amended and Restated Carnival Corporation 2002 Stock Plan.

      10.2 Employment Agreement dated as of April 17, 2003 by and between P&O Princess Cruises International, Ltd. and Peter Ratcliffe.

      10.3 Registration Rights Agreement, dated as of April 29, 2003, by and among Carnival Corporation, Carnival plc and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.14 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL (Commission File No. 333-106293).

      10.4 Director Appointment letter between Micky M. Arison and Carnival plc, dated April 14, 2003.

      10.5 Indemnification Agreement between Micky M. Arison and Carnival Corporation, dated April 17, 2003.

      10.6 Director Appointment letter between Richard G. Capen, Jr. and Carnival plc, dated April 14, 2003.

      10.7 Indemnification Agreement between Richard G. Capen, Jr. and Carnival Corporation, dated April 17, 2003.

      10.8 Director Appointment letter between Robert H. Dickinson and Carnival plc, dated April 14, 2003.

      10.9 Indemnification Agreement between Robert H. Dickinson and Carnival Corporation, dated April 17, 2003.

     10.10 Director Appointment letter between Arnold W. Donald and Carnival plc, dated April 14, 2003.

     10.11 Indemnification Agreement between Arnold W. Donald and Carnival Corporation, dated April 17, 2003.

     10.12 Director Appointment letter between Pier Luigi Foschi and Carnival plc, dated April 14, 2003.

     10.13 Indemnification Agreement between Pier Luigi Foschi and Carnival Corporation, dated April 17, 2003.

     10.14 Director Appointment letter between Howard S. Frank and Carnival plc, dated April 14, 2003.

     10.15 Indemnification Agreement between Howard S. Frank and Carnival Corporation, dated April 17, 2003.

     10.16 Director Appointment letter between Baroness Sarah Hogg and Carnival plc, dated April 14, 2003.

     10.17 Director Appointment letter between Baroness Sarah Hogg and Carnival Corporation, dated April 14, 2003.

     10.18 Indemnification Agreement between A. Kirk Lanterman and Carnival Corporation, dated April 17, 2003.

     10.19 Director Appointment letter between Dr. Modesto A. Maidique and Carnival plc, dated April 14, 2003.

     10.20 Indemnification Agreement between Dr. Modesto A. Maidique and Carnival Corporation, dated April 17, 2003.

     10.21 Director Appointment letter between Sir John Parker and Carnival plc, dated April 14, 2003.

     10.22 Director Appointment letter between Sir John Parker and Carnival Corporation, dated April 14, 2003.

     10.23 Director Appointment letter between Peter G. Ratcliffe and Carnival plc, dated April 14, 2003.

     10.24 Indemnification Agreement between Peter G. Ratcliffe and Carnival Corporation, dated April 17, 2003.

     10.25 Director Appointment letter between Stuart S. Subotnick and Carnival plc, dated April 14, 2003.

     10.26 Indemnification Agreement between Stuart S. Subotnick and Carnival Corporation, dated April 17, 2003.

     10.27 Director Appointment letter between Uzi Zucker and Carnival plc, dated April 14, 2003.

     10.28 Indemnification Agreement between Uzi Zucker and Carnival Corporation, dated April 17, 2003.

     12    Ratio of Earnings to Fixed Charges.

     99.1 Certification of Chief Executive Officer, Chief Operation Officer and Chief Financial and Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K

     Carnival Corporation filed a Current Report on Form 8-K on March 21, 2003 (Items 5 and 7) and Carnival Corporation and Carnival plc filed joint Current Reports on Form 8-K on April 17, 2003 (Items 4 and 7, as amended on April 29, 2003), April 23, 2003 (Items 5 and 7), April 30, 2003 (Items 5 and
7), May 7, 2003 (Item 5), May 19, 2003 (Items 5 and 7), May 23, 2003 (Item
5), May 29, 2003 (Items 5 and 7) and May 30, 2003 (Items 5 and 7).


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARNIVAL CORPORATION                      CARNIVAL PLC

By:/s/ Micky Arison                       By:/s/ Micky Arison
Micky Arison                              Micky Arison
Chairman of the Board of Directors        Chairman of the Board of Directors
and Chief Executive Officer               and Chief Executive Officer

By:/s/ Howard S. Frank                    By:/s/ Howard S. Frank
Howard S. Frank                           Howard S. Frank
Vice Chairman of the Board of             Vice Chairman of the Board of
Directors and Chief Operating Officer     Directors and Chief Operating
Officer

By:/s/ Gerald R. Cahill                   By:/s/ Gerald R. Cahill
Gerald R. Cahill                          Gerald R. Cahill
Senior Vice President-Finance             Senior Vice President-Finance
and Chief Financial and                   and Chief Financial and
Accounting Officer                        Accounting Officer

Dated: July 15, 2003                      Dated: July 15, 2003


                   CARNIVAL CORPORATION CERTIFICATIONS



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


Date: July 15, 2003

By:/s/ Micky Arison
Micky Arison
Chairman of the Board of Directors
and Chief Executive Officer





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


Date: July 15, 2003

By:/s/ Howard S. Frank
Howard S. Frank
Vice Chairman of the Board of
Directors and Chief
Operating Officer



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


Date: July 15, 2003

By:/s/ Gerald R. Cahill
Gerald R. Cahill
Senior Vice President-Finance
and Chief Financial and
Accounting Officer

                         CARNIVAL PLC CERTIFICATIONS



I, Micky Arison, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carnival plc;

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


Date: July 15, 2003

By:/s/ Micky Arison
Micky Arison
Chairman of the Board of Directors
and Chief Executive Officer





I, Howard S. Frank, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carnival plc;

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


Date: July 15, 2003

By:/s/ Howard S. Frank
Howard S. Frank
Vice Chairman of the Board of
Directors and Chief
Operating Officer



I, Gerald R. Cahill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carnival plc;

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


Date: July 15, 2003

By:/s/ Gerald R. Cahill
Gerald R. Cahill
Senior Vice President-Finance
and Chief Financial and
Accounting Officer




                                                          Exhibit 10.1

                                  CARNIVAL CORPORATION
                                    2002 STOCK PLAN

                    (Effective as of January 14, 2002,
                    as amended as of September 25, 2002,
          and as further amended and restated as of April 17, 2003)

1.	Purpose

     The purpose of the Plan is to provide a means through which each member of the Combined Group and their respective Affiliates may attract able persons to enter and remain in the employ of members of the Combined Group and their Affiliates and to provide a means whereby employees, directors and consultants of each member the Combined Group and their Affiliates can acquire and maintain Share ownership, thereby strengthening their commitment to the welfare of the members of the Combined Group and their Affiliates and promoting an identity of interest between shareholders and these persons.

     The Plan provides for granting of Incentive Stock Options, Nonqualified Stock Options and Restricted Stock Awards.

2.	Definitions

     The following definitions shall be applicable throughout the Plan.
(a)	"Affiliate" means (i) any entity that directly or
indirectly is controlled by, controls or is under common control with the Company or Carnival plc, and (ii) to the extent provided by the Committee, any entity in which the Company or Carnival plc has a significant equity interest.

(b)	"Award" means, individually or collectively, any
Incentive Stock Option, Nonqualified Stock Option or Restricted Stock Award.

(c)	"Award Agreement" means a Stock Option Agreement or
Restricted Stock Agreement.

(d)	"Board" means the Board of Directors of the Company.

(e)	"Carnival plc" means the entity previously known as P&O
Princess Cruises plc, a public limited company incorporated under the laws of England and Wales, and any successor thereto.

(f)	 "Cause" means a member of the Combined Group or an
Affiliate having "cause" to terminate a Participant's employment or service, as defined in any existing employment, consulting or any other agreement between the Participant and a member of the Combined Group or an Affiliate or, in the absence of such an employment, consulting or other agreement, upon (i) the determination by the Committee that the Participant has ceased to perform his duties to a member of the Combined Group or an Affiliate (other than as a result of his incapacity due to physical or mental illness or injury), which failure amounts to an intentional and extended neglect of his duties to such party, (ii) the Committee's determination that the Participant has engaged or is about to engage in willful misconduct or conduct which causes or may reasonably be expected to cause substantial damage to a member of the Combined Group or an Affiliate, (iii) the Participant having been convicted of, or plead guilty or no contest to, a felony or any crime involving as a material element fraud or dishonesty,
(iv) the failure of the Participant to follow the lawful instructions of the Board or any of his superiors or (v) in the case of a Participant who is a non-employee director, the Participant ceasing to be a member of the Board in connection with the Participant engaging in any of the activities described in clauses (i) through (iv) above.

(g)	"Change of Control" means, unless in the case of a
particular Award the applicable Award Agreement states otherwise or contains a different definition of "Change of Control," the occurrence of any of the following:

(i) 	the acquisition by any individual, entity or group
(within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more (on a fully diluted basis) of either (A) the then outstanding shares of common stock of the Company, taking into account as outstanding for this purpose such common stock issuable upon the exercise of options or warrants, the conversion of convertible stock or debt, and the exercise of any similar right to acquire such common stock (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this Plan, the following acquisitions shall not constitute a Change of Control: (I) any acquisition by the Company or any Affiliate, (II) any acquisition by any employee benefit plan sponsored or maintained by the Company or any Affiliate, (III) any acquisition by Marilyn B. Arison, Micky Arison, Shari Arison, Michael Arison or their spouses or lineal descendents, any trust established for the benefit of any of the aforementioned Arison family members, or any Person directly or indirectly controlling, controlled by or under common control with any of the aforementioned Arison family members or any trust established for the benefit of any of the aforementioned Arison family members or any charitable trust or non-profit entity established by any person or entity described in this clause (III), (IV) any acquisition by any Person which complies with clauses (A), (B) and (C) of subsection (v) of this Section 2(g), or (V) in respect of an Award held by a particular Participant, any acquisition by the Participant or any "affiliate" (within the meaning of 17 C.F.R. 230.405) of the Participant (persons described in clauses (I), (II), (III) (IV) and (V) being referred to hereafter as "Excluded Persons");

(ii) 	individuals who, on the date hereof,
constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation A promulgated under the Exchange Act, with respect to directors or as a result of any other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board shall be deemed to be an Incumbent Director;

(iii)	the dissolution or liquidation of the Company;

(iv)	the sale, transfer or other disposition of all or
substantially all of the business or assets of the Company; or

(v)	the consummation of a reorganization,
recapitalization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company that requires the approval of the Company's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (A) more than 50% of the total voting power of (x) the corporation resulting from such Business Combination (the "Surviving Company"), or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of sufficient voting securities eligible to elect a majority of the directors of the Surviving Company (the "Parent Company"), is represented by the Outstanding Company Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which the Outstanding Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of the Company's Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no Person (other than any Excluded Person), is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) and (C) at least a majority of the members of the board of directors of the Parent Company (or, if there is no Parent Company, the Surviving Company) following the consummation of the Business Combination were Board members at the time of the Board's approval of the execution of the initial agreement providing for such Business Combination.

(h)	"Code" means the Internal Revenue Code of 1986, as
amended. Reference in the Plan to any section of the Code shall be deemed to include any amendments or successor provisions to such section and any regulations under such section.

(i)	"Committee" means the Compensation Committee of the
Board. Unless the Board determines otherwise, each member of the Committee shall, at the time he takes any action with respect to an Award under the Plan, be an Eligible Director. However, the mere fact that a Committee member shall fail to qualify as an Eligible Director shall not invalidate any Award granted by the Committee which Award is otherwise validly granted under the Plan.

(j)	"Common Stock" means the common stock, par value $0.01
per share, of the Company and any stock into which such common stock may be converted or into which it may be exchanged.

(k)	"Combined Group" means the Company and Carnival plc and
any successor thereto.

(l)	"Company" means Carnival Corporation, a corporation
organized under the laws of the Republic of Panama, and any successor thereto.

(m)	"Date of Grant" means the date on which the granting of
an Award is authorized, or such other date as may be specified in such authorization or, if there is no such date, the date indicated on the applicable Award Agreement.

(n)	"Disability" means, unless in the case of a particular
Award, the applicable Award Agreement states otherwise, a condition entitling a person to receive benefits under the long-term disability plan of a member of the Combined Group or an Affiliate, as may be applicable to the Participant in question, or, in the absence of such a plan, the complete and permanent inability by reason of illness or accident to perform the duties of the occupation at which a Participant was employed or served when such disability commenced, as determined by the Committee based upon medical evidence acceptable to it.

(o) 	"Effective Date" means January 14, 2002.

(p)	"Eligible Director" means a person who is (i) a "non-
employee director" within the meaning of Rule 16b-3 under the Exchange Act, or a person meeting any similar requirement under any successor rule or regulation and (ii) an "outside director" within the meaning of Section 162(m) of the Code, and the Treasury Regulations promulgated thereunder; provided, however, that clause (ii) shall apply only with respect to grants of Awards with respect to which the Company's tax deduction could be limited by Section 162(m) of the Code if such clause did not apply.

(q)	"Eligible Person" means any (i) individual regularly
employed by a member of the Combined Group or an Affiliate who satisfies all of the requirements of Section 6; provided, however, that no such employee covered by a collective bargaining agreement shall be an Eligible Person unless and to the extent that such eligibility is set forth in such collective bargaining agreement or in an agreement or instrument relating thereto; (ii) director of a member of the Combined Group or an Affiliate or
(iii) consultant or advisor to a member of the Combined Group or an Affiliate who may be offered securities pursuant to Form S-8 (which, as of the Effective Date, includes only those who (A) are natural persons and (B) provide bona fide services to a member of the Combined Group other than in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities).

(r)	"Exchange Act" means the Securities Exchange Act of
1934, as amended.

(s)	"Fair Market Value", on a given date means (i) if the
Shares are listed on a national securities exchange, the average of the highest and lowest sale prices reported as having occurred on the primary exchange with which the Shares are listed and traded on such date, or, if there is no such sale on that date, then on the last preceding date on which such a sale was reported; (ii) if the Shares are not listed on any national securities exchange but is quoted in the Nasdaq National Market ("Nasdaq") on a last sale basis, the average between the high bid price and low ask price reported on the date prior to such date, or, if there is no such sale on that date, then on the last preceding date on which a sale was reported; or (iii) if the Shares are not listed on a national securities exchange nor quoted in the Nasdaq on a last sale basis, the amount determined by the Committee to be the fair market value based upon a good faith attempt to value the Shares accurately and computed in accordance with applicable regulations of the Internal Revenue Service.

(t)	"Incentive Stock Option" means an Option granted by the
Committee to a Participant under the Plan which is designated by the Committee as an incentive stock option as described in Section 422 of the Code and which otherwise meets the requirements set forth herein.

(u)	"Mature Shares" means Shares owned by a Participant
which are not subject to any pledge or other security interest and have either been held by the Participant for six months, previously acquired by the Participant on the open market or meet such other requirements as the Committee may determine are necessary in order to avoid an accounting earnings charge on account of the use of such Shares to pay the Option Price or satisfy a withholding obligation in respect of an Option.

(v)	"Nonqualified Stock Option" means an Option granted by
the Committee to a Participant under the Plan, which is not designated by the Committee as an Incentive Stock Option.

(w) 	"Option" means an Award granted under Section 7.

(x)	"Option Period" means the period described in Section
7(c).

(y)	"Option Price" means the exercise price for an Option as
described in Section 7(a).

(z)	"Pairing Agreement" means the Pairing Agreement, dated
April 17, 2003, among Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee of the Carnival plc Special Voting Trust, and Sun Trust Bank, as transfer agent, as it may be amended from time to time.

(aa)	"Participant" means an Eligible Person who has been
selected by the Committee to participate in the Plan and to receive an Option pursuant to Section 6 or a Restricted Stock Award pursuant to Section 8.

(bb)	"Performance Goals" means the performance objectives
which may be established by the Committee for the purpose of determining whether, and to what extent, Awards will be earned for a Restricted Period.
 To the extent an Award is intended to qualify as "performance-based compensation" under Section 162(m) of the Code, the Performance Goals shall be established with reference to one or more of the following, either on a Combined Group-wide basis or, as relevant, in respect of the Company, Carnival plc or one or more Affiliates, divisions or operations of a member of the Combined Group:
(i)	earnings (gross, net or per share)
(ii) 	stock price (absolute or relative to other
companies)
(iii)	market share
(iv)	gross or net profit margin
(v)	costs or expenses
(vi)	productivity improvements
(vii)	total shareholder return (absolute or relative
to other companies).
				.
(cc)	"Plan" means this Carnival Company 2002 Stock Plan, as
amended.

(dd)	"Restricted Period" means, with respect to any share of
Restricted Stock, the period of time determined by the Committee during which such Award is subject to the restrictions set forth in Section 8.

(ee)	"Restricted Stock" means Shares issued or transferred to
a Participant subject to forfeiture and the other restrictions set forth in
Section 8.

(ff)	"Restricted Stock Award" means an Award of Restricted
Stock granted under Section 8.

(gg)	"Retirement" means a termination of employment with a
member of the Combined Group and all Affiliates by a Participant on or after the earlier of (i) age 65 with at least five years of employment with a member of the Combined Group and/or its Affiliates or (ii) age 55 with at least 15 years of employment with a member of the Combined Group and/or its Affiliates.

(hh)	"Securities Act" means the Securities Act of 1933, as
amended.

(ii)	"Share" means the aggregate of one share of Common Stock
and one Trust Share.

(jj)	"Stock Option Agreement" means any agreement between the
Company and a Participant who has been granted an Option pursuant to Section 7 which defines the rights and obligations of the parties thereto.

(kk)	"Subsidiary" means any subsidiary of the Company as
defined in Section 424(f) of the Code.

(ll)	"Trust Share" shall have the meaning assigned to it in
the Pairing Agreement.

3.	Effective Date, Duration and Shareholder Approval

The Plan is effective as of the Effective Date, and the Plan was approved by shareholders at a meeting held on April 15, 2002 in a manner intended to comply with the shareholder approval requirements of Sections 422(b)(1) and 162(m) of the Code and the New York Stock Exchange. The validity of any and all Restricted Stock Awards and any Award granted to an Eligible Person who is an employee or a director of, or a consultant or advisor to Carnival plc and its Affiliates (but not the Company) are contingent upon approval of the April 17, 2003 amendment and restatement of this Plan by the shareholders of the Company in a manner intended to comply with the shareholder approval requirements of Section 162(m) of the Code and the New York Stock Exchange.

The expiration date of the Plan, on and after which no Awards may be granted hereunder, shall be the tenth anniversary of the Effective Date; provided, however, that the administration of the Plan shall continue in effect until all matters relating to Awards previously granted have been settled.

4.	Administration

The Committee shall administer the Plan. The majority of the members of the Committee shall constitute a quorum. The acts of a majority of the members present at any meeting at which a quorum is present or acts approved in writing by a majority of the Committee shall be deemed the acts of the Committee.
Subject to the provisions of the Plan and applicable law, the Committee shall have the power, in addition to other express powers and authorizations conferred on the Committee by the Plan, to: (i) designate Participants;
(ii) determine the type or types of Awards to be granted to a Participant;
(iii) determine the number of Shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, Awards; (iv) determine the terms and conditions of any Awards; (v) determine whether, to what extent, and under what circumstances Awards may be settled or exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended and the method or methods by which Awards may be settled, exercised, canceled, forfeited or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, Shares, other securities, other Awards, other property and other amounts payable with respect to an Award shall be deferred either automatically or at the election of the holder thereof or of the Committee; (vii) interpret, administer reconcile any inconsistency, correct any defect and/or supply any omission in the Plan and any instrument or agreement relating to, or Award granted under, the Plan; (viii) establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (ix) make any other determination and take any other action specified under the Plan or that the Committee deems necessary or desirable for the administration of the Plan.

(b) The Committee shall have the authority to amend the Plan (including by the adaptation of appendices or subplans) and/or the terms and conditions relating to an Award to the extent necessary to permit participation in the Plan by Eligible Persons who are located outside of the United States on terms and conditions comparable to those afforded to Eligible Persons located within the United States; provided, however, that no such action shall be taken without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the Plan (including as necessary to prevent the Company from being denied a tax deduction on account of Section 162(m) of the Code).

(c) Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award or any documents evidencing Awards shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon all parties, including, without limitation, each member of the Combined Group, their respective Affiliates, any Participant, any holder or beneficiary of any Award, and any shareholder.

5.	Grant of Awards; Shares Subject to the Plan

The Committee may, from time to time, grant Awards of Options or Restricted Stock to one or more Eligible Persons; provided, however, that:

(a)	Subject to Section 10, the aggregate number of Shares in
respect of which Awards may be granted under the Plan shall not exceed
40,000,000.

(b)	Shares shall be deemed to have been used in settlement
of Awards whether they are actually delivered. In the event any Award shall be surrendered, terminate, expire, forfeited or cancelled for any reason whatsoever without the Participant having benefited from therefrom, the number of Shares no longer subject thereto shall thereupon be released and shall thereafter be available for new Awards under the Plan. For purposes of the foregoing sentence, a Participant shall not be deemed to have received any "benefit" in the case of forfeited Restricted Stock Awards by reason of having enjoyed voting rights and dividend rights prior to the date of forfeiture;

(c)	Shares delivered by the Company in settlement of Awards
may be authorized and unissued Shares or Shares held in the treasury of the Company or purchased on the open market or by private purchase; and

(d)	Subject to Section 10, no person may be granted an Award
under the Plan during any calendar year with respect to more than 2,000,000 Shares; provided that such number shall be adjusted pursuant to Section 10, and Shares otherwise counted against such number, only in a manner which will not cause the Awards granted under the Plan to fail to qualify as "performance-based compensation" under Section 162(m) of the Code.

6.	Eligibility

Participation shall be limited to Eligible Persons who have received written notification from the Committee, or from a person designated by the Committee, that they have been selected to participate in the Plan.

7.	Terms of Options

The Committee is authorized to grant one or more Incentive Stock Options or Nonqualified Stock Options to any Eligible Person; provided, however, that no Incentive Stock Option shall be granted to any Eligible Person who is not an employee of the Company or a Subsidiary. Each Option so granted shall be subject to the conditions set forth in this Section 7, or to such other conditions as may be reflected in the applicable Stock Option Agreement.

(a)	Option Price.  The Option Price per Share for each
Option shall be set by the Committee at the time of grant but shall not be less than (i) in the case of an Incentive Stock Option, and subject to
Section 7(f), the Fair Market Value of a Share on the Date of Grant, and
(ii) in the case of a Non-Qualified Stock Option, 85% of the Fair Market Value of a Share on the Date of Grant; provided, however, that all Options intended to qualify as "performance-based compensation" under Section 162(m) of the Code shall have an Option Price per Share no less than the Fair Market Value of a Share on the Date of Grant.

(b)	Manner of Exercise and Form of Payment.  No Shares shall
be delivered pursuant to any exercise of an Option until payment in full of the Option Price therefor is received by the Company. Options which have become exercisable may be exercised by delivery of written notice of exercise to the Company accompanied by payment of the aggregate Option Price. The Option Price shall be payable in cash and/or Shares valued at the Fair Market Value at the time the Option is exercised (including by means of attestation of ownership of a sufficient number of Shares in lieu of actual delivery of such Shares to the Company), provided that such Shares are Mature Shares, or, in the discretion of the Committee, either (i) in other property having a fair market value on the date of exercise equal to the Option Price, (ii) by delivering to the Committee a copy of irrevocable instructions to a stockbroker to deliver promptly to the Company an amount of loan proceeds, or proceeds of the sale of the Shares subject to the Option, sufficient to pay the Option Price or (iii) by such other method as the Committee may allow.

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

Unless otherwise stated in the applicable Stock Option
Agreement, an Option shall expire earlier than the end of the Option Period in the following circumstances:

(i)	If prior to the end of the Option Period, the
Participant's employment or service with each member of the Combined Group and all Affiliates is terminated by a member of the Combined Group without Cause or by the Participant for any reason other than Retirement, the Option shall expire on the earlier of the last day of the Option Period or the date that is three months after the date of such termination; provided, however, that any Participant whose employment or service with a member of the Combined Group or any Affiliate is terminated and who is subsequently rehired or reengaged by a member of the Combined Group or any Affiliate prior to the expiration of the Option shall not be considered to have undergone a termination.
 In the event of a termination described in this clause (i), the Option shall remain exercisable by the Participant until its expiration only to the extent the Option was exercisable at the time of such termination.

(ii)	If the Participant dies or is terminated on account
of Disability prior to the end of the Option Period and while still in the employ or service of a member of the Combined Group or an Affiliate, or dies following a termination described in clause (i) above but prior to the expiration of an Option, the Option shall expire on the earlier of the last day of the Option Period or the date that is one year after the date of death or termination on account of Disability of the Participant, as applicable. In such event, the Option shall remain exercisable by the Participant or his or her beneficiary determined in accordance with Section 9(p), as applicable, until its expiration only to the extent the Option was exercisable by the Participant at the time of such event.

(iii)	If the Participant ceases employment or
service with a member of the Combined Group and Affiliates due to a termination by a member of the Combined Group or an Affiliate for Cause, the Option shall expire immediately upon such cessation of employment or service.

Unless stated otherwise in an applicable Stock Option
Agreement, if the Participant terminates by reason of Retirement prior to the end of the Option Period, the Option shall (i) expire at the end of the Option Period and (ii) continue vesting in accordance with the vesting schedule set forth in the Stock Option Agreement, without regard to any requirement in such vesting schedule that the Participant remain employed with a member of the Combined Group or an Affiliate as a condition to vesting.

(d)	Other Terms and Conditions.  Each Option granted under
the Plan shall be evidenced by a Stock Option Agreement. Except as specifically provided otherwise in a Stock Option Agreement, each Option granted under the Plan shall be subject to the following terms and conditions:

(i)	Each Option or portion thereof that is exercisable
shall be exercisable for the full amount or for any part thereof.

(ii)	Each Share purchased through the exercise of an
Option shall be paid for in full at the time of the exercise. Each Option shall cease to be exercisable, as to any Share, when the Participant purchases the share or when the Option expires.

(iii)	Subject to Section 8(h), Options shall not be
transferable by the Participant except by will or the laws of descent and distribution and shall be exercisable during the Participant's lifetime only by him.

(iv)	Each Option shall vest and become exercisable by
the Participant in accordance with the vesting schedule established by the Committee and set forth in the Stock Option Agreement.

(v)	At the time of any exercise of an Option, the
Committee may, in its sole discretion, require a Participant to deliver to the Committee a written representation that the Shares to be acquired upon such exercise are to be acquired for investment and not for resale or with a view to the distribution thereof. Upon such a request by the Committee, delivery of such representation prior to the delivery of any Shares issued upon exercise of an Option shall be a condition precedent to the right of the Participant or such other person to purchase any Shares. In the event certificates for Shares are delivered under the Plan with respect to which such investment representation has been obtained, the Committee may cause a legend or legends to be placed on such certificates to make appropriate reference to such representation and to restrict transfer in the absence of compliance with applicable federal or state securities laws.

(vi)	Each Participant awarded an Incentive Stock Option
under the Plan shall notify the Company in writing immediately after the date he makes a disqualifying disposition of any Shares acquired pursuant to the exercise of such Incentive Stock Option. A disqualifying disposition is any disposition (including any sale) of such Shares before the later of (a) two years after the Date of Grant of the Incentive Stock Option or (b) one year after the date the Participant acquired the Shares by exercising the Incentive Stock Option.

(vii)	Except as specifically provided otherwise in a
Stock Option Agreement, any Participant who is classified as a "shipboard employee," and who has not otherwise evidenced a specific intent to permanently terminate his employment with each member of the Combined Group and all Affiliates (as reasonably determined by the Committee) shall not be considered to have terminated employment with each member of the Combined Group and all Affiliates until a six-month period has expired from his signing off of a ship without physically signing on to another ship.

(e)	Incentive Stock Option Grants to 10% Shareholders.
Notwithstanding anything to the contrary in this Section 7, if an Incentive Stock Option is granted to a Participant who owns stock representing more than ten percent of the voting power of all classes of stock of the Company or of a Subsidiary or a parent of the Company, the Option Period shall not exceed five years from the Date of Grant of such Option and the Option Price shall be at least 110 percent of the Fair Market Value (on the Date of Grant) of the Shares subject to the Option.
(f)	$100,000 Per Year Limitation for Incentive Stock
Options. To the extent the aggregate Fair Market Value (determined as of the Date of Grant) of Shares for which Incentive Stock Options are exercisable for the first time by any Participant during any calendar year (under all plans of the Company) exceeds $100,000, such excess Incentive Stock Options shall be treated as Nonqualified Stock Options.

8.	Restricted Stock Awards

(a)	Awards of Restricted Stock.

(i)	The Committee shall have the authority (A) to grant
Restricted Stock Awards to Eligible Persons, (B) to issue or transfer Restricted Stock to Participants, and (C) to establish terms, conditions and restrictions applicable to such Restricted Stock, including the Restricted Period, which may differ with respect to each Participant, the time or times at which Restricted Stock shall be granted or become vested and the number of Shares to be covered by each grant.

(ii)	Each Participant granted a Restricted Stock Award
shall execute and deliver to the Company a Restricted Stock Agreement with respect to the Restricted Stock setting forth the restrictions applicable to such Restricted Stock. If the Committee determines that the Restricted Stock shall be held in escrow rather than delivered to the Participant pending the release of the applicable restrictions, the Committee may require the Participant to additionally execute and deliver to the Company (A) an escrow agreement satisfactory to the Committee and (B) the appropriate blank stock powers with respect to the Restricted Stock covered by such agreement. If a Participant shall fail to execute an agreement evidencing an Award of Restricted Stock and, if applicable, an escrow agreement and stock powers, the Award shall be null and void. Subject to the restrictions set forth in
Section 8(b), the Participant generally shall have the rights and privileges of a stockholder as to such Restricted Stock, including the right to vote such Restricted Stock. At the discretion of the Committee, cash dividends and stock dividends with respect to the Restricted Stock may be either currently paid to the Participant or withheld by the Company for the Participant's account, and interest may be credited on the amount of cash dividends withheld at a rate and subject to such terms as determined by the Committee. The cash dividends or stock dividends so withheld by the Committee and attributable to any particular share of Restricted Stock (and earnings thereon, if applicable) shall be distributed to the Participant upon the release of restrictions on such share and, if such share is forfeited, the Participant shall have no right to such cash dividends stock dividends.

(iii)	Upon the grant of an Award of Restricted
Stock, the Committee shall cause a stock certificate registered in the name of the Participant to be issued and, if it so determines, deposited together with the stock powers with an escrow agent designated by the Committee. If an escrow arrangement is used, the Committee may cause the escrow agent to issue to the Participant a receipt evidencing any stock certificate held by it registered in the name of the Participant.

(b)	Restrictions.

(i)	Restricted Stock awarded to a Participant shall be
subject to the following restrictions until the expiration of the Restricted Period, and to such other terms and conditions as may be set forth in the applicable Restricted Stock Agreement: (A) if an escrow arrangement is used, the Participant shall not be entitled to delivery of the stock certificate; (B) the Shares shall be subject to the restrictions on transferability set forth in the Restricted Stock Agreement; (C) the Shares shall be subject to forfeiture to the extent provided in the applicable Restricted Stock Agreement and, to the extent such Shares are forfeited, the stock certificates shall be returned to the Company, and all rights of the Participant to such Shares and as a shareholder shall terminate without further obligation on the part of the Company.

(ii)	The Committee shall have the authority to remove
any or all of the restrictions on the Restricted Stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of the Restricted Stock Award, such action is appropriate.
(c)	Restricted Period.  The Restricted Period of Restricted
Stock shall commence on the Date of Grant and shall expire from time to time as to that part of the Restricted Stock indicated in a schedule established by the Committee in the applicable Restricted Stock Agreement.
(d)	Delivery of Restricted Stock.  Upon the expiration of
the Restricted Period with respect to any Shares covered by an Award of Restricted Stock, the restrictions set forth in Section 8(b) and the Restricted Stock Agreement shall be of no further force or effect with respect to shares of Restricted Stock which have not then been forfeited.
If an escrow arrangement is used, upon such expiration, the Company shall deliver to the Participant, or his beneficiary, without charge, the stock certificate evidencing the shares of Restricted Stock which have not then been forfeited and with respect to which the Restricted Period has expired (to the nearest full share) and any cash dividends or stock dividends credited to the Participant's account with respect to such Restricted Stock and the interest thereon, if any.
(e)	Stock Restrictions.  Each certificate representing
Restricted Stock awarded under the Plan shall bear a legend until the lapse of all restrictions with respect to the Shares subject to the Award substantially in the form set forth below, as well as containing any other information the Company deems appropriate:


Transfer of this certificate and the shares represented hereby is restricted pursuant to the terms of the Carnival Corporation 2002 Stock Plan, as amended from time to time, and a Restricted Stock Agreement, dated as of _____________, between Carnival Corporation and __________________. Copies of such Plan and Agreement are on file at the offices of Carnival Corporation.
Stop transfer orders shall be entered with the Company's transfer agent and registrar against the transfer of legended securities.


(f) 	Applicability of Section 162(m).  With respect to Awards
of Restricted Stock intended to qualify as "performance-based compensation" under Section 162(m) of the Code, this Section 8 (including the substance of the Performance Goals, the timing of establishment of the Performance Goals, the adjustment of the Performance Goals and determination of the Award) shall be implemented by the Committee in a manner designed to preserve such Awards as such "performance-based compensation."

9.	General

(a)	Additional Provisions of an Award.  Awards granted to a
Participant under the Plan also may be subject to such other provisions (whether or not applicable to Awards granted to any other Participant) as the Committee determines appropriate including, without limitation, provisions to assist the Participant in financing the purchase of Shares upon the exercise of Options (provided that the Committee determines that providing such financing does not violate the Sarbanes-Oxley Act of 2002), provisions for the forfeiture of or restrictions on resale or other disposition of Shares acquired under any Award, provisions giving the Company the right to repurchase Shares acquired under any Award in the event the Participant elects to dispose of such Shares, provisions allowing the Participant to elect to defer the receipt of Shares upon the exercise of Awards for a specified period or until a specified event, and provisions to comply with Federal and state securities laws and Federal and state tax withholding requirements. Any such provisions shall be reflected in the applicable Award Agreement.

(b)	Privileges of Stock Ownership.  Except as otherwise
specifically provided in the Plan, no person shall be entitled to the privileges of ownership in respect of Shares which are subject to Awards hereunder until such Shares have been issued to that person.

(c)	Government and Other Regulations.  The obligation of the
Company to issue Shares upon the exercise of Options or otherwise settle Awards in Shares shall be subject to all applicable laws, rules, and regulations, and to such approvals by governmental agencies as may be required. Notwithstanding any terms or conditions of any Award to the contrary, the Company shall be under no obligation to offer to sell or to sell and shall be prohibited from offering to sell or selling any Shares pursuant to an Award unless such Shares have been properly registered for sale pursuant to the Securities Act with the Securities and Exchange Commission or unless the Company has received an opinion of counsel, satisfactory to the Company, that such Shares may be offered or sold without such registration pursuant to an available exemption therefrom and the terms and conditions of such exemption have been fully complied with. The Company shall be under no obligation to register for sale under the Securities Act any of the Shares to be offered or sold under the Plan. If the Shares offered for sale or sold under the Plan are offered or sold pursuant to an exemption from registration under the Securities Act, the Company may restrict the transfer of such Shares and may legend the stock certificates representing such Shares in such manner as it deems advisable to ensure the availability of any such exemption.

(d)	Tax Withholding.

(i)	A Participant may be required to pay to a member of
the Combined Group or any Affiliate, and each member of the Combined Group or any Affiliate shall have the right and is hereby authorized to withhold from any Shares or other property deliverable under any Award or from any compensation or other amounts owing to a Participant the amount (in cash, Shares or other property) of any required tax withholding and payroll taxes in respect of an Award, its exercise, or any payment or transfer under an Award or under the Plan and to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for the payment of such taxes.
(ii)	Without limiting the generality of clause (i)
above, the Committee may, in its sole discretion, permit a Participant to satisfy, in whole or in part, the foregoing withholding liability (but no more than the minimum required withholding liability if using method (B) or
(C) of this subsection) by (A) payment in cash; (B) delivery of Shares owned by the Participant (which Shares must be Mature Shares) with a Fair Market Value equal to such withholding liability or (C) having the Company withhold from the number of Shares otherwise issuable pursuant to the exercise of the Award a number of Shares with a Fair Market Value equal to such withholding liability.
(e)	Claim to Options and Employment Rights.  No employee of
a member of the Combined Group, an Affiliate, or other person, shall have any claim or right to be granted an Award under the Plan or, having been selected for the grant of an Award, to be selected for a grant of any other Award. Neither the Plan nor any action taken hereunder shall be construed as giving any Participant any right to be retained in the employ or service of a member of the Combined Group or an Affiliate.
(f)	No Liability of Committee Members.  No member of the
Committee shall be personally liable by reason of any contract or other instrument executed by such member or on his behalf in his capacity as a member of the Committee nor for any mistake of judgment made in good faith, and the Company shall indemnify and hold harmless each member of the Committee and each other employee, officer or director of the Company to whom any duty or power relating to the administration or interpretation of the Plan may be allocated or delegated, against any cost or expense (including counsel fees) or liability (including any sum paid in settlement of a claim) arising out of any act or omission to act in connection with the Plan unless arising out of such person's own fraud or willful bad faith; provided, however, that approval of the Board shall be required for the payment of any amount in settlement of a claim against any such person. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or By-Laws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.
(g)	Governing Law.  The Plan shall be governed by and
construed in accordance with the internal laws of the State of Florida without regard to the principles of conflicts of law thereof, or principles of conflicts of laws of any other jurisdiction which could cause the application of the laws of any jurisdiction other than the State of Florida.

(h)	Nontransferability.

(i) Each Award shall be exercisable only by a Participant during the Participant's lifetime, or, if permissible under applicable law, by the Participant's legal guardian or representative. No Award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Participant otherwise than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against each member of the Combined Group or an Affiliate; provided that the designation of a beneficiary shall not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance.
(ii) Notwithstanding the foregoing, the Committee may, in its sole discretion, permit Nonqualified Stock Options and Restricted Stock to be transferred by a Participant, without consideration, subject to such rules as the Committee may adopt consistent with any applicable Award Agreement to preserve the purposes of the Plan, to:

(A)	any person who is a "family member" of the Participant,
as such term is used in the instructions to Form S-8
(collectively, the "Immediate Family Members");
(B)	a trust solely for the benefit of the Participant and
his or her Immediate Family Members;
(C)	a partnership or limited liability company whose only
partners or shareholders are the Participant and his Immediate Family Members; or

(D)	any other transferee as may be approved either (a) by
the Board or the Committee in its sole discretion, or
(b) as provided in the applicable Award Agreement;
(each transferee described in clauses (A), (B), (C) and (D) above is hereinafter referred to as a "Permitted Transferee"); provided that the Participant gives the Committee advance written notice describing the terms and conditions of the proposed transfer and the Committee notifies the Participant in writing that such a transfer would comply with the requirements of the Plan.

(iii)  The terms of any Nonqualified Stock Option or
Restricted Stock transferred in accordance with the immediately preceding sentence shall apply to the Permitted Transferee and any reference in the Plan, or in any applicable Award Agreement, to a Participant shall be deemed to refer to the Permitted Transferee, except that (A) Permitted Transferees shall not be entitled to transfer any Nonqualified Stock Option or Restricted Stock, other than by will or the laws of descent and distribution; (B) Permitted Transferees shall not be entitled to exercise a transferred Nonqualified Stock Option unless there shall be in effect a registration statement on an appropriate form covering the Shares to be acquired pursuant to the exercise of such Nonqualified Stock Option if the Committee determines, consistent with any applicable Stock Option Agreement, that such a registration statement is necessary or appropriate, (C) the Committee or any member of the Combined Group shall not be required to provide any notice to a Permitted Transferee, whether or not such notice is or would otherwise have been required to be given to the Participant under the Plan or otherwise, and (D) the consequences of a Participant no longer being employed by, or in the services of, the a member of the Combined Group or an Affiliate under the terms of the Plan and the applicable Award Agreement shall continue to be applied with respect to the Participant, including, without limitation, that a Nonqualified Stock Option shall be exercisable by the Permitted Transferee only to the extent, and for the periods, specified in the Plan and the applicable Stock Option Agreement.
(i)	Reliance on Reports.  Each member of the Committee and
each member of the Board shall be fully justified in acting or failing to act, as the case may be, and shall not be liable for having so acted or failed to act in good faith reliance upon any report made by the independent public accountant of the Combined Group and its Affiliates and upon any other information furnished in connection with the Plan by any person or persons other than himself.
(j)	Relationship to Other Benefits.  No payment under the
Plan shall be taken into account in determining any benefits under any pension, retirement, profit sharing, group insurance or other benefit plan of a member of the Combined Group or any Affiliate except as otherwise specifically provided in such other plan.
(k)	Expenses.  The expenses of administering the Plan shall
be borne by the Company and Affiliates.
(l)	Gender and Number.  Where the context admits, masculine
pronouns and other words of masculine gender shall refer to both men and women, words in the singular shall include the plural and words in the plural shall include the singular.
(m)	Titles and Headings.  The titles and headings of the
sections in the Plan are for convenience of reference only, and in the event of any conflict, the text of the Plan, rather than such titles or headings shall control.
(n)	Termination of Employment.  For all purposes herein, a
person who transfers from employment or service with a member of the Combined Group to employment or service with an Affiliate or vice versa shall not be deemed to have terminated employment or service with a member of the Combined Group or such Affiliate.
(o)	Severability.  If any provision of the Plan or any Award
Agreement is or becomes or is deemed to be invalid, illegal, or unenforceable in any jurisdiction or as to any person or Award, or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to the applicable laws, or if it cannot be construed or deemed amended without, in the determination of the Committee, materially altering the intent of the Plan or Award, such provision shall be stricken as to such jurisdiction, person or Award and the remainder of the Plan and any such Award shall remain in full force and effect.
(p)	Beneficiary Designation.  Each Participant may designate
one or more beneficiaries by delivering a signed written designation thereof to the Committee. Upon the death of a Participant, his beneficiaries shall be entitled to the Awards granted to such Participant under the terms of this Plan. A Participant may change his beneficiary designation at any time by delivering a new designation in accordance with the first sentence of this paragraph. Any designation shall become effective only upon its receipt by the Committee. In the absence of an effective beneficiary designation in accordance with this Section 9(p), a Participant's beneficiary shall be his estate. After the receipt of Options in accordance with this paragraph, beneficiaries will only be able to exercise such Options in accordance with Section 7(c)(ii) of this Plan.

10.	Changes in Capital Structure

Awards granted under the Plan and any Award Agreements, the maximum number of Shares subject to all Awards stated in Section 5(a) and the maximum number of Shares with respect to which any one person may be granted Awards during any period stated in Section 5(d) shall be subject to adjustment or substitution, as determined by the Committee in its sole discretion, as to the number, price or kind of a share of stock or other consideration subject to such Awards or as otherwise determined by the Committee to be equitable
(i) in the event of changes in the outstanding Shares or in the capital structure of the Company by reason of stock or extraordinary cash dividends, stock splits, reverse stock splits, recapitalization, reorganizations, mergers, consolidations, combinations, exchanges, an unpairing of the shares of Common Stock from the Trust Shares, or other relevant changes in capitalization occurring after the Date of Grant of any such Awards or (ii) in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, Participants, or which otherwise warrants equitable adjustment because it interferes with the intended operation of the Plan. Any adjustment in Incentive Stock Options under this
Section 10 shall be made only to the extent not constituting a "modification" within the meaning of Section 424(h)(3) of the Code, and any adjustments under this Section 10 shall be made in a manner which does not adversely affect the exemption provided pursuant to Rule 16b-3 under the Exchange Act. Further, with respect to Awards intended to qualify as "performance-based compensation" under Section 162(m) of the Code, such adjustments or substitutions shall be made only to the extent that the Committee determines that such adjustments or substitutions may be made without causing the Company to be denied a tax deduction on account of
Section 162(m) of the Code. The Company shall give each Participant notice of an adjustment hereunder and, upon notice, such adjustment shall be conclusive and binding for all purposes.

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

C.	The reorganization or liquidation of the Company; or

D.	The Company shall enter into a written agreement to undergo an event described in clauses A, B or C above,
then the Committee may, in its discretion and upon at least 10 days advance notice to the affected persons, cancel any outstanding Awards and cause the holders thereof to be paid, in cash or stock, or any combination thereof, the value of such Awards based upon the price per share of the shares of stock or other consideration received or to be received by other shareholders of the Company in the event. The terms of this Section 10 may be varied by the Committee in any particular Award Agreement.

11.	Effect of Change of Control

Except to the extent reflected in a particular Award Agreement:

(a)	In the event of a Change of Control, notwithstanding any
provision of the Plan to the contrary, all Options shall become immediately exercisable with respect to 100 percent of the Shares subject to such Option, and the Restricted Period shall expire immediately with respect to 100 percent of the shares of Restricted Stock (including a waiver of any applicable Performance Goals) and, to the extent practicable, such acceleration of exercisability and expiration of the Restricted Period (as applicable) shall occur in a manner and at a time which allows affected Participants the ability to participate in the Change in Control transaction with respect to the Shares subject to their Awards.
(b)	In addition, in the event of a Change of Control, the
Committee may in its discretion and upon at least 10 days' advance notice to the affected persons, cancel any outstanding Award and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such Awards based upon the price per Share received or to be received by other shareholders of the Company in the event.
(c)	The obligations of the Company under the Plan shall be
binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Company, or upon any successor corporation or organization succeeding to substantially all of the assets and business of the Company. The Company agrees that it will make appropriate provisions for the preservation of Participants' rights under the Plan in any agreement or plan which it may enter into or adopt to effect any such merger, consolidation, reorganization or transfer of assets.
12.	Nonexclusivity of the Plan
Neither the adoption of this Plan by the Board nor the submission of this Plan to the shareholders of the Company for approval shall be construed as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under this Plan, and such arrangements may be either applicable generally or only in specific cases.

13.	Amendments and Termination

(a)	Amendment and Termination of the Plan.  The Board may amend, alter, suspend, discontinue, or terminate the Plan or any portion thereof at any time; provided that no such amendment, alteration, suspension, discontinuation or termination shall be made without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the Plan (including as necessary to prevent the Company from being denied a tax deduction on account of Section 162(m) of the Code); and provided further that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any
Participant or any holder or beneficiary of any Option theretofore granted shall not to that extent be effective without the consent of the affected Participant, holder or beneficiary.
(b)	Amendment of Award Agreements.  The Committee may waive any conditions or rights under, amend any terms of, or alter, suspend, discontinue, cancel or terminate, any Award theretofore granted or the associated Award
Agreement, prospectively or retroactively; provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that would impair the rights of any Participant, holder or beneficiary in respect of any Award theretofore granted shall not to that extent be effective without the consent of the affected Participant; and provided further that, without stockholder approval, the Committee may not take any action that results in the "repricing" of any Option granted under the Plan. For purposes of this Section 13(b) a "repricing" means any of the following (or any other action that has the same effect of any of the following): (i) amending or modifying the terms of an Option after the Date of Grant in a manner that reduces the Option Price of such Option; (ii) any other action that would either (A) be reportable on the Company's proxy statement as Options which have been "repriced" (as such term is used in Item 402 of Regulation S-K promulgated under the Exchange Act) or (B) results in an Option being considered repriced under generally accepted accounting principles; or (iii) canceling an Option at time when its Option Price is equal to or less than the Fair Market Value of the Shares subject to the Option, in exchange for another Option, Restricted Stock Award or any other equity-based award. A cancellation and exchange described in clause
(iii) of the preceding sentence will be considered a "repricing" regardless of whether (x) the Option, Restricted Stock Award or other equity-based award is delivered simultaneously with the cancellation of the Option, (y) it is reportable as a repricing in the Company's proxy statement or under generally accepted accounting principles, and (z) the cancellation of the Option was voluntary on the part of the Participant.


                                      *       *       *
     As adopted by the Board of Directors of Carnival Corporation as of January 14, 2002 and amended as of September 25, 2002, and further amended and restated as of April 17, 2003.


                                                       Exhibit 10.2

                          EMPLOYMENT AGREEMENT

     EMPLOYMENT AGREEMENT, dated as of April 17, 2003 (the "Effective Date"), by and between P&O Princess Cruises International, Ltd., a corporation organized under the laws of the United Kingdom ("Company"), and Peter Ratcliffe ("Executive"), referred to collectively as the "Parties".

     WHEREAS, Executive was and has been employed by Carnival plc, formerly known as P&O Princess Cruises plc, ("Cplc") pursuant to a Service Agreement dated September 2000 ("POPC Service Agreement"); and

     WHEREAS, Cplc and Carnival Corporation ("Carnival" and, together with Cplc, the "Dual Listed Companies") have entered into an Offer and Implementation Agreement, dated January 8, 2003 (the "DLC Agreement"), pursuant to which Cplc and Carnival have combined under a dual listed company structure (the "Dual Listed Combination"); and

     WHEREAS, the Company wishes to retain the services of Executive as an employee of the Company for a period after the Dual Listed
Combination and set forth the terms of Executive's employment; and

     WHEREAS, the Parties agree to terminate the POPC Service Agreement and enter into this new Employment Agreement.

     NOW, THEREFORE, the parties hereto agree as follows:

1.     TERM; CONDITION.

1.1.     This Agreement terminates and supersedes the POPC Service
Agreement.

1.2. The Company agrees to employ Executive commencing on the Effective Date until the termination of this Agreement pursuant to Paragraph 12. Such employment term is hereinafter referred as the "Employment Term".

2.     DUTIES.

During the Employment Term, Executive shall have the position of Chief Executive Officer of the Company reporting solely to the Boards of Directors of Carnival and Cplc (collectively, the "Board") and to the Chief Executive Officer and the Chief Operating Officer of the Dual Listed Companies. Executive's duties shall be consistent with his position and shall include primary authority and responsibility for the "Covered Operations" (as defined below) along with such other duties, consistent with his status and seniority, to which he may be lawfully assigned by the Board from time to time. The "Covered Operations" are the operations engaged in by the Company and its subsidiaries from time to time, which on the Effective Date include the Princess, P&O Cruises, Swan Hellenic, Ocean Village, and P&O Cruises (Australia) brands and any other business conducted by Cplc immediately prior to the Effective Date (other than its German operations); provided that the Parties hereby agree that the Board has the authority to add to or take away from the Company (and consequently from the Covered Operations) those operations as it sees fit, subject to Executive's right to resign for "Good Reason" (as defined in Paragraph 12.5) if the removal of operations from the Company and from the Covered Operations constitutes Good Reason under Paragraph 12.5.

2.1. During the Employment Term, Executive shall devote substantially all of his working time to carry out such duties as are lawfully and properly assigned to him from time to time pursuant to this Agreement; provided, however, Executive may (i) serve on corporate, civic, educational, philanthropic or charitable boards or committees,
(ii) deliver lectures, fulfill speaking engagements or teach at educational institutions and (iii) manage personal investments, so long as (a) such activities do not significantly interfere with the performance of Executive's responsibilities hereunder and (b) any service on a corporate board or committee is approved by the Chairman or the Vice Chairman of the Board (which shall not be unreasonably withheld).

2.2. Executive agrees to carry out the duties lawfully and properly assigned to him from time to time pursuant to this Agreement in good faith and to use good faith to comply with the rules and policies established by the Dual Listed Companies from time to time for senior executives, and shall be responsible for such duties as are commensurate with his position.

2.3. Executive's services shall be performed primarily at the Company's current offices in Santa Clarita, California, subject to reasonable travel requirements consistent with Executive's duties hereunder.

2.4. Executive agrees to promptly provide the Board with all such information as it may request in connection with the business or affairs of the Company to the extent reasonably in Executive's possession,.

3.    COMPENSATION.

3.1. Executive's annual gross base salary shall be US$1,100,000.00 ("Base Salary"). The Base Salary shall be subject to withholding for applicable employment taxes and other lawful deductions and shall be pro-rated for any portion of a contract year that is less than a full calendar year. The Base Salary shall be payable in accordance with the Dual Listed Companies' regular payroll practices for senior executives.

3.2. In addition to the Base Salary set forth in Paragraph 3.1 hereof, Executive shall receive an annual bonus in respect of each fiscal year of the Company ending during the Employment Term equal to 0.25% of net income from the Covered Operations for that fiscal year (each, a "Bonus"). For purposes of determining each Bonus, net income from Covered Operations will be determined in accordance with generally accepted accounting principles in the United States and will exclude any items determined by the Company's outside auditors to be reportable as "extraordinary, unusual or infrequently occurring events and transactions" in accordance with U.S. Accounting Principles Board Opinion No. 30. The Company will make reasonable adjustments to net income from Covered Operations to take into account (1) the exclusion of the German operations from the Covered Operations, (2) any changes to the accounting practices and policies of the Company after the date hereof, other than as a result of the Dual Listed Combination, and (3) costs associated with the Dual Listed Combination. The Company will also make reasonable adjustments to net income from Covered Operations if, as a result of a change in the Company's fiscal year, such net income is determined over a period that is more or less than 12 calendar months. For the avoidance of doubt, no Bonus may be less than US$0 and the Bonus for the 2003 fiscal year will not be affected by the fact that the Employment Term started during the 2003 fiscal year.

Fifty percent (50%) of any Bonus shall be payable in cash at such time as bonuses are regularly paid to executives of the Dual Listed Companies in respect of the applicable fiscal year and the Company undertakes to make a recommendation to the "Trustee" (as defined in the P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan, as amended by a resolution of the Board of Directors of P&O Princess Cruises plc on 7 January 2003 (the "Cplc Bonus Plan")) that the remaining fifty percent (50%) of any such Bonus be payable in the form of a conditional right to receive shares of Cplc (a "Bonus Share Award") granted under and pursuant to the terms of the Cplc Bonus Plan; provided, however, that if such Bonus Share Award would exceed the limit established by rule 2.2 of the Cplc Bonus Plan, the excess shall be payable in cash; and further provided that if the Trustee determines not to grant a Bonus Share Award in respect of the remaining fifty percent (50%) of such Bonus, the remaining portion of such Bonus shall be payable in cash as soon as is reasonably practicable thereafter. A Bonus Share Award granted pursuant to this Paragraph 3.2 shall be subject to such other terms and conditions as are set forth in Exhibit A attached hereto and the rules of the Cplc Bonus Plan attached hereto as Exhibit B. (For the avoidance of doubt, the term Bonus Share Award shall have the same meaning as a "Share Award," as defined under the Cplc Bonus Plan.)

3.3. Subject to satisfactory performance, for each calendar year ending in the Employment Term, Executive shall receive a non-qualified stock option to purchase 50,000 shares of Carnival common stock pursuant to the terms of the amended and restated Carnival Corporation 2002 Stock Plan, as amended and restated as of April 14, 2003 (the "Stock Plan"). Executive shall be granted such stock option at the same time that other senior executives of the Dual Listed Companies are granted stock options under the Stock Plan. Each stock option granted pursuant to this Paragraph 3.3 shall be subject to the terms and conditions set forth in a Nonqualified Stock Option Agreement substantially in the form attached hereto as Exhibit C. For the avoidance of doubt, the stock option grant in respect of the 2003 calendar year will be made without prorating.

3.4. The Company may cause an affiliate to pay all or a part of the Base Salary or Bonus. The Executive and the Company will cooperate reasonably with each other in this regard.

4.   EXISTING STOCK AWARDS.

4.1. The Company confirms that, in accordance with rule 14.1A of the Cplc Bonus Plan, the Dual Listed Combination has caused all the "LTIP Awards," "Share Awards" and "Matching Awards" (as each such term is defined in the Cplc Bonus Plan) granted to Executive prior to December 31, 2002 to become exercisable in full.

4.2. Executive confirms that he has agreed that his Share Award relating to his 2002 bonus will not be granted until after the Dual Listed Combination. The Company agrees that, within three months following the date hereof, Executive will be granted in respect of his 2002 bonus a 2003 Share Award with a value of $400,000 (the "2003 Share Award") and a related Matching Award (the "2003 Matching Award"). The Retention Period for the 2003 Share Award and the 2003 Matching Award will end on the announcement of the audited financial results of the Dual Listed Companies for the year ended November 30, 2005.

4.3. The proportion of the 2003 Matching Award that shall be exercisable will be based on the Dual Listed Companies' EPS Growth (as defined below):

Companies' EPS Growth        % of Matching Award Capable of
                             Release or Exercise

50% or greater               100%
15%                          25%
Below 15%                    0

Where the Dual Listed Companies' EPS Growth is between 50% and 15%, the percentage of the 2003 Matching Award that is capable of exercise shall be calculated on a straight line basis between 100% and 25%.

For this purpose, "EPS Growth" shall be the percentage increase in the Dual Listed Companies' earnings per share for the year ended November 30, 2005 compared with pro-forma earnings per share for 2002 of $1.69.

4.4. If the Executive resigns without "Good Reason" (as defined below) in accordance with Paragraph 12.6, is terminated by the Company without "Cause" or for "Disability" (each as defined below), dies or terminates for Good Reason before the end of the Retention Period for the 2003 Share Award and the 2003 Matching Award, the Company agrees that the Remuneration Committee of the Board will recommend to the Trustee of the Cplc Bonus Plan that the Trustee should agree that the Executive has retired within the meaning of rule 13.2(b) of the Cplc Bonus Plan, and that the 2003 Share Award and the 2003 Matching Award will remain outstanding in accordance with rule 13.2 of the Cplc Bonus Plan and be exercisable in accordance with rules 13.2 and 13.3 of the Cplc Bonus Plan; provided, however, in the event that the Executive's employment is terminated for any of the foregoing reasons within the twelve (12) month period beginning on the date of grant of the 2003 Share Award and Matching Award, the Company also agrees that the Remuneration Committee of the Board will recommend to the Trustee of the Cplc Bonus Plan that the 2003 Matching Award shall not automatically lapse and that the rules
13.2 and 13.3 shall apply to the 2003 Matching Award. In the event that Executive terminates employment during the Retention Period for any reason other than the foregoing, the 2003 Share Award and 2003 Matching Award shall automatically lapse in accordance with rule 13.4 of the Cplc Bonus Plan. Subject to applicable law, if the Trustee does not agree with the Remuneration Committee's recommendation, the Company will make the Executive whole on an after-tax basis.

4.5 The Company confirms that the board of directors of Cplc has exercised its discretion to allow all options granted to the Executive before December 31, 2002 to become exercisable in full at any time between the Dual Listed Combination and the scheduled 10-year expiry date of each set of options; provided that the Board will exercise its absolute discretion in accordance with rule 6.2(f) of the Cplc Executive Share Option Plan, in the event of Executive's termination before exercise, to cause any such options outstanding at that time to expire on the later of 12 months following termination (but in no event later than the 10-year expiry date) or 42 months following their grant. Furthermore, the Company confirms that the board of directors of Cplc has exercised its discretion to allow the options granted to the Executive on April 15, 2003 to be exercised in full, without reference to any vesting schedule or performance target, at any time between three years after the date of grant and the 10-year expiry date of the options; provided that the Board will exercise its absolute discretion in accordance with rule 6.2(f) of the Cplc Executive Share Option Plan, in the event of Executive's termination before exercise, to cause any such options outstanding at that time to expire on the later of 12 months following such termination (but in no event later than the 10-year expiry date) or 42 months following their grant.

5.    ADDITIONAL BENEFITS.

5.1. The Company shall pay directly, or reimburse Executive, for all reasonable expenses and disbursements incurred by him in connection with his performance of his duties and obligations hereunder during the Employment Term. For such purposes, Executive shall submit to the Company, at such periodic intervals as designated by the Dual Listed Companies' rules and policies for senior executives, reports of such expenses and other disbursements in the form normally utilized.

5.2. Executive shall be entitled to paid vacation during the Employment Term hereunder in accordance with the Dual Listed Companies' policies in effect from time to time for senior executives, but in no case shall he be entitled to less than thirty (30) days of paid vacation per year. The Company acknowledges that Executive has fifty (50) days of accrued vacation as of the Effective Date. Accrued but unused vacation may be carried forward to subsequent years; provided that Executive may take no more than 40 days of vacation in any calendar year.

5.3. During the Employment Term, Executive shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of the Company's medical and dental insurance or other similar plans or programs of the Company either in existence as of the date hereof or hereafter adopted for the benefit of any of its executive employees.

5.4. During the Employment Term, the Company shall provide Executive with a car of a type and age appropriate to his status and responsibilities. The Company will bear the cost of insuring and maintaining the car. Alternatively and at the election of the Executive, during the Employment Term the Company shall provide the Executive with a car allowance of US$25,000.00 per year. The car allowance shall not constitute pensionable earnings and shall be payable in monthly arrears at the same time Executive's Base Salary is paid.

5.5. During the Employment Term, the Company shall pay membership fees for two (2) recreational and/or health clubs of a type appropriate to Executive's status and responsibilities. The payment of such membership fees shall not constitute pensionable earnings.

6.   PENSION.

6.1 Subject to (a) the consent of the board of P&O Princess Cruises Pension Scheme Trustee Limited (the "Trustee") and (b) applicable law, and unless Executive agrees otherwise, Executive shall continue to be an employer nominated director of the Trustee of the P&O Princess Cruises Pension Scheme (the "UK Pension Plan") during the Employment Term and for a period of two (2) years thereafter.

6.2. Executive shall continue at least at his current level of participation in (a) the UK Pension Plan and (b) any United States pension plan in which he participated immediately prior to the Effective Date (the "US Plan", and collectively with the UK Pension Plan, the "Plans"), and all benefits to which Executive is entitled shall be based on the benefit structure and terms described in the Plans as in effect immediately prior to the Effective Date (giving effect to the letter agreements attached hereto as Exhibit D, which modify the UK Pension
Plan). For purposes of the UK Pension Plan and Executive's pension benefit thereunder, Executive's pensionable earnings shall be $1,100,000 or any greater annual rate of Base Salary Executive earns during the Employment Term.

6.3. In the event any significant change occurs to any of the Plans which adversely affects Executive the Company shall promptly make arrangements to maintain (either within or outside of the Plans) the benefit structure and terms applicable to Executive before giving effect to the significant change. In the event of such a significant change to the UK Pension Plan, the Company will provide Executive with reasonably acceptable equivalent security for such terms in respect of the Plan as to which the significant change has occurred. For this purpose, "significant changes" to a Plan shall be determined by reference to the terms in the Plans and the agreements included as Exhibit D (which modify the terms of the UK Pension Plan), and include, but are not limited to, any change in the early retirement provisions of a Plan, a combination of the Plan with some other pension scheme, a significant change in the number of the Plan's participants, a material change in the amount, timing or method of calculation or payment of benefits and, in respect of the UK Pension Plan, a significant change to the investment policy of the Plan and a decrease in the funding level of the Plan to below 80% (calculated in accordance with the provisions of U.K. Financial Reporting Standard No. 17). For the avoidance of doubt, equivalent security for the benefit structure under a Plan may include purchasing annuities from insurance companies reasonably acceptable to Executive. If the Company provides equivalent security, the Parties agree to work together in good faith to ensure that Executive does not receive payments or benefits in excess of the benefit he is entitled to receive under the UK Pension Plan pursuant to Section 6.2 hereof.

6.4. If Executive is levied with additional tax liability (including interest and penalties) as a result of any significant changes to one or both of the Plans or any arrangement made pursuant to Section 6.3 of this Agreement, the Company will make an additional payment to Executive such that (after payment by Executive of all taxes, including income taxes) Executive retains an amount equal to such additional tax liability.

6.5. Carnival unconditionally and irrevocably guarantees the prompt payment and performance when due of all present and future obligations of the Company (of all kinds, whether absolute or contingent, joint or several or secured or unsecured) in relation to the Executive's rights and benefits under the US Plan, including the obligations of the Company under this Agreement. This guarantee is absolute and shall not be affected by any modification, amendment or supplement to the US Plan, any insolvency, bankruptcy or other similar proceeding affecting the Company or resulting in any release or discharge of any obligation of the Company in relation to the US Plan, any compromise, waiver or release of any obligation of the Company (by operation of law or otherwise) or any other act or omission by the Company or Executive.

6.6. The provisions contained in this Paragraph 6 shall continue to apply after Executive's termination (for any reason) until neither Executive nor Executive's spouse is entitled to any benefits from either of the Plans; provided that Section 6.1 shall cease to apply upon Executive's death.

7.   DISABILITY.

7.1. During the Employment Term, if Executive, in the opinion of the Chairman or Vice-Chairman of the Board, as confirmed by a physician selected by the Company and reasonably acceptable to the Executive or his authorized representative, shall become physically or mentally incapacitated to perform his duties hereunder for a period totaling more than six (6) months in any continuous twelve (12) month period, the Company shall have the right, by written notice, to terminate the Executive's employment hereunder by providing six (6) months written notice to Executive. Executive agrees to submit himself for appropriate medical examination to a physician of the Company's designation (and reasonably acceptable to Executive or his authorized representative) and at the Company's expense as necessary for purposes of this Paragraph 7.1. Except as provided in this Paragraph 7.1, any absence resulting from Executive's incapacity due to physical or mental illness will not affect the obligations of the other Parties under this Agreement.

7.2. The obligations of the Company under Paragraph 7.1 may be satisfied, in whole or in part, by payments to the Executive under disability insurance provided by the Company, and under laws providing disability benefits for employees.

8.   TRADE SECRETS AND EMPLOYEE KNOWLEDGE.

8.1. Executive expressly agrees and understands that the Company, the Dual Listed Companies and their respective subsidiaries and affiliates (the "Companies") own and/or control information and material which is not generally available to third parties and which they consider confidential, including without limitation, methods, products, processes, procedures, practices, trade secrets and other information applicable to their business and that they may from time to time acquire, improve or produce additional methods, products, processes, trade secrets and other information (collectively, the "Confidential Information"). Executive hereby acknowledges that each element of the Confidential Information constitutes a unique and valuable asset of the Companies, and that certain items of the Confidential Information have been acquired from third parties upon the express condition that such items would not be disclosed other than to the Companies and their officers and agents in the ordinary course of its business.

8.2. Executive hereby acknowledges that disclosure of the Companies' Confidential Information to anyone other than in the course of the performance of Executive's duties hereunder would result in irreparable and continuing damage to the Companies. Accordingly, during the Employment Term, the Executive agrees to use and disclose the Confidential Information only for the benefit of the Companies and in the course of the performance of his duties hereunder and, if any restrictions on its use or disclosure are imposed by the Board or the Chief Executive Officer or the Chief Operating Officer of the Dual Listed Companies, in accordance with such restrictions. After the Employment Term, without the prior written consent of the Chairman or Vice-Chairman of the of the Board, Executive will not use, and will not divulge, reveal or communicate, directly or indirectly, any element of the Confidential Information to any other party.

8.3. Executive further agrees that within five (5) days after the Company's request or within five (5) days after any termination of employment hereunder, he shall surrender to the Company any and all documents, memoranda, books, papers, letters, price lists, notebooks, reports, logbooks, code books, salesmen records, customer lists, activity reports, video or audio recordings, computer programs and any and all other data and information and any and all copies thereof relating to the Companies' business or any Confidential Information.

8.4. Notwithstanding anything to the contrary in this Paragraph 8, the provisions of Paragraph 8 shall not apply to:

(a)   matters that are generally known to the public or in the industry;

(b) information disclosed to Executive after his employment terminates by another person without the Executive's knowledge of any limits on the person's right to disclose the information; provided that this Paragraph 8 shall apply to such information at and after the time that Executive become aware of such limits; and

(c)   information that Executive is legally required to disclose.

In addition, nothing in this Paragraph 8 shall limit (i)
Executive's ability to disclose Confidential Information to his legal counsel or any arbitrator or court in connection with any dispute between Executive, on the one hand, and any of the Companies or any related party (including any affiliate, employee or director), on the other hand, or (2) Executive using his own personal skill in any business in which he may lawfully be engaged after the Employment Term, so long as such use does not involve the prohibited disclosure to any party of Confidential Information.

8.5. The provisions of this Paragraph 8 shall expressly survive the expiration or termination of this Agreement.

9. RESTRICTIVE COVENANT.

9.1. The services of Executive are unique, extraordinary and essential to the business of the Companies, particularly in view of Executive's access to the Confidential Information. Accordingly, in consideration of the payments to be made and benefits to be provided on termination under Paragraph 12, Executive agrees that if his employment hereunder shall be terminated at any time, for any reason, Executive shall not, within the United States or its territories, or the United Kingdom, or anywhere else in the world in which the Companies do business, at any time within twelve (12) months after such termination of employment, without the prior written approval of the Chairman or Vice-Chairman of the Board, directly or indirectly:

(a) engage in any business activity competitive with the business of any of the Companies, or serve as an officer, director, owner, consultant or employee of any organization then in competition with any of the Companies; provided that (i) Executive shall be permitted to own securities representing up to five percent (5%) of the voting power of any public company and (ii) Executive shall be permitted to continue and renew any directorship that was approved in compliance with Paragraph
2.1 of this Agreement before his termination; or

(b) solicit, either directly or indirectly, any director level or higher level employee of any of the Companies who was an employee of any of the Companies at the time of Executive's employment termination hereunder.

9.2. In the event that the provisions of this Paragraph 9 should ever be adjudicated to exceed the time, geographic or other limitations permitted by applicable law in any jurisdiction, then such provisions shall be deemed reformed in such jurisdiction to the maximum time, geographic or other limitations permitted by applicable law.

9.3. The restrictions entered into by Executive in Paragraphs 8.2, 8.3, 9.1(a) and 9.1(b) are given to the Company for itself and as trustee each of the other Companies and Executive agrees that he will at the request and cost of the Company enter into a further agreement with any of the Companies (in form and substance reasonably acceptable to Executive) whereby he will accept restrictions corresponding to the restrictions in this Agreement; provided that any such further agreement which is in form and substance substantially identical to one or more of such Paragraphs shall be deemed to be reasonably acceptable to Executive. The Company declares that insofar as these restrictions relate to any of Companies other than the Company, it holds the benefit of them as trustee. In exercising any right as trustee hereunder the Company shall be entitled to limit the action it takes to such action as it may, in its absolute discretion, consider reasonable.

9.4. the restrictions entered into by Executive in Paragraphs 8.2, 8.3, 9.1(a) and 9.1(b) are separate and severable and in the event of any such restriction being determined as being uneforceable in whole or in part for any reason such unenforceability shall not affect the enforceability of the remaining restrictions or, in the case of part of a restriction being unenforceable, the remainder of that restriction.

10.  INJUNCTIVE RELIEF.

Executive acknowledges and agrees, that, in the event he violates any provision of Paragraphs 8 or 9 of this Agreement, the Company will be without an adequate remedy at law and immediately entitled to seek enforcement of all such provisions by temporary or permanent injunctive or mandatory relief obtained in any proceeding instituted in any court of competent jurisdiction without the necessity of proving damages and without prejudice to any other remedies for damages or otherwise which it may have at law or in equity.

11.  INTELLECTUAL PROPERTY.

11.1. All intellectual property and know-how rights (including, but not limited to, copyright, database rights, rights in inventions or processes, business methods or designs) created by the Executive in the course of rendering services to the Company during the Employment Term shall vest absolutely in the Company to the exclusive use thereof.

11.2. Executive agrees and undertakes that at any time during or after the termination of the Employment Term he will execute such deeds or documents and do all such things as the Company deems reasonably necessary or desirable to substantiate its rights in respect of the matters referred to in Paragraph 11.1, including for the purpose of obtaining letters, patents or other privileges in all such countries as the Company may require. All such deeds, documents and things shall be at the expense of the Company.

12.  TERMINATION AND SEVERANCE.

12.1. This Agreement and the Employment Term will terminate immediately upon the death of Executive.

12.2. The Company may, in its sole discretion, terminate this Agreement and the Employment Term without "Cause" (as defined in Paragraph 12.4 below) by giving written notice to Executive that it is exercising its rights under this Paragraph 12.2 as of the date specified in such notice ("Termination Date"). In such a case, the Company shall pay Executive "Severance" (as defined in Paragraph 12.3 below).

12.3.   For purposes of this Paragraph 12, "Severance" means:

(a) (i) unpaid Base Salary through the Termination Date, (ii) Base Salary for any accrued but untaken vacation through the Termination Date, (iii) any accrued expense reimbursements and other cash entitlements through the Termination Date and (iv) other than in the case of a termination for Cause, any unpaid Bonus for a fiscal year ending before the Termination Date (collectively, the "Accrued Payments");

(b) Base Salary the Executive would have been entitled to receive under this Agreement during the twelve (12) month period commencing on the Termination Date (the "Severance Period") had his employment not been terminated;

(c) A bonus equal to the Bonus paid for the last fiscal year completed before the Termination Date (the bonus under this Paragraph 12.3(c) will be paid entirely in cash); and

(d)  Executive shall be entitled the benefits listed in Paragraphs 5.3,
5.4 and 5.5 during the Severance Period; provided the benefits listed in Paragraph 5.3 shall cease earlier than the end of this Severance Period upon Executive becoming eligible for similar benefits from another employer.

Any Severance shall be payable in equal monthly installments over the Severance Period and shall be subject to such deductions as may be required by law. Any entitlement that Executive has or may have under the Plans, the Stock Plan, the Stock Awards Plan and any other stock, pension, compensation, employee benefit or welfare plan, program or agreement shall be determined in accordance with the terms of such plan, program or agreement (collectively, the "Accrued Plan Benefits"). Notwithstanding the above, any Severance shall be payable only if Executive executes a release substantially in the form attached hereto as Exhibit E and any revocation period described in such release has expired.

12.4. The Company may also terminate this Agreement and the Employment Term for "Cause" (as defined below) immediately and without any liability to make any further payment to Executive (other than amounts accrued, but unpaid, as of the date of termination, including without limitation the Accrued Payments and the Accrued Plan Benefits). For purposes of this Agreement, "Cause" means any of the following acts:

(a) Executive's conviction of, or plea of guilty to, a felony (other than a road traffic offense) or another crime involving theft or conversion of significant property of the Company;

(b) Executive's failure to substantially perform his duties under this Agreement and such failure not being remedied after written demand for substantial performance has been given by the Board or the Chairman or Vice Chairman of the Board that specifically identifies how Executive has failed (including, but not limited to, his disregard of any lawful directives of the Board or the Chairman or Vice Chairman of the Board, but excluding any such failure resulting from Executive's incapacity due to a physical or mental injury or illness or any such failure which is not willful after any Party gives notice of termination of this Agreement);

(c) Executive's illegal or gross misconduct in connection with the performance his duties and responsibilities hereunder, which, in either case results in substantial damage to any of the Companies which has material operations or assets; or

(d) Executive's willful and material breach of Paragraph 8 of this Agreement;

provided, however, that "Cause" shall not exist unless the Company exercises its right to terminate Executive's employment pursuant to this Paragraph 12.4 within ninety (90) days after the earliest date on which any member of the Board who is not a party to the act or omission giving rise to the existence of Cause actually knew of such act or omission. For purposes of this provision, no act or failure to act, on the part of Executive, shall be considered "willful" unless it is done, or omitted to be done, by Executive in bad faith or without reasonable belief that Executive's action or omission was in the best interests of the Dual Listed Companies. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board (or upon the instructions of the Chairman or Vice-Chairman of the Dual Listed Companies) or based upon the advice of counsel for the Dual Listed Companies shall be conclusively presumed to be done, or omitted to be done, by Executive in good faith and in the best interests of the Dual Listed Companies.

12.5. Executive may terminate this Agreement and the Employment Term for "Good Reason" (as defined below) and upon such termination the Company shall pay Executive "Severance" (as defined in Paragraph 12.3 above). For purposes of this Agreement, "Good Reason" means any of the following events:

(a) Executive's failure to have primary authority and responsibility for the operations of the Princess brand as in existence on the Effective Date;

(b) Any failure to provide Executive with the position, authority, duties or reporting relationships contemplated by Paragraph 2 or the provision of duties inconsistent therewith; provided that the taking away of operations from the Company in accordance with the proviso to the third sentence of Paragraph 2 hereof shall not be included in this clause (b);

(c)  any material breach of this Agreement by the Company;

(d) Executive ceasing to be a member of the board of directors of either Carnival or Cplc other than as a result of his effective resignation; or

(e) requiring Executive to relocate his principal place of employment more than fifty (50) miles from the Company's offices on the Effective Date in Santa Clarita, California;

provided, however, that a termination by Executive for Good Reason shall be effective only if, within thirty (30) days following Executive's actual knowledge of the circumstances that gave rise to Good Reason, Executive delivers written notice to the Company specifying the circumstances that gave rise to Good Reason and, in the case of clause
(b) or (c), the Company fails to cure such circumstances within thirty
(30) after its receipt of such notice.

12.6. Executive may also terminate this Agreement and the Employment Term without Good Reason on three months' written notice to the Company.
 Upon such termination, the Company shall pay to the Executive any amounts accrued, but unpaid, as of the date of termination, including without limitation the Accrued Payments and the Accrued Plan Benefits.

12.7. On termination of the Employment Term for whatever reason (and whether in breach of contract or otherwise) the Executive will:

(a) Comply with the terms of Paragraph 8.3 regarding the return of Company property;

(b) Immediately resign from any office he holds with any of the Companies (and from any related trusteeships, except as otherwise provided in Paragraph 6) without any compensation for loss of office. Should Executive fail to do so he hereby irrevocably authorizes the Company to appoint some person in his name and on his behalf to sign any documents and do any thing to give effect to his resignation from office; and

(c) Cease representing himself as being an agent or employee of the Company or the Dual Listed Companies or their subsidiaries and affiliates (other than the trusteeship provided in Paragraph 6, if applicable).

12.8. Executive acknowledges and agrees that during the Employment Term he may be granted rights under any profit sharing, share incentive, share option, bonus or phantom option scheme sponsored or maintained by any of the Companies with respect to shares in one or more of the
Companies.   If, upon termination of this Agreement and the Employment
Term, whether lawfully or in breach of contract, Executive loses any of the rights or benefits under such plans or schemes (including any rights or benefits that Executive would not have lost had the Employment Term not been terminated) Executive shall not by virtue of this Agreement be entitled, by way of compensation for loss of office or otherwise, to any compensation for the loss of any rights under any such plan or scheme. For the avoidance of doubt, this Paragraph 12.8 in no way limits the operation of Article IV of this Agreement.

13. RIGHT TO PAYMENTS, ETC.

13.1. To the extent permitted by law, Executive shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, and all rights and benefits of Executive shall be for the sole personal benefit of Executive, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or through the institution of bankruptcy proceedings against Executive. Neither shall Executive through the performance of services for the Company acquire any proprietary interest whatsoever in the Company. Notwithstanding the preceding, Executive's spouse will be a third-party beneficiary of Paragraph 6 (but no other provision) of this Agreement and will have rights thereunder in respect of those of the Plans to which she remains entitled or potentially entitled to benefits, and only for so long as she remains so entitled or potentially entitled.

13.2. In the event this Agreement the Employment Term is terminated, Executive shall be under no obligation to seek other employment or otherwise mitigate the obligations of the Company under this Agreement and there shall be no offset against amounts due Executive under this Agreement on account of amounts purportedly owing by Executive to the Company.

14. RIGHT TO CERTAIN ADDITIONAL PAYMENTS BY THE COMPANY.

14.1. If, upon retirement or any other termination of the Executive's employment, it is determined (as hereafter provided) that any payment or distribution by any of the Companies to or for the benefit of Executive pursuant this Agreement or any other agreement, including, without limitation, any stock option, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (hereinafter a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended ("Code"), or to any similar tax imposed by state or local law, or any interest or penalties with respect to such excise tax (such tax or taxes, together with any such interest and penalties, are hereafter collectively referred to as the "Excise Tax"), then Executive will be entitled to receive an additional payment or payments (a "Gross-Up Payment") in an amount such that, after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax, imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

14.2. Subject to the provisions of clause 14.6. below, all determinations required to be made under this Section 14, including whether an Excise Tax is payable by Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required and the amount of such Gross-Up Payment, will be made by an internationally recognized firm of certified public accountants (the "Accounting Firm") selected by the Dual Listed Companies in their reasonable discretion. The Dual Listed Companies will direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Dual Listed Companies and Executive within fifteen (15) calendar days after the date of the change in control of the Company or the Dual Listed Companies, as applicable (other than any change of control that occurs in connection with the consummation of the Dual Listed Combination), or the date of Executive's termination of employment, if applicable, and any other such time or times as may be requested by the Dual Listed Companies or Executive. If the Accounting Firm determines that any Excise Tax is payable by Executive, the Company will pay the required Gross-Up Payment to Executive prior to the date on which such Exercise Tax is payable by Executive. If the Accounting Firm determines that no Excise Tax is payable by Executive, it will, at the same time as it makes such determination, furnish Executive with an opinion that he has substantial authority not to report any Excise Tax on his federal, state, local income or other tax return. Any determination by the Accounting Firm as to the amount of the Gross-Up Payment will be binding upon the Company and Executive. As a result of the uncertainty in the application of Section 4999 of the Code and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Dual Listed Companies exhausts or fails to pursue its remedies pursuant to
Section 14.6. below and Executive thereafter is required to make a payment of any Excise Tax, the Dual Listed Companies will direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Dual Listed Companies and Executive as promptly as possible. Any such Underpayment will be promptly paid by the Company to, or for the benefit of, Executive within thirty (30) business days after receipt of such determination and calculations.

14.3. The Dual Listed Companies and Executive will each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Dual Listed Companies (or their subsidiaries) or Executive, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determination contemplated by
Section 14.2 above.

14.4. The federal, state and local income or other tax returns filed by Executive will be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by Executive. Executive will make proper payment of the amount of any Excise Tax, and at the request of the Dual Listed Companies, provide to the Dual Listed Companies true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Dual Listed Companies, evidencing such payment. If prior to the filing of Executive's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, Executive will within five (5) business days pay to the Company the amount of such reduction.

14.5. The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by Sections 14.2 and 14.4 above will be borne by the Company. If such fees and expenses are initially advanced by Executive, the Company will reimburse Executive the full amount of such fees and expenses within five (5) business days after receipt from Executive of a statement therefor and reasonable evidence of his payment thereof.

14.6 Executive will notify the Dual Listed Companies in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification will be given as promptly as practicable but no later than ten (10) business days after Executive actually receives notice of such claim and Executive will further apprise the Dual Listed Companies of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by Executive). Executive will not pay such claim prior to the earlier of (i) the expiration of the 30-calendar-day period following the date on which he gives such notice to the Dual Listed Companies and (ii) the date that any payment of amount with respect to such claim is due. If the Dual Listed Companies notify Executive in writing prior to the expiration of such period that it desires to contest such claim, Executive will:

(a) provide the Dual Listed Companies with any written records or documents in his possession relating to such claim reasonably requested by the Dual Listed Companies;

(b) take such action in connection with contesting such claim as the Dual Listed Companies may reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Dual Listed Companies;

(c) cooperate with the Dual Listed Companies in good faith in order to effectively contest such claim; and

(d) permit the Dual Listed Companies to participate in any proceedings relating to such claim;
provided, however, that the Company will bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and will indemnify and hold harmless Executive, on an after-tax basis, for and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this
Section 14.6, the Dual Listed Companies will control all proceedings taken in connection with the contest of any claim contemplated by this
Section 14.6 and, at their sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided that Executive may participate therein at his own cost and expense) and may, at their option, either direct Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Dual Listed Companies will determine; provided, however, that if the Dual Listed Companies direct Executive to pay the tax claimed and sue for a refund, the Company will advance the amount of such payment to Executive on an interest-free basis and will indemnify and hold Executive harmless, on an after-tax basis, from any Excise Tax or income tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Dual Listed Companies's control of any such contested claim will be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and Executive will be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

14.7. If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 14.6 above, Executive receives any refund with respect to such claim, Executive will (subject to the Dual Listed Companies's complying with the requirements of Section 14.6 above) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 14.6 above, a determination is made that Executive will not be entitled to any refund with respect to such claim and the Dual Listed Companies do not notify Executive in writing of their intent to contest such denial or refund prior to the expiration of thirty (30) calendar days after such determination, then such advance will be forgiven and will not be required to be repaid and the amount of such advance will offset, to the extent thereof, the amount of Gross-Up Payment required to be paid pursuant to this Section 14.

15.  NOTICES, ETC.

Any notice required or permitted to be given under this Agreement shall be deemed given (a) on the business day sent, when delivered by hand during normal business hours, (b) on the business day after the business day sent, if delivered by an internationally recognized overnight courier, or (c) on the third business day after the business day sent if delivered by registered or certified mail, return receipt requested, in each case to the following address (or to such other addresses as may be specified by notice that conforms to this Paragraph
15): (1) if to Executive, at the last primary residential address designated by Executive on the Company's personnel records or, if during the Employment Term, at Executive's primary office or (2) if to the Company, at its Corporate Headquarters, attention of the Chairman or Vice-Chairman and the General Counsel.

16.  AGREEMENT SEVERABLE.

In the event that any provision of this Agreement is determined to be illegal, unenforceable or void by a court of competent jurisdiction, such determination shall solely affect such provisions and not impair the remaining provisions hereof.

17.   ASSIGNMENT; SUCCESSORS.

This Agreement may not be assigned by any Party without the prior written consent of the other, except that the Company may assign this Agreement in whole or in part to Carnival without the consent of the Executive.

18.  GOVERNING LAW.

This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of Florida, without giving effect to principles of conflicts of law. Any dispute or disagreement arising out of this Agreement or a claimed breach thereof, except that which involves a right to injunctive relief, shall be resolved by arbitration with a single arbitrator who is to administer the case him or herself, applying the American Arbitration Association Employment Arbitration rules. The situs of the Arbitration shall be Miami Dade County, Florida, to the exclusion of any other situs. The Arbitrator's decisions shall be final and binding upon the parties and judgment may be entered in any court of competent jurisdiction.

19.  INDEMNIFICATION

Executive shall be entitled to indemnification for and against any actual losses, liabilities, damages, deficiencies, cost or expenses (including attorneys' fees) incurred in connection with or arising out of Executive's duties as a member of the Board in accordance with the terms of the Indemnification Agreement attached hereto as Exhibit F. In addition, Executive shall be entitled to indemnification by the Company in respect of his duties as an officer of the Company to the same extent that officers of Carnival are indemnified under the By-Laws of Carnival. This Section 19 shall not diminish in any way any other rights of indemnification to which Executive may be entitled under the By-Laws of any of the Companies or otherwise.

20.  ENTIRE AGREEMENT.

This Agreement is the entire agreement between the parties and supersedes all previous agreements, including, but not limited to, the POPC Service Agreement. There are no agreements, promises, conditions, representations or covenants expressed or implied other than as expressly set forth herein. For the avoidance of doubt, the Plans, the Stock Plan, the Stock Awards Plan and any other stock, pension, employee benefit or welfare plan, program or agreement will continue and are not superseded, except as expressly provided herein, by this Agreement.

21.  ADDITIONAL PARTICULARS.

The Executive's additional particulars of employment for the purposes of the U.K. Employment Rights Act 1996 are set forth in Appendix 1, attached hereto and incorporated herein by reference.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                 P&O PRINCESS CRUISES INTERNATIONAL,
                                 LTD.

                                 BY:/s/ Anthony H. Kaufman
                                 Name: Anthony H. Kaufman
Title: Director

CARNIVAL PLC (for purposes of Paragraph 1.1 only)

BY:/s/ Howard S. Frank
       Howard S. Frank

                            CARNIVAL CORPORATION (for purposes of
                              Paragraph 6.5 only)

                            BY:/s/ Howard S. Frank
                                   Howard S. Frank

                            EXECUTIVE

                            BY: /s/Peter Ratcliffe
                                Peter Ratcliffe


                               APPENDIX 1
                   Additional Particulars of Employment

     The following additional particulars are given for the purposes of the U.K. Employment Rights Act 1996:

1. Executive's employment by the Company began on the date of this Agreement.

2. Executive's period of continuous employment for statutory purposes began on June 1, 1973.

3. Except as otherwise provided by this Agreement, there are no terms or conditions of employment relating to hours of work or to normal working hours or to entitlement to holidays (including public holidays) or holiday pay or incapacity for work due to sickness or injury or to pensions or pension schemes or requiring Executive to work outside the United Kingdom for a period of more than one month.

4. There are no collective agreements which directly affect the terms or conditions of Executive's employment.

5. There is a contracting out certificate in place in respect of the Executive's employment.

6. No formal disciplinary or grievance procedure is currently in force in relation to Executive's employment. If Executive is dissatisfied with any disciplinary decision relating to him he may appeal in writing to the Chairman or Vice-Chairman of the Board within seven (7) days of that decision, whose decision shall be final.

                             Exhibit A

                        BONUS SHARE AWARDS

1   Subject to the terms and conditions set forth in the Employment
Agreement and the Cplc Bonus Plan, the Company undertakes to make a recommendation to the Trustee that fifty percent (50%) of the Executive's Bonus shall be payable in the form of a conditional right to receive fully paid ordinary shares in the capital of Cplc ("Shares") granted under and pursuant to the terms of the Cplc Bonus Plan (a "Bonus Share Award"); provided, however, that if such Bonus Share Award would exceed the limit established by rule 2.2 of the Cplc Bonus Plan, the excess shall be payable in cash. The Bonus Share Award shall be granted in accordance with rule 5.1 of the Cplc Bonus Plan as soon as reasonably practicable after the time bonuses are regularly paid to executives of the Dual Listed Companies in respect of the applicable fiscal year. In accordance with rule 3.2(e) of the Cplc Bonus Plan the Company shall recommend that the Trustee determine that the retention period with respect to each Bonus Share Award shall commence as of the first day of the Financial Year in which the Bonus Share Award is granted (the "Grant Date") and shall end on the date the financial results for the Financial Year which is three years from the Grant Date are released (the "Retention Period"). No Matching Awards will be granted to the Executive with respect to any Bonus Share Award and the Executive will not be entitled to contribute any part of his Bonus as Invested Shares into the Cplc Bonus Plan.

(2) Subject to Sections 3, 5 and 6 below and in accordance with rule 8 of the Cplc Bonus Plan, the Executive shall have no entitlement to exercise a Bonus Share Award unless he remains an employee of a member of the Group until the end of the Retention Period applicable to such Bonus Share Award and such release or exercise shall be made not later than three months after the end of the Retention Period; provided that if such release would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies or Cplc's dealing rules, the release or exercise shall be made within a period not to exceed three months immediately following the date on which any such prohibition ceases.

(3) A Bonus Share Award shall automatically lapse in accordance with rule 13.4 of the Cplc Bonus Plan upon the occurrence of any of the following events during the Retention Period applicable to such Bonus Share Award:

  (A) Executive's employment with the Company and the other members of the Group is terminated by the Company for "Cause," as defined in Paragraph 12.4 of the Employment Agreement;

  (B) Executive terminates his employment with the Company and the other members of the Group without "Good Reason," as defined in Paragraph 12.5 of the Employment Agreement, and without giving the notice required by Paragraph 12.6 of the Employment Agreement; or

  (C) Executive materially breaches the nondisclosure or intellectual property provisions set forth in Paragraphs 8 and 11, respectively, of the Employment Agreement.

Except as provided in Section 5 below, if the Executive's employment with the Company and the other members of the Group is terminated for any reason other than on account of an event described in Section 3(A) and 3(B) above, the Company shall recommend to the Trustee, in accordance with rule 13.2(c) of the Cplc Bonus Plan, that the Executive's Bonus Share Awards shall continue to be subject to the provisions of the Cplc Bonus Plan (as though the Executive had remained in employment with a member of the Group) until the end of the Retention Period applicable to such Bonus Share Awards; provided, however, that in the case of any Bonus Share Awards granted to the Executive after January 7, 2003, but within the period of twelve months immediately prior to the Executive's termination of employment with the Company and each member of the Group on account of an event other than an event described in Section 3(A) and 3(B) above, the Company shall recommend to the Trustee that such Bonus Share Awards continue to be subject to the provisions of the Cplc Bonus Plan (as though the Executive had remained in employment with a member of the Group) until the end of the Retention Period applicable to such Bonus Share Awards and that such Bonus Share Awards be released in accordance with rule 13.3(a) of the Cplc Bonus Plan. Subject to applicable law, if the Trustee does not agree with the Company's recommendation, the Company will make the Executive whole on an after-tax basis.

(4) The Executive hereby waives his rights to release or exercise of any Bonus Share Awards in circumstances where the Executive materially breaches the nondisclosure, noncompetition or intellectual property provisions set forth in Paragraphs 8, 9 and 11, respectively, of the Employment Agreement during the Retention Period applicable to such Bonus Share Award, irrespective of the fact that at an earlier date the Trustee may have exercised its discretion in accordance with rule 13.2(c) of the Cplc Bonus Plan.

(5) If the Executive's employment with a member of the Group is terminated on account of his death, the Retention Period with respect to each of the Executive's Bonus Share Awards shall be treated as coming to an end on the date of the Executive's death and such Bonus Share Awards shall be exercisable by the Executive's personal representatives as soon as reasonably practicable within the period of twelve months following the Executive's death in accordance with rule 13.1(a) of the Cplc Bonus Plan.

(6) If any person (other than Carnival or any its affiliates) acquires Control of Cplc within the meaning of rule 14 of the Cplc Bonus Plan, the Shares subject to the Executive's Bonus Share Awards may be exercised or released in accordance with rule 14 of the Cplc Bonus Plan.

(7) The provisions of the Employment Agreement and the Cplc Plan Bonus Plan are hereby incorporated herein by reference. Except as otherwise defined herein, any capitalized terms shall have the definitions set forth in the Cplc Bonus Plan and the Employment Agreement; provided, however, that if any capitalized term is used in both the Employment Agreement and the Cplc Bonus Plan, such term shall have the meaning set forth in the Cplc Bonus Plan.


                             Exhibit B

                      P&O PRINCESS CRUISES PLC





                         The rules of the
                    P&O PRINCESS CRUISES DEFERRED
                   BONUS AND CO-INVESTMENT MATCHING
                               PLAN:
                Approved by resolution of The Peninsular and
               Oriental Steam Navigation Company in general
                      meeting on 20 October 2000

              Amended by resolution of the Board of Directors
                    of the Company on 7 January 2003




Contents
CLAUSE	PAGE
2.     FORM OF AWARDS                                                4
       Share Award                                                   4
       Deferred Share Bonus Award                                    4
       Invested Shares                                               5
       Total Market Value of Awards                                  5
       Matching Award                                                5
       LTIP Awards and LTIP Matching Awards                          6
3.     INVITATION AND ELECTION TO PARTICIPATE IN THE PLAN            6
4.     CONTRIBUTION OF INVESTED SHARES                               6
5.     GRANT OF SHARE AWARDS AND DEFERRED SHARE BONUS AWARDS         7
6.     GRANT OF MATCHING AWARDS                                      8
7.     A PARTICIPANT'S RIGHTS IN RESPECT OF HIS AWARDS               8
8.     RELEASE OR EXERCISE OF SHARE AWARDS                           9
9.     RELEASE OR EXERCISE OF DEFERRED SHARE BONUS AWARDS            9
10.    RELEASE OF INVESTED SHARES                                    9
11.    RELEASE OR EXERCISE AND LAPSE OF MATCHING AWARDS             10
12.    PERFORMANCE TARGETS FOR MATCHING AWARDS                      11
13.    CESSATION OF EMPLOYMENT                                      12
14.    CHANGE OF CONTROL, SCHEME OF ARRANGEMENT,
       WINDING UP, DEMERGER                                         13
15.    ADJUSTMENTS                                                  15
16.    LIMIT ON UNISSUED SHARES                                     16
17.    ADMINISTRATION                                               17
18.    GENERAL                                                      18
SCHEDULE                                                            19
   LTIP AWARDS AND LTIP MATCHING AWARDS
 19
      2.  Grant of LTIP Awards and LTIP Matching Awards             19
      3.  Release or Exercise of LTIP Awards                        20
      4.  Release or Exercise and Lapse of LTIP Matching Awards     20
      5.  Performance Condition for LTIP Matching Award             21
      6.  Cessation of Employment                                   22
      7.  Change of Control, Scheme of Arrangement, Winding up,
      Demerger                                                      23
      8.  General                                                   25


               THE P&O PRINCESS CRUISES DEFERRED BONUS AND
                     CO-INVESTMENT MATCHING PLAN

                                 RULES

The P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan is intended to facilitate the retention of senior executives of the Group and to align the interests of such executives with those of Shareholders by enabling executives to receive Shares and to apply a proportion of their cash annual bonuses and their own funds, up to an annual limit, in the purchase of Shares which must be retained for a period of up to three years under the terms of the Plan. Provided the Participant has remained an employee of the Group and retained the Shares for a period of at least three years and a performance target has been satisfied, the Participant will be entitled to additional Shares.

DEFINITIONS

1.1 In these rules, unless the context otherwise requires, the following expressions shall have the following meanings respectively:

Admission has the meaning given in the listing particulars of the Company dated 26 September 2000;

Annual Bonus means the gross bonus paid or payable to an Executive in respect of any Financial Year under any annual bonus scheme from time to time operated by any member of the Group;

Award means any or all of a right to receive or acquire a Matching Award, a Share Award, a Deferred Share Bonus Award, a LTIP Award or a LTIP Matching Award;

Base Year means in relation to an EPS Test Period the Financial Year ending immediately prior to the start of the EPS Test Period;

Basic Salary means an Executive's annual basic salary in respect of his employment with the Group;


Board means the board of directors of the Company;


Committee means the remuneration committee of the Board;

Company means P&O Princess Cruises plc;

Control has the meaning given to it by section 840 of the Income and Corporation Taxes Act 1988;

Deferred Share Bonus Award means an Award referred to in Rule 2.3;

Earnings per Share means, for any year within an EPS Test Period, the earnings per share calculated in accordance with Financial Reporting Standard No. 14 issued by the Accounting Standards Board Limited or any modification thereto provided that to ensure comparability of Financial Years of the Company within an EPS Test Period the Committee may:

(a) adjust the figure for earnings per 1 Sterling Pound share as calculated in accordance with relevant accounting standards to arrive at a figure which reflects the underlying business performance of the Group (and may, without limitation, adjust by excluding any or all extraordinary or exceptional items from the earnings per share calculation);

(b) adjust the figure for the tax charge in respect of any year in an EPS Test Period to eliminate the effect of exceptional and unforeseen tax charges; and

(c) ensure that the relevant accounting standards are applied on a consistent basis in respect of years falling within any EPS Test Period;

Employees' Share Scheme has the meaning given to it by section 743 of the Companies Act 1985 (being inter alia a scheme for encouraging or facilitating the holding of Shares by or for the benefit of employees of the Group);

EPS Growth means in relation to an EPS Test Period, the percentage increase in the Company's Earnings per Share for that EPS Test Period comparing the Company's Earnings per Share for the relevant Base Year to the Company's Earnings per Share for the relevant Final Year;

EPS Test Period means, in respect of any Matching Award, the period of three years commencing on the first day of the Financial Year in which the Grant Date falls;

Executive means any employee or executive director of any member of the Group whose terms of service (other than in the case of the Chairman of the Company) require him to devote substantially the whole of his time to the affairs of the Group;

Executive Share Scheme means any Employees' Share Scheme under which participation is at the discretion of the Board or Committee;

Final Year means in relation to an EPS Test Period the last Financial Year in the EPS Test Period;

Financial Year means an accounting reference period as defined in accordance with section 224 of the Companies Act 1985;

Grant Date means the date on which an Award is granted under Rule 5 or Rule
6;

Grant Letter means the notification to a Participant setting out the terms of an Award;

Grant Period means the period of forty-two days commencing on any of the following;

(a) the date of Admission;

(b) the day on which the Company makes an announcement of its results for any period; or

(c) any day on which the Board resolves that exceptional circumstances exist which justify the grant of Awards.

Group shall mean the Company and the Subsidiaries, and member of the Group shall be construed accordingly;

Holding Period shall mean the period specified in paragraph 4.2 or 4.3 of the Schedule;

Invested Shares means Shares acquired or contributed to the Plan referred to in Rule 2.4 and Rule 4.2 which are designated as Invested Shares for the purposes of the Plan;

London Stock Exchange means London Stock Exchange plc;

LTIP Award means one or both of a 2001 LTIP Award or a 2002 LTIP Award;

LTIP Matching Award means one or both of a 2001 LTIP Matching Award or a 2002 LTIP Matching Award;

2001 LTIP Award means an Award referred to in paragraph 1.1 of the Schedule which has the Holding Period mentioned in paragraph 4.2 of the Schedule;

2002 LTIP Award means an Award referred to in paragraph 1.1 of the Schedule which has the Holding Period mentioned in paragraph 4.3 of the Schedule;

2001 LTIP Matching Award means an Award referred to in paragraph 1.3 of the Schedule which has the Holding Period mentioned in paragraph 4.2 of the Schedule;

2002 LTIP Matching Award means an Award referred to in paragraph 1.3 of the Schedule which has the Holding Period mentioned in paragraph 4.3 of the Schedule;

Market Value means, in relation to Shares or an ordinary share in a Comparator Company on any day, for so long as such shares are listed on the London Stock Exchange, its middle-market quotation as derived from the Daily Official List of the London Stock Exchange and otherwise shall mean their market value as defined by section 272 of the Taxation of Chargeable Gains Act 1992;

Matching Award means an Award referred to in Rule 2.6 and Rule 2.7;

P&O means The Peninsular and Oriental Steam Navigation Company;

Participant means an Executive participating in the Plan;

Plan means the P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan as set out in these Rules;

the P&O Long Term Incentive Plan means the P&O Long Term Incentive Plan approved by stockholders of P&O on 17 May 1996;

Replacement Options means the options to acquire Shares granted under the P&O Princess Cruises Executive Share Option Plan in connection with the Demerger which are expressed to replace options to acquire deferred stock in P&O granted under employees' share schemes of P&O;

Retention Period shall mean the period specified in Rule 11.2;

Shares means fully paid ordinary shares in the capital of the Company;

Share Award means an Award referred to in Rule 2.1;

Subsidiary means any company which is a subsidiary of the Company within the meaning of section 736 of the Companies Act 1985;

the Secretary means the Secretary of the Company, or some other person nominated by the Board;

Trustee shall mean the original trustee under the P&O Princess Cruises Employee Benefit Trust established by a Trust Deed dated 18 October 2000 or such other persons who is or are the trustee or trustees from time to time of the said trust; and

References to any statute or statutory instrument or to any part or parts thereof include any modification, amendment or re-enactment thereof for the time being in force.

Words of the masculine gender shall include the feminine and vice versa and words in the singular shall include the plural and vice versa unless in either case the context otherwise requires or is otherwise stated.

FORM OF AWARDS

2. Share Award

2.1 The Trustee may grant a Share Award in respect of any Financial Year to an Executive who applies to participate in the Plan over such number of Shares as the Trustee shall determine, having regard to the recommendations of the Committee.

2.2 The aggregate Market Value of the Shares over which a Share Award is granted shall not exceed 50% of the Executive's annual basic salary payable for that Financial Year.

Deferred Share Bonus Award

2.3 The Trustee may grant a Deferred Share Bonus Award in respect of any Financial Year to an Executive who applies to participate in the Plan over such number of Shares as the Trustee shall determine having regard to the recommendations of the Committee and any elections which the Executive has made in his participation application.

Invested Shares

2.4 The Trustee may allow an Executive who applies to participate in the Plan to contribute Invested Shares for the purposes of the Plan which he may do by applying all or part of his Annual Bonus (after the deduction of tax) and such other monies as the Executive may pay to the Trustee in the acquisition of Shares which shall be designated as Invested Shares for the purposes of the Plan and which may be registered in the name of the Executive or held by the Trustee as bare trustee for the Executive.

Total Market Value of Awards

2.5 The aggregate of the total Market Value of:

(a) an Executive's Invested Shares multiplied by the fraction 1/1-X where X is the Executive's marginal rate of income tax expressed as a fraction; and

(b) the Shares the subject of any Share Award and/or Deferred Share Bonus Award granted to a Participant in respect of a Financial Year shall not exceed 100% of the Executive's annual basic salary for that Financial Year. The Market Value of Invested Shares shall be measured at the date the Invested Shares are acquired or contributed to the Plan. The Market Value of Shares the subject of a Share Award or a Deferred Share Bonus Award shall be measured at the relevant Grant Date.

Matching Award

2.6 The Trustee may grant a Matching Award to an Executive who has been granted a Share Award or a Deferred Share Bonus Award or has contributed Invested Shares and such Matching Award shall be treated as related to such Invested Shares or Award.

2.7 The Matching Award shall entitle the Participant to acquire such maximum number of Shares subject to these Rules as the Trustee shall specify at the time of grant. Such maximum shall not exceed a number of Shares having a total Market Value at the Grant Date equal to the sum of:

(a) the Market Value of an Executive's Invested Shares multiplied by the fraction 1/1-X where X is the Executive's marginal rate of income tax expressed as a fraction (measuring Market Value at the date the Invested Shares are acquired or contributed to the Plan); and

(b) the total Market Value of the Shares the subject of any Deferred Share Bonus Award granted to him; and

(c) the total Market Value of the Shares the subject of any Share Award granted to him.

2.8 The number of Shares which the Participant may acquire under the Matching Award will be determined at the end of the Retention Period according to the extent to which a performance target specified by the Trustee at the Grant Date has been satisfied.

LTIP Awards and LTIP Matching Awards

2.9 The Trustee may grant LTIP Awards and LTIP Matching Awards on the terms set out in the Schedule hereto.

3. INVITATION AND ELECTION TO PARTICIPATE IN THE PLAN

3.1 The Trustee may at any time before or after the notification of Annual Bonuses invite any Executive selected by the Committee to participate in the Plan.

3.2 An invitation shall be in such form as the Trustee may from time to time prescribe but shall inter alia specify in respect of any Financial
Year:

(a) whether the Executive is eligible for the grant of a Share Award;

(b) whether the Executive is eligible for the grant of a Deferred Share Bonus Award and, if so, what maximum value he may elect to receive in the form of such Deferred Share Bonus Award;

(c) the Executive is eligible to contribute Invested Shares, and if so what maximum value he may apply from his Annual Bonus after the deduction of tax and/or his own resources in the acquisition of Shares to be designated as Invested Shares;

(d) maximum number of Shares over which a Matching Award may be granted to the Executive and the performance condition which will apply to the Matching Award; and

(e) the Retention Period to which a Participant's Awards and Invested Shares will be subject.

3.3 An Executive may elect to participate in the Plan by signing and returning to the Trustee a notice of election in such form as the Trustee may from time to time prescribe.

4. CONTRIBUTION OF INVESTED SHARES

4.1 If the Participant elects to apply all or part of his Annual Bonus (after deduction of tax) and/or his own resources in the acquisition of Shares to be designated as Invested Shares for the purposes of Plan he shall comply with such arrangements as the Company and/or the Trustee shall specify to ensure that the Trustee has sufficient monies available to acquire the necessary Shares at the appropriate time.

4.2 The Trustee may, at its discretion, permit a Participant to transfer Shares to the Trustee or to deposit with the Secretary certificates representing Shares, which in either case shall be treated as Invested Shares for the purposes of the Plan.

4.3 Any purchase of Shares pursuant to Rule 4.1 shall be of such whole number of Shares as can be purchased with the cash amount which the Participant has elected to apply (less dealing costs and stamp duty) at a price no higher than the best price reasonably obtainable on the London Stock Exchange (or on any recognised exchange which replaces the London Stock Exchange) on the day of purchase.

4.4 For the purposes of Rule 4.3 any purchase of Shares shall be made at such times during a Grant Period as the Trustee may in its absolute discretion decide unless any purchase would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules), and the Trustee may consult with the Company's Brokers and the Secretary on the timing of purchases after such prohibition ceases.

4.5 Any sum remaining following the acquisition of Invested Shares pursuant to Rule 4.3 on behalf of a Participant shall be paid to that Participant.

4.6 The Trustee shall hold a Participant's Invested Shares as bare trustee for the Participant throughout the Retention Period, or a Participant's Invested Shares may be registered in the name of the Participant and the certificates relating to those Shares deposited with the Secretary throughout the Retention Period.

4.7 For the avoidance of doubt the Participant shall have the beneficial interest in his Invested Shares during the Retention Period and shall be entitled to receive all dividends payable in respect of his Invested Shares and shall have all the rights therein commonly enjoyed by a beneficial owner of Shares.

5. GRANT OF SHARE AWARDS AND DEFERRED SHARE BONUS AWARDS

5.1 The Trustee may grant a Share Award and/or a Deferred Share Bonus Award to a Participant at any time during a Grant Period unless the making of an Award would be prohibited by law or the Model Code for Securities
Transactions by Directors of Listed Companies (or the Company's dealing rules).

5.2 If such prohibition remains in force after the date on which any Share Award would have been granted but for such prohibition, the Share Award shall be granted immediately following the date on which the prohibition ceases.

5.3 If such prohibition remains in force 30 days after the date on which any Deferred Share Bonus Award would have been granted but for such prohibition, the Board or Trustee shall invite the Participant to reconsider whether he wishes to elect to receive:

(a) a Deferred Share Bonus Award immediately following the date on which the prohibition ceases; or

(b) a cash sum equal to the value he elected to receive in the form of such Deferred Share Bonus Award.

5.4 The Trustee may determine at the time of grant whether the Participant shall have any beneficial interest in the Shares the subject of a Share Award or a Deferred Share Bonus Award and whether he shall have any right to dividends in respect of the Shares and such other rights therein commonly enjoyed by a beneficial owner of Shares or whether he shall only have a conditional right to acquire or receive such Shares in which case he shall have no beneficial interest in the Shares until the end of the Retention Period.

5.5 The Trustee may at its discretion grant a Share Award or a Deferred Share Bonus Award in the form of an option to acquire Shares, a right to receive Shares, a conditional allocation of Shares or an allocation of Shares subject to restrictions and any reference to an Award being "exercisable" or "exercised" shall in the case of an Award which is not granted in the form of an option be construed as "being capable of release" or "released".

6. GRANT OF MATCHING AWARDS

6.1 A Matching Award may be granted to a Participant at any time during a Grant Period unless the making of the Award would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules). If such prohibition remains in force after the date on which any Matching Award would have been granted but for such prohibition, the Matching Award shall be granted immediately following the date on which the prohibition ceases.

6.2 The Trustee may determine at the time of grant whether the Participant shall have any beneficial interest in the Shares the subject of a Matching Award and whether he shall have any right to dividends in respect of the Shares and such other rights therein commonly enjoyed by a beneficial owner of Shares or whether he shall only have a conditional right to acquire or receive such Shares, in which case he shall have no beneficial interest in the Shares until the release or exercise of such Award.

6.3 The Trustee may at its discretion grant a Matching Award in the form of an option to acquire Shares, a right to receive Shares, a conditional allocation of Shares or an allocation of Shares subject to restrictions.

7. A PARTICIPANT'S RIGHTS IN RESPECT OF HIS AWARDS

7.1 No consideration shall be given for the grant of an Award which shall be evidenced by a Grant Letter in such form as the Trustee shall from time to time prescribe and which shall be executed as a deed.

7.2 The Company shall procure that there are sufficient Shares available at the end of the Retention Period for issue or transfer to satisfy an Award.

7.3 Nothing in these Rules or in a Participant's contract of employment shall be construed as giving to any Participant a right to be considered for participation in the Plan, to contribute Invested Shares or to receive the grant of any Award.

7.4 Neither an Award nor the Shares the subject of an Award shall be pensionable for any purpose.

7.5 Neither an Award nor the Shares the subject of an Award shall be capable of being transferred, assigned, sold, pledged, charged or otherwise disposed of during the Retention Period save as permitted by these Rules.

8. RELEASE OR EXERCISE OF SHARE AWARDS

Save as otherwise permitted by these Rules, a Participant shall have no entitlement to exercise his Share Award unless he remains an employee of any member of the Group until the end of the Retention Period and such release or exercise shall be made not later than three months after such date or, if such release or exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such release or exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, as the Trustee may determine.
 For the avoidance of doubt, such exercise may occur irrespective of whether the performance targets referred to in Rules 12.2 and 12.4 are satisfied.

9. RELEASE OR EXERCISE OF DEFERRED SHARE BONUS AWARDS

Save as otherwise permitted by these Rules, a Participant shall have no entitlement to exercise his Deferred Share Bonus Award until the end of the Retention Period and such exercise shall be made not later than three months after such date or, if such exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, as the Trustee may determine. For the avoidance of doubt, such exercise may occur irrespective of whether the performance targets referred to in Rules 12.2 and 12.4 are satisfied.

10. RELEASE OF INVESTED SHARES

Save as otherwise permitted by these Rules, a Participant's Invested Shares shall not be released to him until the end of the Retention Period and such release shall be made as soon as reasonably practicable after such date or, if such release would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such release may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, as the Trustee may determine. For the avoidance of doubt, such exercise may occur irrespective of whether the performance targets referred to in Rules 12.2 and 12.4 are satisfied.

11. RELEASE OR EXERCISE AND LAPSE OF MATCHING AWARDS

Save as otherwise permitted by these Rules a Participant shall have no entitlement to the exercise his Matching Award unless:

(a) any performance targets referred to in Rules 12.2 and 12.4 below are satisfied;

(b) the Participant retains beneficial ownership of all the Invested Shares to which the Matching Award relates throughout the Retention Period referred to in Rule 11.2 below, and any Share Award or Deferred Share Bonus Award to which the Matching Award relates is still subsisting at the end of the Retention Period; and

(c) the Participant remains an employee of any member of the Group until the end of the Retention Period.

11.2 The Retention Period in relation to a Participant's Awards and Invested Shares shall (unless foreshortened pursuant to Rules 13 and 14) be the period commencing on the first day of the Financial Year in which the related Matching Award is granted and ending on the date on which the final results for the last Financial Year of the EPS Test Period are announced.

11.3 The Trustee may in its absolute discretion determine in exceptional circumstances that notwithstanding that a Participant has ceased to retain beneficial ownership of all or some Invested Shares or that an Award has lapsed prior to the end of the Retention Period that all or some pro rata part of the related Matching Award may be released or exercised subject to Rule 12 as if the condition in Rule 11.1(b) had been satisfied.

11.4 In the event that all the conditions in Rule 11.1 (a), (b) and (c) are satisfied, the Participant shall become entitled to the release of or to exercise his Matching Award. Where the relevant Shares are to be released they shall be released as soon as reasonably practicable after the end of the Retention Period. Where the Award is to be exercised it may be exercised within three months of the end of the Retention Period or, if such exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, as the Trustee may determine.

11.5 Save as otherwise permitted by these Rules, in the event that any performance conditions referred to in Rules 12.2 and 12.4 below are not satisfied at the end of the Retention Period a Participant's Matching Award shall automatically lapse.

11.6 Any transfer, assignment, sale, pledge, charge or other disposal of a Participant's Invested Shares or any Shares the subject of a Share Award or Deferred Share Bonus Award shall result in the automatic lapse and forfeiture of the related Matching Award unless in exceptional circumstances the Trustee has exercised its discretion pursuant to Rule 11.3 in which case all or such pro rata part of the Matching Award as the Trustee may determine may continue subject to the Rules of the Plan.

12. PERFORMANCE TARGETS FOR MATCHING AWARDS

12.1 Subject to the provisions of Rule 14 a Matching Award shall not be capable of exercise unless the performance target set out in Rule 12.2 is satisfied. The Trustee acting on the recommendation of the Committee may impose a different but no less onerous target to the target set out in Rule 12.2 in respect of different Awards and in respect of Awards granted in different Financial Years and any reference in these Rules to the target referred to in Rule 12.2 shall include any such different target.

12.2 The performance target referred to in Rule 12.1 is that the Company's EPS Growth in the EPS Test Period applicable to the Matching Award is at least 10 per cent. The Committee shall determine whether such performance target has been satisfied and inform the Trustee accordingly.

12.3 A Matching Award shall lapse automatically if the test in Rule 12.2 is not met unless the Trustee acting on the recommendation of the Committee is otherwise satisfied that the underlying performance of the Company over the same period justifies the exercise of Awards (in which event the performance target in Rule 12.2 shall be deemed to be satisfied).

12.4 If the performance target in Rule 12.2 above is satisfied, a Matching Award shall be exercisable in respect of such number of Shares as represents the percentage of the Matching Award as is shown in the right-hand column below according to the Company's EPS Growth in the EPS Test Period as indicated in the left-hand column below:

Company's EPS Growth        % of Matching Award capable of
                              release or exercise

40% and greater                    100%

10%                                 25%

Below 10%                            0%


Where the Company's EPS Growth is between 40% and 10%, the percentage of a Matching Award which is capable of exercise shall be calculated on a straight line basis between 100% and 25%.

12.5 The Trustee acting on the recommendation of the Committee may impose a different but no less onerous performance target or condition to the condition set out in Rule 12.4 in respect of different Awards and in respect of Awards granted in different Financial Years and any reference in these Rules to the target or condition referred to in Rule 12.4 shall include any such different target or condition.

13. CESSATION OF EMPLOYMENT

13.1 If a Participant ceases to be an employee of a member of the Group during the Retention Period by reason of death:

(a) the Retention Period as it relates to the Participant's Invested Shares and any Share Award or Deferred Share Bonus Award shall be treated as coming to an end on the date of death and any Invested Shares shall be released to and any Share Award or Deferred Share Bonus Award shall be exercisable by the Participant's personal representatives as soon as reasonably practicable within the period of 12 months following the date of death; and

(b) the related Matching Award shall continue to be subject to the provisions of the Plan as though the Participant had remained in employment. The Participant's Matching Award shall be exercisable by the Participant's personal representatives within 12 months after the end of the Retention Period subject to Rule 12 PROVIDED THAT the number of Shares in respect of which the Matching Award shall be exercised as determined pursuant to Rule 12.4 shall be reduced by the fraction A/B (where A is that part of the EPS Test Period relating to the Matching Award following the Participant's death (measured in complete months) and B is 36) and FURTHER PROVIDED THAT any related Matching Award granted to the Participant after 7 January 2003 but within the period of 12 months immediately prior to the Participant's death shall lapse automatically upon the date of death unless the Trustee (acting on the recommendation of the Committee) determines otherwise in which case the preceding provisions of this Rule 13.1(b) shall apply.

13.2 If a Participant ceases to be an employee of a member of the Group during the Retention Period by reason of:

(a) injury, disability or ill-health;

(b) retirement at or after the date on which he is bound to retire under his contract of employment or early retirement (as agreed by the Trustee acting on the recommendation of the Committee); or

(c) any reason other than one stated in this Rule 13.2 which the Trustee (acting on the recommendation of the Committee) so decides in its absolute discretion the Participant's Invested Shares, Share Award, Deferred Share Bonus Award and the related Matching Award shall continue to be subject to the provisions of the Plan (as though the Participant had remained in employment) until the end of the Retention Period PROVIDED THAT in the case of any Awards granted to the Participant after 7 January 2003, but within the period of 12 months immediately prior to the Participant's cessation of employment, the related Invested Shares shall be released to, and any relevant Share Award or Deferred Share Bonus Award shall be exercisable by, the Participant within three months of such cessation and any related Matching Awards shall lapse automatically upon such cessation unless the Trustee (acting on the recommendation of the Committee) determines otherwise, in which case the preceding provisions of this Rule 13.2 shall apply to the Invested Shares and any Share Award, Deferred Share Bonus Award and related Matching Award.

13.3 Where Rule 13.2 applies:

(a) the Participant's Invested Shares shall be released to and any Share Award or Deferred Share Bonus Award shall be exercisable by, him within three months after the end of the Retention Period; and

(b) the related Matching Award shall be exercisable by him within three months after the end of the Retention Period subject to Rule 12 PROVIDED THAT the number of Shares in respect of which the Matching Award shall be exercised as determined pursuant to Rule 12.4 shall be reduced by the fraction A/B (where A is that part of the EPS Test Period relating to the Matching Award following the Participant's cessation of employment
(measured in complete months) and B is 36).

13.4 If a Participant ceases to be an employee of a member of the Group during the Retention Period for any reason other than one stated in Rules
13.1 and 13.2 above, the Participant's Invested Shares shall be released to, and any Deferred Share Bonus Award shall be exercisable by, him within three months after the cessation of employment but any Share Award or Matching Award granted to him shall automatically lapse.

13.5 If any release or exercise under this Rule 13 would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such release or exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, as the Trustee may determine


14. CHANGE OF CONTROL, SCHEME OF ARRANGEMENT, WINDING UP, DEMERGER

14.1 If at any time any person (either alone or together with any person acting in concert with him) obtains Control of the Company as a result of making an offer (whether by way of a general offer or otherwise) to acquire the whole of the issued share capital of the Company or all of the Shares (other than any Shares already owned by him and/or any person acting in concert with him) which was either unconditional or was made on a condition such that if it was satisfied, the person making the offer would have Control of the Company, the performance targets referred to in Rule 12 applying to a Participant's Matching Award shall cease to apply and the Retention Period applying to his Invested Shares and Awards shall be treated as coming to an end. A Participant's Invested Shares shall be released to, and any Share Award and Deferred Share Bonus Award granted to the Participant shall be exercisable by, him within 30 days of such person acquiring Control and any condition to which the offer was made has been satisfied. Subject to Rule 14.1B below the related Matching Award shall be exercisable by the Participant within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance target in Rule 12.4 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company in which case the Participant shall be entitled to exercise his Matching Award only in respect of such lesser number.

14.1A If any transaction is implemented whereby the shareholders of the Company immediately prior to the completion of such transaction cease, upon such completion, to hold the majority of votes capable of being cast on any matter in relation to the Company (whether by the shareholders of the Company alone or together with the shareholders of any other company forming part of a single combined economic enterprise with the Company) the performance targets referred to in Rule 12 applying to a Participant's Matching Award shall cease to apply and the Retention Period applying to his Invested Shares and Awards shall be treated as coming to an end. A Participant's Invested Shares shall be released to, and any Share Award and Deferred Share Bonus Award granted to the Participant shall be exercisable by, him within 30 days of the completion of such transaction. Subject to Rule 14.1B below the related Matching Award shall be exercisable by the Participant within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance target in Rule 12.4 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company, in which case the Participant shall be entitled to exercise his Matching Award only in respect of such lesser number.

14.1B If any person obtains Control of the Company in the circumstances mentioned in Rule 14.1, or any transaction as is mentioned in Rule 14.1A is implemented, any Matching Award granted to a Participant after 7 January 2003 and within the period of 12 months prior to the date any such person obtains Control or, as the case may be, the completion of any such transaction, shall automatically lapse on such person obtaining Control or upon the completion of any such transaction (as the case may be) unless the Trustee (acting on the recommendation of the Committee) determines that the provisions of Rule 14.1 or 14.1A shall apply

14.2 If any person obtains Control of the Company in pursuance of a compromise or arrangement sanctioned by the Court under section 425 of the Companies Act 1985, the performance targets referred to in Rule 12 applying to a Participant's Matching Award shall cease to apply and the Retention Period applying to his Invested Shares and Awards shall be treated as coming to an end. A Participant's Invested Shares shall be released to, and any Share Award or Deferred Share Bonus Award shall be exercisable by, him within 30 days of the Court sanctioning the compromise or arrangement.
 Subject to Rule 14.2A below the related Matching Award shall be exercisable by the Participant within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance target in Rule 12.4 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company in which case the Participant shall be entitled to exercise his Matching Award only in respect of such lesser number. If as a result of such compromise or arrangement Shares are exchanged for other shares or securities, the references to Shares in this Rule 14.3 shall be deemed to be references to such other shares or securities.

14.2A Any Matching Award granted to a Participant after 7 January 2003 and within the period of 12 months prior to the date any person obtains Control of the Company in the circumstances mentioned in Rule 14.2, shall automatically lapse on such person obtaining Control unless the Trustee (acting on the recommendation of the Committee) determines that the provisions of Rule 14.2 shall apply.

14.3 A Matching Award shall not be exercised under Rule 14.2 without the consent of the Committee if the purpose and effect of the compromise or arrangement is to create a new holding company for the Company, such company having substantially the same Shareholders and proportionate Shareholdings as those of the Company immediately prior to the compromise or arrangement.

14.4 If a resolution for the voluntary winding up of the Company is passed any performance targets referred to in Rule 12 applying to a Participant's Matching Award shall cease to apply and the Retention Period applying to his Invested Shares and Awards shall be treated as coming to an end. A Participant's Invested Shares shall be released to, and any Share Award and Deferred Share Bonus Award shall be exercisable by, him within 30 days of the passing of such resolution. The related Matching Award shall be exercisable by him within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance target in Rule 12.4 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company in which case the Participant shall be entitled to exercise his Matching Award only in respect of such lesser number.

14.5 If the Board or Committee becomes aware that the Company is or is expected to be affected by any demerger, dividend in specie, super dividend or other transaction, which in the opinion of the Board or Committee would affect the current or future value of any Awards, the Board or Committee may recommend to the Trustee to allow a Participant's Invested Shares to be released to, or his Awards to be exercised by, him within such period and on such terms whether or not having regard to the performance targets in Rule 12 as the Trustee may after consultation with the Board or Committee consider appropriate. The Trustee may take such action after consultation with the Board or Committee as it considers appropriate in the circumstances including in relation to any monies, Shares, or other securities it may receive as a result of any such event.

15. ADJUSTMENTS

15.1 In the event of any capitalisation issue, rights issue or sub-division or consolidation of or other variation in the share capital of the Company:

(a) a Participant shall, in respect of his Invested Shares and any Shares the subject of an Award in which he has a beneficial interest, be treated in the same manner as any other holder of Shares, save that (unless the Board determines otherwise):

     (i)  in the event of a rights issue in respect of Shares,

            (A) the Participant shall be required to sell sufficient rights nil-paid (at such time during the rights issue as the Board thinks fit) as will enable the Participant to acquire with the proceeds of sale the remainder of his rights entitlement;

               (B) PROVIDED THAT the Participant may elect to take up in a personal capacity the rights that would have been sold (and any resulting Shares shall not be subject to this Plan) subject to the Participant providing sufficient funds to give effect to his obligation under the first part of paragraph (i)(1);

     (ii) in the event of receipt of cash (other than dividends paid in the normal course) or securities (other than Shares) in respect of Shares (on a demerger or other reorganisation of the Shares of the Company), the Participant shall be required to apply that cash (or the proceeds of sale of such securities), after allowing for tax thereon and expenses of sale, in the purchase of further Shares; and

     (iii)the Participant shall deposit with the Secretary or Trustee (as the Board shall require) for the remainder of the Retention Period the certificates in respect of Shares or other securities received in connection with the relevant event; and

(b) the number of Shares the subject of a Participant's Share Award, Deferred Share Bonus Award, LTIP Award, Matching Award or LTIP Matching Award and in which he has no beneficial interest shall be adjusted in such manner as the Trustee, in its absolute discretion with the recommendation of the Committee, thinks fit.

16. LIMIT ON UNISSUED SHARES

16.1 The number of unissued Shares which may be made the subject of Awards on any day shall not, when added to the aggregate number of Shares issued or issuable pursuant to Awards or rights granted in the previous ten years under the Plan and any other Executive Share Scheme established by the Company, exceed such number as represents five per cent of the ordinary share capital of the Company in issue immediately prior to that day.

16.2 The number of unissued Shares which may be made the subject of Awards on any day shall not, when added to the aggregate number of Shares issued or issuable pursuant to Awards or rights granted in the previous ten years under the Plan and any other Employees' Share Scheme established by the Company, exceed such number as represents ten per cent of the ordinary share capital of the Company in issue immediately prior to that day.

16.3 In determining the limits in Rules 16.1 and 16.2, any Replacement Options pursuant to which Shares may be issued shall be treated as granted on the date the options they replace were granted.

17 ADMINISTRATION

17.1 The rights and obligations of any Participant under the terms of his office or employment shall not be affected by his participation in the Plan. Each Participant shall be deemed to waive all and any rights to compensation or damages in consequence of the termination of his office or employment for any reason whatsoever insofar as those rights arise or may arise from his ceasing to have rights hereunder as a result of such termination or from the loss or diminution in value of such rights or entitlements.

17.2 All share certificates and other communications relating to the Plan shall be sent at the Participant's risk.

17.3 Shares shall be released to a Participant by the Secretary delivering to a Participant or his personal representatives the certificate(s) in relation to a Participant's Shares, or if the Shares are held by the Trustee, by the Trustee transferring such Shares to the Participant or his personal representatives.

17.4 Any liability of a Participant to taxation in respect of an Award shall be for the account of the relevant Participant, and the release of any Shares the subject of a Participant's Award or the exercise of any such Award shall be conditional on the Participant complying with any arrangements specified by the Trustee or the Company for the payment of taxation and any national insurance contributions (including, without limitation, the sale of sufficient Shares to enable the Trustee or the Company or any employing company in the Group to satisfy its obligations in respect of deduction of taxation and employee's national insurance contributions at source).

17.5 The Trustee acting in consultation with the Committee may determine that the release of any Shares the subject of a Participant's Award or the exercise of any such Award shall be conditional on the Participant either:

(a) entering into an election by such date as the Trustee, or the Company or any relevant employing company in the Group shall specify, whereby the Participant agrees that all or any part of the secondary (employer's) national insurance contributions arising in respect of the release of any Shares or exercise of any such Awards will be for the account of the Participant or his personal representatives; or

(b) complying with such arrangements as the Company or the Trustee or any relevant employing company in the Group shall specify from to time whereby such contributions are deducted from the Participant's earnings or otherwise recovered (directly or indirectly) from the Participant.

The Company, Trustee or relevant employing company reserves the right to waive this condition in respect of all or part of the Awards granted to the Participant and in respect of all or any part of the secondary (employer's) national insurance contributions arising in respect of the release of Shares or exercise of such Awards.

18. GENERAL

18.1 The Company reserves the right to terminate the Plan or amend these rules at any time (including by the adoption of a further schedule to provide for the conversion of cash based bonus incentives into awards to acquire Shares pursuant to the Plan) PROVIDED THAT the provisions governing eligibility to participate in the Plan, individual participation limits and the consequences of any capitalisation issue, rights issue or sub-division or any other variation of capital cannot be altered to the advantage of Participants without the prior approval of Shareholders in general meeting (except for minor amendments to benefit the administration of the Plan, to take account of a change in legislation (including but not limited to changes to rates of taxation of Participants) or to obtain or maintain favourable tax, exchange control or regulatory treatment for Participants or for any member of the Group).

18.2 The Plan shall constitute an Employees' Share Scheme so that financial assistance provided by the Company or its Subsidiaries for those purposes shall be lawful by reason of section 153(4)(b) of the Companies Act 1985.

18.3 These rules shall be governed by and construed in accordance with English law.


                                 SCHEDULE

                     LTIP AWARDS AND LTIP MATCHING AWARDS

1.1 The Trustee may grant a 2001 LTIP Award and a 2002 LTIP Award to an Executive who, immediately prior to the Demerger, holds an award granted under the terms of the P&O Long Term Incentive Plan in respect of the performance period ending 31 December 1999 which he releases in consideration for the grant of LTIP Awards.

1.2 A 2001 LTIP Award shall entitle the Participant to acquire such number of Shares as have a Market Value at the Grant Date as nearly as possible equal to fifty per cent of the Market Value of the P&O Deferred Stock over which the award referred to in paragraph 1.1 subsisted immediately before it was released.

1.3 A 2002 LTIP Award shall entitle the Participant to acquire such number of Shares as have a Market Value at the Grant Date as nearly as possible equal to fifty per cent of the Market Value of the P&O Deferred Stock over which the award referred to in paragraph 1.1 subsisted immediately before it was released.

1.4 The Trustee may grant a 2001 LTIP Matching Award and a 2002 LTIP Matching Award to an Executive who has been granted a 2001 LTIP Award and a 2002 LTIP Award and the 2001 LTIP Matching Award shall be treated as related to the 2001 LTIP Award and the 2002 LTIP Matching Award shall be treated as related to the 2002 LTIP Award.

1.5 A LTIP Matching Award shall entitle the Participant to acquire such maximum number of Shares subject to this Schedule as the Trustee shall specify at the time of grant. Such maximum shall not exceed a number of Shares having a total Market Value at the Grant Date equal:

(a)in the case of a 2001 LTIP Matching Award to the Shares the subject of the 2001 LTIP Award;

(b)in the case of a 2002 LTIP Matching Award to the Shares the subject of the 2002 LTIP Award.

2. GRANT OF LTIP AWARDS AND LTIP MATCHING AWARDS

2.1 A LTIP Award and a LTIP Matching Award may only be granted to a Participant within the period of six weeks immediately following the date of Admission.

2.2 The Trustee may determine at the time of grant whether the Participant shall have any beneficial interest in the Shares the subject of a LTIP Award and a LTIP Matching Award and, accordingly, whether he shall have any right to dividends in respect of the Shares and such other rights therein commonly enjoyed by a beneficial owner of Shares or whether he shall only have a conditional right to acquire or receive such Shares, in which case he shall have no beneficial interest in the Shares until the release or exercise of such Award.

2.3 The Trustee may at its discretion grant a LTIP Award and a LTIP Matching Award in the form of an option to acquire Shares, a right to receive Shares, a conditional allocation of Shares or an allocation of Shares subject to restrictions and any reference to an Award being "exercisable" or "exercised" shall in the case of an Award which is not granted in the form of an option be construed as "being capable of release" or "released".

3. RELEASE OR EXERCISE OF LTIP AWARDS

Save as otherwise permitted by this Schedule a Participant shall have no entitlement to exercise his 2001 LTIP Award until the date on which the final results for the Financial Year ended 31 December 2001 are announced (the 2001 Results Date) nor his 2002 LTIP Award until the date on which the final results for the Financial Year ended 31 December 2003 are announced (the 2003 Results Date) and such exercise shall be made not later than three months after the relevant date or, if such exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, as the Trustee may determine. For the avoidance of doubt, such exercise may occur irrespective of whether the performance condition in paragraph
5 is satisfied.

4. RELEASE OR EXERCISE AND LAPSE OF LTIP MATCHING AWARDS

4.1 Save as otherwise permitted by this Schedule a Participant shall have no entitlement to exercise a LTIP Matching Award unless:

(a) The Participant retains his related LTIP Award throughout the relevant Holding Period referred to in paragraph 4.2 and 4.3 below; and

(b) the Participant remains an employee of any member of the Group until the end of the relevant Holding Period.

4.2 The Holding Period in relation to a 2001 LTIP Matching Award shall (unless foreshortened pursuant to paragraphs 6 and 7) be the period which commences on the Grant Date and ends on the 2001 Results Date.

4.3 The Holding Period in relation to a 2002 LTIP Matching Award shall (unless foreshortened pursuant to paragraphs 6 and 7) be the period commencing on the Grant Date and ending on the 2003 Results Date.

4.4 In the event that all the conditions in paragraph 4.1 are satisfied, a Participant shall become entitled to exercise his LTIP Matching Award.
 Where the relevant Shares are to be released they shall be released as soon as reasonably practicable after the end of the relevant Holding Period. Where the LTIP Matching Award is to be exercised it may be exercised within three months of the end of the relevant Holding Period or, if such exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, as the Trustee may determine.

4.5 Save as otherwise permitted by these Rules, in the event that the minimum performance condition referred to in paragraph 5 is not satisfied at the end of the relevant Holding Period a Participant's LTIP Matching Award shall automatically lapse.

4.6 Any transfer, assignment, sale, pledge, charge or other disposal of any Shares the subject of a LTIP Award shall result in the automatic lapse and forfeiture of the related LTIP Matching Awards.

5. PERFORMANCE CONDITION FOR LTIP MATCHING AWARD

5.1 As soon as practicable after 31 December 2001 and 31 December 2003 the Committee shall inform the Trustee of the Company's EPS Growth for the relevant EPS test period referred to in paragraph 5.2 and 5.3 below.

5.2 The EPS test period for a 2001 LTIP Matching Award shall be the period of two years commencing on 1 January 2000 (the 2001 EPS Test Period)

5.3 The EPS test period for a 2002 LTIP Matching Award shall be the period of three years commencing on 1 January 2001 (the 2003 EPS Test Period).


5.4 A LTIP Matching Award shall be exercisable in respect of such number of Shares as represents the percentage of the LTIP Matching Award as shown in the right hand column below applicable to the relevant LTIP Matching Award according to the Company's EPS for the 2001 EPS Test Period or the 2002 EPS Test Period (as the case may be) as indicated in the left hand column below:

Company's EPS Growth             2001 LTIP              2002 LTIP
comparing the year ending        Matching Award         Matching Award
31 December 1999 with
the year ending
31 December 2001 and
comparing the year ending
31 December 2000 with
 the year ending
31 December 2003

40% and greater                  100%                   100%
10%                              25%                    25%
Below 10%                        Nil                    Nil

5.5 For the purpose of this Schedule in determining EPS Growth and Earnings per Share in respect of a LTIP Matching Award the definitions of "Base Year", "EPS Test Period" and "Final Year" in Rule 1 shall not apply and the following definitions shall apply instead:

(a) "Base Year" means in relation to a 2001 LTIP Matching Award, the Financial Year ended 31 December 1999 and in relation to a 2002 LTIP Matching Award, the Financial Year ended 31 December 2000; and

(b) "EPS Test Period" means in respect of a 2001 LTIP Matching Award, the 2001 EPS Test Period and in respect of a 2002 LTIP Matching Award, the 2003 EPS Test Period; and

(c) "Final Year" means in respect of a 2001 LTIP Matching Award, the year ended 31 December 2001 and in respect of a 2002 LTIP Matching Award, the year ended 31 December 2003.

6. CESSATION OF EMPLOYMENT

6.1 If a Participant ceases to be an employee of a member of the Group during the Holding Period by reason of death:

(a) the Holding Period as it relates to the Participant's LTIP Award shall be treated as coming to an end on the date of death and any LTIP Award shall be exercisable by the Participant's personal representatives within the period of 12 months following the date of death; and

(b) the related LTIP Matching Award shall continue to be subject to the provisions of the Plan as though the Participant had remained in employment. The Participant's LTIP Matching Award shall be exercisable by the Participant's personal representatives within 12 months after the end of the relevant Holding Period subject to paragraph 5 PROVIDED THAT the number of Shares in respect of which the LTIP Matching Award shall be exercised as determined pursuant to paragraph 5 shall be reduced by the fraction A/B (where A is that part of the EPS Test Period relating to the LTIP Matching Award following the Participant's death (measured in complete months) and B is 14 in the case of a 2001 LTIP Matching Award and 38 in the case of a 2002 LTIP Matching Award).

6.2 If a Participant ceases to be an employee of a member of the Group during the relevant Holding Period by reason of:

(a) injury, disability or ill-health;

(b) retirement at or after the date on which he is bound to retire under his contract of employment or early retirement (as agreed by the Trustee acting on the recommendation of the Committee); or

(c) any reason other than one stated in this paragraph 6.2 which the Trustee (acting on the recommendation of the Committee) so decides in its absolute discretion the Participant's LTIP Award and the related LTIP Matching Award shall continue to be subject to the provisions of the Plan (as though the Participant had remained in employment) until the end of the relevant Holding Period.

6.3 Where paragraph 6.2 applies:

(a) the Participant's LTIP Award shall be exercisable by him within three months after the end of the relevant Holding Period or, if such exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases; and

(b) the related LTIP Matching Award shall be exercisable by him within three months after the end of the relevant Holding Period or, if such exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases, subject to paragraph 5 PROVIDED THAT the number of Shares in respect of which the Matching Award shall be exercised as determined pursuant to paragraph 5 shall be reduced by the fraction A/B (where A is that part of the EPS Test Period relating to the LTIP Matching Award following the Participant's cessation of employment (measured in complete months) and B is 14 in the case of a 2001 LTIP Matching Award and is 38 in the case of a 2002 LTIP Matching Award).

6.4 If a Participant ceases to be an employee of a member of the Group during the Holding Period for any reason other than one stated in paragraphs 6.1 and 6.2 above, the Participant's LTIP Award shall be released to or exercisable by him within three months after the cessation of employment or, if such exercise would be prohibited by law or the Model Code for Securities Transactions by Directors of Listed Companies (or the Company's dealing rules) at that time, such exercise may be made within such period, not exceeding three months, immediately following the date on which such prohibition ceases but any LTIP Matching Award granted to him shall automatically lapse.

7. CHANGE OF CONTROL, SCHEME OF ARRANGEMENT, WINDING UP, DEMERGER

7.1 If at any time any person (either alone or together with any person acting in concert with him) obtains Control of the Company as a result of making an offer (whether by way of a general offer or otherwise) to acquire the whole of the issued share capital of the Company or all of the Shares (other than any Shares already owned by him and/or any person acting in concert with him) which was either unconditional or was made on a condition such that if it was satisfied, the person making the offer would have Control of the Company, the performance targets referred to in paragraph
5 applying to a Participant's LTIP Matching Award shall cease to apply and the Holding Periods applying to his LTIP Awards shall be treated as coming to an end. Any LTIP Award granted to a Participant shall be exercisable by him within 30 days of such person acquiring Control and any condition to which the offer was made has been satisfied. The related LTIP Matching Award shall be exercisable by the Participant within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance target in paragraph 5 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company in which case the Participant shall be entitled to exercise his LTIP Matching Award only in respect of such lesser number.

7.1A If any transaction is implemented whereby the shareholders of the Company immediately prior to the completion of such transaction cease, upon such completion, to hold the majority of votes capable of being cast on any matter in relation to the Company (whether by the shareholders of the Company alone or together with the shareholders of any other company forming part of a single combined economic enterprise with the Company) the performance targets referred to in paragraph 5 applying to a Participant's LTIP Matching Award shall cease to apply and the Holding Periods applying to his LTIP Awards shall be treated as coming to an end. Any LTIP Award granted to a Participant shall be exercisable by him within 30 days of the completion of such transaction. The related LTIP Matching Award shall be exercisable by the Participant within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance target in paragraph 5 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company, in which case the Participant shall be entitled to exercise his LTIP Matching Award only in respect of such lesser number.

7.2 If any person obtains Control of the Company in pursuance of a compromise or arrangement sanctioned by the Court under section 425 of the Companies Act 1985 or any transaction affecting the Company which is equivalent to such a compromise or arrangement by virtue of the fact that the company is incorporated under Royal Charter, the performance targets referred to in paragraph 5 applying to a Participant's LTIP Matching Award shall cease to apply and the Holding Periods applying to his LTIP Awards shall be treated as coming to an end. Any LTIP Award granted to a Participant shall be exercisable by him within 30 days of the Court sanctioning the compromise or arrangement or any equivalent transaction becoming effective. The related LTIP Matching Award shall be exercisable by the Participant within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance targets in paragraph 5 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company in which case the Participant shall be entitled to exercise his LTIP Matching Award only in respect of such lesser number.
 If as a result of such compromise or arrangement or equivalent transaction Shares are exchanged for other shares or securities, the references to Shares in this Rule 7.2 shall be deemed to be references to such other shares or securities.

7.3 A LTIP Matching Award shall not be exercised under paragraph 7.2 without the consent of the Committee if the purpose and effect of the compromise or arrangement or equivalent transaction is to create a new holding company for the Company, such company having substantially the same shareholders and proportionate shareholdings as those of the Company immediately prior to the compromise or arrangement.

7.4 If a resolution for the voluntary winding up of the Company is passed the performance targets referred to in paragraph 5 applying to a Participant's LTIP Matching Award shall cease to apply and the Holding Periods applying to his LTIP Awards shall be treated as coming to an end.
 Any LTIP Award granted to a Participant shall be exercisable by him within 30 days of the passing of such resolution. The related LTIP Matching Award shall be exercisable by him within such 30 day period in respect of the maximum number of Shares over which it was granted without having regard to the performance targets in paragraph 5 unless prior to the commencement of the 30 day period the Committee has informed the Trustee in writing that a lesser number is appropriate having regard to the underlying financial performance of the Company in which case the Participant shall be entitled to exercise his LTIP Matching Award only in respect of such lesser number.


7.5 If the Board or Committee becomes aware that the Company is or is expected to be affected by any demerger, dividend in specie, super dividend or other transaction, which in the opinion of the Board or Committee would affect the current or future value of any Awards, the Board or Committee may recommend to the Trustee to allow a Participant's LTIP Awards and LTIP Matching Award to be exercised by him within such period and on such terms whether or not having regard to the performance targets in paragraph 5 as the Trustee may after consultation with the Board or Committee consider appropriate. The Trustee may take such action after consultation with the Board or Committee as it considers appropriate in the circumstances including in relation to any monies, Shares, shares or other securities it may receive as a result of any such event.

8. GENERAL

Rules 15 to 18 inclusive of the Rules to the Plan shall apply mutatis mutandis to a Participant's LTIP Awards and LTIP Matching Awards.



                              Exhibit C

                        CARNIVAL CORPORATION
                       2002 STOCK AWARD PLAN

                 NONQUALIFIED STOCK OPTION AGREEMENT



Carnival Corporation (the "Company"), having heretofore adopted the Carnival Corporation 2002 Stock Plan, as amended (the "Plan"), hereby grants Peter Ratcliffe (the "Optionee"), effective ____________, ______(the "Grant Date"), the right and option (the "Option") to purchase a total of Fifty Thousand (50,000) Shares on the following terms and conditions:

1. Executive and P&O Princess Cruises International, Ltd. ("POPCI") executed an employment agreement, dated April 17, 2003 (as amended, modified or replaced from time to time, the "Employment Agreement"), and the Option is issued pursuant to the Employment Agreement. Each defined term used in this Agreement and not otherwise defined herein shall have the meaning assigned to it in the Plan.

2. This Option shall not be exercisable, in whole or in part, except as follows:

a) Exercisable as to Ten Thousand (10,000) Shares on or after the first anniversary of the Grant Date;

b) Exercisable as to an additional Ten Thousand (10,000) Shares on or after the second anniversary of the Grant Date;

c) Exercisable as to an additional Ten Thousand (10,000) Shares on or after the third anniversary of the Grant Date;

d) Exercisable as to an additional Ten Thousand (10,000) Shares on or after the fourth anniversary of the Grant Date; and

e) Exercisable as to an additional Ten Thousand (10,000) Shares on or after the fifth anniversary of the Grant Date.

    3. Notwithstanding the provisions of paragraph 2, if the Optionee's employment by POPCI and its affiliates shall terminate by reason of his death or disability (as described in Paragraph 7 of the Employment Agreement, a "Disability"), this Option shall become immediately exercisable in full in respect of the aggregate number of Shares covered hereby.

4. The unexercised portion of this Option shall automatically and without notice terminate and become null and void at the time of the earliest of the following to occur:

a)   the expiration of ten (10) years from the Grant Date:

b) the expiration of one (1) year from the date the Optionee's employment with POPCI and its affiliates shall terminate by reason of Disability; provided, however, that if the Optionee shall die during such one-year period, the provisions of subparagraph (c) below shall apply;

c) the expiration of one (1) year from the date of the Optionee's death, if such death occurs either during employment by POPCI or any of its affiliates or during the one-year period described in subparagraph (b) above;

d) the date the Optionee's employment with POPCI or any of its affiliates is terminated by POPCI for Cause;

e) the date on which the Optionee terminates his employment with POPCI and its affiliates prior to attaining sixty (60) years of age, unless such termination is (i) directly related to the Optionee being diagnosed with a terminal medical condition, or (ii) for "Good Reason," as defined in Paragraph
12.5 of the Employment Agreement; or

f) the material violation by the Optionee of the noncompetition, nondisclosure or intellectual property provisions set forth in Paragraphs 8, 9 and 11 of the Employment Agreement.

5. The purchase price for each of the Shares purchased pursuant to this Option shall be _____________________ Dollars (US$___). [Fair Market Value on the Grant Date] This Option is not an "incentive stock option" within the meaning of Section 422(b) of the Code.

6. Unless Optionee utilizes a cashless exercise program, if available and authorized by the Company from time to time, this Option shall be deemed exercised when the Optionee (a) delivers written notice to the Company at its principal business office, directed to the attention of its Secretary, of the decision to exercise, specifying the number of shares with respect to which this Option is exercised and the price per share designated in this Option, and
(b) concurrently tenders to the Company full payment for the Shares to be purchased pursuant to such exercise. Full payment for Shares purchased by the Optionee shall be made at the time of any exercise, in whole or in part, of this Option. No Shares shall be transferred to the Optionee until full payment therefor has been made, and the Optionee shall have none of the rights of a shareholder with respect to any Shares subject to this Option until a certificate for such shares shall have been issued and delivered to the Optionee. Such payment shall be made in cash or by check or money order payable to the Company, in each case payable in U.S. Currency. (In the Committee's discretion, such payment may be made by (i) delivery of Mature Shares having a fair market value determined as of the date this Option is so exercised in whole or in part that, when added to the value of any cash, check, promissory note or money order satisfying the foregoing requirements, will equal the aggregate purchase price, or (ii) any other method described in
Section 7(b) of the Plan.)

7. This Option and the rights evidenced hereby are not transferable in any manner other than by will or by the laws of descent and distribution and during the Optionee's lifetime shall be exercisable only by the Optionee (or the Optionee's court-appointed legal representative).

8. The Company's obligation to deliver Shares upon the exercise of this Option shall be subject to the Optionee's payment of all applicable federal, state and local tax withholding requirements; provided the Committee may, in its sole discretion, allow such tax withholding obligation to be satisfied by any other method described in Section 8(d) of the Plan. The Company may withhold delivery of Shares until the Optionee pays to the Company the amount of tax it is required to withhold under any applicable law. If the Optionee fails to remit to the Company such tax, the Company may withhold such portion of the Shares as are sufficient to satisfy the Company's obligation to withhold such tax.

9. The Company's obligation to deliver Shares in respect of this Option shall be subject to all applicable laws, rules and regulations and such approvals by any governmental agency as may be required.

10. The Optionee, by his acceptance hereof, represents and warrants to the Company that his purchase of Shares upon the exercise of this Option shall be for investment and not with a view to, or for sale in connection with, the distribution of any part thereof; provided, however, that this representation and warranty shall be inoperative if, in the opinion of counsel to the Company, a proposed sale of distribution of such shares is pursuant to an applicable effective registration statement under the Securities Act and any applicable state "blue sky" or other securities laws or is exempt from registration thereunder. The Company will endorse an appropriate legend referring to the foregoing restriction upon the certificate or certificates representing any Shares issued or transferred to the Optionee upon the exercise of this Option.

11. This Agreement shall be subject to all the terms and provisions of the Plan, which are incorporated by reference herein and are made a part hereof, including without limitation the provisions of (i) Section 9 of the Plan generally relating to adjustments to the number of Shares subject to this Option and to the Option purchase price on certain changes in capitalization and the effects of certain reorganizations and other transactions, and (ii)
Section 10 of the Plan relating to the effect of a Change of Control of the Company. In the event there is any inconsistency between the provisions of this Agreement and the Plan, the provisions of the Plan shall govern. By entering into this Agreement, the Optionee agrees to the foregoing and acknowledges his receipt of a copy of the Plan.

12. The Committee shall have final authority to interpret and construe the Plan and this Agreement and to make any and all determinations under them, and its decision shall be binding and conclusive upon the Company, its Affiliates, the Optionee and the Optionee's legal representatives and beneficiaries in respect of any questions arising under the Plan or this Agreement.

13. Nothing in the Plan or in this Agreement shall confer upon the Optionee any right to continue in the employ of the Company or any Affiliate or shall interfere with or restrict in any way the right of the Company or any Affiliate which are hereby expressly reserved, to remove, terminate or discharge the Optionee at any time for any reason whatsoever.

14. No change, modification or waiver of any provision of this Agreement shall be valid unless the same be in writing and signed by the parties hereto.

15. This Agreement, the Employment Agreement and the Plan contain the entire agreement and understanding of the parties hereto with respect to the subject matter contained herein and therein and supersede all prior communications, representations and negotiations in respect thereto.

16. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

[remainder of page intentionally left blank]

IN WITNESS WHEREOF, the Company has caused these presents to be signed by its duly authorized officer as of the ___ day of _________, 200_.


CARNIVAL CORPORATION



By:_______________________________
(i)   [Name]
Title:




ACCEPTED AND AGREED THIS _____
DAY OF _________, 200_.

_____________________________
Peter Ratcliffe
Optionee

                                        EXHIBIT D

17 October 2001



PERSONAL
STRICTLY PRIVATE & CONFIDENTIAL

P G Ratcliffe Esq
47 Marlboro Lane
Bell Canyon
California  91307
USA


Dear Peter

Your pension arrangements

I am writing to formalise and set out the details of the pension and life assurance arrangements of P&O Princess Cruises PLC ("P&O Princess") which apply to you. The pension and life assurance arrangements set out in this letter supersede all earlier pension promises made to you (whether by P&O Princess or The Peninsular and Oriental Steam Navigation Company ("P&O")). However the promises described in this letter are subject to the terms of the forfeiture agreement between you and P&O Princess dated 16 January 2001 and your continuing membership of the Princess Cruises Supplemental Executive Retirement Plan and the Princess Cruises Plan (both US pension plans) and rights arising therefrom.

You will continue to be a member of the P&O Princess Cruises Pension Scheme ("the Scheme") as a Level One Senior Executive member. This letter summarises the main features of the Scheme as it applies to you and describes the enhancements to your benefits which exceed those normally applicable to a Level One Senior Executive member. Accordingly full details of your benefits are contained in the trust deed and rules governing the Scheme ("the Rules") as amended by the terms of this letter. Where there is any inconsistency between this letter and the Rules, this letter will override.

Senior Executive member benefits (formerly known as Level Two benefits) Although you are a Level One Senior Executive member you may elect at the date of your retirement to be treated as an ordinary Senior Executive member. If you make this election you must do so in writing to the trustee of the Scheme and it is irrevocable. The benefits which apply to ordinary Senior Executive members are set out in the Rules but for convenience are summarised in this letter.

Contributions
You are not required to pay contributions to the Scheme but part of P&O Princess' contribution due in respect of you (such part amounting to 5% of pensionable earnings less one and a half times the Lower Earnings Limit, as defined in the Social Security Contributions and Benefits Act 1992) will be treated for the purposes of benefits payable on your death in service as having been paid by you. In your case pensionable earnings comprise basic pay only.

2.


Normal retirement
Your normal retirement date is your 60th birthday. At normal retirement date you will be entitled to a pension of two-thirds of final pensionable earnings.
 Final pensionable earnings are the higher of:-

(a) the pensionable earnings you received in the twelve months ending on the last day of your active membership of the Scheme; and

(b) the annual average of pensionable earnings over the period of three consecutive tax years which gives the highest result out of the 13 years ending on the last day of your active membership of the Scheme.

You will also be entitled to a cash lump sum of five times the Lower Earnings Limit in force on the date of retirement.

However if you elect to be treated as an ordinary Senior Executive member you will be entitled to a pension (in addition to the cash lump sum above) equal to the sum of:-

(a) 1/60th of final pensionable earnings for the period of your pensionable service from 1 June 1973 to 31 March 1988 together with two service credit periods of 250 days and 1 year 258 days (in total this amounts to approximately 28.7% of final pensionable earnings); and

(b) 1/45th of final pensionable earnings for each year of pensionable service (and pro rata for a fraction of one year) on and from 1 April 1988.

Early retirement

(a) If you do not elect to be treated as an ordinary Senior Executive member

If you leave the service of P&O Princess after your 55th birthday (or earlier, if at the request of P&O Princess) you will receive (subject to the Inland Revenue limits) an immediate pension of two-thirds of final pensionable earnings. No actuarial reduction will be applied to your benefit on account of its early payment.

If you leave service voluntarily before your 55th birthday the pension payable by the Scheme will calculated in accordance with the formula:-

                    N/NS  x  P


Where N equals your actual service with P&O and P&O Princess, NS equals your total potential service with the two companies up to your normal retirement date and P equals two-thirds of final pensionable earnings less any retained benefits (see Important Limitations below). Service is measured in days and in both cases includes the two service credits (referred to above). As you have already completed more than 25 years' pensionable service your benefit would not be actuarially reduced (after application of the above formula) to take into account of early payment.

3.

You will also be entitled to a proportion of the cash lump sum which would have been payable had you retired at your normal retirement date (based on the Lower Earnings Limit in force at your actual date of retirement). Such proportion will be calculated using the above formula (N/NS).

(b) If you elect to be treated as an ordinary Senior Executive member

If you retire at the request of P&O Princess you will be entitled (in addition to the cash lump sum above) to an immediate pension of the same amount as would have been payable to you as an ordinary Senior Executive member at normal retirement date based on final pensionable earnings at and pensionable service accrued up to your retirement (no actuarial reduction will be applied to your benefit on account of its early payment).

If you retire in other circumstances you will be entitled to an immediate pension of the same amount as would have been payable to you as an ordinary Senior Executive member at normal retirement date based on final pensionable earnings at and pensionable service accrued up to your retirement but actuarially reduced to account for early payment.

Pensions general

When you retire you will be entitled to commute part of your pension for a lump sum in accordance with the Rules. The Rules provide that your pension (and any pension payable to your wife) will increase in payment by reference to UK retail price inflation but restricted to 3% for service before 6 April 1997 and restricted to 5% for service on or after that date. The trustee of the Scheme and P&O Princess may award further discretionary increases under the Rules.

Death in service

In the event of your death in service a lump sum will be paid to your dependants. The amount payable will be four times your pensionable earnings at the date of death together with a refund of your own contributions (or contributions deemed to have been paid by you in accordance with this letter).
 The lump sum is payable in accordance with discretionary powers under the Rules. You may complete a nomination form which the trustee of the Scheme will take into account when exercising its discretion but the trustee will not be bound by your wishes.

A widow's pension is also payable on death in service equal to the greater of:-
(a) 66% of the pension to which you would have been entitled at normal retirement date based on your final pensionable earnings at the date of your death (i.e. 66% of two-thirds of your pensionable earnings); and

(b) 60% of the pension to which you would have been entitled at normal retirement date had you elected to be treated as an ordinary Senior Executive member and based on your final pensionable earnings at the date of your death.

4.


Death in retirement

On death after retirement a widow's pension is payable of an amount equal to 66% of your pension (before any commutation). In addition if you die within five years of retirement a lump sum will be payable to your dependants (under the discretionary powers referred to above). The amount of the lump sum will be the balance of the first five years' pension payments less the aggregate instalments of widow's pension expected to be payable during the remainder of that period.

If at your retirement you elected to be treated as an ordinary Senior Executive member then on death after retirement the widow's pension is 60% of your pension (before any commutation). The five year guarantee described above would still apply.

Other dependant's pensions

In certain circumstances a dependant's pension may be payable (either to a child or adult dependant) in each case based on a proportion of the widow's pension set out in this letter. Full details of these pensions are contained in the Rules.

Currency

All benefit entitlements and contributions due to the Scheme in respect of you are expressed and will be payable in US dollars. The trustee of the Scheme can make arrangements for your pension instalments to paid by direct credit into your US bank account.

Important limitations

All benefits described in this letter are subject to the limits imposed on the Scheme by the Inland Revenue. The value of any retained benefits (as defined in the Inland Revenue practice notes IR12) will be deducted in calculating the benefits payable in accordance with this letter. Broadly these comprise any pension benefits you have earned from employments prior to your employment with P&O.

P&O Princess reserves the right to stop providing these benefits insofar as they are attributable to future service (or vary those future service benefits). Immediate notice to that effect can be given by the company at any time after which the benefits which have accrued prior to the date of the notice will be payable in accordance with the Rules.

The terms of this letter shall not in any way affect the right of P&O Princess or you to terminate your employment in accordance with any contract or service agreement in force from time to time.


Please confirm your agreement by signing and returning the enclosed copy of this letter
Kind regards
Yours sincerely

/s/ Peter Foy
Peter Foy
Chairman of the Remuneration Committee



I confirm my agreement to the terms set out above.

Signed/s/Peter Gervis Ratcliffe



                             16 January 2001





                        P&O PRINCESS CRUISES PLC


                          P&O PRINCESS CRUISES
                        PENSION TRUSTEE LIMITED




                         PETER GERVIS RATCLIFFE




                                AGREEMENT







THIS AGREEMENT  is made on 16 January 2001

BETWEEN

P&O Princess Cruises plc, a company (registered number 4039524) which has its registered office at 77 New Oxford Street, London WC1A 1PP ("the Company");

P&O Princess Cruises Pension Trustee Limited, a company (registered number 4069014) which has its registered office at 77 New Oxford Street, London WC1A 1PP ("the Trustee"); and

Peter Gervis Ratcliffe of 47 Marlboro Lane, Bell Canyon, California 91307, USA ("the Participant").


WHEREAS
(A) The Participant, who is employed by the Company has taken up a position in the USA which requires him to reside in the USA and, as a result, be subject to taxation in the USA.
(B) During his tenure of this position and afterwards while he is in receipt of benefits, he will be a member of the P&O Princess Cruises Pension Scheme
 ("the Plan").
IT IS HEREBY AGREED AS FOLLOWS:
1. Pursuant to clause 9 (2) of the Trust Deed and Rules governing the Plan, the Trustee (as trustee of the Plan) with the consent of the Company and the Participant hereby determines that:
(a) subject to (b) below, while the Participant remains a member of the Plan, the benefits of and in respect of the Participant's membership of the Plan in excess of those which had accrued as a right or entitlement on 1 September 1986 and which have not yet been paid to him will be subject to forfeiture if:
     (i) the Participant is convicted in a court of law of having committed a fraudulent act or omission against the Company or the Plan; and
     (ii)that act or omission gives rise to a monetary obligation by the Participant towards the Company or the Plan as the case may be;
         and
    (iii) the amount of that monetary obligation is equal to or exceeds the value of the Participant's benefits referred to above; and
(b) where a forfeit applies under (a) above:
     (i) the Participant must be given a certificate showing the amount forfeited and its effect on his total benefits under the Plan;
         and
     (ii)where there is a dispute as to the amount to be forfeited, that amount must not be forfeited unless the obligation in question has become enforceable under an order of a competent court or in consequence of an award of an arbitrator.

SIGNED as a DEED and delivered              )
by the PARTICIPANT                          )
in the presence of:                         )
SIGNED as a DEED for and on behalf of       )
P&O PRINCESS CRUISES PLC  by                )
a director and the secretary                )
SIGNED as a DEED for and on behalf of       )
P&O PRINCESS CRUISES PENSION                )
TRUSTEE LIMITED by                          )
a director and the secretary                )


                                EXHIBIT E

                             FORM OF RELEASE

RELEASE, by PETER RATCLIFFE (the "Executive") in favor of CARNIVAL CORPORATION, CARNIVAL PLC and THEIR SUBSIDIARIES AND AFFILIATES (the "Companies").

1. In consideration for the "Severance" provided to the Executive pursuant to Section 12.4 the employment agreement, dated April 17, 2003, between the Executive and P&O Princess Cruises International, Ltd. (the "Employment Agreement"), the Executive knowingly and voluntarily waives, terminates, cancels and releases forever whatever rights, claims or causes of action he (or his heirs, executors, administrators, successors, assigns and legal representatives) may have or may yet have against the Companies, and each of their respective successors or assigns, shareholder, directors, officers and employees (collectively, the "Released Parties"), whether known or unknown, based upon any matter, cause or thing occurring at any time before and including the date of this Release, except as provided in Paragraph 9 below.

2. Paragraph 1 includes, but is not limited to, claims under federal, state or local law or the national or local law of any other country (statutory or decisional) for wrongful or abusive or unfair discharge or dismissal, for impairment of economic opportunity or for discrimination based upon race, color, ethnicity, sex, age, national origin, religion, disability, sexual orientation or any other unlawful criterion or circumstance. Such released rights and claims include, but are not limited to, rights or claims under the U.S. Age Discrimination in Employment Act of 1967 ("ADEA").

3. The Executive acknowledges that he has not filed any complaint, charge, claim or proceeding against any of the Released Parties before any local, state or federal agency, court or other body relating to his employment or the resignation thereof (each individually a "Proceeding").

4. Except as provided in Paragraph 8 below, the Executive (i) acknowledges that he will not initiate or cause to be initiated on his behalf any Proceedings and will not participate in any Proceeding, in each case, except as required by law; and (ii) waives any right he may have to benefit in any manner from any relief (whether monetary or otherwise) arising out of any Proceeding, including any Proceeding conducted by the Equal Employment Opportunity Commission ("EEOC"). Further, the Executive understands that by entering into this Release, he will be limiting the availability of certain remedies that he may have against the Companies and limiting also his ability to pursue certain claims against the Released Parties. Notwithstanding the above, nothing in this Release shall prevent the Executive from (i) initiating or causing to be initiated on his behalf any complaint, charge, claim or proceeding against the Companies before any local, state or federal agency, court or other body challenging the validity of the waiver of his claims under ADEA contained in Paragraph 2 hereof (but no other portion of such waiver); or (ii) initiating or participating in an investigation or proceeding conducted by the EEOC.

5. The Executive affirms that, prior to the execution of this Release, the Executive was advised to consult with an attorney of his choice concerning the terms and conditions of this Release and that he has been given up to 21 days to consider signing this Release. The Executive understands that he has seven days following his signing to revoke and cancel this Release, and the terms and conditions of this Release will not become effective or enforceable until the revocation period has expired. The Executive agrees that a revocation will only be effective if he furnishes written notice to the General Counsel of Carnival Corporation within such seven-day period.

6. THE EXECUTIVE FURTHER ACKNOWLEDGES THAT HE HAS READ THIS RELEASE CAREFULLY, HAS BEEN ADVISED BY THE COMPANIES TO CONSULT AN ATTORNEY, AND FULLY UNDERSTANDS THAT BY SIGNING BELOW HE IS GIVING UP CERTAIN RIGHTS WHICH HE MAY HAVE TO SUE OR ASSERT A CLAIM AGAINST ANY OF THE RELEASED PARTIES, AS DESCRIBED IN THE OTHER PROVISIONS HEREOF. THE EXECUTIVE ACKNOWLEDGES THAT HE HAS NOT BEEN FORCED OR PRESSURED IN ANY MANNER WHATSOEVER TO SIGN THE AGREEMENT AND THE EXECUTIVE AGREES TO ALL OF ITS TERMS VOLUNTARILY.

7. Further, it is a condition of this Agreement, and the Executive confirms, that he has received independent legal advice from a relevant independent adviser, [INSERT NAME OF ADVISOR], as to the terms and effect of this Agreement in particular its effect on his ability to pursue his rights before an Employment Tribunal in England and Wales, that the conditions in
Section 203 of the Employment Rights Act 1996 and the equivalent provisions in the Sex Discrimination Act 1975, the Race Relations Act 1976 and the Disability Discrimination Act 1995, the Working Time Regulations 1998, the Trade Union and Labour Relations (Consolidation) Act 1992, and the Transnational Information and Consultation of Employees Regulations 1999 regulating compromise agreements are satisfied and that the relevant independent adviser named in this clause will provide to the Companies' solicitors forthwith upon the execution by the Executive of this Release a letter duly signed and dated in the form of the agreed draft at Schedule 1.

8. This Release is governed by the law of the State of Florida, without giving effect to principles of conflicts of law. Notwithstanding the foregoing, if and to the extent it should be determined that this Release is governed by the laws of the State of California, the Parties acknowledge that this Release is a special release and that Section 1542 of the Civil Code of the State of California is not applicable. If such Section is applicable, contrary to the Parties' acknowledged intention and agreement, and that this Release is not special release, each party specifically waives the benefit of the provisions of Section 1542 of the Civil Code of the State of California, which provides as follows:

"A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THIS RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR."

9. Notwithstanding any contrary term of this Release, (a) this Release will not terminate, cancel or release (1) the obligations of the Companies under the Employment Agreement, or (2) the Executive's entitlement to any "Accrued Plan Benefits," as defined in the Employment Agreement, and (b) this Release shall terminate and have no further force or effect if any action is brought is brought by any Released Party against the Executive (or his heirs, executors, administrators, successors, assigns or legal representatives) relating to matters occurring prior to the date of this Release.
____________ ___, 200_

Peter Ratcliffe

                              Schedule 1
                     LETTER FROM INDEPENDENT ADVISER

I, [NAME] OF [FIRM], am [qualified lawyer and] relevant independent adviser within the meaning of Section 203(4) of the Employment Rights Act 1996 and the equivalent provisions in the Sex Discrimination Act 1975, Race Relations Act 1976, Disability Discrimination Act 1995, Working Time Regulations 1998, Trade Union and Labour Relations (Consolidation) Act 1992, and Transnational Information and Consultation of Employees Regulations 1999.

I have advised Peter Ratcliffe on the terms and effect of the Release by Peter Ratcliffe in favor of Carnival Corporation, Carnival plc and their subsidiaries and associates dated [_________], in particular its effect on his ability to pursue his rights before an Employment Tribunal.

I confirm that at the time of giving that advice there was a contract of insurance, or an indemnity provided for members of a professional body, covering the risk of a claim by Peter Ratcliffe in respect of any loss which may arise in consequence of the advice.

Signed
Dated:


                                                          Exhibit 10.4

                               CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

                                                            April 14, 2003

Mr. Micky M. Arison
Carnival Corporation
3655 NW 87th Avenue
Miami, FL  33178-2428

Dear Micky,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter.

1.    Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

       1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

       1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

       1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2.  Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed to by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties.
 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.2 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company, as from time-to-time in force.

2.3 The Company acknowledges that the Appointment comprises part of your duties pursuant to your office as director of Carnival. You shall carry out the Duties as part of your duties to Carnival and you will not receive any additional remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.4 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.4. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3.   Confidential Information

3.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

3.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

4.  Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

5.   Insurance

   To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit.

6.    Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

7.   Restrictive Covenants

     It is a condition of the Appointment that you agree as follows:
       if the Appointment shall be terminated at any time, for any reason, you will not at any time within 12 months after such expiration or termination, without the prior written approval of the Chairman or Vice Chairman of the Company, directly or indirectly:

       (a) engage in any business activity directly or indirectly competitive with the business of the Company, Carnival or any of their subsidiaries or affiliates; or

       (b) serve as an officer, director, owner, consultant or employee of any organization then in competition with the Company, Carnival or any of their subsidiaries or affiliates.

8.   Miscellaneous

8.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

8.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

9.   Entire Agreement

This appointment letter represents the entire understanding, and Constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

10.  Definitions

In this letter:

10.1 "Articles" means the articles of association from time to time of the Company;

10.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

10.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

10.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

  "London Stock Exchange" means London Stock Exchange plc;

10.5 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely



/S/ Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Micky Arison

/S/ M. Arison


in the presence of


/S/ A. Perez            Witness Signature

Arnaldo Perez Full      Name

10220 SW 68CT           Address
Miami FL

Lawyer                 Occupation

                                                         Exhibit 10.5

                       INDEMNIFICATION AGREEMENT


      INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the "Company"), and Micky Arison (the "Director").

      The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

      Accordingly, the parties agree as follows:

      In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this agreement) actually and reasonably incurred by the Director in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

                        CARNIVAL CORPORATION


                                   By: /S/ Howard S. Frank
                                   Howard S. Frank, Vice Chairman
                                   and Chief Operating Officer



                                   By: /S/ M Arison
                                   Micky Arison


                                                        Exhibit 10.6

                               CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

                                                April 14, 2003


Richard G. Capen, Jr.
6077 San Elijo
P.O. Box 2494
Rancho Santa Fe, CA  92067


Dear Dick,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter. It is agreed that this is a contract for services and is not a contract of employment.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2.Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties including attendance wherever practicable at regular and emergency Board meetings, meetings of committees of the Board to which you are appointed, the annual general meeting of the Company and any extraordinary general meeting of the Company. In addition, you will be expected to devote appropriate preparation time ahead of each meeting.

2.2 By accepting this Appointment, you have confirmed that you are able to allocate sufficient time to meet the expectations of your role.

2.3 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.4 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company from time-to-time in force.

2.5 You will not receive any remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.6 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.6. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Role

3.1 Non-executive directors have the same general legal responsibilities to the Company as any other director. The Board as a whole is collectively responsible for promoting the success of the company by directing and supervising the Company's affairs. The Board:

     3.1.1 Provides entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;

     3.1.2 Sets the Company's strategic aims, ensures that the necessary financial and human resources are in place for the company to meet its objectives, and reviews management performance; and

     3.1.3 Sets the Company's values and standards and ensures that its obligations to its shareholders and others are understood and met.

3.2 In addition to these requirements of all directors, the role of the non-executive has the following key elements:

     3.2.1 Strategy: Non-executive directors should constructively challenge and contribute to the development of strategy;

     3.2.2 Performance: Non-executive directors should scrutinize the performance of management in meeting agreed goals and objectives and monitor the report of performance;

      3.2.3 Risk: Non-executive directors should satisfy themselves that financial information is accurate and that financial controls and systems of risk management are robust and defensible; and

     3.2.4 People: Non-executive directors are responsible for determining appropriate levels of remuneration of executive directors and have a prime role in appointing, and where necessary removing, senior-management and in succession planning.

4. Outside Interests

It is accepted and acknowledged that you have business interests other than those of the Company and have declared any conflicts that are apparent at present. In the event that you become aware of any potential conflicts of interest, these should be disclosed to the Chairman and Company Secretary as soon as apparent. You must consult with the Chairman or Vice-Chairman before accepting any major external appointment or any directorships in any publicly-quoted companies.

5. Confidential Information

5.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

5.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

6. Induction

After your Appointment, the Company will provide a comprehensive, formal and tailored induction. The Company, upon your request, will arrange for site visits and meetings with senior and middle management and the Company's auditors.

7. Review Process

The performance of individual directors and the whole board and its committees is evaluated annually. If, in the interim, there are any matters which cause you concern about your role you should discuss them with the Chairman as soon as is appropriate.

8. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

9. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit. A copy of the current policy will be provided at induction.

10. Independent Professional Advice

Occasions may arise when you consider that you need professional advice in the furtherance of your duties as a director. Circumstances may occur when it will be appropriate for you to seek advice from independent advisors at the Company's expense. If it is practicable to do so, you shall seek such advice after consultation with the chairman or vice-chairman. The Company shall reimburse the full cost of all reasonable expenditure incurred in obtaining such advice.

11. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

12. Miscellaneous

12.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

12.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

13. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

14. Definitions

In this letter:

14.1 "Articles" means the articles of association from time to time of the Company;

14.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

14.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

14.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

14.5 "London Stock Exchange" means London Stock Exchange plc;

14.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely



/s/ Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Richard G. Capen, Jr.

/s/ Richard G. Capen, Jr..


in the presence of


/s/ A. Perez         Witness Signature

Arnaldo Perez        Full Name

10220 SW 58CT        Address
Miami, FL

Lawyer               Occupation

                                                         Exhibit 10.7


                           INDEMNIFICATION AGREEMENT

      INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the "Company"), and Richard G. Capen, Jr. (the "Director").

      The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

      Accordingly, the parties agree as follows:

      In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this agreement) actually and reasonably incurred by the Director in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

                                CARNIVAL CORPORATION


                                By: /s/ Howard S. Frank,
                                   Howard S. Frank, Vice Chairman
                                   and Chief Operating Officer


                                By: /s/ Richard G. Capen, Jr.
                                        Richard G. Capen, Jr.


                                                            Exhibit 10.8

                                 CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

	                                                April 14, 2003


Mr. Robert H. Dickinson
Carnival Cruise Lines
3655 NW 87th Avenue
Miami, FL  33178-2428

Dear Bob,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival') and your signing this appointment letter.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed to by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties.
 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.2 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company, as from time-to-time in force.

2.3 The Company acknowledges that the Appointment comprises part of your duties pursuant to your office as director of Carnival. You shall carry out the Duties as part of your duties to Carnival and you will not receive any additional remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.4 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.4. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Confidential Information

3.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

3.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

4. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

5. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit.

6. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

7. Restrictive Covenants

It is a condition of the Appointment that you agree as follows:
if the Appointment shall be terminated at any time, for any reason, you will not at any time within 12 months after such expiration or termination, without the prior written approval of the Chairman or Vice-Chairman of the Company, directly or indirectly:

     (a) engage in any business activity directly or indirectly competitive with the business of the Company, Carnival or any of their subsidiaries or affiliates; or

     (b) serve as an officer, director, owner, consultant or employee of any organization then in competition with the Company, Carnival or any of their subsidiaries or affiliates.

8. Miscellaneous

8.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

8.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

9. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

10. Definitions

In this letter:

10.1 "Articles" means the articles of association from time to time of the Company;

10.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

10.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

10.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

10.5 "London Stock Exchange" means London Stock Exchange plc;

10.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules. Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely



/s/ Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Robert H. Dickinson

/s/ Robert H. Dickinson


in the presence of


/s/ Janet L. Simpkins      Witness Signature

Janet L. Simpkins          Full Name

3655 NW 87th Ave           Address

Miami, FL  33178


Exec Assistant             Occupation

                                                           Exhibit 10.9

                         INDEMNIFICATION AGREEMENT

     INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the "Company"), and Robert H. Dickinson (the "Director").

      The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

      Accordingly, the parties agree as follows:

      In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this agreement) actually and reasonably incurred by the Director in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

                                CARNIVAL CORPORATION



                                     By: /s/ Howard S. Frank
                                         Howard S. Frank, Vice Chairman
                                         and Chief Operating Officer



                                     By: /s/ Robert H. Dickinson
                                             Robert H. Dickinson


                                                           Exhibit 10.10
                                 CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

                                                    April 14, 2003


Mr. Arnold W. Donald
Merisant Company
1 North Brentwood Boulevard, Suite 510
Clayton, MO  63105

Dear Arnold,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter. It is agreed that this is a contract for services and is not a contract of employment.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties including attendance wherever practicable at regular and emergency Board meetings, meetings of committees of the Board to which you are appointed, the annual general meeting of the Company and any extraordinary general meeting of the Company. In addition, you will be expected to devote appropriate preparation time ahead of each meeting.

2.2 By accepting this Appointment, you have confirmed that you are able to allocate sufficient time to meet the expectations of your role.

2.3 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.4 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company from time-to-time in force.

2.5 You will not receive any remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.6 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.6. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Role

3.1 Non-executive directors have the same general legal responsibilities to the Company as any other director. The Board as a whole is collectively responsible for promoting the success of the company by directing and supervising the Company's affairs. The Board:

     3.1.1 Provides entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;

     3.1.2 Sets the Company's strategic aims, ensures that the necessary financial and human resources are in place for the company to meet its objectives, and reviews management performance; and

     3.1.3 Sets the Company's values and standards and ensures that its obligations to its shareholders and others are understood and met.

3.2 In addition to these requirements of all directors, the role of the non-executive has the following key elements:

     3.2.1 Strategy: Non-executive directors should constructively challenge and contribute to the development of strategy;

     3.2.2 Performance: Non-executive directors should scrutinize the performance of management in meeting agreed goals and objectives and monitor the report of performance;

     3.2.3 Risk: Non-executive directors should satisfy themselves that financial information is accurate and that financial controls and systems of risk management are robust and defensible; and

      3.2.4 People: Non-executive directors are responsible for determining appropriate levels of remuneration of executive directors and have a prime role in appointing, and where necessary removing,senior-management and in succession planning.

4. Outside Interests

It is accepted and acknowledged that you have business interests other than those of the Company and have declared any conflicts that are apparent at present. In the event that you become aware of any potential conflicts of interest, these should be disclosed to the Chairman and Company Secretary as soon as apparent. You must consult with the Chairman or Vice-Chairman before accepting any major external appointment or any directorships in any publicly-quoted companies.

5. Confidential Information

5.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

5.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

6. Induction

After your Appointment, the Company will provide a comprehensive, formal and tailored induction. The Company, upon your request, will arrange for site visits and meetings with senior and middle management and the Company's auditors.

7. Review Process

The performance of individual directors and the whole board and its committees is evaluated annually. If, in the interim, there are any matters which cause you concern about your role you should discuss them with the Chairman as soon as is appropriate.

8. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

9. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit. A copy of the current policy will be provided at induction.

10. Independent Professional Advice

Occasions may arise when you consider that you need professional advice in the furtherance of your duties as a director. Circumstances may occur when it will be appropriate for you to seek advice from independent advisors at the Company's expense. If it is practicable to do so, you shall seek such advice after consultation with the chairman or vice-chairman. The Company shall reimburse the full cost of all reasonable expenditure incurred in obtaining such advice.

11. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

12. Miscellaneous

     12.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

     12.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

13. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

14. Definitions

In this letter:

14.1 "Articles" means the articles of association from time to time of the Company;

14.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

14.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

14.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

14.5 "London Stock Exchange" means London Stock Exchange plc;

14.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules. Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely



/s/ Howard S Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Arnold W. Donald

/s/ Arnold W. Donald


in the presence of


/s/ A. Perez                 Witness Signature
Arnaldo Perez               Full Name

10220 SW 58CT               Address
Miami, FL

Lawyer                      Occupation



                                                            Exhibit 10.11
                        INDEMNIFICATION AGREEMENT


       INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the "Company"), and Arnold W. Donald (the "Director").

The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

     Accordingly, the parties agree as follows:

In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses (including attorneys' fees and expenses to enforce this agreement), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding and
(ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.
						CARNIVAL CORPORATION


						By: /s/ Howard S. Frank
							Howard S. Frank, Vice Chairman
							and Chief Operating Officer



						By: /s/ Arnold W. Donald
							Arnold W. Donald


                                                             Exhibit 10.12
                                 CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

								April 14, 2003

Mr. Pier Luigi Foschi
President and Chief Executive Officer
Costa Crociere S.p.A.
Via XII Ottobre, 2
16121 Genoa
Italy

Dear Pier,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival') and your signing this appointment letter.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed to by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties.
 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.2 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company, as from time-to-time in force.

2.3 The Company acknowledges that the Appointment comprises part of your duties pursuant to your office as director of Carnival. You shall carry out the Duties as part of your duties to Carnival and you will not receive any additional remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.4 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.4. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Confidential Information

3.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

3.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

4. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

5. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit.

6. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.
7. Restrictive Covenants

It is a condition of the Appointment that you agree as follows:
	if the Appointment shall be terminated at any time, for any reason, you will not at any time within 12 months after such expiration or termination, without the prior written approval of the Chairman or Vice-Chairman of the Company, directly or indirectly:

     (a) engage in any business activity directly or indirectly competitive with the business of the Company, Carnival or any of their subsidiaries or affiliates; or

     (b) serve as an officer, director, owner, consultant or employee of any organization then in competition with the Company, Carnival or any of their subsidiaries or affiliates.

8. Miscellaneous

8.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

8.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

9. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

10. Definitions

In this letter:

1.1 "Articles" means the articles of association from time to time of the Company;

10.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

10.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

10.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

10.5 "London Stock Exchange" means London Stock Exchange plc;

10.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely


/s/ Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Pier Luigi Foschi

/s/ Pier Luigi Foschi


in the presence of

/s/ Enrique Miguez    	        Witness Signature

Enrique Miguez	                Full Name

3655 NW 87th Ave.	        Address
Miami, FL  33178


Assistant General Counsel 	Occupation

                                                            Exhibit 10.13


                             INDEMNIFICATION AGREEMENT


	     INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the
"Company"), and Pier Luigi Foschi (the "Director").

     The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

Accordingly, the parties agree as follows:

In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this agreement) actually and reasonably incurred by the Director in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.
						CARNIVAL CORPORATION


						By: /s/ Howard S. Frank
							Howard S. Frank, Vice Chairman
							and Chief Operating Officer



						By: /s/ Pier Luigi Foschi
							Pier Luigi Foschi



                                                             Exhibit 10.14
                                 CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

								April 14, 2003

Mr. Howard S. Frank
Carnival Corporation
3655 NW 87th Avenue
Miami, FL  33178-2428

Dear Howard,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival') and your signing this appointment letter.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed to by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties.
 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.2 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company, as from time-to-time in force.

2.3 The Company acknowledges that the Appointment comprises part of your duties pursuant to your office as director of Carnival. You shall carry out the Duties as part of your duties to Carnival and you will not receive any additional remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.4 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.4. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Confidential Information

3.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

3.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

4. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

5. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit.

6. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

7. Restrictive Covenants

It is a condition of the Appointment that you agree as follows:
	if the Appointment shall be terminated at any time, for any reason, you will not at any time within 12 months after such expiration or termination, without the prior written approval of the Chairman or Vice-Chairman of the Company, directly or indirectly:

     (a) engage in any business activity directly or indirectly competitive with the business of the Company, Carnival or any of their subsidiaries or affiliates; or

     (b) serve as an officer, director, owner, consultant or employee of any organization then in competition with the Company, Carnival or any of their subsidiaries or affiliates.

8. Miscellaneous

8.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

8.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

9. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

10. Definitions

In this letter:
10.1 "Articles" means the articles of association from time to time of the Company;

10.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

10.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

10.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

10.5 "London Stock Exchange" means London Stock Exchange plc;

10.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely

/s/Micky Arison
Micky Arison
Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Howard S. Frank

/s/ Howard S. Frank


in the presence of

/s/ Irma M. Tharp     		Witness Signature

Irma M. Tharp			Full Name

9525 SW 165th Terr..		Address
Miami, FL  33157


Legal Assistant			Occupation


                                                          Exhibit 10.15
                            INDEMNIFICATION AGREEMENT


	     INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the
"Company"), and Howard S. Frank (the "Director").

     The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

     Accordingly, the parties agree as follows:

     In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this agreement) actually and reasonably incurred by the Director in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

				 CARNIVAL CORPORATION

					   By: /s/Arnaldo Perez
                                           Arnaldo Perez, Senior Vice President
	                                     and General Counsel


			                   By: /s/ Howard S. Frank

                                           Howard S. Frank


                                                            Exhibit 10.16

                                  CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY


                                                April 14, 2003


Baroness Sarah Hogg
c/o Patricia Lambourn
P&O Princess Cruises plc
11-12 Charles II Street
London  SW1Y 4QU

Dear Baroness Hogg,

     I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter. It is agreed that this is a contract for services and is not a contract of employment.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties including attendance wherever practicable at regular and emergency Board meetings, meetings of committees of the Board to which you are appointed, the annual general meeting of the Company and any extraordinary general meeting of the Company. In addition, you will be expected to devote appropriate preparation time ahead of each meeting.

2.2 By accepting this Appointment, you have confirmed that you are able to allocate sufficient time to meet the expectations of your role.

2.3 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.4 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company from time-to-time in force.
2.5 You will not receive any remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.
2.6 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.6. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Role

3.1 Non-executive directors have the same general legal responsibilities to the Company as any other director. The Board as a whole is collectively responsible for promoting the success of the company by directing and supervising the Company's affairs. The Board:

     3.1.1 Provides entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;

     3.1.2 Sets the Company's strategic aims, ensures that the necessary financial and human resources are in place for the company to meet its objectives, and reviews management performance; and

     3.1.3 Sets the Company's values and standards and ensures that its obligations to its shareholders and others are understood and met.

3.2 In addition to these requirements of all directors, the role of the non-executive has the following key elements:

     3.2.1 Strategy: Non-executive directors should constructively challenge and contribute to the development of strategy;

     3.2.2 Performance: Non-executive directors should scrutinize the performance of management in meeting agreed goals and objectives and monitor the report of performance;

     3.2.3 Risk: Non-executive directors should satisfy themselves that financial information is accurate and that financial controls and systems of risk management are robust and defensible; and

     3.2.4 People: Non-executive directors are responsible for determining appropriate levels of remuneration of executive directors and have a prime role in appointing, and where necessary removing,senior-management and in succession planning.

4. Outside Interests

It is accepted and acknowledged that you have business interests other than those of the Company and have declared any conflicts that are apparent at present. In the event that you become aware of any potential conflicts of interest, these should be disclosed to the Chairman and Company Secretary as soon as apparent. You must consult with the Chairman or Vice-Chairman before accepting any major external appointment or any directorships in any publicly-quoted companies.

5. Confidential Information

5.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

5.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

6. Induction

After your Appointment, the Company will provide a comprehensive, formal and tailored induction. The Company, upon your request, will arrange for site visits and meetings with senior and middle management and the Company's auditors.

7. Review Process

The performance of individual directors and the whole board and its committees is evaluated annually. If, in the interim, there are any matters which cause you concern about your role you should discuss them with the Chairman as soon as is appropriate.

8. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

9. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit. A copy of the current policy will be provided at induction.

10. Independent Professional Advice

Occasions may arise when you consider that you need professional advice in the furtherance of your duties as a director. Circumstances may occur when it will be appropriate for you to seek advice from independent advisors at the Company's expense. If it is practicable to do so, you shall seek such advice after consultation with the chairman or vice-chairman. The Company shall reimburse the full cost of all reasonable expenditure incurred in obtaining such advice.

11. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

12. Miscellaneous

12.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

12.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

13 Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

14. Definitions

In this letter:

14.1 "Articles" means the articles of association from time to time of the Company;

14.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

14.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

14.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

14.5 "London Stock Exchange" means London Stock Exchange plc;

14.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely




/s/ Howard S. Frank
Howard S. Frank
Vice Chairman - Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Baroness Sarah Hogg

/s/ Sarah Hogg


in the presence of

/s/ A. W. W. Brierley      Witness Signature

A. W. W. Brierley          Full Name

91 Waterloo Road           Address

London SE1 8XP


Solicitor		   Occupation




                                                            Exhibit 10.17

                                 Carnival Corporation

STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

							April 14, 2003


Baroness Sarah Hogg
c/o Patricia Lambourn
P&O Princess Cruises plc
11-12 Charles II Street
London  SW1Y 4QU

Dear Baroness Hogg,

     I am pleased to confirm your appointment as a director of the Company (the "Appointment"). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the dual listed company transaction and your signing this appointment letter.

     The Appointment is subject to applicable law and the provisions of the Company's Third Amended and Restated Articles of Incorporation (the "Articles") and the Amended and Restated Bylaws (the "Bylaws") regarding, without limitation, the powers vested in the Board, eligibility, term of appointment, effectiveness of appointment, resignation, removal, disqualification and compensation of directors of the Company.

1. Term of Appointment

1.1 The Appointment shall terminate without any entitlement to compensation upon your resignation, removal, disqualification or death as set forth in the Bylaws.

1.2 Upon the termination of the Appointment, you shall (a) cease to be a director of Carnival plc, and (b) surrender to an authorized representative of the Company all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company, Carnival plc, and all of their subsidiaries and affiliates (collectively the "Group") made or received by you in the course of your directorship (whether before or after the date of this letter).

2. Duties and Fees

2.1 You shall carry out such duties as set forth in the Articles and Bylaws and as otherwise agreed to by the Board (the "Duties").

2.2 You will be entitled to a fee for your services as a director of $40,000 per annum. If you serve on a Board committee, you will receive an additional fee of $2,500 per annum ($5,000 for the audit committee). If you are required to act as chairman of a Board committee you will be entitled to an additional fee of $5,000 per annum ($10,000 for the audit committee). In addition, attendance fees for Board and committee meetings will also be paid ranging from $1,000 to $5,000 per meeting. For 2003, you will receive an additional $5,000 for each Board meeting held outside the UK which you attend in person. A compensation table which sets forth all such fees is annexed to this letter for your reference. The Company shall make all such payments to you in the equivalent amount of Pounds Sterling (as of the time of payment).

2.3 The Company will reimburse to you reasonable expenses incurred in the performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.3.
2.4 The compensation and reimbursement arrangements set forth in clauses
2.2 and 2.3 hereof are subject to change as determined by the Board from time to time.

3. Confidential Information

3.1 You agree that, during the continuance of the Appointment or afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), you will not use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by the Company or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

3.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

4. Indemnity

In the event that you (or your heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company or Carnival plc, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this indemnity), judgments, fines and amounts paid in settlement actually and reasonably incurred by you in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which you may be entitled apart from the foregoing provisions.

5. Insurance

To the extent possible, the Company will use its reasonable efforts to maintain appropriate directors' and officers' liability insurance for your benefit.

6. Code of Business Conduct and Ethics

You agree to observe the provisions of the Company's code of business conduct and ethics.

7. Miscellaneous

7.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

7.2 The agreement contained in this letter shall be governed by, and construed in accordance with, Florida law and shall be subject to the exclusive jurisdiction of the courts located in Miami-Dade County, Florida.

7.3 This appointment letter may be executed in one or more counterparts, each of which will be deemed to be an original copy of this appointment letter, and all of which, when taken together, shall be deemed to constitute one and the same agreement.

8. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

Kindly confirm your agreement to the terms set out above by signing the enclosed copy of this letter. Please return the copy to me at the above address.

CARNIVAL CORPORATION


By: /s/ Howard S. Frank
	Name:	Howard S. Frank
	Title:	Vice Chairman


AGREED AND ACCEPTED BY:


/s/ Baroness Sarah Hogg
Baroness Sarah Hogg







ANNEX

                     Board      Audit Committee        Other Committees
                     Member
                               Chair        Member        Chair     Member
Annual Retainer      $40,000   $10,000      $5,000        $5,000    $2,500
  Attendance Fee

Attendance Fee
Meeting in Person     5,000      2,500       2,500         2,000     2,000

By Phone	      2,000      1,000       1,000         1,000     1,000

Additional Fee for    5,000
meeting outside UK
(applicable for 2003
only)


                                                             Exhibit 10.18


                         INDEMNIFICATION AGREEMENT


	      INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the
"Company"), and A. Kirk Lanterman (the "Director").

     The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

     Accordingly, the parties agree as follows:

     In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this agreement) actually and reasonably incurred by the Director in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.
     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

CARNIVAL CORPORATION

By:
/s/ Howard S. Frank

    Howard S. Frank, Vice Chairman
      and Chief Operating Officer


By:
/s/ A. Kirk Lanterman

    A. Kirk Lanterman


                                                       Exhibit 10.19

                                 CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

							April 14, 2003


Dr. Modesto A. Maidique
Office of the President
Florida International University
107th Avenue & 8th Street
Child Bldg. - PC 528
Miami, FL  33199

Dear Modesto,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter. It is agreed that this is a contract for services and is not a contract of employment.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2 Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties including attendance wherever practicable at regular and emergency Board meetings, meetings of committees of the Board to which you are appointed, the annual general meeting of the Company and any extraordinary general meeting of the Company. In addition, you will be expected to devote appropriate preparation time ahead of each meeting.

2.2 By accepting this Appointment, you have confirmed that you are able to allocate sufficient time to meet the expectations of your role.

2.3 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.4 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company from time-to-time in force.

2.5 You will not receive any remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.6 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.6. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Role

3.1 Non-executive directors have the same general legal responsibilities to the Company as any other director. The Board as a whole is collectively responsible for promoting the success of the company by directing and supervising the Company's affairs. The Board:

     3.1.1 Provides entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;

     3.1.2 Sets the Company's strategic aims, ensures that the necessary financial and human resources are in place for the company to meet its objectives, and reviews management performance; and

     3.1.3 Sets the Company's values and standards and ensures that its obligations to its shareholders and others are understood and met.

3.2 In addition to these requirements of all directors, the role of the non-executive has the following key elements:

     3.2.1 Strategy: Non-executive directors should constructively challenge and contribute to the development of strategy;

     3.2.2 Performance: Non-executive directors should scrutinize the performance of management in meeting agreed goals and objectives and monitor the report of performance;

     3.2.3 Risk: Non-executive directors should satisfy themselves that financial information is accurate and that financial controls and systems of risk management are robust and defensible; and
     3.2.4 People: Non-executive directors are responsible for determining appropriate levels of remuneration of executive directors and have a prime role in appointing, and where necessary removing, senior-management and in succession planning.

4. Outside Interests

It is accepted and acknowledged that you have business interests other than those of the Company and have declared any conflicts that are apparent at present. In the event that you become aware of any potential conflicts of interest, these should be disclosed to the Chairman and Company Secretary as soon as apparent. You must consult with the Chairman or Vice-Chairman before accepting any major external appointment or any directorships in any publicly-quoted companies.

5. Confidential Information

5.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

5.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

6. Induction

After your Appointment, the Company will provide a comprehensive, formal and tailored induction. The Company, upon your request, will arrange for site visits and meetings with senior and middle management and the Company's auditors.

7. Review Process

The performance of individual directors and the whole board and its committees is evaluated annually. If, in the interim, there are any matters which cause you concern about your role you should discuss them with the Chairman as soon as is appropriate.

8. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

9. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit. A copy of the current policy will be provided at induction.

10. Independent Professional Advice

Occasions may arise when you consider that you need professional advice in the furtherance of your duties as a director. Circumstances may occur when it will be appropriate for you to seek advice from independent advisors at the Company's expense. If it is practicable to do so, you shall seek such advice after consultation with the chairman or vice-chairman. The Company shall reimburse the full cost of all reasonable expenditure incurred in obtaining such advice.

11. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

12. Miscellaneous

12.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.
12.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

13. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

14. Definitions

In this letter:

14.1 "Articles" means the articles of association from time to time of the Company;

14.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

14.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

14.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

14.5 "London Stock Exchange" means London Stock Exchange plc;

14.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely



/s/ Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Modesto A. Maidique

/s/ Modesto A. Maidique


in the presence of


/s/ Irma M. Tharp    		Witness Signature

Irma M. Tharp			Full    Name

9525 SW 165th Terr..		Address
Miami, FL  33157


Legal Assistant		        Occupation



                                                           Exhibit 10.20

                          INDEMNIFICATION AGREEMENT


	     INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the
"Company"), and Modesto A. Maidique (the "Director").

     The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

     Accordingly, the parties agree as follows:

     In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses (including attorneys' fees and expenses to enforce this agreement), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding and
(ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

					CARNIVAL CORPORATION


						By: /s/ Howard S. Frank
							Howard S. Frank, Vice Chairman
							and Chief Operating Officer



						By: /s/ Modesto A. Maidique
							Modesto A. Maidique


                                                           Exhibit 10.21


                                 CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

								April 14, 2003


Sir John Parker
Chairman
National Grid Transco
1-3 Strand
London WC2N 5EH, United Kingdom

Dear Sir Parker,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter. It is agreed that this is a contract for services and is not a contract of employment.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties including attendance wherever practicable at regular and emergency Board meetings, meetings of committees of the Board to which you are appointed, the annual general meeting of the Company and any extraordinary general meeting of the Company. In addition, you will be expected to devote appropriate preparation time ahead of each meeting.

2.2 By accepting this Appointment, you have confirmed that you are able to allocate sufficient time to meet the expectations of your role.

2.3 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.4 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company from time-to-time in force.

2.5 You will not receive any remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.6 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.6. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Role

3.1 Non-executive directors have the same general legal responsibilities to the Company as any other director. The Board as a whole is collectively responsible for promoting the success of the company by directing and supervising the Company's affairs. The Board:

     3.1.1 Provides entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;

     3.1.2 Sets the Company's strategic aims, ensures that the necessary financial and human resources are in place for the company to meet its objectives, and reviews management performance; and

     3.1.3 Sets the Company's values and standards and ensures that its obligations to its shareholders and others are understood and met.

3.2 In addition to these requirements of all directors, the role of the non-executive has the following key elements:

     3.2.1 Strategy: Non-executive directors should constructively challenge and contribute to the development of strategy;

     3.2.2 Performance: Non-executive directors should scrutinize the performance of management in meeting agreed goals and objectives and monitor the report of performance;

     3.2.3 Risk: Non-executive directors should satisfy themselves that financial information is accurate and that financial controls and systems of risk management are robust and defensible; and

     3.2.4 People: Non-executive directors are responsible for determining appropriate levels of remuneration of executive directors and have a prime role in appointing, and where necessary removing, senior-management and in succession planning.

4. Outside Interests

It is accepted and acknowledged that you have business interests other than those of the Company and have declared any conflicts that are apparent at present. In the event that you become aware of any potential conflicts of interest, these should be disclosed to the Chairman and Company Secretary as soon as apparent. You must consult with the Chairman or Vice-Chairman before accepting any major external appointment or any directorships in any publicly-quoted companies.

5. Confidential Information

5.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

5.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

6. Induction

After your Appointment, the Company will provide a comprehensive, formal and tailored induction. The Company, upon your request, will arrange for site visits and meetings with senior and middle management and the Company's auditors.

7. Review Process

The performance of individual directors and the whole board and its committees is evaluated annually. If, in the interim, there are any matters which cause you concern about your role you should discuss them with the Chairman as soon as is appropriate.

8. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

9. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit. A copy of the current policy will be provided at induction.

10. Independent Professional Advice

Occasions may arise when you consider that you need professional advice in the furtherance of your duties as a director. Circumstances may occur when it will be appropriate for you to seek advice from independent advisors at the Company's expense. If it is practicable to do so, you shall seek such advice after consultation with the chairman or vice-chairman. The Company shall reimburse the full cost of all reasonable expenditure incurred in obtaining such advice.

11. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

12. Miscellaneous

12.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

12.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

13. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

14. Definitions
In this letter:

14.1 "Articles" means the articles of association from time to time of the Company;

14.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

14.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

14.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

14.5 "London Stock Exchange" means London Stock Exchange plc;

14.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely




/s/ Howard S. Frank
Howard S. Frank
Vice Chairman - Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Sir John Parker


/s/ Sir John Parker


in the presence of


/s/Helen Margaret Macy     	     Witness Signature

Helen Margaret Macy		     Full Name

Clohe Merle                	     Address
Merle Common
Oxted, Surrey, RH8 ORP

Company Secretary		     Occupation




                                                       Exhibit 10.22





                             C A R N I V A L
                          C O R P O R A T I O N



STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY


                                                    April 14, 2003


Sir John Parker
Chairman
National Grid Transco
1-3 Strand
London WC2N
5EH
United Kingdom

Dear Sir Parker,

I am pleased to confirm your appointment as a director of the Company (the "Appointment"). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the dual listed company transaction and your signing this appointment letter.

The Appointment is subject to applicable law and the provisions of the Company's Third Amended and Restated Articles of Incorporation (the "Articles") and the Amended and Restated Bylaws (the "Bylaws") regarding, without limitation, the powers vested in the Board, eligibility, term of appointment, effectiveness of appointment, resignation, removal, disqualification and compensation of directors of the Company.

1. Term of Appointment

1.1 The Appointment shall terminate without any entitlement to compensation upon your resignation, removal, disqualification or death as set forth in the Bylaws.

1.2 Upon the termination of the Appointment, you shall (a) cease to be a director of Carnival plc, and (b) surrender to an authorized representative of the Company all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company, Carnival plc, and all of their subsidiaries and affiliates (collectively the "Group") made or received by you in the course of your directorship (whether before or after the date of this letter).

2. Duties and Fees

2.1 You shall carry out such duties as set forth in the Articles and Bylaws and as otherwise agreed to by the Board (the "Duties").

2.2 You will be entitled to a fee for your services as a director of $40,000 per annum. If you serve on a Board committee, you will receive an additional fee of $2,500 per annum ($5,000 for the audit committee). If you are required to act as chairman of a Board committee you will be entitled to an additional fee of $5,000 per annum ($10,000 for the audit committee). In addition, attendance fees for Board and committee meetings will also be paid ranging from $1,000 to $5,000 per meeting. For 2003, you will receive an additional $5,000 for each Board meeting held outside the UK which you attend in person. A compensation table which sets forth all such fees is annexed to this letter for your reference. The Company shall make all such payments to you in the equivalent amount of Pounds Sterling (as of the time of payment).

2.3 The Company will reimburse to you reasonable expenses incurred in the performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.3.

2.4 The compensation and reimbursement arrangements set forth in clauses
2.2 and 2.3 hereof are subject to change as determined by the Board from time to time.

3. Confidential Information

3.1 You agree that, during the continuance of the Appointment or afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), you will not use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by the Company or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

3.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

4. Indemnity

In the event that you (or your heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company or Carnival plc, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this indemnity), judgments, fines and amounts paid in settlement actually and reasonably incurred by you in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which you may be entitled apart from the foregoing provisions.

5. Insurance

To the extent possible, the Company will use its reasonable efforts to maintain appropriate directors' and officers' liability insurance for your benefit.

6. Code of Business Conduct and Ethics

You agree to observe the provisions of the Company's code of business conduct and ethics.

7. Miscellaneous

7.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

7.2 The agreement contained in this letter shall be governed by, and construed in accordance with, Florida law and shall be subject to the exclusive jurisdiction of the courts located in Miami-Dade County, Florida.

7.3 This appointment letter may be executed in one or more counterparts, each of which will be deemed to be an original copy of this appointment letter, and all of which, when taken together, shall be deemed to constitute one and the same agreement.

8. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

Kindly confirm your agreement to the terms set out above by signing the enclosed copy of this letter. Please return the copy to me at the above address.

CARNIVAL CORPORATION


By: /s/ Howard S. Frank
	Name:	Howard S. Frank
	Title:	Vice Chairman


AGREED AND ACCEPTED BY:


/s/ Sir John Parker
Sir John Parker



ANNEX

                     Board        Audit Committee      Other Committees
                     Member
                                  Chair    Member      Chair     Member
Annual Retainer    $40,000       $10,000  $5,000      $5,000    $2,500
  Attendance Fee
Attendance Fee
Meeting in Person   5,000         2,500    2,500       2,000     2,000

By Phone            2,000         1,000    1,000       1,000     1,000

Additional Fee for  5,000
meeting outside UK
(applicable for 2003
only)



                                                          Exhibit 10.23

                                CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY


                                             As of April 14, 2003



Dear Peter,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon your signing this appointment letter.
1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation, subject to the terms of the Employment Agreement, if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 On termination of the Appointment, you will cease to be a director of Carnival Corporation ("Carnival"), in accordance with the articles of incorporation and by-laws of Carnival.

1.3 You hereby agree that your Appointment does not entitle you to compensation on termination and you shall not pursue any action or claim for such compensation from the Company. Notwithstanding any provision of this appointment letter to the contrary, the termination of the Appointment will not terminate, cancel or release the obligations of any Group company under the Employment Agreement for any Accrued Plan Benefits (as defined in the Employment Agreement).

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed to by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties.
 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.2 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company, as from time-to-time in force.

2.3 The Company acknowledges that the Appointment comprises part of your duties pursuant to your office as director of Carnival. You shall carry out the Duties as part of your duties to Carnival and you will not receive any additional remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.4 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.4. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Confidential Information

3.1 You agree that during the continuance of the Appointment and afterwards, you shall be subject to the restrictions set forth in Paragraph 8 of the Employment Agreement.

4. Indemnity

4.1 In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled, including Paragraph 19 of the Employment Agreement.

5. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit.

6. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

7. Restrictive Covenants

If the Appointment is terminated pursuant to Paragraph 12.7(b) of the Employment Agreement, you shall be subject to the restrictions set forth in Paragraph 9 of the Employment Agreement.

8. Miscellaneous

8.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

8.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

9. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom. For the avoidance of doubt, the Employment Agreement and the other agreements incorporated therein or otherwise attached thereto are not superseded by this appointment letter.
10. Definitions

In this letter:

10.1 "Articles" means the articles of association from time to time of the Company;

10.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

10.3 "Employment Agreement" means the employment agreement, dated April 17, 2003, between Peter Ratcliffe and P&O Princess Cruises International, Ltd., as it may be amended or replaced from time to time;

10.4 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

10.5 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

10.6 "London Stock Exchange" means London Stock Exchange plc;

10.7 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.
Yours sincerely,




/s/Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Peter Ratcliffe

/s/Peter Ratcliffe


in the presence of


/s/ Robin Feder          Witness Signature

Robin Feder              Full Name

27069-3 Crossglade Ave.	 Address
Santa Clarita, CA  91351

Executive Assistant      Occupation

                                                             Exhibit 10.24


                           INDEMNIFICATION AGREEMENT


	     INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the
"Company"), and Peter G. Ratcliffe (the "Director").

     The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

     Accordingly, the parties agree as follows:

     In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses of any kind whatsoever (including attorneys' fees and expenses to enforce this agreement) actually and reasonably incurred by the Director in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.
     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.
						CARNIVAL CORPORATION


						By: /s/ Howard S. Frank
							Howard S. Frank, Vice Chairman
							and Chief Operating Officer



						By: /s/Peter G. Ratcliffe
						       Peter G. Ratcliffe


                                                            Exhibit 10.25

                                 CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

							April 14, 2003


Mr. Stuart S. Subotnick
Metromedia
810 7th Avenue, 29th Floor
New York, NY  10019

Dear Stuart,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter. It is agreed that this is a contract for services and is not a contract of employment.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

     1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

     1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

     1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties including attendance wherever practicable at regular and emergency Board meetings, meetings of committees of the Board to which you are appointed, the annual general meeting of the Company and any extraordinary general meeting of the Company. In addition, you will be expected to devote appropriate preparation time ahead of each meeting.

2.2 By accepting this Appointment, you have confirmed that you are able to allocate sufficient time to meet the expectations of your role.

2.3 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.4 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company from time-to-time in force.

2.5 You will not receive any remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.6 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.6. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Role

3.1 Non-executive directors have the same general legal responsibilities to the Company as any other director. The Board as a whole is collectively responsible for promoting the success of the company by directing and supervising the Company's affairs. The Board:

     3.1.1 Provides entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;

     3.1.2 Sets the Company's strategic aims, ensures that the necessary financial and human resources are in place for the company to meet its objectives, and reviews management performance; and

     3.1.3 Sets the Company's values and standards and ensures that its obligations to its shareholders and others are understood and met.

3.2 In addition to these requirements of all directors, the role of the non-executive has the following key elements:

     3.2.1 Strategy: Non-executive directors should constructively challenge and contribute to the development of strategy;

     3.2.2 Performance: Non-executive directors should scrutinize the performance of management in meeting agreed goals and objectives and monitor the report of performance;

     3.2.3 Risk: Non-executive directors should satisfy themselves that financial information is accurate and that financial controls and systems of risk management are robust and defensible; and

     3.2.4 People: Non-executive directors are responsible for determining appropriate levels of remuneration of executive directors and have a prime role in appointing, and where necessary removing, senior-management and in succession planning.

4. Outside Interests

It is accepted and acknowledged that you have business interests other than those of the Company and have declared any conflicts that are apparent at present. In the event that you become aware of any potential conflicts of interest, these should be disclosed to the Chairman and Company Secretary as soon as apparent. You must consult with the Chairman or Vice-Chairman before accepting any major external appointment or any directorships in any publicly-quoted companies.

5. Confidential Information

5.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

5.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

6. Induction

After your Appointment, the Company will provide a comprehensive, formal and tailored induction. The Company, upon your request, will arrange for site visits and meetings with senior and middle management and the Company's auditors.

7. Review Process

The performance of individual directors and the whole board and its committees is evaluated annually. If, in the interim, there are any matters which cause you concern about your role you should discuss them with the Chairman as soon as is appropriate.

8. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and
(ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

9. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit. A copy of the current policy will be provided at induction.

10. Independent Professional Advice

Occasions may arise when you consider that you need professional advice in the furtherance of your duties as a director. Circumstances may occur when it will be appropriate for you to seek advice from independent advisors at the Company's expense. If it is practicable to do so, you shall seek such advice after consultation with the chairman or vice-chairman. The Company shall reimburse the full cost of all reasonable expenditure incurred in obtaining such advice.

11. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

12. Miscellaneous

12.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

12.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

13. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

14. Definitions

In this letter:

14.1 "Articles" means the articles of association from time to time of the Company;

14.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

14.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

14.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

14.5 "London Stock Exchange" means London Stock Exchange plc;

14.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely



/s/Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Stuart S. Subotnick


/s/Stuart S. Subotnick




in the presence of

/s/ A. Perez        		Witness Signature

Arnaldo Perez			Full   Name

10220 SW 58CT		        Address
Miami, FL


Lawyer          		Occupation

                                                            Exhibit 10.26


                              INDEMNIFICATION AGREEMENT


	     INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the
"Company"), and Stuart S. Subotnick (the "Director").

     The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

     Accordingly, the parties agree as follows:

     In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall (i) indemnify the Director against all expenses (including attorneys' fees and expenses to enforce this agreement), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding and
(ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.

     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

CARNIVAL CORPORATION


						By: /s/ Howard S. Frank
							Howard S. Frank, Vice Chairman
							and Chief Operating Officer



						By: /s/Stuart S. Subotnick
				                       Stuart S. Subotnick


                                                              Exhibit 10.27

                               CARNIVAL PLC




STRICTLY PRIVATE & CONFIDENTIAL
ADDRESSEE ONLY

							April 14, 2003


Mr. Uzi Zucker
Bear, Stearns & Company
383 Madison Avenue
New York, NY  10179

Dear Uzi,

I am pleased to confirm your appointment (the "Appointment") as a director of P&O Princess Cruises plc (to be renamed Carnival plc (the "Company")). The terms of the Appointment are set forth below and is conditioned upon the Company's board of directors (the "Board") having passed the resolutions necessary to give effect to the Appointment, the completion of the DLC transaction with Carnival Corporation ("Carnival") and your signing this appointment letter. It is agreed that this is a contract for services and is not a contract of employment.

1. Term of Appointment

1.1 The Appointment is subject to the provisions of the Articles regarding appointment, expenses, retirement, disqualification and removal of directors of the Company and will terminate forthwith without any entitlement to compensation if:

1.1.1 you are not re-elected at an Annual General Meeting of the Company at which you retire and offer yourself for re-election in accordance with the Articles; or

1.1.2 you are required to vacate office for any reason pursuant to any of the provisions of the Articles; or

1.1.3 you are removed as a director or otherwise required to vacate office under any applicable law.

1.2 You will at the request of the Company or Carnival immediately resign (in writing) from the office of director of the Company and any other office with a Group company and you irrevocably authorise the Company or Carnival as your attorney in your name and on your behalf to sign all documents and do all things necessary to give effect to this.

1.3 On termination of the Appointment, you will (a) cease to be a director of Carnival, in accordance with the articles of incorporation and by-laws of Carnival and (b) surrender to an authorised representative of the Company or Carnival all correspondence, documents (including without limitation board minutes and board papers), copies thereof or other property of the Company and of any member of the Group made or received by you in the course of your directorship (whether before or after the date of this letter).

1.4 You hereby agree that on termination you shall not be entitled to and shall not pursue any action or claim for compensation from the Company.

2. Duties

2.1 You shall carry out such duties as set forth in the Articles and as otherwise agreed by the Board (the "Duties"). You will have all the usual Duties of a director under English law and will be expected to devote such time as is necessary for the proper performance of the Duties including attendance wherever practicable at regular and emergency Board meetings, meetings of committees of the Board to which you are appointed, the annual general meeting of the Company and any extraordinary general meeting of the Company. In addition, you will be expected to devote appropriate preparation time ahead of each meeting.

2.2 By accepting this Appointment, you have confirmed that you are able to allocate sufficient time to meet the expectations of your role.

2.3 In carrying out the Duties you shall have particular regard to your role as a director in the light of the Listing Rules and the Combined Code and its policy for the time being relating to compliance with the requirements of the Combined Code as well as such US equivalents, if applicable.

2.4 During the continuance of the Appointment you will be expected to comply where relevant with any rule of law or regulation of any competent authority or of the Company including the Model Code published by the London Stock Exchange in relation to dealings in shares, debentures and other securities of the Company and unpublished price sensitive information affecting the shares, debentures or other securities of the Company from time-to-time in force.

2.5 You will not receive any remuneration from the Company in respect of the Duties or the Appointment. The Company further acknowledges that you are expected to continue to carry out your existing duties to Carnival and that your office as a director of Carnival will continue to be regulated by any agreement between you and Carnival and will be subject to Carnival's articles of incorporation and by-laws.

2.6 The Company will reimburse to you reasonable expenses incurred by you in the proper performance of the Duties. The Company may request receipts or other evidence of expenditure prior to any reimbursement pursuant to this clause 2.6. The reimbursement arrangements are subject to change as determined by the Board from time to time.

3. Role

3.1 Non-executive directors have the same general legal responsibilities to the Company as any other director. The Board as a whole is collectively responsible for promoting the success of the company by directing and supervising the Company's affairs. The Board:

     3.1.1 Provides entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;

     3.1.2 Sets the Company's strategic aims, ensures that the necessary financial and human resources are in place for the company to meet its objectives, and reviews management performance; and

     3.1.3 Sets the Company's values and standards and ensures that its obligations to its shareholders and others are understood and met.

3.2 In addition to these requirements of all directors, the role of the non-executive has the following key elements:

     3.2.1 Strategy: Non-executive directors should constructively challenge and contribute to the development of strategy;

     3.2.2 Performance: Non-executive directors should scrutinize the performance of management in meeting agreed goals and objectives and monitor the report of performance;

     3.2.3 Risk: Non-executive directors should satisfy themselves that financial information is accurate and that financial controls and systems of risk management are robust and defensible; and

     3.2.4 People: Non-executive directors are responsible for determining appropriate levels of remuneration of executive directors and have a prime role in appointing, and where necessary removing, senior-management and in succession planning.

4. Outside Interests
It is accepted and acknowledged that you have business interests other than those of the Company and have declared any conflicts that are apparent at present. In the event that you become aware of any potential conflicts of interest, these should be disclosed to the Chairman and Company Secretary as soon as apparent. You must consult with the Chairman or Vice-Chairman before accepting any major external appointment or any directorships in any publicly-quoted companies.

5. Confidential Information

5.1 You agree that, neither during the continuance of the Appointment nor afterwards (unless authorised to do so by the Board or by a court of competent jurisdiction), will you use for your own or another's benefit or disclose or permit the disclosure of any confidential information of any member of the Group which you have obtained by virtue of the Appointment or your employment by Carnival or in respect of which the Company is bound by an obligation of confidence to a third party. Confidential information shall include, without limitation, lists or details of customers, information relating to the working of any product, process, invention, improvement or development carried on or used by any member of the Group, information relating to research projects, know-how, prices, discounts, mark-ups, future business strategy, marketing, tenders, any price sensitive information and information concerning the Company's intellectual property portfolio and strategy.

5.2 The restrictions contained in this clause shall cease to apply to any confidential information which may (other than by reason of your breach of these terms) become available to the public generally, but any such use will be subject to any restrictive covenants to which you are a party.

6. Induction

After your Appointment, the Company will provide a comprehensive, formal and tailored induction. The Company, upon your request, will arrange for site visits and meetings with senior and middle management and the Company's auditors.

7. Review Process

The performance of individual directors and the whole board and its committees is evaluated annually. If, in the interim, there are any matters which cause you concern about your role you should discuss them with the Chairman as soon as is appropriate.

8. Indemnity

In the event that you are made a party or are threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that you are or were a director of the Company, the Company shall (i) indemnify you against all expenses of any kind whatsoever (including legal fees and expenses to enforce this indemnity) actually and reasonably incurred by you in connection with such action, suit or proceeding and against judgments, fines and amounts paid in settlement in connection with such action, suit or proceeding and (ii) pay or advance to you in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent permitted by the Companies Act 1985 as amended and any other applicable law or regulation, as from time to time in effect. Such right of indemnification and advancement of expenses shall be without prejudice to any other rights to which you may be entitled.

9. Insurance

To the extent possible, the Company will use its reasonable endeavours to maintain, directly or through Carnival, appropriate directors' and officers' liability insurance for your benefit. A copy of the current policy will be provided at induction.

10. Independent Professional Advice

Occasions may arise when you consider that you need professional advice in the furtherance of your duties as a director. Circumstances may occur when it will be appropriate for you to seek advice from independent advisors at the Company's expense. If it is practicable to do so, you shall seek such advice after consultation with the chairman or vice-chairman. The Company shall reimburse the full cost of all reasonable expenditure incurred in obtaining such advice.

11. Code of Business Conduct and Ethics

It is expected that the Company will enter into a code of business conduct and ethics in substantially the same form as that which applies to Carnival and its subsidiaries. You agree to observe the provisions of any such code of business conduct and ethics.

12. Miscellaneous

12.1 Nothing in this letter shall create the relationship of employee and employer between you and the Company.

12.2 The agreement contained in this letter shall be governed by, and construed in accordance with, English law and shall be subject to the exclusive jurisdiction of the English courts.

13. Entire Agreement

This appointment letter represents the entire understanding, and constitutes the whole agreement, in relation to the Appointment and supersedes any previous agreement between yourself and the Company with respect thereto and, without prejudice to the generality of the foregoing, excludes any warranty, condition or other undertaking implied at law or by custom.

14. Definitions

In this letter:

14.1 "Articles" means the articles of association from time to time of the Company;

14.2 "Combined Code" means the principles of good governance and code of best practice prepared by the Committee on Corporate Governance which is appended to the Listing Rules;

14.3 "Group" means the Company and any subsidiary or subsidiary undertaking of the Company (both as defined in the Companies Act 1985, as amended);

14.4 "Listing Rules" means the Listing Rules published by the UK Listing Authority;

14.5 "London Stock Exchange" means London Stock Exchange plc;

14.6 "Model Code" means the model code on directors' dealings in securities set out in the appendix to Chapter 16 of the Listing Rules.

Kindly confirm your agreement to the terms set out above by signing the endorsement on the enclosed copy of this letter in the presence of an independent adult witness who should also sign and add his or her full name, address and occupation. Please return the copy to me at the above address.

Yours sincerely



/s/ Howard S. Frank
Howard S. Frank
Vice Chairman Elect
for and on behalf of
P&O Princess Cruises plc
(to be renamed Carnival plc)




EXECUTED as a DEED

by Mr. Uzi Zucker

/s/ Uzi Zucker


in the presence of


/s/ Irma M. Tharp          Witness Signature

Irma M. Tharp		   Full Name

9525 SW 165th Terr..	   Address
Miami, FL  33157


Legal Assistant            Occupation

                                                              Exhibit 10.28

                           INDEMNIFICATION AGREEMENT


	     INDEMNIFICATION AGREEMENT, dated as of the 17th day of April, 2003, between Carnival Corporation, a Panamanian corporation (the "Company"), and
Uzi Zucker (the "Director").

     The Company, in order to induce the Director to serve on the Company's board of directors, wishes to indemnify the Director against certain expenses and liabilities.

     Accordingly, the parties agree as follows:

     In the event that the Director (or the Director's heirs, executors or administrators) is made a party or is threatened to be made a party to or witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director of the Company or P&O Princess Cruises plc, a public limited company incorporated in England and Wales, the Company shall
(i) indemnify the Director against all expenses (including attorneys' fees and expenses to enforce this agreement), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding and (ii) pay or advance to such indemnitee in advance of final disposition of such action, suit or proceeding, within 20 days of the submission of an invoice therefore, all such expenses incurred in connection therewith, in each case of (i) and (ii) to the fullest extent and in the manner set forth in and permitted by the General Corporation Law of the Republic of Panama and any other applicable law, as from time to time in effect. Such right of indemnification and advancement of expenses shall not be deemed exclusive of any other rights to which the Director may be entitled apart from the foregoing provisions.
     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused this Agreement to be executed by a duly authorized officer, as of the date first above written.

CARNIVAL CORPORATION


						By: /s/Howard S. Frank
						       Howard S. Frank, Vice Chairman
							 and Chief Operating Officer



						By:/s/ Uzi Zucker
						       Uzi Zucker




                                                           EXHIBIT 12

                       CARNIVAL CORPORATION & PLC
                    Ratio of Earnings to Fixed Charges
                        (in thousands, except ratios)


                                         Six Months
                                        Ended May 31,
                                       2003     2002

Net income                           $254,674  $323,841
Income tax benefit, net                (8,531)   (7,799)
Income before income taxes            246,143   316,042

Fixed charges
  Interest expense, net                70,906    57,467
  Interest portion of rent
    expense(1)                          3,524     2,342
  Capitalized interest                 22,351    16,059

Total fixed charges                    96,781    75,868

Fixed charges not affecting
  earnings
    Capitalized interest              (22,351)  (16,059)
Earnings before fixed
  charges                            $320,573  $375,851

Ratio of earnings to
  fixed charges                           3.3x      5.0x


(1) Represents one-third of rent expense, which we believe to be representative of the interest portion of rent expense.


                                                         EXHIBIT 99.1



               Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 as filed by Carnival Corporation with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Carnival Corporation.


Date:  July 15, 2003


                                   By:/s/ Micky Arison
                                   Micky Arison
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer

                                   By:/s/ Howard S. Frank
                                   Howard S. Frank
                                   Vice Chairman of the Board of Directors
                                   and Chief Operating Officer

                                   By:/s/ Gerald R. Cahill
                                   Gerald R. Cahill
                                   Senior Vice President-Finance
                                   and Chief Financial and
                                   Accounting Officer


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

                                                              EXHIBIT 99.2



               Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 as filed by Carnival plc with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Carnival plc.


Date:  July 15, 2003


                                   By:/s/ Micky Arison
                                   Micky Arison
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer

                                   BY:/s/ Howard S. Frank
                                   Howard S. Frank
                                   Vice Chairman of the Board of Directors
                                   and Chief Operating Officer

                                   By:/s/ Gerald R. Cahill
                                   Gerald R. Cahill
                                   Senior Vice President-Finance
                                   and Chief Financial and
                                   Accounting Officer


     A signed original of this written statement required by Section 906 has been provided to Carnival plc and will be retained by Carnival plc and furnished to the Securities and Exchange Commission or its staff upon request.