Form 10-Q
period 2003-08-31
CARNIVAL CORP
filed 2003-10-15
CIK 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

Commission File Number: 1-9610                  Commission File Number: 1-15136

     CARNIVAL CORPORATION                               CARNIVAL PLC
     --------------------                               ------------
(Exact name of registrant as                    (Exact name of registrant as
specified in its charter)                        specified in its charter)

     REPUBLIC OF PANAMA                                 ENGLAND AND WALES
     ------------------                                 -----------------
(State or other jurisdiction of                 (State or other jurisdiction of
incorporation or organization)                  incorporation or organization)

         59-1562976                                         NONE
         ----------                                         ----
     (I.R.S. Employer                                (I.R.S. Employer
     Identification No.)                             Identification No.)

     3655 N.W. 87TH AVENUE                   CARNIVAL HOUSE, 5 GAINSFORD STREET,
    MIAMI, FLORIDA  33178-2428                  LONDON SE1 2NE, UNITED KINGDOM
    --------------  ----------                  ------------------------------
     (Address of principal                          (Address of principal
         executive offices)                           executive offices)
           (Zip code)                                     (Zip code)

         (305) 599-2600                               011 44 20 7940 5381
-------------------------------                  -------------------------------
(Registrant's telephone number,                  (Registrant's telephone number,
       including area code)                            including area code)

           NONE                                                NONE
----------------------------                       -----------------------------
(Former name, former address                       (Former name, former address
and former fiscal year, if                         and former fiscal year, if
changed since last report.)                        changed since last report.)

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  [X]        No     [_]

         Indicate by check mark whether the registrants are accelerated filers
(as defined in Rule 12b-2 of the Exchange Act). Yes  [X]        No     [_]

At October 10, 2003, Carnival Corporation   At October 10, 2003, Carnival plc
had outstanding 629,913,044 shares of       had outstanding 209,945,707 ordinary
common stock, $.01 par value.               shares, $1.66 stated value.

                             PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                         CARNIVAL CORPORATION & PLC
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                  (in thousands, except earnings per share)

                                          NINE MONTHS               THREE MONTHS
                                        ENDED AUGUST 31,           ENDED AUGUST 31,
                                       -----------------          -----------------
                                       2003         2002          2003         2002
                                       ----         ----          ----         ----
REVENUES
  Cruise
    Passenger tickets               $3,671,039  $2,552,846    $1,863,185   $1,089,331
    Onboard and other                1,003,125     665,635       466,468      252,782
  Other                                227,087     125,546       194,087       98,474
                                    ----------  ----------    ----------   ----------
                                     4,901,251   3,344,027     2,523,740    1,440,587
                                    ----------  ----------    ----------   ----------

COSTS AND EXPENSES
  Operating
    Cruise
      Passenger tickets                747,323     508,569       361,268      197,426
      Onboard and other                154,806      85,335        82,531       35,891
      Payroll and related              520,009     339,730       218,277      116,497
      Food                             275,636     189,456       118,165       68,691
      Other ship operating             864,360     527,398       368,697      199,657
    Other                              164,932      96,530       130,707       67,506
                                    ----------  ----------    ----------   ----------
  Total                              2,727,066   1,747,018     1,279,645      685,668
  Selling and administrative           648,312     440,931       259,582      147,407
  Depreciation and amortization        416,990     281,431       175,782       99,088
  Impairment charge                                 20,000                     20,000
                                    ----------  ----------    ----------   ----------
                                     3,792,368   2,489,380     1,715,009      952,163
                                    ----------  ----------    ----------   ----------

OPERATING INCOME                     1,108,883     854,647       808,731      488,424

NONOPERATING (EXPENSE) INCOME
  Interest income                       20,042      25,168         6,717       10,627
  Interest expense, net of
    capitalized interest              (128,660)    (86,431)      (57,754)     (28,839)
  Other income (expense), net            8,506      (5,251)        4,934        1,879
                                    ----------  ----------    ----------   ----------
                                      (100,112)    (66,514)      (46,103)     (16,333)
                                    ----------  ----------    ----------   ----------

INCOME BEFORE INCOME TAXES           1,008,771     788,133       762,628      472,091

INCOME TAX (EXPENSE) BENEFIT, NET      (19,836)     36,472       (28,367)      28,673
                                    ----------  ----------    ----------   ----------
NET INCOME                          $  988,935  $  824,605    $  734,261   $  500,764
                                    ==========  ==========    ==========   ==========


EARNINGS PER SHARE
  Basic                                  $1.43       $1.41         $0.92        $0.85
                                         =====       =====         =====        =====
  Diluted                                $1.42       $1.40         $0.90        $0.85
                                         =====       =====         =====        =====

DIVIDENDS PER SHARE                     $0.315      $0.315        $0.105       $0.105
                                        ======      ======        ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                                             CARNIVAL CORPORATION & PLC
                                            CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)
                                        (in thousands, except par/stated values)

                                                              AUGUST 31,          NOVEMBER 30,
                                                                 2003                 2002
                                                                 ----                 ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $    988,008         $   666,700
  Short-term investments                                          60,974              39,005
  Accounts receivable, net                                       347,188             108,327
  Inventories                                                    159,644              91,310
  Prepaid expenses and other                                     240,491             148,420
  Fair value of derivative contracts                             114,083
  Fair value of hedged firm commitments                                               78,390
                                                             -----------         -----------
    Total current assets                                       1,910,388           1,132,152
                                                             -----------         -----------

PROPERTY AND EQUIPMENT, NET                                   17,508,139          10,115,404

GOODWILL                                                       3,615,858             681,056

OTHER ASSETS                                                     361,274             297,175

FAIR VALUE OF HEDGED FIRM COMMITMENTS                              1,356             109,061
                                                             -----------         -----------
                                                             $23,397,015         $12,334,848
                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                                      $    65,100
  Current portion of long-term debt                              299,959         $   154,633
  Accounts payable                                               639,088             268,687
  Accrued liabilities                                            482,546             290,391
  Customer deposits                                            1,201,078             770,637
  Dividends payable                                               83,767              61,612
  Fair value of derivative contracts                               3,961              73,846
  Fair value of hedged firm commitments                          113,398
                                                             -----------         -----------
    Total current liabilities                                  2,888,897           1,619,806
                                                             -----------         -----------

LONG-TERM DEBT                                                 6,636,160           3,013,758

DEFERRED INCOME AND OTHER LONG-TERM LIABILITIES                  277,544             170,814

FAIR VALUE OF DERIVATIVE CONTRACTS                                25,670             112,567

COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 7)

SHAREHOLDERS' EQUITY
  Common stock of Carnival Corporation; $.01 par
     value; 1,960,000 shares at 2003 and 960,000 at 2002
     authorized; 629,828 shares at 2003 and 586,788 shares
     at 2002 issued and outstanding                                6,298               5,868
  Ordinary shares of Carnival plc; $1.66 stated value;
     225,300 shares authorized; 209,830 shares issued            348,317
  Additional paid-in capital                                   7,105,379           1,089,125
  Retained earnings                                            7,085,427           6,325,850
  Unearned stock compensation                                    (20,474)            (11,181)
  Accumulated other comprehensive income                         102,447               8,241
  Treasury stock, 41,881 shares of Carnival plc at cost       (1,058,650)
                                                             -----------         -----------
     Total shareholders' equity                               13,568,744           7,417,903
                                                             -----------         -----------
                                                             $23,397,015         $12,334,848
                                                             ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              CARNIVAL CORPORATION & PLC
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (in thousands)

                                                          NINE MONTHS ENDED AUGUST 31,
                                                          ----------------------------
                                                             2003              2002
                                                             ----              ----

OPERATING ACTIVITIES
Net income                                               $  988,935       $  824,605
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                           416,990          281,431
    Impairment charge                                                         20,000
    Accretion of original issue discount                     15,034           14,469
    Other                                                     2,632            8,761
Changes in operating assets and liabilities,
  excluding business acquired
    (Increase) decrease in
      Receivables                                           (88,916)         (29,618)
      Inventories                                            (8,648)           1,908
      Prepaid expenses and other                             30,786          (57,072)
    Increase (decrease) in
      Accounts payable                                       60,856           38,066
      Accrued and other liabilities                          (8,419)         (49,843)
      Customer deposits                                     (13,820)         115,720
                                                         ----------       ----------
        Net cash provided by operating activities         1,395,430        1,168,427
                                                         ----------       ----------

INVESTING ACTIVITIES
Additions to property and equipment                      (1,896,490)      (1,022,464)
Cash acquired from (expended for) the acquisition of
  Carnival plc, net                                         141,429          (27,834)
Proceeds from retirement of property and equipment           50,919            4,071
Purchase of short-term investments, net                     (17,898)          (6,437)
Other, net                                                   (8,318)         (16,343)
                                                         ----------       ----------
        Net cash used in investing activities            (1,730,358)      (1,069,007)
                                                         ----------       ----------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                  1,477,817          117,902
Principal repayments of long-term debt                     (662,675)        (154,082)
Dividends paid                                             (207,210)        (184,712)
Proceeds from short-term borrowings, net                     65,100
Proceeds from issuance of common stock and
   ordinary shares, net                                      39,556            6,927
Other                                                       (12,446)             101
                                                         ----------       ----------
        Net cash provided by (used in)
          financing activities                              700,142         (213,864)
                                                         ----------       ----------
Effect of exchange rate changes on cash
  and cash equivalents                                      (43,906)          (6,414)
                                                         ----------       ----------
        Net increase (decrease) in cash and
          cash equivalents                                  321,308         (120,858)
Cash and cash equivalents at beginning
  of period                                                 666,700        1,421,300
                                                         ----------       ----------
Cash and cash equivalents at end of period               $  988,008       $1,300,442
                                                         ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL

         DESCRIPTION OF BUSINESS

         Carnival Corporation is a Panamanian corporation and Carnival plc (formerly known as P&O Princess Cruises plc) is incorporated in England and Wales and, along with their consolidated subsidiaries, are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

         We are a global cruise company and one of the largest vacation companies in the world. A summary of the number of cruise ships we operate, by brand, their passenger capacity and the primary areas in which they are marketed is as follows:

        CRUISE                NUMBER        PASSENGER         PRIMARY
        BRANDS            OF CRUISE SHIPS   CAPACITY (1)      MARKET
        ------            ---------------   ------------      ------

Carnival Cruise
  Lines ("CCL") (2)            19             41,322       North America
Princess Cruises
  ("Princess") (3)(4)          11             19,880       North America
Holland America Line
  ("Holland America") (4)      12             16,342       North America
Costa Cruises ("Costa")         9             12,868       Europe
P&O Cruises                     4              7,730       United Kingdom
AIDA (5)                        3              3,730       Germany
Cunard Line ("Cunard")(6)       2              2,458       United Kingdom/
                                                             North America
Ocean Village                   1              1,610       United Kingdom
A'ROSA (5)                      1              1,590       Germany
P&O Cruises Australia (2)(3)    1              1,200       Australia
Swan Hellenic                   1                676       United Kingdom
Seabourn Cruise Line
  ("Seabourn")                  3                624       North America
Windstar Cruises
  ("Windstar")                  3                604       North America
                               --            -------
                               70            110,634
                               ==            =======

(1) In accordance with the cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

(2) CCL includes the 1,486-passenger Jubilee, which we expect to transfer to P&O Cruises Australia in the fall of 2004 and rename the Pacific Sun.

(3) One ship, the Pacific Princess, which is only included in Princess' capacity, operates on a split deployment between Princess and P&O Cruises Australia.

(4) Holland America and Princess also operate the leading tour companies in Alaska and the Canadian Yukon, Holland America Tours and Princess Tours, respectively, that primarily complement their cruise operations.

(5) A'ROSA includes the 1,590-passenger A'ROSA Blu, which we expect to transfer to AIDA in the spring of 2004 and rename the AIDA Blu. The A'ROSA brand name and its three river boats, which are not included above, are expected to be sold in the fourth quarter of 2004.

(6) Cunard includes the Caronia, which was sold in May 2003 and is chartered back for use by Cunard until November 2004.

         BASIS OF PRESENTATION

         The accompanying consolidated balance sheet at August 31, 2003, the consolidated statements of operations for the nine and three months ended August 31, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended August 31, 2003 and 2002 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our consolidated financial statements include the consolidated results of operations of Carnival Corporation for the entire nine and three month periods and Carnival plc's consolidated results of operations since April 17, 2003 (see Note 2). Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation 2002 Annual Report on Form 10-K and the Carnival plc 2002 Annual Report on Form 20-F. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Reclassifications have been made to prior period amounts to conform to the current period presentation.

         Commencing with this joint Quarterly Report on Form 10-Q, we changed the reporting format of our consolidated statements of operations to present our significant revenue sources and their directly related variable costs and expenses. In addition, we have separately identified certain ship operating expenses, such as payroll and related expenses and food costs. Our ship operating expenses are largely fixed once our ship capacity levels are determined.

NOTE 2 - DUAL LISTED COMPANY ("DLC") TRANSACTION

         On April 17, 2003, Carnival Corporation and Carnival plc completed a DLC transaction. The DLC transaction combined the businesses of Carnival Corporation and Carnival plc through a number of contracts and amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities, and each company's shares continue to be publicly traded on the New York Stock Exchange ("NYSE") for Carnival Corporation and the London Stock Exchange for Carnival plc. In addition, Carnival plc ADS's are traded on the NYSE. However, both companies operate as if they were a single economic enterprise. The contracts governing the DLC structure provide that Carnival Corporation and Carnival plc each continue to have separate boards of directors, but the boards and senior executive management of both companies are identical. The amendments to the constituent documents of each of the companies also provide that, on most matters, the holders of the common equity of both companies effectively vote as a single body. On specified matters where the interests of Carnival Corporation's shareholders may differ from the interests of Carnival plc's shareholders (a "class rights action"), each shareholder body will vote separately as a class, such as transactions primarily designed to amend or unwind the DLC structure. Generally, no class rights action will be implemented unless approved by both shareholder bodies.

         Upon the closing of the DLC transaction, Carnival Corporation and Carnival plc also executed the Equalization and Governance Agreement, which provides for the equalization of dividends and liquidation distributions based on an equalization ratio and contains provisions relating to the governance of the DLC structure. Because the current equalization ratio is 1 to 1, one Carnival plc ordinary share is entitled to the same distributions, subject to the terms of the Equalization and Governance Agreement, as one share of Carnival Corporation common stock. In a liquidation of either company or both companies, if the hypothetical potential per share liquidation distributions to each company's shareholders are not equivalent, taking into account the relative value of the two companies' assets and the indebtedness of each company, to the extent that one company has greater net assets so that any liquidation distribution to its shareholders would not be equivalent on a per share basis, the company with the ability to make a higher net distribution is required to make a payment to the other company to equalize the possible net distribution to shareholders, subject to certain exceptions.

         At the closing of the DLC transaction, Carnival plc and Carnival Corporation also executed deeds of guarantee. Under the terms of Carnival Corporation's deed of guarantee, Carnival Corporation has agreed to guarantee all indebtedness and certain other monetary obligations of Carnival plc that are incurred under agreements entered into on or after the closing date of the DLC transaction. In addition, Carnival

Corporation and Carnival plc may agree that the Carnival Corporation deed of guarantee will apply to any other indebtedness or obligations of Carnival plc, whether incurred before or after the closing of the DLC transaction. The terms of Carnival plc's deed of guarantee are identical to those of Carnival Corporation's. Each deed of guarantee provides that the creditors to whom the obligations are owed are intended third party beneficiaries of such deed of guarantee.

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

         The management of Carnival Corporation and Carnival plc ultimately agreed to enter into the DLC transaction because, among other things, the creation of Carnival Corporation & plc would result in a company with complementary well-known brands operating globally with enhanced growth opportunities, benefits of sharing best practices and generating cost savings, increased financial flexibility and access to capital markets and a DLC structure, which allows for continued participation in an investment in the global cruise industry by Carnival plc's shareholders who wish to continue to hold shares in a United Kingdom ("UK")-listed company.

         Carnival plc was the third largest cruise company in the world and operated many well-known global brands with leading positions in the UK, Germany, Australia and the United States ("U.S."). The combination of Carnival Corporation with Carnival plc under the DLC structure has been accounted for under U.S. generally accepted accounting principles ("GAAP") as an acquisition of Carnival plc by Carnival Corporation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The purchase price of $25.31 per share was based upon the average of the quoted closing market price of Carnival Corporation's shares beginning two days before and ending two days after January 8, 2003, the date the Carnival plc board agreed to enter into the DLC transaction. The number of additional shares effectively issued in the combined entity for purchase accounting purposes was
209.6 million. In addition, Carnival Corporation incurred approximately $60 million of direct acquisition costs, which have been included in the purchase price. The aggregate purchase price of $5.37 billion, computed as described above, has been preliminarily allocated to the assets and liabilities of Carnival plc as follows (in millions):

Ships                                                           $5,159
Ships under construction                                           406
Other tangible assets                                              712
Goodwill                                                         2,908
Debt                                                            (2,879)
Other liabilities                                                 (941)
                                                                ------
                                                                $5,365
                                                                ======

         We have engaged an appraisal firm to assist us in establishing the fair value of Carnival plc's cruise ships and amortizable and non-amortizable intangible assets and liabilities. However, based on the information currently available, it is not expected that the amount of separately identifiable amortizable intangible assets will be material to the Carnival Corporation & plc financial statements. Until the valuation work is completed, we will continue to assume that the fair values of ships in use and under construction are the same as their net book value at the date of acquisition. However, as noted above, we are having an appraisal performed of these cruise ships, and we believe it is possible that the fair value of some of these ships could be less than their carrying value, thus reducing depreciation expense. No assurance can be given that the preliminary fair value estimates noted above will not be materially changed as a result of these valuations or other additional information being obtained and, accordingly, the amounts preliminarily allocated to Carnival plc's opening balance sheet assets and liabilities may change, which would also change the pro forma information provided below.

         The information presented below gives pro forma effect to the DLC transaction between Carnival Corporation and Carnival plc. Management has prepared the pro forma information based upon the companies' historical financial information and, accordingly, the pro forma information should be read in conjunction with the companies' historical financial statements.

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

                                        NINE MONTHS            THREE MONTHS
                                      ENDED AUGUST 31,     ENDED AUGUST 31, 2002
                                      ----------------     ---------------------
                                      2003      2002
                                      ----      ----
                                      (in millions, except earnings per share)

Pro forma revenues                   $5,780    $5,170             $2,259
                                     ======    ======             ======
Pro forma net income (a)(b)          $  956    $1,106             $  710
                                     ======    ======             ======

Pro forma earnings per share
  Basic                               $1.20     $1.39             $ 0.89
                                      =====     =====             ======
  Diluted                             $1.19     $1.38             $ 0.89
                                      =====     =====             ======

Pro forma weighted-average
  shares outstanding
    Basic                             796.0     794.7              794.9
                                      =====     =====              =====
    Diluted                           805.6     799.6              799.4
                                      =====     =====              =====

(a) In accordance with SFAS No. 141, the above pro forma net income includes Carnival plc's costs related to its terminated Royal Caribbean transaction and the completion of the DLC transaction with Carnival Corporation, which were expensed by Carnival plc prior to April 17, 2003. If the above pro forma net income excluded these transaction costs, as required by Article 11 of the Securities and Exchange Commission Regulation S-X and as reported by us in our joint Current Report on Form 8-K, dated September 18, 2003, then the pro forma net income would have been $1.00 billion and $1.13 billion for the nine months ended August 31, 2003 and 2002, respectively, and $721 million for the three months ended August 31, 2002.

(b) The excess of purchase price over net assets acquired from Carnival plc through the DLC transaction is primarily estimated to include the value attributed to Carnival plc's goodwill and trademarks. Management believes that these trademarks have indefinite lives and, accordingly, based on SFAS No. 142, "Goodwill and Other Intangible Assets," no adjustment for pro forma amortization is required. It is not possible at this time to reasonably estimate the separate amounts attributable to identifiable intangible assets or goodwill since the measurement of these assets requires the expertise of the appraisal firm which has not yet completed its valuation work. Accordingly, the entire amount of the excess of the purchase price has currently been allocated to goodwill in the accompanying August 31, 2003 balance sheet, but is expected to be allocated between goodwill and other identifiable intangible assets such as trademarks based primarily on the appraisal firm's valuation. Since it is expected that the material intangibles that will be identified and valued will have indefinite lives, no material impact on the statement of operations is expected as a result of this presentation on the Carnival Corporation & plc balance sheet, as neither goodwill nor these indefinite lived intangibles are amortized under SFAS No. 142.

NOTE 3 - STOCK-BASED COMPENSATION

         Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, we have not recognized compensation expense for our noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Our adjusted net income and adjusted earnings per share, had we elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows (in thousands, except per share amounts):

                                         NINE MONTHS          THREE MONTHS
                                      ENDED AUGUST 31,      ENDED AUGUST 31,
                                      ----------------      ----------------
                                      2003       2002       2003       2002
                                      ----       ----       ----       ----

Net income, as reported             $988,935   $824,605    $734,261   $500,764
Stock-based compensation
  expense included in
  net income, as reported              4,694      3,869       1,565      1,292
Total stock-based compensation
  expense determined under
  the fair value-based
  method for all awards              (26,870)   (22,489)     (9,508)    (7,499)
                                    --------   --------    --------   --------
Adjusted net income for basic
  earnings per share                 966,759    805,985     726,318    494,557

Interest on zero-coupon notes          5,299                  5,299
                                    --------   --------    --------   --------
Adjusted net income for diluted
  earnings per share                $972,058   $805,985    $731,617   $494,557
                                    ========   ========    ========   ========

Earnings per share

                                         NINE MONTHS          THREE MONTHS
                                      ENDED AUGUST 31,      ENDED AUGUST 31,
                                      ----------------      ----------------
                                      2003       2002       2003       2002
                                      ----       ----       ----       ----

  Basic
    As reported                     $   1.43   $   1.41    $   0.92   $   0.85
    Adjusted                        $   1.40   $   1.37    $   0.91   $   0.84
  Diluted
    As reported                     $   1.42   $   1.40    $   0.90   $   0.85
    Adjusted                        $   1.39   $   1.37    $   0.89   $   0.84

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

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following (in thousands):

                                           AUGUST 31,          NOVEMBER 30,
                                              2003                 2002
                                              ----                 ----

Ships (a)                                 $17,857,361           $10,665,958
Ships under construction                      998,969               712,447
                                          -----------           -----------
                                           18,856,330            11,378,405
Land, buildings and improvements,
  and port facilities                         483,731               314,448
Transportation equipment and other            543,495               409,310
                                          -----------           -----------
Total property and equipment               19,883,556            12,102,163
Less accumulated depreciation and
  amortization                             (2,375,417)           (1,986,759)
                                          -----------           -----------
                                          $17,508,139           $10,115,404
                                          ===========           ===========

(a) At August 31, 2003, 8 ships with an aggregate net book value of $2.38 billion were pledged as collateral pursuant to mortgages related to $1.04 billion of debt and a $469 million contingent obligation (see Notes 5 and 7). During the quarter ended August 31, 2003, $1.04 billion of ship collateral, which was pledged against $675 million of Carnival plc debt was released as collateral in exchange for revising the maturity date of this debt and providing a Carnival Corporation guarantee (see Note 5).

         At August 31, 2003, ship costs included a preliminarily estimated fair value of approximately $5.56 billion for Carnival plc ships, which were acquired on April 17, 2003. As previously noted, this estimate will be adjusted to a final estimated fair value when the appraisals of these cruise ships are completed (see Note 2).

         Capitalized interest, primarily on our ships under construction, amounted to $38 million and $25 million for the nine months ended August 31, 2003 and 2002, respectively, and $16 million and $9 million for the three months ended August 31, 2003 and 2002, respectively.

NOTE 5 - DEBT

         Short-term borrowings consisted of unsecured fixed rate notes, bearing interest at libor plus 0.15% (1.30% weighted-average interest rate at August 31, 2003), payable to a bank through November 2003.

         Long-term debt consisted of the following (in thousands):

                                                           AUGUST 31,  NOVEMBER 30,
                                                             2003(a)      2002(a)
                                                             ----         ----
SECURED
Floating rate notes, collateralized by two ships,
bearing interest at libor plus 1.25% and libor
plus 1.29% (2.24% and 2.33% at August 31, 2003),
  due through 2015 (b)                                   $   629,596
Euro floating rate note, collateralized by one
  ship, bearing interest at euribor plus 0.5% (2.73%
  at August 31, 2003 and  4.0% at November 30, 2002),
  due through 2008                                           106,446    $  118,727
Euro fixed rate note, collateralized by one ship,
  bearing interest at 4.74%, due through 2012                178,211
Capitalized lease obligations, collateralized by
  two ships, implicit interest at 3.66%, due
  through 2005                                               114,754
Other                                                         18,971
                                                         -----------    ----------
                                                           1,047,978       118,727

UNSECURED
Fixed rate notes, bearing interest at 4.4% to 8.2%,
  due through 2028 (b)(c)                                  1,692,631       856,680
Euro floating rate notes, bearing interest at
  euribor plus 0.35% to euribor plus 1.29%
  (2.4% to 3.9% and 3.8% to 4.0% at August 31,
  2003 and November 30, 2002, respectively), due
  through 2008 (b)(d)                                      1,028,377       570,187
Euro revolving credit facilities, bearing interest
  at euribor plus 0.53% and euro libor plus 0.98%
  (2.7% to 3.2% and 3.6% at August 31, 2003 and
  November 30, 2002, respectively), due through
  2006 (b)                                                   484,322       110,190
Sterling fixed rate notes, bearing interest at 6.4%,
  due in 2012 (b)                                            331,730
Euro fixed rate notes, bearing interest at 5.57%,
  due in 2006                                                325,818       297,195
Floating rate notes, bearing interest at libor plus
  1.29% and libor plus 1.33% (2.45% and 2.67%
  at August 31, 2003), due through 2008 (b)                  271,049
Revolving credit facility, bearing interest at
  libor plus 0.17% (1.6% at November 30, 2002),
  due through 2006                                                          50,000
Other                                                         43,404        44,468
Convertible notes, bearing interest at 2%, due in
  2021, with first put option in 2005                        600,000       600,000
Zero-coupon convertible notes, net of discount,
  with a face value of $1.05 billion, due in 2021,
  with first put option in 2006 (e)                          535,734       520,944
Convertible notes, net of discount, with a face
  value of $889 million, due in 2033, with first
  put option in 2008 (f)                                     575,076
                                                          ----------
                                                           5,888,141     3,049,664
                                                          ----------    ----------
                                                           6,936,119     3,168,391
Less portion due within one year                            (299,959)     (154,633)
                                                          ----------    ----------

                                                           AUGUST 31,  NOVEMBER 30,
                                                             2003(a)      2002(a)
                                                             ----         ----
                                                          $6,636,160    $3,013,758
                                                          ==========    ==========

(a) All borrowings are in U.S. dollars unless otherwise noted. Euro and sterling denominated notes have been translated to U.S. dollars at the period-end exchange rates.

(b) At August 31, 2003, all of Carnival plc's $1.17 billion of debt was unconditionally guaranteed by P&O Princess Cruises International Limited ("POPCIL"), a 100% direct wholly-owned subsidiary of Carnival plc. POPCIL's 2002 consolidated financial statements are included in its Registration Statement on Form F-3, filed with the Securities and Exchange Commission on June 19, 2003. On June 19, 2003, POPCIL, Carnival Corporation and Carnival plc executed a deed of guarantee under which POPCIL agreed to guarantee all indebtedness and related obligations of both Carnival Corporation and Carnival plc incurred under agreements entered into after April 17, 2003, the date the DLC transaction was completed. Under this deed of guarantee, POPCIL also agreed to guarantee all other indebtedness and related obligations that Carnival Corporation and Carnival plc agreed to guarantee under their deeds of guarantee.

     Finally, in exchange for certain amendments to Carnival plc's consolidated indebtedness, which was outstanding prior to April 17, 2003, Carnival Corporation has guaranteed $2.03 billion of the Carnival plc pre-acquisition consolidated indebtedness outstanding at August 31, 2003.

(c) We have entered into interest rate swap agreements, which mature through 2010, and effectively converted $594 million ($225 million at November 30, 2002) of this fixed rate debt to floating rate debt.

(d) Euro floating rate notes in the amount of $701 million ($278 million at November 30, 2002) have been swapped into euro fixed rate notes through 2008.

(e) As of the end of the 2003 third quarter, Carnival Corporation's zero-coupon notes became convertible into Carnival Corporation common stock for the 2003 fourth quarter as a result of Carnival Corporation's common stock achieving its target conversion trigger price per share of $33.77 for the requisite period of time (see Note 10).

(f) These convertible notes, issued on April 29, 2003, are convertible into a maximum of 20.9 million shares of Carnival Corporation common stock and are guaranteed by Carnival plc and POPCIL. These notes are convertible at a conversion price of $53.11 per share, subject to adjustment, during any fiscal quarter for which the closing price of the Carnival Corporation common stock is greater than a specified trigger price for a defined duration of time in the preceding fiscal quarter. During the fiscal quarters ending from August 31, 2003 through April 29, 2008, the trigger price will be $63.73 per share. Thereafter, the $63.73 per share conversion trigger price increases each quarter based on an annual rate of 1.75%, until maturity. In addition, holders may also surrender the notes for conversion if they have been called for redemption or, for other specified occurrences, including the credit rating assigned to the notes being Baa3 or lower by Moody's Investors Service and BBB- or lower by Standard & Poor's Rating Services, as well as certain corporate transactions. The conditions for conversion of these notes were not met during the third fiscal quarter of 2003.

     These notes bear interest at 1.132% per year on the principal amount at maturity, payable in cash semi-annually in arrears, commencing October 29, 2003 through April 29, 2008. Effective April 30, 2008, these notes no longer require a cash interest payment, but interest will accrete on the principal amount of the notes at a semi-annual bond equivalent rate of 1.75% per year.

     At August 31, 2003, we were in compliance with all of our debt covenants.

     At August 31, 2003, the scheduled annual maturities of our long-term debt was as follows (in thousands):

           FISCAL
           ------
           Remaining three months of 2003      $  165,078
           2004                                   259,342
           2005                                 1,568,250(a)

           FISCAL
           ------
           2006                                 1,498,151(a)
           2007                                   442,235
           Thereafter                           3,003,063(a)
                                                ---------
                                               $6,936,119
                                               ==========

(a) Includes $600 million of our 2% convertible notes in 2005, $536 million of our zero-coupon convertible notes in 2006, and $575 million of our convertible notes in 2008, based in each case on the date of the noteholders' first put option.

NOTE 6 - COMMITMENTS

         SHIP COMMITMENTS

         A description of our ships under contract for construction at August 31, 2003 was as follows (in millions, except passenger capacity):

                       EXPECTED                                      ESTIMATED
                       SERVICE                       PASSENGER         TOTAL
BRAND AND SHIP         DATE(a)     SHIPYARD          CAPACITY         COST(b)
--------------         -------     --------          --------         -------

PRINCESS
Diamond Princess         3/04    Mitsubishi            2,670          $  535
Caribbean Princess       4/04    Fincantieri(c)        3,110             500
Sapphire Princess        5/04    Mitsubishi            2,670             535
Newbuild                 6/06    Fincantieri           3,110             500
                                                      ------           -----
  Total Princess                                      11,560           2,070(d)
                                                      ------           -----
CCL
Carnival Miracle         2/04    Masa-Yards (c)        2,124             375
Carnival Valor          12/04    Fincantieri(c)        2,974             510
Carnival Liberty         8/05    Fincantieri           2,974             460
                                                      ------           -----
  Total CCL                                            8,072           1,345
                                                      ------           -----
COSTA
Costa Fortuna           11/03    Fincantieri(e)        2,716             470
Costa Magica            11/04    Fincantieri(e)        2,716             500
                                                      ------           -----
  Total Costa                                          5,432             970
                                                      ------           -----
CUNARD
Queen Mary 2             1/04    Chantiers de
                                   l'Atlantique(c)     2,620             780
Queen Victoria           4/05    Fincantieri (c)       1,968             410
                                                      ------           -----
  Total Cunard                                         4,588           1,190
                                                      ------           -----
HOLLAND AMERICA
Westerdam                4/04    Fincantieri(c)        1,848             410
Newbuild                 2/06    Fincantieri(c)        1,848             410
                                                      ------           -----
  Total Holland America                                3,696             820
                                                      ------           -----
A'ROSA (RIVER BOAT)
Newbuild (f)             4/04    Meyer Werft             200              20
                                                      ------          ------
  Total                                               33,548          $6,415
                                                      ======          ======

(a) The expected service date is the date the ship is currently expected to begin its first revenue generating cruise.

(b) Estimated total cost of the completed ship includes the contract price with the shipyard, design and engineering fees, capitalized interest, construction oversight costs and various owner supplied items.

(c) These construction contracts are denominated in euros and have been fixed into U.S. dollars through the utilization of forward foreign currency contracts.

(d) The estimated fair value of these contracts are being evaluated by an appraisal firm as part of our accounting for the acquisition of Carnival plc and, accordingly, we believe the amounts that ultimately are recorded on our balance sheet for these ships may be lower than their estimated total cost (see Note 2).

(e) These construction contracts are denominated in euros, which is Costa's functional currency. The estimated total costs have been translated into U.S.

     dollars using the August 31, 2003 exchange rate.

(f) We have entered into a letter of intent to sell the A'ROSA river boat business, including this contractual commitment.

         In connection with our ships under contract for construction, we have paid $999 million through August 31, 2003 and anticipate paying $2.97 billion during the twelve months ending August 31, 2004 and $2.45 billion thereafter.

     OPERATING LEASES

     At August 31, 2003, minimum annual rentals for our operating leases, with initial or remaining terms in excess of one year were approximately as follows (in thousands):

     FISCAL
     Remaining three months of 2003               $ 10,000
     2004                                           36,000
     2005                                           31,000
     2006                                           21,000
     2007                                           16,000
     Thereafter                                     82,000
                                                  --------
                                                  $196,000
                                                  ========

     PORT FACILITIES AND OTHER

     At August 31, 2003 we had commitments through 2027, with initial or remaining terms in excess of one year, to pay minimum amounts for our annual usage of port facilities and other contractual commitments approximately as follows (in thousands):

     FISCAL
     Remaining three months of 2003               $ 16,000
     2004                                           46,000
     2005                                           32,000
     2006                                           33,000
     2007                                           34,000
     Thereafter                                    185,000
                                                  --------
                                                  $346,000
                                                  ========

NOTE 7 - CONTINGENCIES

         LITIGATION

         In 2002, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of travel agencies that referenced a CCL product. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the Facsimile Complaints cannot be determined at this time. We believe that we have meritorious defenses to these claims and, accordingly, we intend to vigorously defend against these actions.

         In February 2001, Holland America Line-USA, Inc. ("HAL-USA"), a Carnival Corporation wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America ships in Alaska. HAL-USA responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

         On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers and crew have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska requesting that they appear before a grand jury. One subpoena also requested the production of Holland America documents, which Holland America has produced. Holland America is also complying with a subpoena for additional documents. If the investigation results in charges being filed, a judgment could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment. The State of Alaska is separately investigating this incident. The ultimate outcome of these matters cannot be determined at this time. However, if Holland America were to lose its Glacier Bay permits we would not expect the impact on our financial statements to be material to us since we believe there are additional attractive alternative destinations in Alaska that can be substituted for Glacier Bay.

         Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is now expected that the arbitration tribunal's decision will be made in late-2004. In the event that an award is given in favor of Cammell Laird, the amount of damages, if any, which Costa would have to pay is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

         On April 23, 2003, Festival Crociere S.p.A. commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have sought leave to intervene in the Festival Action and intend to contest such action vigorously. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction.

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

         CONTINGENT OBLIGATIONS

         At August 31, 2003, we had contingent obligations totaling $1.07 billion to participants in lease out and lease back type transactions for three of our ships. At the inception of the leases, the entire amount of the contingent obligations was paid by us to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither funds nor the contingent obligations have been included on our balance sheets. We would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. In addition, we obtained a direct guarantee from another AAA rated financial institution for $294 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, we would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, we would be required to provide a standby letter of credit for $89 million, or alternatively provide mortgages in the aggregate amount of $89 million on two of Carnival Corporation's ships.

         In the unlikely event that we were to terminate the three lease agreements early or default on our obligations, we would, as of August 31, 2003 have to pay a total of $168 million in stipulated damages. As of August 31, 2003, $177 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages.

Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us. As a result of these three transactions we have $41 million and $43 million of deferred income recorded on our balance sheets as of August 31, 2003 and November 30, 2002, respectively, which is being amortized to nonoperating income through 2022. In the event we were to default under our $1.4 billion revolving credit facility, we would be required to post cash collateral to support the stipulated damages standby letters of credit.

         OTHER CONTINGENT OBLIGATIONS

         Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for indemnification is probable.

NOTE 8 - COMPREHENSIVE INCOME

         Comprehensive income was as follows (in thousands):

                                      NINE MONTHS              THREE MONTHS
                                    ENDED AUGUST 31,         ENDED AUGUST 31,
                                    ----------------         ----------------
                                    2003       2002          2003       2002
                                    ----       ----          ----       ----

Net income                        $988,935   $824,605      $734,261   $500,764
Foreign currency translation
  adjustment, net                   86,341     46,789       (77,382)    22,044
Unrealized gains (losses) on
  marketable securities, net         3,473      1,739           981     (4,541)
Changes related to cash flow
  derivative hedges                  4,392      1,787        12,970     (2,784)
                                ----------   --------      --------   --------
Total comprehensive income      $1,083,141   $874,920      $670,830   $515,483
                                ==========   ========      ========   ========

NOTE 9 - SEGMENT INFORMATION

         Our cruise segment included thirteen cruise brands since April 17, 2003, and six Carnival Corporation cruise brands from December 1, 2001 to April 16, 2003, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of the composition of our cruise revenues.

         Our other segment represents the transportation, hotel and tour operations of Holland America Tours and Princess Tours and the business to business travel agency operations of P&O Travel Ltd., the latter two since completion of the DLC transaction on April 17, 2003.

Selected segment information was as follows (in thousands):

                                    NINE MONTHS                THREE MONTHS
                                  ENDED AUGUST 31,           ENDED AUGUST 31,
                              ---------------------      -----------------------
                              2003(a)    2002(a)(b)      2003(a)      2002(a)(b)
                              -------    ----------      -------      ----------

  Revenues
    Cruise                 $4,674,164     3,218,481    $2,329,653    $1,342,113
    Other                     303,125       158,902       257,332       125,407
    Intersegment
      elimination             (76,038)      (33,356)      (63,245)      (26,933)
                           ----------    ----------    ----------    ----------
                           $4,901,251    $3,344,027    $2,523,740    $1,440,587
                           ==========    ==========    ==========    ==========

  Operating income (loss)
    Cruise                 $1,085,236    $  856,468    $  763,353    $  469,866
    Other                      23,647        (1,821)       45,378        18,558
                           ----------    ----------    ----------    ----------
                           $1,108,883    $  854,647    $  808,731    $  488,424
                           ==========    ==========    ==========    ==========

(a) Other revenues included revenues for the cruise portion of a tour, when a cruise is sold as part of a tour package and billings by Holland America Tours and Princess Tours to some of our cruise brands for providing shore excursion and port hospitality services to cruise passengers. These intersegment revenues are eliminated from other revenues in the line "Intersegment elimination."

(b) Revenue amounts in 2002 have been reclassified to conform to the 2003 presentation. In addition, in 2003 we commenced allocating all corporate expenses to our cruise segment. Accordingly, the 2002 presentation has been restated to allocate the previously unallocated 2002 corporate expenses to our cruise segment.

         In addition, at August 31, 2003, substantially all of our assets are included within our cruise segment.

NOTE 10 - EARNINGS PER SHARE

         Our basic and diluted earnings per share were computed as follows (in thousands, except per share data):

                                   NINE MONTHS ENDED         THREE MONTHS ENDED
                                        AUGUST 31,                AUGUST 31,
                                   -----------------         ------------------
                                    2003       2002           2003       2002
                                    ----       ----           ----       ----

Net income                       $988,935    $824,605      $734,261  $500,764
Interest on zero-coupon notes       5,299                     5,299
                                 --------    --------      --------  --------
Net income for diluted earnings
  per share                      $994,234    $824,605      $739,560  $500,764
                                 ========    ========      ========  ========

Weighted-average common shares
  outstanding                     690,949     586,496       797,015   586,672
Dilutive effect of zero-coupon
  notes                             5,800                    17,400
Dilutive effect of stock plans      1,947       1,621         3,776     1,245
                                 --------    --------      --------  --------
Diluted weighted-average shares
  outstanding                     698,696     588,117       818,191   587,917
                                 ========    ========      ========  ========

Basic earnings per share            $1.43       $1.41         $0.92     $0.85
                                    =====       =====         =====     =====
Diluted earnings per share          $1.42       $1.40         $0.90     $0.85
                                    =====       =====         =====     =====

         The weighted-average common shares outstanding for the nine months ended August 31, 2003 includes the pro rata Carnival plc shares since April 17, 2003.

         If Carnival Corporation's common stock price reaches specified targeted levels for a defined duration of time within a completed quarter, then, under the terms of various classes of Carnival Corporation's convertible debt securities (each having its own target prices), such classes of debt securities will become convertible for the next succeeding quarter, and the shares of Carnival Corporation common stock into which those debt securities become convertible will be considered outstanding for the most recently completed quarter's diluted earnings per share computation, if dilutive.

         Carnival Corporation's common stock price reached $33.77 per share for a defined duration of time during the three months ended August 31, 2003 and, therefore, its zero-coupon notes are convertible into Carnival Corporation common stock during its 2003 fourth quarter at a conversion price of $30.70 per share. Accordingly, the diluted earnings per share computation included an adjustment to increase net income for the imputed interest expense recorded on these zero-coupon notes and the diluted weighted-average shares outstanding for the nine and three months ended August 31, 2003 included the weighted-average of the 17.4 million shares that can be converted at the noteholders' option.

         Our diluted earnings per share computation for the nine and three months ended August 31, 2003 did not include a maximum of 36.2 million (32.7 million in 2002) shares of Carnival Corporation common stock issuable upon conversion of its convertible debt, as this common stock was not issuable under the contingent conversion provisions of these debt instruments.

         Options to purchase 3.1 million and 6.1 million shares for the three months ended August 31, 2003 and 2002, respectively, and 7.4 million and 5.2 million for the nine months ended August 31, 2003 and 2002, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENT

         In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires consolidation of variable interest entities ("VIE's") by the "primary beneficiary", as defined, if certain criteria are met. FIN No. 46 is effective immediately for VIE's created or acquired after January 31, 2003. For pre-existing VIE's, disclosure requirements are effective immediately and consolidation provisions are effective for our 2004 first quarter. In accordance with FIN No. 46, we have determined that we are carrying an investment, initially made in April 2001, in a ship repair facility that is a VIE. Although we use this facility for some of our ship repair work, we are not a "primary beneficiary" and, accordingly, this investment will not be consolidated in our financial statements. At August 31, 2003, our interest in this VIE, which is also our maximum exposure to loss, was $41 million.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

         Some of the statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this joint Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to Carnival Corporation & plc, including some statements concerning future results, plans, outlook, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many, but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

         Because forward-looking statements involve risks and uncertainties, there are many factors that could cause Carnival Corporation & plc's actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, costs per available lower berth day, estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

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

     - the international political and economic climate, armed conflicts, terrorist attacks, availability of air service and other world events and adverse publicity, and their impact on the demand for cruises;

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

     - the impact of changes in operating and financing costs, including changes in foreign currency and interest rates and fuel, food, payroll, insurance and security costs;

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

     -   weather patterns or natural disasters; and

     - the ability of a small group of shareholders to effectively control the outcome of shareholder voting.

         Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this joint Quarterly Report on Form 10-Q, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

RESULTS OF OPERATIONS

         We earn our cruise revenues primarily from the following:

     - sales of passenger cruise tickets and, in some cases, the sale of air and other transportation to and from our ships. The cruise ticket price includes accommodations, meals, entertainment and many onboard activities, and

     - the sale of goods and/or services on board our ships, which include bar and beverage sales, casino gaming, shore excursions, gift shop and spa sales, photo and art sales and pre-and post cruise land packages. These onboard activities are either performed directly by us or by independent concessionaires, from which we receive a percentage of their revenues.

         We incur cruise operating costs and expenses for the following:

     - the costs of passenger cruise tickets which represent costs that vary directly with passenger cruise ticket revenues, and include travel agent commissions, air and other travel related costs and credit card fees,

     - onboard and other cruise costs which represent costs that vary directly with onboard and other revenues, and include the costs of liquor and beverages, costs of tangible goods sold from our gift, photo and art auction activities, pre-and post cruise land packages and credit card fees. Concession revenues do not have any significant amount of costs associated with them, as the costs and services incurred for these activities are provided by our concessionaires,

     - payroll and related costs which represent costs for all our shipboard personnel, including deck and engine officers and crew and hotel and administrative employees,

     -   food costs which include both our passenger and crew food costs, and

     - other ship operating costs which include fuel, repairs and maintenance, port charges, insurance, entertainment and all other shipboard operating costs and expenses.

         We do not allocate payroll and related costs, food costs or other ship operating costs to the passenger cruise ticket costs or to onboard and other cruise costs since they are incurred to support the total cruise experience and do not vary significantly with passenger levels.

         For segment information related to our revenues and operating income see Note 9 in the accompanying financial statements. Operations data expressed as a percentage of total revenues and selected statistical information were as follows(a):

                                    NINE MONTHS ENDED     THREE MONTHS ENDED
                                        AUGUST 31,             AUGUST 31,
                                    -----------------     ------------------
                                     2003      2002         2003      2002
                                     ----      ----         ----      ----

REVENUES
  Cruise
    Passenger tickets                74.9%     76.3%        73.8%     75.6%
    Onboard and other                20.5      19.9         18.5      17.6
  Other                               4.6       3.8          7.7       6.8
                                    -----     -----        -----     -----
                                    100.0     100.0        100.0     100.0

COSTS AND EXPENSES
  Operating
    Cruise
      Passenger tickets              15.2      15.2         14.3      13.7
      Onboard and other               3.2       2.5          3.3       2.5
      Payroll and related            10.6      10.1          8.6       8.1
      Food                            5.6       5.7          4.7       4.8
      Other ship operating           17.6      15.8         14.6      13.8
    Other                             3.4       2.9          5.2       4.7
                                    -----     -----        -----     -----
  Total                              55.6      52.2         50.7      47.6
  Selling and administrative         13.3      13.2         10.3      10.2
  Depreciation and amortization       8.5       8.4          7.0       6.9
  Impairment charge                             0.6                    1.4
                                    -----     -----        -----     -----
OPERATING INCOME                     22.6      25.6         32.0      33.9
NONOPERATING EXPENSE, NET            (2.0)     (2.0)        (1.8)     (1.1)
                                    -----     -----        -----     -----
INCOME BEFORE INCOME TAXES           20.6      23.6         30.2      32.8
INCOME TAX (EXPENSE) BENEFIT, NET     (.4)      1.1         (1.1)      2.0
                                    -----     -----        -----     -----
NET INCOME                           20.2%     24.7%        29.1%     34.8%
                                    =====     =====        =====     =====

SELECTED STATISTICAL INFORMATION

  Passengers carried (in thousands) 3,769     2,640        1,629     1,036
  Occupancy percentage (b)          104.4%    106.3%       109.8%    113.7%

(a) The information presented above includes the results of Carnival plc since April 17, 2003. Accordingly, the information for periods prior to April 17, 2003 is not comparable to subsequent periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for additional discussion of pro forma results.

(b) In accordance with cruise industry practice, occupancy percentage is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.

GENERAL

         Our cruise and other operations experience varying degrees of seasonality. Our revenue from the sale of passenger tickets for our cruise operations is seasonal, with the third quarter being the strongest. The consolidation of Carnival plc has caused our third quarter results to be slightly more seasonal than we have recently experienced. Revenues from our Holland America Tours and Princess Tours units are highly seasonal, with a vast majority of those revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

         The Carnival Corporation available lower berth day ("ALBD") capacity, excluding Carnival plc, is currently expected to increase by 18.0% in the fourth quarter of fiscal 2003, as compared to the same period of fiscal 2002. Assuming that the DLC transaction was completed and Carnival plc was consolidated for the full period in 2002, our ALBD capacity is currently expected to increase 19.2% in the fourth quarter of fiscal 2003, as compared to pro forma ALBD for the same period of fiscal 2002.

         The year over year percentage increases in Carnival Corporation & plc's ALBD capacity for fiscal 2004(versus fiscal 2003 pro forma ALBD), 2005 and 2006, resulting primarily from new ships entering service, is currently expected to be 17.6%, 9.7% and 4.3%, respectively.

         For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Carnival Corporation 2002 Annual Report on Form 10-K.

INCOME TAXES

         On August 26, 2003, final regulations under Section 883 of the Internal Revenue Code were published in the Federal Register. Section 883 is the primary provision upon which we rely to exempt certain of our international ship operation earnings from U.S. income taxes.

         The final regulations list elements of income that are not considered to be incidental to ship operations and, to the extent earned within the U.S., are subject to U.S. income tax. Among the items identified in the final regulations are income from the sale of air and other transportation, shore excursions and pre-and post cruise land packages.

         These rules will first be effective for our 2004 fiscal year. Although we are still in the process of analyzing the impact of these new rules on our operations, based upon our preliminary analysis, we currently estimate that their application will reduce our 2004 earnings per share by approximately $0.02 to $0.03.


OUTLOOK FOR REMAINDER OF FISCAL 2003

         On September 18, 2003, in our press release announcing third quarter 2003 earnings, we said that our estimates for earnings per share for the fourth quarter of 2003 are expected to be in the range of $0.24 to $0.28. We also continued to note that because the booking curve remains very close to sailing, the forecasting of future results is less predictable than in prior years.

NINE MONTHS ENDED AUGUST 31, 2003 ("2003") COMPARED TO NINE MONTHS ENDED AUGUST 31, 2002 ("2002")

         Given that our reported results for 2003 include the results of Carnival plc for only a portion of this year and none of last year, where one or both of the periods we compare includes periods prior to the completion of the DLC transaction, we believe that the most meaningful presentation of our operating performance measures is on a pro forma basis, which reflects the results of both Carnival Corporation and Carnival plc for the entirety of any such periods. Accordingly, we have disclosed pro forma information, as well as the required historical information, in the discussion of our results of operations. The pro forma financial information for all relevant periods has been prepared in accordance with Article 11 of Regulation S-X.

         REVENUES

         Cruise revenues increased $1.46 billion, or 45.2%, to $4.67 billion in 2003 from $3.22 billion in 2002. Approximately $1.10 billion of our cruise revenue increase was due to the consolidation of Carnival plc and $359 million (an 11.1% increase over 2002) was due to increased revenues from Carnival Corporation's cruise brands.

Carnival Corporation's increase in cruise revenues resulted primarily from a 17.0% increase in its standalone ALBD capacity in 2003 compared to 2002, partially offset by lower cruise ticket prices and, to a lesser extent, a reduced number of passengers purchasing air transportation from us.

         Included in onboard and other revenues were concession revenues of $128 million in 2003 and $101 million in 2002.

         Our pro forma ALBD capacity increase was 16.8% in 2003 compared to 2002. Pro forma gross revenue yields (gross revenue per ALBD) declined 3.4% (historical declined 1.6%) in 2003 compared to 2002 primarily for the same reasons as the decline in net revenue yields discussed below. Pro forma net revenue yields declined 2.9% (historical declined 2.6%) in 2003 compared to 2002 largely because of lower cruise ticket prices and, to a lesser extent, lower occupancy levels. Our revenue yields were adversely affected by consumer concerns about travel during the period leading up to the war with Iraq and its eventual outbreak, along with the uncertain world economy.

         Other non-cruise revenues increased $102 million, or 80.9%, to $227 million in 2003 from $125 million in 2002 due to the consolidation of Princess Tours and P&O Travel.

         COSTS AND EXPENSES

         Total cruise operating expenses increased $912 million, or 55.2%, in 2003 compared to 2002. Approximately $615 million of our increase was due to the consolidation of Carnival plc, and the remaining $297 million (an 18.0% increase over 2002) of the increase was from Carnival Corporation. Carnival Corporation's increase was primarily a result of the impact of the 17.0% increase in its ALBD capacity. In addition, higher fuel prices added approximately $48 million of additional expenses in 2003 compared to 2002. Finally, the increase in each of the individual cruise operating expenses was primarily a result of the same factors as discussed above. Pro forma cruise operating expenses increased $506 million, or 19.1%, to $3.16 billion in 2003 from $2.65 billion in 2002 primarily as a result of the 16.8% increase in pro forma ALBD capacity and higher fuel costs.

         Other non-cruise operating expenses increased $68 million, or 70.9%, to $165 million in 2003 from $97 million in 2002 due to the consolidation of Princess Tours and P&O Travel.

         Cruise selling and administrative expenses increased $203 million, or 48.5%, to $622 million in 2003 from $419 million in 2002. Approximately $144 million of our increase was due to the consolidation of Carnival plc and the remaining $59 million (a 14.1% increase over 2002) of the increase was from Carnival Corporation, which was primarily due to the 17.0% increase in ALBD capacity. Pro forma cruise selling and administrative expenses, excluding Carnival plc DLC transaction expenses, increased $127 million, or 19.2%, to $785 million from $659 million in 2002, primarily as a result of the 16.8% increase in pro forma ALBD capacity, as well as approximately $20 million of major marketing, promotion and other costs related to the introduction of four ships by Carnival plc, partially offset by the benefits of scale and some synergy savings.

         Pro forma gross cruise costs per ALBD increased by 2.0% (historical increased 4.3%) in 2003 compared to 2002. Pro forma net cruise costs per ALBD increased 5.3% (historical increased 4.8%) in 2003 compared to 2002. Pro forma gross and net cruise costs per ALBD in 2003 compared to 2002 were higher largely because of higher fuel costs.

         Depreciation and amortization increased by $136 million, or 48.2%, to $417 million in 2003 from $281 million in 2002. This increase was primarily from the consolidation of Carnival plc, which accounted for approximately $81 million of the increase. The majority of the remaining increase was a result of the expansion of the Carnival Corporation fleet and ship improvement expenditures. Pro forma depreciation and amortization expense increased by $88 million, or 21.8%, to $491 million from $403 million largely due to the expansion of the pro forma combined fleet and ship improvement expenditures.

         NONOPERATING (EXPENSE) INCOME

         Interest expense, net of interest income and excluding capitalized interest, increased to $147 million in 2003 from $87 million in 2002, or $60 million, which increase was comprised primarily of an $82 million increase in interest expense from our increased level of average borrowings, partially offset by a $27 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily a result of our consolidation of Carnival plc's debt (see Note 5 in the accompanying financial statements).

         Other income was $9 million in 2003, which was primarily comprised of $19 million from net insurance proceeds, $10 million as a result of Windstar's Wind Song casualty loss and $9 million as a reimbursement of expenses incurred in prior years, less $13 million related to a DLC litigation matter.

THREE MONTHS ENDED AUGUST 31, 2003 ("2003") COMPARED TO THREE MONTHS ENDED AUGUST 31, 2002 ("2002")

         REVENUES

         Cruise revenues increased $988 million, or 73.6%, to $2.33 billion in 2003 from $1.34 billion in 2002. Approximately $814 million of our cruise revenue increase was due to the consolidation of Carnival plc and $174 million (a 13.0% increase over 2002) was due to increased revenues from Carnival Corporation's cruise brands. Carnival Corporation's increase in cruise revenue resulted primarily from a 19.6% increase in its standalone ALBD capacity in 2003 compared to 2002, partially offset by lower cruise ticket prices.

         Included in onboard and other revenues were concession revenues of $53 million in 2003 and $37 million in 2002.

         Our ALBD capacity increase was 18.4% in 2003 compared to pro forma 2002. Pro forma gross revenue yields declined 4.2% (historical declined 3.3%) in 2003 compared to 2002 primarily for the same reason as the decline in net revenue yields discussed below. Pro forma net revenue yields declined 3.4% (historical declined 5.2%) in 2003 compared to 2002 primarily because of lower cruise ticket prices.

         Other non-cruise revenues increased $96 million, or 97.1%, to $194 million in 2003 from $98 million in 2002 due to the consolidation of Princess Tours and P&O Travel.

         COSTS AND EXPENSES

         Total cruise operating expenses increased $531 million, or 85.9%, in 2003 compared to 2002. Approximately, $427 million of our increase was due to the consolidation of Carnival plc, and the remaining $104 million (a 16.7% increase over 2002) of the increase was from Carnival Corporation. Carnival Corporation's increase was primarily a result of the impact of the 19.6% increase in its ALBD capacity. In addition, higher fuel prices added approximately $9 million of additional expenses in 2003 compared to 2002. Finally, the increase in each of the individual cruise operating expenses was primarily a result of the same factors as discussed above. Pro forma cruise operating expenses increased $160 million, or 16.2%, to $1.15 billion in 2003 from $989 million in 2002 primarily as a result of the 18.4% increase in pro forma ALBD capacity and higher fuel costs.

         Other non-cruise operating expenses increased $63 million, or 93.6% to $131 million in 2003 from $68 million in 2002 due to the consolidation of Princess Tours and P&O Travel.

         Cruise selling and administrative expenses increased $109 million, or 77.9%, to $250 million in 2003 from $140 million in 2002. Approximately $91 million of our increase was due to the consolidation of Carnival plc and the remaining $18 million (a 12.7% increase over 2002) of the increase was from Carnival Corporation, which was primarily due to the 19.6% increase in ALBD capacity. Pro forma cruise selling and administrative expenses, excluding Carnival plc DLC transaction expenses, increased $25 million, or 11.1%, to $250 million from $225 million in pro forma 2002, primarily as a result of the 18.4% increase in pro forma ALBD capacity, partially offset by some synergy savings.

         Pro forma gross cruise costs per ALBD decreased 2.7% in 2003 (historical increased 2.7%) compared to 2002, while pro forma net cruise costs were down 0.2% (historical increased 1.3%). Pro forma gross and net cruise costs per ALBD in 2003 compared to 2002 were down primarily due to the realization of some DLC synergy savings, as well as benefits of scale of the 18.4% pro forma ALBD increase, which offset higher fuel and insurance costs.

         Depreciation and amortization increased by $77 million, or 77.4%, to $176 million in 2003 from $99 million in 2002. This increase was primarily from the consolidation of Carnival plc, which accounted for approximately $55 million of the increase. The majority of the remaining increase was a result of the expansion of the Carnival Corporation fleet and ship improvement expenditures. Depreciation and amortization expense increased by $32 million, or 22.6%, to $176 million in 2003 from $143 million in pro forma 2002 largely due to the expansion of the pro forma combined fleet and ship improvement expenditures.

         In the third quarter of 2002, we reduced the carrying value of one of our ships by recording an impairment charge of $20 million.

         NONOPERATING (EXPENSE) INCOME

         Interest expense, net of interest income and excluding capitalized interest, increased to $67 million in 2003 from $28 million in 2002, or $39 million, which increase was comprised primarily of a $53 million increase in interest expense from our increased level of average borrowings, partially offset by an $18 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily due to the consolidation of Carnival plc's debt.

         The $57 million increase in our income tax provision, net, in 2003 compared to 2002 was primarily due to the income tax benefit recognized in 2002 for approximately $34 million, which was recorded by Costa as a result of an Italian investment incentive, and the consolidation of Carnival plc.


LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF CASH

         Our business provided $1.40 billion of net cash from operations during the nine months ended August 31, 2003, an increase of $227 million, or 19.4%, compared to the nine months ended August 31, 2002 primarily due to the consolidation of Carnival plc.

         During the nine months ended August 31, 2003, our net expenditures for capital projects were $1.90 billion, of which $1.70 billion was spent for our ongoing shipbuilding program. The $200 million of nonshipbuilding capital expenditures consisted primarily of ship refurbishments, Alaska tour assets, cruise port facility developments and information technology assets. In addition, we received $141 million from Carnival plc's existing cash balances upon its acquisition, net of acquisition costs.

         During the nine months ended August 31, 2003, we issued convertible notes for gross proceeds of $575 million for general corporate purposes, including financing our shipbuilding program and other capital expenditures. We also borrowed $568 million under Costa's and POPCIL's revolving credit facilities and $65 million of net borrowings under our short-term loan agreements. Finally, we borrowed $335 million under Carnival plc's previously committed finance facility to finance the acquisition of the Island Princess in June 2003. In addition, we made principal repayments of $663 million, which included $50 million under our $1.4 billion revolver, $552 million on Costa's and POPCIL's revolving credit facilities and $61 million on other debt. We also paid cash dividends of $207 million in the first nine months of fiscal 2003.

         FUTURE COMMITMENTS AND FUNDING SOURCES

         Our contractual cash obligations, with initial or remaining terms in excess of one year, and contingent obligations at August 31, 2003 compared to November 30, 2002 changed significantly because of the consolidation of Carnival plc. At August 31, 2003, the Carnival Corporation & plc outstanding debt was $7.00 billion, of which $365 million is due in one year. In addition, we had non-cancelable shipbuilding commitments for 13 new cruise ships and one river boat due over the next three years of approximately $6.42 billion, of which $2.97 billion is due in the twelve months ending August 31, 2004. See Notes 5, 6 and 7 in the accompanying financial statements for our debt, shipbuilding and other commitments and contingent obligations as of August 31, 2003.

         At August 31, 2003, we had liquidity of $3.69 billion, which consisted of $1.05 billion of cash, cash equivalents and short-term investments, $1.90 billion available for borrowing under our $2.39 billion of revolving credit facilities obtained through a group of banks and $736 million under committed ship financing arrangements. Our revolving credit facilities mature in 2005 with respect to $710 million, and in 2006 with respect to $1.68 billion. A key to our access to liquidity is the maintenance of our strong long-term credit ratings.

         We believe that our liquidity, including cash and committed financings, and cash flows from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, those noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure financing from banks or through the offering of debt and/or equity securities in the public or private markets. No assurance can be given, however, that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

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

         At August 31, 2003, we had foreign currency swap transactions to sell 137 million of sterling forward in exchange for $200 million. This derivative has been designated as a hedge of our sterling denominated net investments and is designed to mitigate a portion of our foreign currency exchange rate risk.

         Finally, our higher level of debt resulting from the DLC transaction increases our exposure to interest rate movements. At August 31, 2003, the fixed and variable interest rate portions of our debt, after the effect of our designated interest rate swaps, was 65% and 35%, respectively, and our debt was denominated 65% in U.S. dollars, 30% in euros and 5% in sterling.

OFF-BALANCE SHEET ARRANGEMENTS

         We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial statements.

HISTORICAL GAAP RECONCILING INFORMATION

Gross and net revenue yields were computed as follows (1):

                                NINE MONTHS ENDED        THREE MONTHS ENDED
                                     AUGUST 31,                AUGUST 31,
                                -----------------        ------------------
                                  2003       2002           2003       2002
                                  ----       ----           ----       ----
                                         (in thousands, except yields)

Cruise revenues
  Passenger tickets           $3,671,039   $2,552,846    $1,863,185  $1,089,331
  Onboard and other            1,003,125      665,635       466,468     252,782
Gross cruise revenues          4,674,164    3,218,481     2,329,653   1,342,113
Less cruise costs
  Passenger tickets             (747,323)    (508,569)     (361,268)   (197,426)
  Onboard and other             (154,806)     (85,335)      (82,531)    (35,891)
                              ----------   ----------    ----------  ----------
Net cruise revenues           $3,772,035   $2,624,577    $1,885,854  $1,108,796
                              ==========   ==========    ==========  ==========

ALBDs(2)                          23,381       15,842         9,915       5,524
                              ==========   ==========    ==========  ==========
Gross revenue yields (3)      $   199.91   $   203.16    $   234.96  $   242.96
                              ==========   ==========    ==========  ==========
Net revenue yields (4)        $   161.32   $   165.67    $   190.20  $   200.72
                              ==========   ==========    ==========  ==========

Gross and net cruise costs per ALBD were computed as follows (1):

                                NINE MONTHS ENDED        THREE MONTHS ENDED
                                     AUGUST 31,                AUGUST 31,
                                -----------------        ------------------
                                  2003       2002           2003       2002
                                  ----       ----           ----       ----
                                    (in thousands, except costs per ALBD)

Cruise operating expenses     $2,562,134   $1,650,488    $1,148,938  $  618,162
Cruise selling and
  administrative expenses        622,438      419,102       249,522     140,249
                              ----------   ----------    ----------  ----------
Gross cruise costs             3,184,572    2,069,590     1,398,460     758,411
Less cruise costs
  Passenger tickets             (747,323)    (508,569)     (361,268)   (197,426)
  Onboard and other             (154,806)     (85,335)      (82,531)    (35,891)
                              ----------   ----------    ----------  ----------
Net cruise costs              $2,282,443   $1,475,686    $  954,661  $  525,094
                              ==========   ==========    ==========  ==========

ALBDs(2)                          23,381       15,842         9,915       5,524
                              ==========   ==========    ==========  ==========
Gross cruise costs
  per ALBD (5)                $   136.20   $   130.64    $   141.04  $   137.29
                              ==========   ==========    ==========  ==========
Net cruise costs per
  ALBD (6)                    $    97.62   $    93.15    $    96.28  $    95.06
                              ==========   ==========    ==========  ==========

PRO FORMA GAAP RECONCILING INFORMATION

         Pro forma gross and net revenue yields, assuming that the DLC transaction was completed and Carnival plc was consolidated for the full periods noted below, would have been computed as follows (1)(7):


                                     NINE MONTHS ENDED        THREE MONTHS ENDED
                                        AUGUST 31,              AUGUST 31, 2002
                                        ----------              ---------------
                                    2003         2002
                                    ----         ----
                                           (in thousands, except yields)

Cruise revenues
  Passenger tickets             $4,364,453    $3,905,987           $1,674,519
  Onboard and other              1,182,472     1,010,784              380,515
                                ----------    ----------           ----------
Gross cruise revenues            5,546,925     4,916,771            2,055,034
Less cruise costs
  Passenger tickets               (953,511)     (870,638)            (339,224)
  Onboard and other               (205,183)     (176,795)             (66,838)
                                ----------    ----------           ----------
Net cruise revenues             $4,388,231    $3,869,338           $1,648,972
                                ==========    ==========           ==========

ALBDs (2)                           27,625        23,648                8,375
                                ==========    ==========           ==========
Gross revenue yields (3)        $   200.79    $   207.91           $   245.38
                                ==========    ==========           ==========
Net revenue yields (4)          $   158.85    $   163.62           $   196.89
                                ==========    ==========           ==========

Pro forma gross and net cruise costs per ALBD would have been computed as follows (1)(7):

                                     NINE MONTHS ENDED        THREE MONTHS ENDED
                                        AUGUST 31,              AUGUST 31, 2002
                                        ----------              ---------------
                                    2003         2002
                                    ----         ----
                                       (in thousands, except costs per ALBD)

Cruise operating expenses       $3,156,468    $2,650,221           $  989,030
Cruise selling and
  administrative expenses          785,282       658,757              225,310
                                ----------    ----------           ----------
Gross cruise costs               3,941,750     3,308,978           $1,214,340
Less cruise costs
  Passenger tickets               (953,511)     (870,638)            (339,224)
     Onboard and other            (205,183)     (176,795)             (66,838)
                                ----------    ----------           ----------
Net cruise costs                $2,783,056    $2,261,545           $  808,278
                                ==========    ==========           ==========

ALBDs(2)                            27,625        23,648                8,375
                                ==========    ==========           ==========
Gross cruise costs
  per ALBD (5)                  $   142.69    $   139.93           $   145.00
                                ==========    ==========           ==========
Net cruise costs per
  ALBD (6)                      $   100.74    $    95.63           $    96.51
                                ==========    ==========           ==========

For additional information related to our pro forma consolidated statements of operations and pro forma net cruise revenues and net cruise costs, refer to our joint Current Report on Form 8-K, filed with the SEC on September 18, 2003.

(1) We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's pricing performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use net cruise revenues rather than gross cruise revenues. We believe that "net cruise revenues" is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues we received net of its most significant variable costs (travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues). Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined.

     Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control costs. In calculating this measure, we deduct the same variable costs as described above, which are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in the non-GAAP financial cost measure described above because these variable costs are directly associated with the revenues we earn.

(2) Represent the total passenger capacity for the period, assuming two passengers per cabin, that we offer for sale, which is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

(3)  Represent gross cruise revenues divided by ALBDs.

(4)  Represent net cruise revenues divided by ALBDs.

(5)  Represent gross cruise costs divided by ALBDs.

(6)  Represent net cruise costs divided by ALBDs.

(7) For additional information related to the pro forma statements of operations see Note 2 in the accompanying financial statements.


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

         Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated the disclosure controls and procedures of Carnival Corporation & plc and have concluded, as of August 31, 2003 that they are effective within the reasonable assurance threshold described above.

         CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

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


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Three actions referred to as the Facsimile Complaints were previously reported in the Carnival Corporation Annual Report on Form 10-K for the year ended November 30, 2002. One of the Facsimile Complaints, filed by Andrew Syrett, has been settled. On

September 12, 2003, the court approved the settlement pursuant to which CCL will issue coupons for a two category cabin upgrade within the same type of cabin to approximately 5,800 class members.

         On another Facsimile Complaint, filed by Mary Pelt, the court entered a discovery scheduling order on August 20, 2003 that limited discovery to class certification issues and scheduled a hearing on class certification for May 7, 2004.

         A purported class action complaint filed against Princess in the Los Angeles County Superior Court alleging that Princess inappropriately assessed its passengers with certain port charges in addition to their cruise fare was previously reported in our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003. The plaintiffs second attempt to bring a motion for class certification was barred by the trial court. A trial date has been set for early 2004.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 15, 2003, the indenture for Carnival plc's $284,750,000 7.30% Notes Due 2007 and $192,000,000 7.875% Debentures Due 2027 (the "PLC Public Notes") was amended with the consent of the holders to reflect the implementation of the DLC structure and the principle that Carnival Corporation and Carnival plc operate as a single economic enterprise. The amendments include: (1) amending the negative covenants to apply to Carnival Corporation & plc on a consolidated basis; (2) clarifying that the delivery of Carnival Corporation & plc financial information would satisfy the reporting requirements; (3) an amendment so that all accounting terms not otherwise defined in the indenture have the meanings given to them by U.S. GAAP, rather than UK GAAP; (4) the addition of a covenant requiring Carnival Corporation to pay additional amounts to holders of the PLC Public Notes as a result of specified Panamanian taxes, if imposed; (5) an amendment to the covenant regarding merger, consolidation and sale of assets to permit a merger or consolidation with, or sale or other disposition of assets to, Carnival Corporation without complying with the jurisdiction of incorporation restriction, if certain conditions are satisfied; and (6) amendments to the events of default to reflect the financial position of Carnival Corporation & plc. In addition, Carnival Corporation guaranteed Carnival plc's obligations under the indenture and the PLC Public Notes on an unsubordinated, unsecured basis in return for consents to the amendments to the indenture.

         On June 19, 2003, POPCIL guaranteed Carnival Corporation's obligations under its Senior Convertible Debentures due 2033 on an unsubordinated, unsecured basis. The guarantee was issued under the POPCIL deed of guarantee, which it executed with Carnival plc and Carnival Corporation on June 19, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         All of the proposals voted on at the Carnival Corporation annual shareholders meeting and the Carnival plc annual general meeting were joint electorate actions. Other than (i) the approval of disapplication of preemption rights for Carnival plc shares which was required to be approved by 75% of the combined votes cast at both meetings and (ii) the shareholder proposal which was not approved, all proposals were considered ordinary resolutions approved by a majority of the combined votes cast at both the meetings.

CARNIVAL CORPORATION

         The annual meeting of Carnival Corporation shareholders was held on June 23, 2003 (the "Annual Meeting"). On all matters which came before the Annual Meeting, holders of Carnival Corporation common stock were entitled to one vote for each share held. Proxies for 493,198,239 of the 628,662,298 shares of common stock entitled to vote were received in connection with the Annual Meeting.

         The following table sets forth the matters which were submitted to Carnival Corporation's shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.


Election of Directors
                                                        Withhold
     Nominee                           For            Authority

     Micky Arison                  464,424,908       28,772,634
     Howard S. Frank               465,089,576       28,107,966
     Robert H. Dickinson           464,416,815       28,780,727
     Pier Luigi Foschi             465,087,623       28,109,919
     A. Kirk Lanterman             464,997,854       28,199,688
     Richard G. Capen, Jr.         464,404,882       28,792,660
     Arnold W. Donald              464,349,713       28,847,829
     Modesto A. Maidique           465,075,966       28,121,576
     Baroness Hogg                 488,836,017        4,361,525
     Sir John Parker               488,832,266        4,365,276
     Peter Ratcliffe               465,089,794       28,107,748
     Stuart Subotnick              465,079,657       28,117,885
     Uzi Zucker                    465,068,380       28,129,162

                                                                    Broker
                                                       Refrain/       Non-
Other Matters                     For     Against      Abstain       Votes

To consider and approve the
amended and restated
Carnival Corporation 2002
Stock Plan                 449,664,534   35,386,381   8,146,621        703

To ratify the selection
of PricewaterhouseCoopers
LLP as independent
certified public
accountants for Carnival
Corporation                459,117,548   26,369,856   7,710,835          0

To appoint Pricewaterhouse-
Coopers LLP as
independent auditors
for Carnival plc           458,808,732   26,672,163   7,717,344          0

To authorize the audit
committee of Carnival
plc to agree the
remuneration of the
independent auditors       456,606,796   28,515,631   8,075,810          2

To receive the accounts and
reports for P&O Princess
Cruises plc (now called
Carnival plc) for the
year ended December 31,
2002                       485,370,642      103,380   7,724,217          0

To approve the directors'
remuneration report of
P&O Princess Cruises plc
(now called Carnival plc)  482,882,245    2,046,326   8,269,668          0

To approve limits on the
authority to allot shares
by Carnival plc            450,165,004    2,105,393   7,783,038  33,144,804

To approve the disapplica-
tion of preemption rights
for Carnival plc shares    447,864,880    4,299,216   7,889,338  33,144,805

To approve the shareholder
proposal authorizing the
board of directors to take
the measures necessary to
change Carnival Corpora-
tion's jurisdiction of
incorporation to one of
the states of the United
States                      47,863,457  408,027,331   4,161,942  33,145,509

CARNIVAL PLC

         An annual general meeting of the shareholders of Carnival plc was held on June 23, 2003 (the "AGM"). On all matters which came before the AGM, holders of Carnival plc ordinary shares were entitled to one vote for each share held. Proxies for 95,959,178 of the 168,319,516 shares of common stock entitled to vote were received in connection with the AGM.

         The following table sets forth the matters which were submitted to Carnival plc's shareholders for approval at the AGM and the tabulation of the votes with respect to each such matter.

Election of Directors

    Nominee                            For          Against         Withheld

    Micky Arison                    82,049,640     3,545,105       10,346,409
    Howard S. Frank                 95,294,555       218,445          446,178
    Robert H. Dickinson             95,304,611       207,174          447,393
    Pier Luigi Foschi               88,292,319     2,147,696        5,519,163
    A. Kirk Lanterman               89,495,333     3,651,370        2,812,475
    Richard G. Capen, Jr.           93,957,688     1,529,868          471,622
    Arnold W. Donald                95,528,748       146,680          283,750
    Modesto A. Maidique             93,958,824     1,802,161          198,193
    Baroness Hogg                   95,081,838       438,945          438,395
    Sir John Parker                 95,100,940       424,811          433,427
    Peter Ratcliffe                 90,830,337       155,291        4,973,550
    Stuart Subotnick                89,588,641     1,784,837        4,585,700
    Uzi Zucker                      89,342,737     1,788,450        4,827,991

Other Matters

To consider and approve the
amended and restated
Carnival Corporation 2002
Stock Plan                          71,381,175    22,586,641        1,991,362

To ratify the selection of
PricewaterhouseCoopers LLP as
independent certified public
accountants for Carnival
Corporation                         95,152,829       617,184          189,165

To appoint Pricewaterhouse-
Coopers LLP as independent
auditors for Carnival plc           93,858,348     1,917,510          183,320

To authorize the audit
committee of Carnival plc to
agree the remuneration
of the independent auditors         93,923,164     1,843,912          192,102

To receive the accounts and
reports for P&O Princess
Cruises plc (now called
Carnival plc) for the year
ended December 31, 2002             95,272,171       410,139          276,868

To approve the directors'
remuneration report of
P&O Princess Cruises
plc (now called Carnival plc)       80,296,562    11,641,142        4,021,474

To approve limits on the
authority to allot shares
by Carnival  plc                    93,770,067        81,662        2,107,449

To approve the disapplication
of preemption rights for
Carnival plc shares                 95,647,880       236,894           74,404

To approve the shareholder
proposal authorizing the
board of directors to take
the measures necessary to
change Carnival Corporation's
jurisdiction of incorporation
to one of the states of
the United States                   11,626,535    70,554,635       13,776,826


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

       3.1 Third Amended and Restated Articles of Incorporation of Carnival Corporation, incorporated by reference to Exhibit No. 3.1 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003 (Commission File Nos. 1-9610 and 1-15136).

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

       4.1 Carnival Corporation Deed between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders dated April 17, 2003.

       4.2 Equalization and Governance Agreement dated April 17, 2003 between Carnival Corporation and P&O Princess Cruises plc.

       4.3 Agreement Relating to the Carnival Corporation Deed of Guarantee between Carnival Corporation and Carnival plc for the benefit of the holders of each of Carnival plc 7.3% Notes and 7.875% Debentures, dated July 15 2003.

       4.4 First Supplemental Indenture among Carnival plc, P&O Princess Cruises International Limited and The Bank of New York, dated as of July 15, 2003.

       4.5 P&O Princess Cruises International Limited ("POPCIL") Deed of Guarantee among POPCIL, Carnival Corporation and Carnival plc, dated as of June 19, 2003, incorporated by reference to Exhibit No. 4.11 of the joint Carnival Corporation, Carnival plc and POPCIL Registration Statement filed on June 19, 2003 (Commission File No. 333-106293).

      10.1 Director Appointment letter between John McNulty and Carnival plc, dated June 25, 2003.

      10.2 Director Appointment letter between John McNulty and Carnival Corporation, dated June 25, 2003.

      12    Ratio of Earnings to Fixed Charges.

      31.1 Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.3 Certification of Chief Financial and Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.4 Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.5 Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.6 Certification of Chief Financial and Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.3 Certification of Chief Financial and Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.4 Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.5 Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.6 Certification of Chief Financial and Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

         Carnival Corporation and Carnival plc filed or furnished joint Current Reports on Form 8-K on June 18, 2003 (Items 7 and 9), June 25, 2003 (Items 5, 7 and 9), June 27, 2003 (Items 5 and 7)and July 17, 2003 (Items 7 and 9).

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARNIVAL CORPORATION                      CARNIVAL plc

By: /s/ Micky Arison                      By: /s/ Micky Arison
--------------------                      --------------------
Micky Arison                              Micky Arison
Chairman of the Board of Directors        Chairman of the Board of Directors
and Chief Executive Officer               and Chief Executive Officer

By: /s/ Howard S. Frank                   By: /s/ Howard S. Frank
----------------------                    -----------------------
Howard S. Frank                           Howard S. Frank
Vice Chairman of the Board of             Vice Chairman of the Board of
Directors and Chief Operating Officer     Directors and Chief Operating Officer

By: /s/ Gerald R. Cahill                  By: /s/ Gerald R. Cahill
------------------------                  ------------------------
Gerald R. Cahill                          Gerald R. Cahill
Senior Vice President-Finance             Senior Vice President-Finance
and Chief Financial and                   and Chief Financial and
Accounting Officer                        Accounting Officer

Dated: October 15, 2003                   Dated: October 15, 2003