Form 10-Q
period 2005-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2005-10-07
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended August 31, 2005

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

            None                                          None
(Former name, former address                  (Former name, former address
 and former fiscal year, if                    and former fiscal year, if
 changed since last report.)                   changed since last report.)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

   At September 30, 2005 Carnival              At September 30, 2005, Carnival plc had
   Corporation had outstanding                 outstanding 212,356,919 Ordinary Shares
   637,116,766 shares of Common                $1.66 par value, one Special Voting
   Stock, $.01 par value.                      Share, GBP 1.00 par value and 637,116,766
                                               Trust Shares of beneficial interest in
                                               the P&O Princess Special Voting Trust.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                             CARNIVAL CORPORATION & PLC
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                       (in millions, except per share data)

                                       Nine Months             Three Months
                                     Ended August 31,         Ended August 31,
                                     ----------------         ----------------
                                     2005       2004          2005       2004
                                     ----       ----          ----       ----

Revenues
  Cruise
    Passenger tickets               $6,432     $5,663        $2,692     $2,444
    Onboard and other                1,783      1,555           666        584
  Other                                305        267           247        222
                                    ------     ------        ------     ------
                                     8,520      7,485         3,605      3,250
                                    ------     ------        ------     ------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
        and other                    1,297      1,227           483        467
      Onboard and other                307        270           116         92
      Payroll and related              861        739           303        253
      Food                             465        412           160        149
      Other ship operating           1,542      1,285           570        473
    Other                              212        183           158        140
                                    ------     ------        ------     ------
    Total                            4,684      4,116         1,790      1,574
  Selling and administrative           973        944           298        306
  Depreciation and amortization        672        599           226        210
                                    ------     ------        ------     ------
                                     6,329      5,659         2,314      2,090
                                    ------     ------        ------     ------

Operating Income                     2,191      1,826         1,291      1,160
                                    ------     ------        ------     ------

Nonoperating (Expense) Income
  Interest income                       19         12            10          3
  Interest expense, net of
    capitalized interest              (250)      (212)          (82)       (76)
  Other expense, net                   (13)        (9)          (23)        (2)
                                    ------     ------        ------     ------
                                      (244)      (209)          (95)       (75)
                                    ------     ------        ------     ------

Income Before Income Taxes           1,947      1,617         1,196      1,085

Income Tax Expense, Net                (43)       (56)          (45)       (60)
                                    ------     ------        ------     ------

Net Income                          $1,904     $1,561        $1,151     $1,025
                                    ======     ======        ======     ======

Earnings Per Share
  Basic                             $ 2.36     $ 1.95        $ 1.43     $ 1.28
                                    ======     ======        ======     ======
  Diluted                           $ 2.27     $ 1.88        $ 1.36     $ 1.22
                                    ======     ======        ======     ======
Dividends Per Share                 $ 0.55     $0.375        $ 0.20     $0.125
                                    ======     ======        ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in millions, except par values)

                                                       August 31,      November 30,
ASSETS                                                    2005            2004
                                                          ----            ----
Current Assets
  Cash and cash equivalents                             $ 1,139         $   643
  Short-term investments                                    234              17
  Accounts receivable, net                                  434             409
  Inventories                                               253             240
  Prepaid expenses and other                                352             419
                                                        -------         -------

    Total current assets                                  2,412           1,728
                                                        -------         -------

Property and Equipment, Net                              21,434          20,823

Goodwill                                                  3,243           3,321

Trademarks                                                1,283           1,306

Other Assets                                                394             458
                                                        -------         -------
                                                        $28,766         $27,636
                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                 $   230         $   381
  Current portion of long-term debt                       1,077             681
  Convertible debt subject to current put option                            600
  Accounts payable                                          682             631
  Accrued liabilities and other                             740             868
  Customer deposits                                       2,102           1,873
                                                        -------         -------

    Total current liabilities                             4,831           5,034
                                                        -------         -------

Long-Term Debt                                            6,274           6,291

Other Long-Term Liabilities and Deferred Income             571             551

Contingencies (Note 4)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
    value; 1,960 shares authorized; 638 shares at 2005
    and 634 shares at 2004 issued                             6               6
  Ordinary shares of Carnival plc; $1.66 par value;
    226 shares authorized; 212 shares at 2005 and
    2004 issued                                             353             353
  Additional paid-in capital                              7,454           7,311
  Retained earnings                                      10,081           8,623
  Unearned stock compensation                               (16)            (16)
  Accumulated other comprehensive income                    270             541
  Treasury stock; 42 shares of Carnival plc at cost      (1,058)         (1,058)
                                                        -------         -------
    Total shareholders' equity                           17,090          15,760
                                                        -------         -------
                                                        $28,766         $27,636
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                          Nine Months Ended August 31,
                                                          ----------------------------
                                                          2005                   2004
                                                          ----                   ----
OPERATING ACTIVITIES
Net income                                               $1,904                 $1,561
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                           672                    599
    Investment write-down                                    22
    Accretion of original issue discount                     16                     16
    Other                                                    11                     12
Changes in operating assets and liabilities
    Receivables                                            (117)                   (33)
    Inventories                                             (16)                   (55)
    Prepaid expenses and other                              (37)                   (27)
    Accounts payable                                         68                     90
    Accrued and other liabilities                            15                    115
    Customer deposits                                       254                    344
                                                         ------                 ------
      Net cash provided by operating activities           2,792                  2,622
                                                         ------                 ------

INVESTING ACTIVITIES
Additions to property and equipment                      (1,632)                (2,865)
Sales of short-term investments                             648                    933
Purchases of short-term investments                        (865)                  (659)
Proceeds from retirement of property and equipment                                  77
Other, net                                                    5                    (15)
                                                         ------                 ------
      Net cash used in investing activities              (1,844)                (2,529)
                                                         ------                 ------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                  1,151                    843
Principal repayments of long-term debt                   (1,068)                  (887)
Payments of short-term borrowings, net                     (133)                   (46)
Dividends paid                                             (402)                  (300)
Proceeds from exercise of stock options                      52                    111
Purchase of treasury stock                                  (30)
Other                                                        (7)                    (5)
                                                         ------                 ------
      Net cash used in financing activities                (437)                  (284)
                                                         ------                 ------
Effect of exchange rate changes on cash and cash
  equivalents                                               (15)                   (11)
                                                         ------                 ------
      Net increase (decrease) in cash and
        cash equivalents                                    496                   (202)
Cash and cash equivalents at beginning of period            643                    610
                                                         ------                 ------
Cash and cash equivalents at end of period               $1,139                 $  408
                                                         ======                 ======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

      Carnival Corporation and Carnival plc (formerly known as P&O Princess Cruises plc or "P&O Princess") operates as a dual listed company ("DLC"), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities, however, they operate as if they were a single economic enterprise.

      The accompanying consolidated balance sheet at August 31, 2005, the consolidated statements of operations for the nine and three months ended August 31, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended August 31, 2005 and 2004 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2004 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

      Reclassifications have been made to prior period amounts to conform to the current period presentation, including reflecting the gross purchases and sales of variable rate securities as investing activities in our 2004 Consolidated Statement of Cash Flows rather than as a component of cash and cash equivalents. Accordingly, we decreased our August 31, 2004 cash and cash equivalents by $186 million to $408 from $594 million and increased short-term investments by a like amount.

NOTE 2 - Stock-Based Compensation

      Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards instead of the fair value method. Accordingly, we have not recognized compensation expense for our noncompensatory employee and director stock option awards. Our pro forma net income and pro forma earnings per share, had we elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows (in millions, except per share amounts):

                                            Nine Months             Three Months
                                          Ended August 31,        Ended August 31,
                                          ----------------        ----------------
                                          2005       2004         2005       2004
                                          ----       ----         ----       ----
Net income, as reported                  $1,904      $1,561       $1,151    $1,025
Stock-based compensation
  expense included in
  net income, as reported                     8           9            3         4
Total stock-based compensation
  expense determined under
  the fair value-based method
  for all awards                            (57)        (43)         (20)      (12)
                                         ------      ------       ------    ------
Pro forma net income for basic
  earnings per share                      1,855       1,527        1,134     1,017
Interest on dilutive convertible notes       37          36           12        12
                                         ------      ------       ------    ------
Pro forma net income for diluted
  earnings per share                     $1,892      $1,563       $1,146    $1,029
                                         ======      ======       ======    ======

Earnings per share
  Basic
    As reported                          $ 2.36      $ 1.95       $ 1.43    $ 1.28
                                         ======      ======       ======    ======
    Pro forma                            $ 2.30      $ 1.91       $ 1.41    $ 1.27
                                         ======      ======       ======    ======
  Diluted
    As reported                          $ 2.27      $ 1.88       $ 1.36    $ 1.22
                                         ======      ======       ======    ======
    Pro forma                            $ 2.22      $ 1.85       $ 1.35    $ 1.21
                                         ======      ======       ======    ======

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. This statement is effective for us in the first quarter of fiscal 2006. We have not yet determined which of the alternative transition methods we will use upon adoption of this new statement. However, based on preliminary estimates, if we were to elect to adopt this statement on December 1, 2005, our additional full year 2006 share-based compensation expense is estimated to be in the range of approximately $65 million to $70 million.

NOTE 3 - Debt

      In February 2005, Carnival plc extended its 600 million euro ($734 million U.S. dollars at the August 31, 2005 exchange rate) unsecured multi-currency revolving credit facility for 364 days, and reduced this facility's commitment fee on the undrawn portion from nine basis points ("BPS") to 7.5 BPS. Accordingly, this facility now expires in March 2006.

      In March 2005, Carnival plc entered into a five-year unsecured multi-currency term loan facility, bearing interest at euribor/GBP libor plus
32.5 BPS. Under this facility, we borrowed 368 million euros ($450 million U.S. dollars at the August 31, 2005 exchange rate) to repay a 368 million euro note, which bore interest at euribor plus 60 BPS, prior to its October 2008 maturity date. We also borrowed 165 million sterling under this facility ($296 million U.S. dollars at the August 31, 2005 exchange rate), which we used to pay a portion of P&O Cruises' purchase price for the Arcadia. Finally, we entered into interest rate swap agreements to fix the interest rates on these euro and sterling borrowings at 3.50% and 5.40%, respectively.

      At November 30, 2004, our 2% convertible notes were classified as a current liability, since the noteholders had the right to require us to repurchase them on April 15, 2005. However, substantially all of the noteholders did not exercise their rights. Accordingly, subsequent to April 15, 2005 we have classified our 2% convertible notes as long-term debt, since the next date that the noteholders can require us to repurchase them is on April 15, 2008.

      During the nine months ended August 31, 2005, $112 million of our Zero-Coupon Notes were converted at their accreted value into 3.4 million shares of Carnival Corporation common stock, of which 0.6 million were issued from treasury stock.

      In July 2005, we borrowed $328 million under an unsecured term loan facility, to pay a portion of the Carnival Liberty purchase price. This facility bears interest at 4.51% and is repayable in semi-annual installments through July 2017. In addition, we entered into a foreign currency contract, which effectively converted this U.S. dollar debt to euro debt.

      Finally, in the third quarter of 2005 we obtained two unsecured term loan financing facilities, bearing interest at 4.51% and 4.75%, which provide us with the option to borrow up to an aggregate of $732 million for a portion of two ships' purchase prices. These ships are expected to be delivered in 2006 and 2007. These facilities are repayable semi-annually over a 12 year period. However, we have the option to terminate these facilities up until 60 days prior to the ships' delivery dates.

NOTE 4 - Contingencies

      Litigation

      On March 7, 2005, a lawsuit was filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida on behalf of some current and former crew members alleging that Carnival Cruise Lines failed to pay the plaintiffs' overtime and minimum wages. The suit seeks payment of (i) the overtime wages alleged to be owed, (ii) penalty wages under U.S. law and
(iii) interest. On August 5, 2005, the Court dismissed the lawsuit. The plaintiffs filed an appeal to the Eleventh Circuit U.S. Court of Appeals on August 18, 2005, which is currently pending. The ultimate outcome of this matter cannot be determined at this time.

      In 2002, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints that reference a Carnival Cruise Lines product were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of third party travel agencies. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the Facsimile Complaints cannot be determined at this time. However, we believe that we have meritorious defenses and we intend to vigorously defend against these actions.

      Costa Cruises ("Costa") has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship in November 2000. Costa also gave notice of termination of the contract in January 2001. It is expected that the arbitration tribunal's decision will be made in 2006 at the earliest. In the event that an award is given in favor of Cammell Laird, the amount of damages, which Costa would have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

      In April 2003, Festival Crociere S.p.A. ("Festival") commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have been granted leave to intervene in the Festival Action and filed a Statement in Intervention with the court. Festival was declared bankrupt in May 2004, and Festival did not submit observations on our Statement in Intervention. A date for an oral hearing will be set in due course, unless Festival withdraws its action. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction. However, the ultimate outcome of this matter cannot be determined at this time.

      In May 2005, a class action lawsuit was filed against Carnival Corporation in the United States District Court for the Southern District of Florida alleging breach of the implied covenant of good faith and fair dealing and a violation of The Florida Deceptive and Unfair Trade Practices Act for profits made by Carnival Cruise Lines on shore excursions provided by third party shore excursion operators. The suit seeks certification as a class action on behalf of all Carnival Cruise Line passengers from May 5, 2001 to the present who have taken shore excursions, and seeks payment of damages and injunctive relief. We are not yet able to estimate the potential impact of this claim, and the ultimate outcome of this matter cannot be determined at this time. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

      In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. However, the ultimate outcome of these claims and lawsuits cannot be determined at this time.

      Contingent Obligations

      At August 31, 2005, Carnival Corporation had contingent obligations totaling approximately $1.1 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from another AA+ rated financial institution for $302 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, Carnival Corporation would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, it would be required to provide a standby letter of credit for $86 million, or alternatively provide mortgages in the aggregate amount of $86 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of August 31, 2005, have to pay a total of $171 million in stipulated damages. As of August 31, 2005, $179 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us.

      Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 5 - Comprehensive Income

      Comprehensive income was as follows (in millions):

                                                  Nine Months          Three Months
                                                Ended August 31,     Ended August 31,
                                                ----------------     ----------------
                                                2005       2004      2005       2004
                                                ----       ----      ----       ----
Net income                                     $1,904     $1,561    $1,151     $1,025
Items included in accumulated
   other comprehensive income
     Foreign currency translation adjustment     (273)       135       (96)       (40)
     Changes related to cash flow
        derivative hedges                           2         (3)        8          4
                                               ------     ------    ------     ------
Total comprehensive income                     $1,633     $1,693    $1,063     $  989
                                               ======     ======    ======     ======

NOTE 6 - Segment Information

      Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including products and services they provide. Our other segment primarily represents the transportation, hotel and tour operations of Holland America Tours and Princess Tours, and the business to business travel agency operations of P&O Travel Ltd.

      Selected segment information for our cruise and other segments was as follows (in millions):

                                           Nine Months Ended August 31,
                             -------------------------------------------------------
                                                   Selling   Depreciation
                                       Operating  and admin-     and       Operating
  2005                       Revenues  expenses   istrative  amortization   income
                             --------  --------   ---------  ------------   ------
  Cruise                      $8,215    $4,472       $932       $650        $2,161
  Other                          406       313         41         22            30
  Intersegment elimination      (101)     (101)
                              ------    ------       ----       ----        ------
                              $8,520    $4,684       $973       $672        $2,191
                              ======    ======       ====       ====        ======
  2004
  Cruise                      $7,218    $3,933       $902       $583        $1,800
  Other                          355       271         42         16            26
  Intersegment elimination       (88)      (88)
                              ------    ------       ----       ----        ------
                              $7,485    $4,116       $944       $599        $1,826
                              ======    ======       ====       ====        ======


                                          Three Months Ended August 31,
                             -------------------------------------------------------
                                                   Selling   Depreciation
                                       Operating  and admin-     and       Operating
  2005                       Revenues  expenses   istrative  amortization   income
                             --------  --------   ---------  ------------   ------
  Cruise                      $3,358    $1,632       $286       $218        $1,222
  Other                          333       244         12          8            69
  Intersegment elimination       (86)      (86)
                              ------    ------       ----       ----        ------
                              $3,605    $1,790       $298       $226        $1,291
                              ======    ======       ====       ====        ======

  2004
  Cruise                      $3,028    $1,434       $292       $204        $1,098
  Other                          301       219         14          6            62
  Intersegment elimination       (79)      (79)
                              ------    ------       ----       ----        ------
                              $3,250    $1,574       $306       $210        $1,160
                              ======    ======       ====       ====        ======

Note 7 - Merchant Navy Officers Pension Fund ("MNOPF")

      P&O Cruises, Princess Cruises and Cunard Line participate in an industry-wide British MNOPF, which is a defined benefit multiemployer pension plan that is available to certain of their British shipboard officers. As of August 31, 2005, the New Section of the MNOPF was estimated by the MNOPF actuary to have a funding deficit of approximately 234 million sterling, or $420 million.

      Substantially all of any MNOPF deficit liability which we may have relates to P&O Cruises and Princess Cruises obligations, which existed prior to the DLC transaction. The amount of our share of the fund's ultimate deficit could vary considerably if different pension assumptions and/or estimates were used. Therefore, we expense our portion of any deficit as amounts are invoiced by the fund's trustee.

      In August 2005, we received an invoice from the fund for what the trustee calculated to be our share of the entire MNOPF liability. Accordingly, we recorded the full invoiced liability of $23 million in payroll and related expense in our 2005 third quarter. It is possible that the fund's trustee may invoice us for additional amounts in the future for various reasons, including if they believe the fund requires further funding.

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                  Nine Months         Three Months
                                                  -----------         ------------
                                                Ended August 31,    Ended August 31,
                                                ----------------    ----------------
                                                2005       2004     2005       2004
                                                ----       ----     ----       ----
Net income                                     $1,904     $1,561   $1,151     $1,025
Interest on dilutive convertible notes             37         36       12         12
                                               ------     ------   ------     ------
Net income for diluted earnings per share      $1,941     $1,597   $1,163     $1,037
                                               ======     ======   ======     ======

Weighted-average common and ordinary
  shares outstanding                              805        802      806        803
Dilutive effect of convertible notes               43         44       43         43
Dilutive effect of stock plans                      6          4        5          5
                                               ------     ------   ------     ------
Diluted weighted-average shares
  outstanding                                     854        850      854        851
                                               ======     ======   ======     ======

Basic earnings per share                       $ 2.36     $ 1.95   $ 1.43     $ 1.28
                                               ======     ======   ======     ======
Diluted earnings per share                     $ 2.27     $ 1.88   $ 1.36     $ 1.22
                                               ======     ======   ======     ======

      Options to purchase 2.2 million (3.8 million in 2004) and 2.2 million (1.3 million in 2004) shares for the nine and three months ended August 31, 2005 and 2004, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

NOTE 9 - Italian Tonnage Tax

      During the 2005 third quarter, Costa elected to enter into the Italian Tonnage Tax regime, effective for its 2005 fiscal year and for the following nine years. This regime will tax Costa's and AIDA's shipping profits, as defined, calculated by reference to the net tonnage of its qualifying vessels. However, income not considered to be shipping profits for Tonnage Tax purposes will be taxed under Costa's and AIDA's current tax regime for its Italian registered ships, which results in a tax of approximately 6.6% on these non-tonnage tax profits. As a result of the adoption of the Italian Tonnage Tax regime, Costa's and AIDA's Italian income tax expense for the 2005 nine month period was $4 million compared to $13 million in 2004 under the prior tax regime.

NOTE 10 - Investment

      During the 2005 third quarter, we recorded a $22 million write-down of a non-cruise investment, which has been recorded as a nonoperating other expense in the accompanying Consolidated Statement of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this joint Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many, but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, costs per available lower berth day ("ALBD"), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

   - risks associated with the DLC structure, including the uncertainty of its tax status;

   - general economic and business conditions, which may impact levels of disposable income of consumers and net revenue yields for our cruise brands;

   - conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and increases in capacity offered by cruise ship and land-based vacation alternatives;

   -  risks associated with operating internationally;

   - the international political and economic climate, armed conflicts, terrorist attacks and threats thereof, availability of air service, other world events and adverse publicity, and their impact on the demand for cruises;

   - accidents and other incidents affecting the health, safety, security and vacation satisfaction of passengers, including machinery and equipment failures, which could cause the alteration of itineraries or cancellation of a cruise or series of cruises;

   - changing public and consumer tastes and preferences, which may, among other things, adversely impact the demand for cruises;

   - our ability to implement our shipbuilding programs and brand strategies and to continue to expand our business worldwide;

   - our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

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

   -  our ability to successfully implement cost improvement plans;

   - continuing financial viability of our travel agent distribution system and air service providers; and

   - unusual weather patterns or natural disasters, such as hurricanes and earthquakes.

      Pursuant to the Western Hemisphere Travel Initiative, U.S. citizens will be required to carry a passport for travel to or from certain countries/areas that were previously exempt. The regulations will require all U.S. citizens that enter the U.S.

by air or sea by December 31, 2006 to have a passport, and those citizens entering at land border crossings will have to have a passport by December 31, 2007.

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

Key Performance Indicators and Critical Accounting Estimates

      We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use "net cruise revenues" rather than "gross cruise revenues." We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined.

      Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. In calculating net cruise costs, we exclude the same variable costs as described above, which are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in these two non-GAAP financial measures.

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our two non-GAAP financial measures assuming the 2005 exchange rates have remained constant with the 2004 comparable period rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non-U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating exchange rate environment. On a constant dollar basis, net cruise revenues and net cruise costs would be $6.56 billion and $3.76 billion for the nine month period ended August 31, 2005. In addition to our two non-GAAP financial measures discussed above, our non-U.S. cruise operations' depreciation and net interest expense were impacted by the changes in exchange rates for the nine months ended August 31, 2005 compared to August 31, 2004. The impact of changes in exchange rates on our non-U.S. cruise operations was not significant for the three months ended August 31, 2005 compared to August 31, 2004.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2004 joint Annual Report on Form 10-K.

Forward Outlook

      On September 19, 2005, we indicated that we expected diluted earnings per share for the fourth quarter of 2005 would be in the range of $0.39 to $0.41.

      We have not changed our September 19 fourth quarter and full year guidance, as we have not yet updated our internal operating forecast, however, the following events have occurred subsequent to September 19. The forward fuel curve for our fuel prices for the 2005 fourth quarter has increased from approximately $308 per ton as of September 19 to $324 per ton. If actual fuel prices for the fourth quarter of 2005 ultimately turn out to average $324 per ton, then our diluted earnings per share would be reduced by $0.01 for the 2005 fourth quarter. In addition, the U.S. dollar has strengthened relative to both the euro and sterling and Hurricane Rita adversely impacted two of our Caribbean cruises. Assuming the exchange rates for the U.S. dollar remain at the current levels, the combined effect of the exchange rates and the hurricane would reduce our diluted earnings per share for the 2005 fourth quarter by approximately $0.01.

      The year-over-year percentage increase in our ALBD capacity, resulting substantially all from new ships entering service, is 9.1% in the fourth quarter of 2005 as compared to the same quarter in 2004.

Seasonality

      Our revenue from the sale of passenger tickets is seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. Substantially all of Holland America Tours' and Princess Tours' revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Selected Information and Non-GAAP Financial Measures

      Selected information was as follows:

                                           Nine Months            Three Months
                                         Ended August 31,       Ended August 31,
                                         ----------------       ----------------
                                         2005       2004        2005       2004
                                         ----       ----        ----       ----

Passengers carried (in thousands)       5,260       4,762      1,953      1,849
                                        =====       =====      =====      =====
Occupancy percentage                    106.6%      105.2%     110.9%     110.2%
                                        =====       =====      =====      =====

      Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

                                           Nine Months                     Three Months
                                         Ended August 31,                 Ended August 31,
                                         ----------------                 ----------------
                                      2005             2004             2005             2004
                                      ----             ----             ----             ----
                                              (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets                $    6,432       $    5,663       $    2,692       $    2,444
  Onboard and other                     1,783            1,555              666              584
                                   ----------       ----------       ----------       ----------
Gross cruise revenues                   8,215            7,218            3,358            3,028
Less cruise costs
  Commissions, transportation
    and other                          (1,297)          (1,227)            (483)            (467)
  Onboard and other                      (307)            (270)            (116)             (92)
                                   ----------       ----------       ----------       ----------
Net cruise revenues                $    6,611       $    5,721       $    2,759       $    2,469
                                   ==========       ==========       ==========       ==========

ALBDs                              35,595,494       32,867,217       12,297,220       11,684,117
                                   ==========       ==========       ==========       ==========

Gross revenue yields               $   230.78       $   219.61       $   273.07       $   259.18
                                   ==========       ==========       ==========       ==========

Net revenue yields                 $   185.71       $   174.05       $   224.35       $   211.29
                                   ==========       ==========       ==========       ==========

      Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                           Nine Months                      Three Months
                                         Ended August 31,                  Ended August 31,
                                         ----------------                  ----------------
                                      2005              2004             2005            2004
                                      ----              ----             ----            ----
                                         (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses          $    4,472       $    3,933       $    1,632       $    1,434
Cruise selling and
  administrative expenses                 932              902              286              292
                                   ----------       ----------       ----------       ----------
Gross cruise costs                      5,404            4,835            1,918            1,726
Less cruise costs included in net
  cruise revenues
    Commissions, transportation
      and other                        (1,297)          (1,227)            (483)            (467)
    Onboard and other                    (307)            (270)            (116)             (92)
                                   ----------       ----------       ----------       ----------
Net cruise costs                   $    3,800       $    3,338       $    1,319       $    1,167
                                   ==========       ==========       ==========       ==========

ALBDs                              35,595,494       32,867,217       12,297,220       11,684,117
                                   ==========       ==========       ==========       ==========

Gross cruise costs per ALBD        $   151.83       $   147.12       $   155.92       $   147.67
                                   ==========       ==========       ==========       ==========

Net cruise costs per ALBD          $   106.77       $   101.56       $   107.21       $    99.79
                                   ==========       ==========       ==========       ==========

Nine Months Ended August 31, 2005 ("2005") Compared to the Nine Months Ended August 31, 2004 ("2004")

      Revenues

      Net cruise revenues increased $890 million, or 15.6%, to $6.61 billion in 2005 from $5.72 billion in 2004. The 8.3% increase in ALBDs between 2004 and 2005 accounted for $475 million of the increase, and the remaining $415 million was from increased net revenue yields, which increased 6.7% in 2005 compared to 2004 (gross revenue yields increased by 5.1%). Net revenue yields increased in 2005 primarily from higher cruise ticket prices, a 1.3% increase in occupancy, higher onboard revenues and the weaker U.S. dollar relative to the euro and sterling. Net revenue yields, as measured on a constant dollar basis increased 5.9% in 2005. Gross cruise revenues increased $997 million, or 13.8%, in 2005 to $8.22 billion from $7.22 billion in 2004 primarily for the same reasons net cruise revenues increased. Both ALBDs and revenue yields were reduced by the combined impact of the cancellation of P&O Cruises Aurora's 2005 world cruise and P&O Cruises Australia's Pacific Sky cruises, both caused by mechanical difficulties.

      Onboard and other revenues included concession revenues of $219 million in 2005 and $193 million in 2004. Onboard and other revenues increased in 2005 compared to 2004 primarily because of the 8.3% increase in ALBDs and increased passenger spending on our ships.

      Other non-cruise revenues increased $51 million, or 14.4%, to $406 million in 2005 from $355 million in 2004 primarily due to the increase in the number of cruise/tours sold.

      Costs and Expenses

      Net cruise costs increased $462 million, or 13.8%, to $3.80 billion in 2005 from $3.34 billion in 2004. The 8.3% increase in ALBDs between 2004 and 2005 accounted for $277 million of the increase, and the remaining $185 million was from increased net cruise costs per ALBD, which increased 5.1% in 2005 compared to 2004 (gross cruise costs per ALBD increased 3.2%). Net cruise costs per ALBD increased primarily due to a 27% increase in 2005 fuel prices, higher dry-dock amortization expense, a $23 million MNOPF contribution and a weaker U.S. dollar relative to the euro and the sterling in 2005. This increase was partially offset by the non-recurrence in 2005 of promotional costs related to the introduction of Cunard's Queen Mary 2 in 2004, reduced costs in 2005 from the relocation of Cunard's shoreside operations and economies of scale in 2005 associated with the 8.3% ALBD increase. Net cruise costs per ALBD as measured on a constant dollar basis compared to 2004 increased 4.1% in 2005, and increased only 0.6%, excluding fuel costs and the MNOPF contribution. Gross cruise costs increased $569 million, or 11.8%, in 2005 to $5.40 billion from $4.84 billion in 2004, which was a lower percentage increase than net cruise costs primarily because of the lower proportion of passengers who purchased air transportation from us in 2005.

      Depreciation and amortization expense increased by $73 million, or 12.2%, to $672 million in 2005 from $599 million in 2004 largely due to the 8.3% increase in ALBDs through the addition of new ships, ship improvement expenditures and the impact of a weaker U.S. dollar.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, increased $25 million to $246 million in 2005 from $221 million in 2004. This increase was primarily due to a $19 million increase in interest expense from higher average borrowing rates and a $6 million increase in interest expense due to higher average borrowings.

      Other expense in 2005 included a $22 million expense for the write-down of a non-cruise investment, which was recorded in the third quarter, partially offset by $7 million of income from the settlement of litigation associated with the DLC transaction.

      Income Taxes

      Income tax expense decreased $13 million from 2004 to $43 million in 2005 primarily because of Costa's reduced income taxes as a result of electing to enter the Italian Tonnage Tax regime in the 2005 third quarter (see Note 9).

Three Months Ended August 31, 2005 ("2005") Compared to the Three Months Ended August 31, 2004 ("2004")

      Revenues

      Net cruise revenues increased $290 million, or 11.7%, to $2.76 billion in 2005 from $2.47 billion in 2004. The 5.2% increase in ALBDs between 2004 and 2005 accounted for $129 million of the increase, and the remaining $161 million was from increased net revenue yields, which increased 6.2% in 2005 compared to 2004 (gross revenue yields increased by 5.4%). Net revenue yields increased in 2005 primarily from higher cruise ticket prices, higher onboard revenues and, to a lesser extent, a 0.6% increase in occupancy. Gross cruise revenues increased $330 million, or 10.9%, in 2005 to $3.36 billion from $3.03 billion in 2004 primarily for the same reasons net cruise revenues increased.

      Onboard and other revenues included concession revenues of $81 million in 2005 and $72 million in 2004. Onboard and other revenues increased in 2005 compared to 2004 primarily because of the 5.2% increase in ALBDs and increased passenger spending on our ships.

      Other non-cruise revenues increased $32 million, or 10.6%, to $333 million in 2005 from $301 million in 2004 primarily due to the increase in the number of cruise/tours sold.

      Costs and Expenses

      Net cruise costs increased $152 million, or 13.0%, to $1.32 billion in 2005 from $1.17 billion in 2004. The 5.2% increase in ALBDs between 2004 and 2005 accounted for $61 million of the increase, and the remaining $91 million was from increased net cruise costs per ALBD, which increased 7.4% in 2005 compared to 2004 (gross cruise costs per ALBD increased 5.6%). Net cruise costs per ALBD increased primarily due to a 36% increase in 2005 fuel prices, the $23 million MNOPF contribution and, to a lesser extent, higher dry-dock amortization expense in 2005. This increase was partially offset by a reduction in promotional spending in 2005, reduced costs in 2005 from the relocation of Cunard's shoreside operations and economies of scale in 2005 associated with the 5.2% ALBD increase. Excluding fuel costs and the MNOPF contribution, net cruise costs per ALBD increased 1.4% compared to 2004. Gross cruise costs increased $192 million, or 11.1%, in 2005 to $1.92 billion from $1.73 billion in 2004, which was a lower percentage increase than net cruise costs primarily because of the lower proportion of passengers who purchased air transportation from us in 2005.

      Depreciation and amortization expense increased by $16 million, or 7.6%, to $226 million in 2005 from $210 million in 2004 largely due to the 5.2% increase in ALBDs through the addition of new ships and ship improvement expenditures.

      Income Taxes

      Income tax expense decreased $15 million from 2004 to $45 million in 2005 primarily because of Costa's reduced income taxes as a result of electing to enter the Italian Tonnage Tax regime (see Note 9).

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $2.79 billion of net cash from operations during the nine months ended August 31, 2005, an increase of $170 million over $2.62 billion in 2004. We continue to generate substantial cash from operations and remain in a strong financial position.

      During the nine months ended August 31, 2005, our net expenditures for capital projects were $1.63 billion, of which $1.29 billion was spent for our ongoing new shipbuilding program, including the final delivery payments for the Carnival Valor, Carnival Liberty and P&O Cruises' Arcadia. The remaining capital expenditures consisted primarily of $225 million for ship improvements and refurbishments, and $112 million for Alaska tour assets, cruise port facility developments and information technology assets. During the nine months ended August 31, 2004, our net expenditures for capital projects were $2.87 billion primarily because we took delivery of six new ships.

      During the nine months ended August 31, 2005 we borrowed $1.15 billion, of which a portion was used to pay part of the Arcadia and Carnival Liberty purchase prices and to refinance debt as noted below. During the same nine month period, we made $581 million of debt repayments, which included the final payment on our capitalized lease obligations of $110 million, $100 million repayment of our 7.05% fixed rate notes and $253 million in repayment of Costa indebtedness. In addition, we refinanced $487 million of euro debt to reduce our borrowing rate. We also paid cash dividends of $402 million and purchased $30 million of treasury stock during the nine months ended August 31, 2005.

      Future Commitments and Funding Sources

      Our contractual cash obligations remained generally unchanged at August 31, 2005 compared to November 30, 2004, except for changes to our debt as noted above, and changes to our ship construction commitments as follows:

      - We made the final payments of approximately $1.17 billion related to the Carnival Valor, Carnival Liberty and P&O Cruises' Arcadia, which were delivered in December 2004, July 2005 and March 2005, respectively.

      - In January 2005, Costa Cruises entered into a new ship construction contract with Fincantieri for a 3,000 passenger ship, which has an estimated all-in cost of 475 million euros ($581 million U.S. dollars at the August 31, 2005 exchange rate) and is expected to enter service in June 2007.

      - In July 2005, we entered into a new ship construction contract with Meyer Werft for a 2,030 passenger ship for our AIDA Cruises brand, which has an estimated all-in cost of 315 million euros ($385 million U.S. dollars at the August 31, 2005 exchange rate) and is expected to enter service in April 2008.

      During 2004, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares commencing in 2005 subject to certain repurchase restrictions on Carnival plc shares. Through October 6, 2005, we repurchased 3.3 million shares for $163 million.

      Excluding any future ship orders, the year over year percentage increase in Carnival Corporation & plc's ALBD capacity for 2006, 2007, 2008 and 2009, resulting substantially all from new ships entering service, is currently expected to be 5.5%, 8.1%, 7.6% and 2.8%, respectively.

      At August 31, 2005, we had liquidity of $4.55 billion, which consisted of $1.37 billion of cash, cash equivalents and short-term investments, $2.45 billion available for borrowing under our revolving credit facilities and $732 million under our unsecured term loan facilities. Our revolving credit facilities mature in March 2006 through June 2006. A key to our access to liquidity is the maintenance of our strong credit ratings.

      Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, those factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. No assurance can be given that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

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

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2005, that they were effective as described above.

      Changes in Internal Control over Financial Reporting

      There have been no changes in our internal control over financial reporting during our quarter ended August 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On March 7, 2005, a lawsuit was filed against Carnival Corporation on behalf of some current and former crewmembers alleging that Carnival Cruise Lines failed to pay the plaintiffs' overtime and minimum wages. On August 5, 2005, the Court dismissed the lawsuit. The plaintiffs filed an appeal to the Eleventh Circuit U.S. Court of Appeals on August 18, 2005, which is currently pending.

      In May 2005, a class action lawsuit was filed against Carnival Corporation in the United States District Court for the Southern District of Florida alleging breach of the implied covenant of good faith and fair dealing and a violation of The Florida Deceptive and Unfair Trade Practices Act for profits made by Carnival Cruise Lines on shore excursions provided by third party shore excursion operators. The suit seeks certification as a class action on behalf of all Carnival Cruise Line passengers from May 5, 2001 to the present who have taken shore excursions, and seeks payment of damages and injunctive relief.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During 2004, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares commencing in 2005 subject to certain repurchase restrictions on Carnival plc shares. At August 31, and October 6, 2005, the remaining availability pursuant to our share repurchase program was $970 million and $837 million, respectively. During the 2005 third quarter there were no repurchases of Carnival Corporation common stock and/or Carnival plc ordinary shares.

      During the nine months ended August 31, 2005, $112 million of our Zero-Coupon Notes were converted at their accreted value into 3.4 million shares of Carnival Corporation common stock, of which 0.6 million were issued from treasury stock.

      Each share of common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction completed in April 2003. The issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

Item 6. Exhibits.

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

      10.1 Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.

      10.2  Amended and Restated Carnival plc 2005 Employee Share Plan.

      10.3  Carnival Cruise Lines Management Incentive Plan.

      10.4  Agreement with Pier Luigi Foschi.

      10.5 Form of Non-qualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.

      10.6 Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.

      10.7 Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.

      10.8 Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.

      12    Ratio of Earnings to Fixed Charges.

      31.1 Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.3 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.4 Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.5 Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.6 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.3 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.4 Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.5 Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.6 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION                      CARNIVAL PLC


By:/s/ Micky Arison                       By:/s/ Micky Arison
   ----------------                          ----------------
Micky Arison                              Micky Arison
Chairman of the Board of Directors        Chairman of the Board of Directors
and Chief Executive Officer               and Chief Executive Officer


By:/s/ Howard S. Frank                    By:/s/ Howard S. Frank
   -------------------                       -------------------
Howard S. Frank                           Howard S. Frank
Vice Chairman of the Board of             Vice Chairman of the Board of
Directors and Chief Operating Officer     Directors and Chief Operating Officer


By:/s/ Gerald R. Cahill                   By:/s/ Gerald R. Cahill
   --------------------                      --------------------
Gerald R. Cahill                          Gerald R. Cahill
Executive Vice President                  Executive Vice President
and Chief Financial and                   and Chief Financial and
Accounting Officer                        Accounting Officer

Dated: October 7, 2005                    Dated: October 7, 2005