Form 10-Q
period 2006-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2006-03-28
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                None                                      None
    (Former name, former address              (Former name, former address
     and former fiscal year, if                and former fiscal year, if
     changed since last report)                changed since last report)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated filers |X| Accelerated filers |_| Non-Accelerated filers

      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

   At March 22, 2006 Carnival         At March 22, 2006, Carnival plc had
   Corporation had outstanding        outstanding 212,589,480 Ordinary Shares
   638,735,465 shares of Common       $1.66 par value, one Special Voting Share,
   Stock, $.01 par value.             GBP 1.00 par value and 638,735,465 Trust
                                      Shares of beneficial interest in the P&O
                                      Princess Special Voting Trust.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)

                                                               Three Months
                                                             Ended February 28,
                                                             ------------------
                                                             2006         2005
                                                             ----         ----

Revenues
  Cruise
    Passenger tickets                                      $ 1,908      $ 1,841
    Onboard and other                                          542          546
  Other                                                         11            9
                                                           -------      -------
                                                             2,461        2,396
                                                           -------      -------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation and other                    412          431
      Onboard and other                                         98           96
      Payroll and related                                      276          274
      Food                                                     153          154
      Fuel                                                     215          133
      Other ship operating                                     320          324
    Other                                                       13           11
                                                           -------      -------
    Total                                                    1,487        1,423
  Selling and administrative                                   365          334
  Depreciation and amortization                                232          221
                                                           -------      -------
                                                             2,084        1,978
                                                           -------      -------

Operating Income                                               377          418
                                                           -------      -------

Nonoperating (Expense) Income
  Interest income                                                7            3
  Interest expense, net of
    capitalized interest                                       (76)         (86)
  Other (expense) income, net                                  (14)           7
                                                           -------      -------
                                                               (83)         (76)
                                                           -------      -------

Income Before Income Taxes                                     294          342

Income Tax (Expense) Benefit, Net                              (14)           3
                                                           -------      -------

Net Income                                                 $   280      $   345
                                                           =======      =======

Earnings Per Share
  Basic                                                    $  0.35      $  0.43
                                                           =======      =======
  Diluted                                                  $  0.34      $  0.42
                                                           =======      =======

Dividends Per Share                                        $  0.25      $  0.15
                                                           =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in millions, except par values)

                                                           February 28,   November 30,
                                                               2006          2005
                                                               ----          ----
ASSETS
Current Assets
  Cash and cash equivalents                                  $    395      $  1,178
  Short-term investments                                           11             9
  Accounts receivable, net                                        425           408
  Inventories                                                     266           250
  Prepaid expenses and other                                      210           370
                                                             --------      --------
    Total current assets                                        1,307         2,215
                                                             --------      --------

Property and Equipment, Net                                    21,957        21,312

Goodwill                                                        3,211         3,206

Trademarks                                                      1,283         1,282

Other Assets                                                      558           417
                                                             --------      --------
                                                             $ 28,316      $ 28,432
                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                      $    409      $    300
  Current portion of long-term debt                               643         1,042
  Convertible debt subject to current put option                  220           283
  Accounts payable                                                656           690
  Accrued liabilities and other                                   746           832
  Customer deposits                                             2,221         2,045
                                                             --------      --------
    Total current liabilities                                   4,895         5,192
                                                             --------      --------

Long-Term Debt                                                  5,661         5,727

Other Long-Term Liabilities and Deferred Income                   581           541

Contingencies (Note 5)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
    value; 1,960 shares authorized; 640 shares at 2006
    issued and outstanding and 639 shares at 2005 issued            6             6
  Ordinary shares of Carnival plc; $1.66 par value;
    226 shares authorized; 213 shares at 2006 and
    212 shares at 2005 issued                                     353           353
  Additional paid-in capital                                    7,398         7,381
  Retained earnings                                            10,310        10,233
  Unearned stock compensation                                                   (13)
  Accumulated other comprehensive income                          170           156
  Treasury stock; 2 shares of Carnival Corporation
    at 2005 and 42 shares of Carnival plc at 2006
    and 2005, at cost                                          (1,058)       (1,144)
                                                             --------      --------
    Total shareholders' equity                                 17,179        16,972
                                                             --------      --------
                                                             $ 28,316      $ 28,432
                                                             ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                               Three Months
                                                            Ended February 28,
                                                            ------------------
                                                            2006         2005
                                                            ----         ----

OPERATING ACTIVITIES
Net income                                                 $   280      $   345
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                              232          221
    Share-based compensation                                    20            4
    Non-cruise investment write-down                            10
    Accretion of original issue discount                         3            5
    Other                                                       (1)           3
Changes in operating assets and liabilities
    Receivables                                                (17)          (2)
    Inventories                                                (16)          (4)
    Prepaid expenses and other                                  (9)          (9)
    Accounts payable                                           (35)         (29)
    Accrued and other liabilities                              (27)         (57)
    Customer deposits                                          173           66
                                                           -------      -------
      Net cash provided by operating activities                613          543
                                                           -------      -------

INVESTING ACTIVITIES
Additions to property and equipment                           (757)        (556)
Purchases of short-term investments                             (2)         (58)
Sales of short-term investments                                              27
Other, net                                                      (6)           1
                                                           -------      -------
      Net cash used in investing activities                   (765)        (586)
                                                           -------      -------

FINANCING ACTIVITIES
Principal repayments of long-term debt                        (570)        (170)
Dividends paid                                                (202)        (120)
Proceeds from (repayments of) short-term
  borrowings, net                                              108          (13)
Proceeds from exercise of stock options                         31           23
Other                                                           (2)          (2)
                                                           -------      -------
      Net cash used in financing activities                   (635)        (282)
                                                           -------      -------
Effect of exchange rate changes on cash and cash
  equivalents                                                    4            3
                                                           -------      -------
      Net decrease in cash and cash equivalents               (783)        (322)
Cash and cash equivalents at beginning of period             1,178          643
                                                           -------      -------
Cash and cash equivalents at end of period                 $   395      $   321
                                                           =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

      Carnival Corporation and Carnival plc operate as a dual listed company ("DLC"), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities, however, they operate as if they were a single economic enterprise.

      The accompanying consolidated balance sheet at February 28, 2006 and the consolidated statements of operations and cash flows for the three months ended February 28, 2006 and 2005 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2005 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 - Share-Based Compensation

      Effective December 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123")and (ii) all share-based payments granted subsequent to November 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition pursuant to SFAS No. 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. As of December 1, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

      Prior to December 1, 2005, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for the first quarter of fiscal 2005 would have been as follows (in millions, except per share amounts):

Net income, as reported                                                   $ 345
Share-based compensation expense included in net income, as reported          4
Total share-based compensation expense determined under the fair
  value-based method for all awards(a)                                      (18)
                                                                          -----
Pro forma net income for basic earnings per share                           331
Interest on dilutive convertible notes                                       12
                                                                          -----
Pro forma net income for diluted earnings per share                       $ 343
                                                                          =====

Earnings per share
  Basic
    As reported                                                           $0.43
                                                                          =====
    Pro forma                                                             $0.41
                                                                          =====
  Diluted
    As reported                                                           $0.42
                                                                          =====
    Pro forma                                                             $0.40
                                                                          =====

(a) These amounts include the expensing of stock options made to retirement-eligible employees over the expected vesting period of the option.

Stock Incentive Plans

      We issue our share-based compensation awards under Carnival Corporation and Carnival plc stock plans, which have an aggregate of 40.6 million shares available for future grant at February 28, 2006. These plans allow us to issue stock options, restricted stock units and nonvested stock awards (collectively "incentive awards"). Incentive awards are primarily granted to management level employees and members of our Board of Directors. The plans are administered by a committee of our independent directors (the "Committee"), that determines who is eligible to participate, the number of shares for which incentive awards are to be granted and the amounts that may be exercised within a specified term. These plans allow us to fulfill our incentive award obligations using shares purchased in the open market, or with unissued or treasury shares. The total share-based compensation expense was $20 million for the quarter ended February 28, 2006, of which $18 million has been included in the Consolidated Statements of Operations as selling, general and administrative expenses and $2 million as cruise payroll expense.

      Stock Option Plans

      The stock option exercise price is generally set by the Committee at 100% or more of the fair market value of the underlying common stock/ordinary shares on the date the option is granted. All stock options granted during the three months ended February 28, 2006 and 2005 were granted at an exercise price per share equal to or greater than the fair market value of the Carnival Corporation common stock and Carnival plc ordinary shares on the date of grant. Generally employee options either vest evenly over five years or at the end of three years. Our employee options granted prior to October 2005 have a ten-year term and those options granted thereafter have a seven-year term. Carnival Corporation director options granted subsequent to fiscal 2000 vest evenly over five years and have a ten-year term.

      As permitted by SFAS No. 123 and SFAS No. 123(R), the fair values of options were estimated using the Black-Scholes option-pricing model. The Black-Scholes weighted-average assumptions were as follows:

                                                 Three Months ended February 28,
                                                 -------------------------------
                                                        2006        2005
                                                        ----        ----
Fair value of options at the
  dates of grant                                       $12.63      $14.17
                                                       ======      ======
Risk free interest rate(a)                               4.24%       3.85%
                                                       ======      ======
Expected dividend yield                                  2.20%       1.53%
                                                       ======      ======
Expected volatility(b)                                   26.5%       27.0%
                                                       ======      ======
Expected option life (in years)(c)                       4.75        4.67
                                                       ======      ======

(a) The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

(b) In addition to the historical volatility we also consider the implied volatilities derived from our exchange traded options and convertible notes in determining our expected volatility assumption since we believe these implied market volatilities should be considered in estimating our expected future volatilities.

(c) The average expected life was based on the contractual term of the option and expected employee exercise behavior.

      A combined summary of Carnival Corporation and Carnival plc stock option activity was as follows:

                                            Weighted-      Weighted-Average      Aggregate
                                            Average           Remaining          Intrinsic
                             Shares      Exercise Price    Contractual Term      Value(a)
                             ------      --------------    ----------------      --------
                                                              (in years)       (in millions)
Outstanding at
  November 30, 2005        20,058,252         $39.15
Granted                       672,512         $54.99
Exercised(b)               (1,027,746)        $28.79
Forfeited or expired         (110,534)        $42.12
                           -----------
Outstanding at
  February 28, 2006(c)     19,592,484         $40.27              6.6              $223
                           ==========
Exercisable at
  February 28, 2006(d)      8,791,682         $37.34                               $126

(a) The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

(b) Included 98,000 of Carnival plc options of which 78,000 had a sterling denominated exercise price.

(c) Included 3.7 million of Carnival plc options at a weighted-average exercise price of $41.57 per share, based on the February 28, 2006 U.S. dollar to sterling exchange rate.

(d) Included 0.9 million of Carnival plc options at a weighted-average exercise price of $29.80 per share, based on the February 28, 2006 U.S. dollar to sterling exchange rate.

      As of February 28, 2006, there was $111 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years.

      Nonvested Stock and Restricted Stock Units

      Nonvested stock generally has the same rights as Carnival Corporation common stock, except for transfer restrictions and forfeiture provisions. In prior periods, unearned stock compensation was recorded within shareholders' equity at the date of award based on the quoted market price of the Carnival Corporation common stock on the date of grant and is amortized to expense using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date. Upon adoption of SFAS No. 123(R), the $13 million of unearned stock compensation as of November 30, 2005 was required to be charged against additional paid-in capital. The shares granted to the officers and non-executive board members either have three or five-year cliff vesting terms or vest evenly over five years after the grant date.

      In addition, Carnival Corporation and Carnival plc issue restricted stock units ("RSUs"), which do not have an exercise price, and either vest evenly over five years or at the end of three or five years. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Carnival Corporation or Carnival plc shares on the date of grant, and is expensed using the straight-line method from the grant date through the earlier of the vesting date or the employees' estimated retirement eligibility date. RSUs granted prior to fiscal 2006 are expensed over the vesting period of the RSU.

      During the three months ended February 28, 2006 the nonvested stock and RSUs activity was as follows:

                               Nonvested Stock         Restricted Stock Units
                            ----------------------     ------------------------
                                        Weighted-                    Weighted-
                                        Average                      Average
                                        Grant Date                   Grant Date
                            Shares      Fair Value     Shares        Fair Value
                            ------      ----------     ------        ----------

Outstanding at
  November 30, 2005         966,417       $36.28       159,117       $44.56
Granted                     110,000       $53.71       269,610       $52.46
Vested                     (130,000)      $30.16       (47,319)      $30.07
                           --------                    -------
Outstanding at
  February 28, 2006         946,417       $39.14       381,408       $51.94
                           ========                    =======

      As of February 28, 2006, there was $27 million of total unrecognized compensation cost related to nonvested stock and RSUs. The cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 3 - Dry-dock

      Commencing with the first quarter of fiscal 2006, we changed the period over which we amortize our deferred dry-dock costs to the length of time between dry-docks, which is generally two to three years, instead of amortizing them generally over one to two years. This change in estimate reflects the lengthening of the time between dry-docks, resulting from regulatory changes and technological enhancements to our ships, which have enabled us to extend the period between dry-docks within the parameters of the existing regulations. As a result of this change in estimate, our other ship operating expenses for the three months ended February 28, 2006 was reduced by $21 million and our diluted earnings per share was increased by $0.025 compared to what our 2006 dry-dock amortization would have been without this change.

NOTE 4 - Debt

      During the three months ended February 28, 2006, $65 million of our zero-coupon convertible notes were converted at their accreted value into 1.9 million shares of Carnival Corporation common stock.

NOTE 5 - Contingencies

      Litigation

      As of March 2006, five separate lawsuits had been filed against either Carnival Corporation or Princess Cruise Lines, Ltd. in the U.S. on behalf of some current and former crew members alleging that Carnival Cruise Lines and Princess Cruises failed to pay the plaintiffs for overtime. These suits generally seek payment of (i) damages for breach of contract or restitution for back wages, (ii) damages under the Seaman's Wage Act and (iii) interest. The ultimate outcomes of these matters cannot be determined at this time. However, we believe we have meritorious defenses and we intend to vigorously defend these lawsuits.

      In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in New York on behalf of James Jacobs and a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of (i) damages, (ii) disgorgement of alleged profits and
(iii) an injunction against future infringement. The ultimate outcome of this matter cannot be determined at this time. However, we intend to vigorously defend this lawsuit.

      In April 2003, Festival Crociere S.p.A. ("Festival") commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg ("CFI") seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have been granted leave to intervene in the Festival Action and filed a Statement in Intervention with the CFI. Festival was declared bankrupt in May 2004 and Festival did not submit observations on our Statement in Intervention. In December 2005, Festival's trustee was denied authorization to continue pursuing this matter by the bankruptcy court. In January 2006, the CFI sought the parties' views on a possible termination of the proceedings. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction. However, the ultimate outcome of this matter cannot be determined at this time.

      In 2002 and 2004, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisement referred to in the 2002 Facsimile Complaint that reference a Carnival Cruise Line product was not sent by Carnival Corporation, but rather was distributed by a professional faxing company at the behest of a third party travel agency. The faxes involved in the 2004 case were sent to a travel agency with whom we had conducted business. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the Facsimile Complaints cannot be determined at this time. We believe, however, that we have meritorious defenses and we will continue to vigorously defend against these actions.

      Costa Cruises ("Costa") instituted arbitration proceedings in Italy in 2000 to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship in November 2000. Costa also gave notice of termination of the contract in January 2001. It is expected that the arbitration tribunal's decision will be made in 2007 at the earliest. In the event that an award is given in favor of Cammell Laird, the amount of damages, which Costa would have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

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

      Contingent Obligations

      At February 28, 2006, Carnival Corporation had contingent obligations totaling approximately $1.1 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from another AA rated financial institution for $275 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, Carnival Corporation would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, it would be required to provide a standby letter of credit for $76 million, or alternatively provide mortgages in the aggregate amount of $76 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of February 28, 2006, have to pay a total of $171 million in stipulated damages. As of February 28, 2006, $180 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us.

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

      War Risk Insurance

      During the first quarter of fiscal 2006 we obtained additional war risk insurance, subject to coverage limits, deductibles and exclusions for claims such as those arising from chemical and biological attacks, to cover damage or loss to all of our 36 previously uninsured ships, including terrorist risks. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, underwriters can give seven days notice to the insured that the policies can be cancelled.

NOTE 6 - Comprehensive Income

      Comprehensive income was as follows (in millions):

                                                                 Three Months
                                                              Ended February 28,
                                                              ------------------
                                                                2006      2005
                                                                ----      ----

Net income                                                     $ 280     $ 345
Items included in accumulated other comprehensive income
  Foreign currency translation adjustment                         10        (3)
  Changes related to cash flow derivative hedges                   4        11
                                                               -----     -----
Total comprehensive income                                     $ 294     $ 353
                                                               =====     =====

NOTE 7 - Segment Information

      Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including products and services they provide. Our other segment primarily represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

      Selected segment information for our cruise and other segments was as follows (in millions):

                                              Three Months Ended February 28,
                             -----------------------------------------------------------------
                                                           Selling     Depreciation   Operating
                                           Operating      and admin-       and          income
                             Revenues       expenses      istrative    amortization     (loss)
                             --------       --------      ---------    ------------     ------
2006
Cruise                       $ 2,450        $ 1,474        $   353       $   224       $   399
Other                             16             18             12             8           (22)
Intersegment elimination          (5)            (5)
                             -------        -------        -------       -------       -------
                             $ 2,461        $ 1,487        $   365       $   232       $   377
                             =======        =======        =======       =======       =======

2005
Cruise                       $ 2,387        $ 1,412        $   322       $   213       $   440
Other                             12             14             12             8           (22)
Intersegment elimination          (3)            (3)
                             -------        -------        -------       -------       -------
                             $ 2,396        $ 1,423        $   334       $   221       $   418
                             =======        =======        =======       =======       =======

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                                 Three Months
                                                              Ended February 28,
                                                              ------------------
                                                              2006          2005
                                                              ----          ----

Net income                                                   $ 280         $ 345
Interest on dilutive convertible notes                           6            12
                                                             -----         -----
Net income for diluted earnings per share                    $ 286         $ 357
                                                             =====         =====

Weighted-average common and ordinary
  shares outstanding                                           809           805
Dilutive effect of convertible notes                            26            44
Dilutive effect of stock plans                                   3             6
                                                             -----         -----
Diluted weighted-average shares
  outstanding                                                  838           855
                                                             =====         =====

Basic earnings per share                                     $0.35         $0.43
                                                             =====         =====
Diluted earnings per share                                   $0.34         $0.42
                                                             =====         =====

      Options to purchase 2.2 million and 1.4 million shares for the three months ended February 28, 2006 and 2005, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

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

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day ("ALBD"), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

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

      - the implementation of U.S. regulations requiring U.S. citizens to obtain passports for travel to or from additional foreign destinations;

      - the international political and economic climate, armed conflicts, terrorist attacks and threats thereof, availability of air service, other world events and adverse publicity, and their impact on the demand for cruises;

      - accidents and other incidents affecting the health, safety, security and vacation satisfaction of passengers, including machinery and equipment failures, which could cause the alteration of itineraries or cancellation of a cruise or series of cruises and the impact of the spread of contagious diseases;

      - changing consumer preferences, which may, among other things, adversely impact the demand for cruises;

      - our ability to implement our shipbuilding programs and brand strategies and to continue to expand our business worldwide;

      - our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

      - our ability to obtain financing on terms that are favorable or consistent with our expectations;

      - the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and fuel, food, payroll, insurance and security costs;

      -     the impact of pending or threatened litigation;

      - changes in the environmental, health, safety, security, tax and other regulatory regimes under which we operate;

      -     continued availability of attractive port destinations;

      -     our ability to successfully implement cost reduction plans;

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

Key Performance Indicators and Critical Accounting Estimates

      We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use "net cruise revenues" rather than "gross cruise revenues." We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined, except for the impact of changing prices.

      Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. In calculating net cruise costs, we exclude the same variable costs that are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in these two non-GAAP financial measures.

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year's comparable quarter rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non-U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating exchange rate environment. On a constant dollar basis, net cruise revenues and net cruise costs would be $1.98 billion and $1.35 billion for the three months ended February 28, 2006, respectively. On a constant dollar basis, gross cruise revenues and gross cruise costs would be $2.51 billion and $1.88 billion for the three months ended February 28, 2006, respectively. In addition to our two non-GAAP financial measures discussed above, our non-U.S. cruise operations' depreciation and net interest expense were impacted by the changes in exchange rates for the three months ended February 28, 2006 compared to February 28, 2005.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2005 joint Annual Report on Form 10-K.

Outlook for Remainder of Fiscal 2006

      As of March 23, 2006 we said that we expected our diluted earnings per share for the second quarter of 2006 would be approximately $0.48 to $0.50 and approximately $2.90 to $3.00 for the 2006 full year. Our guidance was based on the then current forward fuel price curve of $331 per metric ton for the second quarter of 2006 and $336 per metric ton for the last nine months of fiscal 2006. In addition, this guidance was also based on currency exchange rates of $1.19 to the euro and $1.75 to sterling.

      Subsequent to the preparation of the earnings guidance noted above, Princess Cruises' Star Princess had a fire onboard, which resulted in significant damage to the ship. After completing a damage assessment, we have decided to take the ship out of service in order to have the necessary repairs completed. The ship is expected to return to service on May 15, 2006, the date of its first scheduled European cruise. We estimate that the cancelled cruises and damages caused by the fire will result in approximately a $0.04 to $0.05 reduction to our second quarter and 2006 full year diluted earnings per share guidance.

      Our 2006 outlook includes the impact of two accounting matters. Commencing with the first quarter of fiscal 2006, we began to recognize share-based compensation expense in our statement of operations. The increase in our 2006 full year share-based compensation expense is expected to be approximately $55 million compared to our reported fiscal 2005 share-based compensation expense. We will continue to expense share-based compensation in future periods pursuant to SFAS No. 123(R) requirements. Also commencing in the first quarter of fiscal 2006, we changed the period over which we amortize our deferred dry-dock costs. This change in estimate is expected to reduce our fiscal 2006 dry-dock amortization by approximately $63 million, compared to what our amortization was expected to be without the change. However, this change is expected to reduce fiscal 2006 dry-dock amortization by approximately $40 million, compared to normal average levels of dry-dock amortization. The reduction in our 2006 amortization expense will not be a recurring benefit, as our dry-dock amortization will start to move back to its higher more normal levels over the next 2 to 3 years.

      The year-over-year percentage increase in our ALBD capacity, resulting from new ships entering service, is expected to be 4.5%, 5.1% and 5.7% for the second, third and fourth quarters of 2006, respectively, based on ships currently on order and net of both the expected sale of the Pacific Sky by P&O Cruises Australia in May 2006 and the temporary removal from service of the Star Princess.

Seasonality

      Our revenue from the sale of passenger tickets is seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. Substantially all of Holland America Tours' and Princess Tours' revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Selected Information and Non-GAAP Financial Measures

      Selected information was as follows:

                                              Three Months Ended February 28,
                                              -------------------------------
                                                   2006             2005
                                                   ----             ----

Passengers carried (in thousands)(a)                 1,523            1,619
                                               ===========      ===========
Occupancy percentage                                 104.2%           103.8%
                                               ===========      ===========
Fuel cost per metric ton                       $       319      $       196
                                               ===========      ===========

(a) Passengers carried in 2006 are less than 2005 because 2006 does not include any passengers for the three ships chartered to the Military Sealift Command ("MSC") in connection with the Hurricane Katrina relief efforts.

      Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

                                              Three Months Ended February 28,
                                              -------------------------------
                                                   2006             2005
                                                   ----             ----
                                          (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets                            $     1,908      $     1,841
  Onboard and other                                    542              546
                                               -----------      -----------
Gross cruise revenues                                2,450            2,387
Less cruise costs
  Commissions, transportation and other               (412)            (431)
  Onboard and other                                    (98)             (96)
                                               -----------      -----------
Net cruise revenues                            $     1,940      $     1,860
                                               ===========      ===========

ALBDs                                           11,936,438       11,586,444
                                               ===========      ===========

Gross revenue yields                           $    205.28      $    206.07
                                               ===========      ===========

Net revenue yields                             $    162.50      $    160.59
                                               ===========      ===========

      Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                                           Three Months Ended February 28,
                                                           -------------------------------
                                                                2006             2005
                                                                ----             ----
                                                    (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses                                   $     1,474      $     1,412
Cruise selling and administrative expenses                          353              322
                                                            -----------      -----------
Gross cruise costs                                                1,827            1,734
Less cruise costs included in net cruise revenues
  Commissions, transportation and other                            (412)            (431)
  Onboard and other                                                 (98)             (96)
                                                            -----------      -----------
Net cruise costs                                            $     1,317      $     1,207
                                                            ===========      ===========

ALBDs                                                        11,936,438       11,586,444
                                                            ===========      ===========

Gross cruise costs per ALBD                                 $    153.00      $    149.62
                                                            ===========      ===========

Net cruise costs per ALBD                                   $    110.23      $    104.13
                                                            ===========      ===========

Three Months Ended February 28, 2006 ("2006") Compared to the Three Months Ended February 28, 2005 ("2005")

      Revenues

      Net cruise revenues increased $80 million, or 4.3%, to $1.94 billion in 2006 from $1.86 billion in 2005. The 3.0% increase in ALBDs between 2005 and 2006 accounted for $56 million of the increase, and the remaining $24 million was from increased net revenue yields, which increased 1.2% in 2006 compared to 2005 (gross revenue yields decreased by 0.4%). Net revenue yields increased in 2006 primarily from higher cruise ticket prices and a 0.4% increase in occupancy, partially offset by the stronger U.S. dollar relative to the euro and sterling. In addition, the higher net revenue yield was in part due to the non-recurrence in 2006 of the cancellation of the higher yielding P&O Cruises Aurora world cruise. Net revenue yields as measured on a constant dollar basis, increased 3.3% in 2006. The strengthening of the U.S. dollar against the euro and sterling had a significant impact on our net revenue yields because a considerable portion of our business is transacted in those currencies. Gross cruise revenues increased $63 million, or 2.6%, in 2006 to $2.45 billion from $2.39 billion in 2005 for largely the same reasons as net cruise revenues.

      Onboard and other revenues included concession revenues of $66 million in 2006 and $69 million in 2005. Onboard and other revenues decreased $4 million in 2006 compared to 2005, primarily because we chartered three ships to the MSC, which did not generate onboard revenue in 2006 as the entire charter price was recorded in passenger ticket revenues, the disruption to our Cozumel port facility caused by hurricane Wilma, which adversely impacted our shore excursion revenues in 2006, and the stronger U.S. dollar. This decrease was partially offset by the 3.0% increase in ALBDs.

      Costs and Expenses

      Net cruise costs increased $110 million, or 9.1%, to $1.32 billion in 2006 from $1.21 billion in 2005. The 3.0% increase in ALBDs between 2005 and 2006 accounted for $36 million of the increase, and the balance of $74 million was from increased net cruise costs per ALBD, which increased 5.9% in 2006 compared to 2005 (gross cruise costs per ALBD increased 2.3%). Net cruise costs per ALBD increased primarily due to a $123 increase in fuel cost per metric ton, or 63%, to $319 per metric ton in 2006 and a $17 million increase in share-based compensation expense, which was substantially all a result of the adoption of SFAS No. 123(R) (see Note 2 in the accompanying financial statements). This increase was partially offset by a stronger U.S. dollar relative to the euro and sterling in 2006 and the $21 million decrease in dry-dock amortization primarily as a result of lengthening the period over which dry-dock costs are recognized (see Note 3 in the accompanying financial statements). Net cruise costs per ALBD as measured on a constant dollar basis compared to 2005 increased 8.4% in 2006, and increased 2.1%, excluding fuel costs, compared to 2005. Gross cruise costs increased $93 million, or 5.4%, in 2006 to $1.83 billion from $1.73 billion in 2005.

      Depreciation and amortization expense increased by $11 million, or 5.0%, to $232 million in 2006 from $221 million in 2005 largely due to the 3.0% increase in ALBDs through the addition of new ships, and ship improvement expenditures, partially offset by the impact of a stronger U.S. dollar.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, decreased $10 million to $78 million in 2006 from $88 million in 2005. This decrease was primarily due to lower average borrowings.

      Other expense in 2006 included a $10 million expense for the write-down of a non-cruise investment and a $5 million provision for a litigation reserve. Other income in 2005 included $7 million from the settlement of litigation associated with the DLC transaction.

      Income Taxes

      Income tax expense increased by $17 million from 2005 to $14 million in 2006 from a $3 million benefit in 2005 primarily because we recorded $21 million for U.S. federal and state income taxes related to the MSC charter, which ended in early March 2006. This expense was partially offset by the tax benefit generated by the 2006 first quarter seasonal loss of our Alaska tour operation.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $613 million of net cash from operations during the three months ended February 28, 2006, an increase of $70 million, or 12.9%, compared to fiscal 2005. We continue to generate substantial cash from operations and remain in a strong financial position, thus providing us with substantial financial flexibility in meeting operating, investing and financing needs.

      During the first quarter of 2006, our net expenditures for capital projects were $757 million, of which $588 million was spent for our ongoing new shipbuilding program, including the $324 million final delivery payment for Holland America Line's Noordam. The remaining capital expenditures consisted primarily of $120 million for ship improvements and refurbishments, and $49 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During the three months ended February 28, 2006, we repaid $570 million of long-term debt, which included $512 million of Costa's indebtedness. We also paid cash dividends of $202 million during the first quarter of 2006.

      Future Commitments and Funding Sources

      Our contractual cash obligations remained generally unchanged at February 28, 2006 compared to November 30, 2005, including ship construction contracts entered into in December 2005, except for changes to our debt and the Noordam delivery payment as noted above. As of November 30, 2005, we had contractual cash obligations on our variable-rate debt, including interest swapped from a fixed-rate to a variable rate, using the forward interest rate curve for the terms of the loans, as follows (in millions): $86, $73, $37, $29, $21 and $37 in fiscal 2006 through 2010 and thereafter, respectively.

      At February 28, 2006, we had liquidity of $4.24 billion, which consisted of $406 million of cash, cash equivalents and short-term investments, $1.93 billion available for borrowing under our revolving credit facility, and $1.91 billion under committed ship financing facilities. Our revolving credit facility matures in 2010. A key to our access to liquidity is the maintenance of our strong credit ratings.

      Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. In addition, based on our future forecasted operating results and cash flows for fiscal 2006, we expect to be in compliance with our debt covenants during the remainder of fiscal 2006. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, those factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. We cannot be certain that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

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

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2006, that they were effective as described above.

      Changes in Internal Control over Financial Reporting

      There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      In February and March 2006, lawsuits were filed against Carnival Corporation and Princess Cruise Lines, Ltd., in the U.S. District Court for the Central District of California on behalf of some current and former crew members alleging that the cruise lines failed to pay the plaintiffs for overtime. These suits seek payment of (i) damages and/or restitution for back wages, (ii) damages under the Seaman's Wage Act, (iii) interest and (iv) injunctive relief. We believe we have meritorious defenses to these claims and we intend to vigorously defend these lawsuits.

      An action filed by some current and former Carnival Cruise Lines crew members in March 2005 was previously reported in the Carnival Corporation & plc 2005 joint Annual Report on Form 10-K. As previously reported, the plaintiffs filed an appeal of their overtime wages claim to the Eleventh Circuit U.S. Court of Appeals. The appeal is scheduled for oral argument on May 17, 2006.

      An action referred to as the Festival Action was previously reported in the Carnival Corporation & plc 2005 joint Annual Report on Form 10-K. As previously reported, Festival was declared bankrupt in May 2004. In December 2005, Festival's trustee was denied authorization to continue pursuing this matter by the bankruptcy court. In January 2006, the Court of First Instance of the European communities in Luxembourg sought the parties' views on a possible termination of the proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During 2004, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares commencing in 2005 subject to certain repurchase restrictions on Carnival plc shares. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. All shares were repurchased pursuant to this publicly announced program. At February 28, 2006 and March 27, 2006, the remaining availability pursuant to our share repurchase program was $614 million and $493 million, respectively. During the 2006 first quarter, there were no repurchases of Carnival Corporation common stock and/or Carnival plc ordinary shares.

      During the three months ended February 28, 2006 $65 million of our zero-coupon convertible notes were converted, at their accreted value into 1.9 million shares of Carnival Corporation common stock, of which 1.8 million were issued from treasury stock. The issuance was exempt from registration under
Section 3(a)(9) of the Securities Act of 1933, as amended.

      Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

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

      10.1 Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.

      10.2 Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.

      10.3 Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.

      10.4 Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.

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

Dated: March 28, 2006                     Dated: March 28, 2006