Form 10-Q
period 2006-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2006-09-29
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

   Commission file number: 1-9610            Commission file number: 1-15136

         Carnival Corporation                          Carnival plc
    ----------------------------              ----------------------------
    (Exact name of registrant as              (Exact name of registrant as
      specified in its charter)                 specified in its charter)

          Republic of Panama                         England and Wales
   -------------------------------            -------------------------------
   (State or other jurisdiction of            (State or other jurisdiction of
   incorporation or organization)             incorporation or organization)

             59-1562976                                  98-0357772
         -------------------                         -------------------
          (I.R.S. Employer                           (I.R.S. Employer
         Identification No.)                         Identification No.)

       3655 N.W. 87th Avenue                 Carnival House, 5 Gainsford Street,
     Miami, Florida  33178-2428                London SE1 2NE, United Kingdom
       (Address of principal                       (Address of principal
         executive offices)                          executive offices)
             (Zip Code)                                  (Zip Code)

           (305) 599-2600                           011 44 20 7940 5381
   -------------------------------            -------------------------------
   (Registrant's telephone number,            (Registrant's telephone number,
         including area code)                       including area code)

                None                                         None
    ----------------------------                ----------------------------
    (Former name, former address                (Former name, former address
     and former fiscal year, if                  and former fiscal year, if
     changed since last report)                  changed since last report)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated filers |X|
Accelerated filers |_|   Non-Accelerated filers |_|

      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

   At September 25, 2006 Carnival      At September 25, 2006, Carnival plc had
   Corporation had outstanding         outstanding 212,929,868 Ordinary Shares
   622,435,526 shares of Common        $1.66 par value, one Special Voting
   Stock, $.01 par value.              Share, GBP 1.00 par value and 622,435,526
                                       Trust Shares of beneficial interest in
                                       the P&O Princess Special Voting Trust.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)


                                                  Nine Months            Three Months
                                                Ended August 31,       Ended August 31,
                                                ----------------       ----------------
                                                2006       2005        2006       2005
                                                ----       ----        ----       ----
                                                         (Notes                 (Notes
                                                          1 & 2)                 1 & 2)

Revenues
  Cruise
    Passenger tickets                           $6,825   $6,446        $2,894   $2,700
    Onboard and other                            1,847    1,766           709      656
  Other                                            357      309           302      251
                                                ------   ------        ------   ------
                                                 9,029    8,521         3,905    3,607
                                                ------   ------        ------   ------
Costs and Expenses
  Operating
    Cruise
      Commissions, transportation and other      1,351    1,278           538      475
      Onboard and other                            326      311           128      118
      Payroll and related                          854      844           294      297
      Fuel                                         707      491           243      189
      Food                                         479      464           168      160
      Other ship operating                       1,135    1,063           398      359
    Other                                          259      215           206      162
                                                ------   ------        ------   ------
    Total                                        5,111    4,666         1,975    1,760
  Selling and administrative                     1,054      978           335      300
  Depreciation and amortization                    727      672           255      226
                                                ------   ------        ------   ------
                                                 6,892    6,316         2,565    2,286
                                                ------   ------        ------   ------

Operating Income                                 2,137    2,205         1,340    1,321
                                                ------   ------        ------   ------
Nonoperating (Expense) Income
  Interest income                                   17       19             5       10
  Interest expense, net of
    capitalized interest                          (232)    (250)          (81)     (82)
  Other expense, net                               (17)     (15)           (1)     (23)
                                                ------   ------        ------   ------
                                                  (232)    (246)          (77)     (95)
                                                ------   ------        ------   ------

Income Before Income Taxes                       1,905    1,959         1,263    1,226

Income Tax Expense, Net                            (42)     (42)          (31)     (45)
                                                ------   ------        ------   ------

Net Income                                      $1,863   $1,917        $1,232   $1,181
                                                ======   ======        ======   ======
Earnings Per Share
  Basic                                         $ 2.32   $ 2.38        $ 1.55   $ 1.46
                                                ======   ======        ======   ======
  Diluted                                       $ 2.25   $ 2.29        $ 1.49   $ 1.40
                                                ======   ======        ======   ======

Dividends Per Share                             $ 0.75   $ 0.55        $ 0.25   $ 0.20
                                                ======   ======        ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

                                     CARNIVAL CORPORATION & PLC
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
                                   (in millions, except par values)


                                                          August 31,      November 30,
ASSETS                                                       2006            2005
                                                             ----            ----
                                                                            (Notes
                                                                             1 & 2)
Current Assets
  Cash and cash equivalents                                 $   594        $ 1,178
  Trade and other receivables, net                              396            430
  Inventories                                                   278            250
  Prepaid expenses and other                                    283            263
                                                            -------        -------
    Total current assets                                      1,551          2,121
                                                            -------        -------

Property and Equipment, Net                                  23,263         21,312

Goodwill                                                      3,281          3,206

Trademarks                                                    1,311          1,282

Other Assets                                                    460            428
                                                            -------        -------
                                                            $29,866        $28,349
                                                            =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                     $   567       $    300
  Current portion of long-term debt                             215          1,042
  Convertible debt subject to current put option                220            283
  Accounts payable                                              498            477
  Accrued liabilities and other                                 984          1,032
  Customer deposits                                           2,326          2,051
                                                            -------        -------
    Total current liabilities                                 4,810          5,185
                                                            -------        -------

Long-Term Debt                                                6,556          5,727

Other Long-Term Liabilities and Deferred Income                 621            554

Contingencies (Note 5)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
    value; 1,960 shares authorized; 640 shares at 2006
     and 639 shares at 2005 issued                                6              6
  Ordinary shares of Carnival plc; $1.66 par value;
    226 shares authorized; 213 shares at 2006 and
    212 shares at 2005 issued                                   354            353
  Additional paid-in capital                                  7,438          7,381
  Retained earnings                                          11,402         10,141
  Unearned stock compensation                                                  (13)
  Accumulated other comprehensive income                        522            159
  Treasury stock; 17 shares at 2006 and 2 shares at 2005
    of Carnival Corporation and 42 shares at 2006 and
    2005 of Carnival plc, at cost                            (1,843)        (1,144)
                                                            -------        -------
      Total shareholders' equity                             17,879         16,883
                                                            -------        -------
                                                            $29,866        $28,349
                                                            =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                         Nine Months Ended August 31,
                                                         ----------------------------
                                                               2006       2005
                                                               ----       ----
                                                                         (Notes
                                                                          1 & 2)
OPERATING ACTIVITIES
Net income                                                    $1,863     $1,917
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                                727        672
    Share-based compensation                                      50         10
    Non-cruise investment write-down                              10         22
    Accretion of original issue discount                           7         16
    Other                                                          1          1
Changes in operating assets and liabilities
    Receivables                                                   26       (117)
    Inventories                                                  (21)       (16)
    Prepaid expenses and other                                   (23)       (84)
    Accounts payable                                              11         37
    Accrued and other liabilities                                (54)        80
    Customer deposits                                            231        254
                                                              ------     ------
      Net cash provided by operating activities                2,828      2,792
                                                              ------     ------
INVESTING ACTIVITIES
Additions to property and equipment                           (2,182)    (1,632)
Purchases of short-term investments                              (12)      (865)
Sales of short-term investments                                             648
Other, net                                                         1          5
                                                              ------     ------
      Net cash used in investing activities                   (2,193)    (1,844)
                                                              ------     ------
FINANCING ACTIVITIES
Principal repayments of long-term debt                        (1,030)    (1,068)
Proceeds from (repayments of) short-term
  borrowings, net                                                791       (133)
Purchases of treasury stock                                     (793)       (30)
Dividends paid                                                  (605)      (402)
Proceeds from issuance of long-term debt                         352      1,151
Proceeds from exercise of stock options                           42         52
Other                                                              4         (7)
                                                              ------     ------
      Net cash used in financing activities                   (1,239)      (437)
                                                              ------     ------
Effect of exchange rate changes on cash and cash
  equivalents                                                     20        (15)
                                                              ------     ------
      Net (decrease) increase in cash and cash equivalents      (584)       496
Cash and cash equivalents at beginning of period               1,178        643
                                                              ------     ------
Cash and cash equivalents at end of period                    $  594     $1,139
                                                              ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate as a dual listed company ("DLC"), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation's articles of incorporation and by-laws and Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities; however, they operate as if they were a single economic enterprise.

      The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

      The accompanying consolidated balance sheet at August 31, 2006, the consolidated statements of operations for the nine and three months ended August 31, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended August 31, 2006 and 2005 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2005 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

      Our sale to passengers of air and other transportation to and from our ships and the related cost of purchasing this service is recorded as cruise passenger ticket revenues and cruise transportation costs, respectively, in the accompanying Consolidated Statements of Operations. The proceeds that we collect from the sale of third party shore excursions and on behalf of onboard concessionaires, net of the amounts remitted to them, are recorded as concession revenues, on a net basis, in onboard and other cruise revenues. Transportation and shore excursion revenues and costs are recognized on voyage completion for voyages with durations of ten nights or less, and on a pro rata basis for voyages in excess of ten nights.

      We have reclassified certain statement of operations, cash flow and balance sheet prior period amounts to conform them to the current period presentation primarily as a result of our adopting a new chart of accounts in conjunction with our initial implementation of a new worldwide accounting system in the 2006 second quarter. During this implementation we identified certain classification differences among our operating subsidiaries and, accordingly, we have recorded the appropriate reclassifications in the prior periods to improve comparability.

NOTE 2 - Dry-docking

      During the second quarter of 2006 we elected to change our method of accounting for dry-dock costs from the deferral method, under which we amortized our deferred dry-dock costs over the estimated period of benefit between dry-docks, to the direct expense method, under which we expense all dry-dock costs as incurred. We believe the direct method is preferable as it eliminates the significant amount of time and subjectivity that is needed to determine which costs and activities related to dry-docking should be deferred. In connection with adopting this change in accounting policy, we elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections", which requires that we report changes in accounting policy by retrospectively applying the new policies to all prior periods presented, unless it is impractical to determine the prior period impacts. Accordingly, we have adjusted our previously reported financial information for all periods presented for this change in dry-dock policy. The effects of this change in accounting policy were as follows (in millions, except for earnings per share):

Consolidated Statements of Operations

                                                 Nine Months Ended August 31,
                                              2006                            2005
                                 ------------------------------   -----------------------------
                                 Deferral     Direct    Effect    Deferral   Direct     Effect
                                 Method(a)    Method  of Change   Method(b)  Method   of Change
                                 ------       ------  ---------   ------     ------   ---------
Other ship operating expenses     $ 1,092    $ 1,135    $   43    $ 1,076   $ 1,063    $  (13)
Net income                        $ 1,906    $ 1,863    $  (43)   $ 1,904   $ 1,917    $   13
Earnings per share
  Basic                           $  2.37    $  2.32    $(0.05)   $  2.36   $  2.38    $ 0.02
                                  =======    =======    ======    =======   =======    ======
  Diluted                         $  2.30    $  2.25    $(0.05)   $  2.27   $  2.29    $ 0.02
                                  =======    =======    ======    =======   =======    ======


                                                 Three Months Ended August 31,
                                              2006                            2005
                                 ------------------------------   -----------------------------
                                 Deferral     Direct    Effect    Deferral   Direct     Effect
                                 Method(a)    Method  of Change   Method(b)  Method   of Change
                                 ------       ------  ---------   ------     ------   ---------
Other ship operating expenses     $   404    $   398    $   (6)   $   389   $   359    $  (30)
Net income                        $ 1,226    $ 1,232    $    6    $ 1,151   $ 1,181    $   30
Earnings per share
  Basic                           $  1.54    $  1.55    $ 0.01    $  1.43   $  1.46    $ 0.03
                                  =======    =======    ======    =======   =======    ======
  Diluted                         $  1.48    $  1.49    $ 0.01    $  1.36   $  1.40    $ 0.04
                                  =======    =======    ======    =======   =======    ======


Consolidated Balance Sheets

                                         August 31, 2006                November 30, 2005
                                 ------------------------------   -----------------------------
                                 Deferral     Direct    Effect    Deferral   Direct    Effect
                                 Method(a)    Method  of Change   Method(b)  Method   of Change
                                 ------       ------  ---------   ------     ------   ---------
Prepaid expenses and other        $   283    $   283              $   352   $   263    $  (89)
Other assets                      $   595    $   460   $  (135)   $   428   $   428
Retained earnings                 $11,537    $11,402   $  (135)   $10,233   $10,141    $  (92)

(a) The amounts disclosed under the deferral method for the nine and three month periods ended August 31, 2006 and at August 31, 2006 are based on the estimated effect of not changing our dry-dock accounting method to the direct expense method for these current periods. Accordingly, these estimated current period amounts have not been previously reported, but are being disclosed in accordance with the requirements of SFAS No. 154.

(b) In order to simplify comparisons, the amounts shown under the previously reported deferral method have been adjusted to include the reclassifications that were made as a result of our adopting a new chart of accounts (see Note
    1).

      In addition, retained earnings at November 30, 2004 decreased by $88 million to $8.54 billion from $8.62 billion, as a result of this change in accounting method.

NOTE 3 - Share-Based Compensation

      Effective December 1, 2005, we adopted the provisions of SFAS No. 123(revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of, December 1, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (ii) all share-based payments granted subsequent to November 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period, when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123(R), we are required to estimate the amount of expected forfeitures, which we estimate based on historical forfeiture experience, when calculating compensation cost, instead of accounting for forfeitures as incurred, which was our previous method. As of December 1, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. The effect of adopting SFAS 123(R) has been to reduce our net income by approximately $41 million and $13 million and our basic and diluted earnings per share by $0.05 and $0.02 for the nine and three months ended August 31, 2006, respectively. Prior periods are not restated under this transition method.

      Prior to December 1, 2005, we accounted for share-based compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock/ ordinary shares at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for 2005 would have been as follows (in millions, except per share amounts):

                                                        Nine Months Ended   Three Months Ended
                                                         August 31, 2005      August 31, 2005
                                                         ---------------      ---------------
Net income, as reported                                       $1,917                $1,181
Share-based compensation expense included in
  net income, as reported                                          8                     3
Total share-based compensation expense determined
  under the fair value-based method for all awards               (57)                  (20)
                                                              ------                ------
Pro forma net income for basic earnings per share              1,868                 1,164
Interest on dilutive convertible notes                            37                    12
                                                              ------                ------
Pro forma net income for diluted earnings per share           $1,905                $1,176
                                                              ======                ======
Earnings per share
  Basic
    As reported                                                $2.38                 $1.46
                                                               =====                 =====
    Pro forma                                                  $2.32                 $1.44
                                                               =====                 =====
  Diluted
    As reported                                                $2.29                 $1.40
                                                               =====                 =====
    Pro forma                                                  $2.24                 $1.38
                                                               =====                 =====

Stock Incentive Plans

      We issue our share-based compensation awards under the Carnival Corporation and Carnival plc stock plans, which have an aggregate of 40.6 million shares available for future grant at August 31, 2006. These plans allow us to issue stock options, restricted stock awards and restricted stock units (collectively "incentive awards"). Incentive awards are primarily granted to management level employees and members of our Board of Directors. The plans are administered by a committee of our independent directors (the "Committee"), that determines who is eligible to participate, the number of shares for which incentive awards are to be granted and the amounts that may be exercised within a specified term. These plans allow us to fulfill our incentive award obligations using shares purchased in the open market, or with unissued or treasury shares. The total share-based compensation expense was $50 million and $16 million for the nine and three months ended August 31, 2006, respectively, of which $44 million and $14 million has been included in the Consolidated Statements of Operations as selling, general and administrative expenses and $6 million and $2 million as cruise payroll expenses, respectively.

      Stock Option Plans

      The Committee generally sets stock option exercise prices at 100% or more of the fair market value of the underlying common stock/ordinary shares on the date the option is granted. All stock options granted during the nine and three months ended August 31, 2006 and 2005 were granted at an exercise price per share equal to or greater than the fair market value of the Carnival Corporation common stock and Carnival plc ordinary shares on the date of grant. Generally employee options either vest evenly over five years or at the end of three years. Our employee options granted prior to October 2005 have a ten-year term and those options granted thereafter have a seven-year term. Since fiscal 2001, Carnival Corporation director options vest evenly over five years and have a ten-year term.

      As permitted by SFAS No. 123 and SFAS No. 123(R), the fair values of options were estimated using the Black-Scholes option-pricing model. The Black-Scholes weighted-average values and assumptions were as follows:

                                    Nine Months ended August 31,    Three Months ended August 31,
                                    ---------------------------     ----------------------------
                                         2006         2005                2006         2005
                                         ----         ----                ----         ----
Fair value of options at the
  dates of grant                        $12.25       $14.14              $ 9.18       $13.15
                                        ======       ======              ======       ======
Risk free interest rate(a)                4.29%        3.89%               4.72%        4.17%
                                        ======       ======              ======       ======
Expected dividend yield                   2.31%        1.58%               3.25%        2.47%
                                        ======       ======              ======       ======
Expected volatility(b)                    26.8%        27.0%               29.5%        27.0%
                                        ======       ======              ======       ======
Expected option life (in years)(c)        4.75         4.69                4.75         5.75
                                        ======       ======              ======       ======

(a) The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

(b) The expected volatility is based on a weighting of the historical volatility of our common stock and the implied volatilities derived from our exchange traded options and convertible notes.

(c) The average expected life was based on the contractual term of the option and expected employee exercise behavior.

      A combined summary of Carnival Corporation and Carnival plc stock option activity during the nine months ended August 31, 2006 was as follows:

                                         Weighted-       Weighted-Average     Aggregate
                                          Average            Remaining        Intrinsic
                          Shares      Exercise Price     Contractual Term      Value(a)
                          ------      --------------     ----------------      -----
                                                            (in years)      (in millions)
Outstanding at
  November 30, 2005     20,058,252       $  39.15
Granted                    756,512       $  56.34
Exercised               (1,484,153)      $  28.94
Forfeited or expired      (545,989)      $  41.41
                        ----------
Outstanding at
  August 31, 2006       18,784,622       $  41.21                 6.1          $    79
                        ==========                            =======          =======
Exercisable at
  August 31, 2006        9,302,207       $  37.37                              $    57
                        ==========                                             =======

(a) The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price as of August 31, 2006.

      As of the dates of exercise, the total intrinsic value of options exercised were $33 million ($37 million in 2005) and $3 million ($11 million in 2005) for the nine and three months ended August 31, 2006, respectively. As of August 31, 2006, there was $82 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

      Restricted Stock Awards and Restricted Stock Units

      Restricted stock awards ("RSAs") generally have the same rights as Carnival Corporation common stock, except for transfer restrictions and forfeiture provisions. In prior periods, unearned stock compensation was recorded within shareholders' equity at the date of award based on the quoted market price of the Carnival Corporation common stock on the date of grant. Upon adoption of SFAS No. 123(R), the $13 million of unearned stock compensation as of November 30, 2005 was required to be charged against additional paid-in capital. RSAs have been granted to certain officers and non-executive board members and either have three or five-year cliff vesting or vest evenly over five years after the grant date. In addition, Carnival Corporation and Carnival plc grant restricted stock units ("RSUs"), which do not have an exercise price, and either vest evenly over five years or at the end of three or five years after the grant date. The share-based compensation expense associated with RSAs and RSUs is based on the quoted market price of the Carnival Corporation or Carnival plc shares on the date of grant, and is amortized to expense using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date.

      During the nine months ended August 31, 2006 RSA and RSU activity was as follows:

                             Restricted Stock Awards        Restricted Stock Units
                             -----------------------        ----------------------
                                        Weighted-                       Weighted-
                                        Average                         Average
                                        Grant Date                      Grant Date
                              Shares    Fair Value          Shares      Fair Value
                              ------    ----------          ------      ----------
Outstanding at
  November 30, 2005           966,417     $36.28            159,117       $44.56
Granted                       150,000     $49.64            274,022       $52.38
Vested                       (243,667)    $31.20            (47,319)      $30.07
Forfeited                                                    (6,736)      $51.76
                              -------                       -------
Outstanding at
  August 31, 2006             872,750     $39.99            379,084       $51.89
                              =======                       =======

      As of August 31, 2006, there was $22 million of total unrecognized compensation cost related to RSAs and RSUs. This cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 4 - Debt

      At August 31, 2006, our short-term borrowings consisted of commercial paper obligations of $245 million and bank loans of 139 million euros ($177 million U.S. dollars at the August 31, 2006 exchange rate) and $145 million with an aggregate weighted-average interest rate of 4.7%.

      During the nine months ended August 31, 2006, $69 million of our zero-coupon convertible notes were converted into 2.1 million shares of Carnival Corporation common stock, of which 1.9 million shares were issued from treasury stock.

      The Carnival Corporation common stock trigger price of $43.05, which is required to be met in order to allow the conversion of the Carnival Corporation 2% convertible notes, was not met for the defined duration of time in the third quarter of fiscal 2006 and, accordingly, these notes are not convertible during the fourth quarter of fiscal 2006.

      In May 2006, we borrowed $352 million under an unsecured term loan facility, which proceeds were used to pay a portion of the Crown Princess purchase price. This facility bears interest at 4.51% and is repayable in semi-annual installments through May 2018.

It is our current intention to refinance 441 million euros ($566 million U.S. dollars at the August 31, 2006 exchange rate) of our outstanding euro commercial paper obligations. Since we have the current ability to use our long-term revolving credit facility to refinance this amount on a long-term basis, it has been classified as long-term debt in the accompanying August 31, 2006 balance sheet. Our decision to refinance this debt was made subsequent to August 31, 2006 and, accordingly, the net cash proceeds received under this euro commercial paper program through August 31, 2006 have been classified as proceeds from short-term borrowings in the accompanying statements of cash flows.

NOTE 5 - Contingencies

      Litigation

      On September 21, 2006, a class action complaint was filed by J. B. Miller on behalf of a purported class of past passengers against Holland America Line ("HAL") in the U.S. The complaint alleges that HAL (i) failed to disclose that shore excursion vendors paid HAL to promote their services as required by an Alaska statute, and (ii) collected and retained payment from passengers for Passenger Vessel Services Act ("PSVA") violations in certain instances when HAL did not actually incur the fines. The complaint seeks (i) certification as a class action, (ii) statutory damages under Alaska's consumer protection statutes, (iii) damages for each PSVA fine collected and additional damages for each PSVA fine collected where no fine was imposed, (iv) injunctive relief and (v) attorneys' fees, costs and interest. The ultimate outcome of this action cannot be determined at this time. However, we believe that we have meritorious defenses to these claims and intend to vigorously defend this matter.

      As of August 31, 2006, three separate actions had been filed against each of Carnival Corporation and Princess Cruise Lines, Ltd. ("Princess") in the U.S. on behalf of some current and former crew members alleging that Carnival Cruise Lines and Princess Cruises failed to timely pay the plaintiffs for overtime and other wages due (the "Wage Actions"). These six actions generally seek payment of (i) damages for breach of contract or restitution for back wages, (ii) damages under the Seaman's Wage Act and (iii) interest. In May 2006, we entered into a settlement agreement for two of the three cases pending against Carnival Corporation, which is subject to final court approval. There can be no assurance that such approval will be obtained. However, the court has granted preliminary approval of the settlement. The third action against Carnival Corporation is currently stayed pending final approval of the settlement agreement reached in May 2006. Once final approval is granted this third action against Carnival Corporation will be dismissed by the plaintiff. The settlement agreement required us to establish a settlement fund, the ultimate net amount of which was estimated and recorded as an expense in the first quarter of 2006. In September 2006, we entered into a settlement agreement for one of the three cases pending against Princess, which is subject to final court approval. There can be no assurance that such approval will be obtained. The settlement agreement requires us to establish a settlement fund, the ultimate net amount of which was estimated and recorded as an expense in the third quarter of 2006. Summary judgment was granted in favor of Princess in one of its three actions and an appeal by the plaintiff is expected. The ultimate outcome of the remaining Princess action cannot be determined at this time. However, we believe that we have meritorious defenses and we intend to vigorously defend this Princess action.

      In January 2006, an action was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in New York on behalf of James Jacobs and a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The action seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. In the event that an award is given in favor of the plaintiffs, the amount of damages, if any, which Carnival Corporation and its subsidiaries and affiliates would have to pay is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

      In 2002 and 2004, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The 2002 case has been settled pending execution of the settlement agreement. The ultimate outcome of the remaining Facsimile Complaint cannot be determined at this time. However, we believe that we have meritorious defenses and we will continue to vigorously defend this action.

      Costa Cruises ("Costa") instituted arbitration proceedings in Italy in 2000 to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship in November 2000. Costa also gave notice of termination of the contract in January 2001. It is expected that the arbitration tribunal's decision will be made by February 2007 at the latest. In the event that an award is given in favor of Cammell Laird, the amount of damages, if any, which Costa would have to pay, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

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

      Contingent Obligations

      At August 31, 2006, Carnival Corporation had contingent obligations totaling approximately $1.1 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from an AA rated financial institution for $281 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. In certain cases, if the credit ratings of the major financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to move those funds being held by those institutions to other financial institutions whose credit ratings are AA- or above. If Carnival Corporation's credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $79 million, or alternatively provide mortgages in the aggregate amount of $79 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of August 31, 2006, have to pay a total of $171 million in stipulated damages. As of August 31, 2006, $180 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

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

      War Risk Insurance

      During the first quarter of fiscal 2006 we obtained additional war risk insurance, subject to coverage limits, deductibles and exclusions for claims such as those arising from chemical and biological attacks, to cover damage or loss to all of our 36 previously uninsured ships, including terrorist risks. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, underwriters can give seven days notice to the insured that the policies will be cancelled.

NOTE 6 - Comprehensive Income

     Comprehensive income was as follows (in millions):

                                                           Nine Months        Three Months
                                                         Ended August 31,    Ended August 31,
                                                         ---------------     ---------------
                                                         2006       2005     2006       2005
                                                         ----       ----     ----       ----
Net income                                               $1,863   $1,917     $1,232   $1,181
Items included in accumulated other comprehensive
    income
  Foreign currency translation adjustment                   351     (273)        42      (96)
  Changes related to cash flow derivative hedges             12        2         (2)       8
                                                         ------   ------     ------   ------
Total comprehensive income                               $2,226   $1,646     $1,272   $1,093
                                                         ======   ======     ======   ======

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

      Selected segment information for our cruise and other segments was as follows (in millions):

                                          Nine Months Ended August 31,
                           ------------------------------------------------------------
                                                  Selling     Depreciation
                                     Operating   and admin-       and        Operating
                           Revenues   expenses   istrative    amortization     income
                           --------   --------   ---------    ------------     ------
2006
----
Cruise                      $8,672     $4,852      $1,023          $702        $2,095
Other                          449        351          31            25            42
Intersegment elimination       (92)       (92)
                            ------     ------      ------          ----        ------
                            $9,029     $5,111      $1,054          $727        $2,137
                            ======     ======      ======          ====        ======

2005
----
Cruise                      $8,212     $4,451      $  943          $651        $2,167
Other                          401        307          35            21            38
Intersegment elimination       (92)       (92)
                            ------     ------      ------          ----        ------
                            $8,521     $4,666      $  978          $672        $2,205
                            ======     ======      ======          ====        ======


                                          Three Months Ended August 31,
                           ------------------------------------------------------------
                                                  Selling     Depreciation
                                     Operating   and admin-       and        Operating
                           Revenues   expenses   istrative    amortization     income
                           --------   --------   ---------    ------------     ------
2006
----
Cruise                      $3,603     $1,769      $  324          $246        $1,264
Other                          380        284          11             9            76
Intersegment elimination       (78)       (78)
                            ------     ------      ------          ----        ------
                            $3,905     $1,975      $  335          $255        $1,340
                            ======     ======      ======          ====        ======

2005
----
Cruise                      $3,356     $1,598      $  289          $219        $1,250
Other                          329        240          11             7            71
Intersegment elimination       (78)       (78)
                            ------     ------      ------          ----        ------
                            $3,607     $1,760      $  300          $226        $1,321
                            ======     ======      ======          ====        ======

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                  Nine Months          Three Months
                                                Ended August 31,     Ended August 31,
                                                ---------------      ---------------
                                                 2006     2005        2006     2005
                                                 ----     ----        ----     ----
Net income                                      $1,863   $1,917      $1,232   $1,181
Interest on dilutive convertible notes              27       37           9       12
                                                ------   ------      ------   ------
Net income for diluted earnings per share       $1,890   $1,954      $1,241   $1,193
                                                ======   ======      ======   ======
Weighted-average common and ordinary
  shares outstanding                               804      805         797      806
Dilutive effect of convertible notes                33       43          32       43
Dilutive effect of stock plans                       2        6           2        5
                                                 -----    -----       -----    -----
Diluted weighted-average shares
  outstanding                                      839      854         831      854
                                                 =====    =====       =====    =====

Basic earnings per share                         $2.32    $2.38       $1.55    $1.46
                                                 =====    =====       =====    =====
Diluted earnings per share                       $2.25    $2.29       $1.49    $1.40
                                                 =====    =====       =====    =====

      Options to purchase 5.7 million (2.2 million in 2005) and 11.3 million (2.2 million in 2005) shares for the nine and three months ended August 31, 2006, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

NOTE 9 - Recent Accounting Pronouncement

      In June, 2006 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is required to be implemented at the beginning of a fiscal year and is effective for Carnival Corporation & plc for fiscal 2008, although early adoption is permitted. We have not yet determined the impact of adopting FIN 48 on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this joint Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Act"). You can find many, but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day ("ALBD"), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

  - risks associated with the DLC structure, including the uncertainty of its tax status;
  - general economic and business conditions, which may impact levels of disposable income of consumers and thereby impact the net revenue yields for our cruise brands;
  - conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and increases in capacity offered by cruise ship and land-based vacation alternatives;
  -  risks associated with operating internationally;
  - the international political and economic climate, armed conflicts, terrorist attacks and threats thereof, availability of air service, other world events and adverse publicity, and their impact on the demand for cruises;
  - accidents, unusual weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof), which could cause the alteration of itineraries or cancellation of a cruise or series of cruises and the impact of the spread of contagious diseases, affecting the health, safety, security and vacation satisfaction of passengers;
  - changing consumer preferences, which may, among other things, adversely impact the demand for cruises;
  - our ability to implement our shipbuilding programs and brand strategies and to continue to expand our business worldwide;
  - our future operating cash flow may not be sufficient to fund future obligations and we may not be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations;
  - our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;
  - the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and fuel, food, payroll, insurance and security costs;
  -  the impact of pending or threatened litigation;
  - changes in and compliance with the environmental, health, safety, security, tax and other regulatory regimes under which we operate, including the implementation of U.S. regulations requiring U.S. citizens to obtain passports for travel to or from additional foreign destinations;
  -  continued availability of attractive port destinations;
  -  our ability to successfully implement cost reduction plans; and
  - continuing financial viability of our travel agent distribution system and air service providers.

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

Key Performance Indicators and Critical Accounting Estimates

      We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use "net cruise revenues" rather than "gross cruise revenues." We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard and other revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined, except for the impact of changing prices.

      Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. In calculating net cruise costs, we exclude the same variable costs that are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in these two non-GAAP financial measures.

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year's comparable period rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non-U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating exchange rate environment.

      On a constant dollar basis, net cruise revenues and net cruise costs would be $7.03 billion and $4.23 billion for the nine months ended August 31, 2006 and $2.90 billion and $1.41 billion for the three months ended August 31, 2006, respectively. On a constant dollar basis, gross cruise revenues and gross cruise costs would be $8.72 billion and $5.93 billion for the nine months ended August 31, 2006 and $3.56 billion and $2.07 billion for the three months ended August 31, 2006, respectively. In addition to our two non-GAAP financial measures discussed above, our non-U.S. cruise operations' depreciation and net interest expense were impacted by the changes in exchange rates for the nine and three months ended August 31, 2006 compared to the prior periods' rates.

      All the prior periods financial information presented herein have been adjusted to reflect the retrospective application of the change in our method of accounting for dry-dock costs and for certain reclassifications, as more fully discussed in Notes 1 and 2 in the accompanying financial statements.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2005 joint Annual Report on Form 10-K.

Forward Outlook

      As of September 21, 2006 we said that we expected our diluted earnings per share for the fourth quarter of 2006 would be approximately $0.46 to $0.48. Our guidance was based on the then current forward fuel price curve of $323 per metric ton for the fourth quarter of 2006, which is in line with the average price for the 2005 fourth quarter. In addition, this guidance was also based on currency exchange rates of $1.27 to the euro and $1.87 to sterling.

      Looking into early 2007, overall booking levels on a capacity adjusted basis, for the first quarter of 2007 are modestly down compared to the same period last year. The sluggish demand for the Caribbean is continuing into the first quarter of 2007 causing North American booking levels to be behind last year, while business for our European brands for that period is running ahead of last year's pace. For the first quarter of 2007 we are expecting overall net revenue yields will be flat to down slightly on a constant-dollar basis due to the continued softness in demand for Caribbean cruises, partially offset by stronger yields from the European brands.

      Excluding any future ship orders, the year-over-year percentage increase in our ALBD capacity for the 2006 fourth quarter and the full years 2007, 2008, 2009 and 2010, resulting substantially all from new ships entering service, is currently expected to be 5.5%, 8.5%, 7.9%, 7.2% and 6.2%, respectively.

Seasonality

      Our revenues and significant variable costs from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for dry-docking, which we typically schedule during non-peak demand periods. Substantially all of Holland America Tours' and Princess Tours' revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Selected Information and Non-GAAP Financial Measures

     Selected information was as follows:

                                    Nine Months Ended August 31,   Three Months Ended August 31,
                                    ----------------------------   -----------------------------
                                          2006        2005               2006         2005
                                          ----        ----               ----         ----
Passengers carried (in thousands)        5,237(a)    5,260              2,012        1,953
                                         =====       =====              =====        =====
Occupancy percentage                     107.0%(a)   106.6%             111.0%       110.9%
                                         =====       =====              =====        =====
Fuel cost per metric ton                 $ 341       $ 239              $ 350        $ 271
                                         =====       =====              =====        =====

(a) Passengers carried in 2006 are lower than 2005 because 2006 does not include any passengers for the three ships chartered to the Military Sealift Command ("MSC") in the 2006 first quarter in connection with the Hurricane Katrina relief efforts. Occupancy percentage includes the three ships chartered to the MSC at 100% occupancy.

      Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:


                                   Nine Months Ended August 31,   Three Months Ended August 31,
                                   ----------------------------   -----------------------------
                                         2006        2005               2006         2005
                                         ----        ----               ----         ----
                                             (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets                     $6,825      $6,446             $2,894       $2,700
  Onboard and other                      1,847       1,766                709          656
                                        ------      ------             ------       ------
Gross cruise revenues                    8,672       8,212              3,603        3,356
Less cruise costs
  Commissions, transportation
    and other                           (1,351)     (1,278)              (538)        (475)
  Onboard and other                       (326)       (311)              (128)        (118)
                                        ------      ------             ------      -------
Net cruise revenues                     $6,995      $6,623             $2,937       $2,763
                                        ======      ======             ======       ======

ALBDs                               37,116,575  35,595,494         12,937,155   12,297,220
                                    ==========  ==========         ==========   ==========

Gross revenue yields                   $233.64     $230.72            $278.50      $272.90
                                       =======     =======            =======      =======

Net revenue yields                     $188.44     $186.07            $227.06      $224.72
                                       =======     =======            =======      =======

      Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                   Nine Months Ended August 31,   Three Months Ended August 31,
                                         2006        2005               2006         2005
                                         ----        ----               ----         ----
                                          (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses               $4,852      $4,451             $1,769       $1,598
Cruise selling and administrative
  expenses                               1,023         943                324          289
                                        ------      ------             ------       ------
Gross cruise costs                       5,875       5,394              2,093        1,887
Less cruise costs included in net
  cruise revenues
    Commissions, transportation
      and other                         (1,351)     (1,278)              (538)        (475)
    Onboard and other                     (326)       (311)              (128)        (118)
                                        ------      ------             ------       ------
Net cruise costs                        $4,198      $3,805             $1,427       $1,294
                                        ======      ======             ======       ======

ALBDs                               37,116,575  35,595,494         12,937,155   12,297,220
                                    ==========  ==========         ==========   ==========

Gross cruise costs per ALBD            $158.29     $151.54            $161.83      $153.49
                                       =======     =======            =======      =======

Net cruise costs per ALBD              $113.09     $106.89            $110.38      $105.31
                                       =======     =======            =======      =======

Nine Months Ended August 31, 2006 ("2006") Compared to the Nine Months Ended August 31, 2005 ("2005")

      Revenues

      Net cruise revenues increased $372 million, or 5.6%, to $7.00 billion in 2006 from $6.62 billion in 2005. The 4.3% increase in ALBDs between 2005 and 2006 accounted for $283 million of the increase, and the remaining $89 million was from increased net revenue yields, which increased 1.3% in 2006 compared to 2005 (gross revenue yields also increased by 1.3%). Net revenue yields increased in 2006 primarily from higher cruise ticket prices and, to a lesser extent, a 0.4% increase in occupancy. In addition, net revenue yields in 2005 were reduced in part by the cancellation of the higher yielding P&O Cruises Aurora world cruise. Currency exchange rates also had a negative impact on our net revenue yields in 2006 because a portion of our business is transacted in foreign currencies. Net revenue yields as measured on a constant dollar basis increased 1.7% in 2006 compared to 2005. Gross cruise revenues increased $460 million, or 5.6%, in 2006 to $8.67 billion from $8.21 billion in 2005 for largely the same reasons as net cruise revenues.

      The MSC charter in the first quarter of 2006 resulted in lower onboard revenues and higher cruise ticket revenues because the charters did not generate onboard revenues as the entire charter price was recorded in passenger ticket revenues. Onboard and other revenues included concession revenues of $521 million in 2006 and $484 million in 2005.

      Other non-cruise revenues increased $48 million, or 12.0%, to $449 million in 2006 from $401 million in 2005 primarily due to the increase in the number of cruise/tours sold.

      Costs and Expenses

      Net cruise costs increased $393 million, or 10.3%, to $4.20 billion in 2006 from $3.81 billion in 2005. The 4.3% increase in ALBDs between 2005 and 2006 accounted for $163 million of the increase whereas $230 million was from increased net cruise costs per ALBD, which increased 5.8% in 2006 compared to 2005 (gross cruise costs per ALBD increased 4.5%). Net cruise costs per ALBD increased primarily due to a $102 increase in fuel cost per metric ton, or 43%, to $341 per metric ton in 2006, which resulted in an additional $211 million of expense, and a $41 million increase in share-based compensation expense, which was substantially all a result of the adoption of SFAS No. 123(R) (see Note 3 in the accompanying financial statements). This increase was partially offset by the non-recurrence in 2006 of a $23 million Merchant Navy Officers Pension Fund ("MNOPF") contribution and the impact of currency exchange rates. Net cruise costs per ALBD as measured on a constant dollar basis increased 6.7% in 2006 compared to 2005. On a constant dollar basis, net cruise costs per ALBD, excluding increased fuel prices, increased 1.4% compared to 2005. Gross cruise costs increased $481 million, or 8.9%, in 2006 to $5.88 billion from $5.39 billion in 2005 for largely the same reasons as net cruise costs.

      Other non-cruise operating expense increased $44 million, or 14.3%, to $351 million in 2006 from $307 million in 2005 primarily due to the increase in the number of cruise/tours sold.

      Depreciation and amortization expense increased by $55 million, or 8.2%, to $727 million in 2006 from $672 million in 2005 largely due to the 4.3% increase in ALBDs through the addition of new ships, and additional ship improvement expenditures.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, decreased $3 million to $242 million in 2006 from $245 million in 2005. This decrease was primarily due to lower average borrowings, partially offset by the impact of higher average interest rates on borrowings. Capitalized interest increased $13 million during 2006 compared to 2005 primarily due to higher average levels of investment in ship construction projects and higher average interest rates on borrowings.

      Other expense in 2006 included a $10 million expense for the write-down of a non-cruise investment, partially offset by a $4 million gain on the subsequent sale of this investment, and a $6 million provision for litigation reserves. Other expense in 2005 included a $22 million expense for the write-down of a non-cruise investment, which was recorded in the 2005 third quarter, partially offset by $7 million in income from the settlement of litigation associated with the DLC transaction.

Three Months Ended August 31, 2006 ("2006") Compared to the Three Months Ended August 31, 2005 ("2005")

      Revenues

      Net cruise revenues increased $174 million, or 6.3%, to $2.94 billion in 2006 from $2.76 billion in 2005. The 5.2% increase in ALBDs between 2005 and 2006 accounted for $144 million of the increase, and the remaining $30 million was from increased net revenue yields, which increased 1.0% in 2006 compared to 2005 primarily due to the weaker U.S. dollar relative to the euro and sterling and slightly higher onboard spending. This increase was partially offset by a $13 million reduction in the MSC charter cruise revenues (see income taxes discussion below).

      Our 2006 cruise ticket prices for Caribbean itineraries were less than 2005, which was offset by price increases we achieved primarily from our Alaska and European cruises. We believe that this reduction in Caribbean pricing was the result of weaker consumer demand caused primarily from the lingering effects of the unusually strong 2005 hurricane season and higher fuel and other costs adverse impacts on our customers' discretionary income. Net revenue yields as measured on a constant dollar basis were flat in 2006 compared to 2005. Gross cruise revenues increased $247 million, or 7.4%, in 2006 to $3.60 billion from $3.36 billion in 2005 for largely the same reasons as net cruise revenues. Onboard and other revenues included concession revenues of $224 million in 2006 and $201 million in 2005.

      Other non-cruise revenues increased $51 million, or 15.5%, to $380 million in 2006 from $329 million in 2005 primarily due to the increase in the number of cruise/tours sold.

      Costs and Expenses

      Net cruise costs increased $133 million, or 10.3%, to $1.43 billion in 2006 from $1.29 billion in 2005. The 5.2% increase in ALBDs between 2005 and 2006 accounted for $67 million of the increase, and the balance of $66 million was from increased net cruise costs per ALBD, which increased 4.8% in 2006 compared to 2005 (gross cruise costs per ALBD increased 5.4%). Net cruise costs per ALBD increased primarily due to a $79 increase in fuel cost per metric ton, or 29%, to $350 per metric ton in 2006, which resulted in an additional $55 million of expense, a weaker U.S. dollar relative to the euro and sterling in 2006, and a $13 million increase in share-based compensation expense, which was substantially all a result of the adoption of SFAS No. 123(R). This increase was partially offset by the non-recurrence in 2006 of the $23 million MNOPF contribution. Net cruise costs per ALBD as measured on a constant dollar basis increased 3.8% in 2006 compared to 2005. On a constant dollar basis, net cruise costs per ALBD excluding increased fuel prices were flat. Gross cruise costs increased $206 million, or 10.9%, in 2006 to $2.09 billion from $1.89 billion in 2005 for largely the same reasons as net cruise costs.

      Other non-cruise operating expense increased $44 million, or 18.3%, to $284 million in 2006 from $240 million in 2005 primarily due to the increase in the number of cruise/tours sold.

      Depreciation and amortization expense increased by $29 million, or 12.8%, to $255 million in 2006 from $226 million in 2005 largely due to the 5.2% increase in ALBDs through the addition of new ships, and additional ship improvement expenditures.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, increased $9 million to $85 million in 2006 from $76 million in 2005. This increase was primarily due to lower average invested cash balances and higher average interest rates on borrowings. Capitalized interest increased $5 million during 2006 compared to 2005 primarily due to higher average levels of investment in ship construction projects and higher average interest rates on borrowings.

      Income Taxes

      Income tax expense decreased by $14 million to $31 million in 2006 from $45 million in 2005 as a result of a $13 million tax adjustment related to the MSC charter. This reduction in income taxes was offset by a reduction in cruise revenues, and, accordingly, had no impact on our 2006 third quarter net income.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $2.83 billion of net cash from operations during the nine months ended August 31, 2006, an increase of $36 million, or 1.3%, compared to fiscal 2005. We continue to generate substantial cash from operations and remain in a strong financial position, thus providing us with substantial financial flexibility in meeting operating, investing and financing needs.

      During the nine months ended August 31, 2006, our net expenditures for capital projects were $2.18 billion, of which $1.82 billion was spent for our ongoing new shipbuilding program, including $1.22 billion for the final delivery payments for Holland America Line's Noordam, Princess Cruises' Crown Princess and the Costa Concordia. The remaining capital expenditures consisted primarily of $220 million for ship improvements and refurbishments, and $143 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During the nine months ended August 31, 2006, we borrowed $352 million to pay part of the Crown Princess purchase price, and we repaid $1.03 billion of long-term debt, which included $888 million of Costa's indebtedness. We also had net short-term borrowings of $791 million under our commercial paper programs and short-term bank loans during the nine months ended August 31, 2006. Finally, during the first nine months of fiscal 2006 we purchased $793 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions and paid cash dividends of $605 million.

      Future Commitments and Funding Sources

      Our contractual cash obligations remained generally unchanged at August 31, 2006 compared to November 30, 2005, including ship construction contracts entered into in December 2005, except for changes in our debt and the Noordam, Crown Princess and Costa Concordia delivery payments as noted above and the two new ship construction contracts that we entered into in June 2006 as follows:

  - Costa Cruises entered into a contract with Fincantieri for a 2,260 passenger ship, which has an estimated all-in cost of 420 million euros and is expected to enter service in spring 2009.
  - AIDA Cruises entered into a contract with Meyer Werft for a 2,050 passenger ship, which has an estimated all-in cost of 330 million euros and is expected to enter service in spring 2010.

      As of November 30, 2005, we had contractual cash obligations to pay interest on our variable-rate debt, including interest swapped from a fixed-rate to a variable rate, using the forward interest rate curve for the terms of the loans, as follows (in millions): $86, $73, $37, $29, $21 and $37 in fiscal 2006 through 2010 and thereafter, respectively.

      At August 31, 2006, we had liquidity of $3.24 billion, which consisted of $615 million of cash, cash equivalents and short-term investments, $1.28 billion available for borrowing under our revolving credit facility and $1.34 billion under committed ship financing facilities. Our revolving credit facility matures in 2011. A key to our access to liquidity is the maintenance of our strong credit ratings.

      Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. In addition, based on our future forecasted operating results and cash flows for fiscal 2006, we expect to be in compliance with our debt covenants during the remainder of fiscal 2006. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors including, but not limited to, those factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, we cannot be certain that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

Off-Balance Sheet Arrangements

      We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities, which either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Item 4. Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2006, that they were effective as described above.

      Changes in Internal Control over Financial Reporting

      During the three months ended August 31, 2006, we continued with our implementation of a new worldwide accounting system. We expect to substantially complete this implementation across all our existing reporting units during the first half of fiscal 2007.

      There have been changes in our internal control over financial reporting as described above during the quarter ended August 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On September 21, 2006, a class action complaint was filed by J. B. Miller on behalf of a purported class of past passengers against HAL in the U.S. District Court for the Western District of Washington. The complaint alleges that HAL (i) failed to disclose that shore excursion vendors paid HAL to promote their services as required by an Alaska statute, and (ii) collected and retained payment from passengers for PSVA violations in certain instances when HAL did not actually incur the fines. The complaint seeks (i) certification as a class action, (ii) statutory damages under Alaska's consumer protection statutes,
(iii) damages for each PSVA fine collected and additional damages for each PSVA fine collected where no fine was imposed, (iv) injunctive relief and (v) attorneys' fees, costs and interest. We believe that we have meritorious defenses to these claims and intend to vigorously defend this matter.

      A group of actions referred to as the Wage Actions was previously reported in our 2006 first quarter joint Quarterly Report on Form 10-Q. A settlement agreement was entered into for two of the Wage Actions pending against Carnival Corporation in the U.S. District Court for the Southern District of Florida, which is subject to final court approval. A third action against Carnival Corporation, pending in California, will be dismissed once final approval of the Florida cases is granted. There can be no assurance that such approval will be obtained. However, the court has granted preliminary approval of the settlement. The settlement agreement requires us to establish a settlement fund. In September 2006, a settlement agreement was entered into for one of the Wage Actions pending against Princess in the U.S. District Court for the Southern District of Florida, which is subject to court approval. There can be no assurance that such approval will be obtained. The settlement agreement requires Princess to establish a settlement fund. Summary judgment was granted in favor of Princess in another of its three actions and an appeal by the plaintiff is expected.

      Two actions referred to as the Facsimile Complaints were previously reported in our 2005 Annual Report on Form 10-K. The 2002 Facsimile Complaint has been settled pending execution of the settlement agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During the quarter ended August 31, 2006, purchases by Carnival Corporation of Carnival Corporation's equity securities that are registered by it pursuant to Section 12 of the Exchange Act were as follows:

                           Total Number of
                                Shares            Average     Maximum Dollar Value of Shares
                             Purchased in        Price Paid     That May Yet Be Purchased
       Period                Third Quarter       per Share     Under the Plans or Programs(a)
       ------                -------------       ---------     ---------------------------
                                                                      (in millions)
June 1, 2006 through
  June 30, 2006                 3,800,000          $39.17                 $993
July 1, 2006 through
  July 31, 2006                 1,377,400          $41.06                 $911(b)
August 1, 2006 through
  August 31, 2006               2,300,000          $38.69                 $822
                               ----------
Total                           7,477,400          $39.37
                               ==========

(a) During 2004 the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain repurchase restrictions on Carnival plc shares. We completed this $1 billion repurchase program on June 29, 2006. All shares repurchased through June 29, 2006 were repurchased pursuant to the 2004 publicly announced program. A second $1 billion authorization was approved by the Boards of Directors in June 2006 subject to certain restrictions. This program does not have an expiration date and may be discontinued by our Boards of Directors at any time. At September 27, 2006, the remaining availability pursuant to our 2006 share repurchase program was $773 million.
(b) In July, 2006 we also purchased 650,000 ordinary shares of Carnival plc, which are not registered under Section 12 of the Exchange Act, at an average price of $38.65. Carnival plc ordinary shares are listed on the London Stock Exchange.

      During the nine months ended August 31, 2006 $69 million of our zero-coupon convertible notes were converted into 2.1 million shares of Carnival Corporation common stock, of which 1.9 million shares were issued from treasury stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

      Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 5. Other Information

      On September 27, 2006, the termination date of our $1.2 billion, (euro)400 million and (pound)200 million Facilities Agreement, dated October 21, 2005, by and among Carnival Corporation, Carnival plc, The Royal Bank of Scotland plc, as Facilities Agent, and each of the other banks or other institutions party thereto (the "Facilities Agreement"), was extended from October 21, 2010 to October 21, 2011 pursuant to the extension request procedures set forth in the Facilities Agreement.

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

                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION                      CARNIVAL PLC

By:/s/ Micky Arison                       By:/s/ Micky Arison
   ----------------                          ----------------
Micky Arison                              Micky Arison
Chairman of the Board of Directors        Chairman of the Board of Directors
and Chief Executive Officer               and Chief Executive Officer

By:/s/ Howard S. Frank                    By:/s/ Howard S. Frank
   --------------------                      -------------------
Howard S. Frank                           Howard S. Frank
Vice Chairman of the Board of             Vice Chairman of the Board of
Directors and Chief Operating Officer     Directors and Chief Operating Officer

By:/s/ Gerald R. Cahill                   By:/s/ Gerald R. Cahill
   --------------------                      --------------------
Gerald R. Cahill                          Gerald R. Cahill
Executive Vice President                  Executive Vice President
and Chief Financial and                   and Chief Financial and
Accounting Officer                        Accounting Officer

Dated: September 29, 2006                 Dated: September 29, 2006