Form 10-Q
period 2007-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2007-03-30
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 28, 2007

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

Large Accelerated filers |X|  Accelerated filers |_|  Non-Accelerated filers |_|


      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


   At March 26, 2007 Carnival          At March 26, 2007, Carnival plc had
   Corporation had outstanding         outstanding 213,130,388 Ordinary Shares
   623,355,393 shares of Common        $1.66 par value, one Special Voting
   Stock, $.01 par value.              Share, GBP 1.00 par value and 623,355,393
                                       Trust Shares of beneficial interest in
                                       the P&O Princess Special Voting Trust.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)


                                                                Three Months
                                                             Ended February 28,
                                                             -----------------
                                                               2007       2006
                                                               ----       ----

Revenues
  Cruise
    Passenger tickets                                        $ 2,050    $ 1,910
    Onboard and other                                            626        539
  Other                                                           12         14
                                                             -------    -------
                                                               2,688      2,463
                                                             -------    -------
Costs and Expenses
  Operating
    Cruise
      Commissions, transportation and other                      471        408
      Onboard and other                                          111         97
      Payroll and related                                        311        272
      Fuel                                                       220        214
      Food                                                       175        152
      Other ship operating                                       386        357
    Other                                                         17         16
                                                             -------    -------
    Total                                                      1,691      1,516
  Selling and administrative                                     384        366
  Depreciation and amortization                                  260        232
                                                             -------    -------
                                                               2,335      2,114
                                                             -------    -------

Operating Income                                                 353        349
                                                             -------    -------
Nonoperating (Expense) Income
  Interest income                                                 10          7
  Interest expense, net of capitalized interest                  (84)       (76)
  Other expense, net                                                        (15)
                                                             -------    -------
                                                                 (74)       (84)
                                                             -------    -------

Income Before Income Taxes                                       279        265

Income Tax Benefit (Expense), Net                                  4        (14)
                                                             -------    -------

Net Income                                                   $   283    $   251
                                                             =======    =======

Earnings Per Share
  Basic                                                      $  0.36    $  0.31
                                                             =======    =======
  Diluted                                                    $  0.35    $  0.31
                                                             =======    =======

Dividends Per Share                                          $ 0.275    $  0.25
                                                             =======    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in millions, except par values)

                                                             February 28,  November 30,
ASSETS                                                           2007          2006
                                                                 ----          ----
Current Assets
  Cash and cash equivalents                                   $     581     $   1,163
  Short-term investments                                            104            21
  Trade and other receivables, net                                  287           280
  Inventories                                                       265           263
  Prepaid expenses and other                                        272           268
                                                              ---------     ---------
    Total current assets                                          1,509         1,995
                                                              ---------     ---------
Property and Equipment, Net                                      23,837        23,458

Goodwill                                                          3,315         3,313

Trademarks                                                        1,322         1,321

Other Assets                                                        478           465
                                                              ---------     ---------
                                                              $  30,461     $  30,552
                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                       $     271     $     438
  Current portion of long-term debt                               1,197         1,054
  Accounts payable                                                  408           438
  Accrued liabilities and other                                   1,063         1,149
  Customer deposits                                               2,417         2,336
                                                              ---------     ---------
    Total current liabilities                                     5,356         5,415
                                                              ---------     ---------

Long-Term Debt                                                    6,172         6,355

Other Long-Term Liabilities and Deferred Income                     595           572

Contingencies (Note 3)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
    value; 1,960 shares authorized; 642 shares at 2007
    and 641 shares at 2006 issued                                     6             6
  Ordinary shares of Carnival plc; $1.66 par value;
    226 shares authorized; 213 shares at 2007 and
    2006 issued                                                     354           354
  Additional paid-in capital                                      7,527         7,479
  Retained earnings                                              11,665        11,600
  Accumulated other comprehensive income                            673           661
  Treasury stock; 18 shares at 2007 and 2006
    of Carnival Corporation and 42 shares at 2007 and
    2006 of Carnival plc, at cost                                (1,887)       (1,890)
                                                              ---------     ---------
      Total shareholders' equity                                 18,338        18,210
                                                              ---------     ---------
                                                              $  30,461     $  30,552
                                                              =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                       Three Months Ended February 28,
                                                               2007       2006
                                                             -------    -------
                                                                        (Note 1)
OPERATING ACTIVITIES
Net income                                                   $   283    $   251
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                                260        232
    Share-based compensation                                      19         20
    Non-cruise investment write-down                                         10
    Accretion of original issue discount                           2          3
    Other                                                         (1)         3
Changes in operating assets and liabilities
    Receivables                                                   (7)         1
    Inventories                                                   (2)       (16)
    Prepaid expenses and other                                   (19)        24
    Accounts payable                                             (30)       (44)
    Accrued and other liabilities                                 13        (43)
    Customer deposits                                             79        172
                                                             -------    -------
      Net cash provided by operating activities                  597        613
                                                             -------    -------

INVESTING ACTIVITIES
Additions to property and equipment                             (637)      (757)
Purchases of short-term investments                             (241)        (2)
Sales of short-term investments                                  158
Settlement of net investment hedges                              (71)        (1)
Other, net                                                         1         (6)
                                                             -------    -------
      Net cash used in investing activities                     (790)      (766)
                                                             -------    -------

FINANCING ACTIVITIES
Principal repayments of long-term debt                          (395)      (570)
Proceeds from issuance of long-term debt                         360
Dividends paid                                                  (217)      (202)
(Repayments of) proceeds from short-term borrowings, net        (167)       108
Proceeds from exercise of stock options                           29         31
Other                                                             (1)        (1)
                                                             -------    -------
      Net cash used in financing activities                     (391)      (634)
                                                             -------    -------
Effect of exchange rate changes on cash and cash
  equivalents                                                      2          4
                                                             -------    -------
      Net decrease in cash and cash equivalents                 (582)      (783)
Cash and cash equivalents at beginning of period               1,163      1,178
                                                             -------    -------
Cash and cash equivalents at end of period                   $   581    $   395
                                                             =======    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate a dual listed company ("DLC"), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation's articles of incorporation and by-laws and Carnival plc's memorandum of association and articles of association. Although the two companies have retained their separate legal identities they operate as if they were a single economic enterprise.

      The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

      The accompanying consolidated balance sheet at February 28, 2007 and the consolidated statements of operations and cash flows for the three months ended February 28, 2007 and 2006 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2006 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

      We have reclassified certain operating activity amounts in the 2006 Consolidated Statement of Cash Flow to conform them to the current period presentation primarily as a result of our adopting a new chart of accounts in conjunction with our implementation of a new worldwide accounting system and the change in our method of accounting for dry-dock costs from the deferral method to the direct expense method in the 2006 second quarter. During this implementation, we identified certain classification differences among our operating subsidiaries and, accordingly, we have recorded the appropriate reclassifications in the prior period to improve comparability.

NOTE 2 - Debt

      At February 28, 2007, unsecured short-term borrowings consisted of U.S. and euro- denominated bank loans of $244 million and $27 million, respectively, with an aggregate weighted-average interest rate of 5.3%.

      In February 2007, we repaid (pound)165 million ($323 million U.S. dollars at the February 2007 average exchange rate) of variable rate debt prior to its March 2010 maturity date. In addition, in February 2007 we borrowed $360 million under an unsecured term loan facility, which proceeds were used to pay a portion of the Carnival Freedom purchase price. This facility bears interest at 4.75% and is repayable in semi-annual installments through February 2019.

NOTE 3 - Contingencies

      Litigation

      On September 21, 2006, a class action complaint was filed on behalf of a purported class of past passengers against Holland America Line ("HAL") in the U.S. The complaint alleges that HAL (a) failed to disclose that shore excursion vendors paid HAL to promote their services as required by an Alaska statute, and
(b) collected and retained payment from passengers for Passenger Vessel Service Act ("PSVA") violations in certain instances when HAL did not actually incur the fines. The complaint seeks (i) certification as a class action, (ii) statutory damages under Alaska's consumer protection statutes, (iii) damages for each

PSVA fine collected and additional damages for each PSVA fine collected where no fine was imposed, (iv) injunctive relief and (v) attorneys' fees, costs and interest. The ultimate outcome of this action cannot be determined at this time. However, we believe that we have meritorious defenses to these claims and intend to vigorously defend this matter.

      In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in New York on behalf of a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. In the event that an award is given in favor of the plaintiffs, the amount of damages, if any, which Carnival Corporation and its subsidiaries and affiliates would have to pay is not currently determinable. The ultimate outcome of this matter cannot be determined at this time. However, we intend to vigorously defend this matter.

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

      Contingent Obligations

      At February 28, 2007, Carnival Corporation had contingent obligations totaling approximately $1.05 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from AA or higher rated financial institutions for $269 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. In certain cases, if the credit ratings of the major financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to move those funds being held by those institutions to other financial institutions whose credit ratings are AA- or above. If Carnival Corporation's credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $74 million, or alternatively provide mortgages in the aggregate amount of $74 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of February 28, 2007, have to pay a total of $179 million in stipulated damages. As of February 28, 2007, $183 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In addition, in 2004 a $170 million back-up letter of credit was issued in support of these standby letters of credit. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

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

NOTE 4 - Comprehensive Income

     Comprehensive income was as follows (in millions):

                                                                    Three Months
                                                                  Ended February 28,
                                                                  -----------------
                                                                  2007         2006
                                                                  ----         ----
Net income                                                        $283         $251
Items included in accumulated other comprehensive income
  Foreign currency translation adjustment                           13           10
  Changes related to cash flow derivative hedges                    (1)           4
                                                                  ----         ----

Total comprehensive income                                        $295         $265
                                                                  ====         ====

NOTE 5 - Segment Information

      Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including products and services they provide. Substantially all of our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

      Selected segment information for our cruise and other segments was as follows (in millions):

                                           Three Months Ended February 28,
                           --------------------------------------------------------------------
                                                      Selling     Depreciation
                                       Operating     and admin-       and           Operating
                           Revenues    expenses      istrative    amortization    income (loss)
                           --------    ---------     ---------    ------------    -------------
2007
----
Cruise                     $  2,676    $  1,674       $  376         $  251           $  375
Other                            14          19            8              9              (22)
Intersegment elimination         (2)         (2)
                           --------    --------       ------         ------           ------
                           $  2,688    $  1,691       $  384         $  260           $  353
                           ========    ========       ======         ======           ======

2006
----
Cruise                     $  2,449    $  1,500       $  355         $  224           $  370
Other                            16          18           11              8              (21)
Intersegment elimination         (2)         (2)
                           --------    --------       ------         ------           ------
                           $  2,463    $  1,516       $  366         $  232           $  349
                           ========    ========       ======         ======           ======

NOTE 6 - Earnings Per Share

     Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                                     Three Months
                                                                  Ended February 28,
                                                                  -----------------
                                                                  2007         2006
                                                                  ----         ----
Net income                                                       $  283       $  251
Interest on dilutive convertible notes                                8            6
                                                                 ------       ------
Net income for diluted earnings per share                        $  291       $  257
                                                                 ======       ======

Weighted-average common and ordinary shares outstanding             793          809
Dilutive effect of convertible notes                                 33           26
Dilutive effect of stock plans                                        3            3
                                                                  -----        -----
Diluted weighted-average shares outstanding                         829          838
                                                                  =====        =====

Basic earnings per share                                         $ 0.36       $ 0.31
                                                                 ======       ======
Diluted earnings per share                                       $ 0.35       $ 0.31
                                                                 ======       ======

      Options to purchase 3.6 million and 2.2 million shares for the three months ended February 28, 2007 and 2006, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive. In addition, for the three months ended February 28, 2006 our zero-coupon convertible notes were excluded from our calculation of diluted earnings per share since the effect of including them was anti-dilutive.

NOTE 7 - Stock Incentive Awards

      In the 2007 first quarter, we granted 135,000 restricted stock awards and 369,579 restricted stock units at weighted-average grant date fair values of $52.20 and $49.69, respectively. In addition, in February 2007 we granted 207,745 stock options at a weighted-average fair value of $12.10. These stock incentive awards were granted pursuant to our stock incentive plans and vest at the end of three or five years or evenly over a five year period.

NOTE 8 - Recent Accounting Pronouncement

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is required to be implemented at the beginning of a fiscal year and is effective for Carnival Corporation & plc for fiscal 2008. We have not yet determined the impact of adopting FIN 48 on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this joint Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like "will," "may," "believe," "expect," "anticipate," "forecast," "future," "intend," "plan," and "estimate" and similar expressions.

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day ("ALBD"), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

      - general economic and business conditions, which may adversely impact the levels of our potential vacationers' discretionary income and this group's confidence in the U.S. economy, and thereby reduce the net revenue yields for our cruise brands;

      - the international political and economic climate, armed conflicts, terrorist attacks and threats thereof, availability of air service and other world events, and their impact on the demand for cruises;

      - accidents, unusual weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof) which could cause the alteration of itineraries or cancellation of a cruise or series of cruises, and the impact of the spread of contagious diseases, affecting the health, safety, security and vacation satisfaction of passengers;

      - adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for our cruises;

      - conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and increases in capacity offered by cruise ship and land-based vacation alternatives;

      - changing consumer preferences, which may, among other things, adversely impact the demand for cruises;

      - changes in and compliance with the environmental, health, safety, security, tax and other regulatory regimes under which we operate, including the implementation of U.S. regulations requiring U.S. citizens to obtain passports for sea travel to or from additional foreign destinations;

      - the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and fuel, food, insurance, payroll and security costs;

      - our ability to implement our shipbuilding programs and brand strategies and to continue to expand our business worldwide;

      - our future operating cash flow may not be sufficient to fund future obligations and we may not be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations;

      - lack of acceptance of new itineraries, products and services by our guests;

      - our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

      - continuing financial viability of our travel agent distribution system and air service providers;

      - our decisions to self-insure against various risks or inability to obtain insurance for certain risks;

      - disruptions to our software and other information technology systems;

      -     continued availability of attractive port destinations;

      - risks associated with the DLC structure, including the uncertainty of its tax status;

      -     risks associated with operating internationally;

      -     the impact of pending or threatened litigation; and

      -     our ability to successfully implement cost reduction plans.

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

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year's comparable period rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non-U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating currency exchange rate environment.

      On a constant dollar basis, net cruise revenues and net cruise costs would be $2.04 billion and $1.43 billion for the three months ended February 28, 2007, respectively. On a constant dollar basis, gross cruise revenues and gross cruise costs would be $2.60 billion and $1.99 billion for the three months ended February 28, 2007, respectively. In addition, our non-U.S. cruise operations' depreciation and net interest expense were impacted by the changes in exchange rates for the three months ended February 28, 2007, compared to the prior year's comparable quarter.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2006 joint Annual Report on Form 10-K.

Outlook for Remainder of Fiscal 2007

      As of March 16, 2007 we said that we expected our diluted earnings per share for the second quarter and full year of 2007 would be in the range of $0.45 to $0.47 and $2.90 to $3.10, respectively. Our guidance was based on the then current forward fuel price curve of

$318 per metric ton for the last nine months of fiscal 2007. In addition, this guidance was also based on currency exchange rates of $1.32 to the euro and $1.94 to sterling.

      We are not updating our March 16, 2007 guidance as we have not received new internal forecasts from our business units. However, since our last guidance, the forward fuel price curve has moved up to $339 per metric ton (as of March 28, 2007) for the last nine months of fiscal 2007. Based on this forward fuel price and current currency exchange rates of $1.33 to the euro and $1.96 to sterling, our earnings per share for the second quarter and full year of 2007 would decrease by $0.01 and $0.05, respectively.

      Excluding any future ship orders, acquisitions or retirements, the year-over-year percentage increase in our ALBD capacity for the second, third and fourth quarters of 2007, resulting substantially all from new ships entering service, is currently expected to be 9.4%, 9.6% and 5.9%, respectively.

Seasonality

      Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we typically schedule during non-peak demand periods. Substantially all of Holland America Tours' and Princess Tours' revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Selected Information and Non-GAAP Financial Measures

     Selected information was as follows:

                                                    Three Months Ended February 28,
                                                    ------------------------------
                                                        2007              2006
                                                       ------            ------
Passengers carried (in thousands)                       1,750             1,523(a)
                                                       ======            ======
Occupancy percentage                                    104.1%            104.2%(b)
                                                       ======            ======
Fuel cost per metric ton(c)                            $  301            $  319
                                                       ======            ======

(a) Passengers carried in 2006 does not include any passengers for the three ships chartered to the Military Sealift Command in connection with the Hurricane Katrina relief efforts.

(b) Occupancy percentage in 2006 includes the three ships chartered to the MSC at 100% occupancy.

(c) Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

      Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

                                                  Three Months Ended February 28,
                                                  ------------------------------
                                                       2007            2006
                                                   ------------    ------------
                                              (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets                                $      2,050    $      1,910
  Onboard and other                                         626             539
                                                   ------------    ------------
Gross cruise revenues                                     2,676           2,449
Less cruise costs
  Commissions, transportation and other                    (471)           (408)
  Onboard and other                                        (111)            (97)
                                                   ------------    ------------
Net cruise revenues                                $      2,094    $      1,944
                                                   ============    ============
ALBDs(a)                                             12,818,818      11,936,438
                                                   ============    ============
Gross revenue yields                               $     208.72    $     205.15
                                                   ============    ============
Net revenue yields                                 $     163.32    $     162.81
                                                   ============    ============

     Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                                  Three Months Ended February 28,
                                                  ------------------------------
                                                       2007            2006
                                                   ------------    ------------
                                          (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses                          $      1,674    $      1,500
Cruise selling and administrative expenses                  376             355
                                                   ------------    ------------
Gross cruise costs                                        2,050           1,855
Less cruise costs included in net cruise revenues
  Commissions, transportation and other                    (471)           (408)
  Onboard and other                                        (111)            (97)
                                                   ------------    ------------
Net cruise costs                                   $      1,468    $      1,350
                                                   ============    ============
ALBDs(a)                                             12,818,818      11,936,438
                                                   ============    ============
Gross cruise costs per ALBD                        $     159.91    $     155.42
                                                   ============    ============
Net cruise costs per ALBD                          $     114.50    $     113.08
                                                   ============    ============

(a) ALBDs is a standard measure of passenger capacity for the period. It assumes that each cabin we offer for sale accommodates two passengers. ALBDs are computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

Three Months Ended February 28, 2007 ("2007") Compared to the Three Months Ended February 28, 2006 ("2006")

      Revenues

      Net cruise revenues increased $150 million, or 7.7%, to $2.09 billion in 2007 from $1.94 billion in 2006. The 7.4% increase in ALBDs between 2007 and 2006 accounted for $144 million of the increase, and the remaining $6 million was from increased net revenue yields, which increased 0.3% in 2007 compared to 2006 (gross revenue yields increased by 1.7%). Net revenue yields increased in 2007 primarily due to the weaker U.S. dollar relative to the euro and sterling and higher onboard spending. Net revenue yields as measured on a constant dollar basis decreased 2.1% in 2007 compared to 2006. Gross cruise revenues increased $227 million, or 9.3%, in 2007 to $2.68 billion from $2.45 billion in 2006 for largely the same reasons as net cruise revenues, as well as the increase in passenger air ticket prices primarily as a result of increases in air travel costs and changes in cruise itineraries, which required passengers to purchase longer flights, as well as more passengers purchasing air transportation from us.

      Our 2007 cruise ticket prices for most of our North American brands' Caribbean itineraries were less than 2006, particularly for the shorter duration cruises, which was partially offset by price increases we achieved from our European brands' cruises. We believe that this reduction in North American-sourced Caribbean pricing was the result of weaker consumer demand caused primarily from the adverse impacts of higher fuel and other costs and lower real estate values on our mid-market customers' discretionary income. In addition, we believe the lingering effects of the 2005 hurricane season also adversely impacted our Caribbean cruise demand.

      Onboard and other revenues included concession revenues of $166 million in 2007 and $130 million in 2006. Onboard and other revenues increased $87 million in 2007 compared to 2006, primarily because we chartered three ships to the Military Sealift Command in 2006, which did not generate onboard revenue in 2006 as the entire charter price was recorded in passenger ticket revenue. In addition, onboard revenues increased due to an increase in our onboard passenger spending, as well as the weaker U.S. dollar compared to the euro and to sterling.

      Costs and Expenses

      Net cruise costs increased $118 million, or 8.7%, to $1.47 billion in 2007 from $1.35 billion in 2006. The 7.4% increase in ALBDs between 2007 and 2006 accounted for $100 million of the increase. The balance of $18 million was from increased net cruise costs per ALBD, which increased 1.3% in 2007 compared to 2006 (gross cruise costs per ALBD increased 2.9%). Net cruise costs per ALBD increased primarily due to a weaker U.S. dollar relative to the euro and to sterling in 2007 and increased ship damage costs for incidents including the Carnival Cruise Line's Fantasy, Holland America Line's Oosterdam and Princess Cruises' Regal Princess. This increase was partially offset by lower dry-dock costs and a $18 per metric ton decrease in fuel cost, or 5.6%, to $301 per metric ton in 2007, which resulted in a reduction in expenses of $14 million. Net cruise costs per ALBD as measured on a constant dollar basis decreased 1.3% in 2007 compared to 2006. Gross cruise costs increased $195 million, or 10.5%, in 2007 to $2.05 billion from $1.86 billion in 2006 for largely the same reasons as net cruise costs, as well as the increase in passenger air ticket prices primarily as a result of increases in air travel costs and changes in cruise itineraries, which required passengers to purchase longer flights, as well as more passengers purchasing air transportation from us.

      Depreciation and amortization expense increased by $28 million, or 12.1%, to $260 million in 2007 from $232 million in 2006 largely due to the 7.4% increase in ALBDs through the addition of new ships, and additional ship improvement expenditures.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, increased $7 million to $85 million in 2007 from $78 million in 2006. This increase was primarily due to a $5 million increase in interest expense from a higher level of average borrowings and $2 million from higher average interest rates on borrowings. Capitalized interest increased $3 million during 2007 compared to 2006 primarily due to higher average levels of investment in ship construction projects.

      Other expenses in 2006 included a $10 million expense for the write-down of a non-cruise investment and a $5 million provision for a litigation reserve.

      Income Taxes

      Income tax expense decreased by $18 million to a benefit of $4 million in 2007 from an expense of $14 million in 2006 primarily because 2006 included income tax expenses for the Military Sealift Command charters, which ended in early March 2006. During both the first quarter of 2007 and 2006, we have recorded tax benefits generated by the seasonal losses of our Alaska tour operation.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $597 million of net cash from operations during the three months ended February 28, 2007, a decrease of $16 million, or 2.6%, compared to fiscal 2006. We continue to generate substantial cash from operations and remain in a strong financial position, thus providing us with substantial financial flexibility in meeting operating, investing and financing needs.

      During the three months ended February 28, 2007, our net expenditures for capital projects were $637 million, of which $528 million was spent for our ongoing new shipbuilding program, including $406 million for the final delivery payment for the Carnival Freedom. In addition to our new shipbuilding program, we had capital expenditures of $65 million for ship improvements and refurbishments and $44 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During the three months ended February 28, 2007, we borrowed $360 million to pay part of the Carnival Freedom purchase price, and we repaid $395 million of long-term debt, which included $323 million for the early repayment of (pound)165 million of debt. We also repaid $167 million of our commercial paper program and short-term bank loans during the three months ended February 28, 2007. Finally, during the first quarter of fiscal 2007 we paid cash dividends of $217 million.

      Future Commitments and Funding Sources

      Our contractual cash obligations remained generally unchanged at February 28, 2007 compared to November 30, 2006, including ship construction contracts entered into through January 2007, except for changes in our debt and the Carnival Freedom delivery payment as noted above.

      At February 28, 2007, we had liquidity of $4.91 billion, which consisted of $685 million of cash, cash equivalents and short-term investments, $2.04 billion available for borrowing under our revolving credit facility and $2.19 billion under committed ship financing facilities. Our revolving credit facility matures in 2011. A key to our access to liquidity is the maintenance of our strong credit ratings.

      Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. In addition, based on our future forecasted operating results and cash flows for fiscal 2007, we expect to be in compliance with our debt covenants during the remainder of fiscal 2007. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors including, but not limited to, those factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, we cannot be certain that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

Off-Balance Sheet Arrangements

      We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities, which either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     In December 2006, we settled, prior to its scheduled November 2007 maturity, a foreign currency swap that was designated as a hedge of our net investment in our subsidiaries whose functional currency are euros. This foreign currency swap effectively converted $400 million of variable rate U.S. dollar-denominated debt into (euro)349 million of variable rate debt. At February 28, 2007, 66%, 24% and 10% (56%, 30% and 14% at November 30, 2006) of
our long-term debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

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

     Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2007, that they were effective as described above.

      Changes in Internal Control over Financial Reporting

      During the three months ended February 28, 2007, we continued with our implementation of a new worldwide accounting system. As a result, there have been changes in our internal control over financial reporting during the quarter ended February 28, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As part of the system implementation, we have reviewed the controls affected by the new accounting system and have made the necessary internal control changes.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      As previously reported in the Carnival Corporation & plc 2006 joint Annual Report on Form 10-K, a hearing was scheduled for February 2007 in the Florida Court to consider final approval of a Princess Cruise Lines Wage Action settlement. The settlement was approved at this February 2007 hearing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. The Carnival plc share repurchase authorization requires annual shareholder approval. During the 2007 first quarter, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares. At March 29, 2007 the remaining availability pursuant to our 2006 share repurchase program was $773 million.

      During the three months ended February 28, 2007, $3 million of our 2% convertible notes were converted at their accreted value into 0.1 million shares of Carnival Corporation common stock, all of which were issued from treasury stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

     10.1 Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.

     10.2 Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan.

     10.3 Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.

     10.4  Amended and Restated Carnival Cruise Lines Management Incentive Plan.

     10.5  Amendment to the P&O Princess Cruises Executive Share Option Plan.

     10.6 Amendment to the P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.

     10.7  Amendment to the Carnival plc 2005 Employee Share Plan.

     10.8 Form of Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.

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

Date: March 30, 2007                      Date: March 30, 2007