Form 10-Q
period 2007-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2007-06-29
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

   Commission file number: 1-9610            Commission file number: 1-15136

     Carnival Corporation                            Carnival Plc
  ---------------------------                ---------------------------
 (Exact name of registrant as               (Exact name of registrant as
    specified in its charter)                  specified in its charter)

     Republic of Panama                             England and Wales
 ------------------------------             ------------------------------
(State or other jurisdiction of            (State or other jurisdiction of
  incorporation or organization)            incorporation or organization)

         59-1562976                                  98-0357772
      -----------------                          -----------------
      (I.R.S. Employer                            (I.R.S. Employer
      Identification No.)                         Identification No.)

    3655 N.W. 87th Avenue                 Carnival House, 5 Gainsford Street,
  Miami, Florida  33178-2428                London SE1 2NE, United Kingdom
  --------------------------                ------------------------------
    (Address of principal                       (Address of principal
      executive offices)                          executive offices)
         (Zip Code)                                  (Zip Code)

        (305) 599-2600                             011 44 20 7940 5381
-------------------------------              ------------------------------
(Registrant's telephone number,              (Registrant's telephone number,
    including area code)                           including area code)

             None                                        None
  ---------------------------                 ---------------------------
 (Former name, former address                (Former name, former address
  and former fiscal year, if                  and former fiscal year, if
  changed since last report)                  changed since last report)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated filers [X]
Accelerated filers [ ] Non-Accelerated filers [ ]

      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

   At June 26, 2007 Carnival          At June 26, 2007, Carnival plc had
   Corporation had outstanding        outstanding 213,155,388 Ordinary Shares
   623,861,946 shares of Common       $1.66 par value, one Special Voting
   Stock, $.01 par value.             Share, GBP 1.00 par value and 623,861,946
                                      Trust Shares of beneficial interest in
                                      the P&O Princess Special Voting Trust.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in millions, except per share data)

                                                    Six Months         Three Months
                                                   Ended May 31,       Ended May 31,
                                                   2007     2006       2007     2006
                                                  ------   ------     ------   ------
Revenues
   Cruise
      Passenger tickets                           $4,231   $3,930     $2,181   $2,020
      Onboard and other                            1,304    1,139        678      600
   Other                                              53       56         41       42
                                                  ------   ------     ------   ------
                                                   5,588    5,125      2,900    2,662
                                                  ------   ------     ------   ------

Costs and Expenses
   Operating
      Cruise
         Commissions, transportation and other       910      813        439      405
         Onboard and other                           220      198        109      101
         Payroll and related                         632      560        321      288
         Fuel                                        474      461        254      247
         Food                                        356      311        181      159
         Other ship operating                        802      740        416      383
      Other                                           60       53         43       37
                                                  ------   ------     ------   ------
      Total                                        3,454    3,136      1,763    1,620
   Selling and administrative                        790      720        406      354
   Depreciation and amortization                     532      472        272      240
                                                  ------   ------     ------   ------
                                                   4,776    4,328      2,441    2,214
                                                  ------   ------     ------   ------

Operating Income                                     812      797        459      448
                                                  ------   ------     ------   ------
Nonoperating (Expense) Income
   Interest income                                    27       12         17        5
   Interest expense, net of capitalized interest    (178)    (151)       (94)     (75)
   Other expense, net                                 (1)     (16)        (1)      (1)
                                                  ------   ------     ------   ------
                                                    (152)    (155)       (78)     (71)
                                                  ------   ------     ------   ------

Income Before Income Taxes                           660      642        381      377

Income Tax Benefit (Expense), Net                     13      (11)         9        3
                                                  ------   ------     ------   ------

Net Income                                        $  673   $  631     $  390   $  380
                                                  ======   ======     ======   ======

Earnings Per Share
   Basic                                          $ 0.85   $ 0.78     $ 0.49   $ 0.47
                                                  ======   ======     ======   ======
   Diluted                                        $ 0.83   $ 0.77     $ 0.48   $ 0.46
                                                  ======   ======     ======   ======

Dividends Per Share                               $0.625   $ 0.50     $ 0.35   $ 0.25
                                                  ======   ======     ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in millions, except par values)

                                                            May 31,   November 30,   May 31,
                                                              2007        2006        2006
                                                            -------   ------------   -------
ASSETS
Current Assets
   Cash and cash equivalents                                $ 1,859   $      1,163   $   570
   Short-term investments                                       214             21        13
   Trade and other receivables, net                             401            280       405
   Inventories                                                  282            263       278
   Prepaid expenses and other                                   263            268       240
                                                            -------   ------------   -------
      Total current assets                                    3,019          1,995     1,506
                                                            -------   ------------   -------

Property and Equipment, Net                                  25,019         23,458    22,772

Goodwill                                                      3,331          3,313     3,290

Trademarks                                                    1,328          1,321     1,308

Other Assets                                                    490            465       428
                                                            -------   ------------   -------
                                                            $33,187        $30,552   $29,304
                                                            =======   ============   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                    $ 1,075   $        438   $   767
   Current portion of long-term debt                          1,457          1,054       217
   Convertible debt subject to current put options            1,170                      218
   Accounts payable                                             498            438       411
   Accrued liabilities and other                              1,209          1,149       946
   Customer deposits                                          3,200          2,336     2,953
                                                            -------   ------------   -------
      Total current liabilities                               8,609          5,415     5,512
                                                            -------   ------------   -------

Long-Term Debt                                                5,425          6,355     6,045

Other Long-Term Liabilities And Deferred Income                 574            572       652

Contingencies (Note 3)

Shareholders' Equity
   Common stock of Carnival Corporation; $.01 par
      value; 1,960 shares authorized; 642 shares at
      2007, 641 shares at November 2006 and 640 shares
      at May 2006 issued                                          6              6         6
   Ordinary shares of Carnival plc; $1.66 par value;
      226 shares authorized; 213 shares at 2007 and
      2006 issued                                               354            354       353
   Additional paid-in capital                                 7,556          7,479     7,418
   Retained earnings                                         11,778         11,600    10,369
   Accumulated other comprehensive income                       772            661       473
   Treasury stock; 18 shares at 2007 and November
      2006 and 10 shares at May 2006 of Carnival
      Corporation and 42 shares at 2007 and
      2006 of Carnival plc, at cost                          (1,887)        (1,890)   (1,524)
                                                            -------   ------------   -------
         Total shareholders' equity                          18,579         18,210    17,095
                                                            -------   ------------   -------
                                                            $33,187   $     30,552   $29,304
                                                            =======   ============   =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                                     Six Months Ended May 31,
                                                                     -----------------------
                                                                      2007            2006
                                                                     -------        -------
OPERATING ACTIVITIES
Net income                                                           $   673         $   631
Adjustments to reconcile net income to
   net cash provided by operating activities
      Depreciation and amortization                                      532             472
      Share-based compensation                                            32              34
      Non-cruise investment write-down                                                    10
      Accretion of original issue discount                                 5               5
      Other                                                                2              (1)
Changes in operating assets and liabilities, excluding
   businesses sold
      Receivables                                                       (130)             38
      Inventories                                                        (19)            (22)
      Prepaid expenses and other                                         (21)             (8)
      Accounts payable                                                    67             (75)
      Accrued and other liabilities                                       74             (64)
      Customer deposits                                                  876             865
                                                                     -------         -------
         Net cash provided by operating activities                     2,091           1,885
                                                                     -------         -------

INVESTING ACTIVITIES
Additions to property and equipment                                   (2,130)         (1,483)
Purchases of short-term investments                                     (899)             (4)
Sales of short-term investments                                          706
Proceeds from the sale of assets and businesses, net                     138
Settlement of net investment hedges                                      (71)
Other, net                                                                 2               3
                                                                     -------         -------
         Net cash used in investing activities                        (2,254)         (1,484)
                                                                     -------         -------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                               1,058             352
Proceeds from short-term borrowings, net                                 628             431
Principal repayments of long-term debt                                  (440)           (959)
Dividends paid                                                          (435)           (404)
Purchases of treasury stock                                                             (473)
Proceeds from exercise of stock options                                   40              36
Other                                                                     (5)             (1)
                                                                     -------         -------
         Net cash provided by (used in) financing activities             846          (1,018)
                                                                     -------         -------
Effect of exchange rate changes on cash and cash
   equivalents                                                            13               9
                                                                     -------         -------
         Net increase (decrease) in cash and cash equivalents            696            (608)
Cash and cash equivalents at beginning of period                       1,163           1,178
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 1,859          $  570
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

      The accompanying consolidated balance sheets at May 31, 2007 and 2006, the consolidated statements of operations for the six and three months ended May 31, 2007 and 2006 and the consolidated statements of cash flows for the six months ended May 31, 2007 and 2006 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2006 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 - Debt

      At May 31, 2007, unsecured short-term borrowings consisted of U.S. and euro-denominated bank loans of $285 million and $790 million, respectively, with an aggregate weighted-average interest rate of 4.2%.

      In February 2007, we repaid (pound)165 million ($323 million U.S. dollars at the February 2007 average exchange rate) of variable rate debt prior to its March 2010 maturity date. In addition, in February, March and April 2007 we borrowed $360 million, $380 million and (euro)234 million ($315 million U.S. dollars at the May 31, 2007 average exchange rate) under unsecured term loan facilities, which proceeds were used to pay a portion of the Carnival Freedom, Emerald Princess and AIDAdiva purchase prices, respectively. These facilities bear an aggregate weighted-average interest rate of 4.6% at May 31, 2007, and are repayable in semi-annual installments through 2019.

      At May 31, 2007, our 2% and 1.75% convertible notes were classified as current liabilities, since we may be required to redeem these notes at the option of the holders on April 15, 2008 and April 29, 2008, respectively, at their face value plus any unpaid accrued interest. If the 2% and 1.75% noteholders do not exercise this option, then we will change the classification of the notes to long-term, as the next optional redemption date does not occur until April 15, 2011 and April 29, 2013, respectively.

NOTE 3 - Contingencies

      Litigation

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

      In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverable, is typically limited to our self-insurance retention levels. However, the ultimate outcome of these claims and lawsuits which are not covered by insurance cannot be determined at this time.

      Contingent Obligations

      At May 31, 2007, Carnival Corporation had contingent obligations totaling approximately $1.06 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from AA or higher rated financial institutions for $272 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. In certain cases, if the credit ratings of the major financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to move those funds being held by those institutions to other financial institutions whose credit ratings are AA- or above. If Carnival Corporation's credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $75 million, or alternatively provide mortgages in the aggregate amount of $75 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of May 31, 2007, have to pay a total of $179 million in stipulated damages. As of May 31, 2007, $183 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In addition, we have a $170 million back-up letter of credit issued under a loan facility in support of these standby letters of credit. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

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

NOTE 4 - Comprehensive Income

      Comprehensive income was as follows (in millions):

                                                            Six Months     Three Months
                                                           Ended May 31,   Ended May 31,
                                                           -------------   -------------
                                                            2007    2006    2007    2006
                                                            ----    ----    ----    ----
Net income                                                  $673    $631    $390    $380
Items included in accumulated other comprehensive income
   Foreign currency translation adjustment                   113     299     100     290
   Changes related to cash flow derivative hedges             (2)     15      (1)     11
                                                            ----    ----    ----    ----
Total comprehensive income                                  $784    $945    $489    $681
                                                            ====    ====    ====    ====

NOTE 5 - Segment Information

      Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Substantially all of our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

      Selected segment information for our cruise and other segments was as follows (in millions):

                                                Six Months Ended May 31,
                           ----------------------------------------------------------------
                                                   Selling      Depreciation
                                      Operating   and Admin-       and          Operating
                           Revenues    Expenses    Istrative   Amortization   Income (Loss)
                           --------   ---------   ----------   ------------   -------------
2007
Cruise                      $5,535     $3,394        $774          $514           $ 853
Other                           69         76          16            18             (41)
Intersegment elimination       (16)       (16)
                            ------     ------        ----          ----           -----
                            $5,588     $3,454        $790          $532           $ 812
                            ======     ======        ====          ====           =====

2006
Cruise                      $5,069     $3,083        $698          $456           $ 832
Other                           70         67          22            16             (35)
Intersegment elimination       (14)       (14)
                            ------     ------        ----          ----           -----
                            $5,125     $3,136        $720          $472           $ 797
                            ======     ======        ====          ====           =====

                                         Three Months Ended May 31,
                           ----------------------------------------------------------------
                                                    Selling    Depreciation
                                      Operating   and Admin-        and         Operating
                           Revenues    Expenses    Istrative   Amortization   Income (Loss)
                           --------   ---------   ----------   ------------   -------------
2007
Cruise                      $2,859     $1,720        $398          $263           $ 478
Other                           55         57           8             9             (19)
Intersegment elimination       (14)       (14)
                            ------     ------        ----          ----           -----
                            $2,900     $1,763        $406          $272           $ 459
                            ======     ======        ====          ====           =====
2006
Cruise                      $2,620     $1,583        $343          $232           $ 462
Other                           54         49          11             8             (14)
Intersegment elimination       (12)       (12)
                            ------     ------        ----          ----           -----
                            $2,662     $1,620        $354          $240           $ 448
                            ======     ======        ====          ====           =====

NOTE 6 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                 Six Months        Three Months
                                                Ended May 31,      Ended May 31,
                                                -------------     -------------
                                                2007     2006      2007    2006
                                                -----    -----    -----    ----

Net income                                      $ 673    $ 631    $ 390    $ 380
Interest on dilutive convertible notes             17       18        9        9
                                                -----    -----    -----    -----
Net income for diluted earnings per share       $ 690    $ 649    $ 399    $ 389
                                                =====    =====    =====    =====

Weighted-average common and ordinary shares
   outstanding                                    794      807      794      805
Dilutive effect of convertible notes               33       33       33       33
Dilutive effect of stock plans                      2        3        2        2
                                                -----    -----    -----    -----
Diluted weighted-average shares outstanding       829      843      829      840
                                                =====    =====    =====    =====
Basic earnings per share                        $0.85    $0.78    $0.49    $0.47
                                                =====    =====    =====    =====
Diluted earnings per share                      $0.83    $0.77    $0.48    $0.46
                                                =====    =====    =====    =====
                                        7

      Options to purchase 6.9 million (3.5 million in 2006) and 8.5 million (5.5 million in 2006) shares for the six and three months ended May 31, 2007 and 2006, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

NOTE 7 - Recent Accounting Pronouncement

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is required to be implemented at the beginning of a fiscal year and will be effective for Carnival Corporation & plc for fiscal 2008. We have not yet determined the impact of adopting FIN 48 on our financial statements.

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

   - accidents, unusual weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof) which could cause the alteration of itineraries or cancellation of a cruise or series of cruises, and the impact of the spread of contagious diseases, affecting the health, safety, security and/or vacation satisfaction of passengers;

   - adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for our cruises;

   - lack of acceptance of new itineraries, products and services by our guests;

   - changing consumer preferences, which may, among other things, adversely impact the demand for cruises;

   - changes in and compliance with laws and regulations relating to environmental, health, safety, security, tax and other regulatory regimes under which we operate, including the implementation of U.S. regulations requiring U.S. citizens to obtain passports for sea travel to or from additional foreign destinations;

   - the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and fuel, food, insurance, payroll and security costs;

   - our ability to implement our shipbuilding programs, including purchasing ships for our North American cruise brands from European shipyards on terms that are favorable or consistent with our expectations;

   - our ability to implement our brand strategies and to continue to operate and expand our business internationally;

   - our future operating cash flow may not be sufficient to fund future obligations and we may not be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations;

   - our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

   - continuing financial viability of our travel agent distribution system and air service providers;
                                        9

   - our decisions to self-insure against various risks or inability to obtain insurance for certain risks;

   -  disruptions to our information technology systems;

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

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year's comparable period rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating currency exchange rate environment.

      On a constant dollar basis, net cruise revenues and net cruise costs would be $4.29 billion and $2.96 billion for the six months ended May 31, 2007 and $2.25 billion and $1.53 billion for the three months ended May 31, 2007, respectively. On a constant dollar basis, gross cruise revenues and gross cruise costs would be $5.38 billion and $4.05 billion for the six months ended May 31, 2007 and $2.78 billion and $2.06 billion for the three months ended May 31, 2007, respectively. In addition, our non-U.S. dollar cruise operations' depreciation and net interest expense were impacted by the changes in exchange rates for the six and three months ended May 31, 2007, compared to the prior year's comparable periods.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2006 joint Annual Report on Form 10-K.

Outlook for Remainder of Fiscal 2007

      As of June 19, 2007 we said that we expected our diluted earnings per share for the third quarter and full year of 2007 would be in the range of $1.60 to $1.62 and $2.85 to $2.95, respectively. Our guidance was based on the then current forward fuel price of $375 per metric ton for the third and fourth quarters of 2007 and $346 per metric ton for the full year 2007. In addition, this guidance was also based on currency exchange rates of $1.33 to the euro and $1.97 to sterling for the third and fourth quarters of 2007.

      The year-over-year percentage increase in our ALBD capacity for the third and fourth quarters of 2007 and fiscal 2008, 2009, 2010 and 2011, substantially all resulting from new ships entering service, is currently expected to be 9.6%, 6.0%, 9.3%, 5.4%, 6.7% and 6.4%, respectively. The above percentages exclude any future ship orders, acquisitions, retirements or sales, however they do include the withdrawal from service of the Pacific Star in March 2008 and the Queen Elizabeth 2 ("QE2") in November 2008.

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

Selected Information and Non-gaap Financial Measures

   Selected information was as follows:

                                             Six Months Ended May 31,   Three Months Ended May 31,
                                             ------------------------   --------------------------
                                                2007         2006          2007         2006
                                               ------       ------        ------        -----
Passengers carried (in thousands)               3,581        3,225 (a)     1,832        1,708
                                               ======       ======        ======        =====
Occupancy percentage                            103.9%       104.8%(b)     103.7%       105.4%
                                               ======       ======        ======        =====
Fuel cost per metric ton(c)                    $  317       $  336        $  333        $ 354
                                               ======       ======        ======        =====

(a) Passengers carried in the first quarter of 2006 does not include any passengers for the three ships chartered to the Military Sealift Command in connection with the Hurricane Katrina relief efforts.

(b) Occupancy percentage in the first quarter of 2006 includes the three ships chartered to the Military Sealift Command at 100% occupancy.

(c) Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

      Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

                                           Six Months Ended May 31,   Three Months Ended May 31,
                                           -------------------------  --------------------------
                                               2007         2006          2007           2006
                                           -----------   -----------  ------------   -----------
                                                   (in millions, except ALBDs and yields)
Cruise revenues
   Passenger tickets                       $     4,231   $     3,930  $      2,181   $     2,020
   Onboard and other                             1,304         1,139           678           600
                                           -----------   -----------  ------------   -----------
Gross cruise revenues                            5,535         5,069         2,859         2,620
Less cruise costs
   Commissions, transportation and other          (910)         (813)         (439)         (405)
   Onboard and other                              (220)         (198)         (109)         (101)
                                           -----------   -----------  ------------   -----------
Net cruise revenues                        $     4,405   $     4,058  $      2,311   $     2,114
                                           ===========   ===========  ============   ===========

ALBDs(a)                                    26,187,929    24,179,420    13,369,111    12,242,982
                                           ===========   ===========  ============   ===========

Gross revenue yields                       $    211.35   $    209.63  $     213.87   $    214.00
                                           ===========   ===========  ============   ===========

Net revenue yields                         $    168.21   $    167.78  $     172.90   $    172.63
                                           ===========   ===========  ============   ===========

      Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                           Six Months Ended May 31,   Three Months Ended May 31,
                                           -------------------------  --------------------------
                                               2007         2006          2007           2006
                                           -----------   -----------  ------------   -----------
                                               (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses                  $     3,394   $     3,083  $      1,720   $     1,583
Cruise selling and administrative expenses         774           698           398           343
                                           -----------   -----------  ------------   -----------
Gross cruise costs                               4,168         3,781         2,118         1,926
Less cruise costs included in net cruise
   revenues
      Commissions, transportation and other       (910)         (813)         (439)         (405)
      Onboard and other                           (220)         (198)         (109)         (101)
                                           -----------   -----------  ------------   -----------
Net cruise costs                           $     3,038   $     2,770  $      1,570   $     1,420
                                           ===========   ===========  ============   ===========

ALBDs(a)                                    26,187,929    24,179,420    13,369,111    12,242,982
                                           ===========   ===========  ============   ===========

Gross cruise costs per ALBD                $    159.17   $    156.40  $     158.46   $    157.35
                                           ===========   ===========  ============   ===========

Net cruise costs per ALBD                  $    116.03   $    114.54  $     117.50   $    115.98
                                           ===========   ===========  ============   ===========

(a) ALBDs is a standard measure of passenger capacity for the period. It assumes that each cabin we offer for sale accommodates two passengers. ALBDs are computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

Six Months Ended May 31, 2007 ("2007") Compared to the Six Months Ended May 31, 2006 ("2006")

      Revenues

      Net cruise revenues increased $347 million, or 8.6%, to $4.41 billion in 2007 from $4.06 billion in 2006. The 8.3% increase in ALBDs between 2007 and 2006 accounted for $336 million of the increase, and the remaining $11 million was from increased net revenue yields, which increased 0.3% in 2007 compared to 2006 (gross revenue yields increased by 0.8%). Net revenue yields increased slightly in 2007 primarily due to the weaker U.S. dollar relative to the euro and sterling and higher onboard guest spending, partially offset by lower occupancy. Net revenue yields as measured on a constant dollar basis decreased 2.3% in 2007 compared to 2006. This decrease in constant dollar net revenue yields was primarily driven by the softer cruise ticket pricing from our shorter duration North American-sourced Caribbean cruises, which was partially offset by the higher prices we achieved from our European brands.

      Gross cruise revenues increased $466 million, or 9.2%, in 2007 to $5.54 billion from $5.07 billion in 2006 for largely the same reasons as net cruise revenues, as well as the increase in passenger air ticket prices primarily as a result of increases in air travel costs, changes in cruise itineraries, which required passengers to purchase longer flights and more passengers purchasing air transportation from us. Included in onboard and other revenues are concessionaire revenues of $362 million in 2007 and $291 million in 2006.

      Costs and Expenses

      Net cruise costs increased $268 million, or 9.7%, to $3.04 billion in 2007 from $2.77 billion in 2006. The 8.3% increase in ALBDs between 2007 and 2006 accounted for $230 million of the increase. The balance of $38 million was from increased net cruise costs per ALBD, which increased 1.3% in 2007 compared to 2006 (gross cruise costs per ALBD increased 1.8%). Net cruise costs per ALBD increased primarily due to a weaker U.S. dollar relative to the euro and sterling in 2007 and higher repair costs from ship incidents. This increase was partially offset by a $19 per metric ton decrease in fuel cost to $317 per metric ton in 2007, which resulted in a reduction in fuel expense of $28 million and lower dry-dock costs compared to 2006. Net cruise costs per ALBD as measured on a constant dollar basis decreased 1.4% in 2007 compared to 2006.

      Gross cruise costs increased $387 million, or 10.2%, in 2007 to $4.17 billion from $3.78 billion in 2006 for largely the same reasons as net cruise costs, as well as the increase in passenger air ticket prices primarily as a result of increases in air travel costs, changes in cruise itineraries, which required passengers to purchase longer flights and more passengers purchasing air transportation from us.

      Depreciation and amortization expense increased $60 million, or 12.7%, to $532 million in 2007 from $472 million in 2006 largely due to the 8.3% increase in ALBDs through the addition of new ships, and weaker U.S. dollar compared to the euro and sterling and additional ship improvement expenditures.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, increased $17 million to $173 million in 2007 from $156 million in 2006. This increase was primarily due to a $22 million increase in interest expense from a higher level of average borrowings and $10 million from higher average interest rates on average borrowings, partially offset by $15 million of higher interest income primarily due to a higher average level of invested cash. Capitalized interest increased $6 million during 2007 compared to 2006 primarily due to higher average levels of investment in ship construction projects.

      Other expenses in 2006 included a $10 million expense for the write-down of a non-cruise investment and a $5 million provision for a litigation reserve.

      Income Taxes

      Income tax expense changed by $24 million to a benefit of $13 million in 2007 from an expense of $11 million in 2006 because 2006 included $24 million of income tax expenses for the Military Sealift Command charters, which ended in early March 2006.

Three Months Ended May 31, 2007 ("2007") Compared to the Three Months Ended May 31, 2006 ("2006")

      Revenues

      Net cruise revenues increased $197 million, or 9.3%, to $2.31 billion in 2007 from $2.11 billion in 2006. The 9.2% increase in ALBDs between 2007 and 2006 accounted for $194 million of the increase, and the remaining $3 million was from increased net revenue yields, which increased 0.2% in 2007 compared to 2006 (gross revenue yields were almost flat). Net revenue yields increased slightly in 2007 primarily due to the weaker U.S. dollar relative to the euro and sterling and higher onboard guest spending, partially offset by lower occupancy. Net revenue yields as measured on a constant dollar basis decreased 2.6% in 2007 compared to 2006. This decrease in constant dollar net revenue yields was primarily driven by the softer cruise ticket pricing from our shorter duration North American-sourced Caribbean cruises, which was partially offset by the higher prices we achieved from our European brands.

      Gross cruise revenues increased $239 million, or 9.1%, in 2007 to $2.86 billion from $2.62 billion in 2006 for largely the same reasons as net cruise revenues, as well as the increase in passenger air ticket prices primarily as a result of increases in air travel costs and changes in cruise itineraries, which required passengers to purchase longer flights, partially offset by fewer passengers purchasing air transportation from us. Included in onboard and other revenues are concessionaire revenues of $198 million in 2007 and $161 million in 2006.

      Costs and Expenses

      Net cruise costs increased $150 million, or 10.6%, to $1.57 billion in 2007 from $1.42 billion in 2006. The 9.2% increase in ALBDs between 2007 and 2006 accounted for $130 million of the increase. The balance of $20 million was from increased net cruise costs per ALBD, which increased 1.3% in 2007 compared to 2006 (gross cruise costs per ALBD increased 0.7%). Net cruise costs per ALBD increased primarily due to a weaker U.S. dollar relative to the euro and sterling in 2007. This increase was partially offset by a $21 per metric ton decrease in fuel cost to $333 per metric ton in 2007, which resulted in a reduction in fuel expense of $16 million and lower dry-dock costs compared to 2006. Net cruise costs per ALBD as measured on a constant dollar basis decreased 1.5% in 2007 compared to 2006.

      Gross cruise costs increased $192 million, or 10.0%, in 2007 to $2.12 billion from $1.93 billion in 2006 for largely the same reasons as net cruise costs, as well as the increase in passenger air ticket prices primarily as a result of increases in air travel costs and changes in cruise itineraries, which required passengers to purchase longer flights, partially offset by fewer passengers purchasing air transportation from us.

      Depreciation and amortization expense increased $32 million, or 13.3%, to $272 million in 2007 from $240 million in 2006 largely due to the 9.2% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and sterling and additional ship improvement expenditures.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, increased $9 million to $88 million in 2007 from $79 million in 2006. This increase was primarily due to a $20 million increase in interest expense from a higher level of average borrowings, partially offset by $13 million of higher interest income primarily due to a higher average level of invested cash.

      Income Taxes

      Income tax benefit increased $6 million to a benefit of $9 million in 2007 from a benefit of $3 million in 2006 due to a $6 million deferred income tax benefit from the transfer of a ship.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $2.09 billion of net cash from operations during the six months ended May 31, 2007, an increase of $206 million, or 10.9%, compared to fiscal 2006. We continue to generate substantial cash from operations and remain in a strong financial position, thus providing us with substantial financial flexibility in meeting operating, investing and financing needs.

      During the six months ended May 31, 2007, our net expenditures for capital projects were $2.13 billion, of which $1.89 million was spent for our ongoing new shipbuilding program, including $1.59 billion for the final delivery payments for the Carnival Freedom, Emerald Princess, AIDAdiva and Costa Serena. In addition to our new shipbuilding program, we had capital expenditures of $156 million for ship improvements and refurbishments and $83 million for Alaska tour assets, cruise port facility developments, information technology and other assets. In addition, during the six months ended May 31, 2007 we received aggregate net proceeds of $138 million from the sale of assets, including our Windstar Cruises' business, Swan Hellenic trademarks and P&O Cruises Australia's Pacific Star. The Pacific Star will be chartered back from the purchaser by P&O Cruises Australia until March 2008.

      During the six months ended May 31, 2007, we borrowed $1.06 billion to pay part of the Carnival Freedom, Emerald Princess, AIDAdiva and Costa Serena purchase prices, and we repaid $440 million of long-term debt, which included $323 million for the early repayment of (pound)165 million of debt. We also borrowed $628 million principally under our multi-currency revolving credit facility and short-term bank loans during the six months ended May 31, 2007. In addition, in April 2007 our Board of Directors increased our quarterly cash dividend per share from $0.275 to $0.35, or 27%. During the first six months of fiscal 2007 we paid cash dividends of $435 million.

      Future Commitments and Funding Sources

      Our contractual cash obligations as of May 31, 2007 have changed compared to November 30, 2006, including ship construction contracts entered into through January 2007, primarily as a result of our debt and ship delivery payments as noted above and the exercise of an option to purchase a Holland America 2,100 passenger capacity ship from Fincantieri, which has an all-in cost of (euro)425 million and is expected to enter service in fall 2010.

      At May 31, 2007, we had liquidity of $5.10 billion, which consisted of $2.07 billion of cash, cash equivalents and short-term investments, $1.51 billion available for borrowing under our revolving credit facility and $1.52 billion under committed ship financing facilities. Our revolving credit facility matures in 2011. In addition, in June 2007 we entered into an agreement to sell Cunard Line's QE2 for delivery to the buyer in November 2008 for $100 million, which is expected to result in a gain of approximately $10 million in the 2008 fourth quarter, based on the current U.S. dollar to sterling exchange rate. A key to our access to liquidity is the maintenance of our strong credit ratings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      In December 2006, we settled, prior to its scheduled November 2007 maturity, a foreign currency swap that was designated as a hedge of our net investment in our subsidiaries whose functional currency are euros. This foreign currency swap effectively converted $400 million of variable rate U.S. dollar-denominated debt into (euro)349 million of variable rate debt. In addition, during April 2007 we designated $315 million of new euro-denominated debt as a hedge of our euro-denominated net investments. At May 31, 2007, 64%, 27% and 9% (56%, 30% and 14% at November 30, 2006) of our long-term debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

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

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2007, that they were effective as described above.

      Changes in Internal Control over Financial Reporting

      During the three months ended May 31, 2007, we continued with our implementation of a new worldwide accounting system. As a result, there have been changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As part of the system implementation, we have reviewed the controls affected by the new accounting system and have made the necessary internal control changes.

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

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. The Carnival plc share repurchase authorization requires annual shareholder approval. During the 2007 second quarter, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares. At June 28, 2007 the remaining availability pursuant to our share repurchase program was $773 million.

      During the three months ended May 31, 2007, $8 million of our Zero-Coupon notes were converted at their accreted value into 0.1 million shares of Carnival Corporation common stock, all of which were issued from newly issued common stock. In addition, a nominal amount of our 2% convertible notes were converted into common stock of Carnival Corporation. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

      Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 4.  Submission of Matters to a Vote of Security Holders.

      The annual meetings of shareholders of Carnival Corporation & plc was held on April 16, 2007 (the "Annual Meetings"). On all matters which came before the Annual Meetings, holders of Carnival Corporation common stock and Carnival plc ordinary shares were entitled to one vote for each share held. Proxies for 683,296,634 shares entitled to vote were received in connection with the Annual Meetings.

      The matters which were submitted to Carnival Corporation and Carnival plc's shareholders for approval at the Annual Meetings and the tabulation of the votes with respect to each such matter were as follows:

Director Elections

                                                            Against/
Resolution/proposal                          For           Withheld(a)     Abstained
To re-elect Micky Arison as
a director of Carnival Corporation
and Carnival plc                           666,865,043      15,831,353        600,238

To re-elect Ambassador
Richard G. Capen, Jr. as a
director of Carnival Corporation
and Carnival plc                           667,627,819      11,020,711      4,648,104

To re-elect Robert H. Dickinson as
a director of Carnival Corporation
and Carnival plc                           675,181,728       6,790,075      1,324,831

To re-elect Arnold W. Donald as a
director of Carnival Corporation
and Carnival plc                           669,112,104       9,506,658      4,677,872

To re-elect Pier Luigi Foschi as
a director of Carnival Corporation
and Carnival plc                           673,449,221       8,182,254      1,665,159

Director Elections Continued

                                                           Against/
Resolution/proposal                            For        Withheld(a)     Abstained
To re-elect Howard S. Frank as
a director of Carnival Corporation
and Carnival plc                           675,178,389      6,792,390     1,325,855

To re-elect Richard J. Glasier as
a director of Carnival Corporation
and Carnival plc                           669,380,758      9,255,606     4,660,270

To re-elect Baroness Hogg as
a director of Carnival Corporation
and Carnival plc                           679,397,878      3,871,934        26,822

To re-elect Modesto A. Maidique as
a director of Carnival Corporation
and Carnival plc                           668,007,343     11,009,653     4,279,638

To re-elect Sir John Parker as
a director of Carnival Corporation
and Carnival plc                           679,527,394      3,724,592        44,648

To re-elect Peter G. Ratcliffe as
a director of Carnival Corporation
and Carnival plc                           673,667,756      7,932,721     1,696,157

To re-elect Stuart Subotnick as
a director of Carnival Corporation
and Carnival plc                           669,115,890      9,714,596     4,466,148

To elect Laura Weil as
a director of Carnival Corporation
and Carnival plc                           679,584,609      3,680,936        31,089

To re-elect Uzi Zucker as
a director of Carnival Corporation
and Carnival plc                           669,978,803      8,850,929     4,466,902

(a) A vote "withheld" by a shareholder of Carnival Corporation is deemed to be a vote against the resolutions re-electing directors.

Other Matters

                                                                      Abstained/     Broker
Resolution/Proposal                         For          Against     Withheld(b)    Non-votes

To re-appoint the independent
auditors of Carnival plc and
to ratify the selection of the
independent registered certified
public accounting firm for
Carnival Corporation                    679,838,908        979,397     2,478,329            0

To authorize the Audit Committee
of the Board of Directors of
Carnival plc to agree the
remuneration of the independent
auditors                                679,812,897        986,173     2,497,564            0

OTHER MATTERS CONTINUED

                                                                      Abstained/     Broker
Resolution/Proposal                         For          Against     Withheld(b)    Non-votes

To receive the UK accounts and
the reports of the directors and
auditors of Carnival plc for
the financial year ended
November 30, 2006                       674,302,933      6,410,881     2,582,820            0

To approve the directors'
remuneration report of Carnival
plc for the financial year ended
November 30, 2006                       668,103,004     12,438,352     2,755,278            0

To approve limits on the authority
to allot shares by Carnival plc         678,357,221      2,369,489     2,569,924            0

To approve the disapplication of
pre-emption rights for Carnival
plc shares                              673,168,153      6,247,289     3,881,192            0

To approve a general authority for
Carnival plc to buy back Carnival
plc ordinary shares in the open
market                                  679,973,741        980,372     2,342,521            0

To approve electronic communications
with Carnival plc shareholders          680,058,291        834,883     2,403,460            0

(b) An "abstained" vote by a shareholder of Carnival Corporation means "withheld" for this purpose, that is a vote neither for nor against the resolution.

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

Date: June 29, 2007                       Date: June 29, 2007