Form 10-Q
period 2007-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2007-09-28
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation	Carnival plc

(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Republic of Panama	England and Wales

(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

59-1562976	98-0357772

(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom

(Address of principal executive offices) (Zip Code)	(Address of principal executive offices) (Zip Code)

(305) 599-2600	011 44 20 7940 5381

(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

None	None

(Former name, former address and former fiscal year, if changed since last report)	(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated filers ☒  Accelerated filers ☐  Non-Accelerated filers ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 24, 2007 Carnival Corporation had outstanding 623,998,327 shares of Common Stock, $.01 par value.	At September 24, 2007, Carnival plc had outstanding 213,167,274 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 623,998,327 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.
1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,

	2007	2006	2007	2006

Revenues
Cruise
Passenger tickets	$3,206	$2,894	$7,437	$6,825
Onboard and other	816	709	2,120	1,847
Other	299	302	352	357

	4,321	3,905	9,909	9,029

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	583	538	1,493	1,351
Onboard and other	146	128	366	326
Payroll and related	344	294	976	854
Fuel	288	243	762	707
Food	200	168	556	479
Other ship operating	427	398	1,229	1,135
Other	201	206	261	259

Total	2,189	1,975	5,643	5,111
Selling and administrative	363	335	1,153	1,054
Depreciation and amortization	279	255	811	727

	2,831	2,565	7,607	6,892

Operating Income	1,490	1,340	2,302	2,137

Nonoperating (Expense) Income
Interest income	20	5	47	17
Interest expense, net of capitalized interest	(95)	(81)	(273)	(232)
Other income (expense), net	1	(1)		(17)

	(74)	(77)	(226)	(232)

Income Before Income Taxes	1,416	1,263	2,076	1,905

Income Tax Expense, Net	(39)	(31)	(26)	(42)

Net Income	$1,377	$1,232	$2,050	$1,863

Earnings Per Share
Basic	$1.73	$1.55	$2.58	$2.32

Diluted	$1.67	$1.49	$2.51	$2.25

Dividends Per Share	$0.35	$0.25	$0.975	$0.75

The accompanying notes are an integral part of these consolidated financial statements.
2

CARNIVAL CORPORATION & PLC CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in millions, except par values)

	August 31, 2007	November 30, 2006	August 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$1,412	$1,163	$594
Short-term investments	341	21	21
Trade and other receivables, net	423	280	396
Inventories	297	263	278
Prepaid expenses and other	249	268	262

Total current assets	2,722	1,995	1,551

Property and Equipment, Net	25,134	23,458	23,263

Goodwill	3,356	3,313	3,281

Trademarks	1,334	1,321	1,311

Other Assets	642	465	460

	$33,188	$30,552	$29,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$311	$438	$567
Current portion of long-term debt	1,366	1,054	215
Convertible debt subject to current put options	1,170		220
Accounts payable	468	438	498
Accrued liabilities and other	1,212	1,149	984
Customer deposits	2,620	2,336	2,326

Total current liabilities	7,147	5,415	4,810

Long-Term Debt	5,735	6,355	6,556

Other Long-Term Liabilities and Deferred Income	598	572	621

Contingencies (Note 3)

Shareholders’ Equity
Common stock of Carnival Corporation; $0.01 par value; 1,960 shares authorized; 642 shares at 2007, 641 shares at November 2006 and 640 shares at August 2006 issued	6	6	6
Ordinary shares of Carnival plc; $1.66 par value; 226 shares authorized; 213 shares at 2007 and 2006 issued	354	354	354
Additional paid-in capital	7,577	7,479	7,438
Retained earnings	12,878	11,600	11,402
Accumulated other comprehensive income	885	661	522
Treasury stock; 18 shares at 2007 and November 2006 and 17 shares at August 2006 of Carnival Corporation and 45 shares at 2007 and 42 shares at 2006 of Carnival plc, at cost	(1,992)	(1,890)	(1,843)

Total shareholders’ equity	19,708	18,210	17,879

	$33,188	$30,552	$29,866

The accompanying notes are an integral part of these consolidated financial statements.
3

CARNIVAL CORPORATION & PLC CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Nine Months Ended August 31,

	2007	2006

OPERATING ACTIVITIES
Net income	$2,050	$1,863
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	811	727
Share-based compensation	51	50
Non-cruise investment write-down		10
Accretion of original issue discount	7	7
Other	5	1
Changes in operating assets and liabilities, excluding businesses sold
Receivables	(125)	26
Inventories	(32)	(21)
Prepaid expenses and other	(28)	(23)
Accounts payable	34	11
Accrued and other liabilities	156	(54)
Customer deposits	283	231

Net cash provided by operating activities	3,212	2,828

INVESTING ACTIVITIES
Additions to property and equipment	(2,376)	(2,182)
Purchases of short-term investments	(1,418)	(12)
Sales of short-term investments	1,098
Other, net	(152)	1

Net cash used in investing activities	(2,848)	(2,193)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,587	352
Principal repayments of long-term debt	(812)	(1,030)
Dividends paid	(713)	(605)
(Repayments of) proceeds from short-term borrowings, net	(130)	791
Purchases of treasury stock	(107)	(793)
Proceeds from exercise of stock options	44	42
Other	(5)	4

Net cash used in financing activities	(136)	(1,239)

Effect of exchange rate changes on cash and cash equivalents	21	20

Net increase (decrease) in cash and cash equivalents	249	(584)
Cash and cash equivalents at beginning of period	1,163	1,178

Cash and cash equivalents at end of period	$1,412	$594

The accompanying notes are an integral part of these consolidated financial statements.
4

CARNIVAL CORPORATION & PLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

          Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s articles of incorporation and by-laws and Carnival plc’s memorandum of association and articles of association. Although the two companies have retained their separate legal identities they operate as if they are a single economic enterprise.

          The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as “Carnival Corporation & plc,” “our,” “us,” and “we.”

          The accompanying consolidated balance sheets at August 31, 2007 and 2006, the consolidated statements of operations for the three and nine months ended August 31, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended August 31, 2007 and 2006 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2006 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 – Debt

          At August 31, 2007, unsecured short-term borrowings consisted of U.S. and euro-denominated bank loans of $201 million and €81 million ($110 million U.S. dollars at the August 31, 2007 exchange rate), respectively, with an aggregate weighted-average interest rate of 5.1%.

          In February 2007, we repaid £165 million ($323 million U.S. dollars at the February 2007 average exchange rate) of variable rate debt prior to its March 2010 maturity date. In addition, from February through April 2007 we borrowed $360 million, $380 million and €234 million ($321 million U.S. dollars at the August 31, 2007 exchange rate) under unsecured term loan facilities, which proceeds were used to pay a portion of the Carnival Freedom, Emerald Princess and AIDAdiva purchase prices, respectively. These facilities bear an aggregate weighted-average interest rate of 4.6% at August 31, 2007, and are repayable in semi-annual installments through 2019.

          At August 31, 2007, our 2% and 1.75% convertible notes were classified as current liabilities, since we may be required to redeem these notes at the option of the holders on April 15, 2008 and April 29, 2008, respectively, at their face value plus any unpaid accrued interest. If the 2% and 1.75% noteholders do not exercise this option, then we will change the classification of the notes to long-term, as the next holders’ optional redemption date does not occur until April 15, 2011 and April 29, 2013, respectively.

          As of September 2007, we intend not to repay €250 million ($342 million U.S. dollars at the August 31, 2007 exchange rate) of our outstanding revolving credit facility debt prior to fiscal 2009 and, since we have the ability to refinance this debt on a long-term basis, it has been classified as long-term debt in the accompanying August 31, 2007 balance sheet. In addition, the remaining €150 million ($205 million U.S. dollars at the August 31, 2007 exchange rate) of our outstanding revolving credit facility debt has been classified within our current portion of long-term debt in the August 31, 2007 balance sheet.

NOTE 3 - Contingencies

          Litigation

          In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines, in New York on behalf of a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. In the event that an award is given in favor of the plaintiffs, the amount of damages, if any, which Carnival Corporation and its subsidiaries and affiliates would have to pay is not currently determinable. The ultimate outcome of this matter cannot be determined at this time. However, we intend to vigorously defend this matter.

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

          Contingent Obligations

          At August 31, 2007, Carnival Corporation had contingent obligations totaling approximately $1.06 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations are considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these major financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from AA or higher rated financial institutions for $275 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. In certain cases, if the credit ratings of the major financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to move those funds being held by those institutions to other financial institutions whose credit ratings are AA- or above. If Carnival Corporation’s credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $76 million, or alternatively provide mortgages in the aggregate amount of $76 million on two of its ships.

          In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of August 31, 2007, have to pay a total of $179 million in stipulated damages. As of August 31, 2007, $183 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In addition, we have a $170 million back-up letter of credit issued under a loan facility in support of these standby letters of credit. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

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

NOTE 4 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,

	2007	2006	2007	2006

Net income	$1,377	$1,232	$2,050	$1,863
Items included in accumulated other comprehensive income
Foreign currency translation adjustment	114	42	227	351
Changes related to cash flow derivative hedges	(1)	(2)	(3)	12

Total comprehensive income	$1,490	$1,272	$2,274	$2,226

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

Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended August 31,

	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income

2007
Cruise	$4,022	$1,988	$355	$271	$1,408
Other	399	301	8	8	82
Intersegment elimination	(100)	(100)

	$4,321	$2,189	$363	$279	$1,490

2006
Cruise	$3,603	$1,769	$324	$246	$1,264
Other	380	284	11	9	76
Intersegment elimination	(78)	(78)

	$3,905	$1,975	$335	$255	$1,340

	Nine Months Ended August 31,

	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income

2007
Cruise	$9,557	$5,382	$1,129	$785	$2,261
Other	468	377	24	26	41
Intersegment elimination	(116)	(116)

	$9,909	$5,643	$1,153	$811	$2,302

2006
Cruise	$8,672	$4,852	$1,023	$702	$2,095
Other	449	351	31	25	42
Intersegment elimination	(92)	(92)

	$9,029	$5,111	$1,054	$727	$2,137

NOTE 6 - Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,

	2007	2006	2007	2006

Net income	$1,377	$1,232	$2,050	$1,863
Interest on dilutive convertible notes	9	9	26	27

Net income for diluted earnings per share	$1,386	$1,241	$2,076	$1,890

Weighted-average common and ordinary shares outstanding	794	797	794	804
Dilutive effect of convertible notes	33	32	33	33
Dilutive effect of stock plans	2	2	2	2

Diluted weighted-average shares outstanding	829	831	829	839

Basic earnings per share	$1.73	$1.55	$2.58	$2.32

Diluted earnings per share	$1.67	$1.49	$2.51	$2.25

          Options to purchase 8.4 million (11.3 million in 2006) and 6.8 million (5.7 million in 2006) shares for the three and nine months ended August 31, 2007 and 2006, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

Note 7 -  Merchant Navy Officers Pension Fund (“MNOPF”)

          P&O Cruises, Princess Cruises and Cunard Line participate in an industry-wide British MNOPF, a defined benefit multiemployer pension plan available to certain of their British shipboard officers. The MNOPF trustee had previously determined that the MNOPF’s funding was inadequate based on its actuarially determined deficit. Substantially all of any MNOPF deficit liability which we may have relates to the obligations of P&O Cruises and Princess Cruises, which existed prior to the combination in 2003 of Carnival Corporation’s and Carnival plc’s businesses into a DLC. The amount of our share of the fund’s ultimate deficit could vary considerably if different pension assumptions and/or estimates are used. Therefore, we expense our portion of any deficit as amounts are invoiced by, and become due and payable to, the fund’s trustee.

          In August 2007, we received an invoice from the fund for what the trustee calculated to be our additional share of the entire MNOPF liability, based on the March 31, 2006 actuarial valuation. Accordingly, we recorded the full invoiced liability of £9 million ($18 million U.S. dollars at the August 2007 average exchange rate) in payroll and related expense in our 2007 third quarter. It is still possible that the fund’s trustee may invoice us for additional amounts in the future for various reasons, including if they believe the fund requires further contributions.

NOTE 8 – Recent Accounting Pronouncement

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is required to be implemented at the beginning of a fiscal year and will be effective for Carnival Corporation & plc for fiscal 2008. We have not yet determined the impact of adopting FIN 48 on our financial statements.

NOTE 9 - Subsequent Events

          In September 2007 we entered into a joint venture agreement with Orizonia Corporation, Spain’s largest travel company to set up Iberocruceros, a Spanish cruise line, for an investment of €290 million, which we funded with €105 million of cash and €185 million in proceeds that Iberocruceros borrowed under a portion of our revolving credit facility. Effective September 1, 2007, we will consolidate the new venture’s results within our consolidated financial statements, and Orizonia’s 25% interest will be accounted for as a minority interest. Iberocruceros is operating two contemporary Spanish cruise ships, the 834-passenger capacity Grand Voyager, and the 1,244-passenger capacity Grand Mistral, which were built in 2000 and 1999, respectively. In June 2008, Carnival Cruise Line’s 1,486-passenger capacity Celebration will join the Iberocruceros fleet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

          Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” and “estimate” and similar expressions.

          Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

-	general economic and business conditions that may adversely impact the levels of our potential vacationers’ discretionary income and this group’s confidence in the U.S. and other economies and, consequently reduce our cruise brands’ net revenue yields;

-	the international political climate, armed conflicts, terrorist attacks and threats thereof, availability and pricing of air service and other world events, and their impact on the demand for cruises;

-	conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and increases in capacity offered by cruise ship and land-based vacation alternatives;

-	accidents, adverse weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof) which could cause the alteration of itineraries or cancellation of a cruise or series of cruises, and the impact of the spread of contagious diseases, affecting the health, safety, security and/or vacation satisfaction of passengers;

-	adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for our cruises;

-	lack of acceptance of new itineraries, products and services by our guests;

-	changing consumer preferences, which may, among other things, adversely impact the demand for cruises;

-	the impact of changes in and compliance with laws and regulations relating to environmental, health, safety, security, tax and other regulatory regimes under which we operate, including the implementation of U.S. regulations requiring U.S. citizens to obtain passports for sea travel to or from additional foreign destinations;

-	the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and fuel, food, insurance, payroll and security costs;

-	our ability to implement our shipbuilding programs, including purchasing ships for our North American cruise brands from European shipyards on terms that are favorable or consistent with our expectations;

-	our ability to implement our brand strategies and to continue to operate and expand our business internationally;

-	our future operating cash flow may not be sufficient to fund future obligations and we may not be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations;

-	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;
10

-	continuing financial viability of our travel agent distribution system and air service providers;

-	the impact of our self-insuring against various risks or our inability to obtain insurance for certain risks at reasonable rates;

-	disruptions and other impairments to our information technology networks;

-	lack of continued availability of attractive port destinations;

-	risks associated with the DLC structure, including the uncertainty of its tax status;

-	the impact of pending or threatened litigation; and

-	our ability to successfully implement cost reduction plans.

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

Key Performance Indicators and Critical Accounting Estimates

          We use net cruise revenues per ALBD (“net revenue yields”) and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use “net cruise revenues” rather than “gross cruise revenues.” We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard and other revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined, except for the impact of changing prices.

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

          In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor and report our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year’s comparable period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating currency exchange rate environment.

          On a constant dollar basis, net cruise revenues and net cruise costs would be $3.21 billion and $1.57 billion for the three months ended August 31, 2007 and $7.50 billion and $4.53 billion for the nine months ended August 31, 2007, respectively. On a constant dollar basis, gross cruise revenues and gross cruise costs would be $3.92 billion and $2.28 billion for the three months ended August 31, 2007 and $9.30 billion and $6.33 billion for the nine months ended August 31, 2007, respectively. In addition, our non-U.S. dollar cruise operations’ depreciation and net interest expense were impacted by the changes in exchange rates for the three and nine months ended August 31, 2007, compared to the prior year’s comparable periods.

          For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2006 joint Annual Report on Form 10-K.

Forward Outlook

          As of September 20, 2007 we said that we expected our diluted earnings per share for the fourth quarter of 2007 would be in the range of $0.42 to $0.44. Our guidance was based on the then current forward fuel price of $421 per metric ton for the 2007 fourth quarter. In addition, this guidance was also based on currency exchange rates of $1.39 to the euro and $2.00 to sterling.

          The year-over-year percentage increase in our ALBD capacity for the fourth quarter of 2007 and fiscal 2008, 2009 and 2010, substantially all resulting from new ships entering service, is currently expected to be 7.6%, 8.9%, 5.6% and 6.7%, respectively. The above percentages exclude any future ship orders, acquisitions, retirements or sales, however they do include the addition of Iberocruceros’ Grand Voyager and Grand Mistral in September 2007 and the withdrawal from service of the Pacific Star in March 2008 and the Queen Elizabeth 2 (“QE2”) in November 2008.

Seasonality

          Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we typically schedule during non-peak demand periods. Substantially all of Holland America Tours’ and Princess Tours’ revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Selected Information and Non-GAAP Financial Measures

Selected information was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,

	2007	2006	2007	2006

Passengers carried (in thousands)	2,203	2,012	5,785	5,237	(a)

Occupancy percentage	111.1%	111.0%	106.4%	107.0	%(b)

Fuel cost per metric ton(c)	$376	$350	$337	$341

(a)	Passengers carried in the first quarter of 2006 does not include any passengers for the three ships chartered to the Military Sealift Command in connection with the Hurricane Katrina relief efforts.

(b)	Occupancy percentage in the first quarter of 2006 includes the three ships chartered to the Military Sealift Command at 100% occupancy.

(c)	Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:
	Three Months Ended August 31,		Nine Months Ended August 31,

	2007	2006	2007	2006

	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$3,206	$2,894	$7,437	$6,825
Onboard and other	816	709	2,120	1,847

Gross cruise revenues	4,022	3,603	9,557	8,672
Less cruise costs
Commissions, transportation and other	(583)	(538)	(1,493)	(1,351)
Onboard and other	(146)	(128)	(366)	(326)

Net cruise revenues	$3,293	$2,937	$7,698	$6,995

ALBDs (a)	14,150,152	12,937,155	40,338,081	37,116,575

Gross revenue yields	$284.20	$278.50	$236.91	$233.64

Net revenue yields	$232.68	$227.06	$190.83	$188.44

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,

	2007	2006	2007	2006

	(in millions, except ALBDs and costs per ALBD)

Cruise operating expenses	$1,988	$1,769	$5,382	$4,852
Cruise selling and administrative expenses	355	324	1,129	1,023

Gross cruise costs	2,343	2,093	6,511	5,875
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(583)	(538)	(1,493)	(1,351)
Onboard and other	(146)	(128)	(366)	(326)

Net cruise costs	$1,614	$1,427	$4,652	$4,198

ALBDs (a)	14,150,152	12,937,155	40,338,081	37,116,575

Gross cruise costs per ALBD	$165.52	$161.83	$161.40	$158.29

Net cruise costs per ALBD	$114.00	$110.38	$115.32	$113.09

(a)	ALBDs is a standard measure of passenger capacity for the period. It assumes that each cabin we offer for sale accommodates two passengers. ALBDs are computed by multiplying passenger capacity by revenue-producing ship operating days in the period.
13

Three Months Ended August 31, 2007 (“2007”) Compared to the Three Months Ended August 31, 2006 (“2006”)

          Revenues

          Net cruise revenues increased $356 million, or 12.1%, to $3.29 billion in 2007 from $2.94 billion in 2006. The 9.4% increase in ALBDs between 2007 and 2006 accounted for $276 million of the increase, and the remaining $80 million was from increased net revenue yields, which increased 2.5% in 2007 compared to 2006 (gross revenue yields increased by 2.0%). Net revenue yields increased in 2007 primarily due to the weaker U.S. dollar relative to the euro and sterling, higher ticket prices and increased onboard guest spending. In addition, during 2006 we had a $13 million reduction in the Military Sealift Command charter cruise revenues (see income tax discussion below), which reduced our 2006 revenue yields. Net revenue yields as measured on a constant dollar basis were flat in 2007 compared to 2006. The flat constant dollar net revenue yields were primarily driven by the higher prices we achieved from most of our North American brands and Costa Asia, which were offset by the softer cruise ticket pricing from most of our European cruise brands against very strong 2006 comparisons.

          Gross cruise revenues increased $419 million, or 11.6%, to $4.02 billion in 2007 from $3.60 billion in 2006 for largely the same reasons as net cruise revenues. Included in onboard and other revenues are concessionaire revenues of $264 million in 2007 and $224 million in 2006.

          Other non-cruise revenues increased $19 million, or 5.0%, to $399 million in 2007 from $380 million in 2006 primarily due to the increase in the number of cruise/tours sold and higher cruise/tour prices.

          Costs and Expenses

          Net cruise costs increased $187 million, or 13.1%, to $1.61 billion in 2007 from $1.43 billion in 2006. The 9.4% increase in ALBDs between 2007 and 2006 accounted for $135 million of the increase. The balance of $52 million was from increased net cruise costs per ALBD, which increased 3.3% in 2007 compared to 2006 (gross cruise costs per ALBD increased 2.3%). Net cruise costs per ALBD increased in 2007 primarily due to a weaker U.S. dollar relative to the euro and sterling, a $26 per metric ton increase in fuel cost to $376 per metric ton in 2007, which resulted in an increase in fuel expense of $20 million and an $18 million Merchant Navy Officers Pension Fund expense. Net cruise costs per ALBD as measured on a constant dollar basis increased 0.8% in 2007 compared to 2006. Gross cruise costs increased $250 million, or 11.9%, in 2007 to $2.34 billion from $2.09 billion in 2006 for largely the same reasons as net cruise costs.

          Other non-cruise operating expenses increased $17 million, or 6.0%, to $301 million from $284 million in 2006 primarily due to the increase in the number of cruise/tours sold.

          Depreciation and amortization expense increased $24 million, or 9.4%, to $279 million in 2007 from $255 million in 2006 largely due to the 9.4% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and sterling and additional ship improvement expenditures.

          Nonoperating (Expense) Income

          Net interest expense, excluding capitalized interest, was $85 million in both 2007 and 2006. Net interest expense was flat primarily due to a $14 million increase in interest expense from a higher level of average borrowings, offset by a like amount of higher interest income primarily due to a higher average level of invested cash.

          Income Taxes

          Income tax expense increased $8 million to $39 million in 2007, from $31 million in 2006, primarily because 2006 included a $13 million tax adjustment related to the Military Sealift Command charter, which resulted in lower 2006 income taxes and Alaska’s new state income taxes, partially offset by the reversal in 2007 of some uncertain income tax position liabilities as a result of their favorable resolution. The $13 million reduction in income taxes discussed above was offset by a reduction in cruise revenues and, accordingly, had no impact on our 2006 third quarter net income.

Nine Months Ended August 31, 2007 (“2007”) Compared to the Nine Months Ended August 31, 2006 (“2006”)

          Revenues

          Net cruise revenues increased $703 million, or 10.1%, to $7.70 billion in 2007 from $7.00 billion in 2006. The 8.7% increase in ALBDs between 2007 and 2006 accounted for $607 million of the increase, and the remaining $96 million was from increased net revenue yields, which increased 1.3% in 2007 compared to 2006 (gross revenue yields increased by 1.4%). Net revenue yields increased in 2007 primarily due to the weaker U.S. dollar relative to the euro and sterling and higher onboard guest spending, partially offset by slightly lower occupancy. Net revenue yields as measured on a constant dollar basis decreased 1.3% in 2007 compared to 2006. This decrease in constant dollar net revenue yields was primarily driven by the softer cruise ticket pricing from our shorter duration North American-sourced Caribbean cruises, which was partially offset by the higher prices we achieved from our European brands.

          Gross cruise revenues increased $885 million, or 10.2%, to $9.56 billion in 2007 from $8.67 billion in 2006 for largely the same reasons as net cruise revenues. Included in onboard and other revenues are concessionaire revenues of $626 million in 2007 and $521 million in 2006.

          Other non-cruise revenues increased $19 million, or 4.2%, to $468 million in 2007 from $449 million in 2006 primarily due to the increase in the number of cruise/tours sold and higher cruise/tour prices.

          Costs and Expenses

          Net cruise costs increased $454 million, or 10.8%, to $4.65 billion in 2007 from $4.20 billion in 2006. The 8.7% increase in ALBDs between 2007 and 2006 accounted for $364 million of the increase. The balance of $90 million was from increased net cruise costs per ALBD, which increased 2.0% in 2007 compared to 2006 (gross cruise costs per ALBD also increased 2.0%). Net cruise costs per ALBD increased in 2007 primarily due to a weaker U.S. dollar relative to the euro and sterling, an $18 million Merchant Navy Officers Pension Fund contribution and higher repair costs from ship incidents. This increase was partially offset by $40 million of lower dry-dock costs and a $4 per metric ton decrease in fuel cost to $337 per metric ton in 2007, which resulted in a reduction in fuel expense of $9 million compared to 2006. Net cruise costs per ALBD as measured on a constant dollar basis decreased 0.7% in 2007 compared to 2006. Gross cruise costs increased $636 million, or 10.8%, in 2007 to $6.51 billion from $5.88 billion in 2006 for largely the same reasons as net cruise costs.

          Other non-cruise operating expenses increased $26 million, or 7.4%, to $377 million in 2007 from $351 million in 2006 primarily due to the increase in the number of cruise/tours sold.

          Depreciation and amortization expense increased $84 million, or 11.6%, to $811 million in 2007 from $727 million in 2006 largely due to the 8.7% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and sterling and additional ship improvement expenditures.

          Nonoperating (Expense) Income

          Net interest expense, excluding capitalized interest, increased $16 million to $258 million in 2007 from $242 million in 2006. This increase was primarily due to a $40 million increase in interest expense from a higher level of average borrowings and a $6 million increase from higher average interest rates on average borrowings, partially offset by $30 million of higher interest income primarily due to a higher average level of invested cash. Capitalized interest increased $5 million during 2007 compared to 2006 primarily due to higher average levels of investment in ship construction projects.

          Other expenses in 2006 included a $10 million expense for the write-down of a non-cruise investment, partially offset by a $4 million gain on the subsequent sale of this investment, and $5 million for a litigation reserve.

          Income Taxes

          Income tax expense decreased by $16 million to $26 million in 2007 from $42 million in 2006 primarily because 2006 included $11 million of income tax expense for the Military Sealift Command charters and the reversal in 2007 of some uncertain income tax position liabilities, partially offset by Alaska’s new state income taxes.

Liquidity and Capital Resources

          Sources and Uses of Cash

          Our business provided $3.21 billion of net cash from operations during the nine months ended August 31, 2007, an increase of $384 million, or 13.6%, compared to fiscal 2006. We continue to generate substantial cash from operations and remain in a strong financial position, thus providing us with substantial financial flexibility in meeting operating, investing and financing needs.

          During the nine months ended August 31, 2007, our net expenditures for capital projects were $2.38 billion, of which $2.03 billion was spent for our ongoing new shipbuilding program, including $1.59 billion for the final delivery payments for the Carnival Freedom, Emerald Princess, AIDAdiva and Costa Serena. In addition to our new shipbuilding program, we had capital expenditures of $236 million for ship improvements and refurbishments and $114 million for Alaska tour assets, cruise port facility developments, information technology and other assets.

          During the nine months ended August 31, 2007, we borrowed $1.59 billion, which included $1.06 billion to pay part of the Carnival Freedom, Emerald Princess and AIDAdiva purchase prices and €313 million under our revolving credit facility, which we intend to use to pay for a portion of the Carnival Splendor’s euro purchase price. In addition during the nine months ended August 31, 2007, we repaid $812 million of long-term debt, which included $323 million for the early repayment of £165 million of debt. We also repaid net short-term borrowings of $130 million under our commercial paper program and short-term bank loans during the nine months ended August 31, 2007. Finally, we paid cash dividends of $713 million and purchased $107 million of Carnival plc ordinary shares in open market transactions during the nine months ended August 31, 2007.

          Future Commitments and Funding Sources

          Our contractual cash obligations as of August 31, 2007 have changed compared to November 30, 2006, including ship construction contracts entered into through January 2007, primarily as a result of our debt and ship delivery payments as noted above and the exercise of an option to purchase a Holland America 2,100-passenger capacity ship, which has an all-in cost of €425 million and is expected to enter service in fall 2010.

          At August 31, 2007, we had liquidity of $4.82 billion, which consisted of $1.75 billion of cash, cash equivalents and short-term investments, $1.52 billion available for borrowing under our revolving credit facility and $1.55 billion under committed ship financing facilities. Our revolving credit facility matures in 2012. In addition, in June 2007 we entered into an agreement to sell Cunard Line’s QE2 for delivery to the buyer in November 2008 for $100 million, which is expected to result in a gain of approximately $10 million in the 2008 fourth quarter, based on the current U.S. dollar to sterling exchange rate. Finally, in September 2007 we entered into a joint venture agreement with Orizonia Corporation to set up Iberocruceros for an investment of €290 million, including €105 million of cash ($144 million U.S. dollars at August 31,

2007 exchange rate), which was classified as restricted cash in our long-term other assets at August 31, 2007. In addition, Iberocruceros borrowed €185 million under a portion of our revolving credit facility to finance the payment of the remaining amount of the investment. A key to our access to liquidity is the maintenance of our strong credit ratings.

          Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. In addition, based on our future forecasted operating results and cash flows for fiscal 2007, we expect to be in compliance with our debt covenants during the remainder of fiscal 2007. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors including, but not limited to, those factors noted under “Cautionary Note Concerning Factors That May Affect Future Results.” To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, we cannot be certain that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

Off-Balance Sheet Arrangements

          We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities, which either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          During the nine months ended August 31, 2007 we executed derivative and nonderivative hedging transactions as follows:

•	We settled, prior to its scheduled November 2007 maturity, a foreign currency swap that was designated as a hedge of our net investment in our subsidiaries whose functional currency are euros. This foreign currency swap effectively converted $400 million of variable rate U.S. dollar-denominated debt into €349 million of variable rate debt.

•	We designated $315 million of new euro-denominated debt as a hedge of our euro-denominated net investments.

•	We settled foreign currency swaps that were designated as hedges of our net investment in one of our sterling functional currency operations. These foreign currency swaps effectively converted $200 million of U.S. dollar denominated debt into £137 million of sterling debt. This debt was repaid at its maturity, in June 2007.

•	We designated €313 million ($428 million U.S. dollars at August 31, 2007 exchange rate) of euro cash balances as a fair value hedge and entered into forward purchases for €78 million, which we also designated as a fair value hedge, of the remaining euro yard payments for the Carnival Splendor.

          At August 31, 2007, 61%, 33% and 6% (57%, 29% and 14% at November 30, 2006) of our debt was U.S. dollar, euro and sterling–denominated, respectively, including the effect of foreign currency swaps.

Item 4. Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2007, that they were effective as described above.

          Changes in Internal Control over Financial Reporting

          During the three months ended August 31, 2007, we continued with our implementation of a new worldwide accounting system. As a result, there have been changes in our internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As part of the system implementation, we have reviewed the controls affected by the new accounting system and have made the necessary internal control changes.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million authorization back to $1 billion. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. The Carnival plc share repurchase authorization requires annual shareholder approval. During the 2007 third quarter and from September 1, 2007 through September 26, 2007 we purchased 2.5 million and 2.1 million ordinary shares of Carnival plc, which are not registered under Section 12 of the Exchange Act, at an average price of $43.49 and $43.83, respectively. Carnival plc ordinary shares are listed on the London Stock Exchange. At September 26, 2007 the remaining availability pursuant to our share repurchase program was $996 million.

          During the three months ended August 31, 2007, a nominal amount of our Zero Coupon and 2% convertible notes were converted, at their accreted value in the case of the Zero Coupon notes), into common stock of Carnival Corporation. These issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

          Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 5. Other Information

          On September 26, 2007, the termination date for substantially all of our $1.2 billion, €400 million and £200 million Facilities Agreement, dated October 21, 2005, as amended, by and among Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland plc, as Facilities Agent, and each of the other banks or other institutions party thereto (the “Facilities

Agreement”), was extended from October 21, 2011 to October 21, 2012 pursuant to the extension request procedures set forth in the Facilities Agreement.
19

Item 6. Exhibits.
INDEX TO EXHIBITS
		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/03

3.2	Amended and Restated By-laws of Carnival Corporation	8-K	3.2	4/17/03

3.3	Articles of Association of Carnival plc	8-K	3.3	4/17/03

3.4	Memorandum of Association of Carnival plc	8-K	3.4	4/17/03

10.1	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.				X

10.2	Amendment Agreement, dated 26 July, 2007, to the Facilities Agreement dated October 21, 2005, by and among Carnival Corporation, Carnival plc, certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland, as Facilities Agent, and a syndicate of financial institutions.				X

12	Ratio of Earnings to Fixed Charges.				X

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
20

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

21

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Micky Arison	By: /s/ Micky Arison

Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By: /s/ Howard S. Frank	By: /s/ Howard S. Frank

Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By: /s/ David Bernstein	By: /s/ David Bernstein

David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: September 28, 2007	Date: September 28, 2007
22