Form 10-Q
period 2008-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2008-06-27
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation	Carnival plc

(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)

Republic of Panama	England and Wales

(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

59-1562976	98-0357772

(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)

3655 N.W. 87th Avenue	Carnival House, 5 Gainsford Street,
Miami, Florida 33178-2428	London SE1 2NE, United Kingdom

(Address of principal	(Address of principal
executive offices)	executive offices)
(Zip Code)	(Zip Code)

(305) 599-2600	011 44 20 7940 5381

(Registrant’s telephone number,	(Registrant’s telephone number,
including area code)	including area code)

None	None

(Former name, former address	(Former name, former address
and former fiscal year, if	and former fiscal year, if
changed since last report)	changed since last report)

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

          Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filers ☒	Accelerated filers ☐
Non-Accelerated filers ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 23, 2008 Carnival Corporation had outstanding 624,217,786 shares of Common Stock, $.01 par value.

At June 23, 2008 Carnival plc had
outstanding 213,210,870 Ordinary Shares
$1.66 par value, one Special Voting
Share, GBP 1.00 par value and 624,217,786
Trust Shares of beneficial interest in
the P&O Princess Special Voting Trust.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,

	2008	2007	2008	2007

Revenues
Cruise
Passenger tickets	$2,588	$2,181	$5,026	$4,231
Onboard and other	743	678	1,445	1,304
Other	47	41	59	53

	3,378	2,900	6,530	5,588

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	525	439	1,083	910
Onboard and other	121	109	246	220
Fuel	425	254	817	474
Payroll and related	365	321	725	632
Food	210	181	417	356
Other ship operating	469	416	923	802
Other	44	43	62	60

Total	2,159	1,763	4,273	3,454
Selling and administrative	425	406	850	790
Depreciation and amortization	312	272	613	532

	2,896	2,441	5,736	4,776

Operating Income	482	459	794	812

Nonoperating (Expense) Income
Interest income	12	17	22	27
Interest expense, net of capitalized interest	(102)	(94)	(200)	(178)
Other income (expense), net	4	(1)	6	(1)

	(86)	(78)	(172)	(152)

Income Before Income Taxes	396	381	622	660

Income Tax (Expense) Benefit, Net	(6)	9	4	13

Net Income	$390	$390	$626	$673

Earnings Per Share
Basic	$0.50	$0.49	$0.80	$0.85

Diluted	$0.49	$0.48	$0.78	$0.83

Dividends Per Share	$0.40	$0.35	$0.80	$0.625

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2008	November 30, 2007	May 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$988	$943	$1,859
Short-term investments	8	17	214
Trade and other receivables, net	542	436	401
Inventories	349	331	282
Prepaid expenses and other	292	249	263

Total current assets	2,179	1,976	3,019

Property and Equipment, Net	27,666	26,639	25,019

Goodwill	3,614	3,610	3,331

Trademarks	1,393	1,393	1,328

Other Assets	620	563	490

	$35,472	$34,181	$33,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$145	$115	$1,075
Current portion of long-term debt	1,386	1,028	1,457
Convertible debt subject to current put options	230	1,396	1,170
Accounts payable	454	561	498
Accrued liabilities and other	1,269	1,353	1,209
Customer deposits	3,605	2,807	3,200

Total current liabilities	7,089	7,260	8,609

Long-Term Debt	7,689	6,313	5,425

Other Long-Term Liabilities and Deferred Income	764	645	574

Contingencies (Note 3)

Shareholders’ Equity
Common stock of Carnival Corporation; $0.01 par value; 1,960 shares authorized; 643 at 2008 and November 2007 and 642 shares at May 2007 issued	6	6	6
Ordinary shares of Carnival plc; $1.66 par value; 226 shares authorized; 213 shares at 2008 and 2007 issued	354	354	354
Additional paid-in capital	7,653	7,599	7,556
Retained earnings	12,907	12,921	11,778
Accumulated other comprehensive income	1,306	1,296	772
Treasury stock; 19 shares at 2008 and November 2007 and 18 shares at May 2007 of Carnival Corporation and 51 shares at 2008, 50 shares at November 2007 and 42 shares at May 2007 of Carnival plc, at cost	(2,296)	(2,213)	(1,887)

Total shareholders’ equity	19,930	19,963	18,579

	$35,472	$34,181	$33,187

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,

	2008	2007

OPERATING ACTIVITIES
Net income	$626	$673
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	613	532
Share-based compensation	30	32
Other	4	7
Changes in operating assets and liabilities
Receivables	(116)	(130)
Inventories	(16)	(19)
Prepaid expenses and other	(66)	(21)
Accounts payable	(111)	67
Accrued and other liabilities	40	74
Customer deposits	811	876

Net cash provided by operating activities	1,815	2,091

INVESTING ACTIVITIES
Additions to property and equipment	(1,593)	(2,130)
Purchases of short-term investments	(2)	(899)
Sales of short-term investments	10	706
Proceeds from the sale of assets and businesses, net	41	138
Other, net	(34)	(69)

Net cash used in investing activities	(1,578)	(2,254)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,847	1,058
Principal repayments of long-term debt	(3,370)	(440)
Dividends paid	(630)	(435)
Purchases of treasury stock	(84)
Proceeds from exercise of stock options	14	40
Proceeds from short-term borrowings, net	8	628
Other	(9)	(5)

Net cash (used for) provided by financing activities	(224)	846

Effect of exchange rate changes on cash and cash equivalents	32	13

Net increase in cash and cash equivalents	45	696

Cash and cash equivalents at beginning of period	943	1,163

Cash and cash equivalents at end of period	$988	$1,859

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation

          Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s articles of incorporation and by-laws and Carnival plc’s memorandum of association and articles of association. The two companies operate as if they are a single economic enterprise, but each has retained its separate legal identity.

          The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as “Carnival Corporation & plc,” “our,” “us,” and “we.”

          The accompanying consolidated balance sheets at May 31, 2008 and 2007, the consolidated statements of operations for the three and six months ended May 31, 2008 and 2007 and the consolidated statements of cash flows for the six months ended May 31, 2008 and 2007 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2007 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 – Debt

          At May 31, 2008, unsecured short-term borrowings consisted of euro and U.S. dollar-denominated bank loans of $93 million and $52 million, respectively, with an aggregate weighted-average interest rate of 3.3%.

          On April 25, 2008, we amended the terms of Carnival Corporation’s 1.75% convertible notes (the “1.75% Notes) to give the holders another put option, which, if exercised, requires us to repurchase all or a portion of the outstanding 1.75% Notes on October 29, 2009 at their accreted value, and suspends our right to redeem the 1.75% Notes until October 29, 2009. The $8 million estimated fair value of this new put option is being amortized to interest expense over its eighteen-month term using the straight-line method, which approximates the effective interest rate method. In addition, we amended the terms of the 1.75% Notes to include an additional semi-annual cash interest payment of 0.5% per annum through October 29, 2009 and certain other covenants and agreements for the benefit of the holders of this debt. On April 30, 2008, as a result of certain holders exercising their April 29, 2008 put option, we repurchased $302 million of the outstanding 1.75% Notes at their accreted value, plus accrued interest, leaving $273 million of the 1.75% Notes outstanding at their accreted value. At May 31, 2008, the 1.75% Notes have a 4.6% yield through October 29, 2009.

          At May 31, 2008, our 1.75% Notes and 2% convertible notes (“2% Notes”) were both classified as long-term liabilities, since the next time we may be required to redeem these notes at the option of the holders is on October 29, 2009 and April 15, 2011, respectively. In addition, the Carnival Corporation common stock trigger prices of $40.29 and $43.05, which are required to be met in order to allow the conversion of the Carnival Corporation zero-coupon convertible notes and 2% Notes, respectively, were not met for the defined duration of time in the first and second quarter of fiscal 2008 and, accordingly, these notes were not convertible during the second quarter of fiscal 2008 and are not convertible during the third quarter of fiscal 2008. The 1.75% Notes Carnival Corporation common stock trigger price of $63.73 has not been met since their issuance.

          In March 2008, our Ibero Cruises brand entered into two 364-day loan facilities aggregating $170 million, which are guaranteed by Carnival Corporation and Carnival plc. This Ibero Cruises debt, along with another $607 million of other short-term debt, has been classified as long-term debt at May 31, 2008, as we have the intent and ability to refinance this debt on a long-term basis.

          In March 2008 we also entered into a $500 million seven-year term loan facility, which was fully drawn in June, 2008 and used in part to finance a portion of the purchase price of Holland America Line’s Eurodam. This facility has a fixed interest rate of 4.41%, although the lenders have a one-time option to switch the borrowing rate to LIBOR plus 0.55% on the loan’s third anniversary date.

          During the 2008 second quarter, we also borrowed $523 million under an unsecured term loan facility, the proceeds of which were effectively used to pay a portion of P&O UK’s Ventura purchase price. This facility bears interest at 4.38% and is repayable in semi-annual installments through 2020.

          Finally, in the second quarter of 2008 we obtained two unsecured term loan financing facilities, each bearing a fixed interest rate of 4.21%, which provide us with the ability to borrow up to an aggregate of $796 million for a portion of two ships’ purchase prices. These ships are expected to be delivered in June 2008 and October 2008. These facilities are repayable semi-annually over a 12 year period. However, we have the option to terminate the second mentioned facility up until 60 days prior to the ship delivery date.

NOTE 3 - Contingencies

          Litigation

          The Office of the Attorney General of Florida (“Attorney General”) is conducting an investigation to determine whether there is or has been a violation of Florida antitrust laws in connection with the setting by us and other unaffiliated cruise lines of certain fuel supplements. We are providing our full cooperation to the Attorney General’s office. At this time, we are unable to determine the ultimate outcome of this review on our financial statements.

          In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other unaffiliated cruise lines in New York on behalf of a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. In the event that an award is given in favor of the plaintiffs, the amount of damages, if any, which Carnival Corporation and its subsidiaries and affiliates would have to pay is not currently determinable. The ultimate outcome of this matter cannot be determined at this time. However, we intend to vigorously defend this matter.

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

          Contingent Obligations

          At May 31, 2008, Carnival Corporation had estimated contingent obligations totaling approximately $1.1 billion, excluding stipulated damages as discussed below, to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire net present value of these contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations are considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets.

          We estimate that Carnival Corporation would be required to make payments for approximately $172 million and $884 million of these contingent obligations in the remote event of nonperformance by these major financial institutions, which have long-term credit ratings of AA- and AA/AAA, respectively. In addition, Carnival Corporation obtained direct guarantees for an estimated $102 million and $170 million from AAA and AA- rated financial institutions, respectively, to support a portion of the estimated $172 million and $884 million of contingent obligations, respectively, thereby further reducing the exposure to this portion of the contingent obligations.

          In certain cases, if the credit ratings of the major financial institutions who are directly paying the contingent obligations fall below AA- then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are AA or meet other specified credit requirements. If such an event was to occur, we would incur costs that we estimate would not be material to our financial statements. However, in the event we could not find replacement institutions for all these obligations, we believe our liability would not exceed our $162 million of estimated stipulated damages. During the 2008 second quarter, some of the financial institutions involved with two of these transactions had their credit ratings downgraded from AA to AA-, with a negative outlook. If Carnival Corporation’s credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $70 million, or alternatively provide mortgages in the aggregate amount of $70 million on two of its ships.

          In addition, in the event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, including any failure to replace the financial institutions referred to above, we estimate that it would, as of May 31, 2008, have to pay a total of $162 million in stipulated damages. We estimate that approximately $124 million of these stipulated damages relate to transactions that involve the AA- rated institutions. As of May 31, 2008, $165 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In addition, we have a $170 million backup letter of credit issued under a loan facility in support of these standby letters of credit. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

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

NOTE 4 – Comprehensive Income

          Comprehensive income was as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,

	2008	2007	2008	2007

Net income	$390	$390	$626	$673
Items included in accumulated other comprehensive income
Foreign currency translation adjustment	88	100	11	113
Changes related to cash flow derivative hedges	(3)	(1)	2	(2)
Unrealized gain (loss) on marketable security	2		(3)

Total comprehensive income	$477	$489	$636	$784

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

          Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended May 31,

	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)

2008
Cruise	$3,331	$2,115	$416	$303	$497
Other	65	62	9	9	(15)
Intersegment elimination	(18)	(18)

	$3,378	$2,159	$425	$312	$482

2007
Cruise	$2,859	$1,720	$398	$263	$478
Other	55	57	8	9	(19)
Intersegment elimination	(14)	(14)

	$2,900	$1,763	$406	$272	$459

	Six Months Ended May 31,

	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)

2008
Cruise	$6,471	$4,211	$833	$595	$832
Other	79	82	17	18	(38)
Intersegment elimination	(20)	(20)

	$6,530	$4,273	$850	$613	$794

2007
Cruise	$5,535	$3,394	$774	$514	$853
Other	69	76	16	18	(41)
Intersegment elimination	(16)	(16)

	$5,588	$3,454	$790	$532	$812

NOTE 6 - Earnings Per Share

          Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,

	2008	2007	2008	2007

Net income	$390	$390	$626	$673
Interest on dilutive convertible notes	9	9	17	17

Net income for diluted earnings per share	$399	$399	$643	$690

Weighted-average common and ordinary shares outstanding	786	794	786	794
Dilutive effect of convertible notes	31	33	31	33
Dilutive effect of stock plans	2	2	2	2

Diluted weighted-average shares outstanding	819	829	819	829

Basic earnings per share	$0.50	$0.49	$0.80	$0.85

Diluted earnings per share	$0.49	$0.48	$0.78	$0.83

          Options to purchase 12.0 million shares for both the three and six months ended May 31, 2008, and 8.5 million shares and 6.9 million shares for the three and six months ended May 31, 2007, respectively, were excluded from our diluted earnings per share computations since the effect of including them was anti-dilutive.

NOTE 7 – Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate resolution. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Our adoption of FIN 48 on December 1, 2007 did not have a material impact on our opening retained earnings. In addition, based on all known facts and circumstances and current tax law, we believe that the total amount of our uncertain income tax position liabilities and related accrued interest are not material to our May 31, 2008 financial position.

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 1, 2007. The adoption of SFAS No. 157 on our financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a significant impact on their fair value measurements or require expanded disclosures since the fair value of those financial assets and liabilities outstanding during the three and six months ended May 31, 2008 were not material.

          In May 2008, the FASB issued Financial Accounting Standards Board Staff Position Accounting Principles Board 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. APB 14-1 will be adopted by us in the first quarter of fiscal 2010 on a retrospective basis. We believe that the impact of adopting APB 14-1 will not have a material effect on previously reported diluted earnings per share, however, our net income will be reduced. We are still in the process of determining the amount of such reduction.

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

          Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

-

general economic and business conditions, including fuel price increases, and perceptions of these conditions that may adversely impact the levels of our potential vacationers’ discretionary income and this group’s confidence in the U.S. and other economies and, consequently reduce our cruise brands’ net revenue yields;

-	the international political climate, armed conflicts and terrorist attacks and threats thereof, and other world events, and their impacts on the demand for our cruises;

-	availability and pricing of air travel services, especially as a result of the significant increases in air travel costs, and its impact on the demand for our cruises;

-

conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and over capacity offered by cruise ship and land-based vacation alternatives;

-

accidents, adverse weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof) which could cause the alteration of itineraries or cancellation of a cruise or series of cruises, and the impact of the spread of contagious diseases, all of which could affect the health, safety, security and/or vacation satisfaction of our guests;

-	adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for our cruises;

-	lack of acceptance of new itineraries, products and services by our guests;

-	changing consumer preferences, which may, among other things, adversely impact the demand for cruises;

-	the impact of changes in and compliance with laws and regulations relating to environmental, health, safety, security, tax and other regulatory regimes under which we operate;

-	the impact of increased global fuel demand, a weakening U.S. dollar, fuel supply disruptions and/or other events on our ships’ fuel and other expenses;

-

the impact on our future fuel expenses of implementing proposed International Maritime Organization regulations which, if approved, would require the use of higher priced low sulfur fuels in certain cruising areas, which could adversely impact the cruise industry;

-	the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and food, insurance, payroll and security costs;

-

our ability to implement our shipbuilding programs and ship refurbishments and repairs, including purchasing ships for our North American cruise brands from European shipyards on terms that are favorable or consistent with our expectations;

-	our ability to implement our brand strategies and to continue to operate and expand our business internationally;

-

whether our future operating cash flow will be sufficient to fund future obligations, and whether we will be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations;

-	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

-	continuing financial viability of our travel agent distribution system and air service providers;

-	the impact of our self-insuring against various risks or our inability to obtain insurance for certain risks at reasonable rates;

-	disruptions and other impairments to our information technology networks;

-	lack of continued availability of attractive port destinations; and

-	risks associated with the DLC structure, including the uncertainty of its tax status.

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

Outlook for Remainder of Fiscal 2008

          As of June 19, 2008, we said that we expected our diluted earnings per share for the third quarter and full year of 2008 would be in the range of $1.56 to $1.58 and $2.70 to $2.80, respectively. Our guidance was based on the then current spot prices for fuel price of $670 per metric ton and $594 per metric ton for the 2008 third quarter and full year, respectively. In addition, this guidance was also based on 2008 third quarter and full year currency exchange rates of $1.55 and $1.53 to the euro, respectively, and $1.96 and $1.97 to sterling, respectively.

          The year-over-year percentage increase in our ALBD capacity for the third and fourth quarters of fiscal 2008 and fiscal years ended 2009, 2010, 2011 and 2012, resulting primarily from new ships entering service, is currently expected to be 8.8%, 8.8%, 5.2%, 8.3%, 5.5% and 3.7%, respectively. The above percentages exclude any other future ship orders, acquisitions, retirements or sales, however the fourth quarter does include the withdrawal from service of the Queen Elizabeth 2 (“QE2”) in November 2008.

Seasonality and Critical Accounting Estimates

          Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months, and holidays. This higher demand during the third quarter and holidays results in higher net revenue yields and, accordingly, the largest share of our net income is earned during these periods. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we typically schedule during non-peak demand periods. In addition, substantially all of Holland America Tours’ and Princess Tours’ revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

          For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2007 joint Annual Report on Form 10-K.

Selected Cruise Information

          Selected cruise information was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,

	2008	2007	2008	2007

Passengers carried (in thousands)	1,985	1,832	3,896	3,581

Occupancy percentage (a)	104.8%	103.7%	104.5%	103.9%

Fuel cost per metric ton (b)	$530	$333	$514	$317

(a)

In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

(b)	Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

Three Months Ended May 31, 2008 (“2008) Compared to the Three Months Ended May 31, 2007 (“2007”)

          Revenues

          Our total revenues increased $478 million, or 16.5%, from $2.9 billion in 2007 to $3.4 billion in 2008. Approximately $238 million of this increase was capacity driven by our 8.3% increase in ALBDs (see “Key Performance Non-GAAP Financial Indicators”) and the remaining increase of $240 million was primarily due to increases in cruise ticket pricing, including the implementation of our fuel supplements, and the impact of the weaker U.S. dollar against the euro and sterling compared to 2007. Our capacity increased 2.7% for our North American cruise brands and 23.2% for our European cruise brands in 2008 compared to 2007, as we continue to implement our planned strategy of expanding in the European cruise marketplace.

          Onboard and other revenues included concessionaire revenues of $220 million in 2008 and $198 million in 2007. Onboard and other revenues increased in 2008 compared to 2007, primarily because of the 8.3% increase in ALBDs.

          Costs and Expenses

          Operating costs increased $396 million, or 22.5%, from $1.8 billion in 2007 to $2.2 billion in 2008. Approximately $143 million of this increase was capacity driven by our 8.3% increase in ALBDs, and the remaining increase of $253 million was primarily due to increased fuel costs and the weaker U.S. dollar against the euro and sterling compared to 2007. Selling and administration expenses increased $19 million, or 4.7%, from $406 million in 2007 to $425 million in 2008, primarily due to the 8.3% increase in ALBDs, partially offset by savings achieved through economies of scale and cost control measures undertaken during this difficult economic environment.

          Depreciation and amortization expense increased $40 million, or 14.7%, from $272 million in 2007 to $312 million in 2008, largely due to the 8.3% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and sterling and additional ship improvement expenditures.

          Our total costs and expenses rose from 84.2% in 2007, as a percentage of revenues, to 85.7% in 2008.

          Operating Income

          Our operating income increased $23 million, or 5.0%, from $459 million in 2007 to $482 million in 2008. Our operating income increase was primarily due to our increased fleet capacity, commonly represented by changes in ALBDs, which are highly predictable, and improved cruise ticket pricing, partially offset by the effect of higher fuel costs.

          Nonoperating (Expense) Income

          Net interest expense, excluding capitalized interest, increased $17 million to $105 million in 2008 from $88 million in 2007. This increase was primarily due to a $19 million increase in interest expense from a higher level of average borrowings, a $6 million decrease in interest income primarily due to a lower average level of invested cash, partially offset by a $8 million decrease from lower average interest rates on average borrowings. Capitalized interest increased $3 million during 2008 compared to 2007 and is attributable to our higher levels of investment in ships under construction.

          Income Taxes

          Income tax expense increased $15 million to $6 million in 2008 from a $9 million income tax benefit in 2007 primarily because of nonrecurring benefits realized in 2007 related to the transfer of a ship and the reversal of previously recorded deferred tax valuation allowances, which were no longer required. During both the second quarter of 2008 and 2007, we have recorded tax benefits generated by the seasonal losses of our Alaska tour operation.

          Key Performance Non-GAAP Financial Indicators

          ALBDs is a standard measure of passenger capacity for the period, which we use to perform rate and capacity variance analyses to determine what are the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

          We use net cruise revenues per ALBD (“net revenue yields”) and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measurers enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide a better gauge to measure our revenue and cost performance instead of the standard U.S. GAAP-based financial measures. There are no specific rules for determining our non-GAAP financial measures and, accordingly, it is possible that they may not be exactly comparable to the like-kind information presented by other cruise companies, which is a potential risk associated with using them to compare us to other cruise companies.

          Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard and other revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined, except for the impact of changing prices.

          Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs to avoid duplicating these variable costs in these two non-GAAP financial measures.

          In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor and report our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year’s comparable period rates, or on a “constant dollar basis,”

in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

          Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended May 31,

	2008	2008	2007

	Constant Dollar
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$2,588	$2,495	$2,181
Onboard and other	743	723	678

Gross cruise revenues	3,331	3,218	2,859
Less cruise costs
Commissions, transportation and other	(525)	(504)	(439)
Onboard and other	(121)	(117)	(109)

Net cruise revenues	$2,685	$2,597	$2,311

ALBDs	14,480,881	14,480,881	13,369,111

Gross revenue yields	$230.04	$222.24	$213.87

Net revenue yields	$185.45	$179.33	$172.90

          Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended May 31,

	2008	2008	2007

	Constant Dollar
	(in millions, except ALBDs and costs per ALBD)

Cruise operating expenses	$2,115	$2,045	$1,720
Cruise selling and administrative expenses	416	401	398

Gross cruise costs	2,531	2,446	2,118
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(525)	(504)	(439)
Onboard and other	(121)	(117)	(109)

Net cruise costs	$1,885	$1,825	$1,570

ALBDs	14,480,881	14,480,881	13,369,111

Gross cruise costs per ALBD	$174.79	$168.91	$158.46

Net cruise costs per ALBD	$130.20	$126.01	$117.50

          Net cruise revenues increased $374 million, or 16.2%, to $2.7 billion in 2008 from $2.3 billion in 2007. The 8.3% increase in ALBDs between 2008 and 2007 accounted for $192 million of the increase, and the remaining $182 million was from increased net revenue yields, which increased 7.3% in 2008 compared to 2007 (gross revenue yields also increased by 7.6%). Net revenue yields increased in 2008 primarily due to higher ticket prices, the weaker U.S. dollar relative to the euro and sterling and, to a lesser degree, the 1.1% point increase in our occupancy, which was primarily driven by our North American brands. Net revenue yields as measured on a constant dollar basis increased 3.7% in 2008 compared to 2007, which was comprised of a 5.5% increase in passenger ticket yields, partially offset by a 1.8% decrease in onboard and other revenue yields, which was largely the result of the significant increase in our European brands’ capacity as they typically have lower onboard and other revenue yields. Gross cruise revenues increased $472 million, or 16.5%, to $3.3 billion in 2008 from $2.9 billion in 2007 for largely the same reasons as discussed above for net cruise revenues.

          Net cruise costs increased $315 million, or 20.1%, to $1.9 billion in 2008 from $1.6 billion in 2007. The 8.3% increase in ALBDs between 2008 and 2007 accounted for $131 million of the increase. The balance of $184 million was from increased net cruise costs per ALBD, which increased 10.8% in 2008 compared to 2007 (gross cruise costs per ALBD increased 10.3%). This 10.8% increase was primarily due to a 59% per metric ton increase in fuel cost to $530 per metric ton in 2008, which resulted in an increase in fuel expense of $158 million compared to 2007, a weaker U.S. dollar relative to the euro and sterling and a $10 million increase in dry-dock expenses in 2008 compared to 2007. Net cruise costs per ALBD as measured on a constant dollar basis increased 7.2% in 2008 compared to 2007. On a constant dollar basis, net cruise costs per ALBD, excluding fuel and dry-dock costs decreased 1.6%, compared to 2007 primarily due to lower selling and administrative expenses, due largely to savings achieved through economies of scale and cost control measures. Gross cruise costs increased $413 million, or 19.5%, in 2008 to $2.5 billion from $2.1 billion in 2007 for largely the same reasons as discussed above for net cruise costs.

Six Months Ended May 31, 2008 (“2008”) Compared to the six Months Ended May 31, 2007 (“2007”)

          Revenues

          Our total revenues increased $942 million, or 16.9%, from $5.6 billion in 2007 to $6.5 billion in 2008. Approximately $519 million of this increase was capacity driven by our 9.4% increase in ALBDs and the remaining increase of $423 million was primarily due to increases in cruise ticket pricing and the impact of the weaker U.S. dollar against the euro and sterling compared to 2007. Our capacity increased 4.2% for our North American cruise brands and 21.9% for our European cruise brands in 2008 compared to 2007.

          Onboard and other revenues included concessionaire revenues of $406 million in 2008 and $362 million in 2007. Onboard and other revenues increased in 2008 compared to 2007, primarily because of the 9.4% increase in ALBDs.

          Costs and Expenses

          Operating costs increased $819 million, or 23.7%, from $3.5 billion in 2007 to $4.3 billion in 2008. Approximately $318 million of this increase was capacity driven by our 9.4% increase in ALBDs and the remaining increase of $501 million was primarily due to increased fuel costs and the weaker U.S. dollar against the euro and sterling compared to 2007. Selling and administration expenses increased $60 million, or 7.6%, from $790 million in 2007 to $850 million in 2008, primarily due to the 9.4% increase in ALBDs, partially offset by savings achieved through economies of scale and cost control measures.

          Depreciation and amortization expense increased $81 million, or 15.2%, from $532 million in 2007 to $613 million in 2008, largely due to the 9.4% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and sterling and additional ship improvement expenditures.

          Our total costs and expenses rose from 85.5% in 2007, as a percentage of revenues, to 87.8% in 2008.

          Operating Income

          Our operating income decreased $18 million, or 2.2%, from $812 million in 2007 to $794 million in 2008. Our operating income decrease was primarily due to effect of higher fuel costs, partially offset by our increased fleet capacity and improved cruise ticket pricing.

          Nonoperating (Expense) Income

          Net interest expense, excluding capitalized interest, increased $33 million to $206 million in 2008 from $173 million in 2007. This increase was primarily due to a $42 million increase in interest expense from a higher level of average borrowings, a $5 million decrease in interest income primarily due to a lower average level of invested cash, partially offset by a $14 million decrease from lower average interest rates on average borrowings. Capitalized interest increased $5 million during 2008 compared to 2007 primarily due to higher average levels of investment in ship construction projects.

          Income Taxes

          Income tax benefit decreased $9 million to $4 million in 2008 from $13 million in 2007 primarily because 2007 included the reversal of previously recorded deferred tax valuation allowances, which were no longer required and larger seasonal tax benefits from our Alaska tour operation.

          Key Performance Non-GAAP Financial Indicators

          Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Six Months Ended May 31,

	2008	2008	2007

	Constant Dollar
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$5,026	$4,861	$4,231
Onboard and other	1,445	1,410	1,304

Gross cruise revenues	6,471	6,271	5,535
Less cruise costs
Commissions, transportation and other	(1,083)	(1,042)	(910)
Onboard and other	(246)	(240)	(220)

Net cruise revenues	$5,142	$4,989	$4,405

ALBDs	28,642,170	28,642,170	26,187,929

Gross revenue yields	$225.92	$218.94	$211.35

Net revenue yields	$179.52	$174.19	$168.21

          Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Six Months Ended May 31,

	2008	2008	2007

	Constant Dollar
	(in millions, except ALBDs and costs per ALBD)

Cruise operating expenses	$4,211	$4,081	$3,394
Cruise selling and administrative expenses	833	807	774

Gross cruise costs	5,044	4,888	4,168
Less cruise costs included in net cruise Revenues
Commissions, transportation and other	(1,083)	(1,042)	(910)
Onboard and other	(246)	(240)	(220)

Net cruise costs	$3,715	$3,606	$3,038

ALBDs	28,642,170	28,642,170	26,187,929

Gross cruise costs per ALBD	$176.12	$170.64	$159.17

Net cruise costs per ALBD	$129.72	$125.89	$116.03

          Net cruise revenues increased $737 million, or 16.7%, to $5.1 billion in 2008 from $4.4 billion in 2007. The 9.4% increase in ALBDs between 2008 and 2007 accounted for $413 million of the increase, and the remaining $324 million was from increased net revenue yields, which increased 6.7% in 2008 compared to 2007 (gross revenue yields also increased by 6.9%). Net revenue yields increased in 2008 primarily due to higher ticket prices, the weaker U.S. dollar relative to the euro and sterling and, to a lesser degree, the 0.6% point increase in our occupancy. Net revenue yields as measured on a constant dollar basis increased 3.6% in 2008 compared to 2007, which was comprised of a 5.1% increase in passenger ticket yields, partially offset by a 1.3% decrease in onboard and other yields, which was largely the result of the significant increase in our European brands’ capacity as they typically have lower onboard and other revenue yields. Gross cruise revenues increased $936 million, or 16.9%, to $6.5 billion in 2008 from $5.5 billion in 2007 for largely the same reasons as discussed below for net cruise revenues.

          Net cruise costs increased $677 million, or 22.3%, to $3.7 billion in 2008 from $3.0 billion in 2007. The 9.4% increase in ALBDs between 2008 and 2007 accounted for $285 million of the increase. The balance of $392 million was from increased net cruise costs per ALBD, which increased 11.8% in 2008 compared to 2007 (gross cruise costs per ALBD increased 10.6%). This 11.8% increase was primarily due to a $197 per metric ton increase in fuel cost to $514 per metric ton in 2008, which resulted in an increase in fuel expense of $313 million compared to 2007, a weaker U.S. dollar relative to the euro and sterling and a $31 million increase in dry-dock expenses in 2008 compared to 2007. Net cruise costs per ALBD as measured on a constant dollar basis increased 8.5% in 2008 compared to 2007. On a constant dollar basis, net cruise costs per ALBD, excluding fuel and dry-dock costs decreased 0.7%, compared to 2007 due largely to lower selling and administrative expenses, achieved primarily through economies of scale and cost control measures. Gross cruise costs increased $876 million, or 21.0%, in 2008 to $5.0 billion from $4.2 billion in 2007 for largely the same reasons as discussed below for net cruise costs.

Liquidity and Capital Resources

          Sources and Uses of Cash

          Our business provided $1.8 billion of net cash from operations during the six months ended May 31, 2008, a decrease of $277 million, or 13.2%, compared to fiscal 2007. At May 31, 2008 and 2007, we had working capital deficits of $4.9 billion and $5.6 billion, respectively. Our May 31, 2008 deficit included $3.6 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing and, accordingly, is substantially all a deferred revenue item rather than an actual current cash liability. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our May 31, 2008 working capital deficit included $1.8 billion of current debt obligations, which included $230 million of convertible debt subject to a put option, which at our option, can be settled by the issuance of common stock, and thus not impact our liquidity, if necessary. After excluding these customer deposits and current debt obligations from our working capital deficit balance, our adjusted working capital is $456 million. We continue to generate substantial cash from operations and have an A-stable credit rating, considerable financial flexibility to refinance our current debt and thereby providing us with the ability to maintain such a substantial working capital deficit, as well as the substantial flexibility to meet our operating, investing and financing needs. As explained above, our business model allows us to operate with significant working capital deficits and, accordingly, we believe these working capital deficits will continue to exist in the future.

          During the six months ended May 31, 2008, our net expenditures for capital projects were $1.6 billion, of which $1.3 billion was spent for our ongoing new shipbuilding program, including $926 million for the final delivery payments for the Ventura and AIDAbella. In addition to our new shipbuilding program, we had capital expenditures of $207 million for ship improvements and refurbishments and $69 million for Alaska tour assets, cruise port facility developments, information technology and other assets. Also during the six months ended May 31, 2008, we received a $41 million final payment on the 2003 sale of Holland America Line’s Nieuw Amsterdam to Louis Cruise Line.

          During the six months ended May 31, 2008, we borrowed $3.8 billion of long-term debt, primarily under our long-term revolving credit facility (“Facility”) and a ship financing facility, and we repaid $3.4 billion of long-term debt, which primarily included $2.6 billion under the Facility, $302 million of our 1.75% Notes, and $308 million upon maturity of our 4.4% and 6.15% fixed rate notes. Finally, we paid cash dividends of $630 million and purchased $84 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions during the six months ended May 31, 2008.

          Commitments and Funding Sources

          Our contractual cash obligations as of May 31, 2008 have changed compared to November 30, 2007, including new ship orders placed in December 2007, primarily as a result of our debt and ship delivery payments as noted above. In addition, $860 million of Carnival Corporation convertible debt that was currently due under put options at November 30, 2007 was not put to us and, accordingly, this debt is now classified as long-term at May 31, 2008. As noted above, there is still $230 million of convertible debt remaining due currently, which has a put option in October 2008 and, accordingly, is classified as a current liability at May 31, 2008, however we have the option to repay in cash, common stock or a combination thereof.

          At May 31, 2008, we had liquidity of $5.3 billion, which consisted of $988 million of cash and cash equivalents, $500 million available for borrowing under our Facility, $1.5 billion under our short-term revolving credit facilities, and $2.3 billion under committed ship financing facilities. Substantially all of our Facility matures in 2012. In addition, in June 2008, we terminated $500 million of our $1.5 billion short-term revolving credit facilities, thus reducing our May 31, 2008 liquidity by such amount. Finally, in June 2007 we entered into an agreement to sell Cunard Line’s QE2 for delivery to the buyer in November 2008 for $100 million. A key to our access to liquidity is the maintenance of our strong credit ratings.

          Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund the majority of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible debt redemptions, dividend payments, working capital and other firm commitments over the next several years.  In addition, we believe that we will be able to secure the necessary financings from banks or through the offering of debt and/or equity securities in the public or private markets or take other actions to fund our remaining future cash requirements.  However, our cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors including, but not limited to, those factors noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          During the six months ended May 31, 2008, we entered into foreign currency forwards and options that are designated as cash flow hedges of the remaining Carnival Dream shipyard euro payments to lock-in a blended exchange rate of at most $1.584 to the euro and, accordingly, we will have a maximum payment of $723 million for these remaining shipyard payments. However, as a result of the currency options, which are for 50% of these remaining payments, we will benefit if the dollar exchange rate strengthens below $1.584 to the euro.

          In addition, we had fair value forward purchase hedges for $532 million that were settled in March 2008 at the time we took delivery of Ventura.

          At May 31, 2008, 50%, 38% and 12% (53%, 37% and 10% at November 30, 2007) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

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

          Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2008, that they were effective as described above.

          Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

          Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial
          Reporting

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

          The Attorney General concluded its review of the implementation of fuel supplement programs by certain of our cruise lines, pursuant to an agreement under which we made a voluntary refund of the fuel supplement for applicable U.S. bookings. The Attorney General is continuing its investigation to determine whether there is or has been a violation of Florida antitrust laws in connection with the setting by us and other unaffiliated cruise lines of our respective fuel supplements. We are providing our full cooperation to the Attorney General’s office.

          As previously reported in our joint Quarter Report on Form 10-Q for the first quarter 2008, in February and March 2008, five class action lawsuits were filed in the U.S. District Court for the Southern District of Florida against Carnival Corporation, other unaffiliated cruise lines and a trade association, on behalf of individuals affected by the implementation of a fuel supplement. The plaintiffs alleged violations of federal antitrust laws and state deceptive and unfair trade practices in connection with the implementation of the fuel supplement. All of these matters were dismissed on April 14, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million authorization back to $1 billion. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the 2008 second quarter, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares pursuant to this program. The Carnival plc share repurchase authorization requires annual shareholder approval and is subject to a maximum of 21.3 million ordinary shares until the earlier of the conclusion of the Carnival plc 2009 annual general meeting, or October 21, 2009. At June, 27, 2008, the remaining availability pursuant to our share repurchase program was $788 million.

          During the three months ended May 31, 2008, $15,000 of our zero-coupon convertible notes were converted at their accreted value into 248 shares of Carnival Corporation common stock, respectively, all of which were issued from newly issued common stock and were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

          Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 4.	Submission of Matters to a Vote of Security Holders.

          The annual meetings of shareholders of Carnival Corporation & plc was held on April 22, 2008 (the “Annual Meetings”). On all matters which came before the Annual Meetings, holders of Carnival Corporation common stock and Carnival plc ordinary shares were entitled to one vote for each share held. Proxies for 684,436,906 shares entitled to vote were received in connection with the Annual Meetings.

          The matters which were submitted to Carnival Corporation and Carnival plc’s shareholders for approval at the Annual Meetings and the tabulation of the votes with respect to each such matter were as follows:

Director Elections

Resolution/Proposal	For	Against/Withheld (a)	Abstained

To re-elect Micky Arison as a director of Carnival Corporation and Carnival plc.	651,004,747	32,577,811	854,348

To re-elect Ambassador Richard G. Capen, Jr. as a director of Carnival Corporation and Carnival plc.	648,554,122	32,097,051	3,785,732

To re-elect Robert H. Dickinson as a director of Carnival Corporation and Carnival plc.	668,798,379	13,921,907	1,716,619

To re-elect Arnold W. Donald as a director of Carnival Corporation and Carnival plc.	651,634,860	28,524,709	4,277,337

To re-elect Pier Luigi Foschi as a director of Carnival Corporation and Carnival plc.	668,886,056	12,231,436	3,319,414

To re-elect Howard S. Frank as a director of Carnival Corporation and Carnival plc.	671,029,361	11,687,288	1,720,257

To re-elect Richard J. Glasier as a director of Carnival Corporation and Carnival plc.	651,916,827	28,242,378	4,277,701

To re-elect Modesto A. Maidique as a director of Carnival Corporation and Carnival plc.	648,785,238	31,866,325	3,785,343

To re-elect Sir John Parker as a director of Carnival Corporation and Carnival plc.	675,652,418	8,690,789	93,699

To re-elect Peter G. Ratcliffe as a director of Carnival Corporation and Carnival plc.	668,314,333	14,123,019	1,999,553

To re-elect Stuart Subotnick as a director of Carnival Corporation and Carnival plc.	650,807,392	29,842,268	3,787,245

To re-elect Laura Weil as a director of Carnival Corporation and Carnival plc.	665,578,236	17,924,019	934,651

To re-elect Uzi Zucker as a director of Carnival Corporation and Carnival plc.	660,698,827	19,915,466	3,822,613

(a)	A vote “withheld” by a shareholder of Carnival Corporation is deemed to be a vote against the resolutions re-electing directors.

Other Matters

Resolution/Proposal	For	Against	Abstained/ Withheld (b)	Broker Non-Votes

To re-appoint the UK firm of PricewaterhouseCoopers LLP as Carnival plc’s independent auditors and to ratify the selection of the U.S. firm of PricewaterhouseCoopers LLP as Carnival Corporation’s independent registered certified public accounting firm.	679,811,908	1,412,832	3,212,166	0

To authorize the Audit Committee of the Board of Directors of Carnival plc to agree the remuneration of the independent auditors of Carnival plc.	680,173,146	1,029,351	3,234,409	0

To receive the UK accounts and the reports of the directors and auditors of Carnival plc for the financial year ended November 30, 2007.	668,292,284	10,334,847	5,809,774	0

To approve the Directors’ Remuneration Report of Carnival plc as set out in the annual report for the financial year ended November 30, 2007.	652,546,457	26,433,743	5,456,705	0

To approve limits on the authority to allot Carnival plc shares.	679,783,352	914,049	3,739,505	0

To approve the disapplication of pre-emption rights for Carnival plc shares.	676,063,226	4,562,071	3,811,609	0

To approve a general authority for Carnival plc to buy back Carnival plc ordinary shares in the open market.	679,280,167	555,718	4,601,020	0

(b)	An “abstained” vote by a shareholder of Carnival Corporation means “withheld” for this purpose, that is a vote neither for nor against the resolution.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Second Amended and Restated By-laws of Carnival Corporation.	8-K	3.1	10/19/07

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/17/03

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/17/03

Material contracts

10.1*	Form of Appointment Letter for Non-Executive Directors.				X

10.2*	Form of Appointment Letter for Executive Directors.				X

Statement re computation of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a) /15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Item 6. Exhibits.

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates a management contract or compensation plan or arrangement.

**	These items are furnished and not filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Micky Arison	By:	/s/ Micky Arison

Micky Arison		Micky Arison
Chairman of the Board of Directors		Chairman of the Board of Directors
and Chief Executive Officer		and Chief Executive Officer

By:	/s/ Howard S. Frank	By:	/s/ Howard S. Frank

Howard S. Frank		Howard S. Frank
Vice Chairman of the Board of		Vice Chairman of the Board of
Directors and Chief Operating Officer		Directors and Chief Operating Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein

David Bernstein		David Bernstein
Senior Vice President and		Senior Vice President and
Chief Financial Officer		Chief Financial Officer

Date: June 27, 2008		Date: June 27, 2008