Form 10-Q
period 2008-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2008-09-26
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation	Carnival plc
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)
Republic of Panama	England and Wales
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
59-1562976	98-0357772
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
3655 N.W. 87th Avenue Miami, Florida 33178-2428	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom
(Address of principal executive offices) (Zip Code)	(Address of principal executive offices) (Zip Code)
(305) 599-2600	011 44 20 7940 5381
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)
None	None
(Former name, former address and former fiscal year, if changed since last report)	(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filers ☑	Accelerated filers ☐
Non-Accelerated filers ☐	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 22, 2008 Carnival Corporation had outstanding 624,292,541 shares of Common Stock, $.01 par value.

At September 22, 2008 Carnival plc had

outstanding 213,241,941 Ordinary Shares

$1.66 par value, one Special Voting

Share, GBP 1.00 par value and 624,292,541

Trust Shares of beneficial interest in

the P&O Princess Special Voting Trust.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Revenues
Cruise
Passenger tickets	$3,658	$3,206	$8,684	$7,437
Onboard and other	864	816	2,309	2,120
Other	292	299	351	352

	4,814	4,321	11,344	9,909

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	660	583	1,743	1,493
Onboard and other	134	146	380	366
Fuel	529	288	1,346	762
Payroll and related	381	344	1,106	976
Food	231	200	648	556
Other ship operating	505	427	1,428	1,229
Other	194	201	256	261

Total	2,634	2,189	6,907	5,643
Selling and administrative	372	363	1,222	1,153
Depreciation and amortization	323	279	936	811

	3,329	2,831	9,065	7,607

Operating Income	1,485	1,490	2,279	2,302

Nonoperating (Expense) Income
Interest income	8	20	30	47
Interest expense, net of capitalized interest	(108)	(95)	(308)	(273)
Other income, net		1	6

	(100)	(74)	(272)	(226)

Income Before Income Taxes	1,385	1,416	2,007	2,076
Income Tax Expense, Net	(52)	(39)	(48)	(26)

Net Income	$1,333	$1,377	$1,959	$2,050

Earnings Per Share
Basic	$1.70	$1.73	$2.49	$2.58

Diluted	$1.65	$1.67	$2.43	$2.51

Dividends Per Share	$0.40	$0.35	$1.20	$0.975

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	August 31, 2008	November 30, 2007	August 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$792	$943	$1,412
Short-term investments	9	17	341
Trade and other receivables, net	642	436	423
Inventories	365	331	297
Prepaid expenses and other	245	249	249

Total current assets	2,053	1,976	2,722

Property and Equipment, Net	27,735	26,639	25,134
Goodwill	3,500	3,610	3,356
Trademarks	1,359	1,393	1,334
Other Assets	631	563	642

	$35,278	$34,181	$33,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$63	$115	$311
Current portion of long-term debt	888	1,028	1,366
Convertible debt subject to current put options	232	1,396	1,170
Accounts payable	505	561	468
Accrued liabilities and other	1,224	1,353	1,212
Customer deposits	2,917	2,807	2,620

Total current liabilities	5,829	7,260	7,147

Long-Term Debt	8,345	6,313	5,735
Other Long-Term Liabilities and Deferred Income	783	645	598
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation; $0.01 par value; 1,960 shares authorized; 643 at 2008 and November 2007 and 642 shares at August 2007 issued	6	6	6
Ordinary shares of Carnival plc; $1.66 par value; 226 shares authorized; 213 shares at 2008 and 2007 issued	354	354	354
Additional paid-in capital	7,666	7,599	7,577
Retained earnings	13,925	12,921	12,878
Accumulated other comprehensive income	666	1,296	885
Treasury stock; 19 shares at 2008 and November 2007 and 18 shares at August 2007 of Carnival Corporation and 51 shares at 2008, 50 shares at November 2007 and 45 shares at August 2007 of Carnival plc, at cost	(2,296)	(2,213)	(1,992)

Total shareholders’ equity	20,321	19,963	19,708

	$35,278	$34,181	$33,188

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended August 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,959	$2,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	936	811
Share-based compensation	41	51
Other	(12)	12
Changes in operating assets and liabilities
Receivables	(244)	(125)
Inventories	(41)	(32)
Prepaid expenses and other	(28)	(28)
Accounts payable	(47)	34
Accrued and other liabilities	124	156
Customer deposits	191	283

Net cash provided by operating activities	2,879	3,212

INVESTING ACTIVITIES
Additions to property and equipment	(2,723)	(2,376)
Purchases of short-term investments	(3)	(1,418)
Sales of short-term investments	10	1,098
Other, net	2	(152)

Net cash used in investing activities	(2,714)	(2,848)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5,005	1,587
Principal repayments of long-term debt	(4,162)	(812)
Dividends paid	(945)	(713)
Purchases of treasury stock	(84)	(107)
Repayments of short-term borrowings, net	(70)	(130)
Proceeds from exercise of stock options	16	44
Other	(18)	(5)

Net cash used for financing activities	(258)	(136)

Effect of exchange rate changes on cash and cash equivalents	(58)	21

Net (decrease) increase in cash and cash equivalents	(151)	249
Cash and cash equivalents at beginning of period	943	1,163

Cash and cash equivalents at end of period	$792	$1,412

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

The accompanying consolidated balance sheets at August 31, 2008 and 2007, the consolidated statements of operations for the three and nine months ended August 31, 2008 and 2007 and the consolidated statements of cash flows for the nine months ended August 31, 2008 and 2007 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2007 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 – Debt

At August 31, 2008, unsecured short-term borrowings consisted of euro and U.S. dollar-denominated bank loans of $57 million and $6 million, respectively, with an aggregate weighted-average interest rate of 4.5%.

In April 2008, we amended the terms of Carnival Corporation’s 1.75% convertible notes (the “1.75% Notes”) to give the holders another put option, which, if exercised, requires us to repurchase all or a portion of the outstanding 1.75% Notes on October 29, 2009 at their accreted value, and suspends our right to redeem the 1.75% Notes until that date. The $8 million estimated fair value of this new put option is being amortized to interest expense over its eighteen-month term using the straight-line method, which approximates the effective interest rate method. In addition, we amended the terms of the 1.75% Notes to include an additional semi-annual cash interest payment of 0.5% per annum through October 29, 2009 and certain other covenants and agreements for the benefit of the holders of this debt. On April 30, 2008, as a result of certain holders exercising their April 29, 2008 put option, we repurchased $302 million of the outstanding 1.75% Notes at their accreted value, plus accrued interest, leaving $273 million of the 1.75% Notes outstanding at their accreted value. At August 31, 2008, the 1.75% Notes have a 4.6% yield through October 29, 2009.

At August 31, 2008, our 1.75% Notes and 2% convertible notes (“2% Notes”) were both classified as long-term liabilities, since the next time we may be required to redeem these notes at the option of the holders is on October 29, 2009 and April 15, 2011, respectively. In addition, the Carnival Corporation common stock trigger prices of $39.92 to $40.67 for the Carnival Corporation zero-coupon convertible notes and $43.05 for the 2% Notes, which are required to be met in order to allow the conversion of these notes, were not met for the defined duration of time in the first three quarters of fiscal 2008 and, accordingly, these notes were not convertible during the second and third quarters of fiscal 2008 and are not convertible during the fourth quarter of fiscal 2008. The 1.75% Notes Carnival Corporation common stock trigger price, which is currently $64.10, has not been met since their issuance.

In March 2008, our Ibero Cruises brand entered into two 364-day loan facilities aggregating $161 million at August 31, 2008, which are guaranteed by Carnival Corporation and Carnival plc. This Ibero Cruises debt, along with another $584 million of other short-term debt, has been classified as long-term debt at August 31, 2008, as we have the intent and ability to refinance this debt on a long-term basis.

In March 2008, we also borrowed $523 million under an unsecured term loan facility, the proceeds of which were effectively used to pay a portion of P&O UK’s Ventura purchase price. This facility bears interest at 4.38% and is repayable in semi-annual installments through 2020.

In June 2008, we borrowed $500 million under a seven-year term loan facility, which was used in part to finance a portion of the purchase price of Holland America Line’s Eurodam. This facility has a fixed interest rate of 4.41%, although the lenders have a one-time option to switch the borrowing rate to LIBOR plus 0.55% on the loan’s third anniversary. Also, in June 2008, we borrowed $443 million under an unsecured term loan facility, which proceeds were used to pay a portion of Carnival Splendor’s purchase price. This facility has a fixed interest rate of 4.21%, and is repayable in semi-annual installments through 2020.

In June 2008, we obtained an unsecured term loan financing facility, bearing a fixed interest rate of 4.21%, which provides us with the ability to borrow up to $353 million for a portion of Ruby Princess’ purchase price. This ship is expected to be delivered in October 2008. This facility is repayable semi-annually over a 12 year period.

NOTE 3 – Contingencies

Litigation

The Office of the Attorney General of Florida (“Attorney General”) is conducting an investigation to determine whether there is or has been a violation of Florida antitrust laws in connection with the setting by us and other unaffiliated cruise lines of our respective fuel supplements. We are providing our full cooperation to the Attorney General’s office. At this time, we are unable to determine the ultimate outcome of these reviews on our financial statements.

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

Contingent Obligations – Lease Out and Lease Back Type Transactions

At August 31, 2008, Carnival Corporation had estimated contingent obligations totaling $1.06 billion, excluding termination payments as discussed below, to participants in lease out and lease back type transactions for three of its ships. At the inception of these leases, the aggregate of the net present value of these contingent obligations was paid by Carnival Corporation to a group of major financial institutions, including American International Group Inc. (“AIG”), who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these obligations are considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets.

In the event that Carnival Corporation were to default on its obligations and assuming performance by all other participants, we estimate that we would, as of August 31, 2008, be responsible for a termination payment of approximately $200 million. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA- then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we would incur additional costs, although we estimate that they would be immaterial to our financial statements. Other than AIG, as discussed below, all of these financial institutions have credit ratings of AA/AAA. If Carnival Corporation’s credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $70 million, or alternatively provide mortgages for this aggregate amount on two of these ships.

In September 2008, the credit ratings of AIG and its subsidiaries involved with two of these transactions were downgraded from AA- to A-. As a result of this downgrade, AIG is required to pledge collateral to support their payment obligations in amounts that will be determined in accordance with the terms of the payment undertaking agreements. Based on the recently announced $85 billion revolving credit facility from the Federal Reserve Bank of New York to AIG, we believe that it is likely that AIG will continue to perform its obligations under the payment undertaking agreements. In the unlikely event that AIG does not pledge collateral as required, the estimated amount of our loss will range from zero to approximately $170 million, depending on numerous factors.

Contingent Obligations – Other

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

NOTE 4 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended August 31,		Nine Months , Ended August 31,
	2008	2007	2008	2007
Net income	$1,333	$1,377	$1,959	$2,050
Items included in accumulated other comprehensive income
Foreign currency translation adjustment	(588)	114	(578)	227
Changes related to cash flow derivative hedges	(29)	(1)	(27)	(3)
Pension liability adjustment	(17)		(17)
Unrealized loss on marketable security	(6)		(8)

Total comprehensive income	$693	$1,490	$1,329	$2,274

NOTE 5 – Segment Information

Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Substantially all of our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income
2008
Cruise	$4,522	$2,440	$364	$314	$1,404
Other	399	301	8	9	81
Intersegment elimination	(107)	(107)

	$4,814	$2,634	$372	$323	$1,485

2007
Cruise	$4,022	$1,988	$355	$271	$1,408
Other	399	301	8	8	82
Intersegment elimination	(100)	(100)

	$4,321	$2,189	$363	$279	$1,490

	Nine months ended August 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income
2008
Cruise	$10,993	$6,651	$1,197	$909	$2,236
Other	478	383	25	27	43
Intersegment elimination	(127)	(127)

	$11,344	$6,907	$1,222	$936	$2,279

2007
Cruise	$9,557	$5,382	$1,129	$785	$2,261
Other	468	377	24	26	41
Intersegment elimination	(116)	(116)

	$9,909	$5,643	$1,153	$811	$2,302

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net income	$1,333	$1,377	$1,959	$2,050
Interest on dilutive convertible notes	9	9	26	26

Net income for diluted earnings per share	$1,342	$1,386	$1,985	$2,076

Weighted-average common and ordinary shares outstanding	786	794	786	794
Dilutive effect of convertible notes	27	33	30	33
Dilutive effect of stock plans	1	2	2	2

Diluted weighted-average shares outstanding	814	829	818	829

Basic earnings per share	$1.70	$1.73	$2.49	$2.58

Diluted earnings per share	$1.65	$1.67	$2.43	$2.51

Options to purchase 12.0 million (8.4 million in 2007) and 11.9 million (6.8 million in 2007) shares for the three and nine months ended August 31, 2008, respectively, were excluded from our diluted earnings per share computations since the effect of including them was anti-dilutive.

NOTE 7 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate resolution. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Our adoption of FIN 48 on December 1, 2007 did not have a material impact on our opening retained earnings. In addition, based on all known facts and circumstances and current tax law, we believe that the total amount of our uncertain income tax position liabilities and related accrued interest are not material to our August 31, 2008 financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. In February 2008, the FASB released a FASB Staff Position, which delayed our effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until December 1, 2008. SFAS No. 157 was first effective for us on December 1, 2007. The adoption of SFAS No. 157 on our financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a significant impact on their fair value measurements or require expanded disclosures since the fair value of those financial assets and liabilities outstanding during the three and nine months ended August 31, 2008 were not material.

In May 2008, the FASB issued Financial Accounting Standards Board Staff Position Accounting Principles Board 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer's non-convertible debt borrowing rate. APB 14-1 will be adopted by us in the first quarter of fiscal 2010 on a retrospective basis. We believe that the impact of adopting APB 14-1 will not have a material effect on previously reported diluted earnings per share, however, our net income will be reduced. We are still in the process of determining the amount of such reductions.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

–

general economic and business conditions, including fuel price increases, and perceptions of these conditions that may adversely impact the levels of our potential vacationers’ discretionary income and their confidence in the U.S. and other economies and, consequently reduce our cruise brands’ net revenue yields;

–

the international political climate, armed conflicts and terrorist attacks and threats thereof, and other world events affecting the safety and security of travel, could adversely affect the demand for our cruises;

–

conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and over capacity offered by cruise ship and land-based vacation alternatives;

–

accidents, adverse weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof) which could cause the alteration of itineraries or cancellation of a cruise or series of cruises or tours, and the impact of the spread of contagious diseases, all of which could affect the health, safety, security and/or vacation satisfaction of our guests;

–	adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for our cruises;
–	lack of acceptance of new itineraries, products and services by our guests;
–	changing consumer preferences, which may, among other things, adversely impact the demand for cruises;
–	the impact of changes in and compliance with laws and regulations relating to environmental, health, safety, security, tax and other regulatory regimes under which we operate;
–	the impact of increased global fuel demand and pricing, a weaker U.S. dollar, fuel supply disruptions and/or other events on our fuel and other expenses, liquidity and credit ratings;
–

the impact on our future fuel expenses of implementing proposed International Maritime Organization regulations which, if approved, would require the use of higher priced low sulfur fuels in certain cruising areas, which could adversely impact the cruise industry;

–	the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and food, insurance, payroll and security costs;
–

our ability to implement our shipbuilding programs and ship refurbishments and repairs, including purchasing ships for our North American cruise brands from European shipyards on terms that are favorable or consistent with our expectations;

–	our ability to implement our brand strategies and to continue to operate and expand our business internationally;
–

whether our future operating cash flow will be sufficient to fund future obligations, and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

–	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;
–	continuing financial viability of our travel agent distribution system and air service providers;
–	availability and pricing of air travel services, especially as a result of the significant increases in air travel costs, and its impact on the demand for our cruises;
–

the impact of changes in the global credit markets on our counterparty credit risks, including those under our derivative instruments, contingent obligations, insurance contracts and new ship progress payment guarantees;

–	the impact of our self-insuring against various risks or our inability to obtain insurance for certain risks at reasonable rates;
–	disruptions and other damages to our information technology networks;
–	lack of continued availability of attractive port destinations; and
–	risks associated with the DLC structure, including the uncertainty of its tax status.

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

Outlook for Fourth Quarter of 2008

As of September 18, 2008, we said that we expected our diluted earnings per share for the fourth quarter of 2008 would be in the range of $0.36 to $0.38. Our guidance was based on the then current spot prices for fuel of $598 per metric ton for the 2008 fourth quarter. In addition, this guidance was also based on currency exchange rates of $1.42 to the euro and $1.80 to sterling.

The year-over-year percentage increase in our ALBD capacity for the fourth quarter of 2008 and fiscal years ended 2009, 2010, 2011 and 2012, resulting primarily from new ships entering service, is currently expected to be 8.5%, 5.8%, 7.6%, 5.8% and 3.7%, respectively. The above percentages exclude any other future ship orders, acquisitions, retirements or sales, however the fourth quarter does include the withdrawal from service of the Queen Elizabeth 2 (“QE2”) in November 2008.

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

Selected Cruise Information

Selected cruise information was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Passengers carried (in thousands)	2,322	2,203	6,218	5,785

Occupancy percentage (a)	110.9%	111.1%	106.8%	106.4%

Fuel consumption (metric tons in thousands)	795	765	2,383	2,251

Fuel cost per metric ton (b)	$666	$376	$565	$337

Currency
Euro	$1.54:€1	$1.36:€1	$1.53:€1	$1.34:€1

Sterling	$1.95:£1	$2.01:£1	$1.97:£1	$1.98:£1

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

(b)	Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

Three Months Ended August 31, 2008 (“2008”) Compared to the Three Months Ended August 31, 2007 (“2007”)

Revenues

Our total revenues increased $493 million, or 11.4%, from $4.3 billion in 2007 to $4.8 billion in 2008. Of this increase, $353 million was capacity driven by our 8.8% increase in ALBDs (see “Key Performance Non-GAAP Financial Indicators”) and the remaining increase of $140 million was primarily due to increases in cruise ticket pricing, including the implementation of our fuel supplements, and the impact of the weaker U.S. dollar against the euro compared to 2007. Our capacity increased 1.5% for our North American cruise brands and 24.3% for our European cruise brands in 2008 compared to 2007, as we continue to implement our planned strategy of expanding in the European cruise marketplace.

Onboard and other revenues included concessionaire revenues of $292 million in 2008 and $264 million in 2007. Onboard and other revenues increased in 2008 compared to 2007, primarily because of the 8.8% increase in ALBDs.

Costs and Expenses

Operating costs increased $445 million, or 20.3%, from $2.2 billion in 2007 to $2.6 billion in 2008. Of this increase, $174 million was capacity driven by our 8.8% increase in ALBDs, and the remaining increase of $271 million was primarily due to increased fuel costs and the weaker U.S. dollar against the euro compared to 2007.

Selling and administration expenses increased $9 million, or 2.5%, from $363 million in 2007 to $372 million in 2008. Of this increase, $31 million was capacity driven by our 8.8% increase in ALBDs, partially offset by a $26 million gain from a hurricane insurance settlement for damages to our Cozumel, Mexico port facilities in 2005.

Depreciation and amortization expense increased $44 million, or 15.8%, from $279 million in 2007 to $323 million in 2008, largely due to the 8.8% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and additional ship improvement expenditures.

Our total costs and expenses rose from 65.5% in 2007, as a percentage of revenues, to 69.2% in 2008.

Operating Income

Our operating income decreased only $5 million primarily due to our higher fuel costs being offset by increased fleet capacity and the effect of improved cruise ticket pricing.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, increased $27 million to $112 million in 2008 from $85 million in 2007. This increase was primarily due to a $13 million increase in interest expense from a higher level of average borrowings, an $11 million decrease in interest income primarily due to a lower average level of invested cash and a $3 million decrease from lower average interest rates on invested cash.

Income Taxes

Income tax expense increased $13 million to $52 million in 2008 from $39 million in 2007, primarily because of the Mexican deferred income tax expense related to our hurricane insurance settlement. During both the third quarter of 2008 and 2007, we have recorded tax expenses generated by the seasonal operations of our Alaska tour operations.

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

We use net cruise revenues per ALBD (“net revenue yields”) and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide a better gauge to measure our revenue and cost performance instead of the standard U.S. GAAP-based financial measures. There are no specific rules for determining our non-GAAP financial measures and, accordingly, it is possible that they may not be exactly comparable to the like-kind information presented by other cruise companies, which is a potential risk associated with using them to compare us to other cruise companies.

Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard and other revenues. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices, once our ship capacity levels have been determined.

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

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended August 31,
	2008	2008 Constant Dollar	2007
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$3,658	$3,556	$3,206
Onboard and other	864	846	816

Gross cruise revenues	4,522	4,402	4,022
Less cruise costs
Commissions, transportation and other	(660)	(641)	(583)
Onboard and other	(134)	(132)	(146)

Net cruise revenues	$3,728	$3,629	$3,293

ALBDs	15,392,070	15,392,070	14,150,152

Gross revenue yields	$293.82	$286.02	$284.20

Net revenue yields	$242.27	$235.79	$232.68

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended August 31,
	2008	2008 Constant Dollar	2007
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$2,440	$2,393	$1,988
Cruise selling and administrative expenses	364	355	355

Gross cruise costs	2,804	2,748	2,343
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(660)	(641)	(583)
Onboard and other	(134)	(132)	(146)

Net cruise costs	$2,010	$1,975	$1,614

ALBDs	15,392,070	15,392,070	14,150,152

Gross cruise costs per ALBD	$182.17	$178.56	$165.52

Net cruise costs per ALBD	$130.62	$128.33	$114.00

Net cruise revenues increased $435 million, or 13.2%, to $3.7 billion in 2008 from $3.3 billion in 2007. The 8.8% increase in ALBDs between 2008 and 2007 accounted for $289 million of the increase, and the remaining $146 million was from increased net revenue yields, which increased 4.1% in 2008 compared to 2007 (gross revenue yields also increased by 3.4%). Net revenue yields increased in 2008 primarily due to higher North American brand ticket prices and the weaker U.S. dollar relative to the euro, partially offset by lower ticket pricing in Europe. Net revenue yields as measured on a constant dollar basis increased 1.3% in 2008 compared to 2007, which was comprised of a 2.2% increase in passenger ticket yields, substantially all from our North American brands, partially offset by a 2.1% decrease in onboard and other revenue yields, which was largely the result of the significant increase in our European brands’ capacity and the fourth quarter 2007 acquisition of Ibero Cruises, as they typically have lower onboard and other revenue yields and a decrease in substantially all of our brands’ onboard yields. Gross cruise revenues increased $500 million, or 12.4%, to $4.5 billion in 2008 from $4.0 billion in 2007 for largely the same reasons as discussed above for net cruise revenues.

Net cruise costs increased $396 million, or 24.5%, to $2.0 billion in 2008 from $1.6 billion in 2007. The 8.8% increase in ALBDs between 2008 and 2007 accounted for $141 million of the increase. The balance of $255 million was from increased net cruise costs per ALBD, which increased 14.6% in 2008 compared to 2007 (gross cruise costs per ALBD increased 10.1%). This 14.6% increase was primarily due to a 77.1% per metric ton increase in fuel cost to $666 per metric ton in 2008, which resulted in an increase in fuel expense of $230 million compared to 2007 and a weaker U.S. dollar relative to the euro. These increases were partially offset by $26 million received upon settlement of an insurance claim, the non-recurrence in 2008 of the 2007 $18 million expense related to the Merchant Navy Officers Pension Fund and lower selling and administrative expenses, due largely to savings achieved through economies of scale and cost control measures. Net cruise costs per ALBD as measured on a constant dollar basis increased 12.6% in 2008 compared to 2007. On a constant dollar basis, net cruise costs per ALBD, excluding fuel and dry-dock costs were flat, compared to 2007. Gross cruise costs increased $461 million, or 19.7%, in 2008 to $2.8 billion from $2.3 billion in 2007 for largely the same reasons as discussed above for net cruise costs.

Nine months ended August 31, 2008 (“2008”) Compared to the nine months ended August 31, 2007 (“2007”)

Revenues

Our total revenues increased $1.4 billion, or 14.5%, from $9.9 billion in 2007 to $11.3 billion in 2008. Of this increase, $876 million was capacity driven by our 9.2% increase in ALBDs and the remaining increase of $559 million was primarily due to increases in cruise ticket pricing, including the implementation of our fuel supplements, and the impact of the weaker U.S. dollar against the euro compared to 2007. Our capacity increased 3.2% for our North American cruise brands and 22.8% for our European cruise brands in 2008 compared to 2007.

Onboard and other revenues included concessionaire revenues of $698 million in 2008 and $626 million in 2007. Onboard and other revenues increased in 2008 compared to 2007, primarily because of the 9.2% increase in ALBDs.

Costs and Expenses

Operating costs increased $1.3 billion, or 22.4%, from $5.6 billion in 2007 to $6.9 billion in 2008. Of this increase, $493 million was capacity driven by our 9.2% increase in ALBDs and the balance of the increase of $771 million was primarily due to increased fuel costs, the weaker U.S. dollar against the euro and increased travel agent commissions on higher ticket revenues compared to 2007.

Selling and administration expenses increased $69 million, or 6.0%. Of this increase, $104 million was capacity driven by our 9.2% increase in ALBDs and $35 million was from the impact of the weaker U. S. dollar against the euro, partially offset by a $26 million gain from our hurricane insurance settlement and by savings achieved through economies of scale and cost control measures undertaken during this difficult economic environment.

Depreciation and amortization expense increased $125 million, or 15.4%, from $811 million in 2007 to $936 million in 2008, largely due to the 9.2% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and additional ship improvement expenditures.

Our total costs and expenses rose from 76.8% in 2007, as a percentage of revenues, to 79.9% in 2008.

Operating Income

Our operating income decreased $23 million, or 1.0%, primarily due to our higher fuel costs partially offset by our increased fleet capacity and improved cruise ticket pricing.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, increased $59 million to $317 million in 2008 from $258 million in 2007. This increase was primarily due to a $45 million increase in interest expense from a higher level of average borrowings, a $17 million decrease in interest income primarily due to a lower average level of invested cash, partially offset by a $3 million decrease from lower average interest rates on average borrowings. Capitalized interest increased $8 million during 2008 compared to 2007 primarily due to higher average levels of investment in ship construction projects.

Income Taxes

Income tax expense increased $22 million to $48 million in 2008 from $26 million in 2007 primarily because 2007 included the reversal of previously recorded deferred tax valuation allowances and uncertain tax position liabilities, which were no longer required, and Mexican deferred income taxes on our insurance settlement gain.

Key Performance Non-GAAP Financial Indicators

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Nine months ended August 31,
	2008	2008 Constant Dollar	2007
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$8,684	$8,417	$7,437
Onboard and other	2,309	2,256	2,120

Gross cruise revenues	10,993	10,673	9,557
Less cruise costs
Commissions, transportation and other	(1,743)	(1,683)	(1,493)
Onboard and other	(380)	(372)	(366)

Net cruise revenues	$8,870	$8,618	$7,698

ALBDs	44,034,240	44,034,240	40,338,081

Gross revenue yields	$249.65	$242.39	$236.91

Net revenue yields	$201.45	$195.72	$190.83

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Nine months ended August 31,
	2008	2008 Constant Dollar	2007
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$6,651	$6,495	$5,382
Cruise selling and administrative expenses	1,197	1,162	1,129

Gross cruise costs	7,848	7,657	6,511
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,743)	(1,683)	(1,493)
Onboard and other	(380)	(372)	(366)

Net cruise costs	$5,725	$5,602	$4,652

ALBDs	44,034,240	44,034,240	40,338,081

Gross cruise costs per ALBD	$178.23	$173.88	$161.40

Net cruise costs per ALBD	$130.03	$127.21	$115.32

Net cruise revenues increased $1.2 billion, or 15.2%, to $8.9 billion in 2008 from $7.7 billion in 2007. The 9.2% increase in ALBDs between 2008 and 2007 accounted for $705 million of the increase, and the remaining $468 million was from increased net revenue yields, which increased 5.6% in 2008 compared to 2007 (gross revenue yields also increased by 5.4%). Net revenue yields increased in 2008 primarily due to higher North American ticket prices, the weaker U.S. dollar relative to the euro and, to a lesser degree, the 0.4 percentage point increase in our occupancy, partially offset by lower ticket pricing in Europe. Net revenue yields as measured on a constant dollar basis increased 2.6% in 2008 compared to 2007, which was comprised of a 3.8% increase in passenger ticket yields, partially offset by a 1.6% decrease in onboard and other yields, which was largely the result of the significant increase in our European brands’ capacity as they typically have lower onboard and other revenue yields. Gross cruise revenues increased $1.4 billion, or 15.0%, to $11.0 billion in 2008 from $9.6 billion in 2007 for largely the same reasons as discussed below for net cruise revenues.

Net cruise costs increased $1.1 million, or 23.1%, to $5.7 billion in 2008 from $4.7 billion in 2007. The 9.2% increase in ALBDs between 2008 and 2007 accounted for $426 million of the increase. The balance of $648 million was from increased net cruise costs per ALBD, which increased 12.8% in 2008 compared to 2007 (gross cruise costs per ALBD increased 10.4%). This 12.8% increase was primarily due to a 67.7% per metric ton increase in fuel cost to $565 per metric ton in 2008, which resulted in an increase in fuel expense of $544 million compared to 2007, a weaker U.S. dollar relative to the euro and a $33 million increase in dry-dock expenses in 2008 compared to 2007. These increases were partially offset by lower selling and administrative expenses achieved primarily through economies of scale and cost control measures. Net cruise costs per ALBD as measured on a constant dollar basis increased 10.3% in 2008 compared to 2007. On a constant dollar basis, net cruise costs per ALBD, excluding fuel and dry-dock costs decreased 0.5. Gross cruise costs increased $1.3 billion, or 20.5%, in 2008 to $7.8 billion from $6.5 billion in 2007 for largely the same reasons as discussed below for net cruise costs.

Liquidity and Capital Resources

Sources and Uses of Cash

Our business provided $2.9 billion of net cash from operations during the nine months ended August 31, 2008, a decrease of $333 million, or 10.4%, compared to fiscal 2007. At August 31, 2008 and 2007, we had working capital deficits of $3.8 billion and $4.4 billion, respectively. Our August 31, 2008 deficit included $2.9 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing and, accordingly, is substantially all a deferred revenue item rather than an actual current cash liability. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our August 31, 2008 working capital deficit included $1.2 billion of current debt obligations, which included $232 million of convertible debt subject to a put option, which if not put to us will not impact our liquidity. After excluding these customer deposits and current debt obligations from our working capital deficit balance, our non-GAAP adjusted working capital is $324 million. We continue to generate substantial cash from operations and have an A- credit rating, which provides us with financial flexibility, in most financial credit market environments, to refinance our current debt. Accordingly, we believe we have the ability to maintain a substantial working capital deficit, as well as flexibility to meet our operating, investing and financing needs. As explained above, our business model allows us to operate with a significant working capital deficit and, accordingly, we believe we will continue to have a working capital deficit in the foreseeable future.

During the nine months ended August 31, 2008, our net expenditures for capital projects were $2.7 billion, of which $2.3 billion was spent for our ongoing new shipbuilding program, including $1.7 billion for the final delivery payments for the Ventura, AIDAbella, Eurodam and Carnival Splendor. In addition to our new shipbuilding program, we had capital expenditures of $276 million for ship improvements and refurbishments and $110 million for Alaska tour assets, cruise port facility developments, information technology and other assets. Also during the nine months ended August 31, 2008, we received a $41 million final payment on the 2003 sale of Holland America Line’s Nieuw Amsterdam to Louis Cruise Line.

During the nine months ended August 31, 2008, we borrowed $5.0 billion of long-term debt, primarily under our long-term revolving credit facility (the “Facility”) and ship financing facilities, and we repaid $4.2 billion of long-term debt, which primarily included $3.3 billion under the Facility, $302 million of our 1.75% Notes, and $308 million upon maturity of our 4.4% and 6.15% fixed rate notes. Finally, we paid cash dividends of $945 million during the nine months ended August 31, 2008 and purchased $84 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions in December 2007.

Commitments and Funding Sources

Our contractual cash obligations as of August 31, 2008 have changed compared to November 30, 2007, including new ship orders placed in December 2007, primarily as a result of our debt and ship delivery payments as noted above. In addition, $860 million of Carnival Corporation convertible debt that was currently due under put options at November 30, 2007 was not put to us and, accordingly, this debt is now classified as long-term at August 31, 2008. As noted above, there is still $232 million of convertible debt remaining due currently, which has a put option in October 2008 and, accordingly, is classified as a current liability at August 31, 2008.

At August 31, 2008, we had liquidity of $3.9 billion, which consisted of $792 million of cash and cash equivalents, $857 million available for borrowing under our Facility, $1.0 billion under our short-term revolving credit facilities, and $1.3 billion under committed ship financing facilities. Substantially all of our Facility matures in 2012. In September 2008, we terminated $30 million of our $1.0 billion short-term revolving credit facilities, thus reducing our August 31, 2008 liquidity by such amount. In June 2007 we entered into an agreement to sell Cunard Line’s QE2 for delivery to the buyer in November 2008 for $100 million. A key to our access to liquidity is the maintenance of our strong credit ratings.

Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund the majority of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible debt redemptions, dividend payments, working capital and other firm commitments over the next several years. In addition, we believe that in most financial credit market environments we will be able to secure the necessary financings from banks or through the offering of debt and/or equity securities in the public or private markets or take other actions to fund our remaining future cash requirements. However, our cash flow from future operations, as well as our credit ratings and our ability to obtain financing, may be adversely affected by various factors including, but not limited to, those factors noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended August 31, 2008, we entered into foreign currency forwards and options that are designated as cash flow hedges of the remaining Carnival Dream shipyard euro payments to lock-in a blended exchange rate of at most $1.584 to the euro and, accordingly, we will have a maximum payment of $723 million for these remaining shipyard payments. However, as a result of the currency options, which are for 50% of these remaining payments, we will benefit if the dollar exchange rate is below $1.584 to the euro.

In addition, we had fair value forward purchase hedges for $532 million that were settled in March 2008 at the time we took delivery of Ventura, and in June 2008 we settled $100 million of fair value forward purchases and used $395 million of designated euro cash balances to pay for a portion of the Carnival Splendor purchase price.

At August 31, 2008, 56%, 35% and 9% (53%, 37% and 10% at November 30, 2007) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2008, that they were effective as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million authorization back to $1 billion. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the 2008 third quarter, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares pursuant to this program. The Carnival plc share repurchase authorization requires annual shareholder approval and is subject to a maximum of 21.3 million ordinary shares until the earlier of the conclusion of the Carnival plc 2009 annual general meeting, or October 21, 2009. At September 26, 2008, the remaining availability pursuant to our share repurchase program was $788 million.

Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Second Amended and Restated By-laws of Carnival Corporation.	8-K	3.1	10/19/07

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/17/03

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/17/03

Material contracts

10.1*	Carnival Cruise Lines Management Incentive Plan.				X

Statement re computation of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Micky Arison	By:	/s/ Micky Arison
Micky Arison Chairman of the Board of Directors and Chief Executive Officer		Micky Arison Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Howard S. Frank	By:	/s/ Howard S. Frank
Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer		Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
David Bernstein Senior Vice President and Chief Financial Officer Date: September 26, 2008		David Bernstein Senior Vice President and Chief Financial Officer Date: September 26, 2008