Form 10-K
period 2008-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2009-01-29
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation (Exact name of registrant as specified in its charter)	Carnival plc (Exact name of registrant as specified in its charter)
Republic of Panama (State or other jurisdiction of incorporation or organization)	England and Wales (State or other jurisdiction of incorporation or organization)

59-1562976 (I.R.S. Employer Identification No.)	98-0357772 (I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428 (Address of principal executive offices) (Zip Code)	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom (Address of principal executive offices) (Zip Code)

(305) 599-2600 (Registrant’s telephone number, including area code)	011 44 20 7940 5381 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.01 par value)

Title of each class

Ordinary Shares each represented

by American Depositary Shares

($1.66 par value), Special Voting

Share, GBP 1.00 par value and Trust

Shares of beneficial interest in the

P&O Princess Special Voting Trust

Name of each exchange on which registered New York Stock Exchange, Inc.	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated filers ☑	Accelerated filers ☐
Non-Accelerated filers ☐	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $16.0 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.	The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $6.3 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 22, 2009, Carnival Corporation had outstanding 625,374,532 shares of its Common Stock, $0.01 par value.	At January 22, 2009, Carnival plc had outstanding 213,249,933 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 625,374,532 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2008 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K (“Form 10-K”).

Part and Item of the Form 10-K

Part II

Item 5(a).	Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities —Market Information, Holders and Performance Graph.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Portions of the Registrants’ 2009 joint definitive proxy statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART I

Item 1.	Business.

A.	General

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

Carnival Corporation and Carnival plc are both public companies, with separate stock exchange listings and their own shareholders. The two companies operate as if they are a single economic enterprise, with a single executive management team and identical Boards of Directors, but each has retained its separate legal identity. See Note 3, “DLC Structure” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K. Together with their consolidated subsidiaries Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “our,” “us,” and “we.”

We are the largest cruise company and one of the largest vacation companies in the world. We have a portfolio of widely recognized cruise brands and are a leading provider of cruises to all major vacation destinations. See Part I, Item 1. Business. B. – “Cruise Operations” for additional information.

As of January 28, 2009, the summary by brand of our passenger capacity, the number of cruise ships we operate, and the primary areas in which they are marketed is as follows:

Cruise Brands	Passenger Capacity (a)	Number of Cruise Ships	Primary Market
Carnival Cruise Lines	52,286	22	North America
Princess Cruises (“Princess”)	37,532	17	North America
Costa Cruises (“Costa”)	23,196	12	Europe
Holland America Line	21,088	14	North America
P&O Cruises	11,998	6	United Kingdom
AIDA Cruises (“AIDA”)	7,812	5	Germany
Cunard Line (“Cunard”)	4,572	2	United Kingdom and North America
Ibero Cruises (“Ibero”)	3,570	3	Spain and Brazil
Ocean Village (b)	3,286	2	United Kingdom
P&O Cruises Australia	3,076	2	Australia and New Zealand
The Yachts of Seabourn (“Seabourn”)	624	3	North America

	169,040	88

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)	The Ocean Village brand will be phased-out with the transfer of both ships to P&O Cruises Australia in November 2009 and November 2010.

As of January 28, 2009, we had signed agreements with three shipyards providing for the construction of 17 additional cruise ships scheduled to enter service between March 2009 and June 2012. These additions are expected to result in an increase in our passenger capacity of 38,056 lower berths. The net impact of these additions is a 22.5% increase in passenger capacity as compared to our January 28, 2009 passenger capacity. It is possible that some of our other older ships may be sold or retired during the next few years, thus reducing the size of our fleet over this period. Alternatively, it is also possible that we could order more ships, which could enter service as early as 2012, or acquire more ships, thus increasing the size of our fleet over this period. See Part I, Item 1. Business. B. “Cruise Operations – Ship Information” and Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

In addition to our cruise operations, we own Holland America Tours and Princess Tours, the leading cruise/tour operators in the State of Alaska and the Yukon Territory of Canada, which primarily complement their respective cruise operations and own substantially all of the assets noted below. These tour companies currently market and operate:

•	16 hotels or lodges in the state of Alaska and the Yukon Territory of Canada, with 3,500 guest rooms;

•	over 560 motorcoaches used for sightseeing and charters in the states of Washington and Alaska, the Canadian Yukon Territory and the Canadian province of British Columbia;
•	24 domed rail cars, which are run on the Alaska Railroad between Anchorage and Fairbanks, Whittier and Denali, and Whittier and Talkeetna;
•

two luxury dayboats; one offering a tour to Portage Glacier in Alaska, and another offering a fully-narrated 102-mile cruise on the Yukon River between Eagle, Alaska and Dawson City in the Canadian Yukon Territory; and

•	sightseeing packages, or individual components of such packages, sold either separately or as part of our cruise/tour packages to our Alaskan cruise guests and to other vacationers.

Mission, Primary Financial Goal and Related Strategies

Our mission is to deliver exceptional vacation experiences through some of the world’s best-known cruise brands that cater to a variety of different lifestyles and budgets, all at an outstanding value unrivalled on land or at sea. In order to accomplish this mission, we believe we must profitably grow our cruise business, which is our primary financial goal.

Our first strategy to achieve this goal is to build new and innovative ships, and continually invest in our existing ships, to strengthen the leadership position of each of our brands. Our newbuilding program is the primary platform for our brands’ growth. Secondly, we intend to redeploy some of our ships to emerging growth markets to develop an increasing appetite and awareness for cruising within these markets. After establishing a viable presence in a geographic area, we may add capacity to grow the business, and then we may further segment the market using multiple brands that target different demographic groups to achieve maximum penetration.

Our operating structure is decentralized, with each of our major brands having its own headquarters and operating team. We believe this approach results in delivering a product that is specifically tailored to identifiable geographic and economic markets and allows us to more effectively penetrate these individual markets. Although we operate under this decentralized structure, we leverage our size to obtain economies of scale and synergies, which reduces costs by consolidating our purchasing power and implementing common cost-containment initiatives, such as common reservation systems, cross-selling, shared data centers and shared port facilities.

We believe the successful execution of these and other ongoing strategies have enabled us to become one of the most profitable companies in the vacation industry. This success has given us the ability to fund the majority of our large capital spending program, while still maintaining a strong balance sheet. Maintenance of a strong balance sheet has always been and continues to be the primary objective of our capital structure policy. In light of the current uncertainties in the global economy, the highly volatile state of the financial markets, continuing concerns about financial institution liquidity and the unusually high cost of obtaining new debt, we believe preserving cash and liquidity at this point in time is a prudent step, which will further strengthen our balance sheet and enhance our financial flexibility. Accordingly in October 2008, the Board of Directors voted to suspend our quarterly dividend beginning March 2009. We intend to maintain the dividend suspension throughout 2009, but will reevaluate our dividend policy based on the circumstances prevailing during the year.

Health, Environment, Safety and Security Policy

We and our cruise brands are committed to:

•	Protecting the health, safety and security of our guests, employees and all others working on our behalf, thereby promoting an organization that is free of injuries, ill health and loss.
•

Protecting the environment, including the marine environment in which our vessels sail and the communities in which we operate, by minimizing adverse environmental consequences and using resources efficiently.

•	Fully complying with or exceeding all legal and statutory requirements related to health, environment, safety and security throughout our business activities.
•	Assigning health, environment, safety and security matters the same priority as other critical business matters.

B.	Cruise Operations

I.	Industry Background

The multi-night cruise industry has grown significantly over the past decade, but still remains a relatively small part of the wider global vacation market in which cruise companies compete for the discretionary income spent by vacationers. We estimate that the global cruise industry carried approximately 16.8 million passengers in 2008. The principal regions cruise passengers are sourced from are North America, which has increased by an estimated compound annual growth rate of 6.5% between 2002 and 2007, and Western Europe where cruise passengers have increased by a compound annual growth rate of approximately 11.4% between 2002 and 2007. In Europe cruising represents a smaller proportion of the overall vacation market than it does in North America and, accordingly, we believe the European market has significant growth potential. We also believe that the North American market continues to have considerable growth potential. Other areas such as Asia, the South Pacific, including Australia and New Zealand, and South America are a source of much lower numbers of cruise passengers, and we also believe these regions have growth potential. See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for financial information regarding our cruise segment.

Cruising offers a broad range of products to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly characterized as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises on larger ships that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises on more intermediate-sized ships that last from seven to 14 days and appeal to the more experienced cruise guest who is usually more affluent and older. Premium cruises emphasize quality, comfort, style, more destination-focused itineraries and the average pricing is typically higher than contemporary cruises. The luxury experience is typically characterized by small vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports which are inaccessible to bigger ships. Notwithstanding these classifications, there generally is significant overlap and competition among all cruise products.

We are a provider of cruise vacations in most of the largest vacation markets in the world, including North America, the UK, southern Europe, Germany, Asia/Pacific and South America, with significant product offerings in each of the three classifications noted above. A brief description of the principal vacation areas where we source substantially all of our guests and our brands that market primarily to these vacationers is discussed below.

II.	North America

Approximately 66% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. Approximately 10.5 million North American-sourced cruise passengers took cruise vacations for two or more consecutive nights in 2007, and we estimate that approximately the same number of passengers cruised in 2008. This market has grown significantly in prior years and we expect that it will continue to grow in the future as new capacity is introduced.

At the end of 2008, 122 ships with an aggregate passenger capacity of approximately 211,000 lower berths were marketed primarily in North America. Based on the number of ships that are currently on order worldwide and scheduled for delivery between 2009 and 2012, we expect that the net capacity serving North America will continue to increase. Our projections indicate that by the end of 2009, 2010, 2011 and 2012, North America will be served by 124, 130, 136 and 138 ships, respectively, having an aggregate passenger capacity of approximately 213,000, 233,000, 248,000 and 253,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both North America and elsewhere during different times of the year. Our estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as the age of ships or changes in the location from where ships’ guests are predominantly sourced and, accordingly, could indicate a higher percentage growth in North American capacity than will actually occur. Alternatively, our capacity growth estimates for 2012 may increase because of future shipbuilding orders, which have not yet been announced. Net capacity serving North American-sourced cruise guests has increased at a compound annual growth rate of 3.3% for the past three years. The future growth rate is currently expected to be 5.6% for the next three years before reductions for withdrawals or transfers to other parts of the world and unannounced ship orders.

The principal itineraries visited by North American-sourced cruise guests in 2008 were the Caribbean, the Bahamas, Mexico and Alaska. In addition, North American cruise guests visited northern Europe, the Mediterranean, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, including South and Central America, Africa, the South Pacific, the Far East and India.

Carnival Cruise Lines, Princess, Holland America Line and Seabourn source their guests primarily from North America. Cunard sources most of its guests from the United Kingdom, North America, Germany and Australia, and Costa sources some of its guests from North America, especially during the winter season when it has one ship homeported in Fort Lauderdale, Florida.

Carnival Cruise Lines, our largest brand, has been providing its fun and casual style of cruising for over 36 years, and currently operates 22 contemporary ships, with an additional ship contracted for delivery in each of 2009 and 2011. In November 2009, Carnival Cruise Lines’ 1,450-passenger capacity Holiday is expected to be transferred to Ibero. Carnival Cruise Lines offers quality cruise vacations at affordable prices and its “FUN FOR ALL. ALL FOR FUN.” service mark captures the authentic spontaneous fun of a Carnival Cruise Lines vacation experience. All of Carnival Cruise Lines’ ships were designed and built as floating resorts, which is exemplified by Carnival Splendor, the newest and largest “fun ship” that debuted in July 2008. Carnival Cruise Lines’ cruises typically range from three to seven days and sail from 22 different homeports, including 15 in North America. Carnival Cruise Lines’ ships call year-round on ports in the Caribbean, the Bahamas and Mexican Riviera. In addition, Carnival Cruise Lines’ ships also offer seasonal cruises to Alaska, Canada/New England, Europe, South America and the Hawaiian Islands.

In 2007, Carnival Cruise Lines announced its $250 million product enhancement initiative to its eight Fantasy Class ships under the “Evolutions of Fun” program, which is expected to be completed over a period of several years. This ship refurbishment and product enhancement initiative includes upgrades to all guest accommodations and a variety of public areas, introducing new water parks with a four deck-high waterslide, an 82-foot long racing waterslide and a fun-filled spray park, redesigning the mid-ship pool area and the creation of “Serenity,” an adults-only deck area. Carnival Splendor is the newest ship in the fleet and it includes many of the features of Evolutions of Fun. Carnival Cruise Lines is continually seeking to introduce ways to keep its cruise experience fresh and exciting, including expanded dining choices, spacious staterooms featuring the Carnival Comfort Bed sleep system, spectacular entertainment, innovative children’s programming, revitalizing spa services and action-packed casinos.

Princess, whose brand name was made famous by the Love Boat television show, recently celebrated its 43rd anniversary. Princess, the world’s third largest cruise line, operates a fleet of 17 modern ships. Princess offers over 115 unique itineraries to more than 350 destinations, with cruises generally of seven to 14 days, and three world cruises in 2009 that exceed 100 days. Princess is a leading cruise line in international and exotic regions all over the world, including Alaska, Asia, Europe, the South Pacific, including Australia, and South America. Some of Princess’ Caribbean cruise offerings feature a private island destination, known as Princess Cays which Princess leases and operates, that is located on the island of Eleuthra in the Bahamas.

Princess is widely recognized among travel agents as an innovative, premium cruise line. Substantially all of Princess’ ships reflect an innovative design philosophy called “Big Ship Choice, Small Ship Feel,” emphasizing a broad variety of amenities combined with the more intimate ambience found on smaller vessels. Virtually all of Princess’ ships feature the Personal Choice Dining program, offering guests flexibility, convenience and quality in an array of anytime, traditional, specialty and casual dining options. A quality service program entitled C.R.U.I.S.E. (Courtesy, Respect, Unfailing In Service Excellence) helps ensure extremely high standards of service throughout the fleet.

The introduction of Ruby Princess represents the ninth ship in the evolving Grand Class series of vessels, featuring signatures such as “Movies Under the Stars” outdoor theaters, showing first-run Hollywood hits on a 330 square foot outdoor poolside LED screen and the adults’ only sanctuary retreat deck. At least 57% of each of these Grand Class ship’s staterooms have balconies; another hallmark of Princess’ ships. Princess attracts consumers through a highly integrated brand campaign, encouraging them to “escape completely®” with a direct marketing effort supported by a range of advertising and point-of-sale materials.

Holland America Line, with 135 years of cruising experience, operates a premium fleet of 14 ships, with an additional ship, Nieuw Amsterdam contracted for delivery in 2010. Holland America Line cruises call at more than 320 destinations in more than 100 countries and territories on all seven continents. Homeports include New York, Boston, Fort Lauderdale, Tampa, San Diego, Seattle, Vancouver, Copenhagen, Amsterdam, Rotterdam, Rome, Rio de Janeiro, Valparaiso, Auckland, Sydney and Hong Kong. The majority of Holland America Line’s cruise lengths are from seven to 21 days, however there are longer and more exotic cruises, such as the world cruise which lasts over 118 days. Most sailings in the Caribbean visit Holland America Line’s private island, Half Moon Cay. Holland America’s ships, which tend to be smaller and more intimate than the bigger contemporary cruise ships, were designed with airy viewing lounges, wraparound teak decks and private, roomy verandahs that offer guests the chance to experience wildlife and scenery, which is especially important during its Alaska cruises.

As Holland America Line introduces new guests to its premium brand, the brand continues to enjoy one of the highest rates of repeat cruisers in the cruise industry. Its onboard experience is distinguished by warm, welcoming personalized service, a timeless approach to interior design and one of the most extensive collections of art and antiques at sea. The five areas identified as pillars of the Holland America guest experience are (1)spacious, elegant ships and accommodations, (2)sophisticated five-star dining, (3)gracious, unobtrusive service, (4)extensive enrichment programs and activities and (5)compelling worldwide itineraries.

The brand’s $525 million product enhancement initiative “Signature of Excellence,” continues with ongoing refinements to service and enrichment activities onboard and ashore. Signature of Excellence includes the Culinary Arts Center, a state-of-the-art onboard show kitchen where visiting chefs and culinary experts provide cooking demonstrations and classes to our guests, three specialty theme bars that feature a multitude of martinis and champagnes, as well as an international selection of beers and premium whiskeys and brandies, and many other enhancements.

Seabourn provides ultra luxury cruising vacations in a unique, small-ship style that focuses on personalized services, all-suite accommodations, superb cuisine and unique experiences. Consistently rated among the top vacation choices, Seabourn pampers its’ guests with complimentary open bars, open-seating dining and value-added extras such as Massage MomentsSM on deck, Caviar in the SurfSM beach parties and water sports from the yachts’ fold-down marina. Seabourn’s ships offer destinations throughout the world, including Europe, Asia, the South Pacific and the Americas, with cruises generally from seven to 14 days, with some of longer length. Seabourn currently operates three 208-guest yachts and will begin a fleet expansion that is contracted to add three 450-guest sisters, one in each of 2009, 2010 and 2011. The new vessels will offer more categories of luxury suites, more dining alternatives and an 11,400-square foot spa facility that will be the largest on any ultra-luxury vessel. They will maintain the service ratio of nearly one staff member per guest, and the intimate, sociable atmosphere that is the hallmark of the Seabourn yachting lifestyle for over 20 years.

III.	Europe

We believe that Europe is one of the largest single leisure travel vacation markets, but to date cruising in Europe has achieved a much lower penetration rate than in North America, and represents a relatively small percentage of the European vacation market.

Approximately 4.0 million European-sourced passengers took cruise vacations for two or more consecutive nights in 2007 compared to approximately 10.5 million North American-sourced passengers. Additionally, we estimate that about 4.6 million European-sourced passengers took a cruise in 2008. The number of European cruise passengers increased by a compound annual growth rate of approximately 11.4% between 2002 and 2007. We believe that the European market represents a significant growth opportunity for us, and we plan to introduce a number of new or existing ships into Europe over the next several years. This should enable us to achieve increasing economies of scale. Approximately 72%, or 27,296 berths, of our passenger capacity under construction has been designated for our European brands. Our European brands represent 32% of our total capacity at November 30, 2008, and we expect them to increase to 39% of our total capacity by 2012, assuming no additional ships are ordered for 2012 delivery.

At the end of 2008, 117 ships with an aggregate passenger capacity of approximately 130,000 lower berths were marketed primarily in Europe. Our projections indicate that by the end of 2009, 2010, 2011 and 2012, Europe will be served by 122, 127, 130 and 133 ships, respectively, having an aggregate passenger capacity of approximately 144,000, 156,000, 164,000 and 172,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both Europe and elsewhere during different times of the year. Net capacity serving European-sourced cruise guests has increased at a compound annual growth rate of 9.8% for the past three years. The future growth rate is currently expected to be 8.1% for the next three years. Our estimates of European capacity are based on similar assumptions as discussed previously for our North American estimates and do not consider any older ship withdrawals as a result of their noncompliance with mandated maritime regulations that become effective in 2010. See Part I, Item l. Business. B. – “Cruise Operations – Governmental Regulations – Maritime Regulations”.

The principal itineraries visited by European-sourced cruise guests in 2008 were the Mediterranean, the Caribbean (including the Bahamas), Bermuda, northern Europe (including Scandinavia and the Baltic) and the Atlantic Isles (including the Canary Islands and Madeira). In addition, European cruise guests visited the Arabian Gulf, the Indian Ocean, New England, Canada and other exotic locations around the world.

a.	United Kingdom

The United Kingdom (“UK”) is one of the largest regions from which cruise passengers are sourced in Europe. Approximately 1.3 million UK passengers took cruises in 2007. Cruising in the UK has become an established alternative to land-based resort and sightseeing vacations. The number of UK cruise passengers increased by a compound annual growth rate of approximately 10.2% between 2002 and 2007. We believe that the UK has additional growth potential for the cruise industry, as the level of market penetration is estimated at approximately 70% of North America.

P&O Cruises and Ocean Village source substantially all of their guests from the UK. Cunard sources most of its guests from the UK, North America, Germany and Australia. Our North American brands and Costa also source guests from the UK. For example, Princess Cruises’ Sea Princess has been homeported in Southampton during the summer months and has Fort Lauderdale as its homeport during the winter season, has been primarily marketed to UK vacationers who desire an American style of cruising.

P&O Cruises, with over 170 years of cruising experience, is the largest cruise operator and best known cruise brand in the UK, with six premium ships, and an additional ship contracted for delivery in 2010. These ships cruise to over 235 destinations in more than 82 countries, with most cruises ranging from two to 16 days, but with some cruises lasting longer, including three world cruises in 2009 and two in 2010. The P&O Cruises fleet is the youngest multi-ship UK brand, and their latest additions have enabled P&O Cruises to offer a more modern style of cruising to its UK cruise guests and broaden their appeal, reaching younger guests with and without families, while retaining older and more traditional British guests. Artemis and Arcadia are child-free ships, which generally appeal to an older demographic, while the rest of the fleet is well-equipped for families. P&O Cruises offers cruises from Southampton, England to the Mediterranean, the Atlantic Isles, the Baltic, Scandinavia and the Norwegian Fjords for the majority of the year, and primarily operates Caribbean cruises and a choice of world cruises during the winter.

P&O Cruises’ ships deliver a world of extraordinary experiences for guests by ensuring that they offer high quality, a distinctly British experience and a variety of choices. Their fleet of ships are distinctly different from one another in both personality and facilities. This allows the British guest to tailor their holiday by selecting the ship that best reflects their own personality and matches their holiday requirements. It also means that repeat customers can enjoy a new and exciting experience each time they sail.

Ventura and Oceana offer a more contemporary and innovative experience with an informal atmosphere and range of alternative dining venues, from restaurants and food courts to grills and bistros. The elegant superliners Arcadia, Aurora and Oriana offer a stylish and classic cruise experience with their broad decks, traditional artwork and blend of formal and informal onboard experiences. As the smallest ship in the P&O Cruises fleet, Artemis offers a more traditional and intimate experience, her size enabling her to visit ports not charted by larger vessels as well as fostering a real sense of camaraderie.

Cunard, which was launched in 1839 and has the Most Famous Ocean Liners In The WorldSM, operates two premium/luxury ships that evoke a golden era of luxurious cruising with an additional ship, Queen Elizabeth, contracted for delivery in 2010. Cunard’s flagship, Queen Mary 2, is the largest and grandest ocean liner in the world and operates the northern transatlantic crossing route as well as a 90 day world cruise. Cunard’s newest ship, Queen Victoria is a marriage of heritage and innovation with a three tier grand lobby that offers a sense of the lavish lifestyle that its guests will experience onboard. In 2009, Queen Victoria, will embark on a 107 day world cruise prior to sailing out of Southampton throughout the summer of 2009 on a series of Northern Europe and Mediterranean voyages. Most of Cunard’s non-world cruise voyages are six or 14 days.

The Ocean Village brand will be phased-out with the transfer of both its ships to P&O Cruises Australia. The first ship will be transferred in November 2009. The second ship will be transferred in November 2010. We have recognized the growth potential in the Australian cruise market, and this decision is consistent with our strategy of redeploying ships to growth markets to invest in brands which show the greatest potential.

Prior to the transfer, the two ships will offer one or two week cruises, together with cruise and stay holidays, and operate out of Palma Majorca, Spain and Heraklion, Crete in the Mediterranean for the 2009 summer season. The remaining ship will operate from Barbados in the Caribbean during the winter 2009-2010 season and return to the Mediterranean for the 2010 summer season.

b.	Southern Europe

The main countries in southern Europe for sourcing cruise passengers are Italy, France and Spain. Together, these countries generated approximately 1.5 million cruise passengers in 2007. Cruising by passengers from Italy, France and Spain combined increased by a compound annual growth rate of approximately 12.6% between 2002 and 2007. We believe that southern Europe has significant growth potential for the cruise industry, as the level of market penetration is estimated at approximately 26% of North America. We intend to increase our penetration in southern Europe through Costa, one of the most recognized cruise brands marketed in Europe, which currently has the most cruise ships on order of any cruise brand, and Ibero.

Costa is Italy and Europe’s #1 Cruise Line based on guests carried and capacity of its ships, and boasts over 60 years of cruising history. Costa operates 12 contemporary ships, with two additional ships contracted for delivery in 2009 and one ship in each of 2010, 2011 and 2012. With these five new ship additions, Costa’s existing capacity will grow by 58%.

Costa offers guests an international and multi-lingual ambiance with an Italian touch. Costa principally serves customers in Italy, France, Spain and Germany, but its 1.2 million 2008 guests came from over 160 different countries. The Costa brand offers a higher-end contemporary product in Germany and Spain and thus segments these markets where we also own and operate the more mid-contemporary AIDA and Ibero brands.

The Costa ships call on 250 ports around the world, with 100 different itineraries, most from seven to 11 days. Costa’s ships operate in Europe from spring to fall. From fall to spring Costa repositions two of its ships to the Caribbean, three of its ships to South America, two of its ships to the Arabian Gulf to homeport in Dubai, one of its ships to the Indian Ocean to homeport from the Island of Mauritius and maintains a year-round presence with three of its ships in the Mediterranean. See Part I, Item 1. Business. B.- “Cruise Operations – Australia, New Zealand and Asia” for additional discussion of Costa’s expanding operations in Asia.

We have a joint venture agreement with Orizonia Corporation, Spain’s largest travel company, under which we operate Ibero, a Spanish cruise line that began operations in 2003. Ibero currently operates three contemporary cruise ships. Substantially all of Ibero’s guests are sourced from Spain, Brazil and Portugal. Their ships are especially tailored to the Spanish market, including Spanish speaking officers and crew as well as Mediterranean and Spanish style food and entertainment. From March to October, Ibero’s ships offer seven-day Mediterranean and Northern European sailings homeported in Barcelona, Spain, Venice, Italy, Athens, Greece, Istanbul, Turkey, Copenhagen, Denmark and Helsinki, Finland. From November 2008 to February 2009 two of its ships are time-chartered to an unaffiliated Brazilian tour operator. In November 2009, we expect to transfer Carnival Cruise Lines’ 1,450-passenger capacity Holiday to Ibero. Holiday will undergo a multi-million dollar refurbishment before being renamed the Grand Holiday for her first Ibero sailing expected in spring 2010.

c.	Germany

Germany is the largest source market for cruise passengers in continental Europe, with approximately 0.8 million cruise passengers in 2007. Germany had a compound annual growth rate in the number of cruise passengers carried of approximately 12.2% between 2002 and 2007. We believe that Germany has significant growth potential for the cruise industry as the level of market penetration is estimated at approximately 29% of North America. We intend to increase our penetration in Germany through AIDA, the most recognized cruise brand marketed in Germany.

AIDA, which began operating in 1996, sources substantially all of its guests from Germany and German speaking Austria and Switzerland, and is the leader in the German cruise market. AIDA operates five contemporary ships, with one additional ship contracted for delivery in each of fiscal 2009, 2010, 2011 and 2012. With these four new ship additions, AIDA’s existing capacity will grow by 110%. AIDA’s new vessels, including the AIDAdiva and AIDAbella, which AIDA took delivery of in 2007 and 2008, respectively, are innovative. For example, they introduced the “Theatrium,” a completely new space concept that provides guests a central meeting space and an enhanced entertainment venue.

AIDA’s product is especially tailored for the German-speaking market and offers an exceptionally relaxed, yet active, cruising experience with an emphasis on lifestyle, choice, informality, friendliness and activity. Spa and fitness areas and a variety of dining options, ranging from informal but excellent quality buffets to grills and exclusive restaurants characterize the experience onboard the vessels.

AIDA offers its guests cruises varying in length from three to 14 days, while calling on approximately 140 ports. During the summer, the AIDA ships sail in the Mediterranean, the North Sea and the Baltic Sea, while itineraries for the winter include the Caribbean, Central America, the Western Mediterranean, the Atlantic Isles, the Arabian Gulf and Trans-Suez Canal passages. In the fall of 2008, AIDA began offering New England and Canada cruises, to guests substantially all sourced from German speaking countries.

IV.	Australia, New Zealand and Asia

Cruising in Australia continues to develop. Approximately 280,000 Australians and New Zealanders took cruise vacations in 2007. We serve this region primarily through the contemporary P&O Cruises Australia brand, which is a leading cruise line in Australia and New Zealand. In addition, our premium brand Princess has a very significant presence in the Australian market.

From Asia, we began sourcing passengers in 2006. Tourism is one of the most rapidly growing sectors in the Chinese economy. More than 35 million Chinese tourists traveled abroad in 2007. This figure is forecast to increase to over 50 million by 2010. We believe this market has growth potential given its large population and expanding international tourist travel.

P&O Cruises Australia, with over 75 years of cruising experience, caters specifically to Australians and New Zealanders. Its ships, Pacific Dawn and Pacific Sun, typically offer cruises from seven to 14 days homeported from Sydney and Brisbane, Australia and Auckland, New Zealand. These cruises enable its guests to discover the islands of the South Pacific from New Caledonia to Tahiti, as well as exploring Australia’s magnificent coast line and New Zealand’s Fjords. In response to growing demand, in October 2008, P&O Cruises Australia announced the more than doubling of their fleet with the transfer of the two Ocean Village ships. The first ship will be transferred in November 2009 and it will be renamed Pacific Jewel. The second ship will be transferred in November 2010.

In November 2008, Princess deployed Dawn Princess, the second Princess ship to be based in the Australian market on a year-round basis. Dawn Princess’ arrival has confirmed Princess as a substantial cruise line in the growing Australian cruise market and allowed us to enhance our market segmentation there. Both the Sun Princess and Dawn Princess are time chartered from Princess to P&O Cruises Australia for cruises departing from the homeports of Fremantle, Melbourne and Sydney, Australia. The doubling of this fleet allowed the expansion of homeporting out of Melbourne, Australia’s second largest city. Princess’ cruises visit the South Pacific islands, Australia, New Zealand and Asia and average 18 days in length with one world cruise lasting 104 days.

Costa Asia began in July 2006 with the Costa Allegra being homeported out of China to cater primarily to the Chinese and surrounding markets. Costa was the first international cruise line to homeport a ship in China. The Chinese vacation market is highly seasonal. In the peak Chinese vacation seasons during part of February and May, and from July through mid-October, the Costa Allegra sails from Hong Kong, Shanghai and Beijing, China, for 5-day cruises, with guests primarily sourced from China and surrounding markets. During the remaining non-peak vacation months, the Costa Allegra sails 14-day Far East cruises sourcing guests principally from Europe. In April 2009, Costa Cruises will deploy a second ship, the 1,302-passenger capacity Costa Classica, to Asia for 4-day and 5-day cruises sailing from Tianjin and Shanghai during the peak Chinese vacation seasons and 14-day and 15-day cruises sailing out of Hong Kong, Singapore and Shanghai during the remaining non-peak vacation months. The addition of Costa Classica will more than double Costa’s capacity in this market.

V.	South America

Cruise vacations have been marketed by Costa in South America, principally to Brazilian and Argentinean-sourced passengers, for many years, although cruising as a vacation alternative remains in a relatively early stage of development in the region. Approximately 380,000 Brazilians and Argentineans took cruise vacations in 2008. Cruises from South America typically occur during the Southern Hemisphere summer months of November through March. Our presence is primarily represented through the Costa brand, which will operate three vessels in 2009 in this region, Costa Magica, Costa Mediterranea and Costa Romantica, collectively offering 6,160 lower berths. These ships primarily offer seven to 14 day cruises visiting ports primarily in Brazil, Argentina, Uruguay and Chile. In addition, Ibero currently time charters two ships to an unaffiliated Brazilian tour operator and is directly offering three ships to this market for November 2009 through March 2010 cruises.

VI.	Ship Information

a.	Ships In Service

Summary information of our ships as of January 28, 2009 is as follows:

Brand and Ship	Registry	Calendar Year Delivered	Passenger Capacity
Carnival Cruise Lines
Carnival Splendor	Panama	2008	2,998
Carnival Freedom	Panama	2007	2,966
Carnival Liberty	Panama	2005	2,966
Carnival Valor	Panama	2004	2,966
Carnival Miracle	Panama	2004	2,118
Carnival Glory	Panama	2003	2,966
Carnival Conquest	Panama	2002	2,966
Carnival Legend	Panama	2002	2,118
Carnival Pride	Panama	2001	2,118
Carnival Spirit	Panama	2001	2,120
Carnival Victory	Panama	2000	2,750
Carnival Triumph	Bahamas	1999	2,750
Carnival Paradise	Panama	1998	2,048
Carnival Elation	Panama	1998	2,050
Carnival Destiny	Bahamas	1996	2,634
Carnival Inspiration	Bahamas	1996	2,050
Carnival Imagination	Bahamas	1995	2,050
Carnival Fascination	Bahamas	1994	2,050
Carnival Sensation	Bahamas	1993	2,050
Carnival Ecstasy	Panama	1991	2,050
Carnival Fantasy	Panama	1990	2,054
Holiday(a)	Bahamas	1985	1,448

Total Carnival Cruise Lines			52,286

Princess
Ruby Princess	Bermuda	2008	3,080
Emerald Princess	Bermuda	2007	3,082
Crown Princess	Bermuda	2006	3,080
Sapphire Princess	Bermuda	2004	2,678
Caribbean Princess	Bermuda	2004	3,100
Diamond Princess	Bermuda	2004	2,678
Island Princess	Bermuda	2003	1,974
Coral Princess	Bermuda	2002	1,974
Star Princess	Bermuda	2002	2,598
Royal Princess	Bermuda	2001	710
Golden Princess	Bermuda	2001	2,598
Tahitian Princess	Bermuda	2000	676
Pacific Princess	Bermuda	1999	676
Sea Princess	Bermuda	1998	2,016
Grand Princess	Bermuda	1998	2,592
Dawn Princess	UK	1997	1,998
Sun Princess	Bermuda	1995	2,022

Total Princess			37,532

Costa
Costa Serena	Italy	2007	2,978
Costa Concordia	Italy	2006	2,978
Costa Magica	Italy	2004	2,702
Costa Fortuna	Italy	2003	2,702
Costa Mediterranea	Italy	2003	2,114
Costa Atlantica	Italy	2000	2,114
Costa Victoria	Italy	1996	1,928
Costa Romantica	Italy	1993	1,344
Costa Allegra	Italy	1992	784
Costa Classica	Italy	1991	1,302
Costa Marina	Italy	1990	762
Costa Europa	Italy	1986	1,488

Total Costa			23,196

Brand and Ship	Registry	Calendar Year Delivered	Passenger Capacity
Holland America Line(b)
Eurodam	Netherlands	2008	2,104
Noordam	Netherlands	2006	1,918
Westerdam	Netherlands	2004	1,916
Oosterdam	Netherlands	2003	1,848
Zuiderdam	Netherlands	2002	1,916
Zaandam	Netherlands	2000	1,432
Amsterdam	Netherlands	2000	1,380
Volendam	Netherlands	1999	1,432
Rotterdam	Netherlands	1997	1,316
Veendam	Netherlands	1996	1,258
Ryndam	Netherlands	1994	1,260
Maasdam	Netherlands	1993	1,258
Statendam	Netherlands	1993	1,258
Prinsendam	Netherlands	1988	792

Total Holland America Line			21,088

P&O Cruises
Ventura	Bermuda	2008	3,078
Arcadia	Bermuda	2005	2,016
Oceana	Bermuda	2000	2,016
Aurora	Bermuda	2000	1,870
Oriana	Bermuda	1995	1,818
Artemis	Bermuda	1984	1,200

Total P&O Cruises			11,998

AIDA
AIDAbella	Italy	2008	2,050
AIDAdiva	Italy	2007	2,050
AIDAaura	Italy	2003	1,266
AIDAvita	Italy	2002	1,266
AIDAcara	Italy	1996	1,180

Total AIDA			7,812

Cunard
Queen Victoria	UK	2007	1,980
Queen Mary 2	UK	2003	2,592

Total Cunard			4,572

Ibero(a)
Grand Voyager	Italy	2000	832
Grand Mistral	Italy	1999	1,244
Grand Celebration	Portugal	1987	1,494

Total Ibero			3,570

Ocean Village(c)
Ocean Village Two	UK	1990	1,708
Ocean Village	UK	1989	1,578

Total Ocean Village			3,286

P&O Cruises Australia(c)
Pacific Dawn	UK	1991	1,596
Pacific Sun	UK	1986	1,480

Total P&O Cruises Australia			3,076

Seabourn
Seabourn Legend	Bahamas	1992	208
Seabourn Spirit	Bahamas	1989	208
Seabourn Pride	Bahamas	1988	208

Total Seabourn			624

Total			169,040

(a)	Holiday is expected to be transferred to Ibero to commence service in spring 2010 and renamed Grand Holiday.

(b)	Since November 2004, the 1,214-passenger capacity former Noordam is being operated by an unrelated entity under a long-term bareboat charter agreement, which expires in April 2015 and, accordingly, is excluded from Holland America Lines’ capacity.

(c)	The Ocean Village brand will be phased-out with the transfer of both ships to P&O Cruises Australia. Ocean Village Two will be transferred in November 2009 and renamed the Pacific Jewel, and Ocean Village will be transferred in November 2010.

b.	Ships Under Contract for Construction

Summary information of our ships under contract for construction as of January 28, 2009 is as follows:

Brand and Ship	Expected Service Date(a)	Passenger Capacity
Costa
Costa Luminosa	5/09	2,260
Costa Pacifica	6/09	2,990
Costa Deliziosa	2/10	2,260
Newbuild	7/11	3,012
Newbuild	5/12	3,012

Total Costa		13,534

AIDA
AIDAluna	3/09	2,050
AIDAblu	2/10	2,174
Newbuild	4/11	2,174
Newbuild	6/12	2,174

Total AIDA		8,572

Carnival Cruise Lines
Carnival Dream	9/09	3,652
Carnival Magic	5/11	3,652

Total Carnival Cruise Lines		7,304

P&O Cruises
Azura	4/10	3,098

Holland America Line
Nieuw Amsterdam	7/10	2,106

Cunard
Queen Elizabeth	10/10	2,092

Seabourn
Seabourn Odyssey	6/09	450
Seabourn Sojourn	6/10	450
Newbuild	6/11	450

Total Seabourn		1,350

Grand Total		38,056

(a)	The expected service date is the month in which the ship is currently expected to begin its first revenue generating cruise. All of our ship construction contracts are with the Fincantieri shipyards in Italy, except for AIDA’s and Seabourn’s which are with the Meyer Werft shipyard in Germany and T. Mariotti shipyard in Italy, respectively.

VII.	Characteristics of the Cruise Vacation Industry

a.	Exceptional Value Proposition

We believe that the cost of a cruise vacation represents an exceptional value in comparison to other comparable land-based vacation alternatives. This is especially true when one considers that a cruise provides its guests with transportation to various destinations, while also providing hotel accommodations, food and some entertainment for one all-inclusive, competitive price. In order to make cruising even more cost effective and more easily accessible to our guests, we offer a number of drive-to-homeports, which reduces certain cruise guests’ overall vacation costs because the air transportation costs are eliminated.

b.	Relatively Low Market Penetration Levels

About 20% of the U.S. population has ever taken a cruise, and this compares to 9 to 10% in the UK and 4 to 5% in Europe. Based on industry data, the 2007 annual penetration rate, computed based on the number of annual cruise passengers as a percentage of the total population, is 3.1% for North America, 2.2% in the UK, 0.9% in Germany and 0.8% in southern Europe. In addition, Europeans have significantly more vacation days in a year than North Americans, which presents opportunities for increases in the European penetration levels to the level of North America.

Elsewhere in the world cruising is at an early stage of development and has far lower penetration rates. However, there have been an increasing number of countries in the world whose economies have benefited from globalization. This global economic growth has fueled an increasing demand for vacations, including cruising, in these relatively lower penetrated countries.

c.	Wide Appeal

Cruising appeals to a broad demographic range. Industry surveys estimate that there are approximately 127 million potential cruise guests in North America (defined as members of households with a minimum income of $40,000, that are headed by a person who is at least 25 years old). According to these surveys, more than half of these individuals have expressed an interest in taking a cruise as a vacation alternative.

d.	Positive Guest Demographics

Between 2005 and 2015, the number of people in the cruise industry’s primary age group of 45 years and older are expected to grow by 24 million, or 20%, in the U.S. and Canada, and 20 million, or 15%, in the major Western European countries of Germany, the UK, France, Italy, Spain and Portugal. As the age of the U.S., Canadian and European populations is increasing, which is primarily as a result of the aging of the Baby-Boom generation and the advancements in healthcare, we believe the cruise industry is well-positioned to take advantage of these favorable demographic trends impacting its major markets for years to come.

e.	High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. We believe that a substantial number of cruise guests think the value of their cruise vacation experience is as good as, or better than, the value of other comparable vacation alternatives. According to industry surveys, North American cruise guests have a total satisfaction rate of 95%, including nearly 45% of cruise guests stating that they are extremely satisfied with the experience, which is defined in the surveys as the highest satisfaction rating of any vacation alternative they have experienced. In addition, based on our internal surveys our European cruise guests are very satisfied with their cruise vacations, which we believe is a very positive response to our European cruise experience.

f.	Significant Growth Potential

The cruise vacation industry has experienced significant growth over the last decade. The number of new cruise ships currently on order from shipyards indicates that cruise capacity is set to grow by 23% through 2012. In order to fill this new capacity, continued growth in demand across the industry will be required. It is possible that some older ships may be retired, thus reducing cruise industry capacity. Alternatively, it is also possible that we or our competitors could order more ships, thus increasing cruise industry capacity. Given the exceptional value proposition cruising offers in comparison to other competitive land-based vacation alternatives, as well as its relatively low market penetration levels in major vacation markets, its wide appeal and positive guest demographics and its high guest satisfaction rates, we believe that there continue to be significant opportunities for growth in the demand for cruising.

VIII.    Passengers, Capacity and Occupancy

Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows:

FISCAL YEAR	CRUISE PASSENGERS	PASSENGER CAPACITY	OCCUPANCY(a)
2004	6,306,000	129,108	104.5%
2005	6,848,000	136,960	105.6%
2006	7,008,000	143,676	106.0%
2007	7,672,000	158,352	105.6%
2008	8,183,000	169,040	105.7%

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Our passenger capacity has grown from 129,108 berths at November 30, 2004 to 169,040 berths at November 30, 2008, primarily because of the deliveries of 16 new cruise ships during this four-year period. See Part I, Item l. Business. B. “Cruise Operations – Ship Information” for additional information.

The occupancy level on our ships during each quarter indicated below was as follows:

Quarters Ended	Occupancy
February 28, 2007	104.1%
May 31, 2007	103.7%
August 31, 2007	111.1%
November 30, 2007	103.2%
February 29, 2008	104.3%
May 31, 2008	104.8%
August 31, 2008	110.9%
November 30, 2008	102.6%

IX.	Cruise Ship Construction and Cruise Port and Repair Facility Development and Operations

As of January 28, 2009, we had signed agreements with three shipyards providing for the construction of 17 additional cruise ships scheduled to enter service between March 2009 and June 2012. These agreements cannot be cancelled by either party without cause, and such cancellation will subject the canceling party to contractual liquidated damages. See Part I, Item 1. Business. B. “Cruise Operations – Ship Information” and Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

We are involved in the development of new or enhanced cruise port facilities. These facilities are expected to provide our guests with an improved vacation experience. Our involvement, in cooperation with governmental entities, typically includes providing development and management expertise and/or providing financial commitments that are limited to long-term port usage agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves.

During 2008, we were in various stages of involvement with the development and/or enhancement of government and privately-owned and operated cruise port facilities in Galveston, Texas, Miami, Florida, New York City, New York, San Diego, California, Southampton, England and St. Maarten, Netherlands Antilles. In addition, we currently operate port facilities in Barcelona, Spain, Cozumel, Mexico, Grand Turk, Turks and Caicos Islands, Juneau, Alaska, Long Beach, California and Savona, Italy. We are expanding the Savona, Italy facility. We are developing or co-developing port facilities in Marseilles, France, Civitavecchia, Italy, Naples, Italy and Roatan, Honduras pursuant to concession and other agreements.

We own a 40% interest in Grand Bahama Shipyard Ltd. (“GBSL”), which is the largest cruise ship dry-dock repair facility in the world. Royal Caribbean Cruises Ltd. (“RCCL”), one of our cruise competitors, also owns a 40% interest and the Grand Bahama Port Authority owns 20%. We account for our investment using the equity method, and our total net investment in and notes receivable from GBSL were $80 million at November 30, 2008. GBSL only had outstanding debt to RCCL and us at November 30, 2008. This facility, located in Freeport, Grand Bahama, has three dry-docks, which can handle ships up to 137,000 tons. During 2008, RCCL and our brands had an aggregate of 13 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships were worked on at this facility. GBSL generated total revenues of $133 million in 2008.

X.	Cruise Pricing and Payment Terms

Each of our cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through our early booking discount programs and other promotions. The cruise ticket price typically includes accommodations, meals, some beverages, and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including a fully equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a jogging track, a health club, swimming pools, sun decks, whirlpools and saunas. Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservations with the balance due before the departure date, although some of our European brands provide certain of their travel agents and tour operators with credit terms even though these parties typically require the guest to pay for the entire cruise before sailing.

If our guests do not pay a vacation protection premium for the ability to obtain a refund if they cancel their cruise within a pre-defined period before sailing, then they are subject to a cancellation fee, which we recognize in passenger ticket revenues upon cancellation. For those guests who pay a vacation protection premium for the ability to obtain a refund, they will receive all or a portion of their deposit back in accordance with the terms of the program, while we will recognize this premium in other revenues.

Historically, our advance bookings have generally been taken from several months in advance of the departure date for some contemporary brand sailings, to more than a year in advance for some of our luxury and European brand sailings. Generally, the longer the cruise itinerary the further in advance the bookings are made. This lead-time provides us with more time to manage our prices in relation to demand for available cabins, with the goal of achieving higher overall net revenue yields (see “Key Performance Non-GAAP Financial Indicators” in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K). In addition, some of our fares such as Carnival Cruise Lines’ Supersaver fares, Costa’s Pronto Price Savings fares, Holland America Line’s Early Savings and Mariner Savings fares and Princess’ Early Booking Discounts, are designed to encourage potential guests to book cruise reservations earlier. In addition, AIDA has a “JustAIDA” booking program that allows guests to make a reservation two to three months before sailing, but the exact cruise ship and specific itinerary are not determined by AIDA until two weeks prior to sailing in order to help AIDA maximize their net revenue yields.

When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices can vary by gateway and destination. Over the last several years about 15% of our guests purchased air transportation from us, which relatively low amount we believe is partially a result of having embarkation points close to our guests’ homes and partially the result of competitively priced air tickets sold by third parties.

In 2007, we introduced a fuel supplement across substantially all of our cruise brands, which resulted in an additional fee being charged to the guests on these brands, commencing for the most part with cruises departing in early 2008. This temporary fuel supplement, which is included in cruise passenger ticket revenues, was introduced to partially offset a portion of the very high fuel costs we had been experiencing, and was usually charged on a daily basis, with established total maximums per passenger. As a result of the relatively recent and large decreases in fuel prices, most of our brands no longer charge the fuel supplement. However, if fuel prices increase to higher levels in the future, then we may decide to re-instate fuel supplements.

XI.	Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we collect either a percentage of their revenues or a fee. We earn onboard and other revenues from onboard activities and services not included in the cruise ticket price consisting of, but not limited to, bar and some beverage sales, shore excursions, casino gaming, gift shop sales, photo sales, spa services, art auctions, cellular phone and telephone usage, bingo games and lottery tickets, enhanced dining experiences in alternative restaurants, onboard promotional advertising for merchants located at our ports of call, internet cafes, entertainment arcades, laundry services, libraries, golf lessons, snorkel and bike equipment rentals, training conference facilities and video diaries.

Our casinos, which are operated directly by us, contain slot machines and gaming tables including blackjack, and in most cases craps and roulette. The casinos are only open when our ships are at sea in international waters or when otherwise specifically permitted by law.

Sales to our guests of shore excursions at each ship’s ports of call include, among other things, general sightseeing and adventure outings and local boat and beach parties, typically utilizing locally-owned operators. For the Holland America Line, Princess and Carnival Cruise Lines ships operating to destinations in Alaska, shore excursions are operated by Holland America Tours and Princess Tours, as well as locally-owned operators.

In conjunction with our cruise vacations, all of our cruise brands also sell pre- and post-cruise land packages of one to four nights. Vacation packages offered in conjunction with homeports in North America include nearby attractions or other vacation destinations, such as Universal Studios and Walt Disney World in Orlando, Florida, Busch Gardens in Tampa, Florida, or individual/multiple city tours of Boston, Massachusetts, New York City, New York, Seattle, Washington, San Diego, California and/or Vancouver, British Columbia. Vacation packages offered in conjunction with homeports in Europe include stays in well-known European cities such as Athens, Greece, Barcelona, Spain, Copenhagen, Denmark, London, England, Paris, France and Rome, Italy.

In conjunction with our Alaska cruise vacations, principally on our Holland America Line, Princess and Carnival Cruise Lines ships, we sell pre- and post-cruise land packages, utilizing, to a large extent, our transportation and hotel assets.

XII.    Sales Relationships and Marketing Activities

We are a customer service-driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry.

We sell our cruises mainly through travel agents, including wholesalers and tour operators. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands, except for certain brands sourcing UK and Australian guests as discussed below. These travel agent relationships are not exclusive and most travel agents also sell cruises and other vacations provided by our competitors. Our policy towards travel agents is to train and motivate them to support our products with competitive sales and pricing policies and joint marketing programs. We also use a wide variety of marketing techniques, including websites, seminars and videos, to familiarize the agents with our cruise brands and products. As with our brands’ travel agent relationships, each of our brands’ marketing programs are generally independent of each of our other brands. In each of our principal markets, we have familiarized the travel agency community with our cruise brands and products.

Travel agents generally receive standard commissions of 10%, plus the potential of additional commissions based on sales volume. During fiscal 2008, no controlled group of travel agencies accounted for more than 10% of our revenues.

Our investment in customer service has been focused on the development of systems and employees. We have improved our systems within the reservations and customer relationship management functions, emphasizing the continued support of the travel agency community, while simultaneously developing greater contact and interactivity with our guest base. Each brand has its own website, which provides access to information about our products to users throughout the world, and substantially all provide booking engines to our travel partners and to our customers. We also support booking capabilities through global distribution systems, including Amadeus, Travelport and SABRE. Although the vast majority of our cruises are distributed through travel agents, we also accept telephone and internet bookings direct from customers who choose not to utilize the services of a travel agent.

We have pursued comprehensive marketing and advertising campaigns to promote our brands to vacationers. The principal medias used for marketing and advertising are television, magazine, radio, online, outdoor, direct mail, e-mail, and blogging. Our “Best Blogs at Sea” website links our growing array of blogs, online communities and newbuild delivery sites, which features over a dozen sites, including AIDA, Carnival Cruise Lines, Costa, Cunard, Holland America Line, Ocean Village, P&O Cruises, and Seabourn. Crew blogs are written by ship captains, cruise and entertainment directors, executive pursers and special guests. Newbuild sites are devoted to key milestones for ships, such as Seabourn Odyssey and Carnival Dream. Cruise line communities, such as AIDA’s Web Lounge and The World of Costa, are a way for guests to connect through a shared interest in a particular brand. The blog of Carnival Cruise Lines Senior Cruise Director, John Heald, has attracted over 3.6 million visits since being launched two years ago and was named “Best Cruise Line Blog” in Porthole Magazine’s 2009 Editor-In-Chief Awards. This popular blog provides readers with a unique behind-the-scenes look at the Carnival Cruise Lines experience while sharing John’s humorous and insightful observations on a wide range of topics.

To stimulate demand, we offer a number of homeports that are closer to guests’ homes as this enables certain guests to lower the price of their cruise vacation by substantially reducing or eliminating the cost of air travel to and from the port.

In the UK and Australia we have formed a sales alliance known as the “Complete Cruise Solution,” whereby our UK and Australian sales forces and back-office operations are able to provide their guests with one-stop cruise shopping for a number of our brands. We also raise consumer and travel agent awareness through the “World’s Leading Cruise Lines” alliance for our family of North American cruise brands, as well as Costa and Cunard. Finally, most of our cruise brands offer their own past guest recognition programs, such as Carnival’s “Concierge Club”, Princess’ “Captain’s Circle”, Costa’s “CostaClub” or Holland America Line’s “Mariner Society,” through which they reward repeat guests with special incentives such as discounted fares, expedited ship embarkation and disembarkation and onboard activities.

XIII.    Seasonality

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

XIV.    Competition

We compete with land-based vacation alternatives throughout the world, including, among others, hotels, resorts (including all-inclusives), theme parks, land-based casino operations and vacation ownership properties located in Las Vegas, Nevada, Orlando, Florida, the Bahamas, France, Dubai, Canary Islands and various Caribbean, Mediterranean, Mexican, and Hawaiian Island destinations, as well as numerous other vacation choices throughout the world.

Our primary cruise competitors for North American-sourced guests are RCCL, which owns Royal Caribbean International, Celebrity Cruises and Azamara Cruises; Norwegian Cruise Line, Disney Cruise Line, MSC Cruises, Crystal Cruises, Oceania Cruises, Regent Seven Seas Cruises, Silversea Cruises and Windstar Cruises.

Our primary cruise competitors for European-sourced guests in the UK are Royal Caribbean International, Celebrity Cruises, Norwegian Cruise Line, MSC Cruises, Thomson Cruises, which is owned by TUI, Fred Olsen Cruise Lines, Discovery Cruises and Saga Cruises; in Germany they are MSC Cruises, TUI Cruises, which is jointly owned by TUI and RCCL, Hapag-Lloyd, which is also owned by TUI, Phoenix Reisen and Transocean Cruises; and in southern Europe they are MSC Cruises, Louis Cruise Line, and Pullmantur and CDF Croisieres de France, both owned by RCCL. We also compete for guests throughout Europe with other North American cruise competitors, including Celebrity Cruises, Disney Cruise Line and Norwegian Cruise Line.

Our primary cruise competitors for guests sourced from other parts of the world, such as Australia, New Zealand, Asia and South America, are Royal Caribbean International, Celebrity Cruises, Star Cruises, Norwegian Cruise Line, CVC Cruise, MSC Cruises and Pullmantur.

Our North American, European and Australian brands also compete among themselves for guests.

XV.	Governmental Regulations

a.	Maritime Regulations

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. In addition, our ships are registered in the Bahamas, Bermuda, Italy, Portugal, the Netherlands, Panama and the UK and are regulated by these jurisdictions. They are required to comply with the international conventions that govern the safety of our ships, guests and crew and the protection of the environment. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the directives and regulations of the European Union (“EU”) and the many other international ports that our ships visit are applicable to some aspects of our ship operations.

Specifically, the International Maritime Organization (“IMO”), which operates under the auspices of the United Nations, has adopted safety standards as part of the International Convention for Safety of Life at Sea, sometimes referred to as SOLAS, which is applicable to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, materials, construction, life saving equipment, safe management and operation and security in order to help ensure guest and crew safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased-in through 2010. Our existing fleet is compliant with these 2010 requirements.

In 1993, SOLAS was amended to incorporate the International Safety Management Code (“ISM Code”). The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our operations and ships have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control, the process by which a nation exercises authority over foreign ships when the ships are in that nation’s waters.

In December 2004, the Maritime Safety Committee approved for adoption amendments to SOLAS chapter II-I Parts A & B that relate to the damage stability of new cruise passenger vessels. These regulations were adopted in May 2005, and are applicable to those vessels whose keels are laid after January 1, 2009. These new standards do not affect our existing fleet or our vessels currently under contract whose keels were laid prior to January 1, 2009. For keels laid after January 1, 2009, compliance with these standards will require the development of new designs, which may significantly increase the costs for these ships.

The most important convention regulating and preventing marine and air pollution by ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”), as amended. This convention applies to all of our ships and covers accidental and operational oil pollution as well as pollution by various items including, but not limited to, sewage, garbage and air emissions.

Our ships are subject to a program of periodic inspection by ship classification societies who conduct annual, intermediate, dry-docking and class renewal surveys. Classification societies conduct these surveys not only to ensure that our ships comply with international conventions adopted by their respective countries of registry and domestic rules and regulations, but also to verify that our ships have been maintained in accordance with the rules of the society and that recommended repairs have been satisfactorily completed.

Our ships are also subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS. Among other things, the ISPS Code requires vessel owners to implement security measures, conduct vessel security assessments, and develop security plans. Under these requirements, we have prepared and submitted security plans for all our ships to their respective countries of registry, and International Ship Security Certificates have been issued demonstrating compliance with the ISPS Code. For ships that are registered in the U.S. or have operations located in the U.S. the Maritime Transportation Security Act of 2002 (“MTSA”) is the governing regulation. The MTSA establishes Area Maritime Security requirements for geographic port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis that could affect our operation in those areas.

Our ships that call at U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with SOLAS, by the U.S. Public Health Service for sanitary standards, and by other agencies such as U.S. Customs and Border Protection, with regard to customs and immigration. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

In 2006, the International Labour Organization (“ILO”) adopted a new Consolidated Maritime Labour Convention (the “Convention”). The ILO is also an agency of the United Nations that develops worldwide employment standards. There have been over 60 maritime labor conventions and recommendations developed since 1920 in areas such as minimum age of seafarers, medical certificates, recruitment practices, health and welfare, hours of work, and social security. The Convention is a comprehensive instrument that consolidates all of the existing standards and recommendations into one instrument to reflect modern conditions and language that will govern all aspects of crew management for all ships in international commerce. While many of the practices were widely adhered to by ships registered in different countries, this consolidated Convention will place additional requirements on shipowners not previously in effect. Thirty member countries representing 33% of the world’s merchant ship tonnage will be required to ratify the Convention before it goes into effect 12 months after such ratification. We currently expect the Convention to be ratified in 2010, and to enter into force and require our implementation in 2011. Accordingly, if ratified, the Convention may increase our crew costs from 2011 and beyond.

We believe that maritime health, environmental, safety and security issues will continue to be an area of focus by relevant government authorities in the U.S., the EU and elsewhere. Resulting legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increasing compliance costs in the future.

b.	Permits for Glacier Bay, Alaska

In connection with certain of our Alaska cruise operations, Holland America Line, Princess and Carnival Cruise Lines rely on concession permits from the U.S. National Park Service (“NPS”) to operate their cruise ships in Glacier Bay National Park and Preserve. Such permits must be periodically renewed, and we cannot be certain that they will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future. In January 2009, the NPS renewed our permits through the 2019 Alaska cruise season.

c.	Alaska Environmental Regulations

The State of Alaska enacted legislation which prohibits certain discharges in designated Alaskan waters, ports or near shorelines and requires that certain discharges be monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regimes in Alaska are more stringent than the federal regime under the Federal Water Pollution Control Act with regard to discharge from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

d.	Other Environmental, Health, Safety and Security Matters

We are subject to various international, national, state and local environmental protection and health and safety laws, regulations and treaties that govern, among other things, air emissions, employee health and safety, waste discharge, water management and disposal, and the storage, handling, use and disposal of hazardous substances, such as chemicals, solvents, paints and asbestos. We are committed to helping to preserve the environment, not only because of the existing legal requirements, but because a pristine environment is one of the key elements that bring our guests on board our ships.

In particular, in the U.S., the Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone.

Furthermore, in the U.S., the Oil Pollution Act of 1990 (the “OPA”) provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply where the discharge is caused by the gross negligence or willful misconduct, or the violation of an applicable safety, construction, or operating regulation by a responsible party. These monetary limits also do not apply where the responsible party fails or refuses to report the incident as required by law, provide all reasonable cooperation and assistance in connection with removal operations, or without sufficient cause, comply with an order issued by the federal on-scene coordinator. Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial

Responsibility from the U.S. Coast Guard for each of our ships operating therein. These certificates demonstrate our ability to meet the maximum amount of liability that our ships could be subject to for removal costs and damages related to water pollution, such as from an oil spill or a release of a hazardous substance, up to each ships’ statutory liability limit. Our financial responsibility under these certificates is supported by certain of our insurers who provide guarantees aggregating $957 million.

In addition, most U.S. states that border navigable waterways or seacoasts have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

Furthermore, many countries have ratified and adopted IMO Conventions which, among other things, impose liability for pollution damage, subject to defenses and to monetary limits, which monetary limits do not apply where the spill is caused by the owner’s actual fault or by the owner’s intentional or reckless conduct. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil pollution.

Limitations on the sulfur content of fuel are part of new regulations approved by the International Convention for the Prevention of Pollution from Ships Annex VI (“MARPOL Annex VI”). Ships must carry an International Air Pollution Prevention Certificate issued by its flag state indicating that it is operating in compliance with MARPOL Annex VI. Among other things, MARPOL Annex VI establishes a limit on the sulfur content of fuel oil and calls on the IMO to monitor the worldwide average sulfur content of fuel oil supplied for use aboard vessels.

In addition, MARPOL Annex VI and EU rules also provide for special SOx, or Sulfur Emission Control Areas (“ECAs”) to be established with more stringent limitations on sulfur emissions. There are currently two ECAs in operation, one in the Baltic and the other in the North Sea/English Channel. Compliance with these regulations has increased our operating costs, due to the higher cost of purchasing low sulfur fuel.

In 2008, MARPOL Annex VI was amended to require additional reductions in sulfur emissions by reducing the sulfur content requirements for fuel oil. Global sulfur fuel content limits are currently 4.5% and are required to be reduced to 3.5% by January 1, 2012. Thereafter, they are to be progressively reduced to 0.5% by January 1, 2020, subject to feasibility review to be completed no later than 2018. In addition, from July 1, 2010, ships operating in ECAs will have to reduce their fuel sulfur content from the current 1.5% to 1.0%; and from January 1, 2015 this content requirement will be further reduced to 0.1%. Additional ECAs may also be established in the future. Compliance with these new standards will increase fuel and operating costs and may result in the use of new sulfur abatement technologies, which may also increase costs. The MARPOL Annex VI amendments also introduce further progressive reductions in NOx, or nitrogen oxide, emissions from both existing and new marine diesel engines, with the most stringent requirements for those engines installed on ships contracted on or after January 1, 2016 operating in ECAs. These 2016 requirements will necessitate the development of new engine designs or exhaust gas treatment systems, which may result in significant additional costs.

A further EU directive regarding the use of low sulfur fuel for passenger ships on regular service between EU ports was introduced in 2005. The application of this legislation to cruise ships is unclear and varies among EU member states, leading to potentially higher fuel costs where it is applicable. In January 2010, a 0.1% sulfur limit on all marine fuels used in EU ports enters into force. This will require distillate fuels such as marine gas oil, to be used, further increasing fuel costs.

The California Air Resources Board (“CARB”) has adopted regulations for ocean-going ship auxiliary engines, shore power requirements for commercial marine vessels, and ship onboard incineration. CARB is also developing regulations for ocean-going ship main engines. These requirements will require use of lower sulfur fuels and eventually distillate fuels, and limit in-port operations, further increasing fuel and operational costs.

If we violate or fail to comply with environmental legislation, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental legislation and regulations.

The International Organization for Standardization (“ISO”) is an international standard-setting body which produces worldwide industrial and commercial standards. ISO 14001 is one of the series of ISO 14000 environmental management standards that were developed to help organizations manage their processes, products and services to minimize environmental impacts. ISO 14001 presents a structured approach to setting environmental objectives and targets, and provides a framework for any organization to apply these broad conceptual tools to their own processes. During 2006, we completed our corporate-wide implementation and received certification of our ISO 14001 Environmental Management System at all our then existing brands. With the exception of two Ibero ships, which we acquired in September 2007, all our ships are currently ISO 14001 certified.

Several safety related amendments to SOLAS will enter into force in July 2010 including requirements for safety centers, emergency cabin lighting, local sounding audible alarm and amendments to fire detection and firefighting systems. Many of these requirements have already been incorporated into our current newbuilds. In addition, the enhanced safe return to port requirements related to the development of survivability standards for a vessel also enter into force for keels laid after July 1, 2010, and will require development of new designs to meet these new requirements for future ship orders. All of our ships under contract to be built are expected to have the keels laid before July 1, 2010.

From time to time, health, environmental, safety and security regulators consider more stringent regulations which may affect our operations and increase our compliance costs. As evidenced from certain of the preceding paragraphs, the cruise industry is affected by a substantial amount of environmental rules and regulations. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject us to increasing compliance costs in the future.

See Part 1, Item 1A. “Risk Factors.” for additional discussion of our environmental risks.

e.	Consumer Regulations

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires most cruise line operators to establish financial responsibility for their liability to passengers for non-performance of transportation, as well as for casualty and personal injury. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for non-performance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million. We have an aggregate of $65 million of guarantees provided by some of our insurers. See Part 1, Item 1. Business. B. “Cruise Operations – E. – Insurance – Other Insurance” for additional information.

In the UK, we are currently required to obtain licenses and/or bonds, in some cases, from various organizations in connection with the conduct of our business and our ability to meet liability in the event of non-performance of obligations to consumers. These organizations include Abta (formerly the Association of British Travel Agents) and the Civil Aviation Authority. See Part 1, Item 1. Business. B. “Cruise Operations – E. – Insurance – Other Insurance” for additional information.

We are also required by German and French law to obtain a guarantee from a reputable insurance company to ensure that, in case of insolvency, our customers will be refunded any monies they have paid on account of a booking and, in addition, that they will be repatriated without additional cost if insolvency occurs after a cruise starts. Additionally, in Australia we are a member of the Travel Compensation Fund which provides compensation, as a last resort, to consumers who suffer losses in their dealings with travel agents. Finally, other jurisdictions, including Argentina and Brazil, require the establishment of financial responsibility for passengers from their jurisdictions.

We believe we have all material licenses to conduct our business. From time to time, various other regulatory and legislative changes may be proposed or adopted that could have an effect on the cruise industry, in general, and our business, in particular.

XVI.    Financial Information

For financial information about our cruise reporting segment and geographic information with respect to each of the three years in the period ended November 30, 2008, see Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

C.	Employees

Our shoreside operations have approximately 10,700 full-time and 4,700 part-time/seasonal employees. We also employ approximately 70,500 crew, including officers, and staff onboard our 88 ships at any one time. Due to the highly seasonal nature of our Alaskan and Canadian operations, Holland America Tours and Princess Tours increase their work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, transportation and ship operations. We consider our employee and union relations generally to be good.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

D.	Suppliers

Our largest purchases are for travel agency services, fuel, advertising, food and beverages, hotel and restaurant products and supplies, airfare, repairs and maintenance, including dry-docking, port facility utilization, communication services and for the construction and refurbishment of our ships. Although we utilize a select number of suppliers for most of our food and beverages, communication services, air transportation services and hotel and restaurant products and supplies, most of these products and services are available from multiple sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports of call from a limited number of suppliers. In addition, we perform our major dry-dock and ship improvement work at dry-dock facilities in Australia, the Bahamas, British Columbia, Canada, the Caribbean, Europe, Singapore, and the U.S. Finally, as of January 28, 2009, we have agreements in place for the construction of 17 cruise ships with three shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated repair, maintenance, refurbishment and newbuild requirements.

E.	Insurance

General

We maintain insurance to cover a number of risks associated with owning and operating vessels in international trade. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premium increases are dependent on our own loss experience and the general premium requirements of our underwriters. We cannot be certain that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for some of the below-mentioned risks, some of which have increased in recent years, and we may increase our self-insurance levels further in the future to mitigate premium increases. We do not carry coverage related to loss of earnings or revenues from our ships.

Protection and Indemnity (“P&I”) Coverage

Third-party liabilities in connection with our cruise activities are covered by entry in P&I clubs, which are mutual indemnity associations owned by ship owners. Our vessels are entered in three P&I clubs as follows: The West of England Ship Owners Mutual Insurance Association (Luxembourg), The Steamship Mutual Underwriting Association (Bermuda) Limited and the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited. The P&I clubs in which we participate are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through reinsurance markets, a large portion of the world’s shipping fleets. Coverage is subject to the P&I clubs’ rules and the limit of coverage is determined by the IG. P&I coverage includes legal, statutory or pre-approved contract liabilities and other expenses related to crew, guests and other third parties. This coverage also includes shipwreck removal, pollution and damage to third party property.

Hull and Machinery Insurance

We maintain insurance on the hull and machinery of each of our ships in amounts equal to the estimated market value of each ship. The coverage for hull and machinery is provided by international marine insurance carriers. Most insurance underwriters make it a condition for insurance coverage that a ship be certified as “in class” by a classification society that is a member of the International

Association of Classification Societies (“IACS”). All of our ships are currently certified as in class by an IACS member. These certifications have either been issued or endorsed within the last twelve months.

War Risk Insurance

We maintain war risk insurance coverage for liability and physical damage, subject to coverage limits, deductibles and exclusions for claims such as those arising from chemical, nuclear and biological attacks, on all of our ships covering our legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist incidents. This coverage is provided by international marine insurance carriers and Mutual War Risk Clubs. In addition, excess war risk insurance is provided by our three P&I clubs for all our ships. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, underwriters can give seven days notice to the insured that the liability and physical damage policies can be cancelled. However, the policy can be reinstated at different premium rates. This gives underwriters the ability to increase our premiums following events that they determine have increased their risk.

Other Insurance

As required by the FMC, we maintain performance bonds or insurance in the aggregate amount of $105 million for ships operated by our brands which embark guests in U.S. ports to cover guest ticket liabilities in the event of a cancelled or interrupted cruise. We also maintain other performance bonds or guarantees as required by various U.S. and foreign authorities that regulate certain of our operations in their jurisdictions; the most significant of which are required by Abta, which total $123 million of sterling-denominated bonds to cover our brands’ UK passenger deposit liabilities.

We maintain standard property and casualty insurance policies to cover certain shoreside assets and liabilities to third parties, including our tour business and certain port facility assets, as well as appropriate workers’ compensation and certain health insurance policies.

The Athens Convention

Current conventions generally in force applying to passenger ships are the Athens Convention relating to the Carriage of Passengers and their Luggage by Sea, 1974, the 1976 Protocol to the Athens Convention and the Convention on Limitation of Liability for Maritime Claims 1976. The U.S. has not ratified any Athens Convention Protocol. However, a vessel’s flag state or the port state that has ratified it may enforce the 1976 Athens Convention Protocol with regard to vessels registered under its flag or visiting a port located in its jurisdiction.

The IMO Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002. The new protocol, which has not yet been ratified by the U.S. or any of our flag states, requires substantial levels of compulsory insurance which must be maintained by passenger ship operators and provides a direct action provision, which will allow claimants to proceed directly against insurers. This new protocol requires passenger ship operators to maintain insurance or some other form of financial security, such as a guarantee from a bank, to cover the limits of liability under the Athens Convention with regards to the death or personal injury of passengers. It is not certain when or if this new protocol will come into force. We cannot be certain that affordable and viable direct and reinsurance markets will be available to provide the level of coverage required under the new protocol. If the new protocol is ratified, we expect insurance costs will increase.

F.	Trademarks and Other Intellectual Property

We own and have registered, or licensed, numerous trademarks and have also registered various domain names, which we believe are widely recognized throughout the world and have considerable value, which enables us to distinguish our cruise product from that of our competitors. These trademarks include the names of our cruise lines, each of which we believe is a widely-recognized brand name in the cruise vacation industry, as well as “World’s Leading Cruise Lines.” We have a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruises and related activities. Finally, we also have a license to use the “Love Boat” name and related marks. See Note 2, “Goodwill and Trademarks” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Asset Impairment” in Exhibit 13 to this Form 10-K.

G.	Taxation

U.S. Federal Income Tax

We are primarily foreign corporations engaged in the business of operating passenger vessels in international transportation. We also own and operate, among other businesses, the hotel, transportation and tour businesses of Holland America Tours and Princess Tours through U.S. corporations.

Our North American passenger vessel business and certain ship-owning subsidiaries are engaged in a trade or business within the U.S. Depending on the itinerary of any particular vessel, that vessel may generate income from sources within the U.S. We believe that under Section 883 of the Internal Revenue Code and applicable income tax treaties, our income and the income of our ship-owning subsidiaries, to the extent derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. Regulations under Section 883 list items that the Internal Revenue Service (“IRS”) does not consider to be incidental to ship operations. Among the items identified as not incidental are income from the sale of air transportation, shore excursions and pre-and post-cruise land packages to the extent earned from sources within the U.S.

Our domestic U.S. operations, principally the hotel, transportation and tour businesses of Holland America Tours and Princess Tours, are subject to normal state and federal income taxation in the U.S.

Application of Section 883 of the Internal Revenue Code

In general, under Section 883, certain non-U.S. corporations are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide, in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. and (ii) the foreign corporation meets a defined publicly-traded test. In addition, to the extent a foreign corporation’s shares are owned by a direct or indirect parent corporation which itself meets the publicly-traded test, then such subsidiary will be deemed owned by individuals resident in the country of incorporation of such parent corporation and the subsidiary will satisfy the applicable stock ownership requirements in lieu of the publicly-traded test.

We believe that Panama is an equivalent exemption jurisdiction and Carnival Corporation currently qualifies as a publicly traded corporation under the regulations and substantially all of its income, with the exceptions noted above under “U.S. Federal Income Tax,” will continue to be exempt from U.S. federal income taxes. If, in the future, Panama no longer qualified as an equivalent exemption jurisdiction or Carnival Corporation were to fail to qualify as a publicly traded corporation, it and all of its ship-owning or operating subsidiaries that rely on Section 883 for exempting cruise operations income would be subject to U.S. federal income tax on their U.S. source cruise operation income. In such event, the net income of Carnival Corporation’s ship-owning or operating subsidiaries would be materially reduced.

Although the above represents our interpretation of this Internal Revenue Code provision and the U.S. Treasury regulations, the IRS’s interpretation of these provisions could differ materially. In addition, the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares or with respect to the identity, residence, or holdings of Carnival Corporation’s direct or indirect shareholders that could affect Carnival Corporation’s and its subsidiaries eligibility for the Section 883 exemption. Accordingly, although we believe it is unlikely, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries’ whose tax exemption is based on Section 883 could lose this exemption. If Carnival Corporation and/or its ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, Carnival Corporation and/or its ship-owning or operating subsidiaries would be subject to U.S. federal income and branch taxation on a portion of its income resulting in higher than normal tax rates.

Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its UK and Italian resident subsidiaries currently qualify for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. There is, however, no authority that directly addresses the effect, if any, of DLC arrangements on the availability of benefits under the treaties and, consequently, the matter is not free from doubt. These treaties may be abrogated by either applicable country, replaced or modified with new agreements that treat income from international operation of ships differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties, or if the existing treaties are abrogated, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for exemption under Section 883, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income.

Taxation in the Absence of an Exemption under Section 883 or any Applicable U.S. Income Tax Treaty

Shipping income that is attributable to transportation of passengers which begins or ends in the U.S. is considered to be 50% derived from U.S. sources. Shipping income that is attributable to transportation of passengers which begins and ends in foreign countries is considered 100% derived from foreign sources. Shipping income that is attributable to the transportation of passengers which begins and ends in the U.S. without stopping at an intermediate foreign port is considered to be 100% derived from U.S. sources.

The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a U.S. port, but that calls on more than one foreign port, will derive U.S. source income only from the first and last legs of the cruise. Because there are no regulations or other IRS interpretations of these rules, the applicability of the transportation income source rules in the aforesaid manner is not free from doubt.

In the absence of an exemption under Section 883 or any applicable U.S. income tax treaty, as appropriate, we and/or our subsidiaries would be subject to either the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code (the “net tax regime”) or the four percent of gross income tax regime of Section 887 of the Internal Revenue Code (the “four percent tax regime”).

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

The net tax regime should be the tax regime applied to Carnival Corporation in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a federal corporate income tax of up to 35% and state income taxes at varying rates; and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the corporations, if any, would generally be subject to a branch interest tax.

The four percent tax regime should be the tax regime applicable to our vessel owning subsidiaries based outside the U.S., in the absence of an exemption under Section 883 or any applicable U.S. income tax treaty. Under the four percent tax regime, gross U.S. source shipping income would be subject to a four percent tax, without the benefit of deductions.

UK Income Tax

Cunard, Ocean Village, P&O Cruises and P&O Cruises Australia have all elected to enter the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation tax on profit calculated by reference to the net tonnage of qualifying vessels. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities. It also includes dividends from foreign companies, which are subject to a tax on profits in their country of residence or elsewhere and the activities of which broadly would qualify in full for the UK tonnage tax regime if they were UK resident.

For a company to be eligible for the regime, it must be subject to UK corporation tax and, among other matters, operate qualifying ships that are strategically and commercially managed in the UK. There is also a seafarer training requirement to which the UK tonnage tax companies are subject.

Our UK non-shipping activities that do not qualify under the UK tonnage tax regime, which are not currently forecast to be significant, remain subject to normal UK corporation tax.

Italian, German and Spanish Income Tax

Carnival plc’s German and Spanish brands, AIDA and Ibero, are both subsidiaries of Costa. AIDA’s income is principally subject to Italian income tax and the majority of its profits are exempt from German corporation taxes by virtue of the Italy/Germany double tax treaty. Ibero’s operations are largely subject to Italian tonnage tax and its Spanish operations are minimal.

Effective through fiscal 2014, Costa has elected to enter into the Italian Tonnage Tax regime. This regime taxes Costa’s, AIDA’s and Ibero’s shipping profits, as defined and which is most of their income, calculated by reference to the net tonnage of their qualifying vessels. Most of the income not considered to be shipping profits for Italian Tonnage Tax purposes will be taxed under the favorable Italian tax regime for Costa’s, AIDA’s and Ibero’s Italian-registered ships.

Australian Income Tax

P&O Cruises Australia is a division of Carnival plc, and the income from this operation is subject to UK tonnage tax as discussed above. The majority of this operation’s profits are exempt from Australian corporation taxes by virtue of the UK/Australian tax treaty.

U.S. State Income Taxes

In addition to the U.S. federal income and branch level taxes discussed above, Carnival Corporation & plc and certain of its affiliates are subject to various U.S. state income taxes generally imposed on each state’s portion of the U.S. source income subject to U.S. federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of companies doing business in Alaska and certain of their affiliated companies.

H.	Website Access to Carnival Corporation & plc SEC Reports

Our Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K, joint proxy statement related to our annual stockholders meeting, Section 16 filings and all amendments to those reports are available, free of charge on our home pages at www.carnivalcorp.com and www.carnivalplc.com and on the SEC’s home page at www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A.	Risk Factors.

You should consider carefully the specific risk factors set forth below and the other information contained or incorporated by reference in this Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks listed below are not the only risks we face. The risks described below are only those risks relating to our operations and financial condition that we consider material. There may be additional risks, that we currently consider not to be material, or which we are not currently aware of, and any of these risks could have the effects set forth above. Some of the statements in this section and elsewhere in this Form 10-K are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

•

General economic and business conditions, including fuel price increases and declines in the securities and real estate markets, and perceptions of these conditions may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy and, consequently, reduce our cruise brands’ net revenue yields and profitability.

Demand for cruises is dependent on the underlying perceived or actual economic strength of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as higher fuel prices, higher interest rates, stock and real estate market declines and/or volatility, more restrictive credit markets, higher taxes, and changes in governmental policies could reduce the discretionary income or consumer confidence in the countries from which we source our guests. Consequently this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business. Decreases in discretionary income or consumer confidence could also result in lower onboard revenues, which could also have a negative effect on our profitability. In addition, these conditions can also impact our suppliers, which can result in disruptions in service and financial losses.

•	Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, sterling, the Australian dollar and the Canadian dollar. In 2008, we derived approximately 50 percent of our revenues from passengers sourced from countries outside of the U. S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. In addition, we must report currency transactions in the functional currencies of our reporting units. Therefore, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against our major currencies, will adversely affect our U.S. dollar reported financial results.

•

The international political climate, armed conflicts, terrorist and pirate attacks and threats thereof, and other world events affecting the safety and security of travel could adversely affect the demand for cruises and could harm our future sales and profitability.

Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public’s attitude towards the safety and security of travel. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past, and may have an adverse impact in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

•	We may lose business to competitors throughout the vacation market.

We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the types of ships, services and destinations being offered to cruise guests. We try to differentiate ourselves from our cruise competitors by offering new itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. In addition, we may need to enhance our older ships with current innovative amenities in order for those ships to be more competitive with other cruise ships. Our principal competitors include the companies listed in this Form 10-K under Part I, Item 1. Business. B. – “Cruise Operations – Competition.”

In addition, we operate in the vacation market, and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other travel and leisure options, including, but not limited to, hotels, resorts, theme parks and land-based casino operators.

In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our results of operations and financial condition could be adversely affected.

•

Overcapacity in the cruise ship and land-based vacation industries could have a negative impact on our net revenue yields and increase operating costs, thus resulting in ship, goodwill and/or trademark asset impairments, all of which could adversely affect profitability.

Cruising capacity has grown in recent years and we expect it to continue to increase over the next four years as all of the major cruise vacation companies are expected to introduce new ships. In order to fill new capacity, the cruise vacation industry will probably need to increase its share of the overall vacation market. The overall vacation market is also facing increases in land-based vacation capacity, which will also impact us. Failure to increase our share of the overall vacation market is one of a number of factors that could have a negative impact on our net revenue yields. In some prior years, our net revenue yields were negatively impacted as a result of a variety of factors, including capacity increases. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and/or trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive costs and, therefore, increase our shipboard employee costs. Furthermore, some of the same factors that impact our guests’ decisions to cruise with us may also impact our ability to employ qualified crew.

•

Accidents, adverse weather conditions or natural disasters and other incidents affecting the health, safety, security and/or vacation satisfaction of guests could have an adverse effect on our sales and profitability.

The operation of cruise ships, hotels, land tours and shore excursions involve the risk of accidents, including those caused by the improper operation of our ships, motorcoaches and trains, guest and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions, groundings, and other incidents at sea or while in port or on land, which may cause injury and death, or the alteration of itineraries or cancellation of a cruise or series of cruises or tours. These types of incidents may bring into question guest health, safety, security and/or vacation satisfaction, and thereby adversely affect our sales and profitability.

In addition, our cruises, hotels, port facilities, shore excursions and other service providers may be impacted by adverse weather patterns or natural disasters, such as hurricanes and earthquakes. These events could result in, among other things, increased port related and other costs as these third-party operators seek to charge us additional amounts in order to recover expenses caused by adverse events. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would have an adverse affect on sales and profitability.

•	Adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for cruises and affect our reputation and harm our future sales and profitability.

Maintaining a good reputation is critical to our business. Reports, whether true or not, of ship accidents and other incidents at sea or while in port, including missing guests, inappropriate crew or guest behavior, onboard crimes, guest or crew illnesses such as incidents of stomach flu or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, and the perception that cruising is more dangerous than other vacation alternatives. Anything that damages our reputation (whether or not justified), including adverse publicity about the safety and guest satisfaction of cruising, or the vacation industry in general, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and profitability.

•	Environmental legislation and regulations could affect operations and increase our operating costs.

Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise industry and its environmental impact. The U.S. Congress, the IMO and the U.S. Environmental Protection Agency periodically consider new laws and regulations to manage cruise ship discharges. In addition, various other regulatory agencies in the States of Alaska, California, Florida, Hawaii, Maine, Washington and elsewhere, including European regulatory organizations, have enacted or are considering new regulations or policies, such as requirements to use low sulfur fuels and stricter emission limits to reduce greenhouse gas effects, which could adversely impact the cruise industry. See Part I, Item 1. Business. B. – “Cruise Operations – Governmental Regulations” for additional information.

The IMO has approved amendments to the MARPOL Annex VI regulations to reduce harmful emissions from ships. These changes will enter into force beginning 2010, and will result in a progressive reduction in ship sulfur oxide emissions by requiring progressive reductions in the sulfur content in fuel. These limits will be further reduced in designated ECAs. As a result of the new amendments, there may be less availability of low sulfur fuel because of the increased demand and/or the pricing of such fuel may increase and may result in the use of new sulfur abatement technologies, which may also increase costs. The MARPOL Annex VI amendments also introduce further progressive reductions in NOx emissions from both existing and new marine diesel engines, with the most stringent requirements for those engines installed on ships contracted on or after January 1, 2016, operating in ECAs. These requirements will necessitate the development of new engine designs or exhaust gas treatment systems, which may result in significant additional costs.

Initiatives to limit greenhouse gas emissions have been introduced or are being considered in several European countries. Similarly, as of January 2009, approximately 32 bills related to climate change have been introduced in the U.S. Congress, which could impact all industries. While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming in the future.

Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to vessel discharges, could increase our cost of compliance or otherwise materially adversely affect our business, results of operations and/or financial condition.

•	New regulations relating to health, safety, security and other regulatory issues could increase our operating costs.

We are subject to various international, national, state and local health, safety and security laws, regulations and treaties. Due to increasing regulatory requirements applicable to our operations, appropriate training of crewmembers has become more time-consuming and increased our operating costs. See Part I, Item 1. Business. B. – “Cruise Operations – Governmental Regulations” for a detailed discussion of some of these regulatory issues.

We believe that health, safety, security and other regulatory issues will continue to be areas of focus by relevant government authorities in the U.S., Europe and elsewhere. Resulting legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future.

•

We are subject to many economic, market and political factors, including changes in and compliance with numerous rules and regulations that are beyond our control, which could result in increases in our operating, financing and tax costs and could harm future sales and profitability.

Some of our operating costs, including fuel, food, insurance, payroll and security costs, are subject to increases because of market forces, economic or political instability or decisions beyond our control. In addition, interest rates, currency exchange rate fluctuations and our ability to obtain debt or equity financing are dependent on many economic, market and political factors. Actions by taxing jurisdictions could also cause an increase in our costs.

For example, in 2008, 2007 and 2006 fuel costs accounted for 20.3%, 14.9% and 14.4%, respectively, of our total cruise operating expenses. Economic, market and political conditions in certain parts of the world, including fuel demand and supply disruptions, make it difficult to predict the price and availability of fuel in the future. We had taken actions to partially offset the effects of higher fuel costs through the addition of temporary fuel supplement fees charged by substantially all of our brands. Through these fuel supplement efforts, we managed to recover approximately 30% of the impact of increased annual 2008 fuel prices. In addition, our fuel conservation initiative and other best practices have been and are being implemented across all of our brands in response to significant fuel price increases. Success in trying to offset higher fuel costs with ticket price increases and fuel supplements is largely influenced by competitive factors and economic conditions, which can vary significantly depending on the market served, and the guests’ perception of these costs. As a result of the relatively recent and large decreases in fuel prices, most of our brands no longer charge the fuel supplement. Future increases in the global cost of fuel would increase the cost of our cruise ship operations. We may be unable to implement additional fuel conservation practices, or ticket price and/or fuel supplements, which would otherwise help offset these fuel cost increases.

In addition, the State of Alaska instituted income, excise and passenger head taxes in 2007, which directly impacted the cruise industry operating in Alaska. Separately in January 2008, the UK published draft changes to its tonnage tax regime which would have changed the scope of income that is includable within the UK tonnage tax regime, however, such changes have yet to be implemented. It is possible that other states, countries or ports of call that we regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically targeted to the cruise industry and its employees and/or guests, including value added taxes on cruise tickets and onboard revenues and changes in the scope of income that is includable within tonnage tax regimes, which could increase our operating costs and/or could decrease the demand for cruises and ultimately decrease our net revenue yields and net income.

Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases charged to our guests and such increases may adversely impact our liquidity and credit ratings.

•	Delays in ship construction, refurbishments and repairs, problems encountered at shipyards and shipyard consolidation could reduce our profitability.

The construction, refurbishments and repair of cruise ships is a complex process and involves risks similar to those encountered in other large and sophisticated construction, refurbishments and repair projects, which could cause delays in completion, delivery or repair. In addition, work stoppages, insolvency or financial problems of the shipyards building, refurbishing or repairing our ships could also delay or prevent the delivery of our ships under construction or the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability. However, the impact from a delay in delivery of our newbuilds could be partially mitigated by contractual provisions and bank guarantees that shipyards were obligated to provide to us. In addition, the consolidation of the control of certain European cruise shipyards could result in higher prices for future ships given the reduced number of competing shipyards, which could also reduce our profitability. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis and also result in reduced profitability.

As of November 30, 2008, we had entered into foreign currency forwards and/or options to fix a portion of the cost in U.S. dollars of two of our euro-denominated shipbuilding contracts. If the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency forwards and/or options related to the shipyard’s shipbuilding contracts would still have to be honored. This might require us to realize a loss on existing foreign currency forwards and/or options without an offsetting gain on our foreign currency denominated shipbuilding contracts, thus resulting in an adverse effect on our financial results. As all of our newbuilds are being built by European shipyards and substantially all our newbuild costs are priced in euros, the ability to purchase ships for our North American and UK brands at favorable U.S. dollar and sterling prices, respectively, has been, and may continue to be, adversely impacted as a result of the weaker U.S. dollar and weaker sterling compared to the euro. This can result in higher newbuild costs and reduced profitability for our North American and UK brands. Finally, the prices of various commodities that are used in the construction of ships, such as steel, are subject to volatile price changes and, accordingly, the cost of future newbuilds may increase, which could have an adverse impact on our net income.

•	Our success depends upon the continued strength of our cruise brands and our ability to implement our brand strategies.

We believe that our cruise brands have contributed significantly to the success of our business and that maintaining and enhancing our brands is critical to expanding their customer base. In addition, the ability of our brands to successfully target different segments of the various vacation markets in which they operate enables them to continue to expand and strengthen their business. Failure to protect our brands from infringers or to grow the value of the brands could have a material adverse effect on our business and results of operations.

•	Our international operations are subject to risks not generally applicable to our domestic operations.

Our international operations are subject to numerous risks, including exposure to local economic conditions, potential adverse changes in the diplomatic relations between foreign countries, hostility from local populations, restrictions and taxes on the withdrawal of foreign investment and earnings, government policies against the cruise business, investment restrictions or requirements, diminished ability to legally enforce our contractual rights in foreign countries, foreign exchange restrictions and fluctuations in foreign currency exchange rates, withholding and other taxes on remittances and other payments by subsidiaries, and changes in and application of foreign taxation structures including value added taxes.

•	Geographic regions in which we try to expand our business may be slow to develop, and ultimately not develop how we expect, thus resulting in the slower growth of our business.

As we expand our global presence into both existing lower-penetrated markets and new developing markets, it requires, among other things, investments and start-up costs that we may not recover through future revenues from these markets. In addition, we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion may not produce the returns that we had expected. For instance, in 2006 we entered the Chinese market, and it is too early to determine if this market will develop as expected over the long-term.

•

Our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations. In addition, our counterparties’ ability to perform may adversely impact us.

Our forecasted cash flow from future operations may be adversely affected by various factors, including, but not limited to, declines in guest demand, increased competition, overcapacity, the deterioration in general economic and business conditions, liquidity and other issues in the global debt and equity markets, terrorist and pirate attacks and the threats thereof, ship accidents and other incidents, adverse publicity, the impact of changes in, or disruptions to, the global credit markets on our financing costs and counterparty credit and performance risks, and increases in fuel prices, as well as other factors noted under these “Risk Factors” and under the “Cautionary Note Concerning Factors That May Affect Future Results” section below. To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments, from sources other than cash flow from operations, available cash and current external sources of liquidity, including committed ship financings, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets or take other actions, such as our recently announced suspension of dividend payments. There is no guarantee that such financings will be available in the future to fund our future obligations.

Our access to, and the cost of, financing will depend on, among other things, the maintenance of our strong long-term credit ratings and the availability of sufficient amounts of financing. Carnival Corporation and Carnival plc’s senior, unsecured long-term debt ratings are “A-” by Standard & Poor’s and “A3” by Moody’s. Carnival Corporation’s and Carnival plc’s short-term corporate credit ratings are “A-2” by Standard & Poor’s and “P-2” by Moody’s. Our Standard & Poor’s A- debt rating recently was assigned a negative outlook, which reflects their concern that the weakened state of the economy and pull back in consumer spending will pressure our ability to sustain our A- debt rating. If we were to be downgraded by S&P to BBB+, this would result in a slight increase in our borrowing costs on a prospective basis, and this could have an impact on our ability to obtain committed credit facilities or issue debt. Similarly the ability of our counterparties, primarily associated with our cash equivalents, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, to perform may adversely impact us if any of their financial positions weaken materially or they suffer other financial disruptions.

•

We rely on external sales distribution channels for most of our guests’ bookings and, therefore, major changes in the costs or availability of external distribution channels could result in a reduction in our sales revenues and net income.

In 2008, the vast majority of our guests booked their cruises through independent travel agents, wholesalers and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Although we offer commissions and other incentives to them for booking our cruises that are comparable to those offered by others in the cruise industry, there can be no guarantee that our competitors will not offer higher commissions and incentives in the future. In addition, significant disruptions or contractions to these businesses, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown, could have an adverse effect on our sales and related commission costs.

•

We rely to a large extent on scheduled commercial airline services for guest connections and, therefore, increases in the price of, or major changes or reduction in commercial airline services, could undermine our ability to provide reasonably priced vacation packages to our guests.

Some of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark and disembark. Increases in the prices of airfares would increase the overall vacation price to our guests and may adversely affect demand for our cruises. In addition, changes or disruptions in commercial airline services as a result of strikes, financial instability, adverse weather conditions or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests to or from our cruise ships and increase our cost of sales which would, in turn, have an adverse effect on our results of operations.

•	The impact of our decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, although we do elect to self-insure or use higher deductibles for various risks to minimize the cost of our insurance coverages. Accordingly, we are not protected against all risks, which could result in unexpected increases in our expenses in the event of an incident.

In addition, a new protocol to the Athens Convention relating to the Carriage of Passengers and their Luggage by Sea, 1974, is in the process of being ratified, which would require some passenger ship operations to maintain compulsory insurance or some other form of financial security, to cover the per capita limit of strict liability for losses suffered by passengers that has been set under the Athens Convention. If the protocol is ratified, we cannot be certain that affordable and viable insurance markets will be available to provide the required coverage. If the new protocol is ratified we would expect our insurance costs to increase.

We may also be subject to additional premium costs, in amounts based not only on our own claim records, but also on the claim records of all other members of the P&I associations through which we receive indemnity coverage for tort liability. If we, or other members of our P&I associations, were to sustain significant losses in the future, our ability to obtain insurance coverage or coverage at commercially reasonable rates could be materially adversely affected. Finally, if other marine insurers experience more claims, this could result in additional premium costs for us.

•	Disruptions and other damages to our information technology networks could result in decreases in our net income.

Our ability to increase revenues and decrease costs, as well as our ability to serve guests most effectively, depends in part on the reliability of our sophisticated information technology (“IT”) networks. We use software and other IT systems to, among other things, manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields, and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Any disruptions and other damages to these computer systems or unauthorized access to confidential customer or employee personal information could adversely impact our guest services and satisfaction, employee relationships, decrease the volume of our business and result in increased costs. In addition, the operation, maintenance and updating of these networks is dependent on third-party technologies, systems and services for which there is no certainty of uninterrupted availability. While we have invested and continue to invest in IT security initiatives and disaster recovery plans, these measures cannot insulate us from IT disruptions that could result in adverse effects on our operations and net income.

•	The lack of continued availability of attractive port destinations for our cruise ships could reduce our net revenue yields and net income.

We believe that attractive port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints, security and safety concerns, adverse weather conditions and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and charges and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to maintain, rebuild, if necessary, and increase the ports that our ships call on could adversely affect our net revenue yields and net income.

•

The DLC structure involves risks not associated with the more common ways of combining the operations of two companies, and these risks may have an adverse effect on the economic performance of the companies and/or their respective share prices.

The DLC structure is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of effecting a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In our DLC structure, the combination is effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order, and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC structures and establish legal precedents that could increase the risk of a successful challenge to our DLC structure.

We maintain two separate public companies and comply with both Panamanian corporate law and English company laws and different securities and other regulatory and stock exchange requirements in the UK and the U.S. This structure requires more administrative time and cost than was the case for each company individually, which has an adverse effect on our operating efficiency.

•

Changes under the U.S. Internal Revenue Code, applicable U.S. income tax treaties, and the uncertainty of the DLC structure under the Internal Revenue Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income. In addition, changes in the UK, Italian, German, Australian, Spanish and other countries’ or states’ income or other tax laws, regulations or treaties could also adversely affect our net income.

We believe that substantially all of the U.S. source shipping income of each of Carnival Corporation and Carnival plc qualifies for exemption from U.S. federal income tax, either under (1) Section 883 of the Internal Revenue Code; or (2) applicable U.S. income tax treaties, and should continue to so qualify under the DLC structure. There is, however, no existing U.S. federal income tax authority that directly addresses the tax consequences of implementation of a DLC structure for purposes of Section 883 or any other provision of the Internal Revenue Code or any income tax treaty and, consequently, these matters are not free from doubt.

If we did not qualify for exemption from substantially all U.S. federal income taxes or if such exemptions or laws were changed, we would have significantly higher U.S. income tax expenses. In addition, changes in the income or other tax laws affecting our cruise businesses in the UK, Italy, Germany, Australia, Spain and elsewhere could result in higher income and/or other taxes, such as value added taxes, being levied on our cruise operations, thus resulting in lower net income.

See Part I, Item 1. Business. G. “Taxation” for additional information.

•

A small group of shareholders collectively owned, as of January 22, 2009, approximately 28% of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

As of January 22, 2009 a group of shareholders, consisting of some members of the Arison family, including Micky Arison, and trusts established for their benefit, beneficially owned approximately 36% of the outstanding common stock of Carnival Corporation, which shares represent sufficient shares entitled to constitute a quorum at shareholder meetings and to cast approximately 28% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least to influence substantially, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

•	Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

Carnival Corporation’s corporate affairs are governed by its third amended and restated articles of incorporation (“Articles”) and second amended and restated by-laws (“by-laws”) and by the corporate laws of Panama. Carnival plc is governed by its articles of association and memorandum of association and by the corporate laws of England and Wales. The contracts that control the relationship between Carnival Corporation and Carnival plc under the DLC are governed by the laws of Panama, the Isle of Man and the Cayman Islands. The corporate laws of Panama, England and Wales, the Isle of Man and the Cayman Islands may differ in some respects from the corporate laws in the U.S.

•

Provisions in Carnival Corporation’s and Carnival plc’s constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

Carnival Corporation’s Articles and by-laws and Carnival plc’s articles of association contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that our shareholders consider to be in their best interests. As a result, these provisions may prevent our shareholders from receiving a premium to the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

Specifically, Carnival Corporation’s Articles contain provisions that prevent third parties, other than the Arison family and trusts established for their benefit, from acquiring beneficial ownership of more than 4.9% of its outstanding shares without the consent of Carnival Corporation’s board of directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in us in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this Form 10-K are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate” and similar expressions of future intent or the negative of such terms.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this Form 10-K. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day, estimates of ship depreciable lives and residual values, liquidity, outlook or business prospects.

Certain of the risks we are exposed to are identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Concerning Factors That May Affect Future Results” in Exhibit 13 to this Form 10-K and in this Item 1A. “Risk Factors.” These sections contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this Form 10-K, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Carnival Corporation and Carnival plc corporate headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease
Carnival Corporation headquarters and Carnival Cruise Lines	Miami, FL U.S.A.	456,000/26,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	361,000	Lease
Holland America Line, Holland America Tours and Princess Tours	Seattle, WA U.S.A.	38,000/233,000	Own/Lease
Costa	Genoa, Italy	159,000/15,000	Own/Lease
P&O Cruises, Ocean Village, Cunard, Carnival Corporation & plc’s Technical Services and UK sales office	Southampton, England (a)	123,000	Lease
AIDA	Rostock, Germany	115,000	Lease
Carnival plc headquarters and UK sales office	London, England	8,000	Lease

(a)	Carnival plc entered into a new Southampton office lease agreement for 150,000 square feet to replace the existing Southampton leased facility, which is expected to be occupied during fiscal 2009.

In addition, we own and/or lease port facilities that we operate in Barcelona, Spain, Cozumel, Mexico, Grand Turk, the Turks & Caicos Islands, Juneau, Alaska, Long Beach, California and Savona, Italy.

Our cruise ships, headquarters, port and shoreside facilities and Holland America Tours’ and Princess Tours’ properties, are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

Our cruise ships and Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays, respectively, are briefly described in Part I, Item 1. Business. B. “Cruise Operations.” The hotel properties associated with Holland America Tours and Princess Tours operations, substantially all of which are owned, are briefly described in Part I, Item 1. Business. A. “General.”

Item 3.	Legal Proceedings.

In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other unaffiliated cruise lines in the U.S. District Court for the Southern District of New York on behalf of James Jacobs and a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement.

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

None.

Executive Officers of the Registrants

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

The table below sets forth the name, age and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

NAME	AGE	TITLE
Micky Arison	59	Chairman of the Board of Directors and Chief Executive Officer
David Bernstein	51	Senior Vice President and Chief Financial Officer
Alan B. Buckelew	60	President and Chief Executive Officer of Princess Cruises
Gerald R. Cahill	57	President and Chief Executive Officer of Carnival Cruise Lines
David K. Dingle	51	Chief Executive Officer of Carnival UK
Pier Luigi Foschi	62	Chairman and Chief Executive Officer of Costa Crociere, S.p.A. and Director
Howard S. Frank	67	Vice Chairman of the Board of Directors and Chief Operating Officer
Larry Freedman	57	Chief Accounting Officer and Vice President-Controller
Stein Kruse	50	President and Chief Executive Officer of Holland America Line Inc.
Arnaldo Perez	48	Senior Vice President, General Counsel and Secretary

Business Experience of Executive Officers

Micky Arison has been Chairman of the Board of Directors since October 1990 and a director since June 1987. He has been Chief Executive Officer since 1979. Mr. Arison has been employed by us for 37 years.

David Bernstein has been Senior Vice President and Chief Financial Officer since July 2007. From July 2003 to July 2007, he was Vice President and Treasurer. From June 1998 to July 2003, he was Chief Financial Officer of Cunard and Seabourn. Mr. Bernstein has been employed by us for 10 years.

Alan B. Buckelew has been Chief Executive Officer of Princess Cruises since June 2007. He has been President from February 2004. From October 2004 to June 2007, he was Chief Operating Officer of Cunard. From October 2000 to January 2004, he was Executive Vice President and Chief Financial Officer of Princess. Mr. Buckelew has been employed by us or Carnival plc predecessor companies for 31 years.

Gerald R. Cahill has been President and Chief Executive Officer of Carnival Cruise Lines since July 2007. From December 2003 to June 2007, he was Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation & plc. From January 1998 to November 2003 he was Senior Vice President Finance, Chief Financial and Accounting Officer. Mr. Cahill has been employed by us for 14 years.

David K. Dingle has been Chief Executive Officer of Carnival UK, whose brands include P&O Cruises, Ocean Village and Cunard, since June 2007. In addition, he has also been Chairman of the Carnival plc Management Committee with responsibility for Carnival Australia since June 2007. From April 2003 to June 2007, he was Managing Director of Carnival UK and P&O Cruises. From June 2000 to April 2003, he was Managing Director of P&O Cruises UK. Mr. Dingle has been employed by us or Carnival plc predecessor companies for 30 years.

Pier Luigi Foschi has been a director since April 2003. He has been Chief Executive Officer of Costa Crociere, S.p.A. since October 1997 and Chairman of its Board since January 2000. Mr. Foschi has been employed by us for 11 years.

Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992. Mr. Frank has been employed by us for 19 years.

Larry Freedman has been Chief Accounting Officer since July 2007 and Vice President-Controller since April 1998. From April 1998 to June 2007, Mr. Freedman was also Vice President – Finance. Mr. Freedman has been employed by us for 10 years.

Stein Kruse has been the President and Chief Executive Officer of Holland America Line since December 2004. From November 2003 to November 2004, he was the President and Chief Operating Officer of Holland America Line. From October 1999 to October 2003, he was Senior Vice President, Fleet Operations for Holland America Line. Mr. Kruse has been employed by us for nine years.

Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since March 2002. From August 1995 to February 2002 he was Vice President, General Counsel and Secretary. Mr. Perez has been employed by us for 16 years.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information

The information required by Item 201(a) of Regulation S-K, Market Information, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

B.	Holders

The information required by Item 201(b) of Regulation S-K, Holders, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Dividends

Carnival Corporation and Carnival plc declared cash dividends on all of their common stock and ordinary shares, respectively, in the amount of:

	Quarters Ended
	February 28/29	May 31	August 31	November 30
2009	$0.00
2008	$0.40	$0.40	$0.40	$0.40
2007	$0.275	$0.35	$0.35	$0.40

All dividends for both Carnival Corporation and Carnival plc are declared in U.S. dollars. If declared, holders of Carnival Corporation common stock and Carnival plc American Depository Shares receive a dividend payable in U.S. dollars. The dividends payable for Carnival plc ordinary shares are payable in sterling, unless the shareholders elect to receive the dividend in U.S. dollars. Dividends payable in sterling will be converted from U.S. dollars into sterling at the U.S. dollar to sterling exchange rate quoted by the Bank of England in London at 12:00 p.m. on the next combined U.S. and UK business day that follows the quarter end.

Maintenance of a strong balance sheet has always been and continues to be the primary objective of our capital structure policy. In light of the current uncertainties in the global economy, the highly volatile state of the financial markets, continuing concerns about financial institution liquidity and the unusually high cost of obtaining new debt, we believe preserving cash and liquidity at this point in time is a prudent step, which will further strengthen our balance sheet and enhance our financial flexibility. Accordingly in October 2008, the Board of Directors voted to suspend our quarterly dividend beginning March 2009. We intend to maintain the dividend suspension throughout 2009, but will reevaluate our dividend policy based on the circumstances prevailing during the year. Payment of future dividends on Carnival Corporation common stock and Carnival plc ordinary shares will depend upon, among other factors, our earnings, financial condition, capital requirements and the availability and cost of obtaining new debt. The payment and amount of any future dividend is within the discretion of the Boards of Directors. We cannot be certain that Carnival Corporation and Carnival plc will reinstate their dividends in the future, and if so, the amount and timing of such future dividends are not determinable, and may be less than the 2008 levels and have a different timing than as noted above.

D.	Performance Graph

The information required by Item 201(e) of Regulation S-K, Performance Graph, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

E.	Use of Proceeds from Registered Securities

On October 31, 2008, we filed a prospectus supplement to the base prospectus contained in our shelf registration statement on Form S-3ASR (File No. 333-132306-01) (the “Shelf Registration Statement”) with the SEC to issue up to 19.2 million Carnival Corporation shares of common stock in the U.S. market, which are to be sold from time to time in ordinary broker’s transactions by Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill Lynch”), as sales agent. The Shelf Registration Statement became effective upon filing with the SEC on March 9, 2006. The Carnival Corporation common stock has been and will be sold at market prices and the sale proceeds have been and will be used to repurchase ordinary shares of Carnival plc in the UK market on at least an equivalent basis, with the remaining net proceeds, if any, used for general corporate purposes. We expect to issue Carnival Corporation common stock in the U.S. market only to the extent we can complete the purchase of Carnival plc ordinary shares in open market transactions with a resulting economic benefit, which is derived from the fact that Carnival plc ordinary shares sometimes trade at a discount to Carnival Corporation common stock. Since the inception of this “stock swap” program, from November 3, 2008 through November 30, 2008, we have sold 633,000 shares of Carnival Corporation common stock at an average price of $23.24 per share for gross proceeds of $15 million and paid Merrill Lynch and others fees of $110,000 and $300,000, respectively. The shares sold were registered under the Securities Act of 1933. The proceeds of the sales were used to purchase 665,450 ordinary shares of Carnival plc, as described below. From December 1, 2008 through January 28, 2009, there were no sales of shares of Carnival Corporation common stock.

Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

F.	Issuer Purchases of Equity Securities

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million authorization back to $1 billion. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the 2008 fourth quarter, 32,450 ordinary shares of Carnival plc, which are not registered under Section 12 of the Securities Exchange Act, were repurchased pursuant to this program at an average share price of $18.77 for an aggregate total of $610,000, but no common stock of Carnival Corporation was repurchased pursuant to this program. In addition, from December 1, 2008 through January 28, 2009, there were no repurchases of Carnival plc ordinary shares or Carnival Corporation common stock. At January 28, 2009, the remaining availability pursuant to our repurchase program was $787 million. It is not our present intention to repurchase Carnival Corporation common stock and/or Carnival plc ordinary shares under our authorized share repurchase program, except for repurchases resulting from our stock swap program as discussed below.

During the period from November 3, 2008 through November 30, 2008, we purchased 633,000 ordinary shares of Carnival plc in open market transactions at an average share price of $21.98 per share for an aggregate total of $14 million pursuant to the stock swap program described above under “E. Use of Proceeds from Registered Securities.”

The Carnival plc share repurchase authorization requires annual shareholder approval and is subject to a maximum of 21.3 million ordinary shares until the earlier of the conclusion of the Carnival plc 2009 annual general meeting, or October 21, 2009.

Item 6.	Selected Financial Data.

The information required by Item 6. Selected Financial Data, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A. Quantitative and Qualitative Disclosures About Market Risk, is shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 and is incorporated by reference into this Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 28, 2009, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2008, that they are effective as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2008.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2008 as stated in their report which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officers, including the chief financial officer, chief accounting officer and controller and other persons performing similar functions. This code of ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the addresses specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2008 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2008 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance under Equity Compensation Plans

Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	14,544,651	(1)	$42.69	28,116,687	(2)(3)

Equity compensation plans not approved by security holders

Total	14,544,651		$42.69	28,116,687

(1)	Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Cruise Lines, Inc. 1987 Stock Option Plan, Carnival Corporation 1992 Stock Option Plan, Carnival Corporation 2002 Stock Plan, Carnival Corporation 1993 Outside Directors’ Stock Option Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 820,653 restricted share units outstanding under the Carnival Corporation 2002 Stock Plan and 20,250 restricted share units outstanding under the Carnival Corporation 2001 Outside Director Stock Plan.

(2)	Includes Carnival Corporation common stock available for issuance as of November 30, 2008 as follows: 2,576,988 under the Carnival Corporation Employee Stock Purchase Plan, which includes 24,585 shares subject to purchase during the current purchase period, 24,911,249 under the Carnival Corporation 2002 Stock Plan and 628,450 under the Carnival Corporation 2001 Outside Director Stock Plan.

(3)	In addition to options, the Carnival Corporation 2002 Stock Plan and the Carnival Corporation 2001 Outside Director Stock Plan provide for the award of restricted shares and restricted share units without limitation on the number of shares than can be awarded in either form.

Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	3,577,291	(2)	$39.01	12,760,174	(3)

Equity compensation plans not approved by security holders

Total	3,577,291		$39.01	12,760,174

(1)	Converted from sterling, if applicable, using the November 30, 2008 exchange rate of $1.54:£1.

(2)	Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 424,701 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.

(3)	In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2008 fiscal year.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2008 fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

The financial statements shown in Exhibit 13 are incorporated herein by reference into this Form 10-K.

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison Chairman of the Board of Directors and Chief Executive Officer	Micky Arison Chairman of the Board of Directors and Chief Executive Officer

January 29, 2009	January 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison Chairman of the Board of Directors and Chief Executive Officer	Micky Arison Chairman of the Board of Directors and Chief Executive Officer

January 29, 2009	January 29, 2009

/s/ Howard S. Frank	/s/ Howard S. Frank
Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer	Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer

January 29, 2009	January 29, 2009

/s/ David Bernstein	/s/ David Bernstein
David Bernstein Chief Financial Officer	David Bernstein Chief Financial Officer

January 29, 2009	January 29, 2009

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman Chief Accounting Officer	Larry Freedman Chief Accounting Officer

January 29, 2009	January 29, 2009

/s/*Richard G. Capen, Jr.	/s/*Richard G. Capen, Jr.
Richard G. Capen, Jr. Director	Richard G. Capen, Jr. Director

January 29, 2009	January 29, 2009

/s/*Robert H. Dickinson	/s/*Robert H. Dickinson
Robert H. Dickinson Director	Robert H. Dickinson Director

January 29, 2009	January 29, 2009

/s/*Arnold W. Donald	/s/*Arnold W. Donald
Arnold W. Donald Director	Arnold W. Donald Director

January 29, 2009	January 29, 2009

/s/*Pier Luigi Foschi	/s/*Pier Luigi Foschi
Pier Luigi Foschi Director	Pier Luigi Foschi Director

January 29, 2009	January 29, 2009

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier Director	Richard J. Glasier Director

January 29, 2009	January 29, 2009

/s/*Modesto A. Maidique	/s/*Modesto A. Maidique
Modesto A. Maidique Director	Modesto A. Maidique Director

January 29, 2009	January 29, 2009

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker Director	Sir John Parker Director

January 29, 2009	January 29, 2009

/s/*Peter G. Ratcliffe	/s/*Peter G. Ratcliffe
Peter G. Ratcliffe Director	Peter G. Ratcliffe Director

January 29, 2009	January 29, 2009

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick Director	Stuart Subotnick Director

January 29, 2009	January 29, 2009

/s/*Laura Weil	/s/*Laura Weil
Laura Weil Director	Laura Weil Director

January 29, 2009	January 29, 2009

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger Director	Randall J. Weisenburger Director

January 29, 2009	January 29, 2009

/s/*Uzi Zucker	/s/*Uzi Zucker
Uzi Zucker Director	Uzi Zucker Director

January 29, 2009	January 29, 2009

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
(Arnaldo Perez Attorney-in-fact)	(Arnaldo Perez Attorney-in-fact)

January 29, 2009	January 29, 2009

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

Underwriting Agreements

1.1	ATM Equity Offeringsm Sales Agreement, dated as of October 31, 2008, between Carnival Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	99.2	10/31/08

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Second Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	10/19/07

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/17/03

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/17/03

Instruments defining the rights of security holders, including indentures

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 12, 2009 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	8/31/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	8/31/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc (formerly P&O Princess Cruises plc) Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities.	S-3	4.5	6/13/01

4.12	Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.13	Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	11/30/03

			Incorporated by Reference			Filed Herewith
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date

Material Contracts

10.1*		Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	8/31/07

10.2*		Amendment to the Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.2	11/30/03

10.3		Facilities Agreement dated October 21, 2005, between Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland as facilities agent and a syndicate of financial institutions.	10-K	10.3	11/30/05

10.4*		Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.4	11/30/97

10.5*		Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.	10-K	10.5	11/30/98

10.6*		Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	11/30/97

10.7*		Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	2/28/07

10.8*		Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	11/30/90

10.9*		Executive Long-term Compensation Agreement, dated as of January 16, 1998, between Robert H. Dickinson and Carnival Corporation.	10-K	10.2	11/30/97

10.10	*	Consulting Agreement/Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.11	*	First Amendment to Consulting Agreement/Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	11/30/92

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

10.12*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	5/31/08

10.13*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	5/31/08

10.14*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.2	8/31/05

10.15*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	11/30/99

10.16*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	11/30/00

10.17*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	11/30/99

10.18*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	2/28/07

10.19*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	11/30/00

10.20*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	11/30/01

10.21*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	2/28/07

10.22*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	5/31/05

10.23*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.1	5/31/03

10.24*	Agreement with Pier Luigi Foschi.	10-Q	10.4	8/31/05

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

10.25	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	5/31/02

10.26*	Employment Agreement, dated as of April 17, 2003, by and between POPCIL and Peter Ratcliffe.	10-Q	10.2	5/31/03

10.27*	Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.	10-Q	10.1	8/31/05

10.28*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	2/28/06

10.29*	Amendment No. 1 to the Employment Agreement, dated as of July 19, 2004, by and between P&O Princess International Ltd. and Peter Ratcliffe.	10-Q	10.1	8/31/04

10.30*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/03

10.31*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	2/28/03

10.32*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

10.33*	The P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.	20-F	4.10	12/30/01

10.34*	Carnival Cruise Lines Management Incentive Plan.	10-Q	10.1	8/31/08

10.35*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	2/29/04

10.36*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	2/29/04

10.37*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	2/29/04

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

10.38*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/05

10.39*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	8/31/05

10.40*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.60	11/30/07

10.41*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.61	11/30/07

10.42*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.8	8/31/05

10.43	Deed of Guarantee, dated October 21, 2005, between Carnival Corporation as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.63	11/30/05

10.44	Deed of Guarantee, dated October 21, 2005, between Carnival plc as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.64	11/30/05

10.45*	Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.	10-Q	10.2	2/28/06

10.46*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	2/28/06

10.47*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.67	ll/30/07

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

10.48*	Princess Cruises Chief Executive Officer Supplemental Retirement Plan for Peter Ratcliffe.	8-K	10.1	10/20/06

10.49*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	2/28/07

10.50*	Amendment to the P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.	10-Q	10.6	2/28/07

10.51*	Amendment to the Carnival plc 2005 Employee Share Plan.	10-Q	10.7	2/28/07

10.52*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.72	11/30/07

10.53	Amendment Agreement, dated July 21, 2007, to the Facilities Agreement dated October 21, 2005, by and among Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland, as Facilities Agent, and a syndicate of financial institutions.	10-Q	10.2	8/31/07

10.54*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.55*	Amendment to the Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.75	ll/30/07

10.56*	Retirement Agreement between Robert H. Dickinson and Carnival Corporation.	10-K	10.76	11/30/07

10.57*	Form of Executive Restricted Stock Award Agreement with Executive Long-Term Compensation Agreements.	10-K	10.77	11/30/07

10.58*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for Executive Officers.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

10.59*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	2/29/08

10.60*	Amended and Restated Executive Long-term Compensation Agreement dated January 15, 2008, between Carnival Corporation and Howard S. Frank.	10-Q	10.3	2/29/08

Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges				X

Annual report to security holders

13	Portions of 2008 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

Power of attorney

24.1	Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2008 joint Annual Report on Form 10-K and any future amendments on their behalf.				X

24.2	Power of Attorney given by Randall J. Weisenburger as a Director of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2008 joint Annual Report on Form 10-K and any future amendments on their behalf.				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.