Form 10-Q
period 2009-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2009-04-02
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation (Exact name of registrant as specified in its charter)	Carnival plc (Exact name of registrant as specified in its charter)
Republic of Panama (State or other jurisdiction of incorporation or organization)	England and Wales (State or other jurisdiction of incorporation or organization)

59-1562976 (I.R.S. Employer Identification No.)	98-0357772 (I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428 (Address of principal executive offices) (Zip Code)	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom (Address of principal executive offices) (Zip Code)

(305) 599-2600 (Registrant’s telephone number, including area code)	011 44 20 7940 5381 (Registrant’s telephone number, including area code)

None (Former name, former address and former fiscal year, if changed since last report)	None (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filers ☑	Accelerated filers ☐
Non-Accelerated filers ☐	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐    No  ☑

At March 30, 2009, Carnival Corporation had outstanding 625,905,098 shares of Common Stock, $.01 par value.

At March 30, 2009, Carnival plc had

outstanding 213,369,621 Ordinary Shares

$1.66 par value, one Special Voting

Share, GBP 1.00 par value and 625,905,098

Trust Shares of beneficial interest in

the P&O Princess Special Voting Trust.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended February 28/29,
	2009	2008
Revenues
Cruise
Passenger tickets	$2,219	$2,438
Onboard and other	634	702
Other	11	12

	2,864	3,152

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	514	558
Onboard and other	104	125
Payroll and related	352	360
Fuel	208	392
Food	198	207
Other ship operating	458	454
Other	16	18

Total	1,850	2,114
Selling and administrative	392	425
Depreciation and amortization	311	301

	2,553	2,840

Operating Income	311	312

Nonoperating (Expense) Income
Interest income	4	10
Interest expense, net of capitalized interest	(96)	(98)
Other income, net	19	2

	(73)	(86)

Income Before Income Taxes	238	226
Income Tax Benefit, Net	22	10

Net Income	$260	$236

Earnings Per Share
Basic	$0.33	$0.30

Diluted	$0.33	$0.30

Dividends Declared Per Share		$0.40

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	February 28, 2009	November 30, 2008	February 29, 2008
ASSETS
Current Assets
Cash and cash equivalents	$607	$650	$966
Trade and other receivables, net	402	418	434
Inventories	305	315	331
Prepaid expenses and other	245	267	292

Total current assets	1,559	1,650	2,023

Property and Equipment, Net	26,225	26,457	26,542
Goodwill	3,225	3,266	3,593
Trademarks	1,281	1,294	1,389
Other Assets	546	733	598

	$32,836	$33,400	$34,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$283	$256	$188
Current portion of long-term debt	1,269	1,081	1,333
Convertible debt subject to current put options	273	271	1,398
Accounts payable	496	512	477
Accrued liabilities and other	739	1,142	1,203
Customer deposits	2,280	2,519	2,794

Total current liabilities	5,340	5,781	7,393

Long-Term Debt	7,690	7,735	6,271
Other Long-Term Liabilities and Deferred Income	652	786	741
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation; $0.01 par value; 1,960 shares authorized; 644 shares at 2009 and 643 shares at November and February 2008 issued	6	6	6
Ordinary shares of Carnival plc; $1.66 par value; 226 shares authorized; 213 shares at 2009 and 2008 issued	354	354	354
Additional paid-in capital	7,687	7,677	7,626
Retained earnings	14,240	13,980	12,832
Accumulated other comprehensive (loss) income	(847)	(623)	1,219
Treasury stock; 18 shares at 2009 and 19 shares at November and February 2008 of Carnival Corporation and 52 shares at 2009 and November 2008 and 51 shares at February 2008 of Carnival plc, at cost	(2,286)	(2,296)	(2,297)

Total shareholders’ equity	19,154	19,098	19,740

	$32,836	$33,400	$34,145

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended February 28/29,
	2009	2008
OPERATING ACTIVITIES
Net income	$260	$236
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	311	301
Share-based compensation	19	19
Other	(9)	5
Changes in operating assets and liabilities
Receivables	6	(1)
Inventories	8	1
Prepaid expenses and other	12	(47)
Accounts payable	(13)	(84)
Accrued and other liabilities	(74)	(63)
Customer deposits	(215)	6

Net cash provided by operating activities	305	373

INVESTING ACTIVITIES
Additions to property and equipment	(306)	(258)
Other, net	(7)	(3)

Net cash used in investing activities	(313)	(261)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	1,048	1,650
Principal repayments of revolving credit facility	(858)	(1,226)
Proceeds from issuance of other long-term debt	200
Principal repayments of other long-term debt	(91)	(197)
(Repayments of) proceeds from short-term borrowings, net	(115)	70
Dividends paid	(314)	(316)
Purchases of treasury stock	(9)	(84)
Proceeds from settlement of foreign currency swaps	113
Other, net	6	7

Net cash used in financing activities	(20)	(96)

Effect of exchange rate changes on cash and cash equivalents	(15)	7

Net (decrease) increase in cash and cash equivalents	(43)	23
Cash and cash equivalents at beginning of period	650	943

Cash and cash equivalents at end of period	$607	$966

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

The accompanying consolidated balance sheets at February 28/29, 2009 and 2008 and the consolidated statements of operations and cash flows for the three months ended February 28/29, 2009 and 2008 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2008 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 – Debt

At February 28, 2009, unsecured short-term borrowings consisted of euro and U.S. dollar-denominated bank loans of $281 million and $2 million, respectively, with an aggregate weighted-average interest rate of 2.1%.

In February 2009, we entered into a $200 million unsecured term loan, which bears interest at 4.5% and matures in February 2012.

NOTE 3 – Contingencies

Litigation

In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in New York on behalf of a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. On March 25, 2009, the court dismissed without prejudice the claims against Carnival Corporation and its subsidiaries and affiliates, because of the plaintiffs’ failure to state their claims with the required specificity. The plaintiffs may file an amended complaint within 30 days of the dismissal. The ultimate outcome of this matter cannot be determined at this time.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At February 28, 2009, Carnival Corporation had estimated contingent obligations totaling $569 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, one of which includes American International Group Inc. (“AIG”), who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets.

In the event that Carnival Corporation were to default on its obligations and assuming performance by all other participants, we estimate that we would, as of February 28, 2009, be responsible for a termination payment of approximately $90 million. In 2017 we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we will incur additional costs, although we estimate that they will be immaterial to our financial statements. All of the financial institution payment undertakers with this AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $64 million, or alternatively provide mortgages for this aggregate amount on these two ships.

In September 2008, the credit ratings of AIG and its subsidiaries involved in one of the above LILO transactions were downgraded from AA- to A-. As a result of this downgrade, AIG pledged collateral to support its continuing payment undertaker obligations as required under the terms of this LILO transaction.

Carnival Corporation and AIG were also parties to a third LILO transaction. In September 2008, we replaced AIG as the payment undertaker under this third LILO transaction by purchasing $80 million of U.S. Treasury strip securities with funds substantially all provided by AIG. In February 2009, Carnival and the remaining participants voluntarily unwound this LILO transaction. Accordingly, the $80 million of long-term U.S. Treasury strip securities that we held as collateral for our recorded LILO obligation was released to extinguish this obligation. As a result of the unwinding of this third LILO transaction, we recorded a $15 million nonoperating gain in February 2009, which had originally been deferred at the inception of the LILO transaction and was being amortized over the term of the LILO.

Contingent Obligations – Indemnifications

Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes and changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 4 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended February 28/29,
	2009	2008
Net income	$260	$236
Items included in other comprehensive income (“OCI”)
Foreign currency translation adjustment	(221)	(77)
Changes related to cash flow derivative hedges, net		5
Unrealized loss on marketable security	(3)	(5)

Other comprehensive loss	(224)	(77)

Total comprehensive income	$36	$159

NOTE 5 – Segment Information

Our cruise segment includes all our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Substantially all of our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended February 28/29,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)
2009
Cruise	$2,853	$1,834	$384	$302	$333
Other	13	18	8	9	(22)
Intersegment elimination	(2)	(2)

	$2,864	$1,850	$392	$311	$311

2008
Cruise	$3,140	$2,096	$417	$292	$335
Other	14	20	8	9	(23)
Intersegment elimination	(2)	(2)

	$3,152	$2,114	$425	$301	$312

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 28/29,
	2009	2008
Net income	$260	$236
Interest on dilutive convertible notes	3	6

Net income for diluted earnings per share	$263	$242

Weighted-average common and ordinary shares outstanding	787	786
Dilutive effect of convertible notes	15	26
Dilutive effect of stock plans	1	2

Diluted weighted-average shares outstanding	803	814

Basic earnings per share	$0.33	$0.30

Diluted earnings per share	$0.33	$0.30

Options to purchase 15.6 million and 12.2 million shares for the three months ended February 28/29, 2009 and 2008, respectively, were excluded from our diluted earnings per share computations since the effect of including them was anti-dilutive. In addition, 5.1 million and 6.3 million shares of Carnival Corporation that are contingently issuable under the features of its 1.75% convertible notes and zero-coupon notes are also excluded from our 2009 and 2008 first quarter diluted earnings per share computations, respectively, since the effect of including them was also anti-dilutive.

NOTE 7 – Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements

The estimated fair value and basis of valuation of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Measurements on a Recurring Basis
	February 28, 2009		November 30, 2008
Financial Instruments	Level 1(a)	Level 2(b)	Level 1(a)	Level 2(b)
Cash equivalents(c)	$340		$305
Marketable securities held in rabbi trusts(d)	$87	$19	$92	$21
Derivatives:
Ship foreign currency forwards and options(e)		$(21)		$(20)
Net investment hedges(f)		$9		$13
Debt related currency swaps(g)				$104
Interest rate swaps(h)		$5		$5

(a)	Level 1 measurements are based on inputs from quoted prices for identical assets in active markets.
(b)	Level 2 measurements are based on inputs from quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability.
(c)	Cash equivalents are comprised of money market funds.
(d)	Marketable securities held in rabbi trusts are comprised primarily of mutual funds invested in common stocks, bonds and other investments.
(e)	At February 28, 2009 and November 30, 2008, we have foreign currency forwards and options totaling $987 million that are designated as foreign currency cash flow hedges for two of our euro-denominated shipbuilding contracts. In addition, at February 28, 2009 we have a foreign currency forward for $194 million that is designated as a foreign currency fair value hedge of another euro shipbuilding contract. These foreign currency forwards mature in 2009 and the options mature through 2010.
(f)	At February 28, 2009 and November 30, 2008, we have foreign currency forwards totaling $285 million and $284 million, respectively, that are designated as hedges of our net investments in foreign subsidiaries, which have a euro-denominated functional currency. These foreign currency forwards mature through 2017 and were entered into to effectively convert U.S. dollar-denominated debt into euro debt.
(g)	At November 30, 2008, we also had designated foreign currency cash flow swaps that effectively converted $398 million of U.S. dollar fixed interest rate debt into sterling fixed interest rate debt. The changes in fair value are included as a component of accumulated other comprehensive income (“AOCI”). In December 2008, we settled these foreign currency swaps and thus re-aligned the debt with the parent company’s U.S. dollar functional currency.
(h)	We have an interest rate swap designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. At February 28, 2009 and November 30, 2008, this interest rate swap agreement effectively changed $96 million of fixed rate debt to LIBOR-based floating rate debt. This interest rate swap matures through 2010.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective date of FASB Statement No. 157.” This statement provided a one year deferral of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective date for nonfinancial assets and liabilities. Accordingly, for nonfinancial assets and liabilities SFAS No. 157 became effective for us as of December 1, 2008, and may impact the determination of our goodwill, trademarks and other long-lived assets’ fair values, when or if we have to perform impairment reviews.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted SFAS No. 161 effective December 1, 2008.

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure to achieve a desired proportion of variable and fixed rate debt. Our policy is to not use any financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative are recognized as a component of AOCI until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. We formally document all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair value of all our derivative contracts and the fair value of our hedged firm commitments as either current or long-term, which are included in prepaid expenses and other assets and accrued and other liabilities, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in our Consolidated Statements of Cash Flows in the same category as the item being hedged.

SFAS No. 161 requires tabular disclosures of the impact that derivatives instruments and hedging activities have on our financial statements. We have not provided these disclosures because the amounts as of and for the three months ended February 28, 2009 are not significant. In addition, there are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in our derivative agreements. Finally, the amount of estimated cash flow hedges’ unrealized net gains or losses which are expected to be reclassified to earnings in the next twelve months is not significant.

Foreign Currency Exchange Rate Risk

Operational and Investment Currency Risk

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our focus is to manage the economic risks faced by our operations, which are the real foreign currency exchange risks that will ultimately be realized by us when we exchange one currency for another, and not the accounting risks. The financial impacts of these hedging instruments are generally offset by corresponding changes in the underlying exposures being hedged.

We consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt, including the effect of foreign currency swaps, in our subsidiaries’ functional currencies (generally the euro or sterling). As of February 28, 2009 and November 30, 2008, we have designated $1.4 billion and $1.6 billion of our euro debt and $318 million and $343 million of our sterling debt and other obligations, respectively, which mature through 2019, as nonderivative hedges of our net investments in foreign subsidiaries. Accordingly, we have included $367 million and $319 million of cumulative foreign currency transaction gains in the cumulative translation adjustment component of AOCI at February 28, 2009 and November 30, 2008, respectively.

Newbuild Currency Risk

The majority of our newbuild capacity on order is for our European brands for which we do not have significant currency risk because all our ships are contracted for in euros, which is these brands’ functional currency. However, our U.S. dollar and sterling functional currency brands have foreign currency exchange rate risks related to our outstanding or possible future commitments under ship construction contracts denominated in euros. These foreign currency commitments are affected by fluctuations in the value of the functional currency as compared to the currency in which the shipbuilding contract is denominated. We use foreign currency contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction contracts.

Our decisions regarding whether or not to hedge a given ship commitment for our North American and UK brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, exchange rate correlation, economic trends and other offsetting risks.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with variable interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of variable and fixed rate debt through the use of interest rate swaps and the issuance of new debt.

Note 8 – Shareholders’ Equity

In February 2009, we issued 450,000 shares of Carnival Corporation common stock for $10 million of net proceeds, substantially all of which was used to fund the repurchase of 450,000 shares of Carnival plc ordinary shares. In this offering, we have issued Carnival Corporation common stock in the U.S., only to the extent we could purchase shares of Carnival plc in the UK on at least an equivalent basis, with the remaining proceeds used for general corporate purposes.

NOTE 9 – Recent Accounting Pronouncement

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

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate” and similar expressions of future intent or the negative of such terms.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel expenses, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values, outlook or business prospects. These factors include, but are not limited to, the following:

–

general economic and business conditions, including fuel price increases and declines in the securities, real estate and other markets, and perceptions of these conditions may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy;

–	fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against the euro and sterling;
–	the international political climate, armed conflicts, terrorist and pirate attacks and threats thereof, and other world events affecting the safety and security of travel;
–

conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and overcapacity offered by cruise ship and land-based vacation alternatives;

–

accidents, adverse weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof) which could cause injury or death or the alteration of itineraries or cancellation of a cruise or series of cruises or tours, and the impact of the spread of contagious diseases;

–	adverse publicity concerning the cruise industry in general, or us in particular;
–	lack of acceptance of new itineraries, products and services by our guests;
–	changing consumer preferences;
–	changes in and compliance with laws and regulations relating to employment, environmental, health, safety, security, tax and other regulatory regimes under which we operate;
–	increases in global fuel demand and pricing, fuel supply disruptions and/or other events on our fuel and other expenses, liquidity and credit ratings;
–

increases in our future fuel expenses of implementing recently approved International Maritime Organization regulations, which require the use of higher priced low sulfur fuels in certain cruising areas;

–	changes in operating and financing costs, including changes in interest rates, food, insurance, payroll and security costs;
–

our ability to implement our shipbuilding programs and ship refurbishments and repairs, including ordering additional ships for our cruise brands from European shipyards on terms that are favorable or consistent with our expectations;

–	our ability to implement our brand strategies and to continue to operate and expand our business internationally;
–

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

–	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;
–	continuing financial viability of our travel agent distribution system, air service providers and cruise shipyards;
–	availability and pricing of air travel services, especially as a result of significant increases in air travel costs;
–

changes in the global credit markets on our counterparty risks, including those associated with our cash equivalents, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees;

–	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
–	disruptions and other damages to our information technology networks;
–	lack of continued availability of attractive port destinations; and
–	risks associated with the DLC structure, including the uncertainty of its tax status.

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

Outlook for the Remainder of Fiscal 2009

As of March 24, 2009, we said that we expected our earnings per share for the second quarter and full year of 2009 would be in the range of $0.30 to $0.32 and $2.10 to $2.30, respectively. Our guidance was based on the assumptions in the table below.

As of March 31, 2009, updated only for the current assumptions in the table below, our earnings per share for the second quarter and full year of 2009 would decrease by $0.01 and $0.06, respectively.

	Second Quarter 2009		Full Year 2009
	March 24	March 31	March 24	March 31
Fuel cost per metric ton	$285	$294	$279	$287

Currency
U.S. dollar to €1	$1.36	$1.33	$1.35	$1.33

U.S. dollar to £1	$1.44	$1.43	$1.45	$1.44

The above forward-looking statements involve risks and uncertainties. Various factors could cause our actual results to differ materially from those expressed above including, but not limited to, economic conditions, foreign currency exchange rates, fuel expenses, weather, regulatory changes, geopolitical and other factors that could impact consumer demand or costs and expenses. You should read the above forward-looking statement together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

The impairment reviews of our ships and goodwill and trademarks, which have been allocated to our cruise line reporting units, require us to make significant estimates to determine the fair values of these assets or reporting units. The determination of these fair values includes numerous uncertainties.

Since early November 2008, our stock market capitalization has generally been lower than our shareholders’ equity or book value. However, our brands have continued to generate substantial cash flow from their operations, and we expect that they will continue to do so in 2009 and in future years. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business franchise that would adequately cover the difference between our trading prices and our book value. Accordingly, we do not believe there have been any events or circumstances that would require us to perform interim goodwill and/or trademark impairment reviews.

However, due to the ongoing uncertainty in market conditions, which may negatively impact the performance of our reporting units, we will continue to monitor and evaluate the carrying values of our goodwill and trademarks. If market and economic conditions or our units’ business performance deteriorates significantly then we would perform interim impairment reviews. Any such impairment reviews could result in recognition of a goodwill and/or trademark impairment charge in 2009 or thereafter.

For a further discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2008 joint Annual Report on Form 10-K.

Seasonality and Expected Capacity Growth

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

The year-over-year percentage increase in our ALBD capacity for the second, third and fourth quarters of 2009 is currently expected to be 5.6%, 5.6% and 7.6%, respectively. Our annual ALBD capacity increase for fiscal 2009, 2010, 2011 and 2012 is currently expected to be 5.3%, 8.0%, 5.8% and 3.7%, respectively. The above percentage increases result primarily from new ships entering service and exclude any other future ship orders, acquisitions, retirements or sales.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended February 28/29,
	2009	2008
Passengers carried (in thousands)	1,869	1,910

Occupancy percentage(a)	103.9%	104.3%

Fuel consumption (metric tons in thousands)	752	785

Fuel cost per metric ton(b)	$276	$499

Currency
U.S. dollar to €1	$1.32	$1.47

U.S. dollar to £1	$1.46	$1.98

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

(b)	Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

Three Months Ended February 28, 2009 (“2009”) Compared to the Three Months Ended February 29, 2008 (“2008”)

Revenues

Our total revenues decreased $288 million, or 9.1%, from $3.2 billion in 2008 to $2.9 billion in 2009. This was driven by a $360 million revenue decrease that was primarily due to the impact of a stronger U.S. dollar against the euro and sterling compared to 2008, as well as the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues. This revenue decrease was partially offset by our 2.3% capacity increase in ALBDs (see “Key Performance Non-GAAP Financial Indicators”). Our capacity increased 1.9% for our North American cruise brands and 6.2% for our European cruise brands in 2009 compared to 2008, as we continue to implement our strategy of expanding in the European cruise marketplace.

Onboard and other revenues included concessionaire revenues of $176 million in 2009 and $186 million in 2008. Onboard and other revenues decreased $68 million in 2009 compared to 2008, primarily because there was lower onboard spending for most of the major activities, as well as the impact of the stronger U.S. dollar against the euro and sterling compared to 2008, partially offset by our 2.3% increase in ALBDs.

Costs and Expenses

Operating costs decreased $264 million, or 12.5%, from $2.1 billion in 2008 to $1.9 billion in 2009. This decrease was primarily due to $167 million of lower fuel prices, in addition to the impact of the stronger U.S. dollar against the euro and sterling compared to 2008. This decrease was partially offset as a result of increased capacity driven by our 2.3% increase in ALBDs and a $26 million increase in dry-dock expenses.

Selling and administration expenses decreased $33 million, or 7.8%, from $425 million in 2008 to $392 million in 2009. The decrease was primarily currency driven, and was partially offset by our 2.3% increase in ALBDs.

Depreciation and amortization expense increased $10 million, or 3.3%, from $301 million in 2008 to $311 million in 2009, primarily due to the 2.3% increase in ALBDs through the addition of new ships and additional ship improvement expenditures.

Our total costs and expenses as a percentage of revenues declined from 90.1% in 2008 to 89.1% in 2009.

Operating Income

Our operating income was flat as the decreased revenues resulting primarily from both the stronger U.S. dollar against the euro and sterling compared to 2008 and the adverse impact of the economic downturn were offset by lower costs and expenses resulting primarily from both lower fuel prices and the stronger U.S. dollar against the euro and sterling compared to 2008.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, increased $1 million to $102 million in 2009 from $101 million in 2008. On a constant dollar basis, this increase was due to a $12 million increase in interest expense from a higher level of average borrowings and $6 million of lower interest income due to a lower average level of invested cash and lower average interest rates on invested balances, partially offset by a $13 million decrease from lower average interest rates on average borrowings. In addition, interest expense decreased by $4 million as a result of the stronger U.S. dollar against the euro and sterling compared to 2008.

Other income, net increased $17 million to $19 million in 2009 from $2 million in 2008, primarily because of the $15 million gain recognized upon the unwinding of one of our LILO transactions.

Income Taxes

Income tax benefit increased $12 million to $22 million in 2009 from $10 million in 2008, primarily because of the reversal of uncertain income tax position liabilities, which were no longer required. During both the first quarters of 2009 and 2008, we have recorded tax benefits generated by the seasonal losses of our Alaska tour operation.

Key Performance Non-GAAP Financial Indicators

ALBDs is a standard measure of passenger capacity for the period, which we use to perform rate and capacity variance analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

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

In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies, and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year’s comparable period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended February 28/29,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$2,219	$2,400	$2,438
Onboard and other	634	667	702

Gross cruise revenues	2,853	3,067	3,140
Less cruise costs
Commissions, transportation and other	(514)	(574)	(558)
Onboard and other	(104)	(110)	(125)

Net cruise revenues	$2,235	$2,383	$2,457

ALBDs	14,492,250	14,492,250	14,161,289

Gross revenue yields	$196.84	$211.60	$221.71

Net revenue yields	$154.25	$164.42	$173.45

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended February 28/29,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$1,834	$1,973	$2,096
Cruise selling and administrative expenses	384	411	417

Gross cruise costs	2,218	2,384	2,513
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(514)	(574)	(558)
Onboard and other	(104)	(110)	(125)

Net cruise costs	$1,600	$1,700	$1,830

ALBDs	14,492,250	14,492,250	14,161,289

Gross cruise costs per ALBD	$153.02	$164.51	$177.48

Net cruise costs per ALBD	$110.43	$117.32	$129.22

Net cruise revenues decreased $222 million, or 9.0%, to $2.2 billion in 2009 from $2.5 billion in 2008. This was driven by a $279 million, or 11.1%, decrease in net revenue yields in 2009 compared to 2008 (gross revenue yields decreased by 11.2%). This decrease was partially offset by a 2.3% increase in ALBDs between 2009 and 2008 that accounted for $57 million. The net revenue yield decrease in 2009 was primarily due to the impact of a stronger U.S. dollar against the euro and sterling compared to 2008, as well as the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues. Net revenue yields as measured on a constant dollar basis decreased 5.2% in 2009 compared to 2008, which was comprised of a 5.0% decrease in passenger ticket yields and a 5.8% decrease in onboard and other revenue yields. Gross cruise revenues decreased $287 million, or 9.1%, to $2.9 billion in 2009 from $3.1 billion in 2008 for largely the same reasons as discussed above for net cruise revenues.

Net cruise costs decreased $230 million, or 12.6%, to $1.6 billion in 2009 from $1.8 billion in 2008. This was driven by a $273 million decrease in net cruise costs per ALBD, which decreased 14.5% in 2009 compared to 2008 (gross cruise costs per ALBD decreased 13.8%). This decrease was partially offset by the 2.3% increase in ALBDs between 2009 and 2008 that accounted for $43 million. The 14.5% decrease in net cruise costs per ALBD was primarily the result of a 44.6% decrease in fuel price to $276 per metric ton in 2009, which resulted in a decrease in fuel expense of $167 million compared to 2008 and the stronger U.S. dollar against the euro and sterling compared to 2008. Net cruise costs per ALBD as measured on a constant dollar basis decreased 9.2% in 2009 compared to 2008. On a constant dollar basis, net cruise costs per ALBD excluding fuel increased 1.4% compared to 2008 primarily due to the increase in dry-docking expenses. Gross cruise costs decreased $295 million, or 11.7%, in 2009 to $2.2 billion from $2.5 billion in 2008 for largely the same reasons as discussed above for net cruise costs.

Liquidity and Capital Resources

As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 joint Annual Report on Form 10-K, we believe preserving cash and liquidity at this time is a prudent step which will further strengthen our balance sheet and enhance our financial flexibility. Accordingly in October 2008, the Board of Directors voted to suspend our quarterly dividend beginning March 2009. We intend to maintain the dividend suspension throughout 2009. Our cash from operations and committed financing facilities for 2009 along with our available cash and cash equivalent balances are forecasted to be sufficient to fund our expected 2009 cash requirements. Therefore, we believe we will not be required to obtain new debt during 2009; however, we may do so opportunistically to enhance our liquidity. Our immediate objective is to ensure we have sufficient liquidity available with a high degree of certainty throughout 2009 despite current market conditions.

Our overall strategy is to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed credit facilities for immediate and future liquidity needs and a reasonable debt maturity profile that is spread out over a number of years. To date, although our costs of borrowing have increased in certain cases and the availability of funding is not as widespread as it has been in the past, we continue to opportunistically put in place committed credit facilities. Given the decision by our Board of Directors to suspend the quarterly dividend and our current financial position, we do not expect the current highly volatile state of the financial markets will have a significant adverse impact on our ability to maintain an acceptable level of liquidity during the remainder of 2009.

Sources and Uses of Cash

Our business provided $305 million of net cash from operations during the three months ended February 28, 2009, a decrease of $68 million, or 18.2%, compared to fiscal 2008. This decrease was primarily driven by a $221 million quarter-over-quarter decrease in the change in our customer deposit balances between the year-end and the end of the first quarter, partially offset by changes in other working capital expenditures. The decrease in customer deposits resulted primarily from guests booking cruises and paying their deposits closer to the sailing dates and cruises being purchased for lower ticket prices compared to the comparable prior period when guests booked their cruises and paid their deposits further in advance of the sailing dates and cruises were purchased for higher ticket prices.

At February 28/29, 2009 and 2008, we had working capital deficits of $3.8 billion and $5.4 billion, respectively. Our February 28, 2009 deficit included $2.3 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, is substantially more of a deferred revenue item rather than an actual current cash liability. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our February 28, 2009 working capital deficit included $1.8 billion of current debt obligations, which included $835 million outstanding under one of our revolving credit facilities. This facility, substantially all of which matures in 2012, is available to provide long-term rollover financing of our current debt. After excluding customer deposits and current debt obligations from our February 28, 2009 working capital deficit balance, our non-GAAP adjusted working capital is $324 million. As explained above, our business model allows us to operate with a significant working capital deficit and, accordingly, we believe we will continue to have a working capital deficit for the foreseeable future.

During the three months ended February 28, 2009, our net expenditures for capital projects were $306 million, of which $137 million was spent for our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $127 million for ship improvements and replacements and $42 million for Alaska tour assets, cruise port facility developments and information technology and other assets.

During the three months ended February 28, 2009 we borrowed and repaid $1.0 billion and $858 million, respectively, under one of our revolving credit facilities in connection with our needs for cash at various times throughout the period. In addition during the three months ended February 28, 2009, we borrowed $200 million of new long-term debt, and we repaid $91 million of long-term debt primarily for scheduled payments under our export credit facilities. We also repaid $115 million during the three months ended February 28, 2009 under our short-term borrowing facilities. Finally, we paid cash dividends of $314 million and received $113 million upon the settlement of foreign currency swaps.

Commitments and Funding Sources

Our contractual cash obligations as of February 28, 2009 have changed compared to November 30, 2008, primarily as a result of our debt and ship progress payments as noted above. We still have $273 million of convertible debt outstanding, which has a put option in October 2009 and, accordingly, is classified as a current liability at February 28, 2009.

In October 2008, the Board of Directors voted to suspend our quarterly dividend beginning March 2009. We intend to maintain the dividend suspension throughout 2009, but will reevaluate our dividend policy based on circumstances prevailing during the remainder of the year.

At February 28, 2009, we had liquidity of $3.7 billion. Our liquidity consisted of $356 million of cash and cash equivalents, excluding cash on hand of $251 million used for current operations, $1.4 billion available for borrowing under our revolving credit facilities and $1.9 billion under committed ship financing facilities. Of this $1.9 billion of committed ship facilities, $816 million is expected to be funded in 2009 and the balance of $1.1 billion is expected to be funded in 2010, 2011 and 2012. Substantially all of our revolving credit facilities mature in 2012. We rely on, and have banking relationships with, numerous banks that have credit ratings of A or above, which we believe would assist us in attempting to access multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed ship financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain one or more financial covenants as described in Note 5 to the financial statements in our 2008 joint Annual Report on Form 10-K. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

As of February 28, 2009, we believe we had met all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows for fiscal 2009, we expect to be in compliance with our debt covenants during fiscal 2009. However, our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

We continue to generate substantial cash from operations and have strong investment grade credit ratings of A3/BBB+, which provide us with flexibility in most financial credit market environments to refinance our current debt, if necessary. Our Standard & Poor’s Rating Services (“S&P”) A- credit rating was downgraded to BBB+ and assigned a negative outlook on March 26, 2009, which reflects their continuing concerns that the weakened state of the economy and the pullback in consumer spending will pressure our ability to sustain our BBB+ credit rating. This recent downgrade by S&P will result in a slight increase in our future borrowing costs. In addition, a further downgrade by S&P to BBB would result in a further increase in our borrowing costs on a prospective basis, but we do not believe it would have a material adverse impact on our financial results, our ability to obtain committed credit facilities or issue debt, or our ability to refinance our current debt or secure additional debt for future cash requirements.

Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund the majority of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible debt redemptions, working capital and other firm commitments over the next several years. In addition, we believe that in most financial credit market environments we will be able to secure the necessary financings from financial institutions or through the offering of debt and/or equity securities in the public or private markets or take other actions to fund these remaining future cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended February 28, 2009, we entered into a foreign currency forward that is designated as a fair value hedge of the remaining Seabourn Odyssey euro-denominated shipyard payment at a rate of $1.27 to the euro, or $194 million.

We previously had designated foreign currency cash flow swaps that effectively converted $398 million of U.S. dollar fixed interest rate debt into sterling fixed interest rate debt. The changes in fair value are included as a component of AOCI. In December 2008, we settled these foreign currency swaps and thus re-aligned the debt with the parent company’s U.S. dollar functional currency.

At February 28, 2009, 68%, 29% and 3% (62%, 30% and 8% at November 30, 2008) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2009, that they were effective as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

A lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in the state of New York on behalf of a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays as previously reported in our 2008 joint Annual Report on Form 10-K. On March 25, 2009, the court dismissed without prejudice the claims against Carnival Corporation and its subsidiaries and affiliates, because of the plaintiffs’ failure to state their claims with the required specificity. The plaintiffs may file an amended complaint within 30 days of the dismissal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million general repurchase authorization back to $1 billion. The general repurchase authorization does not have an expiration date and may be discontinued by our Boards of Directors at any time.

In addition to the general repurchase authorization, in October 2008, the Boards of Directors authorized the repurchase of up to an aggregate of 19.2 million Carnival plc ordinary shares pursuant to the “Stock Swap” program described below. In addition to the Stock Swap program authorized repurchases, if we are able to repurchase shares on a greater than equivalent basis under the “Stock Swap” program using the net proceeds from the stock swap, we will do so using the availability under our general repurchase authorization as described above.

At April 1, 2009, the remaining availability under the general repurchase authorization was $787 million. All Carnival plc ordinary share repurchases require annual shareholder approval and are subject to a maximum of 21.3 million ordinary shares. Shareholder approval is valid until the earlier of the conclusion of the Carnival plc 2009 annual general meeting, or October 21, 2009. It is not our present intention to repurchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the general repurchase authorization, except for repurchases resulting from our Stock Swap program.

“Stock Swap” Program

On October 31, 2008, we entered into an agreement with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill Lynch”), as sales agent, to issue and sell up to 19.2 million Carnival Corporation shares of common stock in the U.S. market, which shares are to be sold from time to time in ordinary brokers’ transactions by Merrill Lynch (the “ATM Agreement”), and we filed a prospectus supplement to the base prospectus contained in our joint shelf registration statement on Form S-3ASR (File No. 333-132306-01) (the “Joint Shelf Registration Statement”) with the SEC in respect of the shares of Carnival Corporation common stock to be issued and sold pursuant to the ATM Agreement. The Carnival Corporation common stock has been and will be sold at market prices and the sale proceeds have been and will be used to repurchase ordinary shares of Carnival plc in the UK market in open market transactions on at least an equivalent basis, with the remaining net proceeds, if any, used for general corporate purposes. The Joint Shelf Registration Statement became effective upon filing with the SEC, and expired on March 9, 2009. On March 11, 2009, we filed a new joint shelf registration statement with the SEC (File No. 333-157861), which became effective upon filing. Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

We plan to use the “Stock Swap” program to avoid situations where Carnival plc ordinary shares are trading at a price that is a large percentage discount to the price of Carnival Corporation common stock. As a result, we expect to issue Carnival Corporation common stock in the U.S. market when and to the extent that we can complete the purchase of Carnival plc ordinary shares with a resulting economic benefit.

Under the “Stock Swap” program, from December 1, 2008 through February 28, 2009, we sold 450,000 shares of Carnival Corporation common stock at an average price of $21.41 per share for gross proceeds of $10 million and paid Merrill Lynch and others fees of $72,000 and $77,000, respectively, for total net proceeds of $9 million. The shares sold were registered under the Securities Act of 1933. Substantially all the proceeds of these sales were used to purchase ordinary shares of Carnival plc as described below.

Period	Total Number of Shares Purchased in First Quarter	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
December 1, 2008 through December 31, 2008			20,653,125
January 1, 2009 through January 31, 2009			20,653,125
February 1, 2009 through February 28, 2009	450,000	$20.28	20,203,125

Total	450,000	$20.28

(a)	All these Carnival plc ordinary share repurchases were made pursuant to the Stock Swap program repurchase authorization described above.

Item 6.	Exhibits.

INDEX TO EXHIBITS

			Incorporated by Reference			Filed Herewith
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1		Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2		Second Amended and Restated By-laws of Carnival Corporation.	8-K	3.1	10/19/07

3.3		Articles of Association of Carnival plc.	8-K	3.3	4/17/03

3.4		Memorandum of Association of Carnival plc.	8-K	3.4	4/17/03

Material contracts

10.1	*	Amended and Restated Carnival plc 2005 Employee Share Plan.				X

10.2	*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.				X

10.3	*	Amended and Restated Carnival Corporation 2002 Stock Plan.				X

10.4	*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.				X

10.5	*	Form of Executive Restricted Stock Agreement for Executives with Long-Term Compensation Agreements.				X

10.6	*	Princess Cruises Chief Executive Officer Supplemental Retirement Plan - 2008 Restatement.				X

10.7	*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.				X

10.8	*	Amendment to the Carnival Corporation Fun Ship Nonqualified Savings Plan.				X

10.9	*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.				X

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date

Statement regarding computations of ratios

12		Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1		Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3		Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4		Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5		Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6		Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1	**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date

32.2	**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3	**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5	**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6	**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Micky Arison	By:	/s/ Micky Arison
Micky Arison Chairman of the Board of Directors and Chief Executive Officer		Micky Arison Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Howard S. Frank	By:	/s/ Howard S. Frank
Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer		Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
David Bernstein Senior Vice President and Chief Financial Officer		David Bernstein Senior Vice President and Chief Financial Officer

Date: April 2, 2009		Date: April 2, 2009