Form 10-Q/A
period 2009-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2009-04-06
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment No. 1 on Form 10-Q/A amends the joint Quarterly Report of Carnival Corporation & plc on Form 10-Q for the quarterly period ended February 28, 2009 as filed with the Securities and Exchange Commission on April 2, 2009 (the “Original Filing”). This Form 10-Q/A amends the first sentence of the fifth paragraph of Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” so that the sentence now reads “We plan to use the “Stock Swap” program in situations where Carnival plc ordinary shares are trading at a price that is a large percentage discount to the price of Carnival Corporation common stock.” All other information in the Original Filing remains unchanged.

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

We plan to use the “Stock Swap” program in situations where Carnival plc ordinary shares are trading at a price that is a large percentage discount to the price of Carnival Corporation common stock. As a result, we expect to issue Carnival Corporation common stock in the U.S. market when and to the extent that we can complete the purchase of Carnival plc ordinary shares with a resulting economic benefit.

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

CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Micky Arison	By:	/s/ Micky Arison
Micky Arison Chairman of the Board of Directors and Chief Executive Officer		Micky Arison Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Howard S. Frank	By:	/s/ Howard S. Frank
Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer		Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
David Bernstein Senior Vice President and Chief Financial Officer		David Bernstein Senior Vice President and Chief Financial Officer

Date: April 6, 2009		Date: April 6, 2009

4