Form 10-Q
period 2009-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2009-06-30
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filers ☑	Accelerated filers ☐
Non-Accelerated filers ☐	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 25, 2009, Carnival Corporation had outstanding 625,944,289 shares of Common Stock, $.01 par value.

At June 25, 2009, Carnival plc had

outstanding 213,377,973 Ordinary Shares

$1.66 par value, one Special Voting

Share, GBP 1.00 par value and 625,944,289

Trust Shares of beneficial interest in

the P&O Princess Special Voting Trust.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Revenues
Cruise
Passenger tickets	$2,242	$2,588	$4,461	$5,026
Onboard and other	673	743	1,307	1,445
Other	33	47	44	59

	2,948	3,378	5,812	6,530

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	440	525	954	1,083
Onboard and other	110	121	214	246
Payroll and related	366	365	718	725
Fuel	243	425	451	817
Food	203	210	401	417
Other ship operating	488	469	946	923
Other	35	44	51	62

Total	1,885	2,159	3,735	4,273
Selling and administrative	393	425	785	850
Depreciation and amortization	317	312	628	613

	2,595	2,896	5,148	5,736

Operating Income	353	482	664	794

Nonoperating (Expense) Income
Interest income	2	12	6	22
Interest expense, net of capitalized interest	(90)	(102)	(186)	(200)
Other income, net	5	4	24	6

	(83)	(86)	(156)	(172)

Income Before Income Taxes	270	396	508	622
Income Tax (Expense) Benefit, Net	(6)	(6)	16	4

Net Income	$264	$390	$524	$626

Earnings Per Share
Basic	$0.34	$0.50	$0.67	$0.80

Diluted	$0.33	$0.49	$0.66	$0.78

Dividends Declared Per Share		$0.40		$0.80

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	May 31, 2009	November 30, 2008	May 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$485	$650	$988
Trade and other receivables, net	424	418	542
Inventories	308	315	349
Prepaid expenses and other	317	267	300

Total current assets	1,534	1,650	2,179

Property and Equipment, Net	28,663	26,457	27,666
Goodwill	3,388	3,266	3,614
Trademarks	1,328	1,294	1,393
Other Assets	632	733	620

	$35,545	$33,400	$35,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$161	$256	$145
Current portion of long-term debt	1,525	1,081	1,386
Convertible debt subject to current put options	276	271	230
Accounts payable	543	512	454
Accrued liabilities and other	810	1,142	1,269
Customer deposits	2,852	2,519	3,605

Total current liabilities	6,167	5,781	7,089

Long-Term Debt	8,317	7,735	7,689
Other Long-Term Liabilities and Deferred Income	676	786	764
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation; $0.01 par value; 1,960 shares authorized; 644 shares at 2009 and 643 shares at 2008 issued	6	6	6
Ordinary shares of Carnival plc; $1.66 par value; 226 shares authorized; 213 shares at 2009 and 2008 issued	354	354	354
Additional paid-in capital	7,699	7,677	7,653
Retained earnings	14,504	13,980	12,907
Accumulated other comprehensive income (loss)	107	(623)	1,306
Treasury stock; 18 shares at 2009 and 19 shares at 2008 of Carnival Corporation and 52 shares at 2009 and November 2008 and 51 shares at May 2008 of Carnival plc, at cost	(2,285)	(2,296)	(2,296)

Total shareholders’ equity	20,385	19,098	19,930

	$35,545	$33,400	$35,472

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended May 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$524	$626
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	628	613
Share-based compensation	32	30
Other	4	4
Changes in operating assets and liabilities
Receivables	12	(116)
Inventories	17	(16)
Prepaid expenses and other	(22)	(66)
Accounts payable	11	(111)
Accrued liabilities and other	(35)	40
Customer deposits	270	811

Net cash provided by operating activities	1,441	1,815

INVESTING ACTIVITIES
Purchases of property and equipment	(1,956)	(1,593)
Other, net	(6)	15

Net cash used in investing activities	(1,962)	(1,578)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	2,369	3,150
Principal repayments of revolving credit facility	(2,313)	(2,578)
Proceeds from issuance of other long-term debt	987	697
Principal repayments of other long-term debt	(216)	(792)
(Repayments of) proceeds from short-term borrowings, net	(255)	8
Dividends paid	(314)	(630)
Proceeds from settlement of foreign currency swaps	113
Purchases of treasury stock	(9)	(84)
Other, net	(28)	5

Net cash provided by (used in) financing activities	334	(224)

Effect of exchange rate changes on cash and cash equivalents	22	32

Net (decrease) increase in cash and cash equivalents	(165)	45
Cash and cash equivalents at beginning of period	650	943

Cash and cash equivalents at end of period	$485	$988

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

The accompanying consolidated balance sheets at May 31, 2009 and 2008, the consolidated statements of operations for the three and six months ended May 31, 2009 and 2008 and the consolidated statements of cash flows for the six months ended May 31, 2009 and 2008 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2008 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 – Debt

At May 31, 2009, unsecured short-term borrowings consisted of euro and U.S. dollar-denominated bank loans of $138 million and $23 million, respectively, with an aggregate weighted-average interest rate of 1.2%.

In February 2009, we borrowed $200 million under an unsecured term loan, which bears interest at 4.5% and matures in February 2012.

In March 2009, we borrowed $301 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of AIDAluna’s purchase price. This facility bears interest at EURIBOR plus 18 basis points (“bps”) and is repayable in semi-annual installments through 2021.

In May 2009, we borrowed $486 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of Costa Pacifica’s purchase price. This facility bears interest at EURIBOR plus 160 bps and is repayable in semi-annual installments through 2019.

In May 2009, we entered into two three-year $100 million bilateral term loans, which were not funded as of May 31, 2009. Each facility bears interest at LIBOR plus 250 bps. We also entered into a two-year $150 million multi-currency bilateral revolver, which has an annual commitment fee of 31 bps.

In June 2009, Costa Crociere S.p.A, one of our Italian subsidiaries, entered into a euro-denominated term loan agreement with the European Investment Bank for $778 million. We anticipate drawing $283 million in each of 2009 and 2010 and the remaining $212 million is expected to be drawn in 2011. Each borrowing will be repayable in semi-annual installments over 15 years from the date of funding.

In June 2009, we borrowed $83 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of Seabourn Odyssey’s purchase price. This facility bears interest at LIBOR plus 160 bps and is repayable in semi-annual installments through 2017.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At May 31, 2009, Carnival Corporation had estimated contingent obligations totaling $574 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, one of which includes American International Group Inc. (“AIG”), who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets.

In the event that Carnival Corporation were to default on its obligations and assuming performance by all other participants, we estimate that we would, as of May 31, 2009, be responsible for a termination payment of approximately $94 million. In 2017 we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we will incur additional costs, although we estimate that they will be immaterial to our financial statements. All of the financial institution payment undertakers subject to this AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $65 million, or alternatively provide mortgages for this aggregate amount on these two ships.

In September 2008, the credit ratings of AIG and its subsidiaries involved in one of the above LILO transactions were downgraded from AA- to A-. As a result of this downgrade, AIG pledged collateral to support its obligations as a payment undertaker under the terms of this LILO transaction and, accordingly, AIG is no longer subject to the AA- credit rating threshold discussed above.

Carnival Corporation and AIG were also parties to a third LILO transaction. In September 2008, we replaced AIG as the payment undertaker under this third LILO transaction by purchasing $80 million of U.S. Treasury strip securities with funds substantially all provided by AIG. In February 2009, Carnival and the remaining participants voluntarily unwound this LILO transaction. Accordingly, the $80 million of long-term U.S. Treasury strip securities that we held as collateral for our recorded LILO obligation were released to extinguish this obligation. As a result of the unwinding of this third LILO transaction, we recorded a $15 million nonoperating gain in February 2009, which had originally been deferred at the inception of the LILO transaction and was being amortized over the term of the LILO.

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

NOTE 4 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Net income	$264	$390	$524	$626
Items included in other comprehensive income
Foreign currency translation adjustment	892	88	672	11
Changes related to cash flow derivative hedges, net	62	(3)	61	2
Unrealized gain (loss) on marketable security		2	(3)	(3)

Other comprehensive loss	954	87	730	10

Total comprehensive income	$1,218	$477	$1,254	$636

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

Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)
2009
Cruise	$2,915	$1,850	$386	$308	$371
Other	48	50	7	9	(18)
Intersegment elimination	(15)	(15)

	$2,948	$1,885	$393	$317	$353

2008
Cruise	$3,331	$2,115	$416	$303	$497
Other	65	62	9	9	(15)
Intersegment elimination	(18)	(18)

	$3,378	$2,159	$425	$312	$482

	Six Months Ended May 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)
2009
Cruise	$5,768	$3,684	$770	$610	$704
Other	61	68	15	18	(40)
Intersegment elimination	(17)	(17)

	$5,812	$3,735	$785	$628	$664

2008
Cruise	$6,471	$4,211	$833	$595	$832
Other	79	82	17	18	(38)
Intersegment elimination	(20)	(20)

	$6,530	$4,273	$850	$613	$794

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Net income	$264	$390	$524	$626
Interest on dilutive convertible notes	3	9	6	17

Net income for diluted earnings per share	$267	$399	$530	$643

Weighted-average common and ordinary shares outstanding	787	786	787	786
Dilutive effect of convertible notes	15	31	15	31
Dilutive effect of stock plans	2	2	2	2

Diluted weighted-average shares outstanding	804	819	804	819

Basic earnings per share	$0.34	$0.50	$0.67	$0.80

Diluted earnings per share	$0.33	$0.49	$0.66	$0.78

Options to purchase 14.8 million (12.0 million in 2008) shares for both the three and six months ended May 31, 2009 were excluded from our diluted earnings per share computations since the effect of including them was anti-dilutive. In addition, 5.1 million shares of Carnival Corporation that were contingently issuable under the features of its 1.75% convertible notes were also excluded from both the three and six months ended May 31, 2009 diluted earnings per share computations since the effect of including them was also anti-dilutive.

NOTE 7 – Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements

The estimated fair value and basis of valuation of our financial assets and financial liabilities that are required to be measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Measurements on a Recurring Basis
	May 31, 2009		November 30, 2008
Financial Instruments	Level 1(a)	Level 2(b)	Level 1(a)	Level 2(b)
Cash equivalents(c)	$219		$305
Marketable securities held in rabbi trusts(d)	$102	$20	$92	$21
Derivatives:
Ship foreign currency forwards and options(e)		$63		$(20)
Net investment hedges(f)		$(16)		$13
Debt related currency swaps(g)				$104
Interest rate swaps(h)		$5		$5

(a)	Level 1 measurements are based on inputs from quoted prices for identical assets in active markets.
(b)	Level 2 measurements are based on inputs from quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability.
(c)	Cash equivalents are comprised of money market funds.
(d)	Marketable securities held in rabbi trusts are comprised primarily of mutual funds invested in common stocks, bonds and other investments.
(e)	At May 31, 2009 and November 30, 2008, we have foreign currency forwards and options totaling $1.1 billion that are designated as foreign currency cash flow hedges for two of our euro-denominated shipbuilding contracts. In addition, at May 31, 2009 we have a foreign currency forward for $216 million that is designated as a foreign currency fair value hedge of another euro shipbuilding contract. These foreign currency forwards mature in 2009 and the options mature through 2010.
(f)	At May 31, 2009 and November 30, 2008, we have foreign currency forwards totaling $295 million and $284 million, respectively, that are designated as hedges of our net investments in foreign subsidiaries, which have a euro-denominated functional currency. These foreign currency forwards mature through 2017 and were entered into to effectively convert U.S. dollar-denominated debt into euro debt.
(g)	At November 30, 2008, we also had designated foreign currency cash flow swaps that effectively converted $398 million of U.S. dollar fixed interest rate debt into sterling fixed interest rate debt. The changes in fair value are included as a component of accumulated other comprehensive income (“AOCI”). In December 2008, we settled these foreign currency swaps and thus re-aligned the debt with the parent company’s U.S. dollar functional currency.
(h)	We have an interest rate swap designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. At May 31, 2009 and November 30, 2008, this interest rate swap agreement effectively changed $96 million of fixed rate debt to LIBOR-based floating rate debt. This interest rate swap matures through 2010.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued a statement that provided a one year deferral for application of the new fair value measurement principles for nonfinancial assets and liabilities. Accordingly, for nonfinancial assets and liabilities the new fair value measurement principles became effective for us as of December 1, 2008, and may impact the determination of our goodwill, trademarks and other long-lived assets’ fair values, when or if we have to perform impairment reviews.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued a statement which requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted this new statement effective December 1, 2008.

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of variable and fixed rate debt. Our policy is to not use any financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative are recognized as a component of AOCI until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.

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

The new FASB statement requires tabular disclosures of the impact that derivatives instruments and hedging activities have on our financial statements. We have not provided these disclosures because the amounts as of and for the three and six months ended May 31, 2009 are not significant. In addition, there are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in our derivative agreements. Finally, the amount of estimated cash flow hedges’ unrealized net gains or losses which are expected to be reclassified to earnings in the next twelve months is not significant.

Foreign Currency Exchange Rate Risk

Operational and Investment Currency Risk

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our focus is to manage the economic risks faced by our operations, which are the real foreign currency exchange risks that would ultimately be realized by us if we exchanged one currency for another, and not the accounting risks. The financial impacts of these hedging instruments are generally offset by corresponding changes in the underlying exposures being hedged.

We consider our investments in foreign subsidiaries to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt, including the effect of foreign currency forwards and swaps, in our subsidiaries’ functional currencies (generally the euro or sterling). As of May 31, 2009 and November 30, 2008, we have designated $1.4 billion and $1.6 billion of our euro debt and $358 million and $343 million of our sterling debt and other obligations, respectively, which mature through 2019, as nonderivative hedges of our net investments in foreign subsidiaries. Accordingly, we have included $54 million and $319 million of cumulative foreign currency transaction gains in the cumulative translation adjustment component of AOCI at May 31, 2009 and November 30, 2008, respectively.

Newbuild Currency Risk

The majority of our newbuild capacity on order is for our European brands for which we do not have significant currency risk because all our ships are contracted for in euros, which is the functional currency of these brands. However, our U.S. dollar and sterling functional currency brands have foreign currency exchange rate risks related to our outstanding or possible future commitments under ship construction contracts denominated in euros. These foreign currency commitments are affected by fluctuations in the value of the functional currency as compared to the currency in which the shipbuilding contract is denominated. We use foreign currency contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction contracts.

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

NOTE 8 – Shareholders’ Equity

In February 2009, we issued 450,000 shares of Carnival Corporation common stock for $10 million of net proceeds, substantially all of which was used to fund the repurchase of 450,000 shares of Carnival plc ordinary shares. In this offering, we issued Carnival Corporation common stock in the U.S., only to the extent we were able to purchase shares of Carnival plc in the UK on at least an equivalent basis, with the remaining proceeds used for general corporate purposes.

NOTE 9 – Acquisition of Minority Interest

In May 2009, we entered into an agreement to purchase the remaining 25% minority interest in Ibero Cruises, our 75% owned Spanish cruise line, for a euro-denominated payment of $33 million. This acquisition is pending approval of the Spanish regulatory authority.

NOTE 10 – Recent Accounting Pronouncement

In May 2008, the FASB issued a staff position that requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. This statement will be adopted by us in the first quarter of fiscal 2010 on a retrospective basis. We believe that the impact of adopting this statement will not have a material effect on previously reported diluted earnings per share, however, our net income will be reduced. We are still in the process of determining the amount of such reductions.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel expenses, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values, outlook or business prospects. These factors include, but are not limited to, the following:

–

general economic and business conditions, including fuel price increases, high unemployment rates, and declines in the securities, real estate and other markets, and perceptions of these conditions may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy;

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

–

accidents, the spread of contagious diseases, adverse weather conditions or natural disasters, such as hurricanes and earthquakes, and other incidents (including, but not limited to, ship fires and machinery and equipment failures or improper operation thereof), which could cause, among other things, individual or multiple port closures, injury, death, alteration of cruise itineraries or cancellation of a cruise or series of cruises or tours;

–	adverse publicity concerning the cruise industry in general, or us in particular;
–	lack of acceptance of new itineraries, products and services by our guests;
–	changing consumer preferences;
–	changes in and compliance with laws and regulations relating to employment, environmental, health, safety, security, tax and other regulatory regimes under which we operate;
–	increases in global fuel demand and pricing, fuel supply disruptions and/or other events on our fuel and other expenses, liquidity and credit ratings;
–	increases in our future fuel expenses from implementing approved International Maritime Organization regulations, which require the use of higher priced low sulfur fuels in certain cruising areas;
–	changes in operating and financing costs, including changes in interest rates, food, insurance, payroll and security costs;
–

our ability to implement our shipbuilding programs and ship maintenance, repairs and refurbishments, including ordering additional ships for our cruise brands from European shipyards on terms that are favorable or consistent with our expectations;

–	our ability to implement our brand strategies and to continue to operate and expand our business internationally;
–

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

–	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;
–	continuing financial viability of our travel agent distribution system, air service providers and cruise shipyards and their subcontractors;
–	availability and pricing of air travel services, especially as a result of significant increases in air travel costs;
–

changes in the global credit markets on our counterparty risks, including those associated with our cash equivalents, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees;

–	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
–	disruptions and other damages to our information technology networks;
–	lack of continued availability of attractive, convenient and safe port destinations; and
–	risks associated with the DLC structure, including the uncertainty of its tax status.

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

Outlook for the Remainder of Fiscal 2009

As of June 18, 2009, we said that we expected our diluted earnings per share for the third quarter and full year of 2009 would be in the range of $1.15 to $1.19 and $2.00 to $2.10, respectively. Our guidance was based on fuel prices per metric ton of $406 and $353 for the third quarter and full year of 2009, respectively. In addition, this guidance was also based on currency exchange rates of $1.39 to the euro and $1.61 to sterling for the third quarter and $1.37 to the euro and $1.54 to sterling for the full year of 2009.

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

Since early November 2008, our stock market capitalization has been lower than our shareholders’ equity or book value for a significant period of time. However, our brands have continued to generate substantial cash flow from their operations, and we expect that they will continue to do so for the remainder of 2009 and in future years. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business franchise that would adequately cover the difference between our trading prices and our book value. Accordingly, we do not believe there have been any events or circumstances that would require us to perform interim goodwill and/or trademark impairment reviews.

However, due to the ongoing uncertainty in market conditions, which may negatively impact the performance of our reporting units, we will continue to monitor and evaluate the carrying values of our goodwill and trademarks. If market and economic conditions or our units’ business performance deteriorates significantly then we would perform interim impairment reviews. Any such impairment reviews could result in recognition of a goodwill and/or trademark impairment charge in 2009 or thereafter. We will be performing our 2009 annual goodwill and trademark impairment reviews as of July 31, 2009.

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

The year-over-year percentage increase in our ALBD capacity for the third and fourth quarters of 2009 is currently expected to be 5.5% and 7.6%, respectively. Our annual ALBD capacity increase for fiscal 2009, 2010, 2011 and 2012 is currently expected to be 5.4%, 7.2%, 5.8% and 3.9%, respectively. The above percentage increases result primarily from new ships entering service and exclude any other future ship orders, acquisitions, retirements or sales.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Passengers carried (in thousands)	2,029	1,985	3,898	3,896

Occupancy percentage(a)	103.3%	104.8%	103.6%	104.5%

Fuel consumption (metric tons in thousands)	799	803	1,552	1,588

Fuel cost per metric ton(b)	$304	$530	$291	$514

Currency
U.S. dollar to €1	$1.33	$1.56	$1.33	$1.51

U.S. dollar to £1	$1.48	$1.98	$1.47	$1.98

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.
(b)	Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

Three Months Ended May 31, 2009 (“2009”) Compared to the Three Months Ended May 31, 2008 (“2008”)

Revenues

Our total revenues decreased $430 million, or 12.7%, from $3.4 billion in 2008 to $2.9 billion in 2009. This was caused by a $611 million revenue decrease that was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as a stronger U.S. dollar against the euro and sterling compared to 2008. In addition, the U.S. Centers for Disease Control and Prevention’s (“CDC”) recommendations against non-essential travel to Mexico as a result of the H1N1 flu virus also adversely impacted our revenues because we had to alter several of our cruise ships’ itineraries. This revenue decrease was partially offset by our 5.9% capacity increase in ALBDs (see “Key Performance Non-GAAP Financial Indicators”). Our capacity increased 4.2% for our North American cruise brands and 8.0% for our European cruise brands in 2009 compared to 2008, as we continue to implement our strategy of expanding in the European cruise marketplace.

Onboard and other revenues included concessionaire revenues of $199 million in 2009 and $220 million in 2008. Onboard and other revenues decreased $70 million in 2009 compared to 2008, primarily because there was lower onboard spending for all of the major onboard revenue-producing activities, as well as the impact of the stronger U.S. dollar against the euro and sterling compared to 2008, partially offset by our 5.9% increase in ALBDs.

Costs and Expenses

Operating costs decreased $274 million, or 12.7%, from $2.2 billion in 2008 to $1.9 billion in 2009. This decrease was primarily due to $180 million of lower fuel prices, the impact of the stronger U.S. dollar against the euro and sterling, decreased commissions primarily as a result of our lower ticket revenues and lower fuel consumption as a result of our fuel saving initiatives compared to 2008. This decrease was partially offset as a result of increased capacity driven by our 5.9% increase in ALBDs and a $24 million increase in dry-dock expenses due to more ships being in dry-dock.

Selling and administration expenses decreased $32 million, or 7.5%, from $425 million in 2008 to $393 million in 2009. The decrease was primarily currency driven, and was partially offset by our 5.9% increase in ALBDs.

Depreciation and amortization expense increased $5 million, or 1.6%, from $312 million in 2008 to $317 million in 2009, primarily due to the 5.9% increase in ALBDs through the addition of new ships and additional ship improvement expenditures, partially offset by the impact of the stronger U.S. dollar against the euro and sterling.

Our total costs and expenses as a percentage of revenues increased from 85.7% in 2008 to 88.0% in 2009.

Operating Income

Our operating income decreased $129 million from $482 million in 2008 to $353 million in 2009 primarily because of the reasons discussed above.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, decreased $8 million to $97 million in 2009 from $105 million in 2008. On a constant dollar basis, this decrease was primarily due to a $12 million decrease in interest expense from lower average interest rates on average borrowings, partially offset by $9 million of lower interest income due to a lower average level of invested cash and lower average interest rates on invested balances. In addition, interest expense decreased by $6 million as a result of the stronger U.S. dollar against the euro and sterling compared to 2008.

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

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended May 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$2,242	$2,461	$2,588
Onboard and other	673	718	743

Gross cruise revenues	2,915	3,179	3,331
Less cruise costs
Commissions, transportation and other	(440)	(495)	(525)
Onboard and other	(110)	(120)	(121)

Net cruise revenues	$2,365	$2,564	$2,685

ALBDs	15,329,812	15,329,812	14,480,881

Gross revenue yields	$190.19	$207.36	$230.04

Net revenue yields	$154.24	$167.22	$185.45

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended May 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$1,850	$2,001	$2,115
Cruise selling and administrative expenses	386	418	416

Gross cruise costs	2,236	2,419	2,531
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(440)	(495)	(525)
Onboard and other	(110)	(120)	(121)

Net cruise costs	$1,686	$1,804	$1,885

ALBDs	15,329,812	15,329,812	14,480,881

Gross cruise costs per ALBD	$145.90	$157.81	$174.79

Net cruise costs per ALBD	$109.95	$117.68	$130.20

Net cruise revenues decreased $320 million, or 11.9%, to $2.4 billion in 2009 from $2.7 billion in 2008. This was caused by a $478 million, or 16.8%, decrease in net revenue yields in 2009 compared to 2008 (gross revenue yields decreased by 17.3%). This decrease was partially offset by a 5.9% increase in ALBDs between 2009 and 2008 that accounted for $158 million. The net revenue yield decrease in 2009 was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as the impact of a stronger U.S. dollar against the euro and sterling compared to 2008. In addition, the CDC’s recommendations against non-essential travel to Mexico as a result of the H1N1 flu virus also adversely impacted our net revenue yields as previously discussed. Net revenue yields as measured on a constant dollar basis decreased 9.8% in 2009 compared to 2008, which was comprised of a 10.0% decrease in passenger ticket yields and a 9.4% decrease in onboard and other revenue yields. Gross cruise revenues decreased $416 million, or 12.5%, to $2.9 billion in 2009 from $3.3 billion in 2008 for largely the same reasons as discussed above for net cruise revenues.

Net cruise costs decreased $199 million, or 10.6%, to $1.7 billion in 2009 from $1.9 billion in 2008. This was caused by a $310 million decrease in net cruise costs per ALBD, which decreased 15.6% in 2009 compared to 2008 (gross cruise costs per ALBD decreased 16.5%). This decrease was partially offset by the 5.9% increase in ALBDs between 2009 and 2008 that accounted for $111 million. The 15.6% decrease in net cruise costs per ALBD was primarily the result of a 43% decrease in fuel price to $304 per metric ton in 2009, which resulted in a decrease in fuel expense of $180 million, the stronger U.S. dollar against the euro and sterling and $27 million of fuel consumption savings compared to 2008. Net cruise costs per ALBD as measured on a constant dollar basis decreased 9.6% in 2009 compared to 2008. On a constant dollar basis, net cruise costs per ALBD excluding fuel increased 1.0% compared to 2008 primarily due to the $24 million increase in dry-docking expenses. Gross cruise costs decreased $295 million, or 11.7%, in 2009 to $2.2 billion from $2.5 billion in 2008 for largely the same reasons as discussed above for net cruise costs.

Six Months Ended May 31, 2009 (“2009”) Compared to the Six Months Ended May 31, 2008 (“2008”)

Revenues

Our total revenues decreased $718 million, or 11.0%, from $6.5 billion in 2008 to $5.8 billion in 2009. This was caused by a $969 million revenue decrease that was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as the impact of a stronger U.S. dollar against the euro and sterling compared to 2008. This revenue decrease was partially offset by our 4.1% capacity increase in ALBDs (see “Key Performance Non-GAAP Financial Indicators”). Our capacity increased 3.1% for our North American cruise brands and 7.1% for our European cruise brands in 2009 compared to 2008, as we continue to implement our strategy of expanding in the European cruise marketplace.

Onboard and other revenues included concessionaire revenues of $375 million in 2009 and $406 million in 2008. Onboard and other revenues decreased $138 million in 2009 compared to 2008, primarily because there was lower onboard spending for all of the major onboard revenue-producing activities, as well as the impact of the stronger U.S. dollar against the euro and sterling compared to 2008, partially offset by our 4.1% increase in ALBDs.

Costs and Expenses

Operating costs decreased $538 million, or 12.6%, from $4.3 billion in 2008 to $3.7 billion in 2009. This decrease was primarily due to $347 million of lower fuel prices, the impact of the stronger U.S. dollar against the euro and sterling and decreased commissions primarily as a result of our lower ticket revenues and lower fuel consumption as a result of fuel saving initiatives compared to 2008. This decrease was partially offset as a result of increased capacity driven by our 4.1% increase in ALBDs and a $50 million increase in dry-dock expenses.

Selling and administration expenses decreased $65 million, or 7.6%, from $850 million in 2008 to $785 million in 2009. The decrease was primarily currency driven, and was partially offset by our 4.1% increase in ALBDs.

Depreciation and amortization expense increased $15 million, or 2.4%, from $613 million in 2008 to $628 million in 2009, primarily due to the 4.1% increase in ALBDs through the addition of new ships and additional ship improvement expenditures, partially offset by the currency impact.

Our total costs and expenses as a percentage of revenues increased from 87.8% in 2008 to 88.6% in 2009.

Operating Income

Our operating income decreased $130 million from $794 million in 2008 to $664 million in 2009 primarily because of the reasons discussed above.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, decreased $7 million to $199 million in 2009 from $206 million in 2008. On a constant dollar basis, there was a $15 million increase in net interest expense because of lower interest income due to a lower average level of invested cash and lower average interest rates on invested balances and a $13 million increase from a higher level of average borrowings, partially offset by a $25 million decrease in interest expense from lower average interest rates on average borrowings. In addition, interest expense decreased by $10 million as a result of the stronger U.S. dollar against the euro and sterling compared to 2008.

Other income, net increased $18 million to $24 million in 2009 from $6 million in 2008, primarily because of the $15 million gain recognized upon the unwinding of one of our LILO transactions.

Income Taxes

Income tax benefit increased $12 million to $16 million in 2009 from $4 million in 2008, primarily because of the reversal of uncertain income tax position liabilities, which were no longer required. During 2009 and 2008 we have recorded tax benefits generated by the seasonal losses of our Alaska tour operation.

Key Performance Non-GAAP Financial Indicators

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Six Months Ended May 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$4,461	$4,861	$5,026
Onboard and other	1,307	1,384	1,445

Gross cruise revenues	5,768	6,245	6,471
Less cruise costs
Commissions, transportation and other	(954)	(1,068)	(1,083)
Onboard and other	(214)	(231)	(246)

Net cruise revenues	$4,600	$4,946	$5,142

ALBDs	29,822,062	29,822,062	28,642,170

Gross revenue yields	$193.42	$209.42	$225.92

Net revenue yields	$154.25	$165.86	$179.52

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Six Months Ended May 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$3,684	$3,973	$4,211
Cruise selling and administrative expenses	770	830	833

Gross cruise costs	4,454	4,803	5,044
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(954)	(1,068)	(1,083)
Onboard and other	(214)	(231)	(246)

Net cruise costs	$3,286	$3,504	$3,715

ALBDs	29,822,062	29,822,062	28,642,170

Gross cruise costs per ALBD	$149.36	$161.07	$176.12

Net cruise costs per ALBD	$110.18	$117.51	$129.72

Net cruise revenues decreased $542 million, or 10.5%, to $4.6 billion in 2009 from $5.1 billion in 2008. This was caused by a $754 million, or 14.1%, decrease in net revenue yields in 2009 compared to 2008 (gross revenue yields decreased by 14.4%). This decrease was partially offset by a 4.1% increase in ALBDs between 2009 and 2008 that accounted for $212 million. The net revenue yield decrease in 2009 was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as the impact of a stronger U.S. dollar against the euro and sterling compared to 2008. Net revenue yields as measured on a constant dollar basis decreased 7.6% in 2009 compared to 2008, which was comprised of a 7.6% decrease in both passenger ticket and onboard and other revenue yields. Gross cruise revenues decreased $703 million, or 10.9%, to $5.8 billion in 2009 from $6.5 billion in 2008 for largely the same reasons as discussed above for net cruise revenues.

Net cruise costs decreased $429 million, or 11.5%, to $3.3 billion in 2009 from $3.7 billion in 2008. This was caused by a $583 million decrease in net cruise costs per ALBD, which decreased 15.1% in 2009 compared to 2008 (gross cruise costs per ALBD decreased 15.2%). This decrease was partially offset by the 4.1% increase in ALBDs between 2009 and 2008 that accounted for $154 million. The 15.1% decrease in net cruise costs per ALBD was primarily the result of a 43% decrease in fuel price to $291 per metric ton in 2009, which resulted in a decrease in fuel expense of $347 million compared to 2008, the stronger U.S. dollar against the euro and sterling and $53 million of fuel consumption savings compared to 2008. Net cruise costs per ALBD as measured on a constant dollar basis decreased 9.4% in 2009 compared to 2008. On a constant dollar basis, net cruise costs per ALBD excluding fuel increased 1.2% compared to 2008 primarily due to the increase in dry-docking expenses. Gross cruise costs decreased $590 million, or 11.7%, in 2009 to $4.5 billion from $5.0 billion in 2008 for largely the same reasons as discussed above for net cruise costs.

Liquidity and Capital Resources

As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 joint Annual Report on Form 10-K, we believe preserving cash and liquidity at this time is a prudent step which will strengthen our balance sheet and enhance our financial flexibility. Accordingly in October 2008, the Board of Directors voted to suspend our quarterly dividend beginning March 2009. We intend to maintain the dividend suspension throughout 2009, but will re-evaluate our dividend policy based on circumstances prevailing during the remainder of the year. Our cash from operations and committed financing facilities for 2009 along with our available cash and cash equivalent balances are forecasted to be sufficient to fund our expected 2009 cash requirements. Therefore, we do not believe we will be required to obtain additional new debt during the remainder of 2009; however, we may choose to do so opportunistically in order to meet our expected 2010 liquidity needs. Our immediate objective is to ensure we have sufficient liquidity available with a high degree of certainty throughout 2009 despite current market conditions.

Our overall strategy is to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed credit facilities for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years. To date, although our costs of borrowing have increased in certain cases and the availability of funding is not as widespread as it has been in the past, we continue to successfully put in place committed credit facilities at attractive interest rates. Since the start of the year we have completed more than $2.8 billion in financing, thus improving our liquidity to the levels discussed below.

Given the decision by our Board of Directors to suspend the quarterly dividend and our current financial position, we do not expect that the current state of the financial markets will have a significant adverse impact on our ability to maintain an acceptable level of liquidity during the remainder of 2009 and throughout 2010.

Sources and Uses of Cash

Our business provided $1.4 billion of net cash from operations during the six months ended May 31, 2009, a decrease of $374 million, or 20.6%, compared to fiscal 2008. This decrease was primarily driven by a $541 million period-over-period decrease in the change in our customer deposit balances between the year-end and the end of the second quarter, partially offset by changes in other working capital expenditures. The decrease in customer deposits resulted primarily from guests booking cruises and paying their deposits closer to the sailing dates and cruises being purchased for lower ticket prices compared to the comparable prior period when guests booked their cruises and paid their deposits further in advance of the sailing dates and cruises were purchased for higher ticket prices.

At May 31, 2009 and 2008, we had working capital deficits of $4.6 billion and $4.9 billion, respectively. Our May 31, 2009 deficit included $2.9 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, is substantially more of a deferred revenue item rather than an actual current cash liability. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our May 31, 2009 working capital deficit included $2.0 billion of current debt obligations, which included $513 million outstanding under our main revolving credit facility. This facility, substantially all of which matures in 2012, is available to provide long-term rollover financing of our current debt. After excluding customer deposits and current debt obligations from our May 31, 2009 working capital deficit balance, our non-GAAP adjusted working capital is $181 million. As explained above, our business model allows us to operate with a significant working capital deficit and, accordingly, we believe we will continue to have a working capital deficit for the foreseeable future.

During the six months ended May 31, 2009, our net expenditures for capital projects were $2.0 billion, of which $1.6 billion was spent for our ongoing new shipbuilding program, including $1.2 billion for the final delivery payments for Costa Luminosa, AIDAluna and Costa Pacifica. In addition to our new shipbuilding program, we had capital expenditures of $238 million for ship improvements and replacements and $92 million for cruise port facility developments, information technology and other assets.

During the six months ended May 31, 2009, we borrowed and repaid $2.4 billion and $2.3 billion, respectively, under our main revolving credit facility in connection with our needs for cash at various times throughout the period. In addition, during the six months ended May 31, 2009, we borrowed $987 million of new other long-term debt, primarily under our export credit financing facilities, and we repaid $216 million of other long-term debt primarily for scheduled payments under our export credit facilities. We also repaid $255 million during the six months ended May 31, 2009 under our short-term borrowing facilities. Finally, we paid cash dividends of $314 million and received $113 million upon the settlement of foreign currency swaps.

Commitments and Funding Sources

Our contractual cash obligations as of May 31, 2009 have changed compared to November 30, 2008, primarily as a result of our debt and ship progress and delivery payments as noted above.

In October 2008, the Board of Directors voted to suspend our quarterly dividend beginning March 2009. We intend to maintain the dividend suspension throughout 2009, but will re-evaluate our dividend policy based on circumstances prevailing during the remainder of the year.

At May 31, 2009, as adjusted for financing agreements entered into in June 2009, we had liquidity of $4.8 billion. Our liquidity consisted of $232 million of cash and cash equivalents, excluding cash on hand of $253 million used for current operations, $1.7 billion available for borrowing under our revolving credit facilities, $200 million of undrawn term loan facilities and $2.6 billion under a committed European Investment Bank (“EIB”) financing facility and committed export credit financing facilities. Of this $2.6 billion of committed EIB and export credit facilities, $941 million, $654 million, $620 million and $413 million is expected to be funded in 2009, 2010, 2011 and 2012, respectively. Substantially all of our revolving credit facilities mature in 2012. We rely on, and have banking relationships with, numerous banks that have credit ratings of A or above, which we believe will assist us in attempting to access multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed ship financings will be honored as required pursuant to their contractual terms.

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

As of May 31, 2009, we believe we had met all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows for fiscal 2009, we expect to be in compliance with our debt covenants during fiscal 2009. However, our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

We continue to generate substantial cash from operations and have strong investment grade credit ratings of A3 from Moody’s Investors Service and BBB+ from Standard & Poor’s Rating Services (“S&P”), which provide us with flexibility in most financial credit market environments to obtain debt, as necessary. Our S&P A- credit rating was downgraded to BBB+ and assigned a negative outlook on March 26, 2009, which reflects S&P’s continuing concerns that the weakened state of the economy and the pullback in consumer spending will pressure our ability to sustain our BBB+ credit rating. This downgrade by S&P will result in a slight increase in our future borrowing costs. In addition, a further downgrade by S&P to BBB would result in a further increase in our borrowing costs on a prospective basis, but we do not believe it would have a material adverse impact on our financial results, our ability to obtain committed credit facilities or issue debt, or our ability to refinance our current debt or secure additional debt for future cash requirements.

Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund the majority of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible debt redemptions, working capital and other firm commitments over the next several years. In addition, we believe that in most financial credit market environments we will be able to secure necessary financings from financial institutions or through the offering of debt and/or equity securities in the public or private markets or take other actions to fund these remaining future cash requirements.

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

During the six months ended May 31, 2009, we entered into a foreign currency forward that is designated as a fair value hedge of the remaining Seabourn Odyssey euro-denominated shipyard payment at a rate of $1.27 to the euro, or $194 million.

At May 31, 2009, 57%, 40% and 3% (62%, 30% and 8% at November 30, 2008) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2009, that they were effective as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As previously reported in our 2008 joint Annual Report on Form 10-K, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in the state of New York on behalf of a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. In April 2009, the plaintiff filed an amended complaint that did not assert claims on behalf of a class. This case is not expected to have material impact; however, we will continue to vigorously defend this matter.

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

In addition to the general repurchase authorization, in October 2008, the Boards of Directors authorized the repurchase of up to an aggregate of 19.2 million Carnival plc ordinary shares pursuant to the “Stock Swap” program described below. In addition to the Stock Swap program authorized repurchases, if we are able and choose to repurchase shares on a greater than equivalent basis under the “Stock Swap” program using the net proceeds from the stock swap, we will do so using the availability under our general repurchase authorization as described above.

At June 30, 2009, the remaining availability under the general repurchase authorization was $787 million. All Carnival plc ordinary share repurchases require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2010 annual general meeting, or October 14, 2010. It is not our present intention to repurchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the general repurchase authorization, except for repurchases resulting from our Stock Swap program described below.

“Stock Swap” Program

We plan to use the “Stock Swap” program in situations where we can obtain an economic benefit because Carnival Corporation common stock is trading at a price that is a large percentage premium or discount to the price of Carnival plc ordinary shares. In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue Carnival Corporation common stock in the U.S. market when and to the extent that we can complete the purchase of Carnival plc ordinary shares on at least an equivalent basis, with the remaining net proceeds, if any, used for general corporate purposes. In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, may elect to sell existing Carnival plc ordinary shares they own from time to time in “at the market” transactions with the proceeds being used to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis, with the remaining net proceeds, if any, used for general corporate purposes.

On October 31, 2008, we entered into an agreement with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill Lynch”), as sales agent, to issue and sell up to 19.2 million Carnival Corporation shares of common stock in the U.S. market, which shares are to be sold from time to time in ordinary brokers’ transactions by Merrill Lynch (the “ATM Agreement”). The Carnival Corporation common stock has been and will be sold at market prices and the sale proceeds have been and will be used to repurchase ordinary shares of Carnival plc in the UK market in open market transactions on at least an equivalent basis, with the remaining net proceeds (economic benefit), if any, used for general corporate purposes. Any sales of Carnival Corporation shares will be registered under the Securities Act. On March 11, 2009, we filed a joint shelf registration statement with the SEC (File No. 333-157861), which became effective upon filing. Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Under the “Stock Swap” program, from December 1, 2008 through February 28, 2009, we sold 450,000 shares of Carnival Corporation common stock at an average price of $21.41 per share for gross proceeds of $10 million and paid Merrill Lynch and others fees of $72,000 and $77,000, respectively, for total net proceeds of $9 million. The shares sold were registered under the

Securities Act of 1933. Substantially all the proceeds of these sales were used to purchase ordinary shares of Carnival plc. The Carnival plc ordinary share repurchases were made pursuant to the Stock Swap program repurchase authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meetings of shareholders of Carnival Corporation and Carnival plc were held on April 15, 2009 (the “Annual Meetings”). On all matters which came before the Annual Meetings, holders of Carnival Corporation common stock and Carnival plc ordinary shares were entitled to one vote for each share held. Proxies for 670,473,691 shares entitled to vote were received in connection with the Annual Meetings.

The matters which were submitted to Carnival Corporation and Carnival plc’s shareholders for approval at the Annual Meetings and the tabulation of the votes with respect to each such matter were as follows:

Director Elections

Resolution/Proposal	For	Against/Withheld(a)	Abstained

To re-elect Micky Arison as a director of Carnival Corporation and Carnival plc.	636,224,333	29,820,351	4,429,008

To re-elect Ambassador Richard G. Capen, Jr. as a director of Carnival Corporation and Carnival plc.	642,565,757	24,355,896	3,552,038

To re-elect Robert H. Dickinson as a director of Carnival Corporation and Carnival plc.	639,563,732	27,353,405	3,556,555

To re-elect Arnold W. Donald as a director of Carnival Corporation and Carnival plc.	645,839,337	20,909,581	3,724,774

To re-elect Pier Luigi Foschi as a director of Carnival Corporation and Carnival plc.	655,986,902	14,189,649	297,141

To re-elect Howard S. Frank as a director of Carnival Corporation and Carnival plc.	657,499,546	10,952,497	2,021,648

To re-elect Richard J. Glasier as a director of Carnival Corporation and Carnival plc.	646,028,499	20,720,805	3,724,388

To re-elect Modesto A. Maidique as a director of Carnival Corporation and Carnival plc.	631,672,568	37,248,255	1,552,868

To re-elect Sir John Parker as a director of Carnival Corporation and Carnival plc.	658,240,298	10,209,237	2,024,157

Resolution/Proposal	For	Against/Withheld(a)	Abstained

To re-elect Peter G. Ratcliffe as a director of Carnival Corporation and Carnival plc.	639,866,129	27,154,188	3,453,375

To re-elect Stuart Subotnick as a director of Carnival Corporation and Carnival plc.	644,650,726	24,273,055	1,549,911

To re-elect Laura Weil as a director of Carnival Corporation and Carnival plc.	663,012,563	7,443,085	18,044

To elect Randall J. Weisenburger as a director of Carnival Corporation and Carnival plc.	657,095,338	6,775,883

To re-elect Uzi Zucker as a director of Carnival Corporation and Carnival plc.	654,394,507	14,526,438	1,552,747

(a)	A vote “withheld” by a shareholder of Carnival Corporation is deemed to be a vote against the resolutions electing or re-electing directors.

Other Matters

Resolution/Proposal	For	Against	Abstained/Withheld(b)	Broker Non-Votes

To re-appoint the UK firm of PricewaterhouseCoopers LLP as independent auditors of Carnival plc and to ratify the selection of the U.S. firm of PricewaterhouseCoopers LLP as the independent registered certified public accounting firm of Carnival Corporation.	670,245,845	158,476	69,368

To authorize the Audit Committee of the Board of Directors of Carnival plc to agree the remuneration of the independent auditors of Carnival plc.	670,198,326	206,733	68,632

To receive the UK accounts and the reports of the directors and auditors of Carnival plc for the financial year ended November 30, 2008.	662,788,142	4,011,757	3,673,790

To approve the directors’ remuneration report of Carnival plc for the financial year ended November 30, 2008.	471,868,475	177,807,823	20,796,741

Resolution/Proposal	For	Against	Abstained/Withheld(b)	Broker Non-Votes

To increase the authorized but unissued share capital of Carnival plc.	666,445,077	3,907,187	121,426

The adoption of the Amended and Restated Articles of Association of Carnival plc.	650,569,313	15,785,553	4,118,823

To approve certain amendments to the articles of association of Carnival plc to take effect October 1, 2009.	665,273,829	4,614,998	584,852

To approve the giving of authority for allotment of new shares by Carnival plc.	662,653,762	7,655,333	164,596

To approve the disapplication of pre-emption rights in relation to the allotment of new shares by Carnival plc.	664,659,757	5,617,548	196,383

To approve a general authority to buy back Carnival plc ordinary shares in the open market.	669,817,366	566,185	90,139

(b)	An “abstained” vote by a shareholder of Carnival Corporation means “withheld” for this purpose, that is a vote neither for nor against the resolution.

Item 6.	Exhibits.

INDEX TO EXHIBITS

			Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1		Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2		Third Amended and Restated By-laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3		Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4		Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Material contracts

10.1	*	Carnival Corporation Amended and Restated 2001 Outside Director Stock Plan.				X

Statement regarding computations of ratios

12		Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1		Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3		Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4		Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

			Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date

31.5		Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6		Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1	**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3	**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5	**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6	**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Micky Arison	By:	/s/ Micky Arison
Micky Arison Chairman of the Board of Directors and Chief Executive Officer		Micky Arison Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Howard S. Frank	By:	/s/ Howard S. Frank
Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer		Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
David Bernstein Senior Vice President and Chief Financial Officer		David Bernstein Senior Vice President and Chief Financial Officer

Date: June 30, 2009		Date: June 30, 2009