Form 10-K
period 2009-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2010-01-29
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or small reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act.

Large Accelerated Filers	☑	Accelerated Filers	☐

Non-Accelerated Filers	☐	Smaller Reporting Companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $10.2 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.	The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $4.2 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 21, 2010, Carnival Corporation had outstanding 620,036,762 shares of its Common Stock, $0.01 par value.	At January 21, 2010, Carnival plc had outstanding 213,447,757 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 620,036,762 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2009 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K (“Form 10-K”).

Part and Item of the Form 10-K

Part II

Item 5(a).	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information, Holders and Performance Graph.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Portions of the Registrants’ 2010 joint definitive proxy statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

PART I

Item 1.	Business.

A.	General

Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association.

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

We are the largest cruise company and one of the largest vacation companies in the world. We have a portfolio of widely recognized cruise brands and are a leading provider of cruises to all major vacation destinations. See Part I, Item 1. Business. B. “Cruise Operations” for additional information.

As of January 28, 2010, the summary by brand of our passenger capacity, the number of cruise ships we operate, and the primary areas in which they are marketed is as follows:

Cruise Brands	Passenger Capacity (a)	Number of Cruise Ships	Primary Market

Carnival Cruise Lines	54,480	22	North America
Princess Cruises (“Princess”)	37,588	17	North America
Costa Cruises (“Costa”) (b)	28,426	14	Europe
Holland America Line	21,378	14	North America
P&O Cruises (c)	11,998	6	United Kingdom (“UK”)
AIDA Cruises (“AIDA”)	9,862	6	Germany
Ibero Cruises (“Ibero”)	5,010	4	Spain and Brazil
P&O Cruises Australia	4,744	3	Australia and New Zealand
Cunard Line (“Cunard”)	4,608	2	UK and North America
Ocean Village (d)	1,578	1	UK
The Yachts of Seabourn (“Seabourn”)	1,074	4	North America

	180,746	93

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)	Includes the 1,488-passenger capacity Costa Europa, which will be operated by an unrelated entity under a bareboat charter agreement, commencing April 2010 and expiring April 2020.

(c)	Includes the 1,200-passenger capacity Artemis, which was sold in October 2009 to an unrelated entity and is being operated by P&O Cruises under a bareboat charter agreement until April 2011.

(d)	The Ocean Village brand is being phased-out with the planned transfer of its ship to P&O Cruises Australia in November 2010.

As of January 28, 2010, we had signed agreements with three shipyards providing for the construction of 13 additional cruise ships scheduled to enter service between February 2010 and June 2012. These additions, net of the two withdrawals mentioned above, are expected to result in an increase in our passenger capacity of 27,754 lower berths. The impact of these net additions is a 15.3% increase in passenger capacity as compared to our January 28, 2010 passenger capacity. It is possible that some of our other older ships may also be sold, chartered or retired during the next few years, thus reducing the size of our fleet over this period. Alternatively, it is also possible that we could acquire more ships, thus increasing the size of our fleet over this period. See Part I, Item 1. Business. B. “Cruise Operations – Ship Information” and Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading cruise/tour operator in the state of Alaska and the Yukon Territory of Canada, which primarily complements our Alaska cruise operations. This tour operator currently owns and operates, among other things, 15 hotels or lodges, with 3,400 guest rooms, 390 motorcoaches and 20 domed rail cars.

Mission, Primary Financial Goal and Related Strategies

Our mission is to deliver exceptional vacation experiences through some of the world’s best-known cruise brands that cater to a variety of different geographic regions and lifestyles, all at an outstanding value unrivalled on land or at sea. Our primary financial goal is to profitably grow our cruise business, while maintaining a strong balance sheet, which enhances our financial flexibility. Our ability to generate significant operating cash flows has allowed us to internally fund the majority of our capital investment program.

To achieve our goals we build new and innovative ships and continue to invest in our existing ships to strengthen the leadership position of each of our brands. Our newbuilding program is the primary platform for growth for our brands that are operating in established cruise markets. We currently have 13 cruise ships scheduled to enter service between February 2010 and June 2012, six of which will enter service in 2010. Our current intention is to have an average of two to three new cruise ships enter service annually in 2012 and beyond. Based on our current ship orders, our growth rate in North America, which is the most developed cruise region, is 3%, compounded annually through 2012. However, the majority of our growth over the next three years will come from our European brands, which are in an earlier stage of market development, and are expected to grow by 9%, compounded annually through 2012. As previously announced, we also intend to grow our presence in emerging growth markets, such as Australia and New Zealand, Asia and South America, by redeploying some of our existing ships to these markets in order to develop an increasing awareness and appetite for cruising.

Our operating structure is decentralized, with each of our major brands having its own headquarters and operating team, which we believe helps create an ownership culture that is an important driver of our performance. We believe this decentralized approach results in delivering a product that is specifically tailored to identifiable geographic regions and lifestyles, which allows us to more effectively penetrate each market. Although we operate under this decentralized structure, we leverage our size to obtain economies of scale and synergies, which reduces costs by consolidating our purchasing power and implementing common cost-containment initiatives, such as common reservation systems, coordinated media buying, tour business integration, cross-selling, shared data centers and shared port facilities.

We believe the successful execution of these and other ongoing strategies has enabled us to become one of the most profitable companies in the vacation industry, while maintaining the industry’s highest credit rating.

Health, Environment, Safety and Security Policy

We are committed to:

•	Protecting the health, safety and security of our guests, employees and all others working on our behalf, thereby promoting an organization that is free of injuries, ill health and loss.
•

Protecting the environment, including the marine environment in which our vessels sail and the communities in which we operate, minimizing adverse environmental consequences and using resources efficiently.

•	Fully complying with or exceeding all legal and statutory requirements related to health, environment, safety and security throughout our business activities.
•	Assigning health, environment, safety and security matters the same priority as other critical business matters.

B.	Cruise Operations

I.	Industry Background

The multi-night cruise industry has grown significantly over the past decade, but still remains a relatively small part of the wider global vacation market in which cruise companies compete for the discretionary income spent by vacationers. According to G.P. Wild (International) Limited (“G.P. Wild”), an independent cruise research company, the global cruise industry carried 16.2 million passengers in 2008 and we estimate, based on internally developed global capacity growth rates, that the global cruise industry carried approximately 17.2 million passengers in 2009. The principal regions from which cruise passengers are sourced are North America, which has increased by an estimated compound annual growth rate of 4.6% between 2003 and 2008, and Western Europe where cruise passengers have increased by a compound annual growth rate of approximately 10.2%. In Europe, cruising represents a smaller proportion of the overall vacation market than it does in North America and, accordingly, we believe the European market has significant growth potential. We also believe that the North American market continues to have growth potential. Other areas such as Australia and New Zealand, Asia and South America are currently a source of fewer cruise passengers, and we believe these regions also have significant growth potential. For a discussion of the favorable characteristics of the cruise industry, which we believe enables it to have these favorable growth prospects, see Part I, Item 1. Business. B. “Cruise Operations - Characteristics of the Cruise Vacation Industry.” During 2009, 2008 and 2007, 48%, 45% and 40% of our revenues were generated from passengers sourced outside North America, respectively, as we continue to expand our global presence. See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for financial information regarding our cruise segment.

Cruising offers a broad range of products to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises on larger ships that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises on more intermediate-sized ships that last from seven to 14 days and appeal to the more experienced cruise guest who is usually more affluent and older. Premium cruises emphasize quality, comfort, style, more destination-focused itineraries and the average pricing is normally higher than contemporary cruises. The luxury experience is usually characterized by small vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports which are inaccessible to larger ships. Notwithstanding these broad classifications, there generally is significant overlap and competition among all cruise products.

We are a leading provider of cruise vacations in all the largest vacation markets in the world, which are comprised of North America, Europe, Australia and New Zealand, Asia and South America. We have product offerings in each of the three classifications noted above. A description of the principal vacation areas where we source substantially all of our guests and our brands that market primarily to these vacationers is discussed below.

II.	North America

Approximately 63% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based vacations. Approximately 10.3 million North American-sourced cruise passengers took cruise vacations for two or more consecutive nights in 2008, and we estimate that approximately 10.4 million passengers cruised in 2009. This market has grown significantly in prior years and we expect that it will continue to grow in the future as new capacity is introduced.

The weighted-average aggregate passenger capacity that has been or is expected to be marketed by the total cruise industry and us in North America is as follows(a):

	Total Cruise Industry	Carnival Corporation & plc
Year
2009	209,000	106,000
2010	218,000	109,000
2011	232,000	113,000
2012	241,000	116,000

(a)	Our estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as the age of ships or changes in the location from where ships’ guests are predominantly sourced and, accordingly, our estimates could indicate a higher percentage growth in North American capacity than will actually occur. These figures also include some ships that were, or are expected to be, marketed in both North America and elsewhere during different times of the year.

The industry’s and our net capacity serving North American-sourced cruise guests has increased at a compound annual growth rate of 2.5% and 4.8%, respectively, for the past three years. The industry’s and our compound annual net capacity growth rate is currently expected to be 4.7% and 3.1%, respectively, for the next three years, based on the assumptions discussed above.

The locations visited by North American-sourced cruise guests in 2009 included the Caribbean (including the Bahamas), Mexican Riviera, the Mediterranean, Alaska, Northern Europe, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, such as South and Central America, the South Pacific islands, Australia, the Far East and India.

Carnival Cruise Lines, Princess, Holland America Line and Seabourn source their guests primarily from North America. Costa and Cunard also source some of their guests from North America.

Carnival Cruise Lines, which began operations in 1972, is our largest brand and is a leader in offering fun, memorable vacations at an affordable price. This brand is widely recognized as the “Fun Ships,” with 22 contemporary ships operating voyages generally from three to eight days. These ships call year-round in ports in the Caribbean (including the Bahamas) and the Mexican Riviera. In addition, they sail on seasonal cruises to Alaska, Bermuda, Canada/New England, Europe, Panama Canal, South America and the Hawaiian Islands. Carnival Cruise Lines will operate from 19 North American homeports in 2010; the most of any cruise brand. In September 2009, Carnival Cruise Lines took delivery of its largest cruise ship, the 3,642-passenger Carnival Dream. Offering a host of innovations including, among others, the largest WaterWorks aqua park at sea, a two-level Serenity adults-only retreat, an entertainment venue called Ocean Plaza and an indoor/outdoor cafe, Carnival Dream is the first in a new class of Dream ships. The line has two additional “Dream-class” ships contracted for delivery, one in 2011 and one in 2012. In addition, Carnival Cruise Lines continues to invest in its current fleet, including the $250 million Evolutions of FunSM product enhancement initiative for its eight Fantasy Class vessels. In 2009, Carnival Sensation and Carnival Ecstasy were the latest ships to undergo these enhancements, which include upgrades to all guest accommodations, a new water park, resort-style pool and the addition of an adults-only deck area.

The brand strives to reconnect guests to the fun in life. A Carnival Cruise Lines vacation offers award-winning dining, spectacular entertainment, spacious staterooms, innovative children’s programming, revitalizing spa services and action-packed casinos. In 2009, Carnival Cruise Lines launched the Your Choice DiningSM program, further enhancing the onboard dining experience with added flexibility and convenience. Carnival Cruise Lines sets the fun in motion and its “FUN FOR ALL. ALL FOR FUN.” brand promise captures the authentic spontaneous fun of the Carnival Cruise Lines experience. This spirit, when combined with a culture that prides itself on innovation, positions the brand well to continue to grow and retain its standing as a cruise market leader.

Princess, whose brand name was made famous by the Love Boat television show, has been providing cruises since 1965. Princess, the world’s third largest cruise line, operates a fleet of 17 modern ships. Princess offers over 125 unique itineraries to more than 330 destinations, with cruises generally from seven to 14 days, and two world cruises in 2010 of 104 and 107 days. Princess is a leading cruise line in international and exotic regions all over the world, including Alaska, Africa, Asia, Europe, South Pacific islands, Australia, and South America. Some of Princess’ Caribbean cruise offerings feature a private island destination that Princess leases and operates, known as Princess Cays which is located on the island of Eleuthera in the Bahamas.

Princess is widely recognized among travel agents as an innovative, premium cruise line committed to helping its guests Escape Completely® from their daily routine and responsibilities. Princess ships have a warm, welcoming “comfortable elegance,” providing a relaxed, rejuvenating retreat from which to explore the world, befitting its mission to be The Consummate Host® to its guests.

The introduction of Ruby Princess in 2008 represented the ninth ship in the evolving Grand Class series of vessels, featuring signatures such as “Movies Under the Stars” outdoor theaters showing first-run Hollywood hits on a 330 square foot outdoor poolside LED screen, the adults-only sanctuary retreat deck and the Piazza atrium experience. While these innovations were launched on Grand Class vessels, Princess is now introducing these amenities throughout its fleet. At least 56% of each of these Grand Class ship’s staterooms have balconies, another characteristic of Princess’ ships.

Holland America Line, with 136 years of cruising experience, operates a premium fleet of 14 ships, with one additional ship, Nieuw Amsterdam contracted for delivery in 2010. Holland America Line cruises call at more than 320 destinations in more than 100 countries and territories on all seven continents. The majority of Holland America Line’s cruises are from seven to 21 days. However there are several longer and more exotic cruises, such as the world cruise which lasts 114 days. Most sailings in the Caribbean visit Holland America Line’s private island in the Bahamas, Half Moon Cay. Holland America’s fleet of mid-sized ships is designed for more intimate cruising. The spacious, classically-designed ships feature airy viewing lounges, wraparound teak decks and private, roomy verandahs that offer guests the chance to experience wildlife and scenery.

As Holland America Line introduces new guests to its premium brand, the brand also continues to enjoy one of the highest rates of repeat cruisers in the cruise industry. Its onboard experience is distinguished by warm, personalized service, a classic and elegant approach to interior design and one of the most extensive collections of art and antiques at sea. The five areas identified as pillars of the Holland America guest experience are (1) spacious, elegant ships and accommodations, (2) sophisticated five-star dining, (3) gracious, award-winning service, (4) extensive enrichment programs and activities and (5) compelling worldwide itineraries.

The Signature of Excellence® product enhancement initiative announced over six years ago has evolved into an ongoing and comprehensive review of every aspect of the Holland America Line guests’ experience and represents a $525 million investment in the brand. Signature of Excellence® features and amenities include upgrades to all guest accommodations, such as new flat panel televisions and plush Euro-top “Dream Beds,” resort-style pools with giant LED screens overlooking them, state-of-the-art onboard show kitchens, more enticing destinations, enhanced dining experiences, such as the popular casual Canaletto Restaurant, more creative activities and even higher levels of service.

Seabourn provides ultra-luxury cruising vacations in a unique, small-yacht style that focuses on personalized services, all-suite accommodations, superb cuisine and unique experiences. Consistently rated among the top vacation choices, Seabourn pampers its guests with complimentary open bars, open-seating restaurants and value-added extras such as Massage MomentsSM on deck, Caviar in the SurfSM beach parties and water sports from the yachts’ fold-down marina. Seabourn’s ships offer destinations throughout the world, including Europe, Asia, the South Pacific islands, Australia and the Americas, with cruises generally from seven to 14 days, with some of longer length, including a 108 day world cruise. Seabourn currently operates three 208-guest yachts and one 450-guest yacht and will continue its fleet expansion with two additional 450-guest yachts, one in 2010 and one in 2011, Seabourn Sojourn and Seabourn Quest, respectively. These larger yachts offer more categories of luxury suites, more dining alternatives and an 11,400-square foot spa facility that is the largest on any ultra-luxury vessel. All the Seabourn yachts have a service ratio of nearly one staff member per guest, and the intimate, sociable atmosphere that has been the hallmark of the Seabourn yachting lifestyle for over 21 years. During 2009 and 2010, the original three 208-guest yachts, Seabourn Pride, Seabourn Spirit and Seabourn Legend, are each scheduled for an interior refurbishment of public areas to more closely match the recently delivered Seabourn Odyssey.

III.	Europe

We believe that Europe is the largest single leisure travel vacation market in the world, but to date cruising in Europe has achieved a much lower level of market penetration than in North America, and represents a relatively small percentage of the European vacation market. Approximately 4.4 million European-sourced passengers took cruise vacations for two or more consecutive nights in 2008 compared to approximately 10.3 million North American-sourced passengers. Additionally, we estimate that about 4.9 million European-sourced passengers took a cruise in 2009, which was approximately the same size as the North American market in 1997. The number of European cruise passengers increased by a compound annual growth rate of approximately 10.8% between 2003 and 2008. We believe that the European market represents a significant growth opportunity for us, and we plan to introduce a number of new ships into Europe over the next several years. In addition to increasing our European revenues, these capacity increases should further benefit us by enabling us to achieve increasing economies of scale. Over 20,000 berths, or 66%, of our passenger capacity under construction has been designated for our European brands. Our European brands represent 33% of our total capacity at November 30, 2009, and we expect them to increase to 37% of our total capacity by 2012, assuming no new acquisitions, transfers or withdrawals are announced other than as previously discussed.

The weighted-average aggregate passenger capacity that has been or is expected to be marketed by the total cruise industry and us in Europe is as follows(a):

Year	Total Cruise Industry	Carnival Corporation & plc
2009	139,000	59,000
2010	154,000	65,000
2011	159,000	70,000
2012	164,000	75,000

(a)	Our estimates of European capacity are based on similar assumptions as discussed previously for our North American estimates.

The industry’s and our net capacity serving European-sourced cruise guests has increased at a compound annual growth rate of 12.0% and 13.6%, respectively, for the past three years. The industry’s and our compound annual net capacity growth rate is currently expected to be 5.8% and 8.9%, respectively, for the next three years.

The locations visited by European-sourced cruise guests in 2009 included the Mediterranean, the Caribbean, Bermuda, Northern Europe (including Scandinavia and the Baltic), the Atlantic Isles (including the Canary Islands and Madeira), the Arabian Gulf and Indian Ocean, New England and Canada and other exotic locations around the world.

a.	United Kingdom

The UK is one of the largest regions from which cruise passengers are sourced in Europe. Approximately 1.5 million UK passengers took cruises in 2008, and we estimate that a similar number also took cruises in 2009. Cruising in the UK is an established alternative to land-based resort and sightseeing vacations. The number of UK cruise passengers increased by a compound annual growth rate of approximately 8.9% between 2003 and 2008. We believe that the UK has growth potential for the cruise industry because the market penetration level is estimated at approximately 80% of North America’s market penetration level.

P&O Cruises sources substantially all of its guests from the UK. Cunard sources most of its guests from the UK, North America, Germany and Australia. Our North American brands and Costa also source some guests from the UK. Our UK Ocean Village brand is being phased-out with the transfer of its ships to P&O Cruises Australia. The first ship was transferred in November 2009 and the second ship is planned to be transferred in November 2010.

P&O Cruises, with over 170 years of cruising experience, is the largest cruise operator and best known cruise brand in the UK, with six premium ships, and one additional ship, Azura, contracted for delivery in 2010. Artemis will leave the fleet in April 2011, as it was sold in October 2009 and is currently being chartered back. Artemis will be replaced by Adonia, which is currently sailing as Royal Princess. She will be the smallest ship in the fleet with a 710-passenger capacity, and will take over the small ship, traditional, adult-only product offering. These ships cruise to over 205 destinations in 74 countries, with most cruises generally from seven to 16 days, but with some cruises lasting longer, including three world cruises ranging from 84 to 104 days. P&O Cruises offers cruises from Southampton, England to the Mediterranean, the Atlantic Isles, the Baltic, Scandinavia and the Norwegian Fjords for the majority of the year, and primarily operates Caribbean cruises and a choice of world cruises during the fall and winter.

The recent P&O Cruises fleet expansion has enabled P&O Cruises to offer a more modern style of cruising to its UK cruise guests and broaden its appeal, reaching younger guests with and without families, while retaining older and more traditional British guests. Artemis and Arcadia are adult-only ships, which generally appeal to an older demographic, while the rest of the fleet is well-suited towards families.

P&O Cruises’ ships deliver a world of extraordinary experiences for guests by ensuring that they offer a high quality distinctly British experience, which is described by regular guests as “like coming home” every time they return for a P&O Cruises holiday. The P&O Cruises ships are different from one another, which allows the British guest to tailor their holiday by selecting the ship that best reflects their holiday requirements. It also means that repeat customers can enjoy different P&O Cruises ship experiences each time they sail.

Ventura and Oceana offer a more contemporary and innovative experience with a more informal atmosphere and range of alternative dining venues, from restaurants and buffets to grills and bistros. The elegant superliners Arcadia, Aurora and Oriana offer a stylish and classic cruise experience with their broad decks, traditional artwork and blend of formal and informal onboard experiences. Artemis, the smallest ship in the P&O Cruises fleet, offers a more traditional and intimate experience, calling on ports not visited by larger vessels and fostering a real sense of camaraderie between her guests.

Cunard, which was launched in 1839 and has the Most Famous Ocean Liners In The WorldSM, operates two premium/luxury ships that evoke a golden era of luxurious cruising with one additional ship, Queen Elizabeth, contracted for delivery in 2010. Cunard’s flagship, Queen Mary 2, is the largest and grandest ocean liner in the world and operates the northern transatlantic crossing route as well as a world cruise, Mediterranean and Northern European voyages and a fall Caribbean program. Cunard’s newest ship, Queen Victoria, is a marriage of heritage and innovation with a three tier grand lobby that offers a sense of the lavish lifestyle that its guests experience onboard. Queen Victoria will embark on a world cruise prior to sailing out of Southampton throughout the summer of 2010 on a series of Northern Europe and Mediterranean voyages followed by a fall Mediterranean program. Most of Cunard’s voyages range from seven to 14 days with two world cruises of 96 and 101 days.

b.	Continental Europe

The main countries in continental Europe for sourcing cruise passengers are Germany, Italy, France and Spain. Together, these main countries generated approximately 2.4 million cruise passengers in 2008 and we estimate that approximately 2.8 million passengers took a cruise in 2009. Cruising by passengers from these countries increased by a compound annual growth rate of approximately 11.7% between 2003 and 2008. We believe that continental Europe has significant growth potential for the cruise industry because the market penetration level is estimated at approximately one-third of North America’s market penetration level. We intend to increase our penetration in continental Europe primarily through Costa, AIDA and Ibero.

Costa is Italy’s and Europe’s #1 Cruise Line based on guests carried and ship capacity, and boasts over 61 years of cruising history. Costa is one of the most recognized cruise brands marketed in Europe. In 2009 Costa took delivery of two new cruise ships and now operates 14 contemporary ships, with three additional ships, Costa Deliziosa, Costa Favolosa and Costa Fascinosa, contracted for delivery, one in each of 2010, 2011 and 2012. This is the largest increase in passenger capacity currently on order by any cruise brand. With these three new ship additions, net of Costa Europa leaving the fleet in 2010, Costa’s existing capacity will grow by 24%.

Costa offers guests an international and multi-lingual ambiance with an Italian touch. Costa principally serves customers in Italy, France, Germany and Spain, but its 1.3 million guests in 2009 came from over 170 countries. The Costa brand offers a more traditional product catering to an older demographic in Germany and a higher-end contemporary product in Spain and thus segments these markets where we also own and operate the AIDA and Ibero brands.

The Costa ships call on 250 ports around the world, with 100 different itineraries, most from seven to 11 days. Costa’s ships operate in Europe from spring to fall. From fall 2009 to spring 2010 Costa repositioned three of its ships to the Caribbean, three of its ships to South America, two of its ships to the Arabian Gulf to be based in Dubai, United Arab Emirates (“U.A.E.”), one of its ships to the Indian Ocean to be based from the Island of Mauritius, one ship offering 18-day winter cruises between Savona, Italy and Dubai, U.A.E. and maintains a year-round presence with three of its ships in the Mediterranean. See Part I, Item 1. Business. B. “Cruise Operations – Asia” for additional discussion of Costa’s expanding operations in Asia.

AIDA, which began operating in 1996, sources substantially all of its guests from Germany, Austria, and German-speaking Switzerland, and is the leader and most recognized cruise brand in the German cruise market. AIDA operates six contemporary ships, with three additional ships contracted for delivery, one in each of 2010, 2011 and 2012. With these three new ship additions, AIDA’s existing capacity will grow by 67%. AIDA’s current generation of vessels, including AIDAdiva, AIDAbella and AIDAluna, which AIDA took delivery of in 2007, 2008 and 2009, respectively, are innovative. For example, AIDA introduced the “Theatrium,” a completely new space concept that provides guests a central meeting space and an enhanced entertainment venue. For the next three newbuilds, commencing with the AIDAblu in 2010, the spa concept has been further developed, including 30 spa suites and veranda cabins. Additional product innovations on AIDAblu will be the Brauhaus, the first brewery on a cruise ship.

AIDA’s product is especially tailored for the German-speaking market and offers an exceptionally relaxed, yet active, cruising experience with an emphasis on lifestyle, choice, informality, friendliness and activity. Spa and fitness areas and a variety of dining options, ranging from informal, but excellent quality buffets, to grills and exclusive restaurants, characterize the experience onboard the vessels.

AIDA offers its guests cruises generally from four to 14 days, while calling on approximately 140 ports. During the summer, the AIDA ships sail in the Mediterranean, the North Sea, the Baltic Sea and Canada/New England, while itineraries for the winter include the Caribbean, Central America, the Western Mediterranean, the Atlantic Isles, the Arabian Gulf and Trans-Suez Canal passages. In the fall of 2009, AIDA began offering Southeast Asia cruises, which visit Singapore, Thailand, Vietnam, India and other countries in this region.

In July 2009, we purchased the remaining 25% minority interest in Ibero, which is our wholly-owned Spanish cruise line that began operations in 2003. Ibero currently operates three contemporary cruise ships and generally offers cruises of seven days. In November 2009, we transferred Carnival Cruise Lines’ 1,440-passenger capacity Holiday to Ibero. The renamed Grand Holiday is currently undergoing a multi-million dollar refurbishment, which includes, among other things, the remodeling of guest accommodations and public areas and enhancing the spa facilities, before her first sailing in May 2010. Substantially all of Ibero’s guests are sourced from Spain and Brazil. Ibero’s ships are especially tailored to the Spanish market, including Spanish-speaking officers and crew as well as Mediterranean and Spanish-style food and entertainment. Ibero’s three ships in operation were repositioned to South America in November 2009 to operate Ibero cruises along the Brazilian coast through March 2010. Eight different itineraries are being offered from the homeports of Santos and Rio de Janeiro, Brazil. From March/May to October 2010, all of Ibero’s ships will offer seven-day Mediterranean and Northern European sailings from Barcelona and Malaga, Spain; Venice, Italy; Athens, Greece; Istanbul, Turkey; Copenhagen, Denmark and Helsinki, Finland.

IV.	Australia and New Zealand

Cruising in Australia and New Zealand continues to develop. We estimate that approximately 340,000 Australians and New Zealanders took cruise vacations in 2008 and we estimate that approximately 425,000 passengers cruised in 2009. Cruising by passengers from these countries increased by a compound annual growth rate of approximately 15.1% between 2003 and 2008. We serve this region primarily through the contemporary P&O Cruises Australia brand, which is the leading cruise line in Australia and New Zealand. In addition, our premium brand Princess Cruises has a significant presence in the Australian market, thus allowing us to segment this market. We believe that the Australian and New Zealand market has significant growth potential for the cruise industry because the market penetration level is estimated at approximately 44% of North America’s market penetration level.

P&O Cruises Australia, with over 75 years of cruising experience, caters specifically to Australians and New Zealanders. P&O Cruises Australia is more than doubling its fleet capacity with the transfer of the two Ocean Village ships. The first ship was transferred in November 2009 and was renamed Pacific Jewel. Pacific Jewel has just completed a multi-million dollar refurbishment and has more balconies than any contemporary ship deployed year-round from Australia, an on-deck high wire circus show and the “Salt Grill” restaurant, a new dining concept developed with Australia’s first cruise celebrity chef, Luke Mangan. The second ship is planned to be transferred in November 2010 and will be renamed Pacific Pearl. Pacific Pearl will also undertake a major refurbishment prior to her deployment in the Australian and New Zealand markets with an emphasis on tailoring the vessel for family cruising.

Its three contemporary ships, Pacific Dawn, Pacific Jewel and Pacific Sun, generally offer cruises from seven to 10 days. The ships are homeported from Sydney and Brisbane, Australia and Auckland, New Zealand. In 2010, with the introduction of the Pacific Jewel, P&O Cruises Australia will also start homeporting from Newcastle and Fremantle, Australia. These cruises enable guests to discover the islands of the South Pacific from New Caledonia to Tahiti, as well as exploring Australia’s magnificent coast line, New Zealand and Asia.

Princess deploys both Sun Princess and Dawn Princess in the Australian market on a year-round basis for cruises departing from the homeports of Fremantle, Melbourne and Sydney, Australia. Princess’ cruises visit the South Pacific islands, Australia, New Zealand and Asia; and generally range from 13 to 17 days, with one world cruise of 104 days.

V.	Asia

We began sourcing passengers from China and the surrounding markets in 2006. In 2008, we carried approximately 19,000 Chinese guests on cruise vacations and in 2009 we carried 33,000 Chinese guests, a 74% increase. We source most of our Chinese guests from the cities of Beijing and Shanghai and the province of Guangdong, which have a combined population of over 130 million. Tourism is one of the most rapidly growing sectors in the Chinese economy as Chinese discretionary income has increased by a compound average growth rate of 10.4% over the last five years. More than 40 million Chinese tourists traveled abroad in 2007. This figure is forecast by us to increase to over 50 million by 2010. We believe this market has significant cruise industry growth potential given its early stage of development, large population, easing of travel restrictions and expanding international tourist travel.

Costa Asia began its contemporary cruise operations in July 2006 with Costa Allegra being homeported out of China to cater primarily to the Chinese and surrounding markets. Costa was the first international cruise line to homeport a ship in China. During 2009, Costa Classica began operating cruises tailored specifically to Chinese guests; more than doubling Costa Asia’s capacity in this market. The Chinese vacation market is highly seasonal with short cruises offered primarily to Chinese and surrounding market vacationers during the peak Chinese holiday seasons and longer Far East cruises offered principally to Europeans during the non-peak Chinese vacation months. Costa Allegra will be offering 14-day cruises from Singapore until the end of March 2010. Then she will move to Europe and be replaced by the larger 1,344-passenger capacity Costa Romantica. Costa Romantica will be dedicated mainly to the local market offering from three to six-day cruises from Tianjin and Shanghai, China until October 2010, and then offering two longer cruises to Singapore before repositioning to Mauritius in late November 2010. Costa Classica will be offering 14 and 15-day cruises from Hong Kong in January, March and April 2010 and will be the first ship offering four-day cruises from Hong Kong in February. In May, July, August, September and October 2010 she will be offering from three to six-day cruises from Shanghai. In June 2010, Costa Classica will be sailing from 4 to 6-day cruises out of Hong Kong offering cruises direct from mainland China to Taiwan.

These ships are tailored to the Chinese market, serving Chinese style food and beverages, offering mah-jongg tables in the casino and providing high-end well-known luxury brands in their retail shops. The Costa Asia product is unique, bringing a high European standard of holiday cruising to Chinese and surrounding market guests in their own locality.

VI.	South America

For many years cruise vacations have been marketed in South America, principally to Brazilian and Argentinean-sourced passengers, although cruising as a vacation alternative remains in a relatively early stage of development in the region. Brazil has a population of slightly under 200 million, and their discretionary incomes are expected to grow significantly in the future. Based on our internal estimates, approximately 380,000 Brazilians and Argentineans took a cruise vacation in 2008 and almost half of these guests sailed on a Carnival Corporation & plc brand, and we estimate 550,000 took a cruise vacation in 2009, which is approximately 5% of North America’s market penetration level. Accordingly, we believe this region has significant cruise growth potential.

Cruises from South America typically occur during the Southern Hemisphere summer months of November through March. For many years our presence was primarily through the Costa brand, which is operating three vessels in winter 2010 in this region, the Costa Concordia, Costa Magica and Costa Victoria, totaling 7,608 lower berths. These ships depart from Santos and Rio de Janeiro, Brazil and Buenos Aires, Argentina; with itineraries that put the spotlight on discovering Northeast and Southern Brazil, Uruguay and Argentina. In addition, as previously mentioned, Ibero has deployed three of its ships to Brazil from November 2009 to March 2010, offering eight different Brazilian coast itineraries from the homeports of Santos and Rio de Janeiro, Brazil.

VII.	Ship Information

a.	Ships In Service

Summary information of our ships in service as of January 28, 2010 is as follows:

Brand and Ship	Registry	Calendar Year Delivered	Passenger Capacity
Carnival Cruise Lines
Carnival Dream	Panama	2009	3,642
Carnival Splendor	Panama	2008	2,998
Carnival Freedom	Panama	2007	2,966
Carnival Liberty	Panama	2005	2,966
Carnival Valor	Panama	2004	2,966
Carnival Miracle	Panama	2004	2,118
Carnival Glory	Panama	2003	2,966
Carnival Conquest	Panama	2002	2,966
Carnival Legend	Panama	2002	2,118
Carnival Pride	Panama	2001	2,118
Carnival Spirit	Panama	2001	2,120
Carnival Victory	Panama	2000	2,750
Carnival Triumph	Bahamas	1999	2,750
Carnival Paradise	Panama	1998	2,048
Carnival Elation	Panama	1998	2,050
Carnival Destiny	Bahamas	1996	2,634
Carnival Inspiration	Bahamas	1996	2,050
Carnival Imagination	Bahamas	1995	2,050
Carnival Fascination	Bahamas	1994	2,050
Carnival Sensation	Bahamas	1993	2,050
Carnival Ecstasy	Panama	1991	2,050
Carnival Fantasy	Panama	1990	2,054

Total Carnival Cruise Lines			54,480

Princess
Ruby Princess	Bermuda	2008	3,084
Emerald Princess	Bermuda	2007	3,082
Crown Princess	Bermuda	2006	3,080
Sapphire Princess	Bermuda	2004	2,678
Caribbean Princess	Bermuda	2004	3,114
Diamond Princess	Bermuda	2004	2,678
Island Princess	Bermuda	2003	1,974
Coral Princess	Bermuda	2002	1,974
Star Princess	Bermuda	2002	2,598
Royal Princess(a)	Bermuda	2001	710
Golden Princess	Bermuda	2001	2,636
Ocean Princess	Bermuda	2000	676
Pacific Princess	Bermuda	1999	676
Sea Princess	Bermuda	1998	2,016
Grand Princess	Bermuda	1998	2,592
Dawn Princess	Bermuda	1997	1,998
Sun Princess	Bermuda	1995	2,022

Total Princess			37,588

Costa
Costa Pacifica	Italy	2009	2,978
Costa Luminosa	Italy	2009	2,260
Costa Serena	Italy	2007	2,978
Costa Concordia	Italy	2006	2,978
Costa Magica	Italy	2004	2,702
Costa Fortuna	Italy	2003	2,702
Costa Mediterranea	Italy	2003	2,114
Costa Atlantica	Italy	2000	2,114
Costa Victoria	Italy	1996	1,928
Costa Romantica	Italy	1993	1,344
Costa Allegra	Italy	1992	784
Costa Classica	Italy	1991	1,302
Costa Marina	Italy	1990	754
Costa Europa(b)	Italy	1986	1,488

Total Costa			28,426

Brand and Ship	Registry	Calendar Year Delivered	Passenger Capacity
Holland America Line
Eurodam	Netherlands	2008	2,104
Noordam	Netherlands	2006	1,918
Westerdam	Netherlands	2004	1,916
Oosterdam	Netherlands	2003	1,916
Zuiderdam	Netherlands	2002	1,916
Zaandam	Netherlands	2000	1,432
Amsterdam	Netherlands	2000	1,380
Volendam	Netherlands	1999	1,432
Rotterdam	Netherlands	1997	1,404
Veendam	Netherlands	1996	1,350
Ryndam	Netherlands	1994	1,260
Maasdam	Netherlands	1993	1,258
Statendam	Netherlands	1993	1,258
Prinsendam	Netherlands	1988	834

Total Holland America Line			21,378

P&O Cruises
Ventura	Bermuda	2008	3,078
Arcadia	Bermuda	2005	2,016
Oceana	Bermuda	2000	2,016
Aurora	Bermuda	2000	1,870
Oriana	Bermuda	1995	1,818
Artemis(c)	Bermuda	1984	1,200

Total P&O Cruises			11,998

AIDA
AIDAluna	Italy	2009	2,050
AIDAbella	Italy	2008	2,050
AIDAdiva	Italy	2007	2,050
AIDAaura	Italy	2003	1,266
AIDAvita	Italy	2002	1,266
AIDAcara	Italy	1996	1,180

Total AIDA			9,862

Ibero
Grand Voyager	Portugal	2000	832
Grand Mistral	Portugal	1999	1,244
Grand Celebration	Portugal	1987	1,494
Grand Holiday	Portugal	1985	1,440

Total Ibero			5,010

P&O Cruises Australia
Pacific Dawn	UK	1991	1,596
Pacific Jewel	UK	1990	1,668
Pacific Sun	UK	1986	1,480

Total P&O Cruises Australia			4,744

Cunard
Queen Victoria	UK	2007	1,988
Queen Mary 2	UK	2003	2,620

Total Cunard			4,608

Ocean Village(d)
Ocean Village	UK	1989	1,578

Seabourn
Seabourn Odyssey	Bahamas	2009	450
Seabourn Legend	Bahamas	1992	208
Seabourn Spirit	Bahamas	1989	208
Seabourn Pride	Bahamas	1988	208

Total Seabourn			1,074

Total			180,746

(a)	Royal Princess will be transferred to P&O Cruises UK in April 2011 and be renamed Adonia.

(b)	Costa Europa will be operated by an unrelated entity under a long-term bareboat charter agreement, commencing April 2010 and expiring April 2020.

(c)	Artemis was sold in October 2009 to an unrelated entity and is being operated by P&O Cruises under a bareboat charter agreement until April 2011.

(d)	The Ocean Village brand is being phased-out with the planned transfer of its ship to P&O Cruises Australia in November 2010.

b.	Ships Under Contract for Construction

Summary information of our ships under contract for construction as of January 28, 2010 is as follows:

Brand and Ship	Expected Service Date(a)	Passenger Capacity
Carnival Cruise Lines
Carnival Magic	5/11	3,690
Newbuild	6/12	3,690

Total Carnival Cruise Lines		7,380

Costa
Costa Deliziosa	2/10	2,260
Costa Favolosa	7/11	3,012
Costa Fascinosa	5/12	3,012

Total Costa		8,284

Holland America Line
Nieuw Amsterdam	7/10	2,106

P&O Cruises
Azura	4/10	3,100

AIDA
AIDAblu	2/10	2,192
AIDAsol	4/11	2,194
Newbuild	5/12	2,194

Total AIDA		6,580

Cunard
Queen Elizabeth	10/10	2,092

Seabourn
Seabourn Sojourn	6/10	450
Seabourn Quest	6/11	450

Total Seabourn		900

Total		30,442

(a)	The expected service date is the month in which the ship is currently expected to begin its first revenue generating cruise. All of our ship construction contracts are with the Fincantieri shipyards in Italy, except for AIDA’s which are with the Meyer Werft shipyard in Germany and Seabourn’s which are with the T. Mariotti shipyard in Italy.

VIII.	Characteristics of the Cruise Vacation Industry

a.	Exceptional Value Proposition

We believe that the cost to a guest for a cruise vacation represents an exceptional value in comparison to other comparable land-based vacations. This is especially true when considering that a cruise provides its guests with transportation to various destinations, while also providing hotel accommodations, food and some entertainment for one all-inclusive, competitive price. In order to make cruising even more cost effective and more easily accessible to our guests, we offer a number of drive-to-homeports, which reduces certain cruise guests’ overall vacation costs because the air transportation costs are eliminated.

b.	Relatively Low Market Penetration Levels

Based on industry data, the 2008 annual penetration rate, computed based on the number of annual cruise passengers as a percentage of the total population, is 3.0% for North America, 2.4% in the UK, 0.9% in continental Europe (continental Europe represents Germany, Italy, France, Spain and Portugal) and 1.3% for Australia and New Zealand. Only about 20% of the U.S. population, 9 to 10% of the UK population and 4 to 5% of the continental European population have ever taken a cruise. In addition, Europeans have significantly more vacation days in a year than North Americans, which presents opportunities for increases in the European penetration levels as compared to the level in North America.

Elsewhere in the world, such as Asia and South America, cruising is at an early stage of development and has far lower penetration rates. However, there have been an increasing number of these relatively lower penetrated countries in the world where economic growth has fueled an increasing demand for vacations, including cruising.

c.	Wide Appeal

Cruising appeals to a broad range of ages and income levels. The average age of a cruise guest in North America is 48 years old and we believe that it is a similar age for the rest of the world. However, cruising is designed to provide something for every generation, from the youth clubs for four to five year olds to the elegance, style and sophistication of a bygone era provided to our more senior guests. Cruising also offers a very broad range of price points to attract people from substantially all income levels. The range of pricing can vary from a three-day cruise from a local homeport in an inside state room on a contemporary line to a penthouse suite on a world cruise, on a premium or luxury line.

d.	Positive Guest Demographics

The age of the U.S., Canadian and Western European populations is increasing, primarily as a result of the aging of the Baby-Boom generation and healthcare advancements. Therefore, between 2010 and 2020, the number of people in the cruise industry’s primary age group of 45 years and older are expected to grow by 20 million, or 15%, in the U.S. and Canada, and 17 million, or 12%, in the major Western European countries. We believe the cruise industry is well-positioned to take advantage of these favorable demographic trends impacting its major markets.

e.	High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. According to industry surveys, North American cruise guests have a total satisfaction rating of 95%, with nearly 45% of cruise guests stating that they are extremely satisfied with the experience, which is defined in the surveys as the highest satisfaction rating of any vacation alternative they have experienced. Based on our internal surveys our European cruise guests are very satisfied with their cruise vacations, which we believe is a very positive response to our European cruise offerings.

f.	Favorable Supply Versus Demand Balance

Our current intention is to have an average of two to three new cruise ships enter service annually in 2012 and beyond, which is below our recent growth levels. In addition we believe that some of our competitors will also be slowing down their future capacity growth, as evidenced by some recent cancellations of ship orders and the expiration of their options to purchase new ships. Moreover, due to the significant amount of capital required to purchase a new cruise ship and the complexities surrounding their operation, the cruise industry has high barriers of entry. Based on the above factors, among others, we expect long-term cruise industry supply growth to slow, while we expect demand to accelerate as global economies recover and emerging markets continue to develop. We believe this favorable supply versus demand balance will have positive impacts on our ability to profitably grow our business.

IX.	Passengers, Capacity and Occupancy

Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows:

Fiscal Year	Cruise Passengers	Passenger Capacity	Occupancy(a)
2005	6,848,000	136,960	105.6%
2006	7,008,000	143,676	106.0%
2007	7,672,000	158,352	105.6%
2008	8,183,000	169,040	105.7%
2009	8,519,000	180,746	105.5%

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Our passenger capacity has grown from 136,960 berths at November 30, 2005 to 180,746 berths at November 30, 2009, primarily because of the deliveries of 18 new cruise ships during this four-year period. See Part I, Item l. Business. B. “Cruise Operations – Ship Information” for additional information.

The occupancy level on our ships during each quarter indicated below was as follows:

	Occupancy
Quarters Ended	2009	2008
February 28/29	103.9%	104.3%
May 31	103.3%	104.8%
August 31	111.4%	110.9%
November 30	103.2%	102.6%

X.	Cruise Ship Construction and Cruise Port and Repair Facility Development and Operations

As of January 28, 2010, we had signed agreements with three shipyards providing for the construction of 13 additional cruise ships scheduled to enter service between February 2010 and June 2012. These agreements cannot be cancelled by either party without cause, and such cancellation will subject the defaulting party to contractual liquidated damages. See Part I, Item 1. Business. B. “Cruise Operations – Ship Information” and Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

We are involved in the development of new or enhanced cruise port facilities. These facilities are expected to provide our guests with an improved vacation experience. Our involvement is usually in cooperation with governmental entities and typically includes providing development and management expertise and financial commitments that are limited to long-term port usage agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves.

During 2009, we were in various stages of involvement with the development, enhancement and/or financing of government and privately-owned and operated cruise port facilities in Galveston, Texas; Miami, Florida; Marseilles, France; New York City, New York; San Diego, California; San Juan, Puerto Rico; Southampton, England and St. Maarten, Netherlands Antilles. In addition, we currently operate or have interests in joint ventures that operate port facilities in Barcelona, Spain; Civitavecchia, Italy; Cozumel, Mexico; Grand Turk, Turks and Caicos Islands; Hamburg, Germany; Juneau, Alaska; Long Beach, California; Naples, Italy; Roatán, Honduras and Savona, Italy.

We own a 40% interest in Grand Bahama Shipyard Ltd. (“GBSL”), which is the largest cruise ship dry-dock repair facility in the world. Royal Caribbean Cruises Ltd. (“RCCL”), one of our cruise competitors, also owns a 40% interest and the Grand Bahama Port Authority owns 20%. We account for our investment using the equity method, and our total net investment in and notes receivable from GBSL were $76 million at November 30, 2009. GBSL had an aggregate of $138 million of outstanding debt to RCCL and us and $5 million outstanding under a revolving credit facility at November 30, 2009. This repair facility, located in Freeport, Grand Bahama, has three dry-docks, which can accommodate ships up to 137,000 tons. During 2009, RCCL and our brands had an aggregate of 19 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships were worked on at this facility. GBSL generated total revenues of $125 million in 2009, the majority of which were derived from work on RCCL and our cruise ships.

XI.	Cruise Pricing and Payment Terms

Each of our cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through early booking discount programs and other promotions. The cruise ticket price typically includes accommodations, most meals, some non-alcoholic beverages, and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including a fully-equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a jogging track, a health club, swimming pools, sun decks, whirlpools and saunas. Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation with the balance due before the departure date, although some of our European brands provide certain of their travel agents and tour operators with credit terms even though these parties typically require the guest to pay for the entire cruise before sailing.

If our guests do not pay a vacation protection premium for the ability to obtain a refund if they cancel their cruise within a pre-defined period before sailing, then they are subject to a cancellation fee, which we recognize in cruise passenger ticket revenues upon cancellation. For those guests who pay a vacation protection premium for the ability to obtain a refund, they will receive all or a portion of their deposit back in accordance with the terms of the program, while we will recognize this premium in other revenues.

Historically, our advance bookings have generally been taken from several months in advance of the departure date for all contemporary brand sailings, to more than a year in advance for some of our luxury and European brand sailings. Generally, the longer the cruise itinerary the further in advance the bookings are made. This lead-time provides us with more time to manage our prices in relation to demand for available cabins, with the goal of achieving higher overall net revenue yields (see “Key Performance Non-GAAP Financial Indicators” in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K). In addition, some of our fares such as Carnival Cruise Lines’ Early Saver fares, Costa’s Pronto Price Savings fares and Holland America Line’s Early Advantage and Mariner Savings fares are designed to encourage potential guests to book cruise reservations earlier. In addition, AIDA has a “JustAIDA” booking program that allows guests to make a reservation two to three months before sailing, but the exact cruise ship and specific itinerary are not determined by AIDA until two weeks prior to sailing in order to help AIDA maximize their net revenue yields.

As a convenience to our guests, we offer to arrange air transportation to and from the port. When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices typically vary by gateway and destination. Over the last several years about 15% of our guests purchased air transportation from us. We believe this relatively low percentage is partially a result of having embarkation points close to our guests’ homes and partially due to the wide availability of competitively priced air tickets sold by third parties. In addition, for some of our European brands’ cruise itineraries we charter aircraft to facilitate our guests travel to distant locations.

In 2007, we introduced a fuel supplement across substantially all of our cruise brands, which resulted in an additional fee being charged to the guests on these brands, commencing for the most part with cruises departing in early 2008. This temporary fuel supplement, which is included in cruise passenger ticket revenues, was introduced to partially offset a portion of the very high fuel costs we had been experiencing, and was usually charged on a daily basis, with established total maximum amounts per passenger. As a result of fuel price declines in late 2008, substantially all of our brands no longer charge the fuel supplement. We reserve the right to reinstate our fuel supplements and will continue to monitor our markets and review our position based upon the appropriate facts and circumstances.

XII.	Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. We earn onboard and other revenues from activities and services not included in the cruise ticket price consisting of, but not limited to, bar and some beverage sales, shore excursions, casino gaming, gift shop sales, photo sales, spa services, internet services, cellular phone and telephone usage, art auctions, bingo games and lottery tickets, enhanced dining experiences in alternative restaurants, onboard promotional advertising for merchants located at our ports of call, entertainment arcades, 4D cinema, laundry services, Grand Prix simulators, libraries, ship tours, golf lessons, snorkel and bike equipment rentals, retail port facility rentals, training conference facilities and video diaries.

Our casinos, which are operated directly by us, contain slot machines and a mix of gaming tables. The casinos are only open when our ships are at sea in international waters or when otherwise specifically permitted by law.

Sales to our guests of shore excursions at each ship’s ports of call include, among other things, general sightseeing and adventure outings and local boat and beach parties, typically utilizing locally-owned operators. For the Holland America Line, Princess and Carnival Cruise Lines ships sailing to destinations in Alaska, shore excursions are operated by Holland America Princess Alaska Tours, as well as locally-owned operators.

In conjunction with our cruise vacations, substantially all our cruise brands sell pre-and post-cruise land packages of one to four nights. Vacation packages offered in conjunction with ships based in North America include nearby attractions or other vacation destinations, such as individual/multiple city tours of Boston, Massachusetts; New York City, New York; Seattle, Washington; San Diego, California and Vancouver, British Columbia. Vacation packages offered in conjunction with ships based in Europe include stays in well-known European cities such as Athens, Greece; Barcelona, Spain; Copenhagen, Denmark; London, England; Paris, France and Rome, Italy.

In conjunction with our Alaska cruise vacations, principally on our Holland America Line, Princess and Carnival Cruise Lines ships, we sell pre-and post-cruise land packages, utilizing, to a large extent, our transportation and hotel assets, which revenues are included in our other segment.

XIII.	Sales Relationships and Marketing Activities

We sell our cruises mainly through travel agents, including wholesalers and tour operators. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands, except for certain brands sourcing UK and Australian guests as discussed below. These travel agent relationships are not exclusive and most travel agents also sell cruises and other vacations provided by our competitors. We train and motivate travel agents to support our products with competitive sales and pricing policies and joint marketing programs. We also employ a wide variety of marketing techniques, including websites, seminars and videos, to familiarize agents with our cruise brands and products. As with our brands’ travel agent relationships, each of our brands’ marketing programs are generally independent of each other. In each of our principal markets, we have familiarized the travel agency community with our cruise brands and products.

Travel agents generally receive standard commissions of 10%, plus the potential of additional commissions based on sales volume. During fiscal 2009, no controlled group of travel agencies accounted for 10% or more of our revenues.

We are a customer service-driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry. Our investment in customer service includes the development of employees and systems. We continually improve our systems within the reservations and customer relationship management functions, emphasizing the continuing support of the travel agency community, while simultaneously developing greater contact and interactivity with our high-value guest base. Each brand has its own website, which provides access to information about our products to users throughout the world, and substantially all provide booking engines to our travel partners and to our customers to enable them to more efficiently book our cruises, shore excursions and, in some cases, other onboard activities. We also support booking capabilities through global distribution systems, including Amadeus, Travelport and SABRE. Although the vast majority of our cruises are distributed through travel agents, we also accept telephone and internet bookings from customers who choose to contact us directly. Finally, as part of our effort to improve the embarkation process for our guests, as well as increase our efficiency, most of our brands offer their guests the ability to generate their own electronic ticket documents via their websites.

As part of the management of our customer relationships, we have pursued comprehensive marketing and advertising campaigns to promote our brands to vacationers and our travel agent partners. The principal media used for marketing and advertising are television, magazine, radio, online, outdoor, direct mail, e-mail, blogs, online journals and social media. More recently, there has been a shift from print media to online (display and search) and social media (e.g., Facebook, YouTube, Twitter, Flickr and Podcasts) that help us engage in two-way conversations with consumers, creates brand advocates and provides real-time feedback in terms of brand and product perceptions. Blogs and online journals are a useful way for us to disseminate information. Crew blogs are written by ship captains, cruise and entertainment directors, executive pursers and special guests. Newbuild sites are devoted to key milestones for ships, such as Holland America Line’s Nieuw Amsterdam. Cruise line communities, such as AIDA’s Web Lounge and The World of Costa, are a way for guests to connect through a shared interest in a particular brand. For example, the blog of Carnival Cruise Lines’ Senior Cruise Director, John Heald, has attracted over 5.5 million visits since being launched two years ago and Carnival Cruise Lines’ website receives more visits per month than any other cruise company website, based on Hitwise analysis, a leading independent online measurement provider. In addition, our brands have accumulated a database containing information on about 50 million past guests and prospects that we believe we can utilize to more efficiently and effectively market our products.

To further stimulate demand, we offer a number of homeports that are closer to guests’ homes as this enables certain guests to lower the price of their cruise vacation by substantially reducing or eliminating the cost of air travel to and from the port.

In the UK and Australia we have formed a sales alliance known as the “Complete Cruise Solution,” whereby our UK and Australian sales forces and back-office operations are able to provide their travel agents with one-stop cruise shopping for a number of our brands. In North America and the UK, we also raise consumer and travel agent awareness through the “World’s Leading Cruise Lines” alliances for our families of North American and UK cruise brands. Finally, most of our cruise brands offer their own past guest recognition programs, such as Princess’ “Captain’s Circle”, Costa’s “CostaClub” or Holland America Line’s “Mariner Society,” through which they reward repeat guests with special incentives such as discounted fares, expedited ship embarkation and disembarkation and onboard activities.

XIV.	Seasonality

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenues and net income is generated from May through September in conjunction with the Alaska cruise season.

XV.	Competition

We compete with land-based vacation alternatives throughout the world, including, among others, hotels, resorts (including all-inclusives), theme parks, organized tours, land-based casino operations and vacation ownership properties located in Las Vegas, Nevada, Orlando, Florida, the Caribbean (including the Bahamas), France, Dubai, Canary Islands and various Mediterranean, Mexican, and Hawaiian Island destinations, as well as numerous other vacation choices throughout the world.

Our primary cruise competitors for North American-sourced guests are RCCL, which owns Royal Caribbean International (“RCI”), Celebrity Cruises (“Celebrity”) and Azamara Club Cruises; Norwegian Cruise Line (“NCL”), Oceania Cruises and Regent Seven Seas Cruises, all three of which are controlled by Apollo Management LP; Disney Cruise Line (“Disney”), MSC Cruises (“MSC”), Crystal Cruises, Silversea Cruises and Windstar Cruises.

Our primary cruise competitors for European-sourced guests in the UK are RCI, Celebrity, NCL, MSC, Thomson Cruises, which is owned by TUI AG (“TUI”); Fred Olsen Cruise Lines and Saga Cruises; and in continental Europe they are MSC, Louis Cruise Line, and CDF Croisieres de France, Pullmantur and RCI, all three owned by RCCL; TUI Cruises, which is jointly owned by RCCL and TUI; Hapag-Lloyd, which is also owned by TUI; and Phoenix Reisen. We also compete for guests throughout Europe with other North American cruise competitors, including Celebrity, Disney and NCL.

Our primary cruise competitors for guests sourced from other parts of the world, such as Australia, New Zealand, Asia and South America, are RCI, Celebrity, Pullmantur, Star Cruises, NCL, CVC Cruise and MSC.

Our North American, European and Australian brands also compete among themselves for guests.

XVI.	Governmental Regulations

a.	Maritime Regulations

1.	General

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. Our ships, which are registered in the Bahamas, Bermuda, Italy, the Netherlands, Panama, Portugal and the UK, are regulated by these jurisdictions and are required to comply with the international conventions that govern the safety of our ships, guests and crew and the protection of the environment. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the regulations of the European Union (“EU”), the U.S. and the many other international ports that our ships visit apply to some aspects of our ship operations.

Our ships are subject to annual, intermediate, dry-docking and class renewal surveys by ship classification societies. These surveys ensure that our ships comply with international conventions adopted by the countries of registry and domestic rules and regulations, and verify that our ships have been maintained in accordance with the rules of the classification society and that recommended repairs have been satisfactorily completed.

Our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port. For example, in U.S. ports these authorities include the U.S. Coast Guard and U.S. Customs and Border Protection. In EU ports, the Paris Memorandum of Understanding enforces internationally accepted conventions through Port State Control Inspections by 27 Marine Administrations. In UK ports, these authorities include the Maritime & Coastguard Agency, TRANSEC and the Port Health Authority.

We believe maritime safety, security, environmental, health and labor issues will continue to be areas of focus by relevant government authorities in the U.S., the EU and elsewhere where our cruise ships operate. Legislation, regulations or treaties, or changes thereto, in these areas could impact our operations and have and will likely subject us to increasing compliance costs in the future.

2.	Maritime Safety Regulations

The International Maritime Organization (“IMO”), a specialized agency of the United Nations, has adopted safety standards as part of the International Convention for Safety of Life at Sea (“SOLAS”), which apply to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, materials, construction, life saving equipment, safe management and operation and security in order to help ensure guest and crew safety and security. SOLAS requirements are periodically revised for both new and existing ships. One significant set of modifications entered into force in 2010 that requires all existing passenger ships to comply with current standards regarding fire safety. Our existing fleet is compliant with these 2010 requirements.

In 1993, SOLAS was amended to incorporate the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our operations and ships are regularly audited by national authorities and maintain the required certificates of compliance with the ISM Code. National authorities, acting under the provisions of the international agreements related to Port State Control, regularly inspect our ships when they are in that nation’s waters.

In 2004, the IMO’s Maritime Safety Committee approved amended SOLAS requirements related to the damage stability of new passenger cruise vessels. These regulations, which were adopted in May 2005, apply to vessels whose keels were laid after January 1, 2009, and thus do not affect our existing fleet or our vessels currently under contract. For vessels with keels laid after January 1, 2009, compliance with these standards require the development of new designs. The Maritime Safety Committee also amended SOLAS to require new passenger cruise vessels whose keels are laid after July 1, 2010, to comply with the “safe return to port” requirements, which relate to the development of vessel survivability standards, and will also require the development of new ship designs. Compliance with both these regulations is not expected to result in significant cost increases.

3.	Maritime Security Regulations

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS. Among other things, the ISPS Code requires vessel owners to implement security measures, conduct vessel security assessments, and develop security plans. Under these requirements, we have prepared and submitted security plans for all our ships to their respective countries of registry, and International Ship Security Certificates have been issued demonstrating compliance with the ISPS Code.

The U.S. Maritime Transportation Security Act of 2002 (“MTSA”) is the governing regulation for ships that operate in U.S. ports. MTSA establishes Area Maritime Security requirements for port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis that could affect our operation in those areas.

4.	Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern, among other things, air emissions, waste discharge, water management and disposal, and the storage, handling, use and disposal of hazardous substances, such as chemicals, solvents, paints and asbestos. We are committed to helping to preserve the environment, not only because of the existing legal requirements, but because a pristine environment is one of the key elements that bring our guests on board our ships.

If we violate or fail to comply with environmental legislation, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental legislation, regulations and treaties.

See Part I, Item 1A. “Risk Factors.” for additional discussion of our environmental risks.

i.	International Regulations

The most important environmental convention governing ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”). This convention applies to all of our ships and includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, and an International Air Pollution Prevention Certificate. These certificates are issued by the ship’s state of registry indicating that our ships are operating in compliance with the MARPOL regulations regarding oil, sewage and air pollution prevention.

Many countries have ratified and adopted IMO Conventions which, among other things, impose liability for pollution damage, subject to defenses and to monetary limits, which monetary limits do not apply where the spill is caused by the owner’s actual fault or by the owner’s intentional or reckless conduct. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil and waste pollution.

The International Organization for Standardization (“ISO”) is an international standard-setting body which produces worldwide industrial and commercial standards. ISO 14001, an environmental management standard that was developed to help organizations manage their processes, products and services to minimize environmental impacts, presents a structured approach to setting environmental objectives and targets. It provides a framework for any organization to apply these broad conceptual tools to their own processes. During 2006, we completed corporate-wide implementation of ISO 14001. The environmental management systems of all of our cruise brands are certified in accordance with ISO 14001, with the exception of Ibero, which became fully owned in July 2009. Ibero is currently developing plans to certify its environmental management systems in the near term.

ii.	U.S. Federal and State Regulations

The U.S. Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone.

The U.S. Oil Pollution Act of 1990 (the “OPA 90”) provides for strict liability for water pollution, such as oil pollution or possible oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to defined monetary limits. OPA 90 requires that, in order for us to operate in U.S. waters, we must obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships operating in U.S. waters. These certificates demonstrate our ability to meet the maximum amount of liability that our ships could be subject to for removal costs and damages related to water pollution, such as from an oil spill or a release of a hazardous substance, up to each ship’s statutory liability limit. Our financial responsibility under these certificates is supported by certain of our insurers who provide guarantees aggregating $1.1 billion.

Most U.S. states that border navigable waterways or seacoasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

In connection with certain of our Alaska cruise operations, Holland America Line, Princess and Carnival Cruise Lines rely on concession permits from the U.S. National Park Service (“NPS”) to operate their cruise ships in Glacier Bay National Park and Preserve. Such permits must be periodically renewed. We cannot be certain that they will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future. In January 2009, the NPS renewed our permits through the 2019 Alaska cruise season.

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

iii.	EU Regulations

In the past 30 years the EU has adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment for European citizens and providing them with a high quality of life. To support the implementation and enforcement of Community environmental legislation, the Community has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections.

In November 2002, the European Commission adopted a European Union strategy to reduce atmospheric emissions from seagoing ships. The strategy reports on the magnitude and impact of ship emissions in the EU and sets out a number of actions to reduce ship emissions. The EU strategy seeks to implement the Sulfur Oxide (“SOx”) Emission Control Areas set out in MARPOL Annex VI, and to press for tighter Nitrogen Oxide (“NOx”) standards. The Commission also urges Member States to ratify MARPOL Annex VI.

The EU continues to pursue an aggressive policy towards environmental protection and we can expect to see legislation being implemented in the near future related to waste water discharges in the Baltic Sea and greenhouse gas reduction.

iv.	Low Sulfur Fuel Regulations

Limitations on the sulfur content of fuel are part of regulations approved as part of MARPOL Annex VI. MARPOL Annex VI calls on the IMO to monitor the worldwide average sulfur content of fuel oil supplied for use aboard vessels.

In 2008, MARPOL Annex VI was amended to require additional reductions in sulfur emissions by reducing the sulfur content requirements for fuel oil. As part of these new requirements, the concept of Emission Control Areas (“ECAs”) was established with stricter limitations on sulfur emissions in these areas. Currently there are two ECAs in operation, one in the Baltic Sea and the other in the North Sea/English Channel. Specifically, from July 1, 2010, ships operating in ECAs will have to reduce their fuel sulfur content from the current 1.5% to 1.0%, and from January 1, 2015 and thereafter it will be further reduced to 0.1%. Compliance with these requirements in the existing ECAs has increased our fuel costs and, beginning July 1, 2010 will further increase our fuel costs, however, we do not expect that this increase will be significant.

On January 1, 2010, an EU directive became effective that requires the use of 0.1% sulfur content in all marine fuels used while ships are at berth or anchored in EU ports. This requires the use of distillate fuels, such as marine gas oil, further increasing fuel costs. However, the impact of compliance with this directive is not expected to be significant.

Global sulfur fuel content limits are currently 4.5% and are required to be reduced by these 2008 MARPOL regulations to 3.5% by January 1, 2012, which will not have a significant impact on our fuel costs.

The U.S. and Canada have applied to the IMO for an ECA out to 200 nautical miles on their east, west and gulf coasts, as well as the Hawaiian Islands, all of which could be in force by 2012. Additional ECAs may also be established in the future, such as for areas around the Bahamas, Mexico, Norway and in the Mediterranean. Compliance in this proposed U.S. and Canadian ECA with the 1.0% low sulfur content requirement will increase our fuel costs in 2012 and beyond. Based on current itineraries, fuel prices and technologies and our 2010 capacities and fuel consumption, we estimate that the implementation of the proposed U.S. and Canadian ECA would increase our annual fuel costs by approximately $50 million to $70 million.

Commencing in 2015, based on current itineraries, fuel prices and technologies and our estimated 2010 capacities and fuel consumption, we estimate that the implementation of the 0.1% low sulfur content requirement in the two existing ECAs and the proposed U.S. and Canadian ECA would additionally increase our annual fuel costs by approximately $100 million to $130 million.

Global sulfur fuel content limits, excluding the ECA limits that will remain at 0.1%, will be reduced to 0.5% by January 1, 2020, subject to a feasibility review to be completed no later than 2018. If this reduction is implemented in 2020 it will significantly increase our fuel costs. However, the amount of such increases in 2020 and thereafter is not reasonably determinable at this time, given the length of time until such possible implementation date and other mitigating factors discussed below.

The cost impacts from implementing progressively lower sulfur content requirements globally and in ECAs may be mitigated by, among other things, the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in sulfur emission abatement and propulsion technologies, including more advanced engines and enhanced exhaust gas treatment systems, and new fuel conservation initiatives.

5.	Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We voluntarily work with public health agencies throughout the world to monitor health and sanitary conditions on all of our ships. As an example, for ships visiting U.S. ports we collaborate with the Centers for Disease Control and Prevention (“CDC”) - Vessel Sanitation Program of the Department of Health and Human Services. The CDC established the Vessel Sanitation Program (“VSP”) in the early 1970s as a cooperative activity with the cruise industry.

We maintain frequent communication with the appropriate public health authorities and, as required, proactively report any communicable illnesses that are of public health concern. Through our collaborative efforts we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant existing ship renovations. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, and conducting crew training and guest education programs regularly throughout the life of the ship.

See “Maritime Labor Regulations” below for additional discussion of health regulations.

6.	Maritime Labor Regulations

In 2006, the International Labour Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labour Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. It brings almost all of these Conventions and Recommendations together in a single new Convention that uses a new format with some updating, where necessary, to reflect modern conditions and language. MLC 2006 includes a broad range of requirements in areas such as the definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, recreational facilities, health and welfare, hours of work and rest, accommodations and wages and entitlements. While many of the practices were widely adhered to by ships registered in different countries, MLC 2006 will add requirements not previously in effect, particularly in the area of occupational safety and health. The detailed requirements of MLC 2006 directly address many seafarers’ issues and, therefore, if effectively implemented will provide worldwide standards to improve the health, safety and status of seafarers.

Thirty member countries representing 33% of the world’s merchant ship tonnage are required to ratify the MLC 2006 before it goes into effect 12 months after such ratification. We currently expect ratification in late 2010, and entry into force, requiring our implementation in late 2011 or early 2012. Implementation may increase our crew and newbuilding costs. However, the amount of such increase is not determinable at this time since the enacting countries’ legislation has not yet been published to enable us to determine the impact of compliance.

b.	Consumer Regulations

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires most cruise line operators who embark guests in U.S. ports to establish financial responsibility for their liability to passengers for non-performance of transportation, for personal injury and for loss of life. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for non-performance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million. In order to comply with this requirement, we have an aggregate of $90 million of guarantees provided by some of our insurers. Our Protection and Indemnity (“P&I”) coverages are used to establish our financial responsibility for personal injury and loss of life.

In the UK, in some cases we are currently required to obtain licenses from and post bonds with various organizations in connection with the conduct of our business and our ability to meet our liabilities in the event of non-performance of obligations to consumers. The most significant requirement relates to Abta, which requires us to maintain approximately $130 million of sterling-denominated bonds to cover our brands’ UK passenger deposit liabilities.

We are also required by German and French law to obtain a guarantee from a reputable insurance company to ensure that, in case of insolvency, our customers will be refunded any monies they have paid on account of a booking and, in addition, that they will be repatriated without additional cost if insolvency occurs after a cruise starts. Additionally, in Australia we are a member of the Travel Compensation Fund which provides compensation, as a last resort, to consumers who suffer losses in their dealings with travel agents. Finally, other jurisdictions may require the establishment of financial responsibility for passengers from their jurisdictions.

XVII.	Financial Information

For financial information about our cruise reporting segment and geographic information with respect to each of the three years in the period ended November 30, 2009, see Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

C.	Employees

Our shoreside operations have approximately 10,600 full-time and 4,200 part-time/seasonal employees. We also employ approximately 70,000 crew, including officers, onboard our 93 ships at any one time. Due to the highly seasonal nature of our Alaskan and Canadian operations, Holland America Princess Alaska Tours increases its work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, transportation and shipboard operations. We consider our employee and union relations generally to be good.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

D.	Suppliers

Our largest purchases are for fuel, travel agency services, food and beverages, airfare, port facility utilization, repairs and maintenance, including dry-docking, advertising and marketing, hotel and restaurant products and supplies, communication services and for the construction and refurbishment of our ships. Although we utilize a select number of suppliers for most of our food and beverages, communication services, air transportation services and hotel and restaurant products and supplies, most of these products and services are available from multiple sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports of call from a limited number of suppliers. In addition, we perform our major dry-dock and ship improvement work at a limited number of dry-dock facilities in Australia, British Columbia, Canada, the Caribbean (including the Bahamas), Europe, Singapore, and the U.S. Finally, as of January 28, 2010, we have agreements in place for the construction of 13 cruise ships with three shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated repair, maintenance, refurbishment and newbuild requirements.

E.	Insurance

I.	General

We maintain insurance to cover a number of risks associated with owning and operating our vessels and other non-ship related risks. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premium increases are dependent on our own loss experience and the general premium requirements of our insurers. We cannot be certain that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for all the below-mentioned coverages, some of which have increased in recent years, and we may increase our self-insurance levels further in the future to mitigate premium increases. We do not carry coverage related to loss of earnings or revenues from our ships or other operations.

II.	P&I Coverages

Third-party liabilities in connection with our cruise activities are covered by entry in P&I clubs, which are mutual indemnity associations owned by ship owners. Our vessels are entered in two P&I clubs; Standard Steamship Owners’ Protection and Indemnity Association (Europe) Ltd. and The Steamship Mutual Underwriting Association (Bermuda) Limited. The P&I clubs in which we participate are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through reinsurance markets, a large portion of the world’s shipping fleets. Coverage is subject to the P&I clubs’ rules and the limit of coverage is determined by the IG. P&I coverage includes legal, statutory or pre-approved contract liabilities and other expenses related to crew, guests and other third parties. This coverage also includes shipwreck removal, pollution and damage to third party property.

III.	Hull and Machinery Insurance

We maintain insurance on the hull and machinery of each of our ships in amounts equal to the estimated value of each ship. The coverage for hull and machinery is provided by international marine insurers. Most insurers make it a condition for insurance coverage that a ship be certified as “in class” by a classification society that is a member of the International Association of Classification Societies (“IACS”). All of our ships have been certified within the last twelve months to be in class by an IACS member.

IV.	War Risk Insurance

We maintain war risk insurance coverage for legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist incidents. Items excluded from this coverage are claims arising from chemical, nuclear and biological attacks. War risk insurance coverage is provided by international marine insurers and Mutual War Risk Clubs. In addition, excess war risk insurance is provided by our two P&I clubs for all our ships. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, insurers can give seven days notice to the insured that the liability and physical damage policies can be cancelled. However, the policy can be reinstated at different premium rates. This gives insurers the ability to increase our premiums following events that they determine have increased their risk.

V.	Other Insurance

We have standard property and casualty insurance coverage for certain shoreside assets and liabilities to third parties, including our tour business, shoreside and certain port facility assets, as well as workers’ compensation and employee health insurance coverages.

F.	Trademarks and Other Intellectual Property

We own and have registered or licensed, numerous trademarks and domain names, which we believe are widely recognized throughout the world and have considerable value. These intangible assets enable us to distinguish our cruise product, ships and programs from those of our competitors. Our trademarks include the trade names of our cruise lines, each of which we believe is a widely-recognized brand in the cruise vacation industry, as well as our ship names and a wide variety of cruise services and products. We have entered into licenses, including a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruising and related activities. We also have a license to use the “Love Boat” name and related marks. See Note 10, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Asset Impairments” in Exhibit 13 to this Form 10-K for additional discussion of our trademarks.

G.	Taxation

I.	U.S. Federal Income Tax

We are primarily foreign corporations engaged in the business of operating passenger vessels in international transportation. We also own and operate, among other businesses, the hotel, transportation and tour business of Holland America Princess Alaska Tours through U.S. corporations. See Part I, Item 1A. “Risk Factors.”

Our North American passenger vessel business and certain ship-owning subsidiaries are engaged in a trade or business within the U.S. Depending on the itinerary of any particular vessel, that vessel may generate income from sources within the U.S. We believe that under Section 883 of the Internal Revenue Code and applicable income tax treaties, our U.S. source income and the income of our ship-owning subsidiaries, to the extent derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. Regulations under Section 883 list items that the Internal Revenue Service (“IRS”) does not consider to be incidental to ship operations. Among the items identified as not incidental are income from the sale of air transportation, shore excursions and pre-and post-cruise land packages to the extent earned from sources within the U.S.

Our domestic U.S. operations, principally the hotel, transportation and tour business of Holland America Princess Alaska Tours, are subject to normal state and federal income taxation in the U.S.

a.	Application of Section 883 of the Internal Revenue Code

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

Although the above represents our interpretation of this Internal Revenue Code provision and the U.S. Treasury regulations, the IRS’s interpretation of these provisions could differ materially. In addition, provisions of the Internal Revenue Code including Section 883, are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares or with respect to the identity, residence, or holdings of Carnival Corporation’s direct or indirect shareholders that could affect Carnival Corporation’s and its subsidiaries eligibility for the Section 883 exemption. Accordingly, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries’ whose tax exemption is based on Section 883 could lose this exemption. If Carnival Corporation and/or its ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, Carnival Corporation and/or its ship-owning or operating subsidiaries would be subject to U.S. federal income and branch taxation on a portion of its income resulting in higher than normal tax rates.

b.	Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its UK and Italian resident subsidiaries currently qualify for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. There is, however, no authority that directly addresses the effect, if any, of DLC arrangements on the availability of benefits under the treaties and, consequently, the matter is not free from doubt. These treaties may be revoked by either applicable country, replaced or modified with new agreements that treat income from international operation of ships differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties, or if the existing treaties are revoked, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for exemption under Section 883, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income.

c.	Taxation in the Absence of an Exemption under Section 883 or any Applicable U.S. Income Tax Treaty

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

In the absence of an exemption under Section 883 or any applicable U.S. income tax treaty, as appropriate, we and/or our subsidiaries would be subject to either the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code (collectively the “net tax regime”) or the four percent of gross income tax regime of Section 887 of the Internal Revenue Code (the “four percent tax regime”).

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

The net tax regime should be the tax regime applied to Carnival Corporation and its vessel owning subsidiaries based in the U.S. in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would currently be subject to a federal corporate income tax of up to 35% and state income taxes at varying rates; and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the corporations, if any, would generally be subject to a branch interest tax.

The four percent tax regime should be the tax regime applicable to our vessel owning subsidiaries based outside the U.S. in the absence of an exemption under Section 883 or any applicable U.S. income tax treaty. Under the four percent tax regime, gross U.S. source shipping income would be subject to a four percent tax, without the benefit of deductions.

II.	UK and Australian Income Tax

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

Our UK non-shipping activities that do not qualify under the UK tonnage tax regime, which are not currently or forecast to be significant, remain subject to normal UK corporation tax.

P&O Cruises Australia is a division of Carnival plc, and the shipping profit income from this operation is subject to UK tonnage tax as discussed above. Substantially all of this operation’s income is exempt from Australian corporation taxes by virtue of the UK/Australian income tax treaty.

III.	Italian, German, Portuguese and Spanish Income Tax

Carnival plc’s German and Spanish brands, AIDA and Ibero, are both subsidiaries of Costa. Effective through fiscal 2014, Costa is entered into the Italian Tonnage Tax regime. This regime taxes Costa’s, AIDA’s and Ibero’s shipping profits, as defined and which is substantially all of their income, calculated by reference to the net tonnage of their qualifying vessels.

Most of Costa’s and AIDA’s income, and Ibero’s income through 2009, not considered to be shipping profits for Italian Tonnage Tax purposes, will be taxed under the Italian tax regime for Costa’s, AIDA’s and Ibero’s Italian-registered ships. The majority of AIDA’s profits are exempt from German corporation taxes by virtue of the Italy/Germany income tax treaty.

All of Ibero’s vessels are registered in Portugal. Provided certain local employment requirements are satisfied, beginning in 2010 most of Ibero’s income not considered to be shipping profits for Italian Tonnage Tax purposes will be exempt from Portuguese income tax through 2011 and thereafter and will be subject to a favorable Portuguese income tax regime at a lower than normal rate through 2020. Ibero’s Spanish operations are minimal and, therefore, its Spanish income taxes are minimal.

IV.	U.S. State Income Taxes

In addition to the U.S. federal income and branch level taxes discussed above, Carnival Corporation and Carnival plc and certain of its affiliates are subject to various U.S. state income taxes generally imposed on each state’s portion of the U.S. source income subject to U.S. federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of our companies doing business in Alaska and certain of their affiliates.

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

•

General economic and business conditions, including fuel price increases, high unemployment rates, and declines in the securities, real estate and other markets, and perceptions of these conditions, may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy and, consequently, reduce our cruise brands’ net revenue yields and profitability.

Demand for cruises is in part dependent on the underlying perceived or actual economic strength of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as higher fuel prices, higher unemployment rates, higher interest rates, stock, real estate and other market declines and volatility, more restrictive credit markets, higher taxes, and changes in governmental policies could reduce the discretionary income or consumer confidence in the countries from which we source our guests. Consequently this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business. Decreases in discretionary income or consumer confidence could also result in lower onboard revenues, which could also have a negative effect on our profitability.

•	Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, purchase and own assets, and incur liabilities in countries using currencies other than the U.S. dollar, most importantly the euro, sterling, the Australian dollar and the Canadian dollar. In fiscal 2009, we derived approximately 53% of our revenues from passengers sourced from countries outside of the U.S. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. In addition, we must report currency transactions in the functional currencies of our reporting units. Therefore, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against our other major currencies, will adversely affect our U.S. dollar reported financial results.

•

The international political climate, armed conflicts, terrorist and pirate attacks and threats thereof, and other world events affecting the safety and security of travel could adversely affect the demand for cruises and could harm our future sales and profitability.

Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public’s attitude towards the safety and security of travel. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, drug related violence in Mexico, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past, and may have an adverse impact in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

•	We may lose business to competitors throughout the vacation market, which could adversely affect our operations and financial condition.

We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the types of ships, services and destinations being offered to cruise guests. We try to differentiate ourselves from our cruise competitors by offering new itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. In addition, we may choose to enhance our older ships with innovative amenities and improvements in order for those ships to be more competitive with other cruise ships. Our principal competitors include those listed in this Form 10-K under Part I, Item 1. Business. B. “Cruise Operations – Competition.”

In addition, we operate in the vacation market, and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other travel and leisure options, including, but not limited to, hotels, resorts, theme parks, organized tours, land-based casino operators and vacation ownership properties.

In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our results of operations and financial condition could be adversely affected.

•

Overcapacity in the cruise ship and land-based vacation industries could have a negative impact on our net revenue yields and increase operating costs, thus resulting in ship, goodwill and trademark asset impairments, all of which could adversely affect profitability.

Cruising capacity has grown in recent years and we expect it to continue to increase over the next three years as most of the major cruise vacation companies are expected to introduce new ships. In order to fill new capacity, the cruise vacation industry will probably need to increase its share of the overall vacation market. The overall vacation market is also facing increases in land-based vacation capacity, which will also impact us. Failure to increase our share of the overall vacation market is one of a number of factors that could have a negative impact on our net revenue yields. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive costs and, therefore, increase our shipboard employee costs.

•

Accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters and other incidents affecting the health, safety, security and satisfaction of guests and crew could have an adverse effect on our sales and profitability.

The operation of cruise ships, hotels, land tours, port facilities and shore excursions involve the risk of accidents, including those caused by the improper operation of our ships, motorcoaches and trains, guest and crew illnesses such as from the spread of contagious diseases, mechanical failures, fires, collisions, groundings, and other incidents at sea or while in port or on land, which may cause injury and death, or the alteration of itineraries or cancellation of a cruise or series of cruises or tours. These types of incidents may bring into question guest and crew health, safety, security and satisfaction, and thereby adversely affect our sales and profitability.

In particular, our ability to effectively and efficiently operate shipboard and shoreside activities may be impacted by widespread illnesses resulting in, among other things, reduced demand for cruises and cruise cancellations and employee absenteeism that could have an adverse affect on our sales and profitability. For example, a severe outbreak of the flu virus or some other pandemic could, among other things, disrupt our ability to embark/disembark passengers and crew, disrupt air travel to and from ports, increase costs for prevention and treatment and adversely affect our supply chain. This could also adversely impact cruise demand in areas unaffected by such an outbreak.

Our cruise ships, hotels, land tours, port facilities, shore excursions and other service providers may be impacted by adverse weather patterns or natural disasters, such as hurricanes and earthquakes. These events could result in, among other things, increased port related and other costs as third-party operators seek to charge us additional amounts in order to recover expenses caused by adverse events. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors, which would have an adverse affect on our sales and profitability.

Furthermore, some of the same factors that impact our guests’ decisions to cruise with us may also impact our ability to employ qualified crew.

•

Adverse publicity concerning the cruise industry in general, or us in particular, including any adverse impact that cruising may have on the marine environment, could impact the demand for cruises and affect our reputation and harm our future sales and profitability.

Maintaining a good reputation is critical to our business. Reports, whether true or not, of ship accidents and other incidents at sea or while in port, including missing guests, inappropriate crew and guest behavior, onboard crimes, crew and guest illnesses such as incidents of stomach flu or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, and the perception that cruising is more dangerous than other vacation alternatives. In addition, publicity regarding the adverse environmental impact of cruise ships on marine life could diminish our reputation. Anything that damages our reputation, whether or not justified, including adverse publicity about the safety and guest satisfaction of cruising, or the vacation industry in general, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and profitability.

•

Environmental legislation and regulations could affect our operations, such as causing fuel shortages, supply disruptions, and changes in fuel specifications, and thus increase our operating costs, which could also impact our liquidity and credit ratings.

Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise industry and its environmental impact. The U.S. Congress, the IMO and the U.S. Environmental Protection Agency periodically consider new laws and regulations to manage cruise ship discharges. In addition, various other regulatory agencies in the states of Alaska, California, Florida, Hawaii, Maine, Washington and elsewhere, including European regulatory organizations, have enacted or are considering new regulations or policies, such as requirements to use lower sulfur content fuels and stricter emission limits to reduce greenhouse gas effects, which could adversely impact the cruise and other industries. See Part I, Item 1. Business. B. “Cruise Operations – Governmental Regulations – Maritime Regulations for additional information regarding these risks.”

The IMO has amended the MARPOL Annex VI regulations to reduce harmful emissions from ships. As described in “Maritime Environmental Regulations” as referenced above, these changes will result in reductions in ship sulfur oxide emissions by requiring progressive reductions in the sulfur content in fuel. These limits will be further reduced in designated ECAs, including ECAs that have been or could be proposed in prime cruising areas. As a result of these amendments, low sulfur fuel may be less available because of increased demand, and the cost of such fuel may increase. If utilized, new sulfur emissions abatement technologies may also increase costs. The increase in fuel prices impacts not only our fuel costs, but also some of our other expenses, such as crew travel, freight, and commodity prices, and can have an adverse impact on our profitability, liquidity and credit ratings.

Initiatives to limit greenhouse gas emissions have been introduced or are being considered in several European countries. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact all industries. While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs, including, among other things, increasing fuel prices, including new taxes on bunker fuel, and establishing costly emissions trading schemes.

Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to vessel discharges, could increase our cost of compliance or otherwise materially adversely affect our business, results of operations and financial condition.

•	New regulations relating to the protection of disabled persons, employment, health, safety, security and other regulatory issues could increase our costs.

We are subject to various international, national, state and local laws, regulations, treaties and employee union agreements related to, among other things, disabled persons, employment, health, safety and security. We believe that these areas will continue to be focused on by relevant government authorities in the U.S., Europe and elsewhere. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, due to increasing regulatory requirements applicable to our operations, appropriate training of crewmembers has become more time-consuming and increased our operating costs. See Part I, Item 1. Business. B. “Cruise Operations-Governmental Regulations” for a detailed discussion of some of these regulatory issues and related risks.

The governing bodies who promulgate the laws and regulations related to disabled persons, such as the American with Disabilities Act and the European Union’s Passenger Rights Proposal, have each recently been considering whether the cruise industry’s existing practices and physical facilities are sufficient to meet the needs of cruise passengers with disabilities. Although we have made improvements to our practices and physical facilities to enhance the onboard experience of our disabled guests, the adoption of new laws, regulations or compliance agreements could require further enhancements to our ships and increases in our operating expenses.

•

Changes in the U.S. Internal Revenue Code, applicable U.S. income tax treaties, and the uncertainty of the DLC structure under the Internal Revenue Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income. In addition, changes in the UK, Italian, German, Australian, Spanish, Portuguese and other countries’ or states’ income or other tax laws, regulations or treaties could also adversely affect our net income.

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

If we did not qualify for exemption from substantially all U.S. federal income taxes or if such exemptions or laws were changed, we would have significantly higher U.S. income tax expense. In addition, changes in the income or other tax laws affecting our cruise businesses in the UK, Italy, Germany, Australia, Spain, Portugal and elsewhere could result in higher income or other taxes being levied on our cruise operations, thus resulting in lower net income. For example, the state of Alaska instituted income taxes in 2007, which directly impacted the cruise industry operating in Alaska.

In recent years, members of the U.S. Congress and the U.S. Executive Branch have been considering substantive changes designed to reform the existing U.S. international tax laws. Some of these changes, if enacted, could adversely impact U.S. federal taxation of our income. For example, several proposals included provisions that would have changed the rules for determining the tax residency of a non-U.S. company managed and controlled in the U.S. Any modification to the U.S. federal income tax laws that affects the tax residency of a non-U.S. company managed and controlled in the U.S. could adversely affect the U.S. federal taxation of some or all of our income. Although the most recently proposed legislation in this area did not include any “management and control” provision, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. We will continue to monitor the administrative, legislative and judicial developments in this area and evaluate a variety of possible courses of action, including restructuring of our organization. However, there is no assurance that such actions, if taken, will successfully mitigate adverse consequences of these or other changes to the existing U.S. international tax laws.

See Part I, Item 1. Business. G. “Taxation” for additional discussion of tax risks.

•

We are subject to many economic, market and political factors that are beyond our control, which could result in increases in our operating, financing and non income tax costs and could harm future sales and profitability.

Some of our operating costs, including fuel, food, insurance, payroll and security costs, are subject to increases because of market forces, economic or political instability or decisions beyond our control. In addition, interest rates, currency exchange rate fluctuations and our ability to obtain debt or equity financing are dependent on many economic, market and political factors. Actions by taxing jurisdictions could also cause an increase in our costs. Increases in operating, financing and non income tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases charged to our guests and such increases may adversely impact our liquidity and credit ratings.

For example, in 2009, 2008 and 2007 fuel costs accounted for 14.7%, 20.3% and 14.9%, respectively, of our total cruise operating expenses. Economic, market and political conditions in certain parts of the world, including fuel demand and supply disruptions, make it difficult to predict the price and availability of fuel in the future. In 2008, we had taken actions to partially offset the effects of higher fuel costs through the addition of temporary fuel supplement fees charged by substantially all of our brands. Through these fuel supplement efforts, we managed to collect approximately 30% of the impact of increased annual 2008 fuel prices. Success in trying to offset higher fuel costs with ticket price increases and fuel supplements is largely influenced by competitive factors and economic conditions, which can vary significantly depending on the market served, and the guests’ perception of these costs. As a result of the late 2008 decreases in fuel prices from their previous high levels, substantially all of our brands no longer charge a fuel supplement. However, future increases in the global cost of fuel would increase the cost of our cruise ship operations. In the future we may be unable to implement additional fuel conservation initiatives and other best practices, or increase ticket prices and/or collect fuel supplements, which would help offset these fuel cost increases.

In addition, the state of Alaska instituted excise and passenger head taxes in 2007, which directly impacted the cruise industry operating in Alaska. It is possible that other states, countries or ports of call that we regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically targeted to the cruise industry and its employees and guests, including value added taxes on cruise tickets and onboard revenues and changes in the scope of income that is includable within tonnage tax regimes, which could increase our operating costs and could decrease the demand for cruises and ultimately decrease our net revenue yields and net income.

•

Our ability to implement our shipbuilding programs and ship maintenance, repairs and refurbishments, including ordering additional ships for our cruise brands from shipyards, on terms that are favorable or consistent with our expectations could reduce our profitability.

The construction, refurbishment, maintenance and repair of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, refurbishment, maintenance and repair projects, which could cause delays in completion of such work. In addition, work stoppages, insolvencies or other financial difficulties at the shipyards and their subcontractors and suppliers who build, refurbish, maintain or repair our ships could also delay or prevent the delivery of our ships under construction or the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability. However, the impact from a delay in delivery of our newbuilds is expected to be partially mitigated by contractual provisions and bank guarantees that we require shipyards to provide to us. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Finally, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability.

As of November 30, 2009, we had entered into foreign currency forwards and/or options to fix a portion of the cost in U.S. dollars or sterling of two of our euro-denominated shipbuilding contracts. If the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency forwards and/or options related to the shipyard’s shipbuilding contracts would still have to be honored. This might require us to realize a loss on existing foreign currency forwards and/or options without an offsetting gain on our foreign currency denominated shipbuilding contracts, thus resulting in an adverse effect on our financial results. As all of our newbuilds are being built by European shipyards and substantially all our newbuild costs are priced in euros, the ability to purchase ships for our North American and UK brands at favorable U.S. dollar and sterling prices, respectively, is adversely impacted as a result of the weaker U.S. dollar and weaker sterling compared to the euro. This can result in higher newbuild costs and reduced profitability for our North American and UK brands. Finally, the prices of various commodities that are used in the construction of ships, such as steel, can be subject to volatile price changes and, accordingly, the cost of future newbuilds may increase, which could have an adverse impact on our net income.

In connection with our shipbuilding contracts, we do not anticipate any contractual breakage or cancellations by us to occur. However, if any were to occur, it could result in, among other things, the forfeiture of our payments and the imposition of contractual liquidated damages.

•	Our success depends upon the continued strength of our cruise brands and our ability to implement our brand strategies.

We believe that our cruise brands have contributed significantly to the success of our business and that maintaining and enhancing our brands is critical to expanding their customer base. In addition, the ability of our brands to successfully target different segments of the various vacation markets in which they operate enables them to continue to expand and strengthen their business. Failure to protect our brands from infringers or to grow the brands globally could have a material adverse effect on our business and results of operations.

•	Our international operations are subject to additional risks not generally applicable to our U.S. operations.

Our international operations are subject to additional risks, including, but not limited to, potential adverse changes in the diplomatic relations between foreign countries, hostility from local populations, restrictions and taxes on the withdrawal of foreign investment and earnings, government policies against the cruise business, investment restrictions or requirements, diminished ability to legally enforce our contractual rights in foreign countries, foreign exchange restrictions and fluctuations in foreign currency exchange rates, withholding and other taxes on remittances and other payments by subsidiaries, and changes in and application of foreign taxation structures including value added taxes.

•	Geographic regions in which we try to expand our business may be slow to develop, and ultimately not develop how we expect, thus resulting in the slower growth of our business.

As we expand our global presence into both existing lower-penetrated markets and emerging markets, it requires, among other things, investments and start-up costs that we may not recover through future revenues from these markets. In addition, we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion may not produce the returns that we had expected. For instance, in 2006 we entered the Chinese market, and it is still too early to determine if this market will fully develop as expected over the long-term.

•

Whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations may adversely impact our financial results. In addition, our counterparties’ ability to perform may adversely impact us.

Our forecasted cash flow from future operations may be adversely affected by various factors, including, but not limited to, declines in guest demand, increased competition, overcapacity, inadequate liquidity and other issues in the global debt and equity markets, terrorist and pirate attacks and the threats thereof, the impact of the spread of contagious diseases such as flu virus, ship accidents and other incidents, adverse publicity, increases in fuel prices and other factors noted under these “Risk Factors.”. To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments, from sources other than cash flow from operations, available cash and current and future committed external sources of liquidity, including committed ship and other financings, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. There is no guarantee that such financings will be available in the future to fund our future obligations.

Our access to, and the cost of, financing will depend on, among other things, conditions or disruptions in the global financing markets, the maintenance of our investment grade long-term credit ratings and the availability of sufficient amounts of financing. Carnival Corporation and Carnival plc’s senior, unsecured long-term debt ratings are A3 from Moody’s Investors Service (“Moody’s”) and BBB+ from Standard & Poor’s Rating Services (“S&P”). Carnival Corporation’s and Carnival plc’s short-term corporate credit ratings are P-2 from Moody’s and A-2 from S&P’s. In March 2009, our A- credit rating from S&P was downgraded to BBB+ and assigned a negative outlook, which reflected S&P’s concerns that the weakened state of the economy and the pullback in consumer spending would pressure our ability to sustain our BBB+ credit rating. However in late January 2010, S&P changed our outlook from negative to stable. This change reflects S&P’s expectation that the improving trend in our advance bookings will continue, as well as S&P’s expectations of improving pricing trends, consumer spending patterns and gross domestic product growth in the U.S. and Europe.

The ability of our counterparties, primarily associated with our cash equivalents, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, to perform may adversely impact us if any of their financial positions weaken materially or they suffer other financial disruptions.

•

Continuing financial viability of our travel agent distribution system, air service providers, and other key vendors in our supply chain is essential to allowing us to profitably operate our business. In addition, reductions in the availability of and increases in the prices for the services and products provided by these vendors can adversely impact our net income.

Significant disruptions or contractions to our travel agent distribution system, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown, could have an adverse effect on our sales and related commission costs. In addition, the vast majority of our guests book their cruises through independent travel agents, wholesalers and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Although we believe we offer commissions and other incentives to them for booking our cruises that are comparable to those offered by others in the cruise industry, there can be no guarantee that our competitors will not offer higher commissions and incentives in the future.

Some of our guests depend on scheduled or chartered commercial airline services to transport them to or from the ports where our cruises embark and disembark. Changes or disruptions in commercial or chartered airline services as a result of strikes, financial instability or viability, adverse weather conditions or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests to or from our cruise ships and increase our cost of sales which would, in turn, have an adverse effect on our results of operations. In addition, increases in the prices of airfares would increase the overall vacation price to our guests and may adversely affect demand for our cruises.

Economic downturns may impact the financial viability of other key vendors in our supply chain. For example, some of our key vendors, such as hotel and restaurant suppliers, have been adversely affected during the recent economic downturn. The interruption in the services or goods we purchase from them could adversely impact our operations and net income.

•	Our decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, although we do elect to self-insure or use higher deductibles for substantially all the insurable risks we face in order to minimize the cost of our insurance coverages. Accordingly, we are not protected against all risks, which could result in unexpected increases in our expenses in the event of an incident.

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

•	Disruptions and other damages to our information technology networks and operations could result in decreases in our net income.

Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively, depends in part on the reliability of our sophisticated information technology (“IT”) networks. We use software and other IT systems to, among other things, manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields, and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Any disruptions or other damage to these computer systems or unauthorized access to confidential customer or employee personal information could adversely impact our guest services and satisfaction, employee relationships, decrease the volume of our business and result in increased costs. In addition, the operation, maintenance and updating of these networks is dependent on third-party technologies, systems and services for which there is no certainty of uninterrupted availability. While we have invested and continue to invest in IT security initiatives and disaster recovery plans, these measures cannot insulate us from IT disruptions that could result in adverse effects on our operations and net income.

•	Lack of continuing availability of attractive, convenient and safe port destinations.

We believe that attractive, convenient and safe port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The continuing availability of these types of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints, security, safety and environmental concerns, adverse weather conditions and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and charges and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to utilize, maintain, rebuild, if necessary, and increase the number of ports that our ships call on could adversely affect our net revenue yields and net income.

•

The DLC structure involves risks not associated with the more common ways of combining the operations of two companies, and these risks may have an adverse effect on the economic performance of the companies and their respective share prices.

The DLC structure is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of impacting a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In our DLC structure, the combination is effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order, and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC structures and establish legal precedents that could increase the risk of a successful challenge to our DLC structure.

We maintain two separate public companies and comply with both Panamanian corporate law and English company laws and different securities and other regulatory and stock exchange requirements in the UK and the U.S. This structure requires more administrative time and cost than was the case for each company individually, which has an adverse effect on our operating efficiency.

•

A small group of shareholders collectively owned, as of January 21, 2010, approximately 27% of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

As of January 21, 2010 a group of shareholders, consisting of some members of the Arison family, including Micky Arison, and trusts established for their benefit, beneficially owned approximately 34% of the outstanding common stock of Carnival Corporation, which shares represent sufficient shares entitled to constitute a quorum at shareholder meetings and to cast approximately 27% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least to influence substantially, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

•	Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

Carnival Corporation’s corporate affairs are governed by its Third Amended and Restated Articles of Incorporation (“Articles”) and Third Amended and Restated By-Laws (“By-Laws”) and by the corporate laws of Panama. Carnival plc is governed by its Articles of Association and by the corporate laws of England and Wales. The contracts that control the relationship between Carnival Corporation and Carnival plc under the DLC are governed by the laws of Panama, the Isle of Man and the Cayman Islands. The corporate laws of Panama, England and Wales, the Isle of Man and the Cayman Islands may differ in some respects from the corporate laws in the U.S.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this Form 10-K. Forward-looking statements include those statements which may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, fuel expenses, costs per available lower berth day, estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values and outlook.

Certain of the risks we are exposed to are identified in this Item 1A. “Risk Factors.” This section contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Carnival Corporation and Carnival plc corporate headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease
Carnival Corporation headquarters and Carnival Cruise Lines	Miami, FL U.S.A.	456,000/26,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	361,000	Lease
Holland America Line, Holland America Princess Alaska Tours	Seattle, WA U.S.A.	234,000	Lease
Costa	Genoa, Italy	185,000/24,000	Own/Lease
P&O Cruises, Cunard, Carnival Corporation & plc’s Technical Services and UK sales office	Southampton, England	150,000	Lease
AIDA	Rostock, Germany	122,000	Lease
P&O Cruises Australia	Sydney, Australia	65,000	Lease
Carnival plc headquarters and UK sales office	London, England	8,000	Lease

In addition, we own, lease or have controlling interests in port facilities in Barcelona, Spain; Cozumel, Mexico; Grand Turk, Turks & Caicos Islands; Juneau, Alaska; Long Beach, California; Roatán, Honduras and Savona, Italy.

Our cruise ships, headquarters, port and other shoreside facilities and Holland America Princess Alaska Tours’ properties, are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

Our cruise ships and Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays, respectively, are briefly described in Part I, Item 1. Business. B. “Cruise Operations.” The hotel properties owned and operated by Holland America Princess Alaska Tours are briefly described in Part I, Item 1. Business. A. “General.”

Item 3.	Legal Proceedings.

In January 2008, the Office of the Attorney General of Florida (“Attorney General”) initiated an investigation to determine whether there is or has been a violation of Florida antitrust laws in connection with the setting by us and other unaffiliated cruise lines of certain fuel supplements. In December 2009, we were informed that the Attorney General has closed the investigation without taking any actions.

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

NAME	AGE	TITLE
Micky Arison	60	Chairman of the Board of Directors and Chief Executive Officer
David Bernstein	52	Senior Vice President and Chief Financial Officer
Alan B. Buckelew	61	President and Chief Executive Officer of Princess Cruises
Gerald R. Cahill	58	President and Chief Executive Officer of Carnival Cruise Lines
David Dingle	52	Chief Executive Officer of Carnival UK
Pier Luigi Foschi	63	Chairman and Chief Executive Officer of Costa Crociere, S.p.A. and Director
Howard S. Frank	68	Vice Chairman of the Board of Directors and Chief Operating Officer
Larry Freedman	58	Chief Accounting Officer and Vice President-Controller
Stein Kruse	51	President and Chief Executive Officer of Holland America Line Inc.
Arnaldo Perez	49	Senior Vice President, General Counsel and Secretary

Business Experience of Executive Officers

Micky Arison has been Chairman of the Board of Directors since October 1990 and a director since June 1987. He has been Chief Executive Officer since 1979. Mr. Arison has been employed by us for 38 years.

David Bernstein has been Senior Vice President and Chief Financial Officer since July 2007. From July 2003 to July 2007, he was Vice President and Treasurer. From June 1998 to July 2003, he was Chief Financial Officer of Cunard and Seabourn. Mr. Bernstein has been employed by us for 11 years.

Alan B. Buckelew has been Chief Executive Officer of Princess since June 2007. He has been President of Princess from February 2004. From October 2004 to June 2007, he was Chief Operating Officer of Cunard. From October 2000 to January 2004, he was Executive Vice President and Chief Financial Officer of Princess. Mr. Buckelew has been employed by us or Carnival plc predecessor companies for 32 years.

Gerald R. Cahill has been President and Chief Executive Officer of Carnival Cruise Lines since July 2007. From December 2003 to June 2007, he was Executive Vice President and Chief Financial and Accounting Officer. From January 1998 to November 2003 he was Senior Vice President Finance, Chief Financial and Accounting Officer. Mr. Cahill has been employed by us for 15 years.

David Dingle has been Chief Executive Officer of Carnival UK, whose brands include P&O Cruises, Ocean Village and Cunard, since June 2007. In addition, he has also been Chairman of the Carnival plc Management Committee with responsibility for Carnival Australia since June 2007. From April 2003 to June 2007, he was Managing Director of Carnival UK and P&O Cruises. From June 2000 to April 2003, he was Managing Director of P&O Cruises. Mr. Dingle has been employed by us or Carnival plc predecessor companies for 31 years.

Pier Luigi Foschi has been a director since April 2003. He has been Chief Executive Officer of Costa Crociere, S.p.A. since October 1997 and Chairman of its Board since January 2000. In this capacity, Mr. Foschi has had responsibility for AIDA since April 2003 and Ibero since September 2007. Mr. Foschi has been employed by us for 12 years.

Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992. Mr. Frank has been employed by us for 20 years.

Larry Freedman has been Chief Accounting Officer since July 2007 and Vice President-Controller since April 1998. From April 1998 to June 2007, Mr. Freedman was also Vice President – Finance. Mr. Freedman has been employed by us for 11 years.

Stein Kruse has been the President and Chief Executive Officer of Holland America Line since December 2004. From November 2003 to November 2004, he was the President and Chief Operating Officer of Holland America Line. From October 1999 to October 2003, he was Senior Vice President, Fleet Operations for Holland America Line. Mr. Kruse has been employed by us for 10 years.

Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since March 2002. From August 1995 to February 2002 he was Vice President, General Counsel and Secretary. Mr. Perez has been employed by us for 17 years.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information

The information required by Item 201(a) of Regulation S-K, Market Information, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

B.	Holders

The information required by Item 201(b) of Regulation S-K, Holders, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Dividends

Carnival Corporation and Carnival plc declared cash dividends on all of their common stock and ordinary shares, respectively, in the amount of:

	Quarters Ended
	February 28/29	May 31	August 31	November 30
2010	$0.10
2009	$0.00	$0.00	$0.00	$0.00
2008	$0.40	$0.40	$0.40	$0.40

All dividends for both Carnival Corporation and Carnival plc are declared in U.S. dollars. If declared, holders of Carnival Corporation common stock and Carnival plc American Depository Shares receive a dividend payable in U.S. dollars. The dividends payable for Carnival plc ordinary shares are payable in sterling, unless the shareholders elect to receive the dividends in U.S. dollars. Dividends payable in sterling will be converted from U.S. dollars into sterling at the U.S. dollar to sterling exchange rate quoted by the Bank of England in London at 12:00 p.m. on the next combined U.S. and UK business day that follows the quarter end.

Maintenance of a strong balance sheet, which enhances our financial flexibility, has always been and continues to be the primary objective of our capital structure policy. We believe preserving cash and liquidity is a prudent step to take during uncertain times to achieve this objective. Accordingly in October 2008 at the height of the financial crisis, the Boards of Directors voted to suspend our quarterly dividend beginning March 2009. However, at the January 2010 Boards of Directors meetings it was decided to reinstate our March 2010 quarterly dividend at $0.10 per share.

The payment and amount of any future dividend is within the discretion of the Boards of Directors. Our dividends were and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that Carnival Corporation and Carnival plc will continue their dividend in the future, and if so, the amount and timing of such future dividends are not determinable and may be different than the levels and have a different timing than are disclosed above.

D.	Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Part III, Item 12 of this Form 10-K.

E.	Performance Graph

The information required by Item 201(e) of Regulation S-K, Performance Graph, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

F.	Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I.	Repurchase Authorizations

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million general repurchase authorization back to $1 billion. The general repurchase authorization does not have an expiration date and may be discontinued by our Boards of Directors at any time.

In addition to the general repurchase authorization, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 25 million shares of Carnival Corporation common stock under the “Stock Swap” programs described below.

At January 28, 2010, the remaining availability under the general repurchase authorization was $787 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 19.2 million Carnival Corporation shares. All Carnival plc ordinary share repurchases under both the general repurchase authorization and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2010 annual general meeting, or October 14, 2010. It is not our present intention to repurchase shares of Carnival Corporation common stock or Carnival plc ordinary shares under the general repurchase authorization, except for any repurchases made with net proceeds resulting from our “Stock Swap” programs described below.

II.	“Stock Swap” Programs; Use of Proceeds

We use the “Stock Swap” programs in situations where we can obtain an economic benefit because either Carnival Corporation common stock or Carnival plc ordinary shares are trading at a price that is at a premium or discount to the price of Carnival plc ordinary shares or Carnival Corporation common stock, as the case may be.

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell Carnival Corporation common stock through an “At The Market” equity offering (“ATM Offering”) with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill Lynch”) as sales agent, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis, with the remaining net proceeds used for general corporate purposes. In the ATM Offering, Carnival Corporation may issue and sell up to 19.2 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by Merrill Lynch. Any sales of Carnival Corporation shares have been and will be registered under the Securities Act. On October 31, 2008, we filed a prospectus supplement to the base prospectus contained in our shelf registration statement on Form S-3ASR (File No. 333-132306-01) relating to the ATM Offering. Such shelf registration statement became effective upon filing with the SEC on March 9, 2006 and expired in March 2009. On March 11, 2009, we filed a new joint shelf registration statement with the SEC (File No. 333-157861), which became effective upon filing.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Investments Limited, a subsidiary of Carnival Corporation, and with Merrill Lynch International (“MLI”) as sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis, with the remaining net proceeds used for general corporate purposes. In the offering, Carnival Investments Limited may sell up to 25 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by MLI. Any sales of Carnival plc shares have been and will be registered under the Securities Act. On July 2, 2009, Carnival plc filed a shelf registration statement with the SEC to register such sales (File No. 333-160411), which became effective upon filing.

Under the “Stock Swap” programs, from December 1, 2008 through February 28, 2009

•

Carnival Corporation sold 450,000 shares of Carnival Corporation common stock, at an average price of $21.41 per share for gross proceeds of $10 million and paid Merrill Lynch and others fees of $72,000 and $77,000, respectively, for total net proceeds of $9 million. Substantially all of the net proceeds from these sales were used to purchase 450,000 Carnival plc ordinary shares. From March 1, 2009 through January 28, 2010, there were no sales of shares of Carnival Corporation common stock;

and from July 24, 2009 through November 30, 2009

•

Carnival Investments Limited sold 5.8 million Carnival plc ordinary shares, at an average price of $32.41 per share for gross proceeds of $188 million and paid MLI and others fees of $1.4 million and $419,000, respectively, for total net proceeds of $187 million. Substantially all of the net proceeds of these sales were used to purchase 5.8 million shares of Carnival Corporation common stock.

The purchases of Carnival Corporation common stock during the three months ended November 30, 2009 pursuant to the “Stock Swap” program were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program
September 1, 2009 through September 30, 2009	275,000	$30.30	23,225,000
October 1, 2009 through October 31, 2009	1,600,000	$32.72	21,625,000
November 1, 2009 through November 30, 2009	2,425,000	$31.09	19,200,000

Total	4,300,000	$31.64

During the quarter ended November 30, 2009, there were no stock repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the general stock repurchase authorization and no repurchases of Carnival plc ordinary shares under the “Stock Swap” program repurchase authorization.

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

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 28, 2010, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2009, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

C. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2009.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2009 as stated in their report which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

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

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2009 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2009 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.	Securities Authorized for Issuance under Equity Compensation Plans

I.	Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)
Equity compensation plans approved by security holders	14,110,494	(1)	$42.65	27,041,116	(2)(3)

Equity compensation plans not approved by security holders

Total	14,110,494		$42.65	27,041,116

(1)	Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Cruise Lines, Inc. 1987 Stock Option Plan, Carnival Corporation 1992 Stock Option Plan, Carnival Corporation 2002 Stock Plan, Carnival Corporation 1993 Outside Directors’ Stock Option Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 1,516,171 restricted share units outstanding under the Carnival Corporation 2002 Stock Plan and 33,441 restricted share units outstanding under the Carnival Corporation 2001 Outside Director Stock Plan.

(2)	Includes Carnival Corporation common stock available for issuance as of November 30, 2009 as follows: 2,519,431 under the Carnival Corporation Employee Stock Purchase Plan, which includes 20,646 shares subject to purchase during the current purchase period, 23,944,428 under the Carnival Corporation 2002 Stock Plan and 577,257 under the Carnival Corporation 2001 Outside Director Stock Plan.

(3)	In addition to options, the Carnival Corporation 2002 Stock Plan and the Carnival Corporation 2001 Outside Director Stock Plan provide for the award of restricted shares and restricted share units without limitation on the number of shares than can be awarded in either form.

II.	Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	3,642,416	(2)	$42.05	12,546,056	(3)

Equity compensation plans not approved by security holders

Total	3,642,416		$42.05	12,546,056

(1)	Converted from sterling, if applicable, using the November 30, 2009 exchange rate of $1.65:£1.

(2)	Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 857,041 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.

(3)	In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2009 fiscal year.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence and Principal Accounting Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2009 fiscal year.

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

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 29, 2010	January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 29, 2010	January 29, 2010

/s/ Howard S. Frank	/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors and Chief Operating Officer	Vice Chairman of the Board of Directors and Chief Operating Officer

January 29, 2010	January 29, 2010

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

January 29, 2010	January 29, 2010

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman	Larry Freedman
Chief Accounting Officer	Chief Accounting Officer

January 29, 2010	January 29, 2010

/s/*Richard G. Capen, Jr.	/s/*Richard G. Capen, Jr.
Richard G. Capen, Jr.	Richard G. Capen, Jr.
Director	Director

January 29, 2010	January 29, 2010

/s/*Robert H. Dickinson	/s/*Robert H. Dickinson
Robert H. Dickinson	Robert H. Dickinson
Director	Director

January 29, 2010	January 29, 2010

/s/*Arnold W. Donald	/s/*Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
Director	Director

January 29, 2010	January 29, 2010

/s/*Pier Luigi Foschi	/s/*Pier Luigi Foschi
Pier Luigi Foschi	Pier Luigi Foschi
Director	Director

January 29, 2010	January 29, 2010

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director

January 29, 2010	January 29, 2010

/s/*Modesto A. Maidique	/s/*Modesto A. Maidique
Modesto A. Maidique	Modesto A. Maidique
Director	Director

January 29, 2010	January 29, 2010

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director

January 29, 2010	January 29, 2010

/s/*Peter G. Ratcliffe	/s/*Peter G. Ratcliffe
Peter G. Ratcliffe	Peter G. Ratcliffe
Director	Director

January 29, 2010	January 29, 2010

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director

January 29, 2010	January 29, 2010

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director

January 29, 2010	January 29, 2010

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director

January 29, 2010	January 29, 2010

/s/*Uzi Zucker	/s/*Uzi Zucker
Uzi Zucker	Uzi Zucker
Director	Director

January 29, 2010	January 29, 2010

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)

January 29, 2010	January 29, 2010

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Underwriting agreements

1.1	ATM Equity Offeringsm Sales Agreement, dated as of October 31, 2008, between Carnival Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	99.2	10/31/08

1.2	Form of Selling Agreement among Carnival Investments Limited, Carnival Corporation, Carnival plc and Merrill Lynch International.	S-3	1.1	7/2/09

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Instruments defining the rights of security holders, including indentures

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 11, 2010 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	8/31/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	8/31/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities.	S-3	4.5	6/13/01

4.12	Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.13	Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	11/30/03

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	8/31/07

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.2*	Amendment to the Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.2	11/30/03

10.3	Facilities Agreement dated October 21, 2005, between Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland as facilities agent and a syndicate of financial institutions.	10-K	10.3	11/30/05

10.4*	Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.4	11/30/97

10.5*	Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.	10-K	10.5	11/30/98

10.6*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	11/30/97

10.7*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	2/28/07

10.8*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	11/30/90

10.9*	Executive Long-term Compensation Agreement, dated as of January 16, 1998, between Robert H. Dickinson and Carnival Corporation.	10-K	10.2	11/30/97

10.10*	Consulting Agreement/ Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.11*	First Amendment to Consulting Agreement/ Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	11/30/92

10.12*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	5/31/08

10.13*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	5/31/08

10.14*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	2/28/09

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.15*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	11/30/99

10.16*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	11/30/00

10.17*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	11/30/99

10.18*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	2/28/07

10.19*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	11/30/00

10.20*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	11/30/01

10.21*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	2/28/07

10.22*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	5/31/09

10.23*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.3	2/28/09

10.24*	Agreement with Pier Luigi Foschi.	8-K	10.1	9/1/09

10.25	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	5/31/02

10.26*	Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.	10-Q	10.1	8/31/05

10.27*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	2/28/06

10.28*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/03

10.29*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	2/28/03

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.30*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

10.31*	The P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.	20-F	4.10	12/30/01

10.32*	Carnival Cruise Lines Management Incentive Plan.	10-Q	10.1	8/31/08

10.33*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	2/29/04

10.34*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	2/29/04

10.35*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	2/29/04

10.36*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/05

10.37*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	8/31/05

10.38*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.60	11/30/07

10.39*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.61	11/30/07

10.40*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.8	8/31/05

10.41	Deed of Guarantee, dated October 21, 2005, between Carnival Corporation as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.63	11/30/05

10.42	Deed of Guarantee, dated October 21, 2005, between Carnival plc as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.64	11/30/05

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.43*	Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.	10-Q	10.2	2/28/06

10.44*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	2/28/06

10.45*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.67	11/30/07

10.46*	Princess Cruises Chief Executive Officer Supplemental Retirement Plan – 2008 restatement.	10-Q	10.1	2/28/09

10.47*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	2/28/07

10.48*	Amendment to the P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.	10-Q	10.6	2/28/07

10.49*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.4	2/28/09

10.50	Amendment Agreement, dated July 21, 2007, to the Facilities Agreement dated October 21, 2005, by and among Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland, as Facilities Agent, and a syndicate of financial institutions.	10-Q	10.2	8/31/07

10.51*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.52*	Form of Executive Restricted Stock Agreement for Executives with Long-term Compensation Agreements.	10-Q	10.5	2/28/09

10.53*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for Executive Officers.	10-K	10.58	11/30/08

10.54*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	2/29/08

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.55*	Amended and Restated Executive Long-term Compensation Agreement dated January 15, 2008, between Carnival Corporation and Howard S. Frank.	10-Q	10.3	2/29/08

10.56*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.7	2/28/09

10.57*	Amendment to the Carnival Corporation Fun Ship Nonqualified Savings Plan.	10-Q	10.8	2/28/09

10.58*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.9	2/28/09

Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges				X

Annual report to security holders

13	Portions of 2009 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

Power of attorney

24	Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2009 joint Annual Report on Form 10-K and any future amendments on their behalf.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file

101**	The financial statements from Carnival Corporation & plc’s joint Annual Report on Form 10-K for the year ended November 30, 2009, as filed with the SEC on January 29, 2010 formatted in XBRL, as follows:

(i) the Consolidated Statements of Operations for the years ended November 30, 2009, 2008 and 2007;

(ii) the Consolidated Balance Sheets at November 30, 2009 and 2008;

(iii) the Consolidated Statements of Cash Flows for the years ended November 30, 2009, 2008 and 2007;

(iv) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2009, 2008 and 2007;

and

	(v) the notes to the consolidated financial statements, tagged as blocks of text.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.