Form 10-Q
period 2010-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2010-04-01
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 26, 2010, Carnival Corporation had outstanding 618,440,268 shares of Common Stock, $.01 par value.

At March 26, 2010, Carnival plc had

outstanding 213,619,618 Ordinary Shares

$1.66 par value, one Special Voting

Share, GBP 1.00 par value and 618,440,268

Trust Shares of beneficial interest in

the P&O Princess Special Voting Trust.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended February 28,
	2010	2009
Revenues
Cruise
Passenger tickets	$2,358	$2,219
Onboard and other	729	634
Other	8	11

	3,095	2,864

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	498	514
Onboard and other	113	104
Payroll and related	391	352
Fuel	397	208
Food	212	198
Other ship operating	474	458
Other	14	16

Total	2,099	1,850
Selling and administrative	396	392
Depreciation and amortization	345	311

	2,840	2,553

Operating Income	255	311

Nonoperating (Expense) Income
Interest income	4	4
Interest expense, net of capitalized interest	(96)	(96)
Other (expense) income, net	(3)	19

	(95)	(73)

Income Before Income Taxes	160	238
Income Tax Benefit, Net	15	22

Net Income	$175	$260

Earnings Per Share
Basic	$0.22	$0.33

Diluted	$0.22	$0.33

Dividends Declared Per Share	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	February 28, 2010	November 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$753	$538
Trade and other receivables, net	392	362
Inventories	321	320
Prepaid expenses and other	279	298

Total current assets	1,745	1,518

Property and Equipment, Net	29,702	29,870
Goodwill	3,326	3,451
Trademarks	1,316	1,346
Other Assets	643	650

	$36,732	$36,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$927	$135
Current portion of long-term debt	785	815
Accounts payable	528	568
Accrued liabilities and other	912	874
Customer deposits	2,515	2,575

Total current liabilities	5,667	4,967

Long-Term Debt	8,933	9,097
Other Long-Term Liabilities and Deferred Income	713	732
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 645 shares at 2010 and 644 shares at 2009 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 214 shares at 2010 and 213 shares at 2009 issued	355	354
Additional paid-in capital	7,967	7,920
Retained earnings	15,657	15,561
Accumulated other comprehensive (loss) income	(273)	462
Treasury stock, 26 shares at 2010 and 24 shares at 2009 of Carnival Corporation and 44 shares at 2010 and 46 shares at 2009 of Carnival plc, at cost	(2,293)	(2,264)

Total shareholders’ equity	21,419	22,039

	$36,732	$36,835

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended February 28,
	2010	2009
OPERATING ACTIVITIES
Net income	$175	$260
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	345	311
Share-based compensation	15	19
Other	(31)	(9)
Changes in operating assets and liabilities
Receivables	(56)	6
Inventories	(12)	8
Prepaid expenses and other	(5)	12
Accounts payable	(16)	(13)
Accrued and other liabilities	(24)	(74)
Customer deposits	5	(215)

Net cash provided by operating activities	396	305

INVESTING ACTIVITIES
Purchases of property and equipment	(1,169)	(306)
Other, net	53	(7)

Net cash used in investing activities	(1,116)	(313)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	809	(115)
Principal repayments of revolvers	(258)	(342)
Proceeds from revolvers	84	532
Principal repayments of other long-term debt	(218)	(91)
Proceeds from issuance of other long-term debt	553	200
Dividends paid		(314)
Purchases of treasury stock	(59)	(9)
Sales of treasury stock	62	10
Proceeds from settlement of foreign currency swaps		113
Other, net	3	(4)

Net cash provided by (used in) financing activities	976	(20)

Effect of exchange rate changes on cash and cash equivalents	(41)	(15)

Net increase (decrease) in cash and cash equivalents	215	(43)
Cash and cash equivalents at beginning of period	538	650

Cash and cash equivalents at end of period	$753	$607

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

The accompanying Consolidated Balance Sheet at February 28, 2010 and the Consolidated Statements of Operations and Cash Flows for the three months ended February 28, 2010 and 2009 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. In our accompanying 2009 Consolidated Statement of Cash Flows we have revised our presentation of proceeds from, and principal repayments of, our principal revolving credit facility to reflect the cash flows in connection with the underlying borrowings and repayments under this revolver. This revision had no impact on the net proceeds from, and principal repayments of, this revolver or on our net cash used in financing activities. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2009 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

On December 1, 2009, we adopted a new accounting pronouncement on a retrospective basis that requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The impact of adopting this pronouncement had no effect on our previously reported diluted earnings per share. However, at November 30, 2009 we recorded an adjustment to reduce retained earnings and increase additional paid-in capital by $209 million.

NOTE 2 – Debt

At February 28, 2010, unsecured short-term borrowings consisted of $603 million of commercial paper and $324 million of euro-denominated bank loans with an aggregate weighted-average interest rate of 0.5%.

In February 2010, we borrowed $371 million under an unsecured euro-denominated export credit facility, the proceeds of which were used to pay for a portion of AIDAblu’s purchase price. This facility bears interest at EURIBOR plus 50 basis points (“bps”) and is repayable in semi-annual installments through 2022.

In February 2010, we borrowed $132 million under an unsecured euro-denominated bank loan that bears interest at EURIBOR plus 200 bps and is repayable in February 2014.

NOTE 3 – Contingencies

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. However, the ultimate outcome of these claims and lawsuits which are not covered by insurance cannot be determined at this time.

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At February 28, 2010, Carnival Corporation had estimated contingent obligations totaling $537 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, one of which includes American International Group Inc. (“AIG”), who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of February 28, 2010, be responsible for a termination payment of approximately $104 million. In 2017, we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we would incur additional costs, although we estimate that they will be immaterial to our financial statements. All of the financial institution payment undertakers subject to this AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $60 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

In September 2008, the credit ratings of AIG and its subsidiaries involved in one of the above LILO transactions were downgraded from AA- to A-. As a result of this downgrade, AIG pledged collateral to support its obligations as a payment undertaker under the terms of this LILO transaction and, accordingly, AIG is no longer subject to the AA- credit rating threshold discussed above.

Carnival Corporation and AIG were also parties to a third LILO transaction. In September 2008, we replaced AIG as the payment undertaker under this third LILO transaction by purchasing $80 million of U.S. Treasury strip securities using funds substantially all of which were provided by AIG. In February 2009, Carnival and the remaining participants voluntarily unwound this LILO transaction. Accordingly, the $80 million of long-term U.S. Treasury strip securities that we held as collateral for our recorded LILO obligation were released to extinguish this obligation. As a result of the unwinding of this third LILO transaction, we recorded a $15 million nonoperating gain in February 2009, which had originally been deferred at the inception of the LILO transaction and was being amortized over its term.

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

NOTE 4 – Comprehensive (Loss) Income

Comprehensive (loss) income was as follows (in millions):

	Three Months Ended February 28,
	2010	2009
Net income	$175	$260

Items included in other comprehensive loss
Foreign currency translation adjustment	(702)	(221)
Other	(33)	(3)

Other comprehensive loss	(735)	(224)

Total comprehensive (loss) income	$(560)	$36

NOTE 5 – Segment Information

Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Substantially all of our other segment represents the hotel, tour and transportation operations of Holland America Princess Alaska Tours.

Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended February 28,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)
2010
Cruise	$3,087	$2,085	$389	$337	$276
Other	10	16	7	8	(21)
Intersegment elimination	(2)	(2)

	$3,095	$2,099	$396	$345	$255

2009
Cruise	$2,853	$1,834	$384	$302	$333
Other	13	18	8	9	(22)
Intersegment elimination	(2)	(2)

	$2,864	$1,850	$392	$311	$311

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 28,
	2010	2009
Net income	$175	$260
Interest on dilutive convertible notes	3	3

Net income for diluted earnings per share	$178	$263

Weighted-average common and ordinary shares outstanding	787	787
Dilutive effect of convertible notes	15	15
Dilutive effect of equity plans	3	1

Diluted weighted-average shares outstanding	805	803

Basic earnings per share	$0.22	$0.33

Diluted earnings per share	$0.22	$0.33

Anti-dilutive shares excluded from diluted earnings per share computations
Stock options	11	16

1.75% Convertible notes		5

NOTE 7 – Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements

U.S. accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 measurements are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

•	Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

Financial Instruments that ARE NOT measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2010		November 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents(a)	$491	$491	$324	$324
Long-term other assets(b)	$168	$164	$187	$181
Debt, non-convertible(c)	$(10,041)	$(9,812)	$(9,443)	$(9,376)
Publicly-traded convertible notes(d)	$(604)	$(634)	$(604)	$(627)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At February 28, 2010 and November 30, 2009, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our non-convertible debt and its carrying value was due to the market interest rates in existence at the respective measurement dates being higher than the current interest rates on these debt obligations, including the impact of changes in our credit ratings. The fair values of our publicly-traded notes were based on their quoted market prices. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.
(d)	The net difference between the fair values of our publicly-traded convertible notes and their carrying values was primarily due to the impact of changes in the Carnival Corporation common stock price underlying the value of these convertible notes. Their fair values were based on quoted market prices.

Financial Instruments that ARE measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2010		November 30, 2009
	Level 1	Level 2	Level 1	Level 2
Cash equivalents(a)	$262		$214
Marketable securities held in rabbi trusts(b)	$103	$15	$106	$ 17
Derivatives:
Ship foreign currency forwards and options(c)		$6		$ 41
Net investment hedges(d)		$12		$(33)
Interest rate swaps(e)		$3		$ 3

(a)	Cash equivalents are comprised of money market funds.
(b)	Marketable securities held in rabbi trusts are comprised primarily of mutual funds invested in common stocks, bonds and other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(c)	At February 28, 2010 and November 30, 2009, we have foreign currency forwards and options totaling $1.3 billion and $887 million, respectively, that are designated as foreign currency cash flow hedges for certain of our euro-denominated shipbuilding contracts.
(d)	At February 28, 2010 and November 30, 2009, we have foreign currency forwards and swaps totaling $517 million and $526 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. These foreign currency forwards and swaps mature through 2017 and 2010, respectively, and were entered into to effectively convert U.S. dollar-denominated debt into euro debt.

(e)	We have both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At February 28, 2010 and November 30, 2009, these interest rate swap agreements effectively changed $601 million and $625 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At February 28, 2010, these interest rate swap agreements effectively changed $358 million of EURIBOR-based floating rate debt to fixed rate debt. These interest rate swaps mature through 2022.

We measure our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs and other variables included in the valuation model such as interest rate yield curves, forward currency exchange rates, credit spreads, maturity dates, volatilities and netting arrangements. We use the income approach to value the derivatives, using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated, but not compelled to transact. The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position and our creditworthiness was considered when in a liability position in the fair values measurement of our derivative instruments. Creditworthiness did not have a material impact on the fair value of our derivative instruments at February 28, 2010 and November 30, 2009. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments.

        Nonfinancial Instruments that ARE measured at Fair Value on a Nonrecurring Basis

We performed our annual goodwill impairment reviews as of July 31, 2009, by comparing the estimated fair value of each cruise line reporting unit to the carrying value of the net assets allocated to that reporting unit. All of our cruise line reporting units carry goodwill, except for Ocean Village and The Yachts of Seabourn. No goodwill was considered to be impaired because the estimated fair values of each cruise line reporting unit exceeded their respective carrying values and, accordingly, we did not proceed to step two of the impairment analysis.

We estimated cruise line reporting unit fair values based upon a combined weighting of the fair values determined using (a) discounted future cash flow analysis and (b) market multiples of comparable publicly-traded companies. The principal assumptions used in our cash flow analysis related to forecasting future operating results, including net revenue yields, net cruise costs including fuel prices, capacity changes, weighted-average cost of capital for comparable publicly-traded companies, adjusted for the risk attributable to the reporting unit including the geographic region in which it operates, and terminal values, which are all considered level 3 inputs. We compared the resulting estimated enterprise fair value to our observable capital market enterprise value.

We also performed our annual trademark impairment reviews as of July 31, 2009, by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have trademark amounts recorded are AIDA Cruises, Ibero Cruises (“Ibero”), P&O Cruises, P&O Cruises Australia and Princess Cruises. The estimated fair values for each of our trademarks exceeded their respective carrying values and, therefore, none of our trademarks were impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues. The royalty rates are primarily based upon comparable royalty agreements used in similar industries.

We do not believe there have been any events or circumstances subsequent to July 31, 2009, which would require us to perform interim goodwill or trademark impairment reviews, except for the interim goodwill review we performed at Ibero as of September 30, 2009 because of a one-year acceleration of a ship transfer into Ibero. Based on this interim review, none of Ibero’s $173 million of goodwill was considered impaired. We will continue to monitor the status of our Ibero operation since the Spanish economy and Spanish consumers’ demand for vacations are among the most challenging in Europe.

The determination of our cruise line reporting unit fair values include numerous uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair values, we could be required to recognize a material impairment charge.

Changes to our goodwill carrying amounts since November 30, 2009 were all due to changes resulting from using different foreign currency translation rates at February 28, 2010.

Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of floating and fixed rate debt. Our policy is to not use any financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (“AOCI”) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair values of all our derivative contracts and the fair values of our hedged firm commitments as either current or long-term, which are included in prepaid expenses and other assets and accrued and other liabilities, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in our accompanying Consolidated Statements of Cash Flows in the same category as the item being hedged.

The effective portions of our net foreign currency derivative losses on cash flow hedges recognized in other comprehensive loss in the three months ended February 28, 2010 totaled $37 million. The effective portions of our foreign currency derivative gains and (losses) on net investment hedges recognized in other comprehensive loss in the three months ended February 28, 2010 and 2009 totaled $47 million and $(6) million, respectively. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in our derivative agreements. The amount of estimated cash flow hedges’ unrealized gains and losses which are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our financial statements as of February 28, 2010 and November 30, 2009 and for the three months ended February 28, 2010 and 2009 where such impacts are not significant.

Foreign Currency Exchange Rate Risk

Operational and Investment Currency Risk

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our focus is to manage the economic risks faced by our operations, which are the ultimate foreign currency exchange risks that would be realized by us if we exchanged one currency for another, and not the accounting risks. Accordingly, we do not currently hedge these accounting risks with financial instruments. The financial impacts of the hedging instruments we do employ are generally offset by corresponding changes in the underlying exposures being hedged.

The growth of our European and Australian brands subjects us to an increasing level of foreign currency translation risk related to the euro, sterling and Australian dollar because these brands generate significant revenues and incur significant expenses in euro, sterling or the Australian dollar. Accordingly, exchange rate fluctuations of the euro, sterling or Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any weakening of the U.S. dollar against these foreign currencies has the financial statement effect of increasing the U.S. dollar values reported for cruise revenues and cruise expenses in our accompanying Consolidated Statements of Operations. Strengthening of the U.S. dollar has the opposite effect.

Most of our brands have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and primarily includes the same currencies noted above, as well as the U.S. and Canadian dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses. Accordingly, a weakening of the U.S. dollar against these currencies results in both increased revenues and expenses, and the strengthening of the U.S. dollar against these currencies has the opposite effect, resulting in some degree of natural offset due to currency exchange movements within our accompanying Consolidated Statements of Operations for these transactional currency gains and losses.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt, including the effect of foreign currency forwards and swaps, in our foreign operations’ functional currencies (generally the euro or sterling). As of February 28, 2010 and November 30, 2009, we have designated $1.8 billion and $2.0 billion of our euro debt and other obligations and $336 million and $362 million of our sterling debt and other obligations, respectively, which mature through 2022, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $216 million and $(88) million of cumulative foreign currency transaction gains and (losses) in the cumulative translation adjustment component of AOCI at February 28, 2010 and November 30, 2009, respectively, which offsets a portion of the losses and gains recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars.

Newbuild Currency Risk

At February 28, 2010, 54% of our newbuild passenger capacity under contract is for those of our European or North American brands for which we do not have significant currency risk because all of these ships are contracted for in euros or U.S. dollars, which are the functional currencies of these brands. However, our U.S. dollar and sterling functional currency brands have foreign currency exchange rate risks related to our outstanding or possible future commitments under ship construction contracts denominated in euros. These foreign currency commitments are affected by fluctuations in the value of the functional currency as compared to the currency in which the shipbuilding contract is denominated. At February 28, 2010, 22% of our newbuild capacity under contract is exposed to currency risk. We use foreign currency contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction contracts. At February 28, 2010, 24% of our newbuild passenger capacity under contract that would otherwise be exposed to currency risk is hedged and, accordingly, changes in the fair value of these foreign currency contracts offset changes in the fair value of the foreign currency denominated ship construction commitments, thus resulting in the elimination of such risk.

Our decisions regarding whether or not to hedge a given ship commitment for our North American and UK brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, exchange rate correlation, economic trends and other offsetting risks.

The cost of shipbuilding orders that we may place in the future for our cruise lines that generate their cash flows in a currency that is different than the shipyard’s operating currency, which is generally the euro, is expected to be affected by foreign currency exchange rate fluctuations. Given the movement in the U.S. dollar and sterling relative to the euro over the past several years, the U.S. dollar and sterling cost to order new cruise ships has been volatile. If the U.S. dollar or sterling declines against the euro, this may affect our desire to order future new cruise ships for U.S. dollar or sterling functional currency brands.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of floating and fixed rate debt through the use of interest rate swaps and the issuance of new debt. At February 28, 2010, 68% and 32% (71% and 29% at November 30, 2009) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Fuel Price Risks

We do not use financial instruments to hedge our exposure to fuel price risks.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency contracts and interest rate swap agreements that are in-the-money is the replacement cost, which includes the value of the contracts, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions and insurance companies that have long-term credit ratings of A or above, and by diversifying our counterparties. In addition, we have established guidelines regarding credit ratings and investment maturities that we follow to help maintain liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We do not currently anticipate nonperformance by any of our significant counterparties.

We also monitor the creditworthiness of our travel agencies and tour operators in Europe and our credit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with these receivables are considered minimal, primarily due to their short maturities and the large number of unrelated accounts within our customer base. We have experienced only minimal credit losses on our trade receivables. We do not normally require collateral or other security to support normal credit sales.

Finally, if the shipyard with which we have contracts to build our ships is unable to perform, we would be required to perform under our foreign currency forwards and options related to these shipbuilding contracts. Accordingly, if the shipyard is unable to perform we may have to discontinue the accounting for these currency forwards and options as hedges. However, we believe that the risk of shipyard nonperformance is remote.

NOTE 8 – Shareholders’ Equity

During the three months ended February 28, 2010, we sold 1.8 million Carnival plc ordinary shares held as treasury stock for $62 million of net proceeds, substantially all of which was used to fund the repurchase of 1.8 million shares of Carnival Corporation common stock. In these UK offerings, we sold Carnival plc ordinary shares held in treasury, only to the extent we were able to purchase shares of Carnival Corporation in the U.S. on at least an equivalent basis under our “Stock Swap” program.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, fuel expenses, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values and outlook. These factors include, but are not limited to, the following:

–

general economic and business conditions, including fuel price increases, high unemployment rates, and declines in the securities, real estate and other markets, and perceptions of these conditions, may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy;

–	fluctuations in foreign currency exchange rates, particularly the movement of the U.S. dollar against the euro, sterling and the Australian and Canadian dollars;
–	the international political climate, armed conflicts, terrorist and pirate attacks and threats thereof, and other world events affecting the safety and security of travel;
–	competition from and overcapacity in both the cruise ship and land-based vacation industries;
–	lack of acceptance of new itineraries, products and services by our guests;
–	changing consumer preferences;
–	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;
–

accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters, such as hurricanes and earthquakes, and other incidents (including, but not limited to, ship fires and machinery and equipment failures or improper operation thereof), which could cause, among other things, individual or multiple port closures, injury, death, damage to property and equipment, oil spills, alteration of cruise itineraries or cancellation of a cruise or series of cruises or tours;

–	adverse publicity concerning the cruise industry in general, or us in particular, including any adverse impact that cruising may have on the marine environment;
–

changes in and compliance with laws and regulations relating to the protection of disabled persons, employment, environmental, health, safety, security, tax and other regulatory regimes under which we operate;

–	increases in global fuel demand and pricing, fuel supply disruptions and/or other events impacting on our fuel and other expenses, liquidity and credit ratings;
–

increases in our future fuel expenses from implementing approved International Maritime Organization regulations, which require the use of higher priced low sulfur fuels in certain cruising areas, including the proposed establishment of a U.S. and Canadian Emissions Control Area (“ECA”), which will, if established, change the specification and increase the price of fuel that ships will be required to use within this ECA;

–	changes in financing and operating costs, including changes in interest rates and food, payroll, port and security costs;
–

our ability to implement our shipbuilding programs and ship maintenance, repairs and refurbishments, including ordering additional ships for our cruise brands from shipyards, on terms that are favorable or consistent with our expectations;

–	the continued strength of our cruise brands and our ability to implement our brand strategies;
–	additional risks associated with our international operations not generally applicable to our U.S. operations;
–	the pace of development in geographic regions in which we try to expand our business;
–

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

–	our counterparties’ ability to perform;
–

continuing financial viability of our travel agent distribution system, air service providers and other key vendors and reductions in the availability of and increases in the pricing for the services and products provided by these vendors;

–	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
–	disruptions and other damages to our information technology networks and operations;
–	lack of continuing availability of attractive, convenient and safe port destinations; and
–	risks associated with the DLC structure.

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

Outlook for the Remainder of Fiscal 2010

As of March 23, 2010, we said that we expected our fully diluted earnings per share for the second quarter and full year of 2010 would be in the ranges of $0.26 to $0.30 and $2.25 to $2.35, respectively. Our guidance was based on current fuel prices of $511 per metric ton and $507 per metric ton for the 2010 second quarter and full year. In addition, this guidance was also based on 2010 second quarter and full year currency rates of $1.38 to the euro for both periods and $1.52 and $1.54 to sterling, respectively.

The above forward-looking statements involve risks and uncertainties. Various factors could cause our actual results to differ materially from those expressed above including, but not limited to, economic and business conditions, foreign currency exchange rates, fuel prices, adverse weather conditions, spread of contagious diseases, regulatory changes, geopolitical and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statement together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2009 joint Annual Report on Form 10-K.

Seasonality and Expected Capacity Growth

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields (see “Key Performance Non-GAAP Financial Indicators”) and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with the Alaska cruise season.

The year-over-year percentage increase in our ALBD capacity for the second, third and fourth quarters of 2010 are currently expected to be 8.3%, 6.2% and 6.1%, respectively. Our annual ALBD capacity increase for fiscal 2010, 2011 and 2012 is currently expected to be 7.5%, 5.3% and 4.4%, respectively. The above percentage increases result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales. Accordingly, the scheduled withdrawal from service of P&O Cruises’ Artemis in April 2011 has been reflected in these percentages.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended February 28,
	2010	2009
Passengers carried (in thousands)	2,049	1,869

Occupancy percentage(a)	103.5%	103.9%

Fuel consumption (metric tons in thousands)	800	752

Fuel cost per metric ton(b)	$497	$276

Currencies
U.S. dollar to €1	$1.42	$1.32

U.S. dollar to £1	$1.60	$1.46

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.
(b)	Fuel cost per metric ton is calculated by dividing the cost of fuel by the number of metric tons consumed.

Three Months Ended February 28, 2010 (“2010”) Compared to the Three Months Ended February 28, 2009 (“2009”)

Revenues

Over 76% of 2010 total revenues is comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $139 million, or 6.3%, to $2.4 billion in 2010 from 2.2 billion in 2009. This increase was caused primarily by our 9.6% capacity increase in ALBDs, which accounted for $214 million, as well as another $88 million of the increase was due to a weaker U.S. dollar against the euro and sterling in 2010 compared to 2009. Our capacity increased 5.1% for our North American cruise brands and 14.5% for our European cruise brands in 2010 compared to 2009, as we continue to implement our strategy of expanding in the European cruise marketplace. Our cruise passenger ticket revenue increase was partially offset by a $163 million decrease in cruise ticket pricing, primarily due to the adverse impact of the economic downturn and lower air transportation revenues due to fewer guests purchasing their air travel through us (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2010 total revenues is comprised of onboard and other cruise revenues. Onboard and other cruise revenues increased by $95 million, or 15.0%, to $729 million in 2010 from $634 million in 2009. This increase was driven principally by our 9.6% capacity increase in ALBDs, which accounted for $61 million, as well as another $21 million of the increase due to a weaker U.S. dollar against the euro and sterling in 2010 compared to 2009. Onboard and other revenues included concession revenues of $211 million in 2010 and $176 million in 2009.

Costs and Expenses

Operating costs increased $249 million, or 13.5%, to $2.1 billion in 2010 from $1.9 billion in 2009. This increase was primarily due to $176 million of higher fuel prices, our 9.6% capacity increase in ALBDs, which accounted for $177 million, as well as another $62 million of the increase due to a weaker U.S. dollar against the euro and sterling in 2010 compared to 2009. These cost increases were partially offset by the $44 million gain recognized in 2010 in other ship operating costs on the 2009 sale of P&O Cruises’ Artemis, tighter cost controls, lower air transportation costs from guests who purchased their air travel through us and timing of certain expenses.

Selling and administration expenses increased $4 million, or 1.0%, to $396 million in 2010 from $392 million in 2009. This increase was primarily caused by our 9.6% capacity increase in ALBDs, which accounted for $37 million, and a weaker U.S. dollar against the euro and sterling, almost all of which was offset by the impact of cost saving initiatives and timing of certain expenses.

Depreciation and amortization expense increased $34 million, or 10.9%, to $345 million in 2010 from $311 million in 2009, caused by $29 million from our 9.6% capacity increase in ALBDs through the addition of new ships, and additional ship improvement expenditures and a weaker U.S. dollar against the euro and sterling.

Our total costs and expenses as a percentage of revenues increased to 91.8% in 2010 from 89.1% in 2009.

Operating Income

Our operating income decreased $56 million, or 18.0%, to $255 million in 2010 from $311 million in 2009 primarily because of the reasons discussed above.

Nonoperating (Expense) Income

Other expense, net increased $22 million to $3 million in 2010 from income of $19 million in 2009, primarily because of the nonrecurrence of the $15 million gain recognized in 2009 upon the unwinding of one of our LILO transactions.

Income Tax Benefit, Net

The income tax benefit of $15 million was caused primarily by an Italian investment incentive law, which allowed AIDA Cruises and Costa Cruises to receive an $18 million income tax benefit substantially all related to their two newbuilds delivered in 2010, partially offset by income tax expenses from certain of our U.S. and foreign shipping operations. The $22 million income tax benefit in 2009 included a $17 million income tax benefit from the reversal of uncertain income tax position liabilities, which were no longer required. During 2010 and 2009, we have also recorded income tax benefits generated by the seasonal losses of our Alaska tour operation.

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

We use net cruise revenues per ALBD (“net revenue yields”) and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide a better gauge to measure our revenue and cost performance instead of the standard U.S. GAAP-based financial measures. There are no specific rules for determining our non-GAAP financial measures and, accordingly, it is possible that they may not be exactly comparable to the like-kind information presented by other cruise companies, which is a potential risk associated with using these measures to compare us to other cruise companies.

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

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended February 28,
		2010
	2010	Constant Dollar	2009
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$2,358	$2,269	$2,219
Onboard and other	729	708	634

Gross cruise revenues	3,087	2,977	2,853
Less cruise costs
Commissions, transportation and other	(498)	(474)	(514)
Onboard and other	(113)	(109)	(104)

Net cruise revenues	$2,476	$2,394	$2,235

ALBDs	15,890,082	15,890,082	14,492,250

Gross revenue yields	$194.24	$187.36	$196.84

Net revenue yields	$155.81	$150.70	$154.25

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended February 28,
		2010
	2010	Constant Dollar	2009
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$2,085	$2,023	$1,834
Cruise selling and administrative expenses	389	376	384

Gross cruise costs	2,474	2,399	2,218
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(498)	(474)	(514)
Onboard and other	(113)	(109)	(104)

Net cruise costs	$1,863	$1,816	$1,600

ALBDs	15,890,082	15,890,082	14,492,250

Gross cruise costs per ALBD	$155.68	$150.96	$153.02

Net cruise costs per ALBD	$117.25	$114.30	$110.43

Net cruise revenues increased $241 million, or 10.8%, to $2.5 billion in 2010 from $2.2 billion in 2009. This was caused by our 9.6% capacity increase in ALBDs between 2010 and 2009 that accounted for $216 million and a $25 million, or 1.0%, increase in net revenue yields in 2010 compared to 2009 (gross revenue yields decreased by 1.3%). The net revenue yield increase in 2010 was due to a weaker U.S. dollar against the euro and sterling compared to 2009. Net revenue yields as measured on a constant dollar basis decreased 2.3% in 2010 compared to 2009, which was comprised of a 4.0% decrease in passenger ticket yields, partially offset by a 3.0% increase in onboard and other revenue yields. This increase in onboard and other revenue yields was driven by concessionaire minimum guarantee revenues for calendar year 2009 that were recognized in 2010 and a litigation settlement. Without these two items our 2010 onboard and other revenue yields would have been almost flat. Gross cruise revenues increased $234 million, or 8.2%, to $3.1 billion in 2010 from $2.9 billion in 2009 for largely the same reasons as discussed above for net cruise revenues and lower air transportation revenue.

Net cruise costs increased $263 million, or 16.4%, to $1.9 billion in 2010 from $1.6 billion in 2009. This was caused by our 9.6% capacity increase in ALBDs between 2010 and 2009 that accounted for $155 million, and a 6.2% increase in net cruise costs per ALBD, which accounted for $108 million in 2010 compared to 2009 (gross cruise costs per ALBD increased 1.7%). The 6.2% increase in net cruise costs per ALBD was primarily the result of an 80% increase in fuel price to $497 per metric ton in 2010, which resulted in an increase in fuel prices of $176 million and a weaker U.S. dollar against the euro and sterling. Partially offsetting these increases was the $44 million ($40 million on a constant dollar basis) gain recognized on the 2009 sale of P&O Cruises’ Artemis, cost saving initiatives, as well as the timing of occurring certain expenses. Net cruise costs per ALBD as measured on a constant dollar basis increased 3.5% in 2010 compared to 2009. On a constant dollar basis, net cruise costs per ALBD excluding fuel and the Artemis gain decreased 4.5% in 2010 compared to 2009 primarily due to the impact of cost saving initiatives and the timing of certain expenses. Gross cruise costs increased $256 million, or 11.5%, in 2010 to $2.5 billion from $2.2 billion in 2009 for largely the same reasons as discussed above for net cruise costs and lower air transportation costs.

Liquidity and Capital Resources

As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 joint Annual Report on Form 10-K, we believe maintenance of a strong balance sheet, which enhances our financial flexibility, has always been and continues to be the primary objective of our capital structure policy. Our overall strategy is to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.

Our cash from operations and committed financings along with our available cash and cash equivalent balances are forecasted to be sufficient to fund our expected 2010 cash requirements and result in an acceptable level of liquidity throughout 2010. Although we do not believe we will be required to obtain additional new financings during 2010, we may choose to do so if favorable opportunities arise.

Sources and Uses of Cash

Our business provided $396 million of net cash from operations during the three months ended February 28, 2010, an increase of $91 million, or 29.8%, compared to the 2009 first quarter. This increase was caused principally by less cash being used for our working capital needs, partially offset by less cash derived from our results of operations versus the comparable prior year period.

At February 28, 2010, we had a working capital deficit of $3.9 billion. This deficit included $2.5 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue transactions rather than actual current cash liabilities. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our February 28, 2010 working capital deficit included $1.7 billion of current debt obligations, which included $690 million outstanding under our commercial paper programs and revolvers, $324 million under other short-term borrowings and $698 million outstanding under our export credit facilities, bank loans and other debt. Our principal revolver is available to provide long-term rollover financing for certain of our current debt. As for the repayment of our other currently due debt, we continue to generate substantial cash from operations and have an investment grade credit rating, which provides us with financial flexibility, in most financial credit market environments, to meet these current debt obligations as they become due. After excluding customer deposits and current debt obligations from our February 28, 2010 working capital deficit balance, our non-GAAP adjusted working capital was $305 million. As explained above, our business model allows us to operate with a significant working capital deficit and, accordingly, we believe we will continue to have a working capital deficit for the foreseeable future.

During the three months ended February 28, 2010, our net expenditures for capital projects were $1.2 billion, of which $1.0 billion was spent on our ongoing new shipbuilding program, including $857 million for the final delivery payments for Costa Deliziosa and AIDAblu. In addition to our new shipbuilding program, we had capital expenditures of $120 million for ship improvements and replacements and $26 million primarily for cruise port facilities, information technology and other assets.

During the three months ended February 28, 2010, we borrowed a net of $809 million of short-term borrowings. In addition, during the three months ended February 28, 2010, we repaid $258 million and borrowed $84 million under our revolvers in connection with our needs for cash at various times throughout the period. We also borrowed $553 million of new other long-term debt, under one export credit facility and two bank loans, and we repaid $218 million of other long-term debt substantially all for export credit facilities and the early repayment of a bank loan during the three months ended February 28, 2010.

Future Commitments and Funding Sources

Our contractual cash obligations as of February 28, 2010 have changed compared to November 30, 2009, primarily as a result of our debt borrowings and repayments and ship progress and delivery payments as noted above. We continue to generate substantial cash from operations and have investment grade credit ratings of A3 from Moody’s Investors Service and BBB+ from Standard & Poor’s Rating Services, which provide us with flexibility in most financial credit market environments to obtain debt funding, as necessary.

At February 28, 2010, we had liquidity of $5.4 billion. Our liquidity consisted of $469 million of cash and cash equivalents, excluding cash on hand of $284 million used for current operations, $2.0 billion available for borrowing under our revolvers and back-up revolving credit facilities and $2.9 billion under committed financings. Of this $2.9 billion of committed facilities, $753 million, $1.2 billion and $958 million is expected to be funded in the last nine months of fiscal 2010 and in fiscal 2011 and 2012, respectively. Over 86% of our revolving credit facilities mature in 2012 and thereafter. We rely on, and have banking relationships with, numerous banks that have credit ratings of A or above, which we believe will assist us in attempting to access multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain financial covenants as described in Note 5 to the financial statements, which is included in our 2009 joint Annual Report on Form 10-K. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

At February 28, 2010, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows for fiscal 2010, we expect to be in compliance with our debt covenants during the remainder of fiscal 2010. However, our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity (assuming we can refinance our principal revolver before its 2012 maturity) and cash flow from future operations will be sufficient to fund all of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible debt redemptions, working capital needs and other firm commitments over the next several years.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During December 2009, we entered into a foreign currency forward that is designated as a cash flow hedge of the remaining unhedged final P&O Cruises Azura euro-denominated shipyard payment that matured in March 2010 at a rate of 0.89 sterling to the euro, or $187 million.

During February 2010, we entered into a foreign currency forward that was designated as a cash flow hedge of half of the final Queen Elizabeth euro-denominated shipyard payment that matures in September 2010 at a rate of 0.87 sterling to the euro, or $255 million.

During February 2010, we entered into two cash flow interest rate swaps that effectively changed $358 million of EURIBOR-based floating rate debt to fixed rate debt.

At February 28, 2010, 55%, 42% and 3% (57%, 40% and 3% at November 30, 2009) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

For a further discussion of our market risk, see Note 7 in the accompanying financial statements, and Note 10 to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations both within Exhibit 13 to our joint 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2010, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Carnival plc is a party to a proceeding that commenced in July 2009 by the Ministry of the Environment for the Dominican Republic (“Ministry”) regarding possible damage caused by P&O Cruises’ Ventura running aground off Catalina Island in the Dominican Republic in March 2009. The amount claimed by the Ministry is approximately $400,000. P&O Cruises is engaged in discussions with the Ministry regarding this matter. We believe the ultimate outcome of this proceeding will not be material to our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

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

At March 31, 2010, the remaining availability under the general repurchase authorization was $787 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 17.4 million Carnival Corporation shares. All Carnival plc ordinary share repurchases under both the general repurchase authorization and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2010 annual general meeting, or October 14, 2010. It is not our present intention to repurchase shares of Carnival Corporation common stock or Carnival plc ordinary shares under the general repurchase authorization, except for any repurchases made with net proceeds resulting from our “Stock Swap” programs described below.

B. “Stock Swap” Programs

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

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Investments Limited, a subsidiary of Carnival Corporation, and with Merrill Lynch International (“MLI”) as sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis, with the remaining net proceeds used for general corporate purposes. In the offering, Carnival Investments Limited may sell up to 25.0 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by MLI. Any sales of Carnival plc shares have been and will be registered under the Securities Act.

Under the “Stock Swap” program from December 1, 2009 through February 28, 2010, Carnival Investments Limited sold 1.8 million Carnival plc ordinary shares, at an average price of $35.68 per share for gross proceeds of $63 million and paid MLI and others fees of $471 thousand and $90 thousand, respectively, for total net proceeds of $62 million. Substantially all of the net proceeds of these sales were used to purchase 1.8 million shares of Carnival Corporation common stock. During the three months ended February 28, 2010, there was no Carnival Corporation common stock sold under the “Stock Swap” program.

The purchases of Carnival Corporation common stock during the three months ended February 28, 2010 pursuant to the “Stock Swap” program were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program
December 1, 2009 through December 31, 2009	275,000	$32.23	18,925,000
January 1, 2010 through January 31, 2010			18,925,000
February 1, 2010 through February 28, 2010	1,485,000	$33.66	17,440,000

Total	1,760,000	$33.44

During the quarter ended February 28, 2010, there were no stock repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the general stock repurchase authorization and no repurchases of Carnival plc ordinary shares under the “Stock Swap” program repurchase authorization.

C. Authorized Share Capital

Pursuant to a resolution of its shareholders dated April 15, 2009 and in accordance with the UK Companies Act 2006, Carnival plc ceased to have an authorized share capital with effect from October 1, 2009. However, any future issuance of shares by Carnival plc will remain subject to shareholder approval and rights of preemption (or the disapplication thereof).

Item 6.	Exhibits.

INDEX TO EXHIBITS

			Incorporated by Reference			Filed/
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

Articles of incorporation and by-laws

3.1		Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2		Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3		Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4		Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Material contracts

10.1	*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.				X

10.2	*	Carnival Corporation & plc Stock Ownership Policy for Section 16 Officers.				X

10.3	*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.				X

Statement regarding computations of ratios

12		Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1		Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3		Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

			Incorporated by Reference			Filed/
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

31.4		Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5		Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6		Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1	**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3	**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5	**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

			Incorporated by Reference			Filed/
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

32.6	**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101	**	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, as filed with the SEC on April 1, 2010 formatted in XBRL, as follows:

(i)      the Consolidated Statements of Operations for the three months ended February 28, 2010 and 2009;

(ii)     the Consolidated Balance Sheets at February 28, 2010 and November 30, 2009;

(iii)    the Consolidated Statements of Cash Flows for the three months ended February 28, 2010 and 2009; and

(iv)    the notes to the consolidated financial statements, tagged as blocks of text.

X

*	Indicates a management contract or compensation plan arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Micky Arison	By: /s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By: /s/ Howard S. Frank	By: /s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors	Vice Chairman of the Board of Directors
and Chief Operating Officer	and Chief Operating Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President	Senior Vice President
and Chief Financial Officer	and Chief Financial Officer

Date: April 1, 2010	Date: April 1, 2010