Form 10-Q
period 2010-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2010-07-01
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

At June 25, 2010, Carnival Corporation had outstanding 612,219,385 shares of Common Stock, $.01 par value.

At June 25, 2010, Carnival plc had outstanding

213,669,942 Ordinary Shares $1.66 par value, one Special

Voting Share, GBP 1.00 par value and 612,219,385 Trust

Shares of beneficial interest in the P&O

Princess Special Voting Trust.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Revenues
Cruise
Passenger tickets	$2,427	$2,242	$4,785	$4,461
Onboard and other	737	673	1,466	1,307
Tour and other	31	33	39	44

	3,195	2,948	6,290	5,812

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	440	440	937	954
Onboard and other	106	110	219	214
Payroll and related	383	366	774	718
Fuel	416	243	813	451
Food	212	203	424	401
Other ship operating	504	488	978	946
Tour and other	32	35	47	51

Total	2,093	1,885	4,192	3,735
Selling and administrative	404	393	800	785
Depreciation and amortization	349	317	694	628

	2,846	2,595	5,686	5,148

Operating Income	349	353	604	664

Nonoperating (Expense) Income
Interest income	3	2	7	6
Interest expense, net of capitalized interest	(99)	(90)	(195)	(186)
Other (expense) income, net	(2)	5	(5)	24

	(98)	(83)	(193)	(156)

Income Before Income Taxes	251	270	411	508
Income Tax Benefit (Expense), Net	1	(6)	16	16

Net Income	$252	$264	$427	$524

Earnings Per Share
Basic	$0.32	$0.34	$0.54	$0.67

Diluted	$0.32	$0.33	$0.54	$0.66

Dividends Declared Per Share	$0.10		$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	May 31, 2010	November 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$594	$538
Trade and other receivables, net	455	362
Inventories	297	320
Prepaid expenses and other	240	298

Total current assets	1,586	1,518

Property and Equipment, Net	29,317	29,870
Goodwill	3,214	3,451
Trademarks	1,289	1,346
Other Assets	623	650

	$36,029	$36,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$808	$135
Current portion of long-term debt	676	815
Convertible debt subject to current put option	595
Accounts payable	548	568
Accrued liabilities and other	928	874
Customer deposits	3,208	2,575

Total current liabilities	6,763	4,967

Long-Term Debt	7,681	9,097
Other Long-Term Liabilities and Deferred Income	721	732
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 645 shares at 2010 and 644 shares at 2009 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 214 shares at 2010 and 213 shares at 2009 issued	355	354
Additional paid-in capital	8,059	7,920
Retained earnings	15,830	15,561
Accumulated other comprehensive (loss) income	(1,029)	462
Treasury stock, 32 shares at 2010 and 24 shares at 2009 of Carnival Corporation and 38 shares at 2010 and 46 shares at 2009 of Carnival plc, at cost	(2,357)	(2,264)

Total shareholders’ equity	20,864	22,039

	$36,029	$36,835

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended May 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$427	$524
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	694	628
Share-based compensation	23	32
Other	(24)	4
Changes in operating assets and liabilities
Receivables	(122)	12
Inventories	2	17
Prepaid expenses and other	3	(22)
Accounts payable	31	11
Accrued and other liabilities	(5)	(35)
Customer deposits	765	270

Net cash provided by operating activities	1,794	1,441

INVESTING ACTIVITIES
Additions to property and equipment	(2,168)	(1,956)
Other, net	74	(6)

Net cash used in investing activities	(2,094)	(1,962)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	702	(255)
Principal repayments of revolvers	(323)	(1,004)
Proceeds from revolvers	89	1,060
Principal repayments of other long-term debt	(796)	(216)
Proceeds from issuance of other long-term debt	806	987
Dividends paid	(79)	(314)
Purchases of treasury stock	(305)	(9)
Sales of treasury stock	317	10
Proceeds from settlement of foreign currency swaps		113
Other, net	14	(38)

Net cash provided by financing activities	425	334

Effect of exchange rate changes on cash and cash equivalents	(69)	22

Net increase (decrease) in cash and cash equivalents	56	(165)
Cash and cash equivalents at beginning of period	538	650

Cash and cash equivalents at end of period	$594	$485

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

The accompanying Consolidated Balance Sheet at May 31, 2010 and the Consolidated Statements of Operations for the three and six months ended May 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2010 and 2009 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. In our accompanying 2009 Consolidated Statement of Cash Flows we have revised our presentation of proceeds from, and principal repayments of, our principal revolving credit facility to reflect the cash flows in connection with the underlying borrowings and repayments under this revolver. This revision had no impact on the net proceeds from, and principal repayments of, this revolver or on our net cash used in financing activities. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2009 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

NOTE 2 – Debt

At May 31, 2010, unsecured short-term borrowings consisted of $798 million of commercial paper and $10 million of euro-denominated bank loans with an aggregate weighted-average interest rate of 0.4%.

In January 2010, we repaid a $100 million unsecured floating rate bank loan prior to its 2012 maturity date.

In February 2010, we borrowed $371 million under an unsecured euro-denominated export credit facility, the proceeds of which were used to pay for a portion of AIDAblu’s purchase price. This facility bears interest at EURIBOR plus 50 basis points (“bps”) and is due in semi-annual installments through 2022.

In February 2010, we borrowed $132 million under an unsecured euro-denominated bank loan, which bears interest at EURIBOR plus 200 bps and is due in February 2014.

In April 2010, we obtained a commitment for two unsecured export credit ship financings. Each financing will provide us with the ability to borrow up to $496 million, currently denominated in euros, for a portion of the purchase price of the new Princess Cruises’ (“Princess”) ship. The first Princess ship is expected to enter service in May 2013 and the second in May 2014. Each financing, if drawn, will have a fixed interest rate of 4.87%, although we have the option to switch the interest rate to LIBOR plus 120 bps up until 60 days prior to the ship delivery dates. Each financing will be due in semi-annual installments over 12 years from the date of funding.

In May 2010, Costa Crociere, one of our Italian subsidiaries, borrowed $246 million under an unsecured euro-denominated export credit facility, which bears interest at 3.75% and is due in semi-annual installments through 2025.

In May 2010, we repaid $412 million of an unsecured floating rate euro-denominated export credit facility that was borrowed to pay for a portion of Costa Pacifica’s purchase price prior to its maturity dates through 2019.

At May 31, 2010, our 2% Convertible notes were classified as current liabilities, since we may be required to repurchase all or a portion of these notes at the option of the noteholders on April 15, 2011.

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

        Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At May 31, 2010, Carnival Corporation had estimated contingent obligations totaling $542 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of May 31, 2010, be responsible for a termination payment of approximately $105 million. In 2017, we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we would incur additional costs, although we estimate that they would be immaterial to our financial statements. All of the financial institution payment undertakers subject to this AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $61 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

NOTE 4 – Comprehensive (Loss) Income

Comprehensive (loss) income was as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Net income	$252	$264	$427	$524

Items included in other comprehensive (loss) income
Foreign currency translation adjustment	(690)	892	(1,391)	672
Other	(66)	62	(100)	58

Other comprehensive (loss) income	(756)	954	(1,491)	730

Total comprehensive (loss) income	$(504)	$1,218	$(1,064)	$1,254

NOTE 5 – Segment Information

Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Our tour and other segment represents the hotel, tour and transportation operations of Holland America Princess Alaska Tours and our ship charter operations to an unaffiliated entity, that currently operates two of our ships under its brand.

Selected segment information for our cruise and tour and other segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)
2010
Cruise	$3,164	$2,061	$396	$339	$368
Tour and other	45	46	8	10	(19)
Intersegment elimination	(14)	(14)

	$3,195	$2,093	$404	$349	$349

2009
Cruise	$2,915	$1,850	$386	$308	$371
Tour and other	48	50	7	9	(18)
Intersegment elimination	(15)	(15)

	$2,948	$1,885	$393	$317	$353

	Six Months Ended May 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)
2010
Cruise	$6,251	$4,145	$785	$676	$645
Tour and other	54	62	15	18	(41)
Intersegment elimination	(15)	(15)

	$6,290	$4,192	$800	$694	$604

2009
Cruise	$5,768	$3,684	$770	$610	$704
Tour and other	61	68	15	18	(40)
Intersegment elimination	(17)	(17)

	$5,812	$3,735	$785	$628	$664

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Net income	$252	$264	$427	$524
Interest on dilutive convertible notes	3	3	6	6

Net income for diluted earnings per share	$255	$267	$433	$530

Weighted-average common and ordinary shares outstanding	788	787	788	787
Dilutive effect of convertible notes	15	15	15	15
Dilutive effect of equity plans	3	2	3	2

Diluted weighted-average shares outstanding	806	804	806	804

Basic earnings per share	$0.32	$0.34	$0.54	$0.67

Diluted earnings per share	$0.32	$0.33	$0.54	$0.66

Anti-dilutive shares excluded from diluted earnings per share computations
Stock options	8.8	14.8	8.9	14.8

1.75% Convertible notes		5.1		5.1

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

Financial Instruments that ARE NOT measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2010		November 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents(a)	$368	$368	$324	$324
Long-term other assets(b)	$157	$155	$187	$181
Debt, non-convertible(c)	$(9,156)	$(8,909)	$(9,443)	$(9,376)
Publicly-traded convertible notes(d)	$(604)	$(653)	$(604)	$(627)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At May 31, 2010 and November 30, 2009, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our non-convertible debt and its carrying value was due to the market interest rates in existence at the respective measurement dates being higher than the current interest rates on these debt obligations, including the impact of changes in our credit ratings. The fair values of our publicly-traded notes were based on their quoted market prices. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.
(d)	The net difference between the fair values of our publicly-traded convertible notes and their carrying values was primarily due to the impact of changes in the Carnival Corporation common stock price underlying the value of these convertible notes. Their fair values were based on quoted market prices.

Financial Instruments that ARE measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2010		November 30, 2009
	Level 1	Level 2	Level 1	Level 2
Cash equivalents(a)	$226		$214
Marketable securities held in rabbi trusts(b)	$104	$15	$106	$17
Derivatives
Ship foreign currency forwards and options(c)		$(46)		$41
Net investment hedges(d)		$36		$(33)
Interest rate swaps(e)		$(3)		$3

(a)	Cash equivalents are comprised of money market funds.
(b)	Level 1 and 2 marketable securities are held in rabbi trusts and are comprised primarily of mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(c)	At May 31, 2010 and November 30, 2009, we have foreign currency forwards and options totaling $1.2 billion and $887 million, respectively, that are designated as foreign currency cash flow hedges for certain of our euro and sterling-denominated shipbuilding contracts. These foreign currency forwards and options mature through 2011.
(d)	At May 31, 2010 and November 30, 2009, we have foreign currency forwards and swaps totaling $488 million and $526 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. These foreign currency forwards and swaps mature through 2017 and in 2010, respectively, and were principally entered into to effectively convert U.S. dollar-denominated debt into euro debt.
(e)	We have both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At May 31, 2010 and November 30, 2009, these interest rate swap agreements effectively changed $585 million and $625 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At May 31, 2010, these interest rate swap agreements effectively changed $322 million of EURIBOR-based floating rate debt to fixed rate debt. These interest rate swaps mature through 2022.

We measure our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs and other variables included in the valuation model such as interest rate yield curves, forward currency exchange rates, credit spreads, maturity dates, volatilities and netting arrangements. We use the income approach to value the derivatives, using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated, but not compelled to transact. The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position and our creditworthiness was considered when in a liability position in the fair value measurement of our derivative instruments. Creditworthiness did not have a material impact on the fair values of our derivative instruments at May 31, 2010 and November 30, 2009. Both the counterparties and us are expected to continue to perform under the contractual terms of the instruments.

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

We also performed our annual trademark impairment reviews as of July 31, 2009, by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have trademark amounts recorded are AIDA Cruises, Ibero Cruises (“Ibero”), P&O Cruises, P&O Cruises Australia and Princess. The estimated fair values for each of our trademarks exceeded their respective carrying values and, therefore, none of our trademarks were impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues. The royalty rates are primarily based upon comparable royalty agreements used in similar industries.

We do not believe there have been any events or circumstances subsequent to July 31, 2009, which would require us to perform interim goodwill or trademark impairment reviews, except for the interim goodwill review we performed at Ibero as of September 30, 2009 because of a one-year acceleration of a ship transfer into Ibero. Based on this interim review, none of Ibero’s $169 million of goodwill at September 30, 2009 was considered impaired. We will continue to monitor the status of our Ibero operation since the Spanish economy and Spanish consumers’ demand for vacations are among the most challenging in Europe.

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

Changes to our goodwill carrying amounts since November 30, 2009 were all due to changes resulting from using different foreign currency translation rates at May 31, 2010.

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

The effective portions of our net foreign currency derivative (losses) and gains on cash flow hedges recognized in other comprehensive (loss) income in the three and six months ended May 31, 2010 totaled $(61) million ($64 million in 2009) and $(98) million ($63 million in 2009), respectively.

The effective portions of our net foreign currency derivative gains and (losses) on net investment hedges recognized in other comprehensive income (loss) in the three and six months ended May 31, 2010 totaled $39 million ($(24) million in 2009) and $86 million ($(31) million in 2009), respectively.

There are no amounts excluded from the assessment of hedge effectiveness, and there are no credit risk related contingent features in our derivative agreements. The amount of estimated cash flow hedges’ unrealized gains and losses which are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our financial statements as of May 31, 2010 and November 30, 2009 and for the three and six months ended May 31, 2010 and 2009 where such impacts are not significant.

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

The growth of our European and Australian brands subjects us to an increasing level of foreign currency translation risk related to the euro, sterling and Australian dollar because these brands generate significant revenues and incur significant expenses in euro, sterling or the Australian dollar. Accordingly, exchange rate fluctuations of the euro, sterling or Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for cruise revenues and cruise expenses in our accompanying Consolidated Statements of Operations. Weakening of the U.S. dollar has the opposite effect.

Most of our brands have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and primarily includes the same currencies noted above, as well as the U.S. and Canadian dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses. Accordingly, a strengthening of the U.S. dollar against these currencies results in both decreased revenues and expenses, and the weakening of the U.S. dollar against these currencies has the opposite effect, resulting in some degree of natural offset due to currency exchange movements within our accompanying Consolidated Statements of Operations for these transactional currency gains and losses.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt, including the effect of foreign currency forwards and swaps, in our foreign operations’ functional currencies (generally the euro or sterling). As of May 31, 2010 and November 30, 2009, we have designated $880 million and $2.0 billion of our euro debt and other obligations and $319 million and $362 million of our sterling debt and other obligations, respectively, which mature through 2022, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $368 million and $(88) million of cumulative foreign currency transaction gains and (losses) in the cumulative translation adjustment component of AOCI at May 31, 2010 and November 30, 2009, respectively, which offsets a portion of the losses and gains recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars.

Newbuild Currency Risk

At May 31, 2010, 48% of our newbuild passenger capacity under contract is for those of our European or North American brands for which we do not have significant currency risk because all of these ships are contracted for in euros or U.S. dollars, which are the functional currencies of these brands. However, our U.S. dollar and sterling functional currency brands have foreign currency exchange rate risks related to our outstanding or possible future commitments under ship construction contracts denominated in euros. These foreign currency commitments are affected by fluctuations in the value of the functional currency as compared to the currency in which the shipbuilding contract is denominated. At May 31, 2010, 28% of our newbuild capacity under contract is exposed to currency risk. We use foreign currency contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction contracts. At May 31, 2010, 24% of our newbuild passenger capacity under contract that would otherwise be exposed to currency risk is hedged and, accordingly, changes in the fair value of these foreign currency contracts offset changes in the fair value of the foreign currency denominated ship construction commitments, thus resulting in the elimination of such risk.

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

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of floating and fixed rate debt through the use of interest rate swaps and the issuance or early retirement of new or existing debt, respectively. At May 31, 2010, 73% and 27% (71% and 29% at November 30, 2009) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

NOTE 8 – Shareholders’ Equity

During the six months ended May 31, 2010, we sold 8.1 million Carnival plc ordinary shares held as treasury stock for $317 million of net proceeds, substantially all of which was used to fund the repurchase of 8.1 million shares of Carnival Corporation common stock. In these UK offerings, we sold Carnival plc ordinary shares held in treasury, only to the extent we were able to purchase shares of Carnival Corporation in the U.S. on at least an equivalent basis under our “Stock Swap” program.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, fuel expenses, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values and outlook. These factors include, but are not limited to, the following:

–

general economic and business conditions, including fuel price increases, high unemployment rates, increasing taxation, and declines in the securities, real estate and other markets, and perceptions of these conditions, may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy;

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
–

accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters, such as hurricanes, earthquakes and volcanic eruptions, and other incidents (including, but not limited to, ship fires and machinery and equipment failures or improper operation thereof), which could cause, among other things, individual or multiple port closures, injury, death, damage to property and equipment, oil spills, alteration of cruise itineraries or cancellation of a cruise or series of cruises or tours;

–	adverse publicity concerning the cruise industry in general, or us in particular, including any adverse impact that cruising may have on the marine environment;
–

changes in and compliance with laws and regulations relating to the protection of disabled persons, employment, environmental, health, safety, security, tax and other regulatory regimes under which we operate;

–	increases in global fuel demand and pricing, fuel supply disruptions and other events impacting on our fuel and other expenses, liquidity and credit ratings;
–

increases in our future fuel expenses from implementing approved International Maritime Organization regulations, which require the use of higher priced low sulfur fuels in certain cruising areas, including the establishment of a U.S. and Canadian Emissions Control Area in 2012, which will change fuel specifications, and correspondingly increase fuel prices, that ships will be required to use within these areas;

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

Outlook for the Remainder of Fiscal 2010

As of June 22, 2010, we said that we expected our fully diluted earnings per share for the third quarter and full year of 2010 would be in the ranges of $1.43 to $1.47 and $2.25 to $2.35, respectively. Our guidance was based on current fuel prices of $493 per metric ton and $495 per metric ton for the 2010 third quarter and full year. In addition, this guidance was also based on 2010 third quarter and full year currency rates of $1.24 and $1.29 to the euro and $1.48 and $1.51 to sterling, respectively.

The above forward-looking statements involve risks and uncertainties. Various factors could cause our actual results to differ materially from those expressed above including, but not limited to, economic and business conditions, foreign currency exchange rates, fuel prices, adverse weather conditions, spread of contagious diseases, regulatory changes, geopolitical and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statement together with the discussion of these and other risks and uncertainties under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2009 joint Annual Report on Form 10-K.

Seasonality and Expected Capacity Growth

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields (see “Key Performance Non-GAAP Financial Indicators”) and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with the Alaska cruise season. Finally, the seasonality of our results will continue to increase as we expand our European brands which tend to be more seasonal.

The year-over-year percentage increases in our ALBD capacity for the third and fourth quarters of 2010 are currently expected to be 6.2% and 6.1%, respectively. Our annual ALBD capacity increase for fiscal 2010, 2011 and 2012 is currently expected to be 7.5%, 5.0% and 4.7%, respectively. The above percentage increases result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales. Accordingly, the scheduled withdrawal from service of P&O Cruises’ Artemis in April 2011 has been reflected in these percentages.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Passengers carried (in thousands)	2,222	2,029	4,271	3,898

Occupancy percentage(a)	103.8%	103.3%	103.7%	103.6%

Fuel consumption (metric tons in thousands)	835	799	1,635	1,552

Fuel cost per metric ton(b)	$498	$304	$497	$291

Currencies
U.S. dollar to €1	$1.32	$1.33	$1.36	$1.33

U.S. dollar to £1	$1.50	$1.48	$1.55	$1.47

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.
(b)	Fuel cost per metric ton is calculated by dividing the cost of fuel by the number of metric tons consumed.

Three Months Ended May 31, 2010 (“2010”) Compared to the Three Months Ended May 31, 2009 (“2009”)

Revenues

Almost 76% of 2010 total revenues is comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $185 million, or 8.3%, to $2.4 billion in 2010 from $2.2 billion in 2009. This increase was caused primarily by our 8.1% capacity increase in ALBDs, which accounted for $182 million. Our capacity increased 4.0% for our North American cruise brands and 13.3% for our European cruise brands in 2010 compared to 2009, as we continue to implement our strategy of expanding in the European cruise marketplace. Our cruise passenger ticket revenues were adversely impacted by lower air transportation revenues due to fewer guests purchasing their air travel through us and from cruise vacation disruptions caused by the volcanic ash from Iceland and the earthquake in Chile (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2010 total revenues is substantially all comprised of onboard and other cruise revenues. Onboard and other cruise revenues increased by $64 million, or 9.5%, to $737 million in 2010 from $673 million in 2009. This increase was driven principally by our 8.1% capacity increase in ALBDs, which accounted for $55 million. Onboard and other revenues included concession revenues of $218 million in 2010 and $199 million in 2009.

Costs and Expenses

Operating costs increased $208 million, or 11.0%, to $2.1 billion in 2010 from $1.9 billion in 2009. This increase was caused primarily by $162 million of higher fuel prices and our 8.1% capacity increase in ALBDs, which accounted for $150 million. These cost increases were partially offset by lower air transportation costs due to fewer guests purchasing their air travel through us, fewer dry-docks and benefits from cost reduction programs and economies of scale.

Selling and administration expenses increased $11 million, or 2.8%, to $404 million in 2010 from $393 million in 2009. This increase was caused primarily by our 8.1% capacity increase in ALBDs, which accounted for $32 million, and was partially offset by the benefits from economies of scale and cost reduction programs, as well as the timing of certain expenses.

Depreciation and amortization expense increased $32 million, or 10.1%, to $349 million in 2010 from $317 million in 2009, driven by $26 million from our 8.1% capacity increase in ALBDs through the addition of new ships, and additional ship improvement expenditures.

Our total costs and expenses as a percentage of revenues increased to 89.1% in 2010 from 88.0% in 2009.

Operating Income

Our operating income decreased $4 million, or 1.1%, to $349 million in 2010 from $353 million in 2009 primarily because of the reasons discussed above.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, increased $5 million to $102 million in 2010 from $97 million in 2009. On a current and constant dollar basis, as defined below, this increase was due to a $5 million increase in interest expense from a higher level of average borrowings compared to 2009.

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

In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report our two non-GAAP financial measures assuming the 2010 periods’ currency exchange rates have remained constant with the 2009 periods’ rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar functional currency cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended May 31,
	2010	2010 Constant Dollar	2009
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$2,427	$2,416	$2,242
Onboard and other	737	733	673

Gross cruise revenues	3,164	3,149	2,915
Less cruise costs
Commissions, transportation and other	(440)	(436)	(440)
Onboard and other	(106)	(106)	(110)

Net cruise revenues	$2,618	$2,607	$2,365

ALBDs	16,575,242	16,575,242	15,329,812

Gross revenue yields	$190.90	$190.00	$190.19

Net revenue yields	$157.97	$157.30	$154.24

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended May 31,
	2010	2010 Constant Dollar	2009
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$2,061	$2,047	$1,850
Cruise selling and administrative expenses	396	393	386

Gross cruise costs	2,457	2,440	2,236
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(440)	(436)	(440)
Onboard and other	(106)	(106)	(110)

Net cruise costs	$1,911	$1,898	$1,686

ALBDs	16,575,242	16,575,242	15,329,812

Gross cruise costs per ALBD	$148.22	$147.24	$145.90

Net cruise costs per ALBD	$115.29	$114.54	$109.95

Net cruise revenues increased $253 million, or 10.7%, to $2.6 billion in 2010 from $2.4 billion in 2009. This was caused by our 8.1% capacity increase in ALBDs between 2010 and 2009 that accounted for $192 million and a 2.4% increase in net revenue yields in 2010 compared to 2009 that accounted for $61 million (gross revenue yields increased 0.4%). The net revenue yield increase in 2010 was due to stronger North American brand yields, partially offset by slightly weaker European brand yields driven by their challenging winter season in the Brazilian market, which had significant increases in industry capacity this past winter, and cruise vacation disruptions caused by volcanic ash from Iceland. In addition, the earthquake in Chile adversely impacted our North American brands’ yield. Net revenue yields as measured on a constant dollar basis increased 2.0% in 2010 compared to 2009, which was comprised of a 1.6% increase in passenger ticket yields and a 3.1% increase in onboard and other revenue yields, which is in comparison to the lowest point of 2009 onboard and other revenue yields. Onboard and other revenue yields increased at both our North American and European brands, on an aggregated basis. Gross cruise revenues increased $249 million, or 8.5%, to $3.2 billion in 2010 from $2.9 billion in 2009 for largely the same reasons as discussed above for net cruise revenues, partially offset by lower air transportation revenue.

Net cruise costs increased $225 million, or 13.3%, to $1.9 billion in 2010 from $1.7 billion in 2009. This was caused by our 8.1% capacity increase in ALBDs between 2010 and 2009 that accounted for $137 million, and a 4.9% increase in net cruise costs per ALBD, which accounted for $88 million in 2010 compared to 2009 (gross cruise costs per ALBD increased 1.6%). The 4.9% increase in net cruise costs per ALBD was primarily the result of a 64% increase in fuel price to $498 per metric ton in 2010, which resulted in an increase of $162 million. Partially offsetting these increases were fewer dry-docks and benefits from cost reduction programs and economies of scale, as well as the timing of certain expenses. Net cruise costs per ALBD as measured on a constant dollar basis increased 4.2% in 2010 compared to 2009. On a constant dollar basis, net cruise costs per ALBD excluding fuel decreased 4.9% in 2010 compared to 2009. Gross cruise costs increased $221 million, or 9.9%, to $2.5 billion in 2010 from $2.2 billion in 2009 for largely the same reasons as discussed above for net cruise costs, partially offset by lower air transportation costs.

Six Months Ended May 31, 2010 (“2010”) Compared to the Six Months Ended May 31, 2009 (“2009”)

Revenues

Over 76% of 2010 total revenues is comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $324 million, or 7.3%, to $4.8 billion in 2010 from $4.5 billion in 2009. This increase was caused primarily by our 8.9% capacity increase in ALBDs, which accounted for $395 million, as well as another $100 million due to a weaker U.S. dollar against the euro and sterling in 2010 compared to 2009. Our capacity increased 4.5% for our North American cruise brands and 13.9% for our European cruise brands in 2010 compared to 2009, as we continue to implement our strategy of expanding in the European cruise marketplace. Our cruise passenger ticket revenue increase was partially offset by a $171 million decrease, primarily due to lower air transportation revenues from fewer guests purchasing their air travel through us and the adverse impact from cruise vacation disruptions as previously discussed (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2010 total revenues is substantially all comprised of onboard and other cruise revenues. Onboard and other cruise revenues increased by $159 million, or 12.2%, to $1.5 billion in 2010 from $1.3 billion in 2009. This increase was driven principally by our 8.9% capacity increase in ALBDs, which accounted for $116 million, as well as another $25 million due to a weaker U.S. dollar against the euro and sterling in 2010 compared to 2009. Onboard and other revenues included concession revenues of $429 million in 2010 and $375 million in 2009.

Costs and Expenses

Operating costs increased $457 million, or 12.2%, to $4.2 billion in 2010 from $3.7 billion in 2009. This increase was caused primarily by $338 million of higher fuel prices, our 8.9% capacity increase in ALBDs, which accounted for $326 million, as well as another $75 million due to a weaker U.S. dollar against the euro and sterling in 2010 compared to 2009. These cost increases were partially offset by lower air transportation costs due to fewer guests purchasing their air travel through us, fewer dry-docks and benefits from cost reduction programs and economies of scale.

Selling and administration expenses increased $15 million, or 1.9%, to $800 million in 2010 from $785 million in 2009. This increase was caused primarily by our 8.9% capacity increase in ALBDs, which accounted for $70 million, almost all of which was offset by the benefits from economies of scale, cost reduction programs, as well as the timing of certain expenses.

Depreciation and amortization expense increased $66 million, or 10.5%, to $694 million in 2010 from $628 million in 2009, driven by $54 million from our 8.9% capacity increase in ALBDs through the addition of new ships, and additional ship improvement expenditures.

Our total costs and expenses as a percentage of revenues increased to 90.4% in 2010 from 88.6% in 2009.

Operating Income

Our operating income decreased $60 million, or 9.0%, to $604 million in 2010 from $664 million in 2009 primarily because of the reasons discussed above.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, increased $2 million to $201 million in 2010 from $199 million in 2009. On a current and constant dollar basis, as defined below, this increase was principally due to a $6 million increase in interest expense from a higher level of average borrowing, partially offset by a $3 million decrease in interest expense from lower average interest rates on average borrowings compared to 2009.

Other expense increased $29 million to $5 million in 2010 from other income of $24 million in 2009, the majority of which resulted from the nonrecurrence of the $15 million gain recognized in 2009 upon the unwinding of one of our LILO transactions.

Key Performance Non-GAAP Financial Indicators

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

,	Six Months Ended May 31
		2010
		Constant
	2010	Dollar	2009
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$4,785	$4,685	$4,461
Onboard and other	1,466	1,441	1,307

Gross cruise revenues	6,251	6,126	5,768
Less cruise costs
Commissions, transportation and other	(937)	(910)	(954)
Onboard and other	(219)	(214)	(214)

Net cruise revenues	$5,095	$5,002	$4,600

ALBDs	32,465,324	32,465,324	29,822,062

Gross revenue yields	$192.53	$188.71	$193.42

Net revenue yields	$156.91	$154.07	$154.25

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:
	Six Months Ended May 31,
		2010
		Constant
	2010	Dollar	2009
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$4,145	$4,070	$3,684
Cruise selling and administrative expenses	785	769	770

Gross cruise costs	4,930	4,839	4,454
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(937)	(910)	(954)
Onboard and other	(219)	(214)	(214)

Net cruise costs	$3,774	$3,715	$3,286

ALBDs	32,465,324	32,465,324	29,822,062

Gross cruise costs per ALBD	$151.87	$149.06	$149.36

Net cruise costs per ALBD	$116.25	$114.42	$110.18

Net cruise revenues increased $495 million, or 10.8%, to $5.1 billion in 2010 from $4.6 billion in 2009. This was caused by our 8.9% capacity increase in ALBDs between 2010 and 2009 that accounted for $408 million and a $87 million, or 1.7%, increase in net revenue yields in 2010 compared to 2009 (gross revenue yields decreased by 0.5%). The net revenue yield increase in 2010 was due to a weaker U.S. dollar against the euro and sterling compared to 2009. Net revenue yields as measured on a constant dollar basis were flat in 2010 compared to 2009, which was comprised of a 1.1% decrease in passenger ticket yields, offset by a 3.1% increase in onboard and other revenue yields. This increase in onboard and other revenue yields was driven in part by concessionaire minimum guarantee revenues for calendar year 2009 that were recognized in 2010 and a litigation settlement. Without these two items our 2010 onboard and other revenue yields would have increased by 1.3%. Gross cruise revenues increased $483 million, or 8.4%, to $6.3 billion in 2010 from $5.8 billion in 2009 for largely the same reasons as discussed above for net cruise revenues, partially offset by lower air transportation revenue.

Net cruise costs increased $488 million, or 14.9%, to $3.8 billion in 2010 from $3.3 billion in 2009. This was caused by our 8.9% capacity increase in ALBDs between 2010 and 2009 that accounted for $291 million, and a 5.5% increase in net cruise costs per ALBD, which accounted for $197 million in 2010 compared to 2009 (gross cruise costs per ALBD increased 1.7%). The 5.5% increase in net cruise costs per ALBD was primarily the result of a 71% increase in fuel price to $497 per metric ton in 2010, which resulted in an increase of $338 million and a weaker U.S. dollar against the euro and sterling. Partially offsetting these increases were the $44 million ($40 million on a constant dollar basis) gain recognized on the sale of P&O Cruises’ Artemis, fewer dry-docks benefits from cost reduction programs and economies of scale, as well as the timing of certain expenses. Net cruise costs per ALBD as measured on a constant dollar basis increased 3.8% in 2010 compared to 2009. On a constant dollar basis, net cruise costs per ALBD excluding fuel and the Artemis gain decreased 4.7% in 2010 compared to 2009. Gross cruise costs increased $476 million, or 10.7%, in 2010 to $4.9 billion from $4.5 billion in 2009 for largely the same reasons as discussed above for net cruise costs, partially offset by lower air transportation costs.

Liquidity, Financial Condition and Capital Resources

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

At November 30, 2009, the U.S. dollar to sterling, euro and Australian dollar exchange rates were $1 to 1.65, 1.50, and 0.91, respectively. Had these November 30, 2009 currency exchange rates been used to translate our May 31, 2010 non-U.S. dollar functional currency operations’ assets and liabilities instead of the May 31, 2010 currency exchange rates, our total assets and liabilities would have been higher by $2.6 billion and $1.2 billion, respectively.

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

Sources and Uses of Cash

Our business provided $1.8 billion of net cash from operations during the six months ended May 31, 2010, an increase of $353 million, or 24.5%, compared to fiscal 2009. This increase was caused principally by the increase in customer deposits, partially offset by more cash being used for our working capital needs and less cash derived from our results of operations versus the comparable prior year period.

At May 31, 2010, we had a working capital deficit of $5.2 billion. This deficit included $3.2 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue transactions rather than actual current cash liabilities. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our May 31, 2010 working capital deficit included $2.1 billion of current debt obligations, which included $808 million outstanding under our commercial paper programs and other short-term borrowings and $1.3 billion outstanding under our convertible notes, export credit facilities, bank loans and other debt. Our principal revolver is available to provide long-term rollover financing for certain of our current debt and we have the option of issuing common stock to repay our convertible notes. As for the repayment of our other currently due debt, we continue to generate substantial cash from operations and have an investment grade credit rating, which provides us with financial flexibility, in most financial credit market environments, to meet these current debt obligations as they become due. After excluding customer deposits and current debt obligations from our May 31, 2010 working capital deficit balance, our non-GAAP adjusted working capital was $110 million. As explained above, our business model allows us to operate with a significant working capital deficit and, accordingly, we believe we will continue to have a working capital deficit for the foreseeable future.

During the six months ended May 31, 2010, our net expenditures for capital projects were $2.2 billion, of which $1.8 billion was spent on our ongoing new shipbuilding program, including $1.6 billion for the final delivery payments for Costa Deliziosa, AIDAblu, Azura and Seabourn Sojourn. In addition to our new shipbuilding program, we had capital expenditures of $329 million for ship improvements and replacements and $53 million primarily for cruise port facilities, information technology and other assets.

During the six months ended May 31, 2010, we borrowed a net of $702 million of short-term borrowings. In addition, during the six months ended May 31, 2010, we repaid $323 million and borrowed $89 million under our revolvers in connection with our needs for cash at various times throughout the period. During the six months ended May 31, 2010, we also borrowed $806 million of new other long-term debt, under two export credit facilities and two bank loans. In addition, we repaid $796 million of other long-term debt substantially all for scheduled export credit facilities and the early repayment of a bank loan and an export credit facility during the six months ended May 31, 2010. Finally, we paid cash dividends of $79 million during the six months ended May 31, 2010.

Future Commitments and Funding Sources

Our contractual cash obligations as of May 31, 2010 have changed compared to November 30, 2009, primarily as a result of our debt borrowings and repayments and ship delivery and progress payments as noted above, as well as contracting to purchase two 3,600-passenger capacity ships for Princess. These two Princess newbuilds have an all-in euro-denominated aggregate cost of approximately $1.4 billion and are scheduled to be delivered in May 2013 and May 2014. We continue to generate substantial cash from operations and have investment grade credit ratings of A3 from Moody’s Investors Service and BBB+ from Standard & Poor’s Rating Services, which provide us with flexibility in most financial credit market environments to obtain debt funding, as necessary.

At May 31, 2010, we had liquidity of $5.5 billion. Our liquidity consisted of $336 million of cash and cash equivalents, excluding cash on hand of $258 million used for current operations, $1.8 billion available for borrowing under our revolving credit facilities and $3.4 billion under committed financings. Of this $3.4 billion of committed facilities, $432 million, $1.0 billion, $918 million, $496 million and $496 million is expected to be funded in the last six months of fiscal 2010 and in fiscal 2011, 2012, 2013 and 2014, respectively. Over 86% of our revolving credit facilities mature in 2012 and thereafter. We rely on, and have banking relationships with, numerous banks that have credit ratings of A or above, which we believe will assist us in accessing multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain financial covenants as described in Note 5 to the financial statements, which is included within Exhibit 13 to our 2009 joint Annual Report on Form 10-K. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

At May 31, 2010, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows for fiscal 2010, we expect to be in compliance with our debt covenants during the remainder of fiscal 2010. However, our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity (assuming we can refinance our principal revolver before its 2012 maturity) and cash flow from future operations will be sufficient to fund all of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible note redemptions, working capital needs and other firm commitments over the next several years.

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

During December 2009, we entered into a foreign currency forward that was designated as a cash flow hedge of the remaining unhedged final P&O Cruises Azura euro-denominated shipyard payment that matured in March 2010 at a rate of 0.89 sterling to the euro, or $187 million.

During February 2010, we entered into a foreign currency forward that is designated as a cash flow hedge of half of the final Queen Elizabeth euro-denominated shipyard payment that matures in September 2010 at a rate of 0.87 sterling to the euro, or $229 million.

During February 2010, we entered into two cash flow interest rate swaps that effectively changed $322 million of EURIBOR-based floating rate debt to fixed rate debt.

During May 2010, we entered into a foreign currency forward that was designated as a cash flow hedge of the final Seabourn Sojourn euro-denominated shipyard payment that matured in May 2010 at a rate of $1.27 to the euro, or $194 million.

During May 2010, we entered into a foreign currency forward and three zero cost collars that are designated as cash flow hedges of the remaining Carnival Magic euro-denominated shipyard payments. The foreign currency forward matures in July 2010 at a forward rate of $1.27 to the euro or $33 million, and the zero cost collars mature in April 2011, at a weighted-average ceiling rate of $1.36 to the euro, or $593 million, and a floor of $1.26 to the euro, or $548 million.

At May 31, 2010, 63%, 34% and 3% (57%, 40% and 3% at November 30, 2009) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards and swaps.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2010, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 8, 2010, P&O Cruises settled a matter raised by the Ministry of the Environment for the Dominican Republic regarding possible environmental damage caused by the Ventura’s accidental grounding off Catalina Island in the Dominican Republic in March 2009. The matter was settled for $0.5 million due currently and $0.2 million to be paid over the next two years for agreed upon environmental projects.

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

At March 31, 2010, the remaining availability under the general repurchase authorization was $787 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 11.1 million Carnival Corporation shares. All Carnival plc ordinary share repurchases under both the general repurchase authorization and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2011 annual general meeting, or October 12, 2011. It is not our present intention to repurchase shares of Carnival Corporation common stock or Carnival plc ordinary shares under the general repurchase authorization, except for any repurchases made with net proceeds resulting from our “Stock Swap” programs described below.

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

Under the “Stock Swap” program from December 1, 2009 through May 31, 2010, Carnival Investments Limited sold 8.1 million Carnival plc ordinary shares, at an average price of $39.48 per share for gross proceeds of $319 million and paid MLI fees of $2 million and paid other expenses of $123 thousand for total net proceeds of $317 million. Substantially all of the net proceeds of these sales were used to purchase 8.1 million shares of Carnival Corporation common stock. During the six months ended May 31, 2010, no Carnival Corporation common stock was sold under the “Stock Swap” program.

The purchases of Carnival Corporation common stock during the three months ended May 31, 2010 pursuant to the “Stock Swap” program were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program
March 1, 2010 through March 31, 2010	615,000	$35.11	16,825,000
April 1, 2010 through April 30, 2010	3,525,000	$39.84	13,300,000
May 1, 2010 through May 31, 2010	2,180,000	$38.58	11,120,000

Total	6,320,000	$38.95

During the quarter ended May 31, 2010, there were no stock repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the general stock repurchase authorization and no repurchases of Carnival plc ordinary shares under the “Stock Swap” program repurchase authorization.

Item 6. Exhibits. INDEX TO EXHIBITS
		Incorporated by Reference			Filed/
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Material contracts

10.1*	Amendment to the Carnival Corporation Fun Ship Nonqualified Savings Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

			Incorporated by Reference			Filed/
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

31.5		Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6		Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1	**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3	**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5	**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6	**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

			Incorporated by Reference			Filed/
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

Interactive Data File

101	**	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2010, as filed with the SEC on July 1, 2010 formatted in XBRL, as follows:

(i)      the Consolidated Statements of Operations for the three and six months ended May 31, 2010 and 2009;

(ii)     the Consolidated Balance Sheets at May 31, 2010 and November 30, 2009;

(iii)    the Consolidated Statements of Cash Flows for the six months ended May 31, 2010 and 2009; and

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

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Micky Arison	By: /s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By: /s/ Howard S. Frank	By: /s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors	Vice Chairman of the Board of Directors
and Chief Operating Officer	and Chief Operating Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President	Senior Vice President
and Chief Financial Officer	and Chief Financial Officer

Date: July 1, 2010	Date: July 1, 2010