Form 10-Q
period 2010-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2010-10-01
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 24, 2010, Carnival Corporation had outstanding 606,570,990 shares of Common Stock, $.01 par value.

At September 24, 2010, Carnival plc had outstanding
213,699,585 Ordinary Shares $1.66 par value, one Special

Voting Share, GBP 1.00 par value and 606,570,990 Trust

Shares of beneficial interest in the P&O Princess Special

Voting Trust.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Revenues
Cruise
Passenger tickets	$3,377	$3,105	$8,162	$7,566
Onboard and other	847	825	2,313	2,132
Tour and other	202	209	241	253

	4,426	4,139	10,716	9,951

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	517	515	1,455	1,469
Onboard and other	131	131	350	345
Payroll and related	426	387	1,200	1,105
Fuel	396	327	1,209	778
Food	223	223	647	624
Other ship operating	467	498	1,445	1,444
Tour and other	128	145	174	196

Total	2,288	2,226	6,480	5,961
Selling and administrative	381	381	1,181	1,166
Depreciation and amortization	355	336	1,049	964

	3,024	2,943	8,710	8,091

Operating Income	1,402	1,196	2,006	1,860

Nonoperating (Expense) Income
Interest income	3	4	10	10
Interest expense, net of capitalized interest	(90)	(95)	(285)	(281)
Other (expense) income, net	(2)	(8)	(7)	16

	(89)	(99)	(282)	(255)

Income Before Income Taxes	1,313	1,097	1,724	1,605
Income Tax (Expense) Benefit, Net	(10)	(24)	6	(8)

Net Income	$1,303	$1,073	$1,730	$1,597

Earnings Per Share
Basic	$1.65	$1.36	$2.20	$2.03

Diluted	$1.62	$1.33	$2.16	$2.00

Dividends Declared Per Share	$0.10		$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	August 31, 2010	November 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$527	$538
Trade and other receivables, net	388	362
Inventories	291	320
Prepaid expenses and other	239	298

Total current assets	1,445	1,518

Property and Equipment, Net	30,162	29,870
Goodwill	3,287	3,451
Trademarks	1,310	1,346
Other Assets	643	650

	$36,847	$36,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$415	$135
Current portion of long-term debt	1,153	815
Accounts payable	541	568
Accrued liabilities and other	991	874
Customer deposits	2,776	2,575

Total current liabilities	5,876	4,967

Long-Term Debt	7,644	9,097
Other Long-Term Liabilities and Deferred Income	732	732
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 645 shares at 2010 and 644 shares at 2009 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 214 shares at 2010 and 213 shares at 2009 issued	355	354
Additional paid-in capital	8,109	7,920
Retained earnings	17,055	15,561
Accumulated other comprehensive (loss) income	(545)	462
Treasury stock, 38 shares at 2010 and 24 shares at 2009 of Carnival Corporation and 32 shares at 2010 and 46 shares at 2009 of Carnival plc, at cost	(2,385)	(2,264)

Total shareholders’ equity	22,595	22,039

	$36,847	$36,835

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended August 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,730	$1,597
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,049	964
Share-based compensation	33	41
Other	(21)	21
Changes in operating assets and liabilities
Receivables	(58)	(41)
Inventories	13	17
Prepaid expenses and other	(41)	(50)
Accounts payable	11	77
Accrued and other liabilities	87	59
Customer deposits	281	(55)

Net cash provided by operating activities	3,084	2,630

INVESTING ACTIVITIES
Additions to property and equipment	(2,838)	(2,402)
Other, net	102	(52)

Net cash used in investing activities	(2,736)	(2,454)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	300	(218)
Principal repayments of revolvers	(341)	(1,740)
Proceeds from revolvers	89	1,085
Principal repayments of other long-term debt	(1,081)	(307)
Proceeds from issuance of other long-term debt	806	1,551
Dividends paid	(158)	(314)
Purchases of treasury stock	(514)	(52)
Sales of treasury stock	534	53
Proceeds from settlement of foreign currency swaps	—	113
Other, net	38	(48)

Net cash (used in) provided by financing activities	(327)	123

Effect of exchange rate changes on cash and cash equivalents	(32)	27

Net (decrease) increase in cash and cash equivalents	(11)	326
Cash and cash equivalents at beginning of period	538	650

Cash and cash equivalents at end of period	$527	$976

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

The accompanying Consolidated Balance Sheet at August 31, 2010 and the Consolidated Statements of Operations for the three and nine months ended August 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and 2009 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2009 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

NOTE 2 – Debt

At August 31, 2010, unsecured short-term borrowings consisted of $411 million of commercial paper and $4 million of euro-denominated bank loans with an aggregate weighted-average interest rate of 0.4%.

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

In April 2010, we obtained a commitment for two unsecured export credit ship financings. Each financing will provide us with the ability to borrow up to $516 million, currently denominated in euros, for a portion of the purchase price of a Princess Cruises’ (“Princess”) ship. The first Princess ship is expected to be delivered in May 2013 and the second in May 2014. Each financing, if drawn, will have a fixed interest rate of 4.87%. We have the option to switch the interest rate to LIBOR plus 120 bps up until 60 days prior to the ship delivery dates. Each financing will be due in semi-annual installments over 12 years from the date of funding.

In May 2010, Costa Cruises, one of our Italian subsidiaries, borrowed $246 million under an unsecured euro-denominated export credit facility, which bears interest at 3.75% and is due in semi-annual installments through 2025.

In May 2010, we repaid $390 million of an unsecured floating rate euro-denominated export credit facility that was borrowed to pay for a portion of Costa Pacifica’s purchase price prior to its maturity dates through 2019.

In June 2010, we repaid $78 million of an unsecured floating rate export credit facility that was borrowed to pay for a portion of Seabourn Odyssey’s purchase price prior to its maturity dates through 2017.

At August 31, 2010, $595 million of our 2% Convertible notes were classified in current portion of long-term debt, since we could have been required to repurchase all or a portion of these notes at the option of the noteholders on April 15, 2011. On September 24, 2010, we issued a call notice to the 2% Convertible noteholders to redeem their notes for cash on October 25, 2010.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At August 31, 2010, Carnival Corporation had estimated contingent obligations totaling $547 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of August 31, 2010, be responsible for a termination payment of approximately $106 million. In 2017, we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we would incur additional costs, although we estimate that they would be immaterial to our financial statements. All of the financial institution payment undertakers subject to this AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $62 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

Contingent Obligations – Indemnifications

Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes and changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses, and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 4 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Net income	$1,303	$1,073	$1,730	$1,597

Items included in other comprehensive income (loss)
Foreign currency translation adjustment	477	78	(914)	750
Other	7	14	(93)	72

Other comprehensive income (loss)	484	92	(1,007)	822

Total comprehensive income	$1,787	$1,165	$723	$2,419

NOTE 5 – Segment Information

Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Our tour and other segment represents the hotel, tour and transportation operations of Holland America Princess Alaska Tours and our ship charter operations, which are comprised of two of our ships on charter to an unaffiliated entity.

Selected segment information was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating Income
2010
Cruise	$4,224	$2,160	$373	$344	$1,347
Tour and other	292	218	8	11	55
Intersegment elimination	(90)	(90)	—	—	—

	$4,426	$2,288	$381	$355	$1,402

2009
Cruise	$3,930	$2,081	$372	$327	$1,150
Tour and other	312	248	9	9	46
Intersegment elimination	(103)	(103)	—	—	—

	$4,139	$2,226	$381	$336	$1,196

	Nine Months Ended August 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating Income
2010
Cruise	$10,475	$6,306	$1,158	$1,019	$1,992
Tour and other	346	279	23	30	14
Intersegment elimination	(105)	(105)	—	—	—

	$10,716	$6,480	$1,181	$1,049	$2,006

2009
Cruise	$9,698	$5,765	$1,142	$937	$1,854
Tour and other	373	316	24	27	6
Intersegment elimination	(120)	(120)	—	—	—

	$9,951	$5,961	$1,166	$964	$1,860

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Net income	$1,303	$1,073	$1,730	$1,597
Interest on dilutive convertible notes	3	6	9	18

Net income for diluted earnings per share	$1,306	$1,079	$1,739	$1,615

Weighted-average common and ordinary shares
outstanding	789	787	788	787
Dilutive effect of convertible notes	15	20	15	20
Dilutive effect of equity plans	2	2	3	2

Diluted weighted-average shares outstanding	806	809	806	809

Basic earnings per share	$1.65	$1.36	$2.20	$2.03

Diluted earnings per share	$1.62	$1.33	$2.16	$2.00

Anti-dilutive stock options excluded from diluted earnings per share computations	11	14	10	15

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and entity. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a material impact on the fair values of our financial instruments at August 31, 2010 and November 30, 2009. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2010		November 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents (a)	$463	$463	$324	$324
Long-term other assets (b)	$183	$185	$187	$181
Debt, non-convertible (c)	$(8,608)	$(8,923)	$(9,443)	$(9,376)
Publicly-traded convertible notes (d)	$(604)	$(634)	$(604)	$(627)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At August 31, 2010 and November 30, 2009, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our non-convertible debt and its carrying value was due to the market interest rates in existence at August 31, 2010 and November 30, 2009 being lower and higher, respectively, than the current interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their quoted market prices. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.
(d)	The net difference between the fair values of our publicly-traded convertible notes and their carrying values was primarily due to the impact of changes in the Carnival Corporation common stock price underlying the value of these convertible notes. Their fair values were based on quoted market prices.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2010		November 30, 2009
	Level 1	Level 2	Level 1	Level 2
Cash equivalents (a)	$64		$214
Marketable securities held in rabbi trusts (b)	$98	$20	$106	$17
Derivatives
Ship foreign currency forwards and options (c)		$(15)		$41
Net investment hedges (d)		$10		$(33)
Interest rate swaps (e)		$(8)		$3

(a)	Cash equivalents are comprised of money market funds.
(b)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(c)	At August 31, 2010 and November 30, 2009, we have foreign currency forwards and options totaling $995 million and $887 million, respectively, that are designated as foreign currency cash flow hedges for certain of our euro and sterling-denominated shipbuilding contracts. These foreign currency forwards and options mature through May 2011.
(d)	At August 31, 2010 and November 30, 2009, we have foreign currency forwards and swaps totaling $210 million and $526 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro- denominated functional currency and were principally entered into to convert U.S. dollar-denominated debt into euro debt. These foreign currency forwards mature through July 2017, and the swaps matured in March 2010.
(e)	We have both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At August 31, 2010 and November 30, 2009, these interest rate swap agreements effectively changed $510 million and $625 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At August 31, 2010, these interest rate swap agreements effectively changed $321 million of EURIBOR-based floating rate debt to fixed rate debt. These interest rate swaps mature through February 2022.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

As of July 31, 2010, we performed our annual goodwill impairment reviews by comparing the estimated fair value of each cruise line reporting unit to the carrying value of the net assets allocated to that reporting unit. All of our cruise line reporting units carry goodwill, except for Ocean Village and The Yachts of Seabourn. No goodwill was considered to be impaired because the estimated fair value of each cruise line reporting unit exceeded its respective carrying value and, accordingly, we did not proceed to step two of the impairment analysis.

In determining the estimated cruise line reporting unit fair values, we considered both their (a) discounted future cash flow analysis and (b) market multiples of comparable publicly-traded companies. The principal assumptions used in our cash flow analysis related to forecasting future operating results, including net revenue yields, net cruise costs including fuel prices, capacity changes, weighted-average cost of capital for comparable publicly-traded companies, adjusted for the risk attributable to the reporting unit including the geographic region in which it operates, and terminal values, which are all considered level 3 inputs.

As of July 31, 2010, we also performed our annual trademark impairment reviews by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have trademark amounts recorded are AIDA Cruises, Ibero Cruises (“Ibero”), P&O Cruises, P&O Cruises Australia and Princess. The estimated fair value for each of our trademarks exceeded its respective carrying value and, therefore, none of our trademarks were impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues. The royalty rates are primarily based upon comparable royalty agreements used in similar industries.

The determination of our cruise line reporting unit fair values include numerous assumptions, which are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair values, then we may need to recognize a material impairment charge.

Changes to our goodwill carrying amounts since November 30, 2009 were all due to changes resulting from using the different foreign currency translation rates in effect at August 31, 2010.

Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of fixed and floating rate debt. Our policy is to not use any financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (“AOCI”) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.

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

The effective portions of our net foreign currency derivative gains and (losses) on cash flow hedges recognized in other comprehensive income (loss) in the three and nine months ended August 31, 2010 totaled $6 million ($4 million in 2009) and $(94) million ($67 million in 2009), respectively.

The effective portions of our net foreign currency derivative (losses) and gains on net investment hedges recognized in other comprehensive income (loss) in the three and nine months ended August 31, 2010 totaled $(1) million ($(4) million in 2009) and $84 million ($(35) million in 2009), respectively.

During the three months ended August 31, 2010, we recognized a gain of $14 million on foreign currency forwards that are not designated as hedges, which was included in nonoperating other income. The gain on these foreign currency forwards was offset by the loss incurred on the remeasurement of a non-functional currency monetary liability, which was also included in nonoperating other income.

There are no amounts excluded from the assessment of hedge effectiveness, and there are no credit risk related contingent features in our derivative agreements. The amount of estimated cash flow hedges’ unrealized gains and losses which are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our financial statements as of August 31, 2010 and November 30, 2009 and for the three and nine months ended August 31, 2010 and 2009 where such impacts are not significant.

Foreign Currency Exchange Rate Risk

Overall Strategy

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our primary focus is to manage the economic risks faced by our operations, which are the ultimate foreign currency exchange risks that would be realized by us if we exchanged one currency for another, and not the accounting risks. Accordingly, we do not currently hedge these accounting risks with derivative financial instruments. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.

Operational and Investment Currency Risk

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

Most of our brands have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and primarily includes the same currencies noted above, as well as the U.S. and Canadian dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses. Accordingly, a strengthening of the U.S. dollar against these non-U.S. dollar currencies results in both decreased revenues and expenses, and the weakening of the U.S. dollar against these non-U.S. dollar currencies has the opposite effect, resulting in some degree of natural offset due to currency exchange movements in our accompanying Consolidated Statements of Operations for these transactional currency gains and losses.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt and other obligations, including the effect of foreign currency forwards and swaps, in our foreign operations’ functional currencies (generally the euro or sterling). As of August 31, 2010 and November 30, 2009, we have designated $2.3 billion and $3.8 billion of our euro and sterling debt and other obligations, respectively, which debt matures through 2019, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $251 million and $(88) million of cumulative foreign currency transaction gains and (losses) in the cumulative translation adjustment component of AOCI at August 31, 2010 and November 30, 2009, respectively, which offset a portion of the losses and gains recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and nine months ended August 31, 2010, we recognized foreign currency transaction (losses) and gains of $(117) million ($(27) million in 2009) and $339 million ($(292) million in 2009), respectively, in the cumulative translation adjustment component of AOCI.

Newbuild Currency Risk

At August 31, 2010, 58% of our newbuild passenger capacity under contract is for those of our European or North American brands for which we either do not have significant currency risk because all of these ships are contracted for in euros or U.S. dollars, which are the functional currencies of these brands, or the non-functional currency new ship progress payments have already been made. However, our U.S. dollar and sterling functional currency brands have foreign currency exchange rate risks related to our outstanding or possible future commitments under ship construction contracts denominated in euros. These foreign currency commitments are affected by fluctuations in the value of the functional currency as compared to the currency in which the shipbuilding contract is denominated. We use foreign currency derivative contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction contracts. At August 31, 2010, 15% of our newbuild passenger capacity under contract that would otherwise be exposed to currency risk is hedged and, accordingly, changes in the fair value of these foreign currency derivative contracts offset changes in the fair value of the foreign currency denominated ship construction commitments, thus resulting in the elimination of such risk. At August 31, 2010, 27% of our newbuild passenger capacity under contract is exposed to currency risk.

Our decisions regarding whether or not to hedge a given ship commitment for our North American and UK brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, exchange rate correlation, economic trends, our overall expected net cash flows by currency and other offsetting risks.

The cost of shipbuilding orders that we may place in the future for our cruise brands that generate their cash flows in a currency that is different than the shipyard’s operating currency, which is generally the euro, is expected to be affected by foreign currency exchange rate fluctuations. Given the movement in the U.S. dollar and sterling relative to the euro over the past several years, the U.S. dollar and sterling cost to order new cruise ships has been volatile. If the U.S. dollar or sterling declines against the euro, this may affect our desire to order future new cruise ships for U.S. dollar or sterling functional currency brands.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of floating and fixed rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At August 31, 2010, 77% and 23% (71% and 29% at November 30, 2009) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Fuel Price Risks

We do not use financial instruments to hedge our exposure to fuel price risks.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency derivative contracts and interest rate swap agreements that are in-the-money is the replacement cost, which includes the value of the contracts, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions and insurance companies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We do not currently anticipate nonperformance by any of our significant counterparties.

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

Finally, if the shipyard with which we have contracts to build our ships is unable to perform, we would be required to perform under our foreign currency forwards and options related to these shipbuilding contracts. Accordingly, if the shipyard is unable to perform we may have to discontinue accounting for these currency forwards and options as hedges. However, we believe that the risk of shipyard nonperformance is remote.

NOTE 8 – Merchant Navy Officers Pension Fund (“MNOPF”)

P&O Cruises, Princess and Cunard Line participate in an industry-wide British MNOPF, a defined benefit multiemployer pension plan available to certain of their British shipboard officers, which includes the MNOPF’s “New Section” that is closed to new membership. The MNOPF trustee had previously determined that the MNOPF’s New Section funding was inadequate based on its actuarially determined deficit. Substantially all of any MNOPF New Section deficit liability which we have relates to the obligations of P&O Cruises and Princess, which existed prior to the formation of our DLC in 2003. We have not been able to record our estimated share of the ultimate fund deficit as of the DLC formation date or thereafter because our ultimate amount of the deficit was and remains uncertain. The amount of our share of the fund’s ultimate deficit could vary considerably if different assumptions and estimates are used to estimate the fund deficit. Therefore, we expense our portion of any deficit as amounts are invoiced by, and become due and payable to, the fund’s trustee.

In August 2010, we received special assessment invoices from the fund’s trustee for an amount the trustee calculated to be our additional share of the entire MNOPF New Section deficit. The calculation was based on the March 31, 2009 actuarial valuation, as adjusted for subsequent market value recoveries. Accordingly, we recorded the full invoiced amount of $41 million in cruise payroll and related expense in our 2010 third quarter. It is still possible that the fund’s trustee may invoice us in the future for additional amounts.

NOTE 9 – Shareholders’ Equity

During the nine months ended August 31, 2010, we sold 14.4 million Carnival plc ordinary shares held as treasury stock for $534 million of net proceeds, substantially all of which was used to fund the repurchase of 14.4 million shares of Carnival Corporation common stock. In these UK offerings, we sold Carnival plc ordinary shares held in treasury, only to the extent we were able to purchase shares of Carnival Corporation in the U.S. on at least an equivalent basis under our “Stock Swap” program.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, fuel expenses, costs per available lower berth day (“ALBDs”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values and outlook. These factors include, but are not limited to, the following:

–

general economic and business conditions, including fuel price increases, high unemployment and underemployment rates, increasing taxation, and declines in the securities, real estate and other markets, and perceptions of these conditions, may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy;

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
–

changes in and compliance with laws and regulations relating to the protection of disabled persons, employment, environment, health, safety, security, tax and other regulatory regimes under which we operate;

–	increases in global fuel demand and pricing, fuel supply disruptions and other events impacting on our fuel and other expenses, liquidity and credit ratings;
–	increases in our fuel prices from adopting International Maritime Organization regulations that require the use of fuels with lower sulfur content for our ships;
–	changes in financing and operating costs, including changes in interest rates and food, payroll, port and security costs;
–

our ability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments, including ordering additional ships for our cruise brands from shipyards, on terms that are favorable or consistent with our expectations;

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

Outlook for the Fourth Quarter of Fiscal 2010

As of September 21, 2010, we said that we expected our fully diluted earnings per share for the fourth quarter of 2010 would be in the range of $0.32 to $0.36. Our guidance was based on fuel prices of $479 per metric ton for the 2010 fourth quarter. In addition, this guidance was also based on 2010 fourth quarter currency rates of $1.27 to the euro and $1.54 to sterling. The currency and fuel assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these two assumptions.

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

Critical Accounting Estimates

Asset Impairments

We believe the estimated fair value for each of our reporting units that carry goodwill significantly exceeds the carrying value of their allocated net assets, except for Ibero. At July 31, 2010, Ibero’s estimated fair value only exceeded its carrying value by 24%, or $141 million. We performed a sensitivity analysis to identify the magnitude of the changes to Ibero’s principal discounted cash flow assumptions that would eliminate this excess. Based on this analysis, relatively minor changes to these assumptions would lead to an Ibero impairment.

Given the weakness of the Spanish economy and its impact on the vacation industry, it is possible that Ibero’s goodwill, which was $152 million at July 31, 2010, could become impaired in the future if the Spanish vacation industry does not recover enough to enable Ibero to increase its cruise pricing. The recoverability of Ibero’s goodwill is not without doubt because it is difficult to predict the timing of the resurgence of the Spanish economy and its vacation industry.

We also believe that our trademarks’ estimated fair values significantly exceed their carrying values. See Note 7 in the accompanying consolidated financial statements for additional discussion of goodwill and trademark impairment reviews.

For a further discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2009 joint Annual Report on Form 10-K.

Seasonality and Expected Capacity Growth

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields (see “Key Performance Non-GAAP Financial Indicators”) and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with the Alaska cruise season. Finally, the seasonality of our results will continue to increase as we expand our European brands, which tend to be more seasonal, and because our North American brands have recently become even more seasonal.

The year-over-year percentage increase in our ALBD capacity for the fourth quarter of fiscal 2010 is currently expected to be 5.8%. Our annual ALBD capacity increase for fiscal 2010, 2011, 2012 and 2013 is currently expected to be 7.4%, 5.4%, 4.4% and 3.9%, respectively. The above percentage increases result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales. Accordingly, the scheduled withdrawal from service of P&O Cruises’ Artemis in April 2011 has been reflected in these percentages.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Passengers carried (in thousands)	2,617	2,485	6,888	6,383

Occupancy percentage (a)	111.1%	111.4%	106.2%	106.4%

Fuel consumption (metric tons in thousands)	838	807	2,473	2,359

Fuel cost per metric ton (b)	$473	$405	$489	$330

Currencies
U.S. dollar to €1	$1.27	$1.41	$1.32	$1.37

U.S. dollar to £1	$1.52	$1.64	$1.54	$1.53

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.
(b)	Fuel cost per metric ton is calculated by dividing the cost of fuel by the number of metric tons consumed.

Three Months Ended August 31, 2010 (“2010”) Compared to the Three Months Ended August 31, 2009 (“2009”)

Revenues

Over 76% of 2010 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $272 million, or 8.8%, to $3.4 billion in 2010 from $3.1 billion in 2009. This increase was caused by our 6.2% capacity increase in ALBDs, which accounted for $194 million, and the significant recovery in overall cruise ticket pricing. Our capacity increased 3.7% for our North American cruise brands and 7.9% for our European cruise brands in 2010 compared to 2009, as we continue to implement our strategy of expanding in the European cruise marketplace. Our 2010 cruise passenger ticket revenue increase was partially offset by the impacts of a stronger U.S. dollar against the euro and sterling compared to 2009, which accounted for $135 million, and lower air transportation revenues due to fewer guests purchasing their air travel through us (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2010 revenues is principally comprised of onboard and other cruise revenues, which increased by $22 million, or 2.7%, to $847 million in 2010 from $825 million in 2009. This increase was caused by our 6.2% capacity increase in ALBDs, which accounted for $52 million, partially offset by the impacts of the stronger U.S. dollar against the euro and sterling, which accounted for $23 million. Onboard and other revenues included concession revenues of $288 million in 2010 and $277 million in 2009.

Costs and Expenses

Operating costs and expenses increased $62 million, or 2.8%, to $2.3 billion in 2010 from $2.2 billion in 2009. This increase was primarily caused by our 6.2% capacity increase in ALBDs, which accounted for $130 million, $57 million of higher fuel prices and the $41 million MNOPF expense. These cost increases were partially offset by the benefits from cost reduction programs and economies of scale, the impacts of the stronger U.S. dollar against the euro and sterling, which accounted for $64 million, and lower air transportation costs due to fewer guests purchasing their air travel through us.

Selling and administration expenses of $381 million were flat in 2010 compared to 2009 despite our 6.2% capacity increase in ALBDs. This increase in capacity was substantially all offset by the benefits from economies of scale and cost reduction programs and the impacts of a stronger U.S. dollar against the euro and sterling.

Depreciation and amortization expense increased $19 million, or 5.7%, to $355 million in 2010 from $336 million in 2009, caused by $20 million from our 6.2% capacity increase in ALBDs through the addition of new ships, and additional ship improvement expenditures, partially offset by the impacts of a stronger U.S. dollar against the euro and sterling.

Our total costs and expenses as a percentage of revenues decreased to 68.3% in 2010 from 71.1% in 2009.

Operating Income

Our operating income increased $206 million, or 17.2%, to $1.4 billion in 2010 from $1.2 billion in 2009 primarily because of the reasons discussed above.

Income Taxes

Income tax expense decreased $14 million to $10 million in 2010 from $24 million in 2009, primarily because of an Italian investment incentive income tax benefit of $12 million in 2010.

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

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruises costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide a better gauge to measure our revenue and cost performance instead of the standard U.S. GAAP-based financial measures.

Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, costs of air and other transportation, certain other variable direct costs associated with onboard and other revenues and credit card fees. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices, once our ship capacity levels have been determined.

Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in these three non-GAAP financial measures.

In addition, because a significant portion of our operations utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report our three non-GAAP financial measures assuming the 2010 periods’ currency exchange rates have remained constant with the 2009 periods’ rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar functional currency cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

There are no specific rules for determining our non-GAAP current and constant dollar financial measures and, accordingly, it is possible that they may not be exactly comparable to the like-kind information presented by other cruise companies, which is a potential risk associated with using these measures to compare us to other cruise companies.

Gross and net revenue yields were computed by dividing the gross and net revenues, without rounding, by ALBDs as follows:

	Three Months Ended August 31,
	2010	2010 Constant Dollar	2009
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$3,377	$3,512	$3,105
Onboard and other	847	870	825

Gross cruise revenues	4,224	4,382	3,930
Less cruise costs
Commissions, transportation and other	(517)	(542)	(515)
Onboard and other	(131)	(134)	(131)

Net cruise revenues	$3,576	$3,706	$3,284

ALBDs	17,255,120	17,255,120	16,241,798

Gross revenue yields	$244.83	$253.99	$241.99

Net revenue yields	$207.23	$214.80	$202.21

Gross cruise costs, net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross cruise costs, net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows:

	Three Months Ended August 31,
	2010	2010 Constant Dollar	2009
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$2,160	$2,224	$2,081
Cruise selling and administrative expenses	373	384	372

Gross cruise costs	2,533	2,608	2,453

Less cruise costs included in net cruise revenues
Commissions, transportation and other	(517)	(542)	(515)
Onboard and other	(131)	(134)	(131)

Net cruise costs	1,885	1,932	1,807
Less fuel	(396)	(396)	(327)

Net cruise costs excluding fuel	$1,489	$1,536	$1,480

ALBDs	17,255,120	17,255,120	16,241,798

Gross cruise costs per ALBD	$146.84	$151.15	$151.07

Net cruise costs per ALBD	$109.24	$111.96	$111.29

Net cruise costs excluding fuel per ALBD	$86.28	$89.00	$91.16

Net cruise revenues increased $292 million, or 8.9%, to $3.6 billion in 2010 from $3.3 billion in 2009. This was caused by a 6.2% increase in constant dollar net revenue yields, which accounted for $217 million (gross revenue yields increased 1.2%), and our 6.2% capacity increase in ALBDs, which accounted for $205 million, partially offset by the impacts of a stronger U.S. dollar against the euro and sterling, which accounted for $130 million. The 6.2% increase in net revenue yields on a constant dollar basis was comprised of an 8.0% increase in passenger ticket yields and flat onboard and other revenue yields. The 8.0% increase in passenger ticket yields was driven by stronger North American brand yields, combined with flat European brand yields. Gross cruise revenues increased $294 million, or 7.5%, to $4.2 billion in 2010 from $3.9 billion in 2009 for largely the same reasons as discussed above for net cruise revenues, partially offset by lower air transportation revenues.

Net cruise costs increased $78 million, or 4.3%, to $1.9 billion in 2010 from $1.8 billion in 2009. This was caused by our 6.2% capacity increase in ALBDs, which accounted for $113 million, and a 0.6% increase in constant dollar net cruise costs per ALBD, which accounted for $12 million (gross cruise costs per ALBD decreased 2.8%), partially offset by the impacts of a stronger U.S. dollar against the euro and sterling, which accounted for $47 million. Net cruise costs per ALBD on a constant dollar basis was impacted by a 17% increase in fuel prices, which accounted for $57 million. Net cruise costs excluding fuel per ALBD as measured on a constant dollar basis decreased 2.4% in 2010 compared to 2009, which was primarily due to the benefits from cost reduction programs and economies of scale and a $17 million litigation settlement gain related to Queen Mary 2’s propulsion pods, partially offset by the MNOPF expense. On a constant dollar basis, net cruise costs per ALBD excluding fuel, the MNOPF expense and the litigation settlement gain, decreased 4.0% in 2010 compared to 2009. Gross cruise costs increased $80 million, or 3.3%, to $2.5 billion in 2010 from $2.4 billion in 2009 for largely the same reasons as discussed above, partially offset by lower air transportation costs.

Nine Months Ended August 31, 2010 (“2010”) Compared to the Nine Months Ended August 31, 2009 (“2009”)

Revenues

Over 76% of 2010 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $596 million, or 7.9%, to $8.2 billion in 2010 from $7.6 billion in 2009. This increase was caused by our 7.9% capacity increase in ALBDs, which accounted for $601 million, and the recovery in overall cruise ticket pricing. Our capacity increased 4.2% for our North American cruise brands and 11.7% for our European cruise brands in 2010 compared to 2009, as we continue to implement our strategy of expanding in the European cruise marketplace. Our 2010 cruise passenger ticket revenue increase was partially offset by lower air transportation revenues from fewer guests purchasing their air travel through us, and the impacts from cruise vacation disruptions caused by the volcanic ash from Iceland and the earthquake in Chile (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2010 total revenues is principally comprised of onboard and other cruise revenues, which increased by $181 million, or 8.5%, to $2.3 billion in 2010 from $2.1 billion in 2009. This increase was driven primarily by our 7.9% capacity increase in ALBDs, which accounted for $169 million. Onboard and other revenues included concession revenues of $717 million in 2010 and $651 million in 2009.

Costs and Expenses

Operating costs and expenses increased $519 million, or 8.7%, to $6.5 billion in 2010 from $6.0 billion in 2009. This increase was primarily caused by our 7.9% capacity increase in ALBDs, which accounted for $458 million, $394 million of higher fuel prices and the $41 million MNOPF expense. These cost increases were partially offset by the benefits from cost reduction programs and economies of scale, lower air transportation costs due to fewer guests purchasing their air travel through us, and $61 million of gains recognized from the sale of P&O Cruises’ Artemis and the litigation settlement.

Selling and administration expenses of $1.2 billion were flat in 2010 compared to 2009 despite our 7.9% capacity increase in ALBDs. This increase in capacity was substantially all offset by the benefits from economies of scale and cost reduction programs.

Depreciation and amortization expense increased $85 million, or 8.8%, to $1.0 billion in 2010 from $964 million in 2009, driven by $74 million from our 7.9% capacity increase in ALBDs through the addition of new ships, and additional ship improvement expenditures.

Our total costs and expenses as a percentage of revenues were 81.3% for both 2010 and 2009.

Operating Income

Our operating income increased $146 million, or 7.8%, to $2.0 billion in 2010 from $1.9 billion in 2009 primarily because of the reasons discussed above.

Income Taxes

Income taxes changed $14 million to an income tax benefit of $6 million in 2010 from an income tax expense of $8 million in 2009, primarily because of the Italian investment incentive income tax benefit of $30 million in 2010, partially offset by a $14 million income tax benefit in 2009 related to changes in uncertain income tax position liabilities.

Key Performance Non-GAAP Financial Indicators

Gross and net revenue yields were computed by dividing the gross and net revenues, without rounding, by ALBDs as follows:

	Nine Months Ended August 31,
		2010
		Constant
	2010	Dollar	2009
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$8,162	$8,198	$7,566
Onboard and other	2,313	2,311	2,132

Gross cruise revenues	10,475	10,509	9,698
Less cruise costs
Commissions, transportation and other	(1,455)	(1,453)	(1,469)
Onboard and other	(350)	(348)	(345)

Net cruise revenues	$8,670	$8,708	$7,884

ALBDs	49,720,444	49,720,444	46,063,860

Gross revenue yields	$210.68	$211.36	$210.54

Net revenue yields	$174.37	$175.15	$171.16

Gross cruise costs, net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross cruise costs, net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows:

	Nine Months Ended August 31,
		2010
		Constant
	2010	Dollar	2009
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$6,306	$6,294	$5,765
Cruise selling and administrative expenses	1,158	1,153	1,142

Gross cruise costs	7,464	7,447	6,907
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,455)	(1,453)	(1,469)
Onboard and other	(350)	(348)	(345)

Net cruise costs	5,659	5,646	$5,093
Less fuel	(1,209)	(1,209)	(778)

Net cruise costs excluding fuel	$4,450	$4,437	$4,315

ALBDs	49,720,444	49,720,444	46,063,860

Gross cruise costs per ALBD	$150.13	$149.79	$149.96

Net cruise costs per ALBD	$113.82	$113.57	$110.57

Net cruise costs excluding fuel per ALBD	$89.50	$89.25	$93.69

Net cruise revenues increased $786 million, or 10.0%, to $8.7 billion in 2010 from $7.9 billion in 2009. This was caused by our 7.9% capacity increase in ALBDs, which accounted for $626 million, and a $198 million, or 2.3%, increase in constant dollar net revenue yields (gross revenue yields were flat). The 2.3% increase in net revenue yields on a constant dollar basis was comprised of a 2.5% increase in passenger ticket yields and a 1.7% increase in onboard and other revenue yields. The 2.5% increase in passenger ticket yields was driven by stronger North American brand yields, partially offset by slightly weaker European brand yields that were primarily caused by their challenging winter season in the Brazilian market, which had significant increases in industry capacity this past winter, and cruise vacation disruptions caused by volcanic ash from Iceland. The increase in onboard and other revenue yields was driven in part by concessionaire minimum guarantee revenues for calendar year 2009 that were recognized in 2010 and a litigation settlement. Without these two items, our 2010 onboard and other revenue yields on a constant dollar basis would have increased by 0.5%. Gross cruise revenues increased $777 million, or 8.0%, to $10.5 billion in 2010 from $9.7 billion in 2009 for largely the same reasons as discussed above for net cruise revenues, partially offset by lower air transportation revenues.

Net cruise costs increased $566 million, or 11.1%, to $5.7 billion in 2010 from $5.1 billion in 2009. Substantially all of this was caused by our 7.9% capacity increase in ALBDs, which accounted for $404 million, and a 2.7% increase in constant dollar net cruise costs per ALBD, which accounted for $149 million (gross cruise costs per ALBD were flat). Net cruise costs per ALBD on a constant dollar basis was impacted by a 48% increase in fuel prices, which accounted for $394 million. Net cruise costs excluding fuel per ALBD as measured on a constant dollar basis decreased 4.7% in 2010 compared to 2009, which was primarily due to the benefits from cost reduction programs and economies of scale, and $61 million of gains recognized from the sale of P&O Cruises’ Artemis and the litigation settlement, partially offset by the MNOPF expense. On a constant dollar basis, net cruise costs per ALBD excluding fuel, the MNOPF expense, and the gains recognized from the sale of P&O Cruises’ Artemis and the litigation settlement decreased 4.4% in 2010 compared to 2009. Gross cruise costs increased $557 million, or 8.1%, to $7.5 billion in 2010 from $6.9 billion in 2009 for largely the same reasons as discussed above for net cruise costs, partially offset by lower air transportation costs.

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

Our cash from operations and committed financings along with our available cash and cash equivalent balances are forecasted to be sufficient to fund our expected 2010 fourth quarter and 2011 investing and financing activities, and result in an acceptable level of liquidity throughout the remainder of 2010 and 2011. Although we do not believe we will be required to obtain additional new financings during the remainder of 2010 or 2011, we may choose to do so if favorable opportunities arise.

At November 30, 2009, the U.S. dollar was $1.65 to sterling, $1.50 to the euro and $0.91 to the Australian dollar, respectively. Had these November 30, 2009 currency exchange rates been used to translate our August 31, 2010 non-U.S. dollar functional currency operations’ assets and liabilities instead of the August 31, 2010 U.S. dollar exchange rates of $1.55 to sterling, $1.28 to the euro and $0.90 to the Australian dollar, respectively, our total assets and liabilities would have been higher by $1.9 billion and $869 million, respectively.

Sources and Uses of Cash

Our business provided $3.1 billion of net cash from operations during the nine months ended August 31, 2010, an increase of $454 million, or 17.3%, compared to $2.6 billion for the same period in fiscal 2009. This increase was caused by an increase in customer deposits and more cash provided by our results of operations.

At August 31, 2010, we had a working capital deficit of $4.4 billion. This deficit included $2.8 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue transactions rather than actual current cash liabilities. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our August 31, 2010 working capital deficit included $1.6 billion of current debt obligations, which included $415 million outstanding under our commercial paper programs and $1.2 billion outstanding under our convertible notes, export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet position, which provides us with financial flexibility, in most financial credit market environments, to meet our current debt obligations as they become due. We also have our principal revolver available to provide long-term rollover financing should the need arise or we choose to do so. After excluding customer deposits and current debt obligations from our August 31, 2010 working capital deficit balance, our non-GAAP adjusted working capital deficit is only $87 million. As explained above, our business model allows us to operate with a significant working capital deficit and, accordingly, we believe we will continue to have a working capital deficit for the foreseeable future.

During the nine months ended August 31, 2010, our net expenditures for capital projects were $2.8 billion, of which $2.4 billion was spent on our ongoing new shipbuilding program, including $2.0 billion for the final delivery payments for AIDAblu, Azura, Costa Deliziosa, Nieuw Amsterdam and Seabourn Sojourn. In addition to our new shipbuilding program, we had capital expenditures of $380 million for ship improvements and replacements and $82 million primarily for cruise port facilities, information technology and other assets.

During the nine months ended August 31, 2010, we borrowed a net of $300 million of short-term borrowings. In addition, during the nine months ended August 31, 2010, we repaid $341 million and borrowed $89 million under our revolvers in connection with our needs for cash at various times throughout the period. During the nine months ended August 31, 2010, we also borrowed $806 million of new other long-term debt under two export credit facilities and two bank loans. In addition, we repaid $1.1 billion of other long-term debt substantially all for scheduled export credit facilities and the early repayment of two export credit facilities and a bank loan during the nine months ended August 31, 2010. Finally, we paid cash dividends of $158 million during the nine months ended August 31, 2010.

Future Commitments and Funding Sources

Our contractual cash obligations as of August 31, 2010 have changed compared to November 30, 2009, primarily as a result of our debt borrowings and repayments and ship delivery and progress payments as noted above under “Sources and Uses of Cash,” as well as contracting to purchase two 3,600-passenger capacity ships for Princess in April 2010. These two Princess newbuilds have an all-in euro-denominated aggregate cost of approximately $1.4 billion and are expected to be delivered in May 2013 and May 2014. In addition, in August 2010 we entered into a new ship contract with Meyer Werft, a German shipyard, for the construction of a 2,192-passenger cruise ship for AIDA Cruises. The AIDA Cruises newbuild has an all-in euro-denominated aggregate cost of approximately $420 million and is expected to be delivered in spring 2013, although this order is subject to financing on terms acceptable to us. We also will redeem our 2% Convertible notes for cash on October 25, 2010, instead of upon their original put date of April 15, 2011.

At August 31, 2010, we had liquidity of $6.0 billion. Our liquidity consisted of $200 million of cash and cash equivalents, excluding cash on hand of $327 million used for current operations, $2.3 billion available for borrowing under our revolving credit facilities and $3.5 billion under committed financings. Of this $3.5 billion of committed facilities, $445 million, $1.1 billion, $933 million, $516 million and $516 million is expected to be funded in the last quarter of fiscal 2010 and in fiscal 2011, 2012, 2013 and 2014, respectively. Over 86% of our revolving credit facilities mature in 2012 and thereafter. We rely on, and have banking relationships with, numerous large, well-established banks, which we believe will assist us in accessing multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain financial covenants as described in Note 5 to the financial statements, which is included within Exhibit 13 to our 2009 joint Annual Report on Form 10-K. At August 31, 2010, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants over the next several years. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

We continue to generate substantial cash from operations and have investment grade credit ratings, which provide us with flexibility in most financial credit market environments to obtain debt funding, as required. If our long-term credit ratings were to be downgraded or assigned a negative outlook, our access to, and cost of, financing may be negatively impacted. Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity (assuming we can refinance our principal revolver before its 2012 maturity) and cash flow from future operations will be sufficient to fund all of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible note redemptions, working capital needs and other firm commitments over the next several years. Our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

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

During February 2010, we entered into a foreign currency forward that is designated as a cash flow hedge of half of the final Queen Elizabeth euro-denominated shipyard payment that matured in September 2010 at a rate of 0.87 sterling to the euro, or $239 million.

During February 2010, we entered into two cash flow interest rate swaps that effectively changed $321 million of EURIBOR-based floating rate debt to fixed rate debt that mature through February 2022.

During May 2010, we entered into a foreign currency forward that was designated as a cash flow hedge of the final Seabourn Sojourn euro-denominated shipyard payment that matured in May 2010 at a rate of $1.27 to the euro, or $194 million.

During May 2010, we entered into a foreign currency forward and three zero cost collars that are designated as cash flow hedges of the remaining Carnival Magic euro-denominated shipyard payments. The foreign currency forward matured in July 2010 at a forward rate of $1.27 to the euro, or $33 million, and the zero cost collars mature in April 2011, at a weighted-average ceiling rate of $1.36 to the euro, or $593 million, and a floor of $1.26 to the euro, or $548 million.

During June 2010, we entered into a zero cost collar that is designated as a cash flow hedge of the final Seabourn Quest euro-denominated shipyard payment that matures in May 2011 at a ceiling rate of $1.23 to the euro, or $192 million, and a floor of $1.18 to the euro, or $185 million.

During the three months ended August 31, 2010, we entered into foreign currency forwards totaling $252 million that were not designated as hedges, which we entered into for treasury management purposes. These foreign currency forwards exchanged sterling for U.S. dollars and matured in September 2010.

At August 31, 2010, 60%, 37% and 3% (57%, 40% and 3% at November 30, 2009) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards and swaps.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2010, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

At September 29, 2010, the remaining availability under the general repurchase authorization was $787 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 4.4 million Carnival Corporation shares. All Carnival plc ordinary share repurchases under both the general repurchase authorization and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2011 annual general meeting, or October 12, 2011.

B. “Stock Swap” Programs

We use the “Stock Swap” programs in situations where we can obtain an economic benefit because either Carnival Corporation common stock or Carnival plc ordinary shares are trading at a price that is at a premium or discount to the price of Carnival plc ordinary shares or Carnival Corporation common stock, as the case may be. This economic benefit is used for general corporate purposes, which could include repurchasing additional treasury stock under the general repurchase authorization.

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell Carnival Corporation common stock through an “At The Market” equity offering (“ATM Offering”) with Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill Lynch”) as sales agent, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. In the ATM Offering, Carnival Corporation may issue and sell up to 19.2 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by Merrill Lynch. Any sales of Carnival Corporation shares have been and will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Investments Limited, a subsidiary of Carnival Corporation, and with Merrill Lynch International (“MLI”) as sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis. In the offering, Carnival Investments Limited may sell up to 25 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by MLI. Any sales of Carnival plc shares have been and will be registered under the Securities Act.

Under the “Stock Swap” program from December 1, 2009 through August 31, 2010, Carnival Investments Limited sold 14.4 million Carnival plc ordinary shares, at an average price of $37.33 per share for gross proceeds of $539 million and paid MLI fees of $4 million and paid other expenses of $268 thousand for total net proceeds of $534 million. Substantially all of the net proceeds of these sales were used to purchase 14.4 million shares of Carnival Corporation common stock. During the nine months ended August 31, 2010, no Carnival Corporation common stock was sold under the “Stock Swap” program.

The purchases of Carnival Corporation common stock during the three months ended August 31, 2010 pursuant to the “Stock Swap” program were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program
June 1, 2010 through June 30, 2010	900,000	$34.43	10,220,000
July 1, 2010 through July 31, 2010	3,200,000	$32.07	7,020,000
August 1, 2010 through August 31, 2010	2,250,000	$33.57	4,770,000

Total	6,350,000	$32.93

During the quarter ended August 31, 2010, there were no stock repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the general stock repurchase authorization and no repurchases of Carnival plc ordinary shares under the “Stock Swap” program repurchase authorization.

Item 6.	Exhibits.

INDEX TO EXHIBITS

			Incorporated by Reference			Filed/
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

Articles of incorporation and by-laws

3.1		Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2		Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3		Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4		Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Statement regarding computations of ratios

12		Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1		Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3		Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4		Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5		Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6		Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1	*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

			Incorporated by Reference			Filed/
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith

32.2	*	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3	*	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5	*	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6	*	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101	*	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, as filed with the SEC on September 30, 2010 formatted in XBRL, as follows:

(i)      the Consolidated Statements of Operations for the three and nine months ended August 31, 2010 and 2009;

(ii)     the Consolidated Balance Sheets at August 31, 2010 and November 30, 2009;

(iii)     the Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and 2009; and

(iv)    the notes to the consolidated financial statements, tagged in summary and detail.

X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Micky Arison	By: /s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By: /s/ Howard S. Frank	By: /s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors	Vice Chairman of the Board of Directors
and Chief Operating Officer	and Chief Operating Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President	Senior Vice President
and Chief Financial Officer	and Chief Financial Officer

Date: September 30, 2010	Date: September 30, 2010