Form 10-K
period 2010-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2011-01-31
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 1-9610	Commission file number: 1-15136
Carnival Corporation	Carnival plc
(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)
Republic of Panama	England and Wales
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)
59-1562976	98-0357772
(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)
3655 N.W. 87th Avenue	Carnival House, 5 Gainsford Street,
Miami, Florida 33178-2428	London SE1 2NE, United Kingdom
(Address of principal	(Address of principal
executive offices and	executive offices and
zip code)	zip code)
(305) 599-2600	011 44 20 7940 5381
(Registrant’s telephone number,	(Registrant’s telephone number,
including area code)	including area code)
Securities registered pursuant	Securities registered pursuant
to Section 12(b) of the Act:	to Section 12(b) of the Act:
Title of each class	Title of each class
Common Stock	Ordinary Shares each represented
($0.01 par value)	by American Depositary Shares
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or small reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act.

Large Accelerated Filers	☑	Accelerated Filers	☐

Non-Accelerated Filers	☐	Smaller Reporting Companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $14.5 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.	The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $6.7 billion as of the last business day of the registrant’s most recent completed second fiscal quarter.

At January 24, 2011, Carnival Corporation had outstanding 607,840,462 shares of its Common Stock, $0.01 par value.	At January 24, 2011, Carnival plc had outstanding 214,412,366 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 607,840,462 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2010 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K (“Form 10-K”).

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

Portions of the Registrants’ 2011 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

Carnival Corporation was incorporated in Panama in 1972, and Carnival plc was incorporated in England and Wales in 2000. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association.

Carnival Corporation and Carnival plc are both public companies with separate stock exchange listings and their own shareholders. The two companies operate as if they are a single economic enterprise with a single executive management team and identical Boards of Directors, but each has retained its separate legal identity. See Note 3, “DLC Structure” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K. Together with their consolidated subsidiaries Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “our,” “us” and “we.”

We are the largest and financially strongest cruise company and among the largest and most profitable vacation companies in the world. We have a portfolio of widely recognized cruise brands that are sold in all the major vacation markets of the world and are a leading provider of cruises to all major vacation destinations. We believe our multi-brand strategy is essential to our cruise industry leadership position. See Part I, Item 1. Business. B. “Cruise Operations” for additional information.

Each of our cruise brands is an operating segment that we aggregate into either the (1) North America or (2) Europe, Australia & Asia (“EAA”) reportable cruise segments based on the similarity of their economic and other characteristics. Our North America segment cruise brands include Carnival Cruise Lines, Holland America Line, Princess Cruises (“Princess”) and Seabourn. Our EAA segment cruise brands include AIDA Cruises (“AIDA”), Costa Cruises (“Costa”), Cunard, Ibero Cruises (“Ibero”), P&O Cruises (UK) and P&O Cruises (Australia). See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

As of January 31, 2011, the summary by cruise brand of our passenger capacity, the number of cruise ships we operate and the primary areas or countries in which they are marketed are as follows:

Cruise Brands	Passenger Capacity (a)	Number of Cruise Ships	Primary Markets
North America
Carnival Cruise Lines	54,480	22	North America
Princess	37,608	17	North America
Holland America Line	23,492	15	North America
Seabourn	1,524	5	North America

North America Cruise Brands	117,104	59

Europe, Australia & Asia (“EAA”)
Costa	29,202	14	Italy, France and Germany
P&O Cruises (UK) (b)	15,098	7	United Kingdom (“UK”)
AIDA	12,054	7	Germany
Cunard	6,676	3	UK and North America
P&O Cruises (Australia)	6,322	4	Australia
Ibero	5,008	4	Spain and South America

EAA Cruise Brands	74,360	39

	191,464	98

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)	Includes the 1,200-passenger capacity Artemis, which was sold in October 2009 to an unrelated entity and is being operated by P&O Cruises (UK) under a bareboat charter agreement until April 2011.

As of January 31, 2011, we had signed agreements with three shipyards providing for the construction of ten additional cruise ships scheduled to enter service between April 2011 and June 2014. These additions, net of the withdrawal of P&O Cruises (UK)’s Artemis, are expected to result in an increase in our passenger capacity by 26,300 lower berths. The impact of these net additions is a 13.7% increase in passenger capacity compared to our January 31, 2011 passenger capacity. It is possible that some of our other older ships may also be sold, chartered or retired during the next few years, thus reducing the size of our fleet over this period. Alternatively, it is also possible that we could acquire more ships, thus increasing the size of our fleet over this period. Our North America cruise brands and our EAA cruise brands each have five ships scheduled to enter service by June 2014 and June 2013, respectively, which are expected to result in an increase in their passenger capacity of 14,950 and 12,550 lower berths, respectively. After adjusting for Artemis leaving the fleet, the impact on passenger capacity of these net additions is a 12.8% increase in our North America cruise brands and a 15.3% increase in our EAA cruise brands. See Part I, Item 1. Business. B. “Cruise Operations – Ships Under Contract for Construction” and Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

In addition to our cruise brands, we have a Cruise Support segment that includes our cruise port and related facilities located in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands; Long Beach, California and Roatán, Honduras, which are operated for the benefit of our cruise brands. Cruise Support also includes other corporate-wide services that are provided for the benefit of our cruise brands.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which primarily complements our Alaska cruise operations. This tour company currently owns and operates, among other things, 15 hotels or lodges, with 3,420 guest rooms, 395 motorcoaches and 20 domed rail cars. This tour company and the two cruise ships we own and charter-out under long-term bareboat charter agreements to an unaffiliated entity comprise our Tour and Other segment.

Mission, Primary Financial Goal and Related Strategies

Our mission is to deliver exceptional vacation experiences through many of the world’s best-known cruise brands that cater to a variety of different geographic regions and lifestyles, all at an outstanding value unrivalled on land or at sea. Our primary financial goal is to profitably grow our cruise business, while maintaining a strong balance sheet, which enhances our financial flexibility and allows us to return free cash flow to shareholders. Our ability to generate significant operating cash flows has allowed us to internally fund the majority of our capital investment program.

To achieve our goals we build new and innovative ships and continue to invest in our existing ships to strengthen the leadership position of each of our brands. Our newbuilding program is the primary platform for our growth. We currently have ten cruise ships scheduled to enter service between April 2011 and June 2014, four of which will enter service in 2011. Our current intention is to have an average of two to three new cruise ships enter service annually in 2012 and beyond. We believe our strong balance sheet allows us to capitalize on the attractive newbuild prices that currently exist in the market place. Based on our current ship orders, our growth rate for our North America cruise brands, which is the most developed cruise region, is 3%, compounded annually through 2013. However, the majority of our growth over the next three years will come from our European brands, which are in an earlier stage of market development, and are expected to grow by 7%, compounded annually through 2013. We also currently intend to grow our presence in other markets, such as Australia, Asia and South America by redeploying some of our existing ships to these markets in order to develop an increasing awareness and appetite for cruising.

Our operating structure is decentralized, with each of our major brands having its own headquarters and operating team, which helps create an ownership culture that is an important driver of our performance. We believe this approach results in delivering a product that is specifically tailored to identifiable geographic regions and lifestyles, which allows us to penetrate each market more effectively. Although we operate under this decentralized structure, we leverage our size to obtain economies of scale and synergies, which reduces costs by consolidating our purchasing power and implementing common cost-containment initiatives, such as common reservation systems, coordinated media buying, cross-selling, shared data centers and shared port facilities.

We believe the successful execution of these and other ongoing strategies has enabled us to become among the largest and most profitable companies in the vacation industry. We also believe we are well-positioned to achieve increasing returns as the global economy recovers. Since we have slowed down the pace of our newbuilding program, we currently believe this will lead to increasing free cash flows in 2011 and beyond.

Health, Environment, Safety and Security Policy

In conjunction with our mission, primary financial goal and related strategies discussed above, we are committed to:

•	Protecting the health, safety and security of our guests, employees and all others working on our behalf, thereby promoting an organization that is free of injuries, illness and loss.
•

Protecting the environment, including the marine environment in which our vessels sail and the communities in which we operate, by minimizing adverse environmental consequences and using resources efficiently.

•	Fully complying with or exceeding all legal and statutory requirements related to health, environment, safety and security throughout our business activities.
•	Assigning health, environment, safety and security matters the same priority as other critical business matters.

B.	Cruise Operations

I.	Industry Background

a.	Overview

The multi-night cruise industry has grown significantly, but still remains relatively small compared to the wider global vacation market, which includes a variety of land-based travel destinations around the world. For example, there are only about 215,000 cabins in the global cruise industry at November 30, 2010, which is less than the 265,000 rooms in just two North American vacation destinations -Orlando, Florida and Las Vegas, Nevada. Within the wider global vacation market, cruise companies compete for the discretionary income spent by vacationers. Within that context, a recent Nielsen Global Confidence Survey found that after providing for savings and living expenses, the number one global spending priority is for vacations. Because of these and other favorable cruise industry characteristics, we believe that the cruise industry has opportunities for growth.

The industry’s and our net capacity serving the global cruise industry’s guests have increased at a compound annual growth rate of 5.7% and 6.8%, respectively, from 2005 to 2010. The industry’s and our compound annual net capacity growth rate is currently expected to be 4.2% and 4.5%, respectively, from 2010 to 2013 based on the assumptions discussed below. The weighted-average passenger capacities that have been or are expected to be marketed by the global cruise industry and us are as follows:

Fiscal Year	Global Cruise Industry	Carnival Corporation & plc
2005	321,000	134,000
2006	337,000	140,000
2007	359,000	150,000
2008	377,000	162,000
2009	397,000	174,000
2010	423,000	186,000
2011 (a)	443,000	195,000
2012 (a)	459,000	204,000
2013 (a)	479,000	212,000

(a)	Our estimates of future capacity do not include any assumptions related to unannounced ship withdrawals due to factors such as the age of ships and, accordingly, our estimates could indicate a higher growth in capacity than will actually occur.

The number of cruise passengers carried in the global cruise industry increased at a compound annual growth rate of 5.3% from 2005 to 2010. The regions from which cruise passengers are sourced are North America, which has increased at a compound annual growth rate of 1.6% from 2005 to 2010, and Europe, Australia, Asia and Other where cruise passengers have increased at a compound annual growth rate of 12.1% over the same period. The number of cruise passengers carried in the global cruise industry by geographic regions from 2005 to 2010 is as follows:

Year (a)	Global Cruise Industry	North America	Europe, Australia, Asia and Other
2005	14,360,000	9,960,000	4,400,000
2006	15,150,000	10,380,000	4,770,000
2007	15,900,000	10,450,000	5,450,000
2008	16,240,000	10,290,000	5,950,000
2009	17,500,000	10,400,000	7,100,000
2010 (b)	18,600,000	10,800,000	7,800,000

(a)	Our estimates of the total passengers carried for 2005 through 2009 were obtained from G.P. Wild (International) Limited, an independent cruise research company and are based upon where the passengers were sourced, and not the cruise brands on which they sailed.

(b)	Our estimates of the total passengers carried for 2010 were based on internally developed global capacity growth rates.

We believe that the North American cruise vacation market continues to have growth potential because of its low market penetration levels and other favorable characteristics of the cruise industry, as discussed below. In Europe, cruising represents a smaller proportion of the overall vacation market than it does in North America and, accordingly, we believe the European cruise vacation market has significant growth potential. Other areas such as Australia, Asia and South America are currently a source of fewer cruise passengers, but we believe these regions also have significant growth potential. As we continue to expand our global presence, our revenues generated from passengers sourced outside the U.S. have grown to 54% in 2010, up from 52% and 50% in 2009 and 2008, respectively. See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for financial information regarding our cruise segments.

Cruising offers a broad range of products to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days and appeal to the more experienced cruise guest who is usually more affluent and older. Premium cruises emphasize quality, comfort, style, more destination-focused itineraries and the average pricing is normally higher than contemporary cruises. The luxury experience is usually characterized by smaller vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports which are inaccessible to larger ships. Notwithstanding these broad classifications, there generally is significant overlap and competition among all cruise products.

We are a leading provider of cruise vacations in all the largest vacation markets in the world, which are comprised of North America, Europe, Australia, Asia and South America. We have product offerings in each of the three classifications noted above. A description of the principal vacation areas where we source substantially all of our guests and our brands that market primarily to these vacationers is discussed in further detail in Sections III. “North America” and IV. “Europe, Australia & Asia” below.

b.	Characteristics of the Cruise Industry

1.	Exceptional Value Proposition

We believe that the cost to a guest for a cruise vacation represents an exceptional value in comparison to comparable land-based vacations. This is especially true when considering that a cruise provides its guests with transportation to various destinations, while also providing hotel accommodations, a generous diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. In order to make cruising even more cost effective and more easily accessible to our guests, we offer a number of drive-to-home ports, which enables some cruise guests to reduce their overall vacation costs by eliminating or reducing air transportation.

2.	Relatively Low Market Penetration Levels

Based on industry data, the 2010 annual penetration rate, computed based on the number of annual cruise passengers as a percentage of the total population, is 3.1% for North America, 2.6% in the UK, 1.2% in continental Europe (continental Europe represents Germany, Italy, France, Spain and Portugal) and 1.8% for Australia. Based on industry data or our internal estimates, less than 20% and 10% of the U.S. and UK populations, respectively, and lower percentages of continental European and Australian populations have ever taken a cruise. In addition, the European and Australian markets have significantly more vacation days in a year than North Americans, which presents opportunities for increases in these penetration levels compared to the level in North America.

Elsewhere in the world, such as Asia and South America, cruising is at an early stage of development and has far lower penetration rates. However, there have been an increasing number of these relatively lower penetrated countries in the world where economic growth has fueled an increasing demand for vacations, including cruising.

3.	Wide Appeal

Cruising appeals to a broad range of ages and income levels. The average age of a cruise guest in North America is 50 years old and we believe that it is a similar age for the rest of the world. However, cruising is designed to provide something for every generation, from the youth clubs for four to five year olds to the elegance, style and sophistication of a bygone era provided to our more senior guests. Cruising also offers a very broad range of ship types and sizes, as well as price points to attract guests with varying tastes from substantially all income levels. The range of pricing can vary from a three-day cruise from a local home port in an inside cabin on a contemporary line to a penthouse suite on a world cruise, on a premium or luxury brand.

4.	Positive Guest Demographics

The age of populations in more developed countries is increasing, primarily as a result of the aging of the Baby-Boom generation and healthcare advancements. Therefore, between 2010 and 2020, the number of people in the cruise industry’s primary age group of 45 years and older are expected to grow by 20 million, or 15%, in the U.S. and Canada, and 17 million, or 12%, in the major Western European countries. We believe the cruise industry is well-positioned to take advantage of these favorable demographic trends impacting its major markets.

5.	High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. According to industry surveys, North American cruise guests have a total satisfaction rating of 95%, with nearly 45% of cruise guests stating that they are extremely satisfied with the experience, which is defined in the surveys as the highest satisfaction rating of any vacation alternative they have experienced. Based on our internal surveys, our European cruise guests are also very satisfied with their cruise vacations compared to other vacation alternatives.

6.	Favorable Supply Versus Demand Balance

Our current intention is to have an average of two to three new cruise ships enter service annually in 2012 and beyond, which is below our recent growth levels, and to focus our growth toward the higher returning European brands. We believe that some of our competitors will also be slowing down their future capacity growth based on their recent public comments. Furthermore, we believe the industry’s older ships will be retired from service as they near the end of their economic lives. Moreover, due to the significant amount of capital required to purchase a new cruise ship and the complexities surrounding their operation, the cruise industry has relatively high barriers of entry. Based on the above factors, among others, we expect long-term cruise industry supply growth to slow, and we expect demand to accelerate as global economies recover and emerging markets continue to develop. We believe this favorable supply versus demand balance will have positive impacts on our ability to profitably grow our business.

II.	Passengers, Capacity and Occupancy

The number of cruise passengers we carried and our weighted-average passenger capacity have increased at a compound annual growth rate of 6.0% and 6.8%, respectively, from 2005 to 2010. Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows:

Fiscal Year	Cruise Passengers (a)	Year-End Passenger Capacity (b)	Occupancy (c)
2005	6,848,000	136,960	105.6%
2006	7,008,000	143,676	106.0%
2007	7,672,000	158,352	105.6%
2008	8,183,000	169,040	105.7%
2009	8,519,000	180,746	105.5%
2010	9,147,000	191,464	105.6%

(a)	The number of cruise passengers we carried as a percentage of the global cruise industry’s cruise passengers is estimated to have grown to 49.2% in 2010 from 47.7% in 2005.

(b)	Our passenger capacity has grown from 136,960 berths at November 30, 2005 to 191,464 berths at November 30, 2010, net of disposals, primarily because of the deliveries of 24 new cruise ships during this five-year period.

(c)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

The occupancy level on our ships during each quarter indicated below was as follows:

	Occupancy
Quarters Ended	2010	2009
February 28	103.5%	103.9%
May 31	103.8%	103.3%
August 31	111.1%	111.4%
November 30	103.8%	103.2%

III.	North America

Almost 58% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based vacations. Approximately 10.4 million North American-sourced cruise passengers took cruise vacations for two or more consecutive nights in 2009, and we estimate that approximately 10.8 million passengers cruised in 2010. Historically the North American cruise vacation market has grown significantly, although recently growth in this market has been limited by the passenger capacity allocated to it. We believe the North American cruise vacation market continues to have growth potential, as previously discussed.

As of January 31, 2010, five ships or almost 15,000 berths under construction have been designated for our North American brands through 2014. Our North American brands represent 61% of our total capacity at November 30, 2010.

The most popular location visited by North American-sourced cruise guests in 2010 was the Caribbean (including The Bahamas),

followed by other locations, such as the Mediterranean Sea, Alaska, Northern Europe, Mexican Riviera, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, such as South and Central America, the South Pacific Islands, Australia, the Far East and India.

Within Carnival Corporation & plc, Carnival Cruise Lines, Princess, Holland America Line and Seabourn source their guests primarily from North America. Costa and Cunard also source some of their guests from North America.

Carnival Cruise Lines, which began operations in 1972, is our largest brand and is a leader in offering fun, memorable vacations at affordable prices. This brand is widely recognized as the “Fun Ships,” with 22 contemporary ships operating voyages generally from three to eight days. These ships call year-round in ports in the Caribbean, including The Bahamas, and the Mexican Riviera, with the Caribbean being the principal area of sailing. Carnival Cruise Lines is the predominant year-round cruise line in the Caribbean. In addition, they sail on seasonal cruises to Europe, Alaska, New England and Canada, Bermuda, Hawaii and the Panama Canal. Carnival Cruise Lines will operate from 15 North American home ports in 2011. Beginning in October 2012, Carnival Cruise Lines will deploy one 2120-passenger capacity ship, Carnival Spirit, on a year-round basis for cruises departing from its Sydney, Australia home port. The ship will primarily visit the South Pacific Islands and Australia offering cruises generally from eight to 12 days, and will source guests primarily from Australia.

Carnival Cruise Lines strives to reconnect guests to the fun in life and its brand promise of FUN FOR ALL. ALL FOR FUN.SM captures the authentic spontaneous fun of the Carnival Cruise Lines experience. A Carnival Cruise Lines vacation offers award-winning dining, spectacular entertainment, spacious staterooms, innovative children’s programming, revitalizing spa services and action packed casinos. Carnival Cruise Lines continues to add new features that fit its fun, memorable positioning. For example, in 2010 it launched Punchliner Comedy Club, offering a diverse array of comedians on multiple nights and SuperStar Live Karaoke, giving guests the center stage to sing with a live band further enhancing the onboard entertainment experience. This spirit, when combined with a culture that prides itself on innovation, positions the brand well to continue to retain and grow its standing as a cruise market leader.

In May 2011, Carnival Cruise Lines’ next Dream-class ship, the 3,690-passenger capacity Carnival Magic will enter service. This new ship will offer a host of guest amenities including, among others, the RedFrog Pub, a Caribbean-inspired pub at sea; Cucina del Capitano, a family-style Italian restaurant inspired by its Italian ship captains; Carnival WaterWorks aqua park featuring a gigantic, 500-gallon water “dump bucket.” Carnival Magic will also offer SportsSquare with the cruise industry’s first ropes course, where thrill-seeking guests can traverse across ropes suspended above the ship offering spectacular views to the sea nearly 150 feet below. The line has one additional Dream-class ship, Carnival Breeze, scheduled to enter service in June 2012. With these two new ships additions, Carnival Cruise Lines’ existing capacity will grow by 13.5%. Carnival Cruise Lines also continues to invest in its current fleet, which includes upgrades to guest accommodations, new water parks, resort-style pools and the addition of Serenity, an adults-only retreat area.

Princess, whose brand name was made famous by the Love Boat television show, has been providing cruises since 1965. Princess, the world’s third largest cruise line, operates a fleet of 17 modern ships, with two additional ships scheduled to enter service, one in June 2013 and one in June 2014. The new ships will each have a 3,560-passenger capacity and will continue the evolution of the Princess product. With these two new ship additions, net of Royal Princess transfer to P&O Cruises (UK), Princess’ existing capacity will grow by 17.0%. Princess offers 113 unique itineraries to 319 destinations, with cruises generally from seven to 14 days, and two world cruises in 2011 of 104 and 107 days. Princess is a leading cruise line in international and exotic regions all over the world, including Europe, Alaska, Australia, Asia, Panama Canal, Hawaii and South America. Some of Princess’ Caribbean cruise offerings feature a private island destination that Princess leases and operates, known as Princess Cays® which is located on the island of Eleuthera in The Bahamas.

Princess is widely recognized as an innovative, premium cruise line committed to helping its guests Escape Completely® from their daily routine and responsibilities. Designed with a warm, welcoming “comfortable elegance,” Princess’ ships provide a relaxed, rejuvenating retreat at sea, with signature amenities offered consistently across most of its fleet befitting its mission to be The Consummate Host® to its guests. Its “Piazza” main atrium serves as the heart of the ship, featuring its International Café and specialty coffee bar, its Vines wine and seafood bar and a variety of entertainment throughout the day and evening. Its “Movies Under The Stars” outdoor theaters recreate the drive-in movie experience out on deck, with first-run Hollywood hits and major sporting events shown on a 330 square-foot poolside

LED screen, complete with fresh-made popcorn. Its adults-only Sanctuary retreat space and unique “Ultimate Balcony Dining” course-by-course dining option were industry firsts. Princess is now introducing these amenities to other ships in its fleet. See Part I, Item 1. Business. B. “Cruise Operations – Australia” for additional discussion of Princess’ operations in Australia.

Holland America Line, with 137 years of cruising experience, operates a premium fleet of 15 ships. In July 2010, Holland America Line launched its second Signature-class ship, Nieuw Amsterdam. The 2,106-passenger capacity Nieuw Amsterdam is a sister ship to Eurodam, which was delivered in July 2008. Holland America Line calls on 354 destinations in 98 countries and territories on all seven continents, including Antarctica. While the majority of cruises are from seven to 21 days, Holland America Line also offers longer, exotic Grand Voyages up to 70 days, plus an annual Grand World Voyage of 110 days. In the Caribbean, most ships visit Holland America Line’s private island in The Bahamas, Half Moon Cay.

Holland America Line’s mission is to create once-in-a-lifetime experiences for its guests every time they cruise. The brand continues to enjoy one of the highest rates of repeat cruisers in the cruise industry. Holland America Line’s $550 million Signature of Excellence product enhancement initiative emphasizes its dedication to all aspects of the guest experience, including elegant accommodations, sophisticated five-star dining and award-winning service. Its fleet of mid-sized ships is designed for more intimate cruising and feature classically-designed interiors, wraparound teak decks and private verandas. In addition, Holland America Line ships have one of the most extensive collections of art and antiques at sea.

All of Holland America Lines’ ships have Culinary Arts Centers presented by Food & Wine magazine, where guests enjoy cooking demonstrations, private cooking lessons, wine tastings and lifestyle seminars. The Digital Workshop in collaboration with Windows® offers complimentary photo technology classes and guests will find specialty coffees, an extensive library, music listening stations and internet access in the Explorations Café® in partnership with The New York Times®. The Greenhouse Spa and Salon has extensive wellness and beauty treatments, fitness classes and exercise equipment.

Seabourn provides ultra-luxury cruising vacations on smaller ships that focus on personalized services, all-suite accommodations, superb cuisine and unique experiences and in 2010 was awarded the “Best-Small Ship Cruise Line” by both Travel & Leisure and Condé Nast magazines. Seabourn pampers its guests with complimentary open bars and value-added extras such as Massage MomentsSM on deck and Caviar in the SurfSM beach parties. Seabourn’s ships offer destinations throughout the world, including Europe, Asia, the South Pacific Islands, Australia and the Americas, with cruises generally from seven to 14 days, with some of longer length, including a 111-day world cruise.

Seabourn currently operates three 208-passenger capacity ships and two 450-passenger capacity ships and will continue its fleet expansion in 2011 with Seabourn Quest, another 450-passenger capacity ship. With this new ship addition, Seabourn’s existing ship capacity will grow by 29.5%. The larger 450-passenger capacity ships offer more categories of luxury suites, more dining alternatives and an 11,400-square foot spa facility that is the largest on any ultra-luxury vessel. All the Seabourn ships have a service ratio of nearly one staff member per guest and the intimate, sociable atmosphere that has been the hallmark of the Seabourn lifestyle for over 22 years. During 2009 and 2010, the original three 208-passenger capacity ships each completed an interior refurbishment of public areas to more closely match the ambiance of its recently delivered ships.

IV.	Europe, Australia & Asia (“EAA”)

a.	Europe

We believe that Europe is the largest single leisure travel vacation market in the world, but to date cruising in Europe has achieved a much lower level of market penetration than in North America and represents a relatively small percentage of the European vacation market. Approximately 4.9 million European-sourced passengers took cruise vacations for two or more consecutive nights in 2009 compared to approximately 10.4 million North American-sourced passengers. Additionally, we estimate that about 5.5 million European-sourced passengers took a cruise in 2010, which was approximately the same size as the North American market in 1998. The number of European cruise passengers increased at a compound annual growth rate of approximately 11.7% from 2005 to 2010, as passenger capacity has been added. We believe that the European cruise vacation market represents a significant growth opportunity for us, and we plan to continue introducing new ships into Europe over the next several years.

As of January 31, 2011, five ships or over 12,500 berths under construction have been designated for our European brands through 2013. Our European brands represent 39% of our total capacity at November 30, 2010.

The most popular location visited by European-sourced cruise guests in 2010 was the Mediterranean Sea, followed by other locations, such as the Caribbean, Bermuda, Northern Europe (including Scandinavia and the Baltic Sea), the Atlantic Isles (including the Canary Islands and Madeira), the Arabian Gulf and Indian Ocean, the Far East, South America, New England, New York and Canada.

1.	United Kingdom (“UK”)

The UK provides the largest number of cruise passengers sourced in Europe. Over 1.5 million UK passengers took cruises in 2009, and we estimate that 1.6 million cruised in 2010. Cruising in the UK is an established alternative to land-based resort and sightseeing vacations. The number of UK cruise passengers increased at a compound annual growth rate of approximately 8.3% from 2005 to 2010. We believe that the UK has growth potential for the cruise industry because of low market penetration levels and other favorable characteristics of the cruise industry.

P&O Cruises (UK) sources substantially all of its guests from the UK. Cunard sources most of its guests from the UK, North America, Germany and Australia. Our North American brands and Costa also source guests from the UK.

P&O Cruises (UK) is the most recognized cruise brand in the UK and takes more British cruisers on holiday than any other cruise brand in the world. With seven premium ships of differing sizes, it offers a broad range of British guests the opportunity to “Discover a Different World...” while still feeling very much at home, because the world of P&O Cruises (UK) is one which is tailored to those who enjoy today’s British tastes. Also as the trusted UK cruise experts, having established cruising over 170 years ago, P&O Cruises (UK) celebrates maritime traditions and offers genuine service, a sense of occasion and attention to detail to ensure guests enjoy the holiday of a lifetime, every time they travel.

P&O Cruises (UK)’s ships visit 270 destinations in 90 countries, with cruises ranging from two-day cruise breaks to world cruises of 87 to 109 days. The majority of cruise vacations in the summer are seven to 14 days in duration and depart from Southampton, England cruising to the Mediterranean Sea, the Baltic Sea, the Norwegian fjords or the Atlantic Isles. In the fall and winter, P&O Cruises (UK) offers cruises embarking in the Caribbean and Mediterranean Sea, world cruises and longer cruises departing from Southampton, England to the Mediterranean Sea, the Atlantic Isles and the Caribbean.

Each ship offers a range of entertainment and restaurants, including classic silver service, designed to please our British guests. Two of its ships offer vacations exclusively for adults, while the other ships are well-suited for families. With the addition of its largest ship, Azura in 2010, P&O Cruises (UK) introduced the first fine dining Indian restaurant at sea, from an Indian born British chef awarded a Michelin star, a new wine bar concept, and the first large screen outdoor cinema on a P&O Cruises (UK) ship.

Adonia, which is currently sailing as Princess Cruises’ Royal Princess, will be joining this fleet in May 2011 to replace Artemis.

Cunard, which was launched in 1839, operates three premium/luxury ships that evoke a golden era of luxurious cruising. In October 2010, Cunard took delivery of the 2,068-passenger capacity Queen Elizabeth, which combined with Queen Victoria and Queen Mary 2 represents the youngest fleet in the world. During 2011, Cunard ships will primarily sail a variety of seasonal itineraries in Northern Europe, the Mediterranean and the Caribbean as well as traditional transatlantic voyages. Most of Cunard’s voyages range from seven to 14 days with two world cruises of 96 and 103 days.

Cunard ships provide guests with the opportunity to relive the glory days of ocean travel featuring sophisticated five-star dining, luxurious accommodations and award-winning white-glove service. In addition, Cunard ships spotlight unique British-styled shipboard amenities, such as libraries, traditional British pubs and art galleries. Cunard ships also feature exquisite dining in grills or exclusive restaurants, lounges with 270 degree views of the ocean and cabins that are named after Cunard commodores who were knighted. Together, these features further distinguish this historic brand apart from all others and have made Cunard ships the Most Famous Ocean Liners In The WorldSM.

2.	Continental Europe

The main countries in continental Europe for sourcing cruise passengers are Germany, Italy, Spain and France. Together, these main countries generated approximately 2.8 million cruise passengers in 2009 and we estimate that approximately 3.1 million passengers took a cruise in 2010. The German cruise market reached more than 1.2 million passengers in 2010 and is the second largest market in Europe, after the UK. Italy is the third largest cruise market in Europe with almost 880,000 passengers in 2010. Spain and France are the fourth and fifth largest cruise markets in Europe with almost 640,000 passengers and 380,000 passengers in 2010, respectively. Cruising by passengers sourced from Germany, Italy, Spain and France combined increased at a compound annual growth rate of approximately 11.9% from 2005 to 2010. We believe that continental Europe has significant growth potential for the cruise industry because the market penetration level is estimated at approximately one-third of North America’s market penetration level and other favorable characteristics of the cruise industry. We intend to increase our penetration in continental Europe primarily through Costa, AIDA and Ibero. The principal sources of our guests for Costa are from Italy, France and Germany, while AIDA and Ibero source their guests principally from Germany and Spain, respectively. The operating results of our newest brand, Ibero, are being adversely impacted by the weakness of the Spanish economy, however, we believe Ibero has good long-term growth prospects. See Note 10, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional discussion. Finally, as discussed below our Costa and Ibero cruise brands also market to, and provide cruise vacations in, South America, principally during the Northern Hemisphere’s winter months.

Costa is Italy’s and Europe’s # 1 Cruise Line based on guests carried and ship capacity and boasts over 62 years of cruising history. Costa is one of the most recognized cruise brands marketed in Europe. In 2010, Costa took delivery of one new cruise ship, Costa Deliziosa, and now operates 14 contemporary ships, with two additional ships, Costa Favolosa and Costa Fascinosa, scheduled to enter service, one in July 2011 and one in May 2012. With these two new ship additions, Costa’s existing capacity will grow by 20.4%.

Costa offers guests an international and multi-lingual ambiance with an Italian touch. Costa’s 1.4 million guests in 2010 were sourced from 179 countries. The Costa brand offers a more traditional product catering to an older demographic in Germany and a higher-end contemporary product in Spain and thus segments these markets where we also own and operate the AIDA and Ibero brands.

Costa calls on 250 ports around the world, with 100 different itineraries, most from seven to 11 days. In the summer months, Costa deploys its ships in the Mediterranean and Northern Europe areas. In the winter months, Costa deploys its ships in the Mediterranean Sea, South America, the Arabian Gulf, the Caribbean, the Red Sea and the Indian Ocean. See Part I, Item 1. Business. B. “Cruise Operations – Asia” for additional discussion of Costa’s operations in Asia.

AIDA, which began operating in 1996, sources substantially all of its guests from Germany, Austria and German-speaking Switzerland, and is the leader and most recognized cruise brand in the German cruise market. AIDA operates seven contemporary ships, with three additional ships scheduled to enter service, one in each of 2011, 2012 and 2013. With these three new ship additions, AIDA’s existing capacity will grow by 54.6%. AIDA’s current generation of vessels, which it started taking delivery of in 2007, are innovative. For example, AIDA introduced the “Theatrium,” a completely new space concept that provides guests a central meeting space and an enhanced entertainment venue. On AIDAblu, which was delivered in February 2010 and for the next three newbuilds, the spa concept has been further developed to include 30 spa suites and veranda cabins. Additional product innovations on these new vessels will include the Brauhaus, a micro-brewery, which was introduced on AIDAblu, and new restaurants with fresh culinary concepts.

AIDA’s product is especially tailored for the German-speaking market, including German-speaking crew as well as German-style food and entertainment. AIDA offers an exceptionally relaxed, yet active, cruising experience with an emphasis on a healthy and youthful lifestyle, choice, informality, friendliness and activity. In addition, AIDA’s ships include a variety of informal and formal dining options, including buffets, grills and exclusive restaurants.

AIDA offers its guests cruises generally from five to 14 days, while calling on approximately 170 ports. During the summer, the AIDA ships sail in the North Sea, the Baltic Sea, the Mediterranean Sea and New England and Canada. During the winter, AIDA ships sail in the Caribbean, Central America, the Atlantic Isles, the Western Mediterranean Sea, the Far East, the Arabian Gulf and Trans-Suez Canal passages. In the fall of 2010, AIDA began offering cruises to South America and up the Amazon River, and from summer 2011 AIDA will offer cruises for the first time in the Black Sea.

Ibero, which began operations in 2003 but was acquired by us in 2007, operates four contemporary cruise ships, including Grand Holiday (formally Carnival Cruise Lines’ Holiday), which entered Ibero service in May 2010. Substantially all of Ibero’s guests are sourced from Spain, Brazil and Argentina. Ibero’s ships are especially tailored to the Spanish market, including Spanish-speaking crew as well as Mediterranean and Spanish-style food and entertainment. From spring until fall, all of Ibero’s ships offer seven-day Mediterranean and Northern European sailings. As discussed below, three of Ibero’s ships were repositioned to South America for the Northern Hemisphere’s fall and winter to offer cruises along the Brazilian and Argentine coasts.

3.	South America

For many years cruise vacations have been marketed in South America, principally to Brazilian and Argentinean-sourced passengers, although cruising as a vacation alternative remains in a relatively early stage of development. Brazil and Argentina have populations of approximately 200 million and 40 million, respectively, and we believe that their discretionary incomes will grow significantly in the future. More than five million Brazilian tourists traveled abroad in 2010 and we expect this to increase to approximately six million in 2011. Approximately one million Argentine tourists traveled abroad in 2010 and we expect this amount to increase slightly in 2011. Based on industry data and our internal estimates, approximately one million Brazilians and Argentineans took a cruise vacation in 2010, of which almost 25% sailed on a Carnival Corporation & plc branded vessel primarily through our Costa and Ibero brands. We believe that the South American vacation market has significant growth potential for the cruise industry because the combined Brazilian and Argentine estimated market penetration levels are less than 15% of the North American cruise vacation market’s penetration level and other favorable characteristics of the cruise industry.

Cruises from South America typically occur during the Southern Hemisphere summer months of November through March. Costa and Ibero are each operating three ships in this region from November through March. These ships depart from home ports in Brazil and Argentina.

b.	Australia

Cruising in Australia continues to develop. We estimate that approximately 370,000 Australians and New Zealanders took cruise vacations in 2009 and estimate that this number grew to approximately 470,000 in 2010. Cruising by passengers from these countries increased at a compound annual growth rate of approximately 19.2% from 2005 to 2010. We serve this region through the contemporary P&O Cruises (Australia) brand, which is the leading cruise line in Australia and New Zealand. In addition, our premium brand Princess has a significant presence in the Australian vacation market. We believe that the Australian market has significant growth potential for the cruise industry because the market penetration level is estimated at approximately half of North America’s market penetration level and other favorable characteristics of the cruise industry.

P&O Cruises (Australia), with over 75 years of cruising experience, caters specifically to Australians and New Zealanders. P&O Cruises (Australia) has more than doubled its fleet capacity with the transfer of two Ocean Village ships. The second ship was transferred in November 2010 and was renamed Pacific Pearl and has just completed a multi-million dollar refurbishment. The previous Ocean Village transfer was renamed Pacific Jewel, which was transferred in November 2009.

Its four contemporary ships offer cruises generally ranging from seven to 12 days. The ships are home ported in a number of cities in Australia and New Zealand. These cruises enable guests to discover the islands of the South Pacific from New Caledonia to Tahiti, as well as exploring Australia’s magnificent coast line, New Zealand and Asia.

Princess deploys two ships on a year-round basis on cruises departing from home ports in Australia. In late 2011, a third ship will reposition to Australia for seasonal deployment. These ships visit the South Pacific Islands, Australia, New Zealand and Asia; and the cruises generally range from 13 to 17 days, with one world cruise of 104 days. Princess is primarily marketed in North America, so we consider it a North America cruise brand. Therefore, the operating results of the ships deployed in the Australian market are included in our North America cruise brand segment, even though these ships are primarily marketed to Australians.

c.	Asia

We began sourcing passengers from China in 2006. We source most of our Chinese guests from the cities of Beijing and Shanghai and the province of Guangdong, which have a combined population of over 130 million. Tourism is one of the most rapidly growing sectors in the Chinese economy as Chinese discretionary income has increased at a compound average growth rate of 10.4% over the last five years. More than 57 million Chinese tourists traveled abroad in 2010. We believe this market has outstanding long-term growth potential for the cruise industry given its early stage of development, large population, easing of travel restrictions and expanding international tourist travel.

Costa Asia, which began its operations in 2006, currently operates one contemporary cruise ship. Costa Asia caters primarily to the Chinese and surrounding markets and was the first international cruise line to home port a ship in China. Costa Asia’s ship is specifically tailored to the Chinese market, serving Chinese style cuisine, offering mah-jongg tables and providing well-known luxury brands in its retail shops. During the non-peak Chinese vacation months, Costa Asia offers longer Far East cruises principally to Europeans.

V.	Ships Under Contract for Construction

Summary information of our ships under contract for construction as of January 31, 2011 is as follows (a):

Cruise Brands and Ships	Expected Service Date(b)	Passenger Capacity
North America Brands
Carnival Cruise Lines
Carnival Magic	5/11	3,690
Carnival Breeze	6/12	3,690

		7,380

Princess
Newbuild	6/13	3,560
Newbuild	6/14	3,560

		7,120

Seabourn
Seabourn Quest	6/11	450

North America Cruise Brands		14,950

Europe, Australia & Asia (“EAA”) Brands

AIDA
AIDAsol	4/11	2,194
AIDAmar	5/12	2,194
Newbuild	3/13	2,194

		6,582

Costa
Costa Favolosa	7/11	2,984
Costa Fascinosa	5/12	2,984

		5,968

EAA Cruise Brands		12,550

		27,500

(a)	Our ship construction agreements cannot be cancelled by either party without cause, and such cancellation will subject the defaulting party to contractual liquidated damages. See Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

(b)	The expected service date is the month in which the ship is currently expected to begin its first revenue generating cruise. Our Carnival Cruise Lines, Princess and Costa ship construction contracts are with the Fincantieri shipyards in Italy. Our AIDA and Seabourn ship construction contracts are with Meyer Werft shipyard in Germany and T. Mariotti shipyard in Italy, respectively.

VI.	Cruise Port and Repair Facility Development and Operations

Our cruise brands provide guests with an improved vacation experience and additional home ports through the development and management of new or enhanced cruise port facilities. Our involvement is usually in cooperation with governmental entities and typically includes providing development and management expertise and financial commitments that are limited to long-term port usage and preferential berthing agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves.

During 2010, we were in various stages of involvement with the development, enhancement and/or financing of government-owned and operated cruise port facilities in Galveston, Texas; Miami, Florida; New York City, New York; Port Everglades, Florida; San Diego, California; San Juan, Puerto Rico and St. Maarten, Kingdom of the Netherlands. In addition, we own and operate or have interests in joint ventures that own and operate port and related facilities in Barcelona, Spain; the Caribbean; Civitavecchia, Naples, Savona and Trieste, Italy; Hamburg, Germany; Juneau, Alaska; Marseilles, France and Long Beach, California for the benefit of our cruise brands.

We own a 40% interest in Grand Bahamas Shipyard Ltd. (“GBSL”), which is the largest cruise ship dry-dock repair facility in the world. Royal Caribbean Cruises Ltd. (“RCCL”), one of our cruise competitors, also owns a 40% interest and the Grand Bahamas Port Authority owns 20%. This repair facility, located in Freeport, Grand Bahamas, has three dry-docks, which can accommodate ships up to 137,000 tons. Our North American brand ships based in the Caribbean primarily use this facility. During 2010, RCCL and our brands had an aggregate of 19 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships, such as cargo and oil and gas tankers, were serviced at this facility. GBSL generated total revenues of $98 million in 2010, a large portion of which were derived from work on RCCL and our cruise ships.

We account for our investment in GBSL using the equity method, with our share of income or loss recorded as other nonoperating income or expense. Our total net investment in, including notes receivable from, GBSL was $72 million at November 30, 2010. GBSL had an aggregate of $138 million of outstanding debt to RCCL and us and $2 million of outstanding debt under a revolving credit facility to a third party at November 30, 2010.

VII.	Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet. Some of our cruise brands still use printed brochures, although their use is diminishing. Prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Cruise prices frequently change in a dynamic pricing environment. Some cruise prices are discounted through special promotions, early booking or loyalty programs.

Historically, our advance bookings have generally been taken from several months in advance of the departure date for all contemporary brand sailings, to more than a year in advance for some of our luxury and European brand sailings. Generally, the longer the cruise itinerary the further in advance the bookings are made. This lead-time provides us with more time to manage our prices in relation to demand for available cabins through the use of advanced revenue management capabilities and other initiatives, with the strategy of filling our ships while achieving the highest possible overall net revenue yields. Some of our fares, such as Carnival Cruise Lines’ Early Saver, Costa’s Pronto Price Savings and Holland America Line’s Early Advantage and Mariner Savings fares are designed to encourage potential guests to book cruise reservations earlier. In addition, we have the ability to change ship itineraries over time to maximize our revenue yields. (See “Key Performance Non-GAAP Financial Indicators” in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K).

If our guests do not pay a vacation protection premium for the ability to obtain a refund if they cancel their cruise within a pre-defined period before sailing, then they are subject to a cancellation fee if they subsequently cancel, which we recognize in cruise passenger ticket revenues upon cancellation. For those guests who pay a vacation protection premium for the ability to obtain a refund, they will receive all or a portion of their deposit value back in accordance with the terms of the program, while we will recognize this vacation protection premium in other revenues.

The cruise ticket price typically includes accommodations, most meals, some non-alcoholic beverages and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including nightclubs, theatrical shows, movies, parties, a jogging track, a health club, swimming pools, sun decks, whirlpools and saunas. Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation with the balance due before the departure date, although some of our European brands provide certain of their travel agents and tour operators with credit terms even though these parties typically require the guest to pay for the entire cruise ticket price before sailing. Substantially all of our guests’ payments are received via credit cards or through other electronic banking transfers.

As a convenience to our guests, we offer to arrange air transportation to and from the port. When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices typically vary by gateway, destination and other ticket restrictions. Over the last several years, approximately 14% of our guests purchased air transportation from us. We believe this relatively low percentage is partially a result of having embarkation points close to our guests’ homes and partially due to the wide availability of competitively priced air tickets sold by third parties. In addition, for some of our European brands’ cruise itineraries we charter aircraft to facilitate our guests’ travel to distant locations. We also offer transfers from and to the airport as part of these programs, as well as to other guests who may need this transfer service.

In 2007, we introduced a fuel supplement across substantially all of our cruise brands, which resulted in an additional fee being charged to the guests on these brands, commencing for the most part with cruises departing in early 2008. This temporary fuel supplement, which is included in cruise passenger ticket revenues, was introduced to partially offset a portion of the very high fuel costs we had been experiencing, and was usually charged on a daily basis, with established total maximum amounts per passenger. Currently, AIDA, Cunard and P&O Cruises (UK) are charging fuel supplements. We reserve the right to reinstate our fuel supplements in our other brands and will continue to monitor our markets and review our position based upon the appropriate facts and circumstances.

VIII.	Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. We earn onboard and other revenues from activities and services not included in the cruise ticket price consisting of, but not limited to, bar and some beverage sales, shore excursions, casino gaming, gift shop sales, photo sales, full service spas and internet and phone services. To maximize onboard revenues, we use various cross marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard products and services. Substantially all of our onboard revenues are paid with credit cards.

Our casinos, which are operated directly by us, contain a variety of slot machines and gaming tables. The casinos are only open when our ships are at sea in international waters or when otherwise specifically permitted by law.

Sales to our guests of shore excursions at each ship’s ports of call include, among other things, general sightseeing, adventure outings and local boat and beach parties. We typically utilize locally-owned operators who provide shore excursions based on the local price points and with guides who speak the same languages as most of our shore excursion guests. For the Holland America Line, Princess and Carnival Cruise Lines ships sailing to destinations in Alaska, shore excursions are operated by Holland America Princess Alaska Tours, as well as locally-owned operators. We also offer revenue-producing activities on the private islands and the Caribbean ports we operate.

In conjunction with our cruise vacations, substantially all our cruise brands sell pre-and post-cruise land packages of one to four nights. Vacation packages offered in conjunction with ships based in North America include nearby attractions or other vacation destinations, such as individual/multiple city tours of Boston, Massachusetts; New York City, New York; Seattle, Washington; San Diego, California and Vancouver, British Columbia. Vacation packages offered in conjunction with ships based in Europe include stays in well-known European cities such as Athens, Greece; Barcelona, Spain; Copenhagen, Denmark; London, England; Paris, France and Rome and Venice, Italy.

In conjunction with our Alaska cruise vacations, principally on our Holland America Line and Princess ships, we sell pre-and post-cruise land packages, utilizing, to a large extent, our hotel and transportation assets, which revenues are included in our Tour and Other segment.

IX.	Sales Relationships

We sell our cruises mainly through travel agents, including wholesalers and tour operators that serve our guests in their local markets. We believe our travel agent partners are an integral part of our long-term cruise distribution network. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands, except for certain brands sourcing UK and Australian guests as discussed below. These travel agent relationships are not exclusive and most travel agents also sell cruises and other vacations provided by our competitors. We motivate travel agents to support our products with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of trade marketing techniques, including websites, seminars and videos, to familiarize agents with our cruise brands and products. Substantially all of our cruise brands offer interactive online and other continuing education courses for travel professionals who want to continue learning about the cruise industry and how to effectively sell our cruise products and services. As with our brands’ travel agent relationships, each of our brands’ trade marketing programs are generally independent of each other. In each of our principal markets, we have familiarized the travel agency community with our cruise brands and products.

Travel agents generally receive standard commissions of 10%, plus the potential of additional commissions based on sales volume. During fiscal 2010, no controlled group of travel agencies accounted for 10% or more of our revenues.

We are a customer service-driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry. Our investment in customer service includes the development of employees, processes and systems. We continually improve our systems within the reservations and customer relationship management functions, emphasizing the continued support and training of the travel agency community, while simultaneously developing greater contact and interaction with our high-value guest base. Each brand has its own consumer website, which provides access to information about our products to users throughout the world, and substantially all provide self-service internet booking engines to our travel distribution network and to our customers to enable them to more efficiently book our cruises, air transportation, land transfers, shore excursions, pre-and post-cruise tours and, in some cases, other onboard activities. We also support trade booking capabilities through global distribution systems, including Amadeus, Travelport and SABRE. We estimate that almost 60% of our bookings from travel agents are made electronically. Finally, as part of our efforts to increase efficiency and improve the embarkation process for our guests, most of our brands offer their guests the ability to generate their own electronic ticket documents via their websites.

To further stimulate demand, we offer a number of home ports that are closer to guests’ homes as this enables them to lower the price of their cruise vacation by substantially reducing or eliminating the cost of air travel to and from the port.

In the UK and Australia, we have formed a sales alliance known as “Complete Cruise Solution,” whereby our UK and Australian sales forces and back-office operations combine to provide travel agents with one-stop cruise shopping for a number of our brands. In North America, Italy and the UK, we also raise consumer and travel agent awareness through the “World’s Leading Cruise Lines” alliances for our cruise brands that source guests from these markets. Most of our cruise brands offer their own past guest recognition programs, such as Princess’ “Captain’s Circle,” Costa’s “CostaClub” and Holland America Line’s “Mariner Society,” through which they reward repeat guests with special incentives such as discounted fares, expedited ship embarkation and disembarkation and onboard activities.

X.	Marketing Activities

Each of our brands have comprehensive marketing and advertising campaigns to promote their brands to vacationers and their travel agent partners. They typically market and promote their brands, not their ships, as each brand strives to have a relatively consistent product, although their ships may differ. Each brand’s marketing activities are designed to reach a local market in the local language while maintaining consistency within each brand’s overall strategy and web presence. The principal media used for marketing and advertising are television, magazine, radio, outdoor, direct mail, e-mail, online websites, and other forms of social media.

We have recently expanded our use of online and social media (for example, Facebook, Twitter, YouTube, etc.) to help us cultivate guests as fans of our brands, ships, itineraries and onboard services. In January 2011, one of our North American cruise brands started accepting cruise bookings via Facebook, which has over 500 million users, and we believe Facebook will provide another source to attract cruise guests. We also have blogs that are hosted by ship captains, cruise and entertainment directors, executive pursers and special guests. We use Twitter to enhance our customer service and as part of our public relations strategies to inform the press, popular bloggers, fans and brand advocates of new developments and breaking news stories.

Customer feedback and research is also a critically important element in the development of our overall marketing and business strategies. Accordingly, we have electronic and manual processes for measuring and understanding key drivers of customer loyalty and satisfaction from our guests that provide valuable insight about their cruise experience. We regularly initiate customer research studies among both guests and travel partners to assess the impact of various programs and to solicit feedback that we use to help make our future decisions.

XI.	Seasonality

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results also increases due to ships being taken out of service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with the Alaska cruise season. The seasonality of our results will continue to increase as we expand our EAA brands which tend to be more seasonal than our North America brands. Finally, our North America brands have recently been trending towards an increasing level of seasonality.

XII.	Competition

We compete with land-based vacation alternatives throughout the world, including hotels, resorts (including all-inclusives), theme parks, organized tours, land-based casino operations and vacation ownership properties located in Las Vegas, Nevada; Orlando, Florida; the Caribbean (including The Bahamas); Dubai, and various European, Mediterranean, Mexican, and Hawaiian and Canary Island destinations, as well as numerous other vacation choices throughout the world.

Our primary cruise competitors for North American-sourced guests are RCCL, which owns Royal Caribbean International (“RCI”), Celebrity Cruises (“Celebrity”) and Azamara Club Cruises; Norwegian Cruise Line (“NCL”), Oceania Cruises and Regent Seven Seas Cruises, all three of which are controlled by affiliates of Apollo Management LP; Disney Cruise Line (“Disney”), MSC Cruises (“MSC”), Crystal Cruises and Silversea Cruises.

Our primary cruise competitors for European-sourced guests in the UK are RCI, Celebrity, NCL, MSC, Thomson Cruises, which is owned by TUI AG (“TUI”); Fred Olsen Cruise Lines and Saga Cruises; and in continental Europe they are Celebrity, Disney, NCL, MSC, Louis Cruise Line, and CDF Croisieres de France, Pullmantur and RCI, all three owned by RCCL; TUI Cruises, which is jointly owned by RCCL and TUI; Hapag-Lloyd, which is also owned by TUI; and Phoenix Reisen.

Our primary cruise competitors for guests sourced from other parts of the world, such as Australia, Asia and South America, are RCI, Celebrity, Pullmantur, Star Cruises, NCL, CVC Cruise and MSC.

All of our brands compete to a certain extent among themselves for guests.

XIII.	Governmental Regulations

a.	Maritime Regulations

1.	General

Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. Our ships, which are registered in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama, Portugal and the UK, are regulated by these jurisdictions and are required to comply with the international conventions that govern the safety of our ships, guests and crew and the protection of the environment. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the regulations of the European Union (“EU”), which apply to all our European brands, the U.S. and the many other international ports that our ships visit apply to some aspects of our ship operations.

Our ships are subject to periodic dry-docking requirements and class renewal surveys by ship classification societies, which verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. They also ensure that our ships comply with international conventions adopted by the countries of registry and domestic rules and regulations. Dry-dock duration is a statutory requirement controlled under the International Convention for Safety of Life at Sea (“SOLAS”) and to some extent the International Load Lines Convention. Under these regulations, it is required that a passenger ship dry-dock twice in five years and the maximum duration between each dry-dock cannot exceed three years. The time in dry-dock can be for a period of one or more weeks depending on the amount of work performed. However, some of our ships qualify under special exemptions to dry-dock once in every three or five years.

Our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port. For example, in U.S. ports these authorities include the U.S. Coast Guard and U.S. Customs and Border Protection. In EU ports, the Paris Memorandum of Understanding enforces internationally accepted conventions through Port State Control Inspections by 27 Marine Administrations. In UK ports, these authorities include the Maritime and Coastguard Agency, the Department for Transport’s Transport Security team, otherwise known as TRANSEC, and the Port Health Authority.

We believe maritime safety, security, environmental, health and labor issues will continue to be areas of focus by relevant government authorities in the U.S., the EU and elsewhere where our cruise ships operate. Legislation, regulations or treaties, or changes thereto, in these areas could impact our operations and have and will likely subject us to increasing compliance costs in the future.

Although not required by regulations, we voluntarily publish Annual Sustainability reports that address environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which can be viewed at www.carnival.com and www.carnivalplc.com, were developed in accordance with Sustainability Reporting Guidelines established by the Global Reporting Initiative framework, which is a global reporting standard for economic, environmental and social performance.

2.	Maritime Safety Regulations

The International Maritime Organization (“IMO”), a specialized agency of the United Nations, has adopted safety standards as part of SOLAS, which apply to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, materials, construction, life-saving equipment, safe management and operation and security in order to help ensure guest and crew safety and security. SOLAS requirements are periodically revised for both new and existing ships.

SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our operations and ships are regularly audited by national authorities and maintain the required certificates of compliance with the ISM Code. National authorities, acting under the provisions of the international agreements related to Port State Control, regularly inspect our ships when they are in that nation’s waters.

IMO’s Maritime Safety Committee approved amended SOLAS requirements related to the damage stability of new passenger cruise vessels. These regulations, which were adopted in May 2005, apply to vessels whose keels were laid after January 1, 2009. For vessels with keels laid after January 1, 2009, compliance with these standards require different designs. The Maritime Safety Committee also amended SOLAS to require new passenger cruise vessels whose keels are laid after July 1, 2010, to comply with the “safe return to port” requirements, which relate to vessel survivability standards and require the development of new ship designs. These two new requirements do not affect our existing fleet or our vessels currently under contract except for the two Princess newbuilds. Compliance with both these regulations has not resulted in significant cost increases.

In 2010, a significant set of SOLAS modifications required all existing passenger ships to comply with current standards regarding fire safety. Our existing fleet is compliant with these SOLAS modifications.

3.	Maritime Security Regulations

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS. Among other things, the ISPS Code requires vessel owners to implement security measures, conduct vessel security assessments and develop security plans. Under these requirements, we have prepared and submitted security plans for all our ships to their respective countries of registry and International Ship Security Certificates have been issued demonstrating compliance with the ISPS Code.

The U.S. Maritime Transportation Security Act of 2002 (“MTSA”) is the governing regulation for ships that operate in U.S. ports. MTSA establishes Area Maritime Security requirements for port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis that could affect our operation in those areas.

The U.S. Cruise Vessel Security and Safety Act (“CVSSA”) will phase in through 2013 and is applicable to all our ships that embark or disembark passengers in the U.S. The law is designed to bring consistency and clarity to security laws and regulations for the cruise industry and establishes a framework for security equipment and systems. Compliance with CVSSA will not result in significant costs.

4.	Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern, among other things, air emissions, waste discharge, water management and disposal, and the storage, handling, use and disposal of hazardous substances, such as chemicals, solvents and paints. We are committed to helping to preserve the environment, not only because of the existing legal requirements, but because a pristine environment is one of the key elements that bring our guests onboard our ships. Our environmental efforts are focused on, among other things, reducing greenhouse gases (“GHGs”, such as carbon dioxide) and other emissions (such as sulfur oxide (“SOx”) and nitrogen oxide (“NOx”)) from the combustion of marine fuel oil consumed by our ships, which accounts for substantially all of our GHG and other emissions. Therefore, improving fuel consumption is a key business strategy. In addition to reducing fuel consumption, we actively monitor and investigate new abatement technologies for use onboard our ships or shoreside in order to reduce operating costs and GHG emissions.

If we violate or fail to comply with environmental legislation, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental legislation, regulations and treaties.

i.	International Regulations

The most important environmental convention governing ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”). This convention includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. Many countries have ratified and adopted IMO Conventions which, among other things, impose liability for pollution damage, subject to defenses and to monetary limits, which monetary limits do not apply where the spill is caused by the owner’s actual fault or by the owner’s intentional or reckless conduct. All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate and an International Air Pollution Prevention Certificate. These certificates are issued by the ship’s state of registry indicating that our ships are operating in compliance with the MARPOL regulations regarding oil, sewage and air pollution prevention.

In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil and waste pollution.

The International Organization for Standardization (“ISO”) is an international standard-setting body which produces worldwide industrial and commercial standards. ISO 14001, an environmental management standard that was developed to help organizations manage their processes, products and services to minimize environmental impacts, presents a structured approach to setting environmental objectives and targets. It provides a framework for any organization to apply these broad conceptual tools to their own processes. During 2006, we completed a corporate-wide implementation of ISO 14001. The environmental management systems of all of our cruise brands are certified in accordance with ISO 14001, with the exception of Ibero, which is expected to be implemented by early 2012.

ii.	U.S. Federal and State Regulations

The U.S. Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone.

The U.S. Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution, such as oil pollution or possible oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships. These certificates demonstrate our ability to meet the maximum amount of liability that our ships could be subject to for removal costs and damages related to water pollution, such as from an oil spill or a release of a hazardous substance, up to each ship’s statutory liability limit. Our financial responsibility under these certificates is covered by our insurance.

The Clean Water Act of 1972 and other laws and regulations provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-foulant paints and others during normal operations into the U.S three mile territorial sea and inland waters. The EPA requires vessels to obtain permits and comply with inspection, monitoring, recordkeeping and reporting requirements.

Most U.S. states that border navigable waterways or sea coasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

In connection with certain of our Alaska cruise operations, Holland America Line, Princess and Carnival Cruise Lines rely on concession permits from the U.S. National Park Service to operate their cruise ships in Glacier Bay National Park and Preserve. Such permits must be periodically renewed. We cannot be certain that they will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future. The U.S. National Park Service renewed our permits through the 2019 Alaska cruise season.

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

In the past 30 years the EU has adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment for European citizens and providing them with a high quality of life. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections.

In November 2002, the European Commission (“EC”) adopted a strategy to reduce atmospheric emissions from seagoing ships. The strategy reports on the magnitude and impact of ship emissions in the EU and sets out a number of actions to reduce ship emissions. The EU strategy seeks to implement SOx Emission Control Areas set out in MARPOL Annex VI and in addition goes beyond the IMO in that in January 2010 it introduced requirements to burn low sulfur (less than 0.1%) marine gas oil in EU ports and other areas. The EC also seeks to press for tighter NOx standards.

The EU continues to pursue an aggressive policy towards environmental protection and we can expect to see legislation being implemented in the near future related to, among other things, limiting waste water discharges in the Baltic Sea and reducing GHG emissions.

iv.	Low Sulfur Fuel Regulations

Limitations on the sulfur content of fuel are part of regulations approved in EU Directives and MARPOL Annex VI. On January 1, 2010, the EU directive became effective that requires the use of 0.1% sulfur content in all marine fuels used while ships are at berth or anchored in EU ports. This requires the use of distillate fuels, such as marine gas oil, which has not significantly increased our fuel costs because we use a relatively small quantity of marine gas oil while in EU ports.

MARPOL Annex VI currently limits global sulfur fuel content to 4.5%. On January 1, 2012, the limit will be reduced to 3.5%, which will not have a significant impact on our fuel costs, as we already comply with this requirement.

As part of the 2008 MARPOL Annex VI requirements, the concept of Emission Control Areas (“ECAs”) was established with stricter limitations on sulfur emissions in these areas. Currently there are two ECAs in operation. The first ECA is in the Baltic Sea and the other is in the North Sea/English Channel. Specifically, ships that operate in these ECAs are required to use fuel with a sulfur content of no more than 1%. Compliance with these requirements in the existing ECAs did not significantly increase our fuel costs because we do not have a significant number of itineraries in these areas.

In 2010, the U.S. Maritime Pollution Prevent Act was passed, which established a North American ECA that will become effective around the U.S. and Canada out to 200 nautical miles on their east, west and gulf coasts, as well as the Hawaiian Islands, beginning on August 1, 2012. The U.S. has also submitted a proposal to the IMO to designate certain waters adjacent to the coasts of Puerto Rico and the U.S. Virgin Islands (“USVI”) as an ECA. This proposal is expected to be adopted by the IMO in 2011 and would become effective at the end of 2013. Based on current itineraries, fuel prices and technologies and our 2011 capacities and projected fuel consumption, we estimate that the implementation of the North American, Puerto Rican and USVI ECAs will increase our annual fuel costs by approximately $25 million to $35 million. Other additional ECAs may also be established in the future, such as for areas around Australia, the Mediterranean Sea and Mexico.

From January 1, 2015 and thereafter the fuel sulfur content limit in ECAs will be further reduced to 0.1%. Compliance with these requirements will further increase our fuel costs. Commencing in 2015, based on current itineraries, fuel prices and technologies and our 2011 capacities and projected fuel consumption, we estimate that the implementation of the 0.1% low sulfur content requirement in the three existing ECAs and the proposed Puerto Rico and USVI ECAs would additionally increase our annual fuel costs by approximately $185 million to $205 million.

Based on current laws, the global limit on fuel sulfur content, excluding the ECA limits that will remain at 0.1%, will be further reduced to 0.5% from 3.5% on and after January 1, 2020. The 0.5% standard will be subject to an IMO review by 2018 to determine the availability of fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets, and any other relevant issues. If the IMO determines that it is not possible to comply with the 0.5% standard on and after January 1, 2020, then this requirement will become effective on January 1, 2025. We believe that compliance with the 0.5% standard in 2020, or 2025 at the latest, could significantly increase our fuel costs. However, the magnitude is not determinable at this time due to the length of time until the standard becomes effective, and the other mitigating factors discussed below.

The cost impacts from implementing progressively lower sulfur content requirements globally may be mitigated by, among other things, the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in sulfur emission abatement and propulsion technologies, including more advanced engines, enhanced exhaust gas treatment systems and propeller design, the use of alternative fuels and new fuel conservation initiatives, such as new itinerary options to reduce fuel consumption.

As part of our emission abatement program, we have partnered with local port authorities and the EPA to assist in the development and construction of shore power connections in Juneau, Alaska; Long Beach, California; San Francisco, California; Seattle, Washington and Vancouver, British Columbia and have equipped 14 ships with shore power technology. We expect to partner with other port authorities in the future to implement additional shore power connections. This technology enables our ships to use power from the local electrical grid rather than running their engines while in port to power their onboard services, and thus reduce air emissions.

v.	Carbon Dioxide (“CO2”) Emissions

Our cruise brands have established objectives, targets and plans within their respective ISO 14001 environmental management systems to reduce fuel consumption, which is the most significant contributor to our carbon footprint. Our annual reduction targets for CO2 emissions intensity ranges from 0.25% to 2.5%. We have targeted a 20% reduction in the intensity of CO2 emissions (based on kilograms per available lower berth/kilometer) from our shipboard operations by 2015 compared to our 2005 baseline. The impact of any future legislation regulating the level of CO2 emissions is not determinable at this time.

5.	Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We voluntarily work with public health agencies throughout the world to monitor health and sanitary conditions on all of our ships. As an example, for ships visiting U.S. ports we collaborate with the Centers for Disease Control and Prevention - Vessel Sanitation Program of the Department of Health and Human Services. The Centers for Disease Control established the Vessel Sanitation Program in the early 1970s as a cooperative activity with the cruise industry.

We maintain frequent communication with the appropriate public health authorities and, as required, proactively report any communicable illnesses that are of public health concern. Through our collaborative efforts we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant existing ship renovations. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, and conducting regular crew training and guest education programs.

See “Maritime Labor Regulations” below for additional discussion of health regulations.

6.	Maritime Labor Regulations

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. It brings almost all of these Conventions and Recommendations together in a single new Convention. MLC 2006 includes a broad range of requirements in areas; such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, recreational facilities, health and welfare, hours of work and rest, accommodations and wages and entitlements. While many of the practices were widely adhered to by ships registered in different countries, MLC 2006 will add requirements not previously in effect, particularly in the area of occupational safety and health. The detailed requirements of MLC 2006 directly address many seafarers’ issues and, therefore, if effectively implemented will provide worldwide standards to improve the health, safety and status of seafarers.

Thirty member countries representing 33% of the world’s merchant ship tonnage are required to ratify MLC 2006 before it goes into effect 12 months after such ratification. We currently expect ratification in May 2011, and entry into force, requiring our implementation in May 2012. We estimate that compliance with MLC 2006 will not significantly increase our annual operating expenses.

b.	Consumer Regulations

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires all our cruise brands that call on U.S. ports and embark or disembark guests in U.S. ports to establish financial responsibility for their liability to passengers for non-performance of transportation, for personal injury and for loss of life. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for non-performance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million. In order to comply with this requirement, we have an aggregate of $90 million of guarantees provided by some of our insurers. Our Protection and Indemnity (“P&I”) coverages are used to establish our financial responsibility for personal injury and loss of life.

In the UK, in some cases we are currently required to obtain licenses from and post bonds with various organizations in connection with the conduct of our business and our ability to meet our liabilities in the event of non-performance of obligations to consumers. The most significant requirement relates to ABTA, formally known as the Association of British Travel Agents, which requires us to maintain approximately $130 million of sterling-denominated bonds to cover our brands’ UK passenger deposit liabilities.

We are also required by German and French law to obtain a guarantee from a reputable insurance company to ensure that, in case of insolvency, our customers will be refunded their deposits and repatriated without additional cost if insolvency occurs after a cruise starts. Additionally, in Australia we are a member of the Travel Compensation Fund which provides compensation, as a last resort, to consumers who suffer losses in their dealings with travel agents. Finally, other jurisdictions may require the establishment of financial responsibility for passengers from their jurisdictions.

XIV.	Financial Information

For financial information about our cruise reporting segments and geographic information with respect to each of the three years in the period ended November 30, 2010, see Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

C.	Employees

Our shoreside operations have approximately 10,200 full-time and 4,000 part-time/seasonal employees. We also employ approximately 75,000 crew members at any one time, including officers, onboard the 98 ships we currently operate. Due to the highly seasonal nature of our Alaskan operations, Holland America Princess Alaska Tours increases its work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, transportation and shipboard operations. We consider our employee and union relations generally to be good.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

Our cruise brands are committed to providing appropriate marine-related training to ensure that our shipboard crew, including officers, has the knowledge and skills to perform their jobs properly. In July 2009, we built a maritime training facility near Amsterdam, Netherlands that employs state-of-the-art simulation equipment and instructional tools to provide our crew with training in fixed propeller and azipod maneuvering, bridge resource management, ship stability, emergency preparedness and other maritime skills. We are also in the process of integrating engine control room operations, education and training into the facility. In addition, we established the European Cruise Academy in Rostock, Germany in cooperation with the Wismar University of Technology and offer certified bachelor and master degree programs, as well as advanced training certificates, in the maritime sciences primarily related to the cruise industry.

D.	Suppliers

Our largest purchases are for fuel, travel agency services, food and beverages, air transportation services, port facility utilization, repairs and maintenance, including dry-docking, advertising and marketing, hotel and restaurant products and supplies, communication services and for the construction and refurbishment of our ships. Although we utilize a select number of suppliers for most of our food and beverages, communication services, air transportation services and hotel and restaurant products and supplies, most of these products and services are available from multiple sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. However, we purchase fuel and port facility services at some of our ports of call from a limited number of suppliers. We also perform our major dry-dock and ship improvement work at a limited number of dry-dock facilities in Australia, British Columbia, Canada, the Caribbean (including The Bahamas), Europe, Singapore, and the U.S. Finally, as of January 31, 2011, we have agreements in place for the construction of ten cruise ships with three shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated repair, maintenance, refurbishment and newbuild requirements.

E.	Insurance

I.	General

We maintain insurance to cover a number of risks associated with owning and operating our vessels and other non-ship related risks. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premiums are dependent on our own loss experience and the general premium requirements of our insurers. We cannot be certain that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for all the below-mentioned coverages, some of which have increased in recent years, and we may increase our self-insurance levels further in the future to mitigate premium increases. We do not carry coverage related to loss of earnings or revenues from our ships or other operations.

II.	Protection and Indemnity (“P&I”) Coverages

Third-party liabilities, principally for crew medical and crew and guest injury claims, in connection with our cruise activities are covered by our P&I clubs, which are mutual indemnity associations owned by ship owners. We are members of the Standard Steamship Owners’ Protection and Indemnity Association (Europe) Ltd. and The Steamship Mutual Underwriting Association (Bermuda) Limited P&I clubs. The P&I clubs in which we participate are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through reinsurance markets, a large portion of the world’s shipping fleets. Coverages are subject to the P&I clubs’ rules and the limits of coverage are determined by the IG. P&I coverage includes legal, statutory or pre-approved contract liabilities and other expenses related to crew, guests and other third parties. This coverage also includes shipwreck removal, pollution and damage to third party property.

III.	Hull and Machinery Insurance

We maintain insurance on the hull and machinery of each of our ships for reasonable amounts as determined by management. The coverage for hull and machinery is provided by international marine insurers. Most insurers make it a condition for insurance coverage that a ship be certified as “in class” by a classification society that is a member of the International Association of Classification Societies (“IACS”). All of our ships have been certified within the last twelve months to be in class by an IACS member.

IV.	War Risk Insurance

We maintain war risk insurance coverage for legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist incidents. Items excluded from this coverage are claims arising from chemical, nuclear and biological attacks. Our primary war risk insurance coverage is provided by international marine insurers, with excess war risk insurance provided by our two P&I clubs. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, insurers can give seven days notice to the insured that the liability and physical damage policies can be cancelled. However, the policy can be reinstated at different premium rates. This gives insurers the ability to increase our premiums following events that they determine have increased their risk.

V.	Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our tour business, shoreside operations and port facilities. We also maintain workers compensation, employee health, directors and officers liability and other insurance coverages.

F.	Trademarks and Other Intellectual Property

We own and have registered or licensed, numerous trademarks and domain names, which we believe are widely recognized throughout the world and have considerable value. These intangible assets enable us to distinguish our cruise products, ships and programs from those of our competitors. Our trademarks include the trade names of our cruise brands, each of which we believe is a widely-recognized brand in the cruise vacation industry, as well as our ship names and a wide variety of cruise services and products. We have entered into licenses, including a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruising and related activities. We also have a license to use the “Love Boat” name and related marks. See Note 10, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Asset Impairments” in Exhibit 13 to this Form 10-K for additional discussion of our trademarks.

G.	Taxation

I.	U.S. Federal Income Tax

We are primarily foreign corporations engaged in the business of operating passenger vessels in international transportation. We also own and operate, among other businesses, the hotel, tour and transportation business of Holland America Princess Alaska Tours through U.S. corporations.

Our U.S. passenger vessel business and certain ship-owning subsidiaries are engaged in a trade or business within the U.S. Depending on the itinerary of any particular vessel, that vessel may generate income from sources within the U.S. We believe that under Section 883 of the Internal Revenue Code and applicable income tax treaties, our U.S. source income and the income of our ship-owning subsidiaries, to the extent derived from, or incidental to, the international operation of a ship or ships, is currently exempt from U.S. federal income tax for purposes of this section. Regulations under Section 883 list items that the Internal Revenue Service (“IRS”) does not consider to be incidental to ship operations. Among the items identified as not incidental are income from the sale of air transportation, transfers, shore excursions and pre-and post-cruise land packages to the extent earned from sources within the U.S.

Our domestic U.S. operations, principally the hotel, tour and transportation business of Holland America Princess Alaska Tours, are subject to normal state and federal income taxation in the U.S.

a.	Application of Section 883 of the Internal Revenue Code

In general, under Section 883, certain non-U.S. corporations are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide, in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. and (ii) the foreign corporation meets a defined publicly-traded test. In addition, to the extent a foreign corporation’s stock is owned by a direct or indirect parent corporation which itself meets the publicly-traded test, then such subsidiary will be deemed owned by individuals resident in the country of incorporation of such parent corporation and the subsidiary will satisfy the applicable stock ownership requirements in lieu of the publicly-traded test.

We believe that Panama is an equivalent exemption jurisdiction and Carnival Corporation currently qualifies as a publicly-traded corporation under the regulations and substantially all of its income, with the exceptions noted above under “U.S. Federal Income Tax,” is and will continue to be exempt from U.S. federal income taxes. If, in the future, Panama no longer qualified as an equivalent exemption jurisdiction or Carnival Corporation were to fail to qualify as a publicly-traded corporation, it and all of its ship-owning or operating subsidiaries that rely on Section 883 to exempt cruise operations income would be subject to U.S. federal income tax on their U.S. source cruise operation income. In such event, the net income of Carnival Corporation’s ship-owning or operating subsidiaries would be materially reduced.

Although the above represents our interpretation of this Internal Revenue Code provision and the U.S. Treasury regulations, the IRS’s interpretation of these provisions could differ materially. In addition, provisions of the Internal Revenue Code, including Section 883, are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares or with respect to the identity, residence, or holdings of Carnival Corporation’s direct or indirect shareholders that could affect Carnival Corporation’s and its subsidiaries’ eligibility for the Section 883 exemption. Accordingly, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries whose tax exemption is based on Section 883 could lose this exemption. If Carnival Corporation and/or its ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, Carnival Corporation and/or its ship-owning or operating subsidiaries would be subject to U.S. federal income and branch taxation on a portion of its income resulting in higher than normal tax rates.

b.	Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its UK and Italian resident subsidiaries currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. There is, however, no authority that directly addresses the effect, if any, of DLC arrangements on the availability of benefits under the treaties and, consequently, the matter is not free from doubt. These treaties may be revoked by either applicable country, replaced or modified with new agreements that treat income from international operation of ships differently than the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties, or if the existing treaties are revoked, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for exemption under Section 883, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income.

c.	Taxation in the Absence of an Exemption under Section 883 or any Applicable U.S. Income Tax Treaty

Shipping income that is attributable to transportation of passengers which begins and ends in foreign countries without stopping in the U.S. is considered to be 100% derived from foreign sources. Shipping income that is attributable to the transportation of passengers which begins and ends in the U.S. without stopping at an intermediate foreign port is considered to be 100% derived from U.S. sources.

Shipping income that is attributable to transportation of passengers which begins or ends in the U.S. is considered to be 50% derived from U.S. sources. The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a U.S. port, but that calls on more than one foreign port, will derive U.S. source income only from 50% of the first and last legs of the cruise. Because there are no regulations or other IRS interpretations of these rules, the applicability of the transportation income source rules to these cruises is not free from doubt.

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

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) have all elected to enter the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation tax on profit calculated by reference to the net tonnage of qualifying vessels. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

For a company to be eligible for the regime, it must be subject to UK corporation tax and, among other matters, operate qualifying ships that are strategically and commercially managed in the UK. There is also a seafarer training requirement to which the UK tonnage tax companies are subject.

Our UK non-shipping activities that do not qualify under the UK tonnage tax regime, which are not currently or forecasted to be significant, remain subject to normal UK corporation tax. Dividends from subsidiaries doing business outside the UK, when distributed to Carnival plc, are generally exempt from UK corporation tax.

P&O Cruises (Australia) is a division of Carnival plc, and the shipping profit income from this operation is subject to UK tonnage tax as discussed above. Substantially all of this operation’s income is exempt from Australian corporation taxes by virtue of the UK/Australian income tax treaty.

III.	Italian, German, Portuguese and Spanish Income Tax

Carnival plc’s German and Spanish brands, AIDA and Ibero, are both divisions of Costa. Effective through fiscal 2014, Costa is entered into the Italian Tonnage Tax regime, which was initially granted for ten years in 2004. Upon its expiration, Costa intends to reapply for another ten year period. This regime taxes Costa’s, AIDA’s and Ibero’s shipping profits, as defined, which are substantially all of their incomes, calculated by reference to the net tonnage of their qualifying vessels.

Most of Costa’s and AIDA’s income not considered to be shipping profits for Italian Tonnage Tax purposes, will be taxed under the Italian tax regime for Costa’s and AIDA’s Italian-registered ships. The majority of AIDA’s profits are exempt from German corporation taxes by virtue of the Italy/Germany income tax treaty.

All of Ibero’s vessels are registered in Portugal. Provided certain local employment requirements are satisfied, most of Ibero’s income not considered to be shipping profits for Italian Tonnage Tax purposes will be exempt from Portuguese income tax through 2011, and thereafter will be subject to a favorable Portuguese income tax regime at a lower than normal tax rate through 2020. Ibero’s Spanish operations are minimal and, therefore, its Spanish income taxes are minimal.

IV.	U.S. State Income Tax

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

•	General economic and business conditions may adversely impact consumer demand for vacations and, consequently, reduce our cruise brands’ net revenue yields and profitability.

Demand for cruises is in part dependent on the underlying perceived or actual economic strength of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as higher fuel prices and healthcare costs, higher unemployment and underemployment rates, higher interest rates, increasing taxation, stock, real estate and other market declines and volatility, declines in income levels, more restrictive credit markets, and changes in governmental policies, could reduce our potential vacationers’ discretionary incomes, net worth or their consumer confidence in the countries from which we source our guests. Consequently this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business. Decreases in discretionary income or consumer confidence could also result in lower onboard revenues, which could also have a negative effect on our profitability.

•	Fluctuations in foreign currency exchange rates could adversely affect our financial results.

We earn revenues, pay expenses, purchase and own assets, and incur liabilities in currencies other than the U.S. dollar, most importantly the euro, sterling, Australian dollar and Canadian dollar. We derived approximately 54%, 52% and 50% of our revenues from passengers sourced from countries outside of the U.S. in fiscal 2010, 2009 and 2008, respectively. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We also report currency transactions in the functional currencies of our reporting units. Therefore, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against our other major currencies, will adversely affect our U.S. dollar financial results.

•

The international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel could adversely affect the demand for cruises and could harm our future sales and profitability.

Demand for cruises and other vacation options has been and is expected to continue to be affected by the public’s attitude towards the safety and security of travel. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, drug-related violence in Mexico, pirate attacks and vessel seizures off the coast of Africa, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past, and may have an adverse impact in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

•	We may lose business to competitors throughout the vacation market, which could adversely affect our operations and financial condition.

We face significant competition from other cruise brands, on the basis of cruise pricing, the types and size of ships, services and destinations being offered to cruise guests. We try to differentiate ourselves from our cruise competitors by offering a wide variety of itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. In addition, we may choose to enhance our older ships with innovative amenities and improvements in order for those ships to be more competitive with other cruise ships. During the winter season ships that operate in the Caribbean face increased competition as our brands, as well as our competitors, redeploy vessels to the Caribbean, which results in a seasonal increase in capacity that may adversely impact our profitability.

In addition, we operate in the vacation market and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to vacation operators that provide other travel and leisure options, including, but not limited to, hotels, resorts, theme parks, organized tours, land-based casino operators and vacation ownership properties. We believe that our land-based vacation competitors’ operating costs are less affected by fuel price increases than cruise companies. Accordingly, fuel price increases may adversely impact cruise companies more than their land-based competitors.

In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our results of operations and financial condition could be adversely affected.

•

Overcapacity in the cruise ship or land-based vacation industries could have a negative impact on our net revenue yields and increase operating costs, thus resulting in ship, goodwill and trademark asset impairments, all of which could adversely affect profitability.

Cruising capacity has grown in recent years and we expect it to continue to increase over the next three years as most of the major cruise vacation companies are expected to introduce new ships. In order to fill new capacity, the cruise vacation industry will probably need to increase its share of the overall vacation market. Also, the increasingly large size of ships may adversely impact the industry’s ability to fill their ships at prices that meet their expectations. The overall vacation market may also face increases in land-based vacation capacity, which may impact us as well. Failure to increase our share of the overall vacation market is one of a number of factors that could have a negative impact on our net revenue yields. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive costs and, therefore, increase our shipboard operating costs.

•

Accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters, and other incidents affecting the health, safety, security and satisfaction of guests and crew could have an adverse effect on our sales and profitability.

The operation of cruise ships, hotels, land tours, port facilities and shore excursions involve the risk of accidents, including those caused by the improper operation of our ships, motorcoaches and trains, guest and crew illnesses such as from the spread of contagious diseases, mechanical failures, fires, collisions, groundings, navigational errors, oil spills and other environmental mishaps, and other incidents at sea or while in port or on land, which may cause injury and death, or the alteration of itineraries or cancellation of a cruise or series of cruises or tours. Our ships have been involved in accidents and other incidents in the past. We may experience similar incidents in the future. These types of incidents may bring into question guest and crew health, safety, security and satisfaction, and thereby adversely affect our sales and profitability and may also result in litigation against us and increased governmental or other regulatory oversight.

In particular, our ability to effectively and efficiently operate shipboard and shoreside activities may be impacted by widespread public health issues/illnesses or health scares resulting in, among other things, reduced demand for cruises and cruise cancellations and employee absenteeism that could have an adverse affect on our sales and profitability. For example, a severe outbreak of the flu virus or some other pandemic could, among other things, disrupt our ability to embark/disembark passengers and crew, disrupt air travel to and from ports, increase costs for prevention and treatment and adversely affect our supply chain. This could also adversely impact cruise demand in areas unaffected by such an outbreak.

Our cruise ships, hotels, land tours, port facilities, shore excursions and other service providers may be impacted by adverse weather patterns or natural disasters, such as hurricanes, earthquakes, tornados and volcanic eruptions. These events could result in, among other things, increased port related and other costs. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors, which would have an adverse effect on our sales and profitability.

The frequency of extreme weather events such as hurricanes and floods, which may be caused by climate change, may not only cause disruption, alteration, or cancellation of cruises, but may also adversely impact commercial airline flights, other transport and shore excursion activities or prevent our guests from electing to cruise altogether. Such extreme weather events may also disrupt the supply of provisions, fuel and shore power and may limit our ability to safely embark and disembark guests in ports. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock our ships and could cause sea/motion sickness among guests and crew. These events could have an adverse impact on the safety and guest satisfaction of cruising, and could also have an adverse impact on revenues and costs, all of which would lead to lower profitability. Finally, these extreme weather conditions could cause property damage to our ships, port facilities and other assets and impact our ability to obtain insurance coverage for operations in such areas.

Furthermore, some of the same factors that impact our guests’ decisions to cruise with us may also impact our ability to employ qualified crew.

•

Adverse publicity concerning the cruise industry in general, or us in particular, including any adverse impact that cruising may have on the marine environment, could impact the demand for cruises, affect our reputation and harm our future sales and profitability.

Maintaining a good reputation is critical to our business. Reports, whether true or not, of ship accidents and other incidents at sea or while in port, including missing guests, inappropriate crew and guest behavior, crimes, crew and guest illnesses such as incidents of stomach flu, parasitic outbreaks or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, and a negative perception regarding the safety and satisfaction of our guests. In addition, publicity regarding the adverse environmental impact of cruise ships on the environment, including marine life, could diminish our reputation. Anything that damages our reputation, whether or not justified, could have an adverse impact on demand, which could lead to price discounting and a reduction in our sales and profitability.

•	Changes in and compliance with environmental laws and regulations could adversely affect our operations and thus impact our profitability.

Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise industry and its environmental impact. The U.S. Congress, U.S. states, the IMO, the EPA and others periodically consider new laws and regulations to manage cruise ship discharges. In addition, various U.S. state regulatory agencies and European regulatory organizations have enacted or are considering new regulations or policies, such as requirements to use lower sulfur content fuels and stricter emission limits to reduce GHG effects, which could adversely impact the cruise and other industries. See Part I, Item 1. Business. B. “Cruise Operations—Governmental Regulations—Maritime Regulations” for additional information regarding these risks.

The IMO has amended the MARPOL Annex VI regulations to reduce harmful emissions from ships. As described in “Maritime Environmental Regulations” as referenced above, these changes will result in reductions in ship sulfur oxide emissions by requiring progressive reductions in the sulfur content in fuel. These limits will be further reduced in designated ECAs, including ECAs that have been or could be proposed in other prime cruising areas, such as around Australia, the Mediterranean Sea, Mexico, Puerto Rico and USVI. As a result of these amendments, low sulfur fuel may be less available because of increased demand, and the cost of such fuel may increase. If utilized, new sulfur emissions abatement technologies may also increase costs. The increase in fuel prices impacts not only our fuel costs, but also some of our other expenses, such as crew and guest travel, freight, and commodity prices, and may have an adverse impact on our profitability.

Initiatives to limit GHG emissions have been introduced or are being considered in several European countries. Similarly, numerous other bills related to climate change have been introduced in the U.S. Congress, which could adversely impact all industries. While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming, and that they may significantly impact our costs, including, among other things, increasing fuel prices, including new taxes on bunker fuel, establishing costly emissions trading schemes and increasing newbuild and operational costs. The impact of any such future legislation is not determinable at this time.

Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or vessel discharges, including ballast water and waste disposal, could materially increase our cost of compliance or otherwise adversely affect our business, results of operations and financial condition.

•

Changes in and compliance with laws and regulations relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which we operate could increase our costs.

We are subject to various international, national, state and local laws, regulations, treaties and employee union agreements related to, among other things, persons with disabilities, employment, health, safety and security. We believe that relevant government authorities in the U.S., Europe and elsewhere will continue to focus on these areas. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, due to increasing regulatory requirements applicable to our operations, appropriate training of crewmembers may become more time-consuming and may increase our operating costs.

The governing bodies, such as the U.S. Department of Justice, U.S. Department of Transportation and the EU, who promulgate the laws and regulations related to persons with disabilities, such as the American with Disabilities Act and the European Union’s Passenger Rights Proposal, have each recently been considering whether the cruise industry’s existing practices and physical facilities are sufficient to meet the needs of cruise passengers with disabilities. Although we have made improvements to our practices and physical facilities to enhance the onboard experience of our guests with disabilities, the adoption of new laws, regulations or compliance agreements could require further enhancements to our ships and increases in our operating expenses.

In March 2010, the Patient Protection & Affordable Care Act was signed into law in the U.S. The effective dates of various provisions range from the date of enactment through 2018. The most significant impact on our operations will be the requirement to provide medical coverage to U.S. citizens working onboard our foreign flag ships starting in 2014. The impact of implementing the provision of this act is not expected to be significant.

•	Changes in income tax laws and regulations and income tax treaties may adversely affect the taxation of our shipping income and our profitability.

We believe that substantially all of the income earned by Carnival Corporation and Carnival plc and each of their subsidiaries qualifies for taxation based on vessel tonnage, is exempt or is subject to minimal taxes in the jurisdictions where the entities are incorporated. If we did not qualify for tonnage tax, exemption or minimal taxes or if the laws that provide for these tax systems were changed, we would have significantly higher income tax expense. For example, the state of Alaska instituted income taxes in 2007, which directly impacted the cruise industry operating in Alaska. As budgetary constraints continue to adversely impact the jurisdictions in which we operate, increases in income tax regulations affecting our operations may be imposed.

We are subject to the continual examination of our income tax returns by tax authorities in the jurisdictions where we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcome from these examinations will not adversely affect our net income.

We continue to monitor global administrative, legislative and judicial tax related developments and evaluate a variety of possible courses of action based upon such developments. However, there is no assurance that such actions, if taken, will successfully mitigate adverse income tax consequences.

See Part I, Item 1. Business. G. “Taxation” for additional discussion of tax risks.

•	We are subject to many economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs and could harm future sales and profitability.

Some of our operating costs, including fuel, food, payroll, port costs, security and other commodity-based items are subject to increases because of market forces, economic or political instability or decisions beyond our control. In addition, interest rates, currency exchange rate fluctuations and our ability to obtain debt or equity financing are dependent on many economic, market and political factors. Increases in operating and financing costs could adversely affect our results because we may not be able to recover these increased costs through price increases charged to our guests and such increases may adversely impact our liquidity and credit ratings.

Economic, market and political conditions in certain parts of the world, including fuel demand and supply disruptions and related infrastructure needs, make it difficult to predict the price and availability of fuel in the future. Future increases in the global price of fuel would increase the cost of our cruise ship operations. We may be unable to implement additional fuel conservation initiatives and other best practices or increase ticket prices and collect fuel supplements, which would help to fully or partially offset these fuel price increases.

It is possible that jurisdictions or ports of call that we regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically targeted to the cruise industry, its employees and guests, including value added taxes on cruise tickets and onboard revenues and changes in the scope of income that is includable within tonnage tax regimes, which could increase our operating costs and could decrease the demand for cruises and ultimately decrease our net revenue yields and net income. For example, Spain recently imposed a value-added tax on the sale of certain onboard goods and services.

•

Our ability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations could reduce our profitability. In addition, we may incur increases in our repairs and maintenance expenses and refurbishment costs as our fleet ages.

The construction, repair, maintenance and refurbishment of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, repair, maintenance and refurbishment projects, which could cause delays and cost overruns in completing such work. As our fleet ages, our repair and maintenance expenses will increase, such as the required 25 year survey which is more exhaustive and thus may require additional repair and maintenance work to be performed. In addition, work stoppages, insolvencies or other financial difficulties at the shipyards and their subcontractors and suppliers who build, repair, maintain or refurbish our ships could also delay or prevent the delivery of our ships under construction and prevent or delay the completion of the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability. However, the impact from a delay in delivery of our newbuilds is expected to be partially mitigated by contractual provisions and bank guarantees that we require shipyards to provide to us. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard voluntary capacity reductions or insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Finally, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability.

Also, the European shipyards that build our ships are currently eligible to benefit from governmental subsidies that support innovation, development, employment and export credit financing through 2011. Recently, the EC launched a review of the state aid programs to the shipbuilding sector, which, if terminated, could result in, among other things, higher future construction and financing costs.

As of November 30, 2010, we had entered into foreign currency forwards and options to fix a portion of the cost in U.S. dollars of two of our euro-denominated shipbuilding contracts. If the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency forwards and options related to the shipyard’s shipbuilding contracts would still have to be honored. This might require us to realize a loss on existing foreign currency forwards and options without an offsetting gain on our foreign currency denominated shipbuilding contracts, thus resulting in an adverse effect on our financial results. As all of our newbuilds are being built by European shipyards and substantially all our newbuild costs are priced in euros, the ability to purchase ships for our North America and UK brands at favorable U.S. dollar and sterling prices, respectively, is adversely impacted as a result of the weaker U.S. dollar and weaker sterling compared to the euro. This can result in higher newbuild costs and reduced profitability for our North America and UK brands. Finally, the prices of various commodities that are used in the construction of ships, such as steel, can be subject to volatile price changes and, accordingly, the cost of future newbuilds may increase, which could have an adverse impact on our profitability.

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

We believe that our cruise brands have contributed significantly to the success of our business and that maintaining and enhancing our brands is critical to expanding their customer base. In addition, the ability of our brands to successfully target different segments of the various vacation markets in which they operate enables them to continue to expand and strengthen their business. Failure to protect our brands from infringers or to grow the brands could have a material adverse effect on our business and results of operations.

•

Our international operations are subject to additional risks not generally applicable to our U.S. operations and may result in increased costs and risks and adversely affect our financial position and results of operations.

Our international operations are subject to additional risks, including, but not limited to, adverse changes in foreign countries’ political systems, hostility from local populations, restrictions and taxes on the withdrawal of foreign investment and earnings and other payments by subsidiaries, government policies against the cruise, vacation or maritime businesses, local cabotage requirements, investment restrictions or requirements, diminished ability to legally enforce our contractual rights in foreign countries, commercial instability caused by corruption, foreign exchange restrictions and fluctuations in foreign currency exchange rates and changes in and application of foreign taxation structures including value-added taxes, which could have an adverse impact on our profitability.

•	Geographic regions in which we try to expand our business may be slow to develop, and ultimately not develop how we expect, thus resulting in the slower growth of our business.

As we expand our global presence it requires, among other things, investments and start-up costs that we may not recover through future revenues from these markets. In addition, we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion may not produce the returns that we had expected. For instance, in 2006 we entered the Chinese market, which is developing slower than originally expected for a number of reasons.

•

Whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations may adversely impact our financial results. In addition, our counterparties’ abilities to perform may adversely impact us.

Our forecasted cash flow from future operations may be adversely affected by various factors, including, but not limited to, declines in guest demand, increased competition, overcapacity, inadequate liquidity and other issues in the global debt and equity markets, terrorist and pirate attacks and the threats thereof, the impact of the spread of contagious diseases such as flu virus, ship accidents and other incidents, adverse publicity, adverse currency movements, increases in fuel prices and other factors noted under these “Risk Factors.” To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments, from sources other than cash flow from operations, available cash and committed external sources of liquidity, including committed ship and other financings, we will have to secure such financing from export credit agencies, banks and through the offering of debt and equity securities in the public or private markets. There is no guarantee that such financings will be available in the future to fund our future obligations.

Our access to, and the cost of, financing will depend on, among other things, conditions or disruptions in the global financing markets, the availability of sufficient amounts of financing and the maintenance of our investment grade long-term credit ratings. If our long-term credit rating were to be downgraded or assigned a negative outlook, our access to, and the cost of, financing may be negatively impacted.

The ability of our counterparties, primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, to perform may adversely impact us if any of their financial positions weaken materially or they suffer other financial disruptions.

•

Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain is essential to allowing us to profitably operate our business. In addition, reductions in the availability of, and increases in the prices for, the services and products provided by these vendors can adversely impact our net income.

The vast majority of our guests book their cruises through independent travel agents, wholesalers and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Although we believe we offer commissions and other incentives to them for booking our cruises that are comparable to those offered by others in the cruise industry, there can be no guarantee that our competitors will not offer higher commissions and incentives in the future, and thus adversely impact our business. Significant disruptions, contractions or consolidations to our travel agent distribution system, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown, could have an adverse effect on our sales and related commission costs.

Some of our guests depend on scheduled or chartered commercial airline services to transport them to or from the port cities where our cruises embark and disembark. Changes or disruptions in commercial or chartered airline services as a result of strikes, financial instability or viability, adverse weather conditions, airport delays or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests to or from our cruise ships and increase our cost of sales which would, in turn, have an adverse effect on our results of operations. In addition, increases in the prices of airfares would increase the overall vacation price to our guests and may adversely affect demand for our cruises.

Economic downturns may impact the financial viability of other key vendors in our supply chain and the interruption in the services or goods we purchase from them could adversely impact our operations and profitability.

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

We may also be subject to additional premium costs in amounts based not only on our own claim records but also on the claim records of all other members of the P&I associations through which we receive indemnity coverage for tort liability. If we or other members of our P&I associations were to sustain significant losses in the future, our ability to obtain insurance coverage at commercially reasonable rates could be materially adversely affected. Finally, if other marine insurers experience more claims it could result in additional premium costs for us.

•	Disruptions and other damages to our information technology and other networks and operations and breaches in data security could result in decreases in our net income.

Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively depends in part on the reliability of our sophisticated information technology (“IT”) and other networks. We use software, IT, communications and other systems to, among other things, manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Disruptions or damage to these computer and other systems or unauthorized access to confidential customer or employee personal information could adversely impact our guest services and guest satisfaction, employee relationships, reputation and guests demand and could result in increased costs and lower demand and pricing for our cruises. In addition, the operation, maintenance and updating of these networks is in some cases dependent on third-party technologies, systems and services for which there is no certainty of uninterrupted availability. While we have invested and continue to invest in IT and other security initiatives and disaster recovery plans, these measures cannot completely insulate us from IT and other disruptions that could result in adverse effects on our operations and profitability.

•	The loss of key personnel or our ability to recruit or retain qualified personnel could adversely affect our results of operations.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is dependent upon our personnel and our ability to recruit and train high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any of our key management could have a material adverse effect on our business.

The leadership of our Chairman and Chief Executive Officer, Mr. Arison, and our Vice-Chairman and Chief Operating Officer, Mr. Frank, and other executive and senior officers has been a critical element of our success. The death or disability of Mr. Arison or Mr. Frank or other extended or permanent loss of their services, or any negative market or industry perception with respect to them or arising from their loss, could have an adverse effect on our business. Our other executive and senior officers and other members of management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering members of our executive and senior management. We do not have employment agreements with substantially all of our officers.

•	Union disputes and other employee relation issues could adversely affect our financial results.

Some of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships in the future. We may also be subject to work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages, or potential work stoppages, could have a material adverse effect on our financial results.

•	Lack of continuing availability of attractive, convenient and safe port destinations could adversely affect our net revenue yields and net income.

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

•

The DLC structure involves risks not associated with the more common ways of combining the operations of two companies and these risks may have an adverse effect on the economic performance of the companies and their respective share prices.

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

•

A small group of shareholders collectively owned, as of January 14, 2011, approximately 27% of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

As of January 14, 2011 a group of shareholders, consisting of some members of the Arison family, including Micky Arison, and trusts established for their benefit, beneficially owned approximately 35% of the outstanding common stock of Carnival Corporation, which shares represent sufficient shares entitled to constitute a quorum at shareholder meetings and to cast approximately 27% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least to influence substantially, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

•	Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

Carnival Corporation’s corporate affairs are governed by its Third Amended and Restated Articles of Incorporation (“Articles”) and Third Amended and Restated By-Laws (“By-Laws”) and by the laws of Panama. Carnival plc is governed by its Articles of Association and by the laws of England and Wales. The contracts that control the relationship between Carnival Corporation and Carnival plc under the DLC are governed by the laws of Panama, the Isle of Man and the Cayman Islands. The laws of Panama, England and Wales, the Isle of Man and the Cayman Islands may differ in some respects from the laws in the U.S.

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

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant stock exchange rules, we expressly disclaim any obligation to disseminate, after the date of this Form 10-K, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of January 31, 2011, the Carnival Corporation and Carnival plc corporate headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease
Carnival Corporation headquarters and Carnival Cruise Lines	Miami, FL U.S.A.	456,000/24,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	361,000	Lease
Holland America Line, Holland America Princess Alaska Tours	Seattle, WA U.S.A.	252,000	Lease
Costa	Genoa, Italy	217,000/23,000	Own/Lease
P&O Cruises (UK) and Cunard	Southampton, England	150,000	Lease
AIDA	Rostock, Germany	140,000/9,000	Own/Lease
P&O Cruises (Australia)	Sydney, New South Wales, Australia	65,000	Lease
Carnival plc headquarters	London, England	8,000	Lease

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

Our cruise ships and Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays®, respectively, are briefly described in Part I, Item 1. Business. A. “General” and B. “Cruise Operations.” The hotel properties owned and operated by Holland America Princess Alaska Tours are also briefly described in Part I, Item 1. Business. A. “General.”

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrants

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

The table below sets forth the name, age, years of service and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

Name	Age	Years of Service(a)	Title
Micky Arison	61	39	Chairman of the Board of Directors and Chief Executive Officer
David Bernstein	53	12	Senior Vice President and Chief Financial Officer
Alan B. Buckelew	62	33	President and Chief Executive Officer of Princess
Gerald R. Cahill	59	16	President and Chief Executive Officer of Carnival Cruise Lines
David Dingle	53	32	Chief Executive Officer of Carnival UK
Pier Luigi Foschi	64	13	Chairman and Chief Executive Officer of Costa Crociere, S.p.A. and Director
Howard S. Frank	69	21	Vice Chairman of the Board of Directors and Chief Operating Officer
Larry Freedman	59	12	Chief Accounting Officer and Vice President-Controller
Stein Kruse	52	11	President and Chief Executive Officer of Holland America Line
Arnaldo Perez	50	18	Senior Vice President, General Counsel and Secretary

(a)	Years of service with us or Carnival plc predecessor companies.

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

Gerald R. Cahill has been President and Chief Executive Officer of Carnival Cruise Lines since July 2007. From December 2003 to June 2007, he was Executive Vice President and Chief Financial and Accounting Officer. From January 1998 to November 2003, he was Senior Vice President Finance, Chief Financial and Accounting Officer.

David Dingle has been Chief Executive Officer of Carnival UK, whose brands include P&O Cruises (UK) and Cunard, since June 2007. In addition, he has also been Chairman of the Carnival plc Management Committee with responsibility for P&O Cruises (Australia) since June 2007. From April 2003 to June 2007, he was Managing Director of Carnival UK and P&O Cruises (UK). From June 2000 to April 2003, he was Managing Director of P&O Cruises (UK).

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

Larry Freedman has been Chief Accounting Officer since July 2007 and Vice President-Controller since April 1998. From April 1998 to June 2007, Mr. Freedman was also Vice President-Finance.

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

Carnival Corporation and Carnival plc declared quarterly cash dividends on all of their common stock and ordinary shares as follows (no dividends were declared in fiscal 2009):

	Quarters Ended
	February 28	May 31	August 31	November 30
2011	$0.25
2010	$0.10	$0.10	$0.10	$0.10

All dividends for both Carnival Corporation and Carnival plc are declared in U.S. dollars. If declared, holders of Carnival Corporation common stock and Carnival plc American Depository Shares receive a dividend payable in U.S. dollars. The dividends payable for Carnival plc ordinary shares are payable in sterling unless the shareholders elect to receive the dividends in U.S. dollars. Dividends payable in sterling will be converted from U.S. dollars into sterling at the U.S. dollar to sterling exchange rate quoted by the Bank of England in London at 12:00 p.m. on the next combined U.S. and UK business day that follows the quarter end.

Maintenance of a strong balance sheet enhances our financial flexibility and allows us to return free cash flow to shareholders. We believe preserving liquidity is a prudent step to take both during certain and uncertain times to achieve this objective. Accordingly in October 2008 at the height of the financial crisis, the Boards of Directors voted to suspend our quarterly dividend beginning March 2009. However, at the January 2010 Boards of Directors meetings it was decided to reinstate our March 2010 quarterly dividend at $0.10 per share. At the January 2011 Boards of Directors meetings it was decided to increase the March 2011 quarterly dividend to $0.25 per share.

The payment and amount of any future dividend is within the discretion of the Boards of Directors. Our dividends were and will be based on a number of factors, including our earnings, liquidity position, financial condition, tone of business, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that Carnival Corporation and Carnival plc will continue their dividend in the future, and if so, the amount and timing of such future dividends are not determinable and may be different than the levels and have a different timing than are disclosed above. However, as previously discussed, since we have slowed down the pace of our newbuilding program, we currently believe this will lead to increasing free cash flows in 2011 and beyond.

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

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million general repurchase authorization back to $1 billion (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During 2010 and 2009, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the “Stock Swap” programs described below.

At January 31, 2011, the remaining availability under the Repurchase Program was $787 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2011 annual general meeting, or October 12, 2011.

II.	“Stock Swap” Programs

We use the “Stock Swap” programs in situations where we can obtain an economic benefit because either Carnival Corporation common stock or Carnival plc ordinary shares are trading at a price that is at a premium or discount to the price of Carnival plc ordinary shares or Carnival Corporation common stock, as the case may be. This economic benefit is used for general corporate purposes, which could include repurchasing additional treasury stock under the Repurchase Program.

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell Carnival Corporation common stock through a sales agent, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. In such an offering, Carnival Corporation may issue and sell up to 19.2 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by a sales agent. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, and with a sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis. In the offering, Carnival Corporation or Carnival Investments Limited may sell up to 31.5 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by a sales agent. Any sales of Carnival plc shares have been or will be registered under the Securities Act.

Under the “Stock Swap” program, from December 1, 2009 through November 30, 2010 Carnival Investments Limited sold 14.8 million shares of Carnival plc ordinary shares, at an average price of $37.22 per share for gross proceeds of $549 million and paid a sales agent fees of $4 million and paid other expenses of $275 thousand for total net proceeds of $545 million. Substantially all of the net proceeds of these sales were used to purchase 14.8 million shares of Carnival Corporation common stock. During the year ended November 30, 2010, no Carnival Corporation common stock was sold and no Carnival plc ordinary shares were repurchased under the “Stock Swap” program.

The purchases of Carnival Corporation common stock during the three months ended November 30, 2010 pursuant to the “Stock Swap” program were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program
September 1, 2010 through September 30, 2010	325,000	$31.04	4,445,000
October 1, 2010 through October 31, 2010	—	—	31,491,194
November 1, 2010 through November 30, 2010	—	—	31,491,194

	325,000	$31.04

Item 6.	Selected Financial Data.

The information required by Item 6. Selected Financial Data, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 31, 2011, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2010, that they are effective as described above.

B. Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2010.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2010 as stated in their report which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officers, including the chief financial officer, chief accounting officer and controller and other persons performing similar functions. Our code of ethics applies to all our other employees as well. This code of ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the addresses specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2010 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2010 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.	Securities Authorized for Issuance under Equity Compensation Plans

I.	Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	12,135,802	(a)	$44.51	26,206,955	(b)(c)
Equity compensation plans not approved by security holders	—		—	—

	12,135,802		$44.51	26,206,955

(a)	Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Cruise Lines, Inc. 1987 Stock Option Plan, Carnival Corporation 1992 Stock Option Plan, Carnival Corporation 2002 Stock Plan, Carnival Corporation 1993 Outside Directors’ Stock Option Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 1,902,108 restricted share units outstanding under the Carnival Corporation 2002 Stock Plan and 25,779 restricted share units outstanding under the Carnival Corporation 2001 Outside Director Stock Plan.

(b)	Includes Carnival Corporation common stock available for issuance as of November 30, 2010 as follows: 2,471,568 under the Carnival Corporation Employee Stock Purchase Plan, which includes 20,139 shares subject to purchase during the current purchase period, 23,192,761 under the Carnival Corporation 2002 Stock Plan and 542,626 under the Carnival Corporation 2001 Outside Director Stock Plan.

(c)	In addition to options, the Carnival Corporation 2002 Stock Plan and the Carnival Corporation 2001 Outside Director Stock Plan provide for the award of restricted shares and restricted share units without limitation on the number of shares than can be awarded in either form.

II.	Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	3,410,847	(b)	$41.46	15,191,613	(c)
Equity compensation plans not approved by security holders	—		—	—

	3,410,847		$41.46	15,191,613

(a)	Converted from sterling, if applicable, using the November 30, 2010 exchange rate of $1.56:£1.

(b)	Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 898,914 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.

(c)	In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2010 fiscal year.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence and Principal Accounting Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2010 fiscal year.

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

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 31, 2011	January 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 31, 2011	January 31, 2011

/s/ Howard S. Frank	/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors and Chief Operating Officer	Vice Chairman of the Board of Directors and Chief Operating Officer

January 31, 2011	January 31, 2011

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

January 31, 2011	January 31, 2011

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman	Larry Freedman
Chief Accounting Officer	Chief Accounting Officer

January 31, 2011	January 31, 2011

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director

January 31, 2011	January 31, 2011

/s/*Robert H. Dickinson	/s/*Robert H. Dickinson
Robert H. Dickinson	Robert H. Dickinson
Director	Director

January 31, 2011	January 31, 2011

/s/*Arnold W. Donald	/s/*Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
Director	Director

January 31, 2011	January 31, 2011

/s/*Pier Luigi Foschi	/s/*Pier Luigi Foschi
Pier Luigi Foschi	Pier Luigi Foschi
Director	Director

January 31, 2011	January 31, 2011

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director

January 31, 2011	January 31, 2011

/s/*Modesto A. Maidique	/s/*Modesto A. Maidique
Modesto A. Maidique	Modesto A. Maidique
Director	Director

January 31, 2011	January 31, 2011

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director

January 31, 2011	January 31, 2011

/s/*Peter G. Ratcliffe	/s/*Peter G. Ratcliffe
Peter G. Ratcliffe	Peter G. Ratcliffe
Director	Director

January 31, 2011	January 31, 2011

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director

January 31, 2011	January 31, 2011

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director

January 31, 2011	January 31, 2011

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director

January 31, 2011	January 31, 2011

/s/*Uzi Zucker	/s/*Uzi Zucker
Uzi Zucker	Uzi Zucker
Director	Director

January 31, 2011	January 31, 2011

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)

January 31, 2011	January 31, 2011

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Underwriting agreements

1.1	ATM Equity OfferingSM Sales Agreement, dated as of October 31, 2008, between Carnival Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	99.2	10/31/08

1.2	Form of Selling Agreement among Carnival Investments Limited, Carnival Corporation, Carnival plc and Merrill Lynch International.	S-3	1.1	7/2/09

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 21, 2011 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	8/31/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	8/31/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities.	S-3	4.5	6/13/01

4.12	Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.13	Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	11/30/03

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	8/31/07

10.2*	Amendment to the Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.2	11/30/03

10.3	Facilities Agreement dated October 21, 2005, between Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland as facilities agent and a syndicate of financial institutions.	10-K	10.3	11/30/05

10.4*	Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.4	11/30/97

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.5*	Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.	10-K	10.5	11/30/98

10.6*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	11/30/97

10.7*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	2/28/07

10.8*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	11/30/90

10.9*	Executive Long-term Compensation Agreement, dated as of January 16, 1998, between Robert H. Dickinson and Carnival Corporation.	10-K	10.2	11/30/97

10.10*	Consulting Agreement/ Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.11*	First Amendment to Consulting Agreement/ Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	11/30/92

10.12*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	5/31/08

10.13*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	5/31/08

10.14*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	2/28/09

10.15*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	11/30/99

10.16*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	11/30/00

10.17*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	11/30/99

10.18*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	2/28/07

10.19*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	11/30/00

10.20*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	11/30/01

10.21*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	2/28/07

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.22*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	5/31/09

10.23*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.3	2/28/09

10.24*	Agreement with Pier Luigi Foschi.	8-K	10.1	9/1/09

10.25	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	5/31/02

10.26*	Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.	10-Q	10.1	8/31/05

10.27*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	2/28/06

10.28*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/03

10.29*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	2/28/03

10.30*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

10.31*	The P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.	20-F	4.10	12/30/01

10.32*	Carnival Cruise Lines Management Incentive Plan.	10-Q	10.1	8/31/08

10.33*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	2/29/04

10.34*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	2/29/04

10.35*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	2/29/04

10.36*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/05

10.37*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	8/31/05

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.38*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.60	11/30/07

10.39*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.61	11/30/07

10.40*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.8	8/31/05

10.41	Deed of Guarantee, dated October 21, 2005, between Carnival Corporation as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.63	11/30/05

10.42	Deed of Guarantee, dated October 21, 2005, between Carnival plc as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.64	11/30/05

10.43*	Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.	10-Q	10.2	2/28/06

10.44*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	2/28/06

10.45*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.67	11/30/07

10.46*	Princess Cruises Chief Executive Officer Supplemental Retirement Plan – 2008 restatement.	10-Q	10.1	2/28/09

10.47*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	2/28/07

10.48*	Amendment to the P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.	10-Q	10.6	2/28/07

10.49*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.4	2/28/09

10.50	Amendment Agreement, dated July 21, 2007, to the Facilities Agreement dated October 21, 2005, by and among Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland, as Facilities Agent, and a syndicate of financial institutions.	10-Q	10.2	8/31/07

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.51*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.52*	Form of Executive Restricted Stock Agreement for Executives with Long-term Compensation Agreements.	10-Q	10.5	2/28/09

10.53*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for Executive Officers.	10-K	10.53	11/30/09

10.54*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	2/29/08

10.55*	Amended and Restated Executive Long-term Compensation Agreement dated January 15, 2008, between Carnival Corporation and Howard S. Frank.	10-Q	10.3	2/29/08

10.56*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.7	2/28/09

10.57*	Amendment to the Carnival Corporation Fun Ship Nonqualified Savings Plan.	10-Q	10.8	2/28/09

10.58*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.9	2/28/09

10.59*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/10

10.60*	Carnival Corporation & plc Stock Ownership Policy for Section 16 Officers.	10-Q	10.2	2/28/10

10.61*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	2/28/10

10.62*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	5/31/10

Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges				X

Annual report to security holders

13	Portions of 2010 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Power of attorney

24	Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2010 joint Annual Report on Form 10-K and any future amendments on their behalf.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file

101**

The financial statements from Carnival Corporation & plc’s joint Annual Report on Form 10-K for the year ended November 30, 2010, as filed with the SEC on January 31, 2011 formatted in XBRL, as follows:

(i) the Consolidated Statements of Income for the years ended November 30, 2010, 2009 and 2008;

(ii) the Consolidated Balance Sheets at November 30, 2010 and 2009;

(iii) the Consolidated Statements of Cash Flows for the years ended November 30, 2010, 2009 and 2008;

(iv) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2010, 2009 and 2008;

and

(v) the notes to the consolidated financial statements, tagged in summary and detail.

X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.