Form 10-Q
period 2011-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2011-04-01
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation	Carnival plc
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)
Republic of Panama	England and Wales
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

59-1562976	98-0357772
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom
(Address of principal executive offices)	(Address of principal executive offices)
(Zip Code)	(Zip Code)

(305) 599-2600	011 44 20 7940 5381
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

None	None
(Former name, former address and former fiscal year, if changed since last report)	(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 25, 2011, Carnival Corporation had outstanding 608,277,176 shares of Common Stock, $.01 par value.	At March 25, 2011, Carnival plc had outstanding 214,681,404 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 608,277,176 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended February 28,
	2011	2010
Revenues
Cruise
Passenger tickets	$2,652	$2,441
Onboard and other	757	729
Tour and other	10	8

	3,419	3,178

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	664	581
Onboard and other	120	113
Payroll and related	411	391
Fuel	450	397
Food	231	212
Other ship operating	510	474
Tour and other	9	14

Total	2,395	2,182
Selling and administrative	422	396
Depreciation and amortization	367	345

	3,184	2,923

Operating Income	235	255

Nonoperating (Expense) Income
Interest income	2	4
Interest expense, net of capitalized interest	(86)	(96)
Other income (expense), net	6	(3)

	(78)	(95)

Income Before Income Taxes	157	160
Income Tax (Expense) Benefit, Net	(5)	15

Net Income	$152	$175

Earnings Per Share
Basic	$0.19	$0.22

Diluted	$0.19	$0.22

Dividends Declared Per Share	$0.25	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	February 28, 2011	November 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$465	$429
Trade and other receivables, net	308	248
Inventories	343	320
Prepaid expenses and other	249	247

Total current assets	1,365	1,244

Property and Equipment, Net	31,225	30,967
Goodwill	3,373	3,320
Other Intangibles	1,335	1,320
Other Assets	667	639

	$37,965	$37,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$679	$740
Current portion of long-term debt	811	613
Accounts payable	516	503
Accrued liabilities and other	1,121	1,094
Customer deposits	2,882	2,805

Total current liabilities	6,009	5,755

Long-Term Debt	7,815	8,011
Other Long-Term Liabilities and Deferred Income	706	693
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 647 shares at 2011 and 646 shares at 2010 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 215 shares at 2011 and 214 shares at 2010 issued	357	355
Additional paid-in capital	8,148	8,094
Retained earnings	17,178	17,224
Accumulated other comprehensive income (loss)	141	(254)
Treasury stock, 39 shares at 2011 and 2010 of Carnival Corporation and 31 shares at 2011 and 2010 of Carnival plc, at cost	(2,395)	(2,394)

Total shareholders’ equity	23,435	23,031

	$37,965	$37,490

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended February 28,
	2011	2010

OPERATING ACTIVITIES
Net income	$152	$175
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	367	345
Share-based compensation	17	15
Other	2	(31)
Changes in operating assets and liabilities
Receivables	(71)	(56)
Inventories	(19)	(12)
Prepaid expenses and other	(4)	(5)
Accounts payable	1	(16)
Accrued and other liabilities	(89)	(24)
Customer deposits	56	5

Net cash provided by operating activities	412	396

INVESTING ACTIVITIES
Additions to property and equipment	(172)	(1,169)
Other, net	14	53

Net cash used in investing activities	(158)	(1,116)

FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(63)	809
Principal repayments of revolvers	(2)	(258)
Proceeds from revolvers	8	84
Principal repayments of other long-term debt	(135)	(218)
Proceeds from issuance of other long-term debt	-	553
Dividends paid	(79)	-
Purchases of treasury stock	-	(59)
Sales of treasury stock	-	62
Other, net	41	3

Net cash (used in) provided by financing activities	(230)	976

Effect of exchange rate changes on cash and cash equivalents	12	(41)

Net increase in cash and cash equivalents	36	215
Cash and cash equivalents at beginning of period	429	538

Cash and cash equivalents at end of period	$465	$753

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

The accompanying Consolidated Balance Sheet at February 28, 2011 and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three months ended February 28, 2011 and 2010 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2010 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

During the fourth quarter of 2010, we changed the classification of our port costs that vary with guest head counts to a gross presentation from a net presentation, which resulted in an increase in passenger ticket revenues and commissions, transportation and other costs. This change had no impact on our operating or net income. We adjusted the three month period ended February 28, 2010 to conform to this new classification. The amount reclassified and now included on a gross basis in passenger ticket revenues and commissions, transportation and other costs was $83 million for the three months ended February 28, 2010.

NOTE 2 – Debt

At February 28, 2011, unsecured short-term borrowings consisted of $637 million of commercial paper and $42 million of euro-denominated bank loans with an aggregate weighted-average interest rate of 0.4%.

In January 2011, the collateral for $313 million of fixed rate export credit facilities was released and, accordingly, this debt is no longer secured.

NOTE 3 – Contingencies

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. However, management believes the ultimate outcome of these claims and lawsuits that are not covered by insurance will not have a material adverse impact on our consolidated financial statements.

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At February 28, 2011, Carnival Corporation had estimated contingent obligations totaling $514 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of February 28, 2011, be responsible for a termination payment of approximately $106 million. In 2017, we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we would incur additional costs, although we estimate that they would be immaterial to our consolidated financial statements. All of the financial institution payment undertakers subject to this

AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $55 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

NOTE 4 – Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in millions):

	Three Months Ended February 28,
	2011	2010

Net income	$152	$175

Items included in other comprehensive income (loss)
Foreign currency translation adjustment	355	(702)
Other	40	(33)

Other comprehensive income (loss)	395	(735)

Total comprehensive income (loss)	$547	$(560)

NOTE 5 – Segment Information

During the fourth quarter of 2010, we began to separate our cruise brand operating segments into three reportable cruise segments in order to provide a better understanding of our business’ performance. These three reportable cruise segments are comprised of our (1) North America cruise brands, (2) Europe, Australia & Asia (“EAA”) cruise brands and (3) Cruise Support. All information for the three month period ended February 28, 2010 has been restated to conform to this new cruise segment presentation. There were no changes made to our Tour and Other segment.

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess Cruises (“Princess”) and Seabourn. Our EAA cruise segment includes AIDA Cruises (“AIDA”), Costa Cruises, Cunard, Ibero Cruises (“Ibero”), P&O Cruises (UK) and P&O Cruises (Australia). These individual cruise brand operating segments have been aggregated as two reportable segments based on the similarity of their economic and other characteristics, including the products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel, tour and transportation operations of Holland America Princess Alaska Tours and our two owned ships that we charter to an unaffiliated entity.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended February 28,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2011
North America Cruise Brands	$1,928	$1,331	$233	$213	$151
EAA Cruise Brands	1,460	1,059	156	135	110
Cruise Support	21	(4)	27	8	(10)
Tour and Other	10	9	6	11	(16)

	$3,419	$2,395	$422	$367	$235

2010
North America Cruise Brands	$1,894	$1,274	$225	$206	$189
EAA Cruise Brands	1,256	892	141	124	99
Cruise Support	20	2	23	7	(12)
Tour and Other	10	16	7	8	(21)
Intersegment elimination	(2)	(2)	-	-	-

	$3,178	$2,182	$396	$345	$255

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 28,
	2011	2010

Net income	$152	$175
Interest on dilutive convertible notes	-	3

Net income for diluted earnings per share	$152	$178

Weighted-average common and ordinary shares outstanding	790	787
Dilutive effect of convertible notes	-	15
Dilutive effect of equity plans	4	3

Diluted weighted-average shares outstanding	794	805

Basic earnings per share	$0.19	$0.22

Diluted earnings per share	$0.19	$0.22

Anti-dilutive stock options excluded from diluted earnings per share computations	8	11

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a material impact on the fair values of our financial instruments at February 28, 2011 and November 30, 2010. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2011		November 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents (a)	$442	$442	$404	$404
Long-term other assets (b)	$106	$97	$191	$178
Fixed rate debt (c)	$(6,690)	$(6,980)	$(6,689)	$(7,076)
Floating rate debt (c)	$(2,615)	$(2,603)	$(2,669)	$(2,630)
Other	$-	$-	$(6)	$(7)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At February 28, 2011 and November 30, 2010, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at February 28, 2011 and November 30, 2010 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at February 28, 2011 and November 30, 2010 being higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2011		November 30, 2010
	Level 1	Level 2	Level 1	Level 2

Cash equivalents (a)	$23	$-	$25	$-
Marketable securities held in rabbi trusts (b)	$113	$19	$105	$21
Derivatives
Ship foreign currency options (c)	$-	$39	$-	$8
Net investment hedges (d)	$-	$(1)	$-	$12
Interest rate swaps (e)	$-	$5	$-	$1

(a)	Cash equivalents are comprised of money market funds.
(b)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(c)	At February 28, 2011 and November 30, 2010, we have foreign currency options totaling $815 million and $785 million, respectively, that are designated as foreign currency cash flow hedges for certain of our euro-denominated shipbuilding contracts. These foreign currency options mature through May 2011.
(d)	At February 28, 2011 and November 30, 2010, we have foreign currency forwards totaling $208 million and $352 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency and were principally entered into to convert U.S. dollar-denominated debt into euro debt. These foreign currency forwards mature through July 2017.
(e)	We have both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At February 28, 2011 and November 30, 2010, these interest rate swap agreements effectively changed $522 million and $512 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At February 28, 2011 and November 30, 2010, these interest rate swap agreements effectively changed $346 million and $333 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps mature through February 2022.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The carrying amount of our goodwill has been allocated to our North America and EAA cruise brands as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2010	$1,898	$1,422	$3,320
Foreign currency translation adjustment	-	53	53

Balance at February 28, 2011	$1,898	$1,475	$3,373

As of July 31, 2010, we performed our annual goodwill impairment reviews by comparing the estimated fair value of the cruise brand to the carrying value of the net assets allocated to that cruise brand. All of our cruise brands carry goodwill, except for Ocean Village, which was dissolved in November 2010, and Seabourn. No goodwill was considered to be impaired because the estimated fair value of each cruise brand exceeded its respective carrying value and, accordingly, we did not proceed to step two of the impairment analysis.

In determining the estimated cruise brand fair values, we considered both their (a) discounted future cash flow analysis and (b) market multiples of comparable publicly-traded companies. The principal assumptions used in our cash flow analysis related to forecasting future operating results, including net revenue yields, net cruise costs including fuel prices, capacity changes, including the expected deployment of vessels into, or out of, the cruise brand, weighted-average cost of capital for comparable publicly-traded companies, adjusted for the risk attributable to the cruise brand including the geographic region in which it operates, that ranged from 10% to 12%, and terminal values, which are all considered level 3 inputs.

We believe the estimated fair value for each of our cruise brands that carry goodwill significantly exceeds the carrying value of their allocated net assets, except for Ibero. At July 31, 2010, Ibero’s estimated fair value only exceeded its carrying value by 24%, or $141 million. We performed a sensitivity analysis to identify the magnitude of the changes to Ibero’s principal discounted cash flow assumptions that would eliminate this excess. Based on this analysis, relatively minor changes to these assumptions would lead to an Ibero impairment.

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

As of July 31, 2010, we also performed our annual trademark impairment reviews by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have trademark amounts recorded are AIDA, Ibero, P&O Cruises (UK), P&O Cruises (Australia) and Princess. The estimated fair value for each of our trademarks significantly exceeded its respective carrying value and, therefore, none of our trademarks were impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues and royalty rates that a market participant would forecast. The royalty rates are estimated primarily using comparable royalty agreements for similar industries.

There have not been any events or circumstances subsequent to July 31, 2010, which we believe would require us to perform interim goodwill or trademark impairment reviews.

The determination of our cruise brand fair values include numerous assumptions, which are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair values, then we may need to recognize a material impairment charge.

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

The effective portions of our net foreign currency derivative gains and (losses) on cash flow hedges recognized in other comprehensive income (loss) in the three months ended February 28, 2011 and 2010 totaled $37 million and $(37) million, respectively.

The effective portions of our net foreign currency derivative (losses) and gains on net investment hedges recognized in other comprehensive income (loss) in the three months ended February 28, 2011 and 2010 totaled $(18) million and $47 million, respectively.

There are no amounts excluded from the assessment of hedge effectiveness, and there are no credit risk related contingent features in our derivative agreements. The amount of estimated cash flow hedges’ unrealized gains and losses which are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of February 28, 2011 and November 30, 2010 and for the three months ended February 28, 2011 and 2010 where such impacts are not significant.

Foreign Currency Exchange Rate Risks

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

Operational and Investment Currency Risks

The growth of our European and Australian cruise brands subjects us to an increasing level of foreign currency translation risk related to the euro, sterling and Australian dollar because these brands generate significant revenues and incur significant expenses in euro, sterling or the Australian dollar. Accordingly, exchange rate fluctuations of the euro, sterling and Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for cruise revenues and cruise expenses in our accompanying Consolidated Statements of Income. Weakening of the U.S. dollar has the opposite effect.

Most of our brands have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and primarily includes the euro, sterling and Australian, Canadian and U.S. dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses. Accordingly, a strengthening of the U.S. dollar against these non-U.S. dollar currencies results in both decreased revenues and expenses, and the weakening of the U.S. dollar against these non-U.S. dollar currencies has the opposite effect, resulting in some degree of natural offset due to currency exchange movements in our accompanying Consolidated Statements of Income for these transactional currency gains and losses.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt and other obligations, including the effect of foreign currency forwards, in our foreign operations’ functional currencies, generally the euro or sterling. As of February 28, 2011 and November 30, 2010, we have designated $3.0 billion of our euro and sterling debt and other obligations, which debt matures through 2019, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $92 million and $183 million of cumulative foreign currency transaction gains in the cumulative translation adjustment component of AOCI at February 28, 2011 and November 30, 2010, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three months ended February 28, 2011 and 2010, we recognized foreign currency transaction (losses) and gains of $(91) million and $304 million, respectively, in the cumulative translation adjustment component of AOCI.

Newbuild Currency Risks

At February 28, 2011, 25% of our newbuild passenger capacity under euro-denominated contracts are exposed to currency risk, which is comprised of two Princess newbuilds expected to be delivered in May 2013 and May 2014. At February 28, 2011, 62% of our newbuild passenger capacity under contract is for our European and North American cruise brands that do not have significant currency risk because all of these ships are contracted for in euros or U.S. dollars, which are the functional currencies of these brands, or the non-functional currency new ship progress payments have already been made. We also have U.S. dollar and sterling functional currency brands that could have newbuild contracts with foreign currency exchange rate risks related to our outstanding or possible future commitments under ship construction contracts denominated in euros. We use foreign currency derivative contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for these types of ship construction contracts. At February 28, 2011, 13% of our newbuild passenger capacity under contract that would otherwise be exposed to currency risk is hedged and, accordingly, changes in the fair value of these foreign currency derivative contracts offset changes in the fair value of the foreign currency denominated ship construction commitments, thus resulting in the elimination of such risk.

Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, exchange rate correlation, economic trends, our overall expected net cash flows by currency and other offsetting risks.

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

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At February 28, 2011, 70% and 30% (69% and 31% at November 30, 2010) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Fuel Price Risks

We do not use financial instruments to hedge our exposure to fuel price risks.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency derivative contracts and interest rate swap agreements that are in-the-money is the replacement cost, which includes the value of the contracts, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions and insurance companies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

We also monitor the creditworthiness of travel agencies and tour operators in Europe and credit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with these receivables are considered minimal, primarily due to their short maturities and the large number of unrelated accounts within our customer base. We have experienced only minimal credit losses on our trade receivables. We do not normally require collateral or other security to support normal credit sales.

Finally, if the shipyard with which we have contracts to build our ships is unable to perform, we would be required to perform under our foreign currency options related to these shipbuilding contracts. Accordingly, if the shipyard is unable to perform we may have to discontinue accounting for these currency options as hedges. However, we believe that the risk of shipyard nonperformance is remote.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, fuel expenses, costs per available lower berth day (“ALBDs”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values and outlook. These factors include, but are not limited to, the following:

•	general economic and business conditions;
•	fluctuations in foreign currency exchange rates;
•	the international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel;
•	competition from and overcapacity in the cruise ship or land-based vacation industries;
•

accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters and other incidents affecting the health, safety, security and satisfaction of guests and crew;

•	adverse publicity concerning the cruise industry in general, or us in particular, including any adverse impact that cruising may have on the marine environment;
•

changes in and compliance with laws and regulations relating to the protection of persons with disabilities, employment, environment, health, safety, security, tax and other regulations under which we operate;

•	economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;
•	our ability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations;
•	increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages;
•	the continued strength of our cruise brands and our ability to implement our brand strategies;
•	our international operations are subject to additional risks not generally applicable to our U.S. operations;
•	geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect;
•

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

•	our counterparties’ abilities to perform;
•

continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain and reductions in the availability of, and increases in the pricing for, the services and products provided by these vendors;

•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
•	disruptions and other damages to our information technology and other networks and operations and breaches in data security;
•	loss of key personnel or our ability to recruit or retain qualified personnel;
•	union disputes and other employee relation issues;
•	lack of continuing availability of attractive, convenient and safe port destinations; and
•	risks associated with the DLC arrangement.

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

Outlook for the Remainder of Fiscal 2011

On March 22, 2011, we said that we expected our fully diluted earnings per share for the 2011 full year and second quarter would be in the ranges of $2.55 to $2.65 and $0.20 to $0.24, respectively. Our guidance was based on fuel prices of $631 per metric ton and $659 per metric ton for the 2011 full year and second quarter, respectively. In addition, this guidance was based on 2011 full year and second quarter currency rates of $1.39 and $1.40 to the euro and $0.99 and $0.98 to the Australian dollar, respectively, and $1.61 to the sterling. The currency and fuel assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above including, but not limited to, economic and business conditions, foreign currency exchange rates, fuel prices, ship incidents, adverse weather conditions, spread of contagious diseases, regulatory changes, geopolitical and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statement together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2010 joint Annual Report on Form 10-K.

Seasonality and Expected Capacity Growth

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields (see “Key Performance Non-GAAP Financial Indicators”) and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results also increases due to ships being taken out of service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with the Alaska cruise season. The seasonality of our results will continue to increase as we expand our Europe, Australia & Asia (“EAA”) brands, which tend to be more seasonal than our North America brands. Finally, our North America brands have recently been trending towards an increasing level of seasonality.

The year-over-year percentage increase in our ALBD capacity for the second, third and fourth quarters of fiscal 2011 is currently expected to be 5.0%, 4.8% and 5.9%, respectively. The year-over-year percentage increase in our annual ALBD capacity for fiscal 2011, 2012 and 2013 is currently expected to be 5.2%, 4.9% and 3.9%, respectively. The above percentage increases result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters and sales. However, the announced withdrawal from service of P&O Cruises (UK)’s Artemis in April 2011 has been reflected in these percentages.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended February 28,
	2011	2010
Passengers carried (in thousands)	2,185	2,049
Occupancy percentage (a)	105.0%	103.5%
Fuel consumption (metric tons in thousands)	828	800
Fuel cost per metric ton (b)	$543	$497
Currencies
U.S. dollar to €1	$1.34	$1.42
U.S. dollar to £1	$1.58	$1.60
U.S. dollar to Australian dollar	$1.00	$0.90

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.
(b)	Fuel cost per metric ton is calculated by dividing the cost of fuel by the number of metric tons consumed.

Three Months Ended February 28, 2011 (“2011”) Compared to the Three Months Ended February 28, 2010 (“2010”)

Revenues

Consolidated

Approximately 78% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $211 million, or 8.6%, to $2.7 billion in 2011 from $2.4 billion in 2010. Substantially all of this increase was due to our 5.0% capacity increase in ALBDs, which accounted for $122 million, and a continuing recovery in overall cruise ticket pricing, which accounted for $80 million (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 22% of 2011 total revenues is substantially all comprised of onboard and other cruise revenues, which increased by $28 million, or 3.8%, to $757 million in 2011 from $729 million in 2010. This increase was caused by our 5.0% capacity increase in ALBDs, which accounted for $37 million. Onboard and other revenues included concession revenues of $222 million in 2011 and $211 million in 2010.

North America Brands

Approximately 75% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $35 million, or 2.5%, to $1.4 billion in 2011. This increase was driven by our 1.7% capacity increase in ALBDs, which accounted for $24 million.

The remaining 25% of 2011 total revenues is comprised of onboard and other cruise revenues, which were $491 million in both 2011 and 2010. In 2010, onboard and other revenues included $18 million from the favorable impact of minimum concessionaire guarantee payments and a litigation settlement. Onboard and other revenues included concession revenues of $136 million in 2011 and $139 million in 2010.

EAA Brands

Approximately 83% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased $175 million, or 16.9%, to $1.2 billion in 2011 from $1.0 billion in 2010. This increase was caused by our 10.7% capacity increase in ALBDs, which accounted for $111 million, and a strong improvement in cruise ticket pricing, which accounted for $72 million. The cruise ticket pricing increase resulted from our South America cruise pricing, which rebounded from last year’s challenging season that was impacted by significant increases in industry capacity.

The remaining 17% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased $30 million, or 13.9%, to $245 million in 2011 from $215 million in 2010. This increase was driven by our 10.7% capacity increase in ALBDs, which accounted for $23 million. Onboard and other revenues included concession revenues of $86 million in 2011 and $72 million in 2010.

Costs and Expenses

Consolidated

Operating costs and expenses increased $213 million, or 9.8%, to $2.4 billion in 2011 from $2.2 billion in 2010. Substantially all of this increase was due to our 5.0% capacity increase in ALBDs, which accounted for $109 million, the nonrecurrence of the gain recognized in other ship operating costs in 2010 from the sale of P&O Cruises (UK)’s Artemis, which accounted for $44 million, and higher fuel prices, which accounted for $38 million.

Selling and administrative expenses increased $26 million, or 6.6%, to $422 million in 2011 from $396 million in 2010. This increase was primarily driven by our 5.0% capacity increase in ALBDs, which accounted for $19 million.

Depreciation and amortization expense increased $22 million, or 6.4%, to $367 million in 2011 from $345 million in 2010 caused by $17 million from our 5.0% capacity increase in ALBDs through the addition of new ships, and additional ship and other improvement expenditures.

Our total costs and expenses as a percentage of revenues increased to 93.1% in 2011 from 92.0% in 2010.

North America Brands

Operating costs and expenses increased $57 million, or 4.5%, to $1.3 billion in 2011. This increase was driven by higher fuel prices, which accounted for $23 million, and our 1.7% capacity increase in ALBDs, which accounted for $22 million.

Selling and administrative expenses increased $8 million, or 3.6%, to $233 million in 2011 from $225 million in 2010. This increase was driven by our 1.7% capacity increase in ALBDs, which accounted for $4 million.

Depreciation and amortization expense increased $7 million, or 3.4%, to $213 million in 2011 from $206 million in 2010 caused by $4 million from our 1.7% capacity increase in ALBDs through the addition of new ships, and additional ship and other improvement expenditures.

Our total costs and expenses as a percentage of total revenues increased to 92.2% in 2011 from 90.0% in 2010.

EAA Brands

Operating costs and expenses increased $167 million, or 18.7%, to $1.1 billion in 2011 from $892 million in 2010. Substantially all of this increase was due to our 10.7% capacity increase in ALBDs, which accounted for $95 million, the nonrecurrence of the gain recognized in 2010 from the sale of Artemis, which accounted for $44 million, and higher fuel prices, which accounted for $16 million.

Selling and administrative expenses increased $15 million, or 10.6%, to $156 million in 2011 from $141 million in 2010. The increase was caused by our 10.7% capacity increase in ALBDs, which accounted for $15 million.

Depreciation and amortization expense increased $11 million, or 8.9%, to $135 million in 2011 from $124 million in 2010 caused by $13 million from our 10.7% capacity increase in ALBDs through the addition of new ships.

Our total costs and expenses as a percentage of total revenues increased to 92.5% in 2011 from 92.1% in 2010.

Operating Income

Our consolidated operating income decreased $20 million, or 7.8%, to $235 million in 2011 from $255 million in 2010. Our North America brands’ operating income decreased $38 million, or 20.1%, to $151 million in 2011 from $189 million in 2010, and our EAA brands’ operating income increased $11 million, or 11.1%, to $110 million in 2011 from $99 million in 2010. These decreases and increases were primarily due to the reasons discussed above.

Income Taxes

Income taxes changed $20 million to an income tax expense of $5 million in 2011 from an income tax benefit of $15 million in 2010. This change was driven by the benefits received from an Italian investment incentive law, which allowed AIDA Cruises and Costa Cruises to receive an $18 million income tax benefit in 2010 substantially all related to two of their newbuilds delivered in 2010.

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

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide an expanded insight to measure our revenue and cost performance in addition to the standard U.S. GAAP-based financial measures.

Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air and other transportation, certain other costs that are directly associated with onboard and other revenues and credit card fees. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices, once our ship capacity levels have been determined.

Net passenger ticket revenues reflect gross cruise revenues, net of (1) onboard and other revenues, (2) commissions, transportation and other costs and (3) onboard and other cruise costs. Net onboard and other revenues reflect gross cruise revenues, net of (1) passenger ticket revenues, (2) commissions, transportation and other costs and (3) onboard and other cruise costs. Net passenger ticket revenue yields and net onboard and other revenue yields are computed by dividing net passenger ticket revenues and net onboard and other revenues by ALBDs.

Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures.

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies, and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report our non-GAAP financial measures assuming the 2011 period currency exchange rates have remained constant with the 2010 period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

There are no specific rules for determining our non-GAAP current and constant dollar financial measures and, accordingly, it is possible that they may not be exactly comparable to the like-kind information presented by other cruise companies, which is a potential risk associated with using these measures to compare us to other cruise companies.

Consolidated gross and net revenue yields were computed by dividing the gross and net revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended February 28,
	2011	2011 Constant Dollar	2010
Passenger ticket revenues	$2,652	$2,688	$2,441
Onboard and other revenues	757	763	729

Gross cruise revenues	3,409	3,451	3,170

Less cruise costs
Commissions, transportation and other	(664)	(679)	(581)
Onboard and other	(120)	(121)	(113)

	(784)	(800)	(694)

Net passenger ticket revenues	1,988	2,009	1,860
Net onboard and other revenues	637	642	616

Net cruise revenues	$2,625	$2,651	$2,476

ALBDs	16,686,710	16,686,710	15,890,082

Gross revenue yields	$204.30	$206.79	$199.48
% increase vs. 2010	2.4%	3.7%
Net revenue yields	$157.28	$158.87	$155.81
% increase vs. 2010	0.9%	2.0%
Net passenger ticket revenue yields	$119.11	$120.41	$117.07
% increase vs. 2010	1.7%	2.9%
Net onboard and other revenue yields	$38.17	$38.46	$38.74
% decrease vs. 2010	(1.5)%	(0.7)%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended February 28,
	2011	2011 Constant Dollar	2010
Cruise operating expenses	$2,386	$2,414	$2,168
Cruise selling and administrative expenses	416	420	389

Gross cruise costs	2,802	2,834	2,557

Less cruise costs included in net cruise revenues
Commissions, transportation and other	(664)	(679)	(581)
Onboard and other	(120)	(121)	(113)

Net cruise costs	2,018	2,034	1,863
Less fuel	(450)	(450)	(397)

Net cruise costs excluding fuel	$1,568	$1,584	$1,466

ALBDs	16,686,710	16,686,710	15,890,082

Gross cruise costs per ALBD	$167.92	$169.81	$160.92
% increase vs. 2010	4.4%	5.5%
Net cruise costs per ALBD	$120.90	$121.89	$117.25
% increase vs. 2010	3.1%	4.0%
Net cruise costs excluding fuel per ALBD	$93.95	$94.94	$92.25
% increase vs. 2010	1.9%	2.9%

Net cruise revenues increased $149 million, or 6.0%, to $2.6 billion in 2011 from $2.5 billion in 2010. This was caused by a 5.0% capacity increase in ALBDs, which accounted for $124 million, and a 2.0% increase in constant dollar net revenue yields, which accounted for $51 million. The 2.0% increase in net revenue yields on a constant dollar basis was comprised of a 2.9% increase in net passenger ticket revenue yields and a 0.7% decrease in net onboard and other revenue yields. The 2.9% increase in net passenger ticket revenue yields was driven by stronger EAA brand yields as a result of yield improvements in South America, which rebounded from last year’s challenging season. This increase was partially offset by slightly weaker North America brand yields in Caribbean itineraries as a result of higher industry capacity being deployed in the Caribbean during the winter season. Net onboard and other revenue yields decreased 0.7% on a constant dollar basis because of the nonrecurrence of minimum concessionaire guarantee payments and a litigation settlement that were recognized in 2010. If we removed these two items from last year’s net onboard and other revenues, our adjusted net onboard and other revenue yields would have increased by 2.7%. Gross cruise revenues increased $239 million, or 7.5%, to $3.4 billion in 2011 from $3.2 billion in 2010 for principally the same reasons as discussed above.

Net cruise costs excluding fuel increased $102 million, or 7.0%, to $1.6 billion in 2011 from $1.5 billion in 2010. This was caused by a 5.0% capacity increase in ALBDs, which accounted for $73 million, and a 2.9% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $45 million. The 2.9% increase in constant dollar net cruise costs excluding fuel per ALBD was substantially all due to the $44 million gain recognized in 2010 from the sale of Artemis. On a constant dollar basis, net cruise costs excluding fuel and the Artemis gain per ALBD were flat in 2011 compared to 2010.

Fuel costs increased $53 million, or 13.3%, to $450 million in 2011 from $397 million in 2010. This was caused by higher fuel prices, which accounted for $38 million, a 5.0% capacity increase in ALBDs, which accounted for $20 million, and was partially offset by lower fuel consumption per ALBD. Gross cruise costs increased $245 million, or 9.6%, to $2.8 billion in 2011 from $2.6 billion in 2010 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 joint Annual Report on Form 10-K, we believe maintenance of a strong balance sheet, which enhances our financial flexibility and allows us to return free cash flow to shareholders, is the primary objective of our capital structure policy. Our current intention is to have an average of two to three new cruise ships enter service annually in 2012 and beyond. Since we have slowed down the pace of our newbuilding program, we currently believe this will lead to increasing free cash flows in 2011 and beyond. Other objectives of our capital structure policy are to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.

We continue to generate substantial cash from operations and have investment grade credit ratings, which provide us with the ability in most financial credit market environments to obtain debt funding, as required. If our long-term credit rating were to be downgraded or assigned a negative outlook, our access to, and cost of, financing may be negatively impacted. Based on our historical results, current forecast and financial condition, we believe that our existing liquidity (assuming we can refinance our principal revolver before its October 2012 maturity) and cash flow from future operations will be sufficient to fund all of our expected capital projects (including shipbuilding commitments), debt service requirements, working capital needs and other firm commitments over the next several years. Our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” Although we do not believe we will be required to obtain additional new financings during 2011, we may choose to do so if favorable opportunities arise.

At November 30, 2010, the U.S. dollar was $1.56 to sterling, $1.32 to the euro and $0.96 to the Australian dollar. Had these November 30, 2010 currency exchange rates been used to translate our February 28, 2011 non-U.S. dollar functional currency operations’ assets and liabilities instead of the February 28, 2011 U.S. dollar exchange rates of $1.61 to sterling, $1.38 to the euro and $1.02 to the Australian dollar, our total assets and liabilities would have been lower by $564 million and $199 million, respectively.

Sources and Uses of Cash

Our business provided $412 million of net cash from operations during the three months ended February 28, 2011, an increase of $16 million, or 4.0%, compared to $396 million for the same period in fiscal 2010. This increase was caused by an increase in customer deposits and more cash provided by our results of operations, partially offset by more cash being used for our other working capital needs.

At February 28, 2011, we had a working capital deficit of $4.6 billion. This deficit included $2.9 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue transactions rather than actual current cash liabilities. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our February 28, 2011 working capital deficit included $1.5 billion of current debt obligations, which included $637 million outstanding under our commercial paper programs and $853 million outstanding under our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to meet our current debt obligations as they become due in most financial credit market environments. We also have our principal revolver available to provide long-term rollover financing should the need arise, or we choose to do so. After excluding customer deposits and current debt obligations from our February 28, 2011 working capital deficit balance, our non-GAAP adjusted working capital deficit is only $272 million. Our business model allows us to operate with an adjusted working capital deficit and, accordingly, we believe we will continue to have an adjusted working capital deficit for the foreseeable future.

During the three months ended February 28, 2011, our expenditures for capital projects were $172 million, of which $53 million was spent on our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $63 million for ship improvements and replacements and $56 million for buildings, information technology and other assets.

During the three months ended February 28, 2011, we repaid a net $63 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the three months ended February 28, 2011, we repaid $135 million of other long-term debt principally for scheduled payments on export credit facilities. Finally, we paid cash dividends of $79 million during the three months ended February 28, 2011.

Future Commitments and Funding Sources

Our contractual cash obligations as of February 28, 2011 have changed compared to November 30, 2010, primarily as a result of our debt repayments and ship progress payments as noted above under “Sources and Uses of Cash.”

At February 28, 2011, we had liquidity of $5.7 billion. Our liquidity consisted of $144 million of cash and cash equivalents, excluding cash on hand of $321 million used for current operations, $1.8 billion available for borrowing under our revolving credit facilities and $3.8 billion under committed ship financings. Of this $3.8 billion of committed ship financings, $1.4 billion, $962 million, $885 million and $556 million are scheduled to be funded in the second and third quarters of fiscal 2011 and in fiscal 2012, 2013 and 2014, respectively. Approximately 87% and 3% of our revolving credit facilities are scheduled to mature in 2012 and 2015, respectively, with 10% maturing in the last nine months of 2011. We rely on, and have banking relationships with, numerous large, well-established banks, which we believe will assist us in accessing multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain financial covenants as described in Note 5 to the consolidated financial statements, which is included within Exhibit 13 to our 2010 joint Annual Report on Form 10-K. At February 28, 2011, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants over the next several years. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At February 28, 2011, 58%, 38% and 4% (60%, 37% and 3% at November 30, 2010) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards and swaps.

For a further discussion of our market risks, see Note 7 in the accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within Exhibit 13 to our joint 2010 Annual Report on Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2011, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million general repurchase authorization back to $1 billion (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the three months ended February 28, 2011, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the “Stock Swap” programs described below.

At April 1, 2011, the remaining availability under the Repurchase Program was $787 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2011 annual general meeting, or October 12, 2011.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell Carnival Corporation common stock through a sales agent, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Carnival Corporation may issue and sell up to 19.2 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, and with a sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Carnival Corporation or Carnival Investments Limited may sell up to 31.5 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival plc shares have been or will be registered under the Securities Act.

During the three months ended February 28, 2011, no Carnival Corporation common stock or Carnival plc ordinary shares were sold and none were repurchased under the “Stock Swap” programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Material contracts

10.1*	Form of Carnival Corporation Performance-Based Restricted Stock Unit Agreement.				X

10.2*	Form of Carnival plc Performance-Based Restricted Stock Unit Agreement.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101**

The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, as filed with the SEC on April 1, 2011 formatted in XBRL, as follows:

(i) the Consolidated Statements of Income for the three months ended

February 28, 2011 and 2010;

(ii) the Consolidated Balance Sheets at February 28, 2011 and November 30, 2010;

(iii) the Consolidated Statements of Cash Flows for the three months ended February 28, 2011 and 2010; and

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

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Micky Arison	By:/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By:/s/ Howard S. Frank	By:/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: April 1, 2011	Date: April 1, 2011