Form 10-Q
period 2011-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2011-07-01
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Large accelerated filers	☒	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 24, 2011, Carnival Corporation had outstanding 608,339,397 shares of Common Stock, $0.01 par value.	At June 24, 2011, Carnival plc had outstanding 214,693,046 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 608,339,397 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Revenues
Cruise
Passenger tickets	$2,778	$2,499	$5,430	$4,940
Onboard and other	817	737	1,574	1,466
Tour and other	25	31	35	39

	3,620	3,267	7,039	6,445

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	562	512	1,226	1,092
Onboard and other	121	106	241	219
Payroll and related	435	383	846	774
Fuel	579	416	1,029	813
Food	241	212	472	424
Other ship operating	556	504	1,066	978
Tour and other	27	32	36	47

Total	2,521	2,165	4,916	4,347
Selling and administrative	440	404	862	800
Depreciation and amortization	380	349	747	694

	3,341	2,918	6,525	5,841

Operating Income	279	349	514	604

Nonoperating (Expense) Income
Interest income	3	3	5	7
Interest expense, net of capitalized interest	(91)	(99)	(177)	(195)
Other income (expense), net	13	(2)	19	(5)

	(75)	(98)	(153)	(193)

Income Before Income Taxes	204	251	361	411
Income Tax Benefit (Expense), Net	2	1	(3)	16

Net Income	$206	$252	$358	$427

Earnings Per Share
Basic	$0.26	$0.32	$0.45	$0.54

Diluted	$0.26	$0.32	$0.45	$0.54

Dividends Declared Per Share	$0.25	$0.10	$0.50	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	May 31, 2011	November 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$557	$429
Trade and other receivables, net	360	248
Inventories	365	320
Prepaid expenses and other	217	247

Total current assets	1,499	1,244

Property and Equipment, Net	32,822	30,967
Goodwill	3,424	3,320
Other Intangibles	1,396	1,320
Other Assets	622	639

	$39,763	$37,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$274	$740
Current portion of long-term debt	890	613
Accounts payable	552	503
Accrued liabilities and other	1,137	1,094
Customer deposits	3,668	2,805

Total current liabilities	6,521	5,755

Long-Term Debt	8,678	8,011
Other Long-Term Liabilities and Deferred Income	712	693
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 647 shares at 2011 and 646 shares at 2010 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 215 shares at 2011 and 214 shares at 2010 issued	357	355
Additional paid-in capital	8,155	8,094
Retained earnings	17,186	17,224
Accumulated other comprehensive income (loss)	542	(254)
Treasury stock, 39 shares at 2011 and 2010 of Carnival Corporation and 31 shares at 2011 and 2010 of Carnival plc, at cost	(2,394)	(2,394)

Total shareholders’ equity	23,852	23,031

	$39,763	$37,490

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended May 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$358	$427
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	747	694
Share-based compensation	29	23
Other	10	(24)
Changes in operating assets and liabilities
Receivables	(121)	(122)
Inventories	(35)	2
Prepaid expenses and other	32	3
Accounts payable	26	31
Accrued and other liabilities	(52)	(5)
Customer deposits	807	765

Net cash provided by operating activities	1,801	1,794

INVESTING ACTIVITIES
Additions to property and equipment	(1,622)	(2,168)
Other, net	(3)	74

Net cash used in investing activities	(1,625)	(2,094)

FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(471)	702
Principal repayments of revolvers	(13)	(323)
Proceeds from revolvers	8	89
Principal repayments of other long-term debt	(320)	(796)
Proceeds from issuance of other long-term debt	990	806
Dividends paid	(277)	(79)
Purchases of treasury stock	-	(305)
Sales of treasury stock	-	317
Other, net	24	14

Net cash (used in) provided by financing activities	(59)	425

Effect of exchange rate changes on cash and cash equivalents	11	(69)

Net increase in cash and cash equivalents	128	56
Cash and cash equivalents at beginning of period	429	538

Cash and cash equivalents at end of period	$557	$594

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

The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries, they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as “Carnival Corporation & plc,” “our,” “us,” and “we.”

The accompanying Consolidated Balance Sheet at May 31, 2011 and the Consolidated Statements of Income for the three and six months ended May 31, 2011 and 2010 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2011 and 2010 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2010 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

During the fourth quarter of 2010, we changed the classification of our port costs that vary with guest head counts to a gross presentation from a net presentation, which resulted in an increase in passenger ticket revenues and commissions, transportation and other costs. This change had no impact on our operating or net income. We adjusted the three and six months ended May 31, 2010 to conform to this new classification. The amounts included on a gross basis in passenger ticket revenues and commissions, transportation and other costs were $95 million and $72 million and $203 million and $155 million for the three and six months ended May 31, 2011 and 2010, respectively.

NOTE 2 – Debt

At May 31, 2011, unsecured short-term borrowings consisted of $267 million of commercial paper and $7 million of euro-denominated bank loans with an aggregate weighted-average interest rate of 0.3%.

In January 2011, the collateral for $313 million of fixed rate export credit facilities was released and, accordingly, this debt is no longer secured.

In March 2011, we borrowed $407 million under an unsecured euro-denominated export credit facility, the proceeds of which were used to pay for a portion of AIDAsol’s purchase price. This facility bears interest at EURIBOR plus a margin of 20 basis points (“bps”) and is due in semi-annual installments through March 2023.

In April 2011, we borrowed $583 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of Carnival Magic’s purchase price. This facility bears interest at LIBOR plus a margin of 160 bps and is due in semi-annual installments through April 2023.

In May 2011, we cancelled one of our other revolving credit facilities in the amount of $212 million.

In May 2011, concurrently with the early termination of our existing multi-currency revolving credit facility for $2.0 billion (comprised of $1.2 billion, €400 million and £200 million), Carnival Corporation, Carnival plc and certain of Carnival plc’s subsidiaries entered into a five-year multi-currency revolving credit facility for $2.5 billion (comprised of $1.6 billion, €450 million and £150 million) (the “Facility”). The Facility currently bears interest at LIBOR/EURIBOR plus a margin of 65 bps. The margin will vary based on changes to Carnival Corporation’s and Carnival plc’s long-term credit rating. We are required to pay a commitment fee of 35% of the margin per annum on any undrawn portion. If more than one-third or if more than two-thirds of the Facility is drawn, we will incur an additional 15 bps or 30 bps utilization fee, respectively, on the total amount outstanding. At May 31, 2011, $2.4 billion was available under our Facility and other of our revolving credit facilities, net of outstanding commercial paper.

In June 2011, we repaid $300 million of an unsecured floating rate export credit facility that was borrowed to pay for a portion of Queen Elizabeth’s purchase price prior to its maturity dates through 2022.

In June 2011, we repaid $140 million of an unsecured floating rate euro-denominated bank loan prior to its 2014 maturity date.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

In April 2011, Carnival Corporation and certain participants voluntarily unwound $87 million of one of its LILO contingent liability transactions. Accordingly, at May 31, 2011 Carnival Corporation had estimated contingent obligations totaling $418 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of May 31, 2011, be responsible for a termination payment of $60 million. In 2017, we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we would incur additional costs, although we estimate that they would be immaterial to our consolidated financial statements. All of the financial institution payment undertakers subject to this AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $46 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

NOTE 4 – Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in millions):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net income	$206	$252	$358	$427

Items included in other comprehensive income (loss)
Foreign currency translation adjustment	352	(690)	707	(1,391)
Other	49	(66)	89	(100)

Other comprehensive income (loss)	401	(756)	796	(1,491)

Total comprehensive income (loss)	$607	$(504)	$1,154	$(1,064)

NOTE 5 – Segment Information

During the fourth quarter of 2010, we began to separate our cruise brand operating segments into three reportable cruise segments in order to provide a better understanding of our business’ performance. These three reportable cruise segments are comprised of our (1) North America cruise brands, (2) Europe, Australia & Asia (“EAA”) cruise brands and (3) Cruise Support. All information for the three and six months ended May 31, 2010 has been restated to conform to this new cruise segment presentation. There were no changes made to our Tour and Other segment.

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess Cruises (“Princess”) and Seabourn. Our EAA cruise segment includes AIDA Cruises (“AIDA”), Costa Cruises, Cunard, Ibero Cruises (“Ibero”), P&O Cruises (UK) and P&O Cruises (Australia). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including the products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel, tour and transportation operations of Holland America Princess Alaska Tours and our two owned ships that we charter to an unaffiliated entity.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2011
North America Cruise Brands	$2,063	$1,445	$238	$216	$164
EAA Cruise Brands	1,510	1,052	170	146	142
Cruise Support	22	(3)	26	8	(9)
Tour and Other	35	37	6	10	(18)
Intersegment elimination	(10)	(10)	-	-	-

	$3,620	$2,521	$440	$380	$279

2010
North America Cruise Brands	$1,935	$1,264	$227	$208	$236
EAA Cruise Brands	1,280	872	146	125	137
Cruise Support	21	(3)	23	6	(5)
Tour and Other	45	46	8	10	(19)
Intersegment elimination	(14)	(14)	-	-	-

	$3,267	$2,165	$404	$349	$349

	Six Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2011
North America Cruise Brands	$3,991	$2,775	$472	$429	$315
EAA Cruise Brands	2,971	2,111	326	281	253
Cruise Support	42	(6)	52	15	(19)
Tour and Other	45	46	12	22	(35)
Intersegment elimination	(10)	(10)	-	-	-

	$7,039	$4,916	$862	$747	$514

2010
North America Cruise Brands	$3,829	$2,538	$452	$414	$425
EAA Cruise Brands	2,536	1,763	287	249	237
Cruise Support	41	(1)	46	13	(17)
Tour and Other	54	62	15	18	(41)
Intersegment elimination	(15)	(15)	-	-	-

	$6,445	$4,347	$800	$694	$604

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Net income	$206	$252	$358	$427
Interest on dilutive convertible notes	-	3	-	6

Net income for diluted earnings per share	$206	$255	$358	$433

Weighted-average common and ordinary shares outstanding	791	788	791	788
Dilutive effect of convertible notes	-	15	-	15
Dilutive effect of equity plans	2	3	2	3

Diluted weighted-average shares outstanding	793	806	793	806

Basic earnings per share	$0.26	$0.32	$0.45	$0.54

Diluted earnings per share	$0.26	$0.32	$0.45	$0.54

Anti-dilutive stock options excluded from diluted earnings per share computations	8.9	8.8	8.5	8.9

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a material impact on the fair values of our financial instruments at May 31, 2011 and November 30, 2010. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2011		November 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents (a)	$532	$532	$404	$404
Long-term other assets (b)	$104	$97	$191	$178
Fixed rate debt (c)	$(6,648)	$(6,972)	$(6,689)	$(7,076)
Floating rate debt (c)	$(3,194)	$(3,141)	$(2,669)	$(2,630)
Other	$-	$-	$(6)	$(7)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At May 31, 2011 and November 30, 2010, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at May 31, 2011 and November 30, 2010 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at May 31, 2011 and November 30, 2010 being higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2011		November 30, 2010
	Level 1	Level 2	Level 1	Level 2

Cash equivalents (a)	$25	$-	$25	$-
Marketable securities held in rabbi trusts (b)	$114	$19	$105	$21
Derivatives
Ship foreign currency options (c)	$-	$-	$-	$8
Net investment hedges (d)	$-	$(7)	$-	$12
Interest rate swaps (e)	$-	$4	$-	$1

(a)	Cash equivalents are comprised of money market funds.
(b)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(c)	At November 30, 2010, we had foreign currency options totaling $785 million that were designated as foreign currency cash flow hedges for certain of our euro-denominated shipbuilding contracts. These foreign currency options matured through May 2011.
(d)	At May 31, 2011 and November 30, 2010, we have foreign currency forwards totaling $216 million and $352 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency and were principally entered into to convert U.S. dollar-denominated debt into euro debt. These foreign currency forwards mature through July 2017.
(e)	We have both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At May 31, 2011 and November 30, 2010, these interest rate swap agreements effectively changed $530 million and $512 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At May 31, 2011 and November 30, 2010, these interest rate swap agreements effectively changed $344 million and $333 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps mature through February 2022.

We measure our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs and other variables included in the valuation models such as interest rate yield curves, forward currency exchange rates, credit spreads, maturity dates, volatilities and netting arrangements. We use the income approach to value the derivatives, using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated, but not compelled to transact.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The carrying amount of our goodwill has been allocated to our North America and EAA cruise brands as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2010	$1,898	$1,422	$3,320
Foreign currency translation adjustment	-	104	104

Balance at May 31, 2011	$1,898	$1,526	$3,424

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

The carrying amount of our intangible assets not subject to amortization, which represents trademarks, has been allocated to our North America and EAA cruise brands as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2010	$927	$384	$1,311
Foreign currency translation adjustment	-	29	29

Balance at May 31, 2011	$927	$413	$1,340

As of July 31, 2010, we also performed our annual trademark impairment reviews by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have trademark amounts recorded are AIDA, Ibero, P&O Cruises (Australia), P&O Cruises (UK) and Princess. The estimated fair value for each of our trademarks significantly exceeded its respective carrying value and, therefore, none of our trademarks were impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues and royalty rates that a market participant would forecast. The royalty rates are estimated primarily using comparable royalty agreements for similar industries.

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

At May 31, 2011 and November 30, 2010, our intangible assets subject to amortization are immaterial to our consolidated financial statements.

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

The effective portions of our net foreign currency derivative gains and (losses) on cash flow hedges recognized in other comprehensive income (loss) in the three and six months ended May 31, 2011 and 2010 totaled $45 million ($(61) million in 2010) and $82 million ($(98) million in 2010), respectively.

The effective portions of our net foreign currency derivative (losses) and gains on net investment hedges recognized in other comprehensive income (loss) in the three and six months ended May 31, 2011 and 2010 totaled $(5) million ($39 million in 2010) and $(24) million ($86 million in 2010), respectively.

There are no amounts excluded from the assessment of hedge effectiveness, and there are no credit risk related contingent features in our derivative agreements. The amount of estimated cash flow hedges’ unrealized gains and losses which are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of May 31, 2011 and November 30, 2010 and for the three and six months ended May 31, 2011 and 2010 where such impacts are not significant.

Foreign Currency Exchange Rate Risks

Overall Strategy

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our primary focus is to manage the economic risks faced by our operations, which are the ultimate foreign currency exchange risks that would be realized by us if we exchanged one currency for another, and not accounting risks. Accordingly, we do not currently hedge accounting risks with derivative financial instruments. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.

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

Most of our brands have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and primarily includes the euro, sterling and Australian, Canadian and U.S. dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses. Accordingly, these brands’ revenues and expenses in non-functional currencies create some degree of natural offset in our accompanying Consolidated Statements of Income for transactional currency gains and losses due to currency exchange movements.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt and other obligations, including the effect of foreign currency forwards, in our foreign operations’ functional currencies, generally the euro or sterling. As of May 31, 2011 and November 30, 2010, we have designated $3.1 billion and $3.0 billion of our euro and sterling debt and other obligations, respectively, which debt matures through 2021, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $(36) million and $183 million of cumulative foreign currency transaction (losses) and gains in the cumulative translation adjustment component of AOCI at May 31, 2011 and November 30, 2010, respectively, which offsets a portion of the gains and losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and six months ended May 31, 2011 and 2010, we recognized foreign currency transaction (losses) and gains of $(110) million ($124 million in 2010) and $(220) million ($428 million in 2010), respectively, in the cumulative translation adjustment component of AOCI.

Newbuild Currency Risks

At May 31, 2011, 42% of our newbuild passenger capacity under euro-denominated contracts are exposed to currency risk, which is comprised of two Princess and one P&O Cruises (UK) newbuilds expected to be delivered in May 2013, May 2014 and February 2015. In the past, we have used foreign currency derivative contracts and nonderivative financial instruments to manage foreign currency exchange rate risk for some of these types of ship construction contracts. At May 31, 2011, none of our newbuild passenger capacity under contract that is exposed to currency risk is hedged. At May 31, 2011, 58% of our newbuild passenger capacity under contract is for our European and North American cruise brands that do not have significant currency risk because all of these ships are contracted for in euros or U.S. dollars, which are the functional currencies of these brands, or the non-functional currency new ship progress payments have already been made.

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

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At May 31, 2011, 66% and 34% (69% and 31% at November 30, 2010) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

Finally, if the shipyard with which we have contracts to build our ships is unable to perform, we will be required to perform for any foreign currency derivatives that we may enter into related to these shipbuilding contracts. Accordingly, if the shipyard is unable to perform, we may have to discontinue accounting for these derivatives as hedges. However, based on the shipyards we typically contract with, we believe that the risk of shipyard nonperformance will be remote.

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

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements that may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, fuel expenses, costs per available lower berth day (“ALBDs”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values and outlook. These factors include, but are not limited to, the following:

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

Outlook for the Remainder of Fiscal 2011

On June 21, 2011, we said that we expected our fully diluted earnings per share for the 2011 full year and third quarter would be in the ranges of $2.40 to $2.50 and $1.60 to $1.64, respectively. Our guidance was based on fuel prices of $639 per metric ton and $670 per metric ton for the 2011 full year and third quarter, respectively. In addition, this guidance was based on 2011 full year and third quarter currency rates of $1.41 and $1.43 to the euro, $1.61 and $1.62 to the sterling and $1.04 and $1.06 to the Australian dollar, respectively. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

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

The year-over-year percentage increase in our ALBD capacity for the third and fourth quarters of fiscal 2011 is currently expected to be 4.8% and 5.8%, respectively. The year-over-year percentage increase in our annual ALBD capacity for fiscal 2011, 2012 and 2013 is currently expected to be 5.2%, 5.3% and 3.6%, respectively. The above percentage increases result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters and sales.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Passengers carried (in thousands)	2,330	2,222	4,515	4,271
Occupancy percentage (a)	104.5%	103.8%	104.8%	103.7%
Fuel consumption (metric tons in thousands)	861	835	1,689	1,635
Fuel cost per metric tons consumed	$673	$498	$609	$497
Currencies
U.S. dollar to €1	$1.43	$1.32	$1.38	$1.36
U.S. dollar to £1	$1.63	$1.50	$1.60	$1.55
U.S. dollar to Australian dollar	$1.05	$0.91	$1.02	$0.90

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2011 (“2011”) Compared to the Three Months Ended May 31, 2010 (“2010”)

Revenues

Consolidated

Approximately 77% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $279 million, or 11.2%, to $2.8 billion in 2011 from $2.5 billion in 2010. This increase was caused by our 5.0% capacity increase in ALBDs, which accounted for $125 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $101 million, and a continuing recovery in overall cruise ticket pricing, which accounted for $58 million. Our cruise ticket pricing increase was affected by the impacts of the geo-political events in the Middle East and North Africa (“MENA”), and to a lesser extent, the earthquake and nuclear disaster in Japan. These events resulted in deployment changes we made to avoid calling on ports in those areas (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 23% of 2011 total revenues is substantially all comprised of onboard and other cruise revenues, which increased by $80 million, or 10.9%, to $817 million in 2011 from $737 million in 2010. This increase was substantially all caused by our 5.0% capacity increase in ALBDs, which accounted for $37 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $23 million, and higher onboard spending from our guests. Onboard and other revenues included concession revenues of $254 million in 2011 and $218 million in 2010.

North America Brands

Approximately 74% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $99 million, or 6.9%, to $1.5 billion in 2011 from $1.4 billion in 2010. Substantially all of this increase was due to the continuing recovery in overall cruise ticket pricing, which accounted for $51 million, and our 2.9% capacity increase in ALBDs, which accounted for $41 million. The cruise ticket pricing for our Caribbean itineraries during the 2011 second quarter improved, as expected, over the more difficult 2011 first quarter Caribbean season, which was impacted by higher industry capacity being deployed during the winter season.

The remaining 26% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased by $29 million, or 5.9%, to $527 million in 2011 from $498 million in 2010. The increase was substantially all due to our 2.9% capacity increase in ALBDs, which accounted for $14 million, and higher onboard spending from our guests. Onboard and other revenues included concession revenues of $160 million in 2011 and $145 million in 2010.

EAA Brands

Approximately 82% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased $181 million, or 17.1%, to $1.2 billion in 2011 from $1.1 billion in 2010. This increase was caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $101 million, and our 8.6% capacity increase in ALBDs, which accounted for $91 million. Our cruise ticket pricing was affected by the impacts of the geo-political events in MENA, and to a lesser extent, the earthquake and nuclear disaster in Japan (each of these events resulted in deployment changes). Our EAA brand itineraries cruise ticket pricing outside of Europe showed improvement, particularly in the Caribbean and other areas.

The remaining 18% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased $49 million, or 22.3%, to $267 million in 2011 from $219 million in 2010. This increase was substantially all due to a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $23 million, our 8.6% capacity increase in ALBDs, which accounted for $19 million, and higher onboard spending from our guests, partially offset by lower shore excursion revenues due to the MENA deployment changes. Onboard and other revenues included concession revenues of $94 million in 2011 and $73 million in 2010.

Costs and Expenses

Consolidated

Operating costs and expenses increased $356 million, or 16.4%, to $2.5 billion in 2011 from $2.2 billion in 2010. Substantially all of this increase was due to $151 million of higher fuel prices, our 5.0% capacity increase in ALBDs, which accounted for $106 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $65 million, and inflationary pressures on crew travel, food and other hotel operating expenses.

Selling and administrative expenses increased $36 million, or 8.9%, to $440 million in 2011 from $404 million in 2010. The majority of the increase was due to our 5.0% capacity increase in ALBDs, which accounted for $20 million.

Depreciation and amortization expense increased $31 million, or 8.9%, to $380 million in 2011 from $349 million in 2010. The majority of the increase was due to our 5.0% capacity increase in ALBDs principally through the addition of new ships, which accounted for $17 million.

Our total costs and expenses as a percentage of revenues increased to 92.3% in 2011 from 89.3% in 2010.

North America Brands

Operating costs and expenses increased $181 million, or 14.3%, to $1.4 billion in 2011 from $1.3 billion in 2010. This increase was driven by higher fuel prices, which accounted for $90 million, and our 2.9% capacity increase in ALBDs, which accounted for $36 million.

Selling and administrative expenses increased $11 million, or 4.8%, to $238 million in 2011 from $227 million in 2010.

Depreciation and amortization expense increased $8 million, or 3.8%, to $216 million in 2011 from $208 million in 2010.

Our total costs and expenses as a percentage of total revenues increased to 92.1% in 2011 from 87.8% in 2010.

EAA Brands

Operating costs and expenses increased $180 million, or 20.6%, to $1.1 billion in 2011 from $872 million in 2010. The increase was caused by our 8.6% capacity increase in ALBDs, which accounted for $75 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $65 million, and higher fuel prices, which accounted for $62 million.

Selling and administrative expenses increased $24 million, or 16.4%, to $170 million in 2011 from $146 million in 2010. The increase was caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $13 million, and our 8.6% capacity increase in ALBDs, which also accounted for $13 million.

Depreciation and amortization expense increased $21 million, or 16.8%, to $146 million in 2011 from $125 million in 2010 caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $12 million, and $11 million from our 8.6% capacity increase in ALBDs principally through the addition of new ships.

Our total costs and expenses as a percentage of total revenues increased to 90.6% in 2011 from 89.3% in 2010.

Operating Income

Our consolidated operating income decreased $70 million, or 20.1%, to $279 million in 2011 from $349 million in 2010. Our North America brands’ operating income decreased $72 million, or 30.5%, to $164 million in 2011 from $236 million in 2010, and our EAA brands’ operating income increased $5 million, or 3.6%, to $142 million in 2011 from $137 million in 2010. These decreases and increases were primarily due to the reasons discussed above.

Nonoperating (Expense) Income

The majority of the $15 million increase in other income to $13 million in 2011 from other expense of $2 million in 2010 was due to foreign currency transaction gains.

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

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor and report our non-GAAP financial measures assuming the 2011 periods’ currency exchange rates have remained constant with the 2010 periods’ rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended May 31,
		2011 Constant
	2011	Dollar	2010
Passenger ticket revenues	$2,778	$2,678	$2,499
Onboard and other revenues	817	794	737

Gross cruise revenues	3,595	3,472	3,236

Less cruise costs
Commissions, transportation and other	(562)	(542)	(512)
Onboard and other	(121)	(116)	(106)

	(683)	(658)	(618)

Net passenger ticket revenues	2,216	2,136	1,987
Net onboard and other revenues	696	678	631

Net cruise revenues	$2,912	$2,814	$2,618

ALBDs	17,402,349	17,402,349	16,575,242

Gross revenue yields	$206.60	$199.49	$195.22
% increase vs. 2010	5.8%	2.2%
Net revenue yields	$167.39	$161.67	$157.97
% increase vs. 2010	6.0%	2.3%
Net passenger ticket revenue yields	$127.37	$122.74	$119.89
% increase vs. 2010	6.2%	2.4%
Net onboard and other revenue yields	$40.03	$38.94	$38.07
% increase vs. 2010	5.1%	2.3%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended May 31,
		2011 Constant
	2011	Dollar	2010
Cruise operating expenses	$2,494	$2,429	$2,133
Cruise selling and administrative expenses	434	421	396

Gross cruise costs	2,928	2,850	2,529
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(562)	(542)	(512)
Onboard and other	(121)	(116)	(106)

Net cruise costs	2,245	2,192	1,911
Less fuel	(579)	(579)	(416)

Net cruise costs excluding fuel	$1,666	$1,613	$1,495

ALBDs	17,402,349	17,402,349	16,575,242

Gross cruise costs per ALBD	$168.28	$163.77	$152.55
% increase vs. 2010	10.3%	7.4%
Net cruise costs per ALBD	$129.07	$125.95	$115.29
% increase vs. 2010	11.9%	9.2%
Net cruise costs excluding fuel per ALBD	$95.75	$92.64	$90.22
% increase vs. 2010	6.1%	2.7%

Net cruise revenues increased $294 million, or 11.2%, to $2.9 billion in 2011 from $2.6 billion in 2010. This was caused by a 5.0% capacity increase in ALBDs, which accounted for $131 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $100 million, and a 2.3% increase in constant dollar net revenue yields, which accounted for $65 million. The 2.3% increase in net revenue yields on a constant dollar basis was comprised of a 2.4% increase in net passenger ticket revenue yields and a 2.3% increase in net onboard and other revenue yields. The 2.4% increase in net passenger ticket revenue yields was driven by stronger North America brand yields and slightly higher EAA brand yields were impacted by the geo-political events in MENA, and to a lesser extent, the earthquake and nuclear disaster in Japan (each of these events resulted in deployment changes). Net onboard and other revenue yields increased 2.3% on a constant dollar basis primarily due to higher onboard spending by guests from our North America brands, partially offset by lower shore excursion revenues from our EAA brands due to the MENA deployment changes. Gross cruise revenues increased $359 million, or 11.1%, to $3.6 billion in 2011 from $3.2 billion in 2010 for principally the same reasons as discussed above.

Net cruise costs excluding fuel increased $171 million, or 11.4%, to $1.7 billion in 2011 from $1.5 billion in 2010. This was caused by a 5.0% capacity increase in ALBDs, which accounted for $75 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $54 million, a 2.7% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $42 million and was driven by inflationary pressures on crew travel, food, and other hotel operating expenses.

Fuel costs increased $163 million, or 39.2%, to $579 million in 2011 from $416 million in 2010. This was caused by higher fuel prices, which accounted for $151 million, and a 5.0% capacity increase in ALBDs, which accounted for $21 million, and was partially offset by lower fuel consumption per ALBD.

Gross cruise costs increased $399 million, or 15.8%, to $2.9 billion in 2011 from $2.5 billion in 2010 for principally the same reasons as discussed above.

Six Months Ended May 31, 2011 (“2011”) Compared to the Six Months Ended May 31, 2010 (“2010”)

Revenues

Consolidated

Approximately 77% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $490 million, or 9.9%, to $5.4 billion in 2011 from $4.9 billion in 2010. Substantially all of this increase was due to our 5.0% capacity increase in ALBDs, which accounted for $247 million, a continuing recovery in overall cruise ticket pricing, which accounted for $138 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $64 million. Our cruise ticket pricing increase was affected by the impacts of the geo-political events in MENA, and to a lesser extent, the earthquake and resulting nuclear disaster in Japan. These events resulted in deployment changes we made to avoid calling on ports in those areas (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 23% of 2011 total revenues is substantially all comprised of onboard and other cruise revenues, which increased by $108 million, or 7.4%, to $1.6 billion in 2011 from $1.5 billion in 2010. This increase was principally driven by our 5.0% capacity increase in ALBDs, which accounted for $73 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $18 million. Onboard and other revenues included concession revenues of $476 million in 2011 and $429 million in 2010.

North America Brands

Approximately 74% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $134 million, or 4.7%, to $3.0 billion in 2011 from $2.8 billion in 2010. This increase was substantially all due to our 2.3% capacity increase in ALBDs, which accounted for $65 million, and a continuing recovery in overall cruise ticket pricing, which accounted for $55 million. Our cruise ticket pricing increase was impacted by higher industry capacity being deployed in the Caribbean during the winter season.

The remaining 26% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased by $28 million, or 2.8%, to $1.0 billion in 2011 from $991 million in 2010. This increase was principally due to our 2.3% capacity increase in ALBDs. Onboard and other revenues included concession revenues of $296 million in 2011 and $285 million in 2010.

EAA Brands

Approximately 83% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased $356 million, or 17.0%, to $2.5 billion in 2011 from $2.1 billion in 2010. This increase was principally due to our 9.6% capacity increase in ALBDs, which accounted for $202 million, and higher cruise ticket pricing, which accounted for $76 million. Substantially all of the cruise ticket pricing increase was achieved in our 2011 first quarter South America season, which rebounded from last year’s challenging season that was impacted by significant increases in industry capacity. Our cruise ticket pricing was affected by the impacts of the geo-political events in MENA, and to a lesser extent, the earthquake and nuclear disaster in Japan (each of these events resulted in deployment changes).

The remaining 17% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased $79 million, or 18.1%, to $513 million in 2011 from $434 million in 2010. The increase was principally due to our 9.6% capacity increase in ALBDs, which accounted for $42 million, and slightly higher onboard spending from our guests, partially offset by lower shore excursion revenues due to the MENA deployment changes. Onboard and other revenues included concession revenues of $180 million in 2011 and $144 million in 2010.

Costs and Expenses

Consolidated

Operating costs and expenses increased $569 million, or 13.1%, to $4.9 billion in 2011 from $4.3 billion in 2010. The increase was principally due to our 5.0% capacity increase in ALBDs, which accounted for $215 million, higher fuel prices, which accounted for $190 million, the nonrecurrence of the gain recognized in other ship operating costs in 2010 from the sale of P&O Cruises (UK)’s Artemis, which accounted for $44 million, and inflationary pressures on crew travel, food and other hotel operating expenses.

Selling and administrative expenses increased $62 million, or 7.8%, to $862 million in 2011 from $800 million in 2010. This increase was primarily driven by our 5.0% capacity increase in ALBDs, which accounted for $39 million.

Depreciation and amortization expense increased $53 million, or 7.6%, to $747 million in 2011 from $694 million in 2010 primarily driven by $34 million from our 5.0% capacity increase in ALBDs principally through the addition of new ships.

Our total costs and expenses as a percentage of revenues increased to 92.7% in 2011 from 90.6% in 2010.

North America Brands

Operating costs and expenses increased $237 million, or 9.3%, to $2.8 billion in 2011 from $2.5 billion in 2010. This increase was primarily driven by higher fuel prices, which accounted for $112 million, and our 2.3% capacity increase in ALBDs, which accounted for $58 million.

Selling and administrative expenses increased $20 million, or 4.4%, to $472 million in 2011 from $452 million in 2010.

Depreciation and amortization expense increased $15 million, or 3.6%, to $429 million in 2011 from $414 million in 2010.

Our total costs and expenses as a percentage of total revenues increased to 92.1% in 2011 from 88.9% in 2010.

EAA Brands

Operating costs and expenses increased $348 million, or 19.7%, to $2.1 billion in 2011 from $1.8 billion in 2010. The increase was principally due to our 9.6% capacity increase in ALBDs, which accounted for $169 million, higher fuel prices, which accounted for $77 million, and the nonrecurrence of the gain recognized in 2010 from the sale of Artemis, which accounted for $44 million.

Selling and administrative expenses increased $39 million, or 13.6%, to $326 million in 2011 from $287 million in 2010. The increase was primarily driven by our 9.6% capacity increase in ALBDs.

Depreciation and amortization expense increased $32 million, or 12.9%, to $281 million in 2011 from $249 million in 2010. The increase was primarily due to our 9.6% capacity increase in ALBDs principally through the addition of new ships.

Our total costs and expenses as a percentage of total revenues increased to 91.5% in 2011 from 90.7% in 2010.

Operating Income

Our consolidated operating income decreased $90 million, or 14.9%, to $514 million in 2011 from $604 million in 2010. Our North America brands’ operating income decreased $110 million, or 25.9%, to $315 million in 2011 from $425 million in 2010, and our EAA brands’ operating income increased $16 million, or 6.8%, to $253 million in 2011 from $237 million in 2010. These decreases and increases were primarily due to the reasons discussed above.

Nonoperating (Expense) Income

About half of the $24 million increase in other income to $19 million in 2011 from other expense of $5 million in 2010 was due to foreign currency transaction gains.

Income Taxes

Income taxes changed $19 million to an income tax expense of $3 million in 2011 from an income tax benefit of $16 million in 2010. This change was substantially all due to the benefits received from an Italian investment incentive law, which allowed AIDA and Costa Cruises to receive an $18 million income tax benefit in 2010 substantially all related to two of their newbuilds delivered in 2010.

Key Performance Non-GAAP Financial Indicators

Consolidated gross and net revenue yields were computed by dividing the gross and net revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Six Months Ended May 31,
		2011 Constant
	2011	Dollar	2010
Passenger ticket revenues	$5,430	$5,366	$4,940
Onboard and other revenues	1,574	1,556	1,466

Gross cruise revenues	7,004	6,922	6,406

Less cruise costs
Commissions, transportation and other	(1,226)	(1,221)	(1,092)
Onboard and other	(241)	(237)	(219)

	(1,467)	(1,458)	(1,311)

Net passenger ticket revenues	4,204	4,145	3,848
Net onboard and other revenues	1,333	1,319	1,247

Net cruise revenues	$5,537	$5,464	$5,095

ALBDs	34,089,059	34,089,059	32,465,324

Gross revenue yields	$205.47	$203.07	$197.31
% increase vs. 2010	4.1%	2.9%
Net revenue yields	$162.44	$160.30	$156.91
% increase vs. 2010	3.5%	2.2%
Net passenger ticket revenue yields	$123.33	$121.60	$118.51
% increase vs. 2010	4.1%	2.6%
Net onboard and other revenue yields	$39.12	$38.70	$38.40
% increase vs. 2010	1.9%	0.8%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Six Months Ended May 31,
		2011 Constant
	2011	Dollar	2010
Cruise operating expenses	$4,880	$4,843	$4,300
Cruise selling and administrative expenses	850	841	785

Gross cruise costs	5,730	5,684	5,085
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,226)	(1,221)	(1,092)
Onboard and other	(241)	(237)	(219)

Net cruise costs	4,263	4,226	3,774
Less fuel	(1,029)	(1,029)	(813)

Net cruise costs excluding fuel	$3,234	$3,197	$2,961

ALBDs	34,089,059	34,089,059	32,465,324

Gross cruise costs per ALBD	$168.10	$166.73	$156.64
% increase vs. 2010	7.3%	6.4%
Net cruise costs per ALBD	$125.07	$123.96	$116.25
% increase vs. 2010	7.6%	6.6%
Net cruise costs excluding fuel per ALBD	$94.87	$93.76	$91.21
% increase vs. 2010	4.0%	2.8%

Net cruise revenues increased $442 million, or 8.7%, to $5.5 billion in 2011 from $5.1 billion in 2010. This was caused by a 5.0% capacity increase in ALBDs, which accounted for $255 million, a 2.2% increase in constant dollar net revenue yields, which accounted for $116 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $71 million. The 2.2% increase in net revenue yields on a constant dollar basis was comprised of a 2.6% increase in net passenger ticket revenue yields and a 0.8% increase in net onboard and other revenue yields. The 2.6% increase in net passenger ticket revenue yields was driven by stronger EAA brand yields as a result of yield improvements in South America, which rebounded from last year’s challenging season. The 2.6% increase in net passenger ticket revenue yields was impacted by the geo-political events in MENA and the earthquake and nuclear disaster in Japan (each of these events resulted in deployment changes), and slightly weaker North America brand yields in Caribbean itineraries as a result of higher industry capacity being deployed in the Caribbean during the winter season. Net onboard and other revenue yields increased primarily due to our 5.0% capacity increase in ALBDs and higher onboard spending from our guests, partially offset by lower shore excursion revenues from our EAA brands due to the MENA deployment changes and the nonrecurrence of minimum concessionaire guarantee payments and a litigation settlement that were recognized in 2010. Gross cruise revenues increased $598 million, or 9.3%, to $7.0 billion in 2011 from $6.4 billion in 2010 for principally the same reasons as discussed above.

Net cruise costs excluding fuel increased $273 million, or 9.2%, to $3.2 billion in 2011 from $3.0 billion in 2010. This was primarily driven by our 5.0% capacity increase in ALBDs, which accounted for $148 million, and a 2.8% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $87 million. The majority of the 2.8% increase in constant dollar net cruise costs excluding fuel per ALBD was due to the $44 million gain recognized in 2010 from the sale of Artemis. On a constant dollar basis, net cruise costs excluding fuel and the Artemis gain per ALBD were up 1.3% compared to 2010 and were driven by inflationary pressures on crew travel, food and other hotel operating expenses.

Fuel costs increased $216 million, or 26.6%, to $1.0 billion in 2011 from $813 million in 2010. This was caused by higher fuel prices, which accounted for $190 million, and a 5.0% capacity increase in ALBDs, which accounted for $41 million, partially offset by lower fuel consumption per ALBD.

Gross cruise costs increased $645 million, or 12.7%, to $5.7 billion in 2011 from $5.1 billion in 2010 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 joint Annual Report on Form 10-K, we believe maintenance of a strong balance sheet, which enhances our financial flexibility and allows us to return free cash flow to shareholders, is the primary objective of our capital structure policy. Our current intention is to have an average of two to three new cruise ships enter service annually in 2012 and beyond. Since we have slowed down the pace of our newbuilding program, we currently believe this will lead to increasing free cash flows in 2012 and beyond. Other objectives of our capital structure policy are to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.

We continue to generate substantial cash from operations and have investment grade credit ratings, which provide us with the ability in most financial credit market environments to obtain debt funding, as required. If our long-term credit rating were to be downgraded or assigned a negative outlook, our access to, and cost of, financing may be negatively impacted. Based on our historical results, current forecast and financial condition, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund all of our expected capital projects (including shipbuilding commitments), debt service requirements, working capital needs and other firm commitments over the next several years. Our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” Although we do not believe we will be required to obtain additional new financings during the remainder of 2011, we may choose to do so if favorable opportunities arise.

At November 30, 2010, the U.S. dollar was $1.56 to sterling, $1.32 to the euro and $0.96 to the Australian dollar. Had these November 30, 2010 currency exchange rates been used to translate our May 31, 2011 non-U.S. dollar functional currency operations’ assets and liabilities instead of the May 31, 2011 U.S. dollar exchange rates of $1.65 to sterling, $1.43 to the euro and $1.07 to the Australian dollar, our total assets and liabilities would have been lower by $1.2 billion and $415 million, respectively.

Sources and Uses of Cash

Our business provided $1.8 billion of net cash from operations during the six months ended May 31, 2011 and 2010. Customer deposits and cash provided by our results of operations increased during the six months ended May 31, 2011 compared to the same period in fiscal 2010, but this increase was offset by more cash being used for our other working capital needs.

At May 31, 2011, we had a working capital deficit of $5.0 billion. This deficit included $3.7 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue transactions rather than actual current cash liabilities. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our May 31, 2011 working capital deficit included $1.2 billion of current debt obligations, which included $267 million outstanding under our commercial paper programs and $897 million outstanding under our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to meet our current debt obligations as they become due in most financial credit market environments. We also have our principal revolver available to provide long-term rollover financing should the need arise, or we choose to do so. After excluding customer deposits and current debt obligations from our May 31, 2011 working capital deficit balance, our non-GAAP adjusted working capital deficit is only $190 million. Our business model allows us to operate with an adjusted working capital deficit and, accordingly, we believe we will continue to have an adjusted working capital deficit for the foreseeable future.

During the six months ended May 31, 2011, our expenditures for capital projects were $1.6 billion, of which $1.4 billion was spent on our ongoing new shipbuilding program, including $1.2 billion for the final delivery payments for AIDAsol, Carnival Magic and Seabourn Quest. In addition to our new shipbuilding program, we had capital expenditures of $156 million for ship improvements and replacements and $91 million for buildings, information technology and other assets.

During the six months ended May 31, 2011, we repaid a net $471 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. Also, during the six months ended May 31, 2011, we repaid $320 million of other long-term debt principally for scheduled payments on export credit facilities. In addition, during the six months ended May 31, 2011, we borrowed $990 million of new other long-term debt under two export credit facilities. Finally, we paid cash dividends of $277 million during the six months ended May 31, 2011.

Future Commitments and Funding Sources

Our contractual cash obligations as of May 31, 2011 have changed compared to November 30, 2010, primarily as a result of our debt repayments and ship delivery and progress payments as noted above under “Sources and Uses of Cash,” as well as entering into a 3,611-passenger capacity newbuild contract for P&O Cruises (UK) with the Fincantieri shipyard. At May 31, 2011, the newbuild has an all-in euro-denominated aggregate cost of approximately $800 million (€155,000 per lower berth or an all-in aggregate cost of €560 million) and is expected to be delivered in February 2015.

At May 31, 2011, we had liquidity of $5.6 billion. Our liquidity consisted of $257 million of cash and cash equivalents, excluding cash on hand of $300 million used for current operations, $2.4 billion available for borrowing under our revolving credit facilities, net of commercial paper borrowings, and $2.9 billion under committed ship financings. Of this $2.9 billion of committed ship financings, $467 million, $978 million, $921 million and $579 million are scheduled to be funded in the second-half of fiscal 2011 and in fiscal 2012, 2013 and 2014, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. We rely on, and have banking relationships with, numerous large, well-established banks, which we believe will assist us in accessing multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain financial covenants as described in Note 5 to the consolidated financial statements, which is included within Exhibit 13 to our 2010 joint Annual Report on Form 10-K. At May 31, 2011, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants over the next several years. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At May 31, 2011, 56%, 41% and 3% (60%, 37% and 3% at November 30, 2010) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2011, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million general repurchase authorization back to $1 billion (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the six months ended May 31, 2011, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the “Stock Swap” programs described below.

At July 1, 2011, the remaining availability under the Repurchase Program was $787 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.4 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2012 annual general meeting, or October 12, 2012.

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

During the six months ended May 31, 2011, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the “Stock Swap” programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Material contracts

10.1*	Carnival Corporation 2011 Stock Plan.				X

10.2*	Carnival Corporation 2011 Stock Plan Non- Employee Director Restricted Stock Unit Agreement.				X

10.3*	Carnival Corporation 2011 Stock Plan Non- Employee Director Restricted Stock Award Agreement.				X

10.4	Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Banc of America Securities Limited as facilities agent and a syndicate of financial institutions.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101**	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, as filed with the SEC on July 1, 2011 formatted in XBRL, as follows:

	(i) the Consolidated Statements of Income for the three and six months ended May 31, 2011 and 2010;				X

	(ii) the Consolidated Balance Sheets at May 31, 2011 and November 30, 2010;				X

	(iii) the Consolidated Statements of Cash Flows for the six months ended May 31, 2011 and 2010; and				X

	(iv) the notes to the consolidated financial statements, tagged in summary and detail.				X
*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Micky Arison	By:/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By:/s/ Howard S. Frank	By:/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: July 1, 2011	Date: July 1, 2011