Form 10-Q
period 2011-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2011-09-30
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Large accelerated filers	☑	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 23, 2011, Carnival Corporation had outstanding 595,416,898 shares of Common Stock, $0.01 par value.	At September 23, 2011, Carnival plc had outstanding 214,699,114 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 595,416,898 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Revenues
Cruise
Passenger tickets	$3,907	$3,478	$9,336	$8,418
Onboard and other	936	847	2,511	2,313
Tour and other	215	202	249	241

	5,058	4,527	12,096	10,972

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	686	618	1,911	1,711
Onboard and other	137	131	379	350
Payroll and related	435	426	1,282	1,200
Fuel	581	396	1,611	1,209
Food	257	223	728	647
Other ship operating	575	467	1,640	1,445
Tour and other	143	128	179	174

Total	2,814	2,389	7,730	6,736
Selling and administrative	421	381	1,282	1,181
Depreciation and amortization	390	355	1,137	1,049

	3,625	3,125	10,149	8,966

Operating Income	1,433	1,402	1,947	2,006

Nonoperating (Expense) Income
Interest income	3	3	8	10
Interest expense, net of capitalized interest	(96)	(90)	(273)	(285)
Other income (expense), net	2	(2)	21	(7)

	(91)	(89)	(244)	(282)

Income Before Income Taxes	1,342	1,313	1,703	1,724
Income Tax (Expense) Benefit, Net	(5)	(10)	(8)	6

Net Income	$1,337	$1,303	$1,695	$1,730

Earnings Per Share
Basic	$1.69	$1.65	$2.14	$2.20

Diluted	$1.69	$1.62	$2.14	$2.16

Dividends Declared Per Share	$0.25	$0.10	$0.75	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	August 31, 2011	November 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$430	$429
Trade and other receivables, net	353	248
Inventories	366	320
Prepaid expenses and other	248	247

Total current assets	1,397	1,244

Property and Equipment, Net	33,243	30,967
Goodwill	3,430	3,320
Other Intangibles	1,396	1,320
Other Assets	560	639

	$40,026	$37,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$912	$740
Current portion of long-term debt	1,196	613
Accounts payable	548	503
Accrued liabilities and other	1,084	1,094
Customer deposits	3,141	2,805

Total current liabilities	6,881	5,755

Long-Term Debt	7,714	8,011
Other Long-Term Liabilities and Deferred Income	679	693
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 647 shares at 2011 and 646 shares at 2010 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 215 shares at 2011 and 214 shares at 2010 issued	357	355
Additional paid-in capital	8,167	8,094
Retained earnings	18,319	17,224
Accumulated other comprehensive income (loss)	585	(254)
Treasury stock, 48 shares at 2011 and 39 shares at 2010 of Carnival Corporation and 32 shares at 2011 and 31 shares at 2010 of Carnival plc, at cost	(2,682)	(2,394)

Total shareholders’ equity	24,752	23,031

	$40,026	$37,490

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended August 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,695	$1,730
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,137	1,049
Share-based compensation	39	33
Other	42	(21)
Changes in operating assets and liabilities
Receivables	(118)	(58)
Inventories	(36)	13
Prepaid expenses and other	39	(41)
Accounts payable	17	11
Accrued and other liabilities	(68)	87
Customer deposits	269	281

Net cash provided by operating activities	3,016	3,084

INVESTING ACTIVITIES
Additions to property and equipment	(2,435)	(2,838)
Other, net	25	102

Net cash used in investing activities	(2,410)	(2,736)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	165	300
Principal repayments of revolvers	(13)	(341)
Proceeds from revolvers	8	89
Principal repayments of other long-term debt	(1,021)	(1,081)
Proceeds from issuance of other long-term debt	990	806
Dividends paid	(474)	(158)
Purchases of treasury stock	(288)	(514)
Sales of treasury stock	-	534
Other, net	25	38

Net cash used in financing activities	(608)	(327)

Effect of exchange rate changes on cash and cash equivalents	3	(32)

Net increase (decrease) in cash and cash equivalents	1	(11)
Cash and cash equivalents at beginning of period	429	538

Cash and cash equivalents at end of period	$430	$527

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

The accompanying Consolidated Balance Sheet at August 31, 2011 and the Consolidated Statements of Income for the three and nine months ended August 31, 2011 and 2010 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2010 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

During the fourth quarter of 2010, we changed the classification of our port costs that vary with guest head counts to a gross presentation from a net presentation, which resulted in an increase in passenger ticket revenues and commissions, transportation and other costs. This change had no impact on our operating or net income. We adjusted the three and nine months ended August 31, 2010 to conform to this new classification. The amounts included on a gross basis in passenger ticket revenues and commissions, transportation and other costs were $108 million and $101 million and $311 million and $256 million for the three and nine months ended August 31, 2011 and 2010, respectively.

NOTE 2 – Debt

At August 31, 2011, unsecured short-term borrowings consisted of $659 million of commercial paper and $253 million of euro-denominated bank loans with an aggregate weighted-average interest rate of 0.7%.

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

In May 2011, we cancelled one of our undrawn revolving credit facilities in the amount of $212 million.

In May 2011, concurrently with the early termination of our existing multi-currency revolving credit facility for $2.0 billion (comprised of $1.2 billion, €400 million and £200 million), Carnival Corporation, Carnival plc and certain of Carnival plc’s subsidiaries entered into a five-year multi-currency revolving credit facility for $2.5 billion (comprised of $1.6 billion, €450 million and £150 million) (the “Facility”). The Facility currently bears interest at LIBOR/EURIBOR plus a margin of 65 bps. The margin will vary based on changes to Carnival Corporation’s and Carnival plc’s long-term credit rating. We are required to pay a commitment fee of 35% of the margin per annum on any undrawn portion. If more than one-third or if more than two-thirds of the Facility is drawn, we will incur an additional 15 bps or 30 bps utilization fee, respectively, on the total amount outstanding. At August 31, 2011, $2.0 billion was available under this Facility and our other revolving credit facilities, net of outstanding commercial paper.

In June 2011, we repaid $300 million of an unsecured floating rate export credit facility that was borrowed to pay for a portion of Queen Elizabeth’s purchase price prior to its maturity dates through 2022.

In June 2011, we repaid $136 million of an unsecured floating rate euro-denominated bank loan prior to its 2014 maturity date.

In July 2011, we cancelled our AIDAbella unsecured export credit committed ship financing in the amount of $252 million.

In August 2011, we repaid $150 million of an unsecured floating rate bank loan prior to its fiscal 2013 maturity date.

In August 2011, we obtained commitments for two unsecured export credit ship financings. The committed ship financings will provide us with the ability to borrow up to an aggregate $1.2 billion, denominated in euros. Proceeds from these financings will be used to pay for a portion of the purchase price of a Costa Cruises (“Costa”) ship, which is expected to be delivered in October 2014, and a P&O Cruises (UK) ship, which is expected to be delivered in February 2015. Each financing will have a fixed interest rate of 3.9%, although we have the option to change the interest rate to EURIBOR plus 80 bps up until 30 days prior to the applicable ship delivery date. Each financing will be due in semi-annual installments over 12 years from the date of funding and is cancellable until thirty days prior to drawing.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

In April 2011, Carnival Corporation and certain participants voluntarily unwound $87 million of one of its LILO contingent liability transactions. Accordingly, at August 31, 2011 Carnival Corporation had estimated contingent obligations totaling $421 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of August 31, 2011, be responsible for a termination payment of $61 million. In 2017, we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we would incur additional costs, although we estimate that they would be immaterial to our consolidated financial statements. For the two financial institution payment undertakers subject to this AA- credit rating threshold, one has a credit rating of AAA and the other has a credit rating of AA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $46 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

NOTE 4 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Net income	$1,337	$1,303	$1,695	$1,730

Items included in other comprehensive income (loss)
Change in foreign currency translation adjustment	52	477	760	(914)
Other	(10)	7	79	(93)

Other comprehensive income (loss)	42	484	839	(1,007)

Total comprehensive income	$1,379	$1,787	$2,534	$723

NOTE 5 – Segment Information

During the fourth quarter of 2010, we began to separate our cruise brand operating segments into three reportable cruise segments in order to provide a better understanding of our business’ performance. These three reportable cruise segments are comprised of our (1) North America cruise brands, (2) Europe, Australia & Asia (“EAA”) cruise brands and (3) Cruise Support. All information for the three and nine months ended August 31, 2010 has been restated to conform to this new cruise segment presentation. There were no changes made to our Tour and Other segment.

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess Cruises (“Princess”) and Seabourn. Our EAA cruise segment includes AIDA Cruises (“AIDA”), Costa, Cunard, Ibero Cruises (“Ibero”), P&O Cruises (UK) and P&O Cruises (Australia). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including the products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel, tour and transportation operations of Holland America Princess Alaska Tours and our two owned ships that we charter to an unaffiliated entity.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2011
North America Cruise Brands	$2,819	$1,575	$228	$220	$796
EAA Cruise Brands	2,004	1,103	160	152	589
Cruise Support	20	(7)	25	7	(5)
Tour and Other	305	233	8	11	53
Intersegment elimination	(90)	(90)	-	-	-

	$5,058	$2,814	$421	$390	$1,433

2010
North America Cruise Brands	$2,594	$1,397	$221	$214	$762
EAA Cruise Brands	1,713	873	126	123	591
Cruise Support	18	(9)	26	7	(6)
Tour and Other	292	218	8	11	55
Intersegment elimination	(90)	(90)	-	-	-

	$4,527	$2,389	$381	$355	$1,402

	Nine Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2011
North America Cruise Brands	$6,810	$4,350	$700	$649	$1,111
EAA Cruise Brands	4,975	3,215	485	432	843
Cruise Support	62	(14)	79	23	(26)
Tour and Other	349	279	18	33	19
Intersegment elimination	(100)	(100)	-	-	-

	$12,096	$7,730	$1,282	$1,137	$1,947

2010
North America Cruise Brands	$6,422	$3,935	$673	$627	$1,187
EAA Cruise Brands	4,249	2,636	413	372	828
Cruise Support	60	(9)	72	20	(23)
Tour and Other	346	279	23	30	14
Intersegment elimination	(105)	(105)	-	-	-

	$10,972	$6,736	$1,181	$1,049	$2,006

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Net income	$1,337	$1,303	$1,695	$1,730
Interest on dilutive convertible notes	-	3	-	9

Net income for diluted earnings per share	$1,337	$1,306	$1,695	$1,739

Weighted-average common and ordinary shares outstanding	790	789	791	788
Dilutive effect of convertible notes	-	15	-	15
Dilutive effect of equity plans	2	2	2	3

Diluted weighted-average shares outstanding	792	806	793	806

Basic earnings per share	$1.69	$1.65	$2.14	$2.20

Diluted earnings per share	$1.69	$1.62	$2.14	$2.16

Anti-dilutive stock options excluded from diluted earnings per share computations	9	11	9	10

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a material impact on the fair values of our financial instruments at August 31, 2011 and November 30, 2010. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2011		November 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents (a)	$333	$333	$404	$404
Long-term other assets (b)	$95	$90	$191	$178
Fixed rate debt (c)	$(6,600)	$(6,986)	$(6,689)	$(7,076)
Floating rate debt (c)	$(3,222)	$(3,110)	$(2,669)	$(2,630)
Other	$-	$-	$(6)	$(7)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At August 31, 2011 and November 30, 2010, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at August 31, 2011 and November 30, 2010 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at August 31, 2011 and November 30, 2010 being higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2011		November 30, 2010
	Level 1	Level 2	Level 1	Level 2
Cash equivalents (a)	$97	$-	$25	$-
Marketable securities held in rabbi trusts (b)	$100	$20	$105	$21
Derivatives
Ship foreign currency options (c)	$-	$-	$-	$8
Net investment hedges (d)	$-	$(7)	$-	$12
Interest rate swaps (e)	$-	$(5)	$-	$1

(a)	Cash equivalents are comprised of money market funds.
(b)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(c)	At November 30, 2010, we had foreign currency options totaling $785 million that were designated as foreign currency cash flow hedges for certain of our euro-denominated shipbuilding contracts. These foreign currency options matured through May 2011.
(d)	At August 31, 2011 and November 30, 2010, we have foreign currency forwards totaling $247 million and $352 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency and were principally entered into to convert U.S. dollar-denominated debt into euro debt. These foreign currency forwards mature through July 2017.
(e)

We have both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At August 31, 2011 and November 30, 2010, these interest rate swap agreements effectively changed $528 million and $512 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. These interest rate swaps mature through June 2012. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At August 31, 2011 and November 30, 2010, these interest rate swap agreements effectively changed $349 million and $333 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps mature through February 2022.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The carrying amount of our goodwill has been allocated to our North America and EAA cruise brands as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2010	$1,898	$1,422	$3,320
Foreign currency translation adjustment	-	110	110

Balance at August 31, 2011	$1,898	$1,532	$3,430

As of July 31, 2011, we performed our annual goodwill impairment reviews by comparing the estimated fair value of the cruise brand to the carrying value of the net assets allocated to that cruise brand. All of our cruise brands carry goodwill, except for Seabourn. No goodwill was considered to be impaired because the estimated fair value of each cruise brand exceeded its respective carrying value and, accordingly, we did not proceed to step two of the impairment analysis.

In determining the estimated cruise brand fair values, we considered both their (a) discounted future cash flow analysis and (b) market multiples of comparable publicly-traded companies. The principal assumptions used in our cash flow analysis related to forecasting future operating results, including net revenue yields, net cruise costs including fuel prices, capacity changes, including the expected deployment of vessels into, or out of, the cruise brand, weighted-average cost of capital for comparable publicly-traded companies, adjusted for the risk attributable to the cruise brand including the geographic region in which it operates, that ranged from 10% to 13%, and terminal values, which are all considered level 3 inputs.

We believe the estimated fair value for each of our cruise brands that carry goodwill significantly exceeds the carrying value of their allocated net assets, except for Ibero. At July 31, 2011, Ibero’s estimated fair value only exceeded its carrying value by 2%, or $12 million. We performed a sensitivity analysis to identify the magnitude of the changes to Ibero’s principal discounted cash flow assumptions that would eliminate this excess. Based on this analysis, relatively minor changes to these assumptions would lead to an Ibero impairment.

Given the continuing weakness of the Spanish economy and its impact on the vacation industry, it is possible that Ibero’s goodwill, which was $167 million at July 31, 2011, could become impaired in the future if the Spanish vacation industry does not recover enough to enable Ibero to increase its cruise pricing. The recoverability of Ibero’s goodwill is not without doubt because it is difficult to predict the timing of the resurgence of the Spanish economy and its vacation industry.

The carrying amount of our intangible assets not subject to amortization, which represents trademarks, has been allocated to our North America and EAA cruise brands as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2010	$927	$384	$1,311
Foreign currency translation adjustment	-	30	30

Balance at August 31, 2011	$927	$414	$1,341

As of July 31, 2011, we also performed our annual trademark impairment reviews by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have trademark amounts recorded are AIDA, Ibero, P&O Cruises (Australia), P&O Cruises (UK) and Princess. The estimated fair value for each of our trademarks significantly exceeded its respective carrying value and, therefore, none of our trademarks were impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues and royalty rates that a market participant would forecast. The royalty rates are estimated primarily using comparable royalty agreements for similar industries.

The determination of our cruise brand and trademark fair values include numerous assumptions, which are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair values, then we may need to recognize a material impairment charge.

At August 31, 2011 and November 30, 2010, our intangible assets subject to amortization are immaterial to our consolidated financial statements.

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

The effective portions of our net foreign currency derivative (losses) and gains on cash flow hedges recognized in other comprehensive income (loss) in the three and nine months ended August 31, 2011 and 2010 totaled $(9) million ($6 million in 2010) and $73 million ($(94) million in 2010), respectively.

The effective portions of our net foreign currency derivative gains and (losses) on net investment hedges recognized in other comprehensive income (loss) in the three and nine months ended August 31, 2011 and 2010 totaled $1 million ($(1) million in 2010) and $(22) million ($84 million in 2010), respectively.

There are no amounts excluded from the assessment of hedge effectiveness, and there are no credit risk related contingent features in our derivative agreements. The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of August 31, 2011 and November 30, 2010 and for the three and nine months ended August 31, 2011 and 2010 where such impacts are not significant.

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

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt and other obligations, including the effect of foreign currency forwards, in our foreign operations’ functional currencies, generally the euro or sterling. As of August 31, 2011 and November 30, 2010, we have designated $3.5 billion and $3.0 billion of our euro and sterling debt and other obligations, respectively, which debt matures through 2021, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $(59) million and $183 million of cumulative foreign currency transaction (losses) and gains in the cumulative translation adjustment component of AOCI at August 31, 2011 and November 30, 2010, respectively, which offsets a portion of the gains and losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and nine months ended August 31, 2011 and 2010, we recognized foreign currency transaction (losses) and gains of $(23) million ($(86) million in 2010) and $(242) million ($342 million in 2010), respectively, in the cumulative translation adjustment component of AOCI.

Newbuild Currency Risks

At August 31, 2011, 32% of our newbuild passenger capacity under euro-denominated contracts are exposed to currency risk, which is comprised of two Princess and one P&O Cruises (UK) newbuilds expected to be delivered in May 2013, May 2014 and February 2015. In the past, we have used foreign currency derivative contracts and nonderivative financial instruments to manage foreign currency exchange rate risk for some of these types of ship construction contracts. At August 31, 2011, none of our newbuild passenger capacity under contract that is exposed to currency risk is hedged. At August 31, 2011, 68% of our newbuild passenger capacity under contract is for our European and North American cruise brands that do not have significant currency risk because all of these ships are contracted for in euros or U.S. dollars, which are the functional currencies of these brands, or the non-functional currency new ship progress payments have already been made. The newbuild passenger capacity includes two AIDA ships, which are subject to customary closing conditions, including execution of shipbuilding contracts and financing.

Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, exchange rate correlation, economic trends, our overall expected net cash flows by currency and other offsetting risks. Our shipbuilding contracts are typically denominated in euros.

The cost of shipbuilding orders that we may place in the future for our cruise brands that is denominated in a currency that is different than their functional currency is expected to be affected by foreign currency exchange rate fluctuations. Given the movement in the U.S. dollar and sterling relative to the euro over the past several years, the U.S. dollar and sterling cost to order new cruise ships has been volatile. If the U.S. dollar or sterling declines against the euro, this may affect our desire to order future new cruise ships for U.S. dollar or sterling functional currency brands.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At August 31, 2011, 65% and 35% (69% and 31% at November 30, 2010) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

NOTE 8 – Shareholders’ Equity

During August 2011, we repurchased 9.2 million shares of Carnival Corporation common stock for $281 million under the general repurchase authorization program (“Repurchase Program”). In addition, during August 2011 Carnival Investments Limited, a subsidiary of Carnival Corporation, also repurchased 240,000 ordinary shares of Carnival plc for $7 million under the Repurchase Program. At August 31, 2011, the remaining availability under the Repurchase Program was $499 million.

NOTE 9 – Impairment

During the three months ended August 31, 2011, we recorded a $13 million impairment charge as a result of the sale of the
754-passenger capacity Costa Marina, which is expected to leave the fleet in November 2011. This impairment charge is included in other ship operating expenses in the accompanying Consolidated Statements of Income.

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

Outlook for the 2011 Fourth Quarter and Full Year

On September 20, 2011, we said that we expected our fully diluted earnings per share for the 2011 fourth quarter and full year would be in the ranges of $0.26 to $0.30 and $2.40 to $2.44, respectively. Our 2011 fourth quarter guidance was based on fuel prices of $686 per metric ton. In addition, this 2011 fourth quarter guidance was based on currency rates of $1.36 to the euro, $1.58 to the sterling and $1.03 to the Australian dollar. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

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

The year-over-year percentage increase in our ALBD capacity for the 2011 fourth quarter is currently expected to be 5.8%. The year-over-year percentage increase in our annual ALBD capacity for fiscal 2011, 2012, 2013 and 2014 is currently expected to be 5.2%, 4.5%, 3.2% and 2.4%, respectively. The above percentage increases result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters and sales. Accordingly, the scheduled withdrawal from service of Costa Marina in November 2011 has been reflected in these percentages.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2011	2010	2011	2010
Passengers carried (in thousands)	2,676	2,617	7,192	6,888
Occupancy percentage (a)	111.9%	111.1%	107.2%	106.2%
Fuel consumption (metric tons in thousands)	847	838	2,537	2,473
Fuel cost per metric tons consumed	$686	$473	$635	$489
Currencies
U.S. dollar to €1	$1.43	$1.27	$1.40	$1.32
U.S. dollar to £1	$1.63	$1.52	$1.61	$1.54
U.S. dollar to Australian dollar	$1.06	$0.88	$1.03	$0.89

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2011 (“2011”) Compared to the Three Months Ended August 31, 2010 (“2010”)

Revenues

Consolidated

Approximately 77% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $429 million, or 12.3%, to $3.9 billion in 2011 from $3.5 billion in 2010. This increase was substantially due to a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $177 million, our 4.8% capacity increase in ALBDs, which accounted for $168 million, and a continuing recovery in overall cruise ticket pricing, which accounted for $69 million. Our cruise ticket pricing increase was affected by the close-in deployment changes resulting from the geo-political events in the Middle East and North Africa (“MENA”) (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 23% of 2011 total revenues is principally comprised of onboard and other cruise revenues, which increased by $89 million, or 10.5%, to $936 million in 2011 from $847 million in 2010. This increase was principally due to our 4.8% capacity increase in ALBDs, which accounted for $41 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $36 million. Onboard and other revenues included concession revenues of $337 million in 2011 and $288 million in 2010.

North America Brands

Approximately 79% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $185 million, or 9.1%, to $2.2 billion in 2011 from $2.0 billion in 2010. This increase was substantially due to higher overall cruise ticket pricing, which accounted for $104 million, driven by Alaska, Caribbean and Mexican Riviera itineraries, partially offset by the impact from MENA on European itineraries, and our 3.3% capacity increase in ALBDs, which accounted for $68 million.

The remaining 21% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased by $40 million, or 7.2%, to $597 million in 2011 from $557 million in 2010. This increase was substantially due to our 3.3% capacity increase in ALBDs, which accounted for $19 million, and higher onboard spending by our guests. Onboard and other revenues included concession revenues of $214 million in 2011 and $190 million in 2010.

EAA Brands

Approximately 84% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased $244 million, or 16.9%, to $1.7 billion in 2011 from $1.4 billion in 2010. This increase was caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $177 million, and our 7.2% capacity increase in ALBDs, which accounted for $104 million. Cruise ticket pricing for our EAA brands, which are principally cruising in Europe during the third quarter, declined as a result of the close-in MENA deployment changes.

The remaining 16% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased $47 million, or 17.4%, to $319 million in 2011 from $272 million in 2010. This increase was caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $36 million, and our 7.2% capacity increase in ALBDs, which accounted for $20 million. These increases were partially offset by lower onboard revenues in part due to lower shore excursion revenues resulting from the MENA deployment changes. Onboard and other revenues included concession revenues of $123 million in 2011 and $98 million in 2010.

Costs and Expenses

Consolidated

Operating costs and expenses increased $425 million, or 17.8%, to $2.8 billion in 2011 from $2.4 billion in 2010. This increase was substantially due to $181 million of higher fuel prices, our 4.8% capacity increase in ALBDs, which accounted for $109 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $97 million. In addition, the increase was due to inflationary pressures on crew travel, food, freight and other hotel operating expenses. Finally, we had several other items, such as the nonrecurrence of a litigation settlement gain recognized in 2010, which accounted for $17 million, and a $13 million impairment charge in 2011 related to the sale of Costa Marina. The impact of these other items on 2011 was fully offset by the nonrecurrence of a $41 million Merchant Navy Officers Pension Fund expense recorded in 2010.

Selling and administrative expenses increased $40 million, or 10.5%, to $421 million in 2011 from $381 million in 2010. This increase was substantially due to $18 million from our 4.8% capacity increase in ALBDs, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which also accounted for $18 million.

Depreciation and amortization expense increased $35 million, or 9.9%, to $390 million in 2011 from $355 million in 2010. This increase was substantially due to $17 million from our 4.8% capacity increase in ALBDs, principally through the addition of new ships, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which also accounted for $17 million.

Our total costs and expenses as a percentage of revenues increased to 71.7% in 2011 from 69.0% in 2010.

North America Brands

Operating costs and expenses increased $178 million, or 12.7%, to $1.6 billion in 2011 from $1.4 billion in 2010. This increase was substantially due to higher fuel prices, which accounted for $112 million, and our 3.3% capacity increase in ALBDs, which accounted for $47 million.

Selling and administrative expenses increased $7 million, or 3.2%, to $228 million in 2011 from $221 million in 2010.

Depreciation and amortization expense increased $6 million, or 2.8%, to $220 million in 2011 from $214 million in 2010.

Our total costs and expenses as a percentage of total revenues increased to 71.8% in 2011 from 70.6% in 2010.

EAA Brands

Operating costs and expenses increased $230 million, or 26.3%, to $1.1 billion in 2011 from $873 million in 2010. The increase was caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $97 million, higher fuel prices, which accounted for $69 million, and our 7.2% capacity increase in ALBDs, which accounted for $63 million.

Selling and administrative expenses increased $34 million, or 27.0%, to $160 million in 2011 from $126 million in 2010. The increase was principally due to a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $18 million, and our 7.2% capacity increase in ALBDs, which accounted for $9 million.

Depreciation and amortization expense increased $29 million, or 23.6%, to $152 million in 2011 from $123 million in 2010. The increase was substantially due to a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $17 million, and $9 million from our 7.2% capacity increase in ALBDs principally through the addition of new ships.

Our total costs and expenses as a percentage of total revenues increased to 70.6% in 2011 from 65.5% in 2010.

Operating Income

Our consolidated operating income of $1.4 billion increased slightly in 2011 compared to 2010. Our North America brands’ operating income increased $34 million, or 4.5%, to $796 million in 2011 from $762 million in 2010, and our EAA brands’ operating income decreased only $2 million, or 0.3%, to $589 million in 2011 from $591 million in 2010. These increases and decreases were primarily due to the reasons discussed above.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended August 31,
	2011	2011 Constant Dollar	2010
Passenger ticket revenues	$3,907	$3,730	$3,478
Onboard and other revenues	936	901	847

Gross cruise revenues	4,843	4,631	4,325

Less cruise costs
Commissions, transportation and other	(686)	(653)	(618)
Onboard and other	(137)	(132)	(131)

	(823)	(785)	(749)

Net passenger ticket revenues	3,221	3,077	2,860
Net onboard and other revenues	799	769	716

Net cruise revenues	$4,020	$3,846	$3,576

ALBDs	18,089,807	18,089,807	17,255,120

Gross revenue yields	$267.70	$255.96	$250.67
% increase vs. 2010	6.8%	2.1%
Net revenue yields	$222.21	$212.57	$207.23
% increase vs. 2010	7.2%	2.6%
Net passenger ticket revenue yields	$178.06	$170.07	$165.73
% increase vs. 2010	7.4%	2.6%
Net onboard and other revenue yields	$44.15	$42.50	$41.50
% increase vs. 2010	6.4%	2.4%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended August 31,
	2011	2011 Constant Dollar	2010
Cruise operating expenses	$2,671	$2,574	$2,261
Cruise selling and administrative expenses	413	396	373

Gross cruise costs	3,084	2,970	2,634
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(686)	(653)	(618)
Onboard and other	(137)	(132)	(131)

Net cruise costs	2,261	2,185	1,885
Less fuel	(581)	(581)	(396)

Net cruise costs excluding fuel	$1,680	$1,604	$1,489

ALBDs	18,089,807	18,089,807	17,255,120

Gross cruise costs per ALBD	$170.49	$164.17	$152.69
% increase vs. 2010	11.7%	7.5%
Net cruise costs per ALBD	$125.00	$120.78	$109.24
% increase vs. 2010	14.4%	10.6%
Net cruise costs excluding fuel per ALBD	$92.88	$88.66	$86.28
% increase vs. 2010	7.6%	2.8%

Net cruise revenues increased $444 million, or 12.4%, to $4.0 billion in 2011 from $3.6 billion in 2010. This was caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $174 million, a 4.8% capacity increase in ALBDs, which accounted for $173 million, and a 2.6% increase in constant dollar net revenue yields, which accounted for $97 million. The 2.6% increase in net revenue yields on a constant dollar basis was comprised of a 2.6% increase in net passenger ticket revenue yields and a 2.4% increase in net onboard and other revenue yields. The 2.6% increase in net passenger ticket revenue yields was driven by stronger North America brand yields in Alaska, Caribbean and Mexican Riviera itineraries, and were partially offset by lower EAA brand yields that declined as a result of the close-in MENA deployment changes. Net onboard and other revenue yields increased 2.4% on a constant dollar basis driven by higher onboard spending from our North America brands, partially offset by lower onboard revenues from our EAA brands in part due to lower shore excursion revenues resulting from the MENA deployment changes. Gross cruise revenues increased $518 million, or 12.0%, to $4.8 billion in 2011 from $4.3 billion in 2010 for principally the same reasons as discussed above.

Net cruise costs excluding fuel increased $191 million, or 12.8%, to $1.7 billion in 2011 from $1.5 billion in 2010. This was caused by a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $76 million, a 4.8% capacity increase in ALBDs, which accounted for $72 million, and a 2.8% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $43 million. The 2.8% increase in constant dollar net cruise costs excluding fuel per ALBD was driven by inflationary pressures on crew travel, food, freight and other hotel operating expenses.

Fuel costs increased $185 million, or 46.7%, to $581 million in 2011 from $396 million in 2010. This was caused by higher fuel prices, which accounted for $181 million, and a 4.8% capacity increase in ALBDs, which accounted for $19 million, partially offset by lower fuel consumption per ALBD.

Gross cruise costs increased $450 million, or 17.1%, to $3.1 billion in 2011 from $2.6 billion in 2010 for principally the same reasons as discussed above.

Nine Months Ended August 31, 2011 (“2011”) Compared to the Nine Months Ended August 31, 2010 (“2010”)

Revenues

Consolidated

Approximately 77% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $918 million, or 10.9%, to $9.3 billion in 2011 from $8.4 billion in 2010. This increase was substantially due to our 4.9% capacity increase in ALBDs, which accounted for $416 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $241 million, and a continuing recovery in overall cruise ticket pricing, which accounted for $207 million. Our cruise ticket pricing increase was affected by the close-in deployment changes resulting from the geo-political events in MENA, and to a lesser extent, the earthquake and resulting nuclear disaster in Japan (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 23% of 2011 total revenues is substantially all comprised of onboard and other cruise revenues, which increased by $198 million, or 8.6%, to $2.5 billion in 2011 from $2.3 billion in 2010. This increase was principally driven by our 4.9% capacity increase in ALBDs, which accounted for $114 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $54 million. Onboard and other revenues included concession revenues of $812 million in 2011 and $717 million in 2010.

North America Brands

Approximately 76% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $320 million, or 6.6%, to $5.2 billion in 2011 from $4.9 billion in 2010. This increase was substantially due to a continuing recovery in overall cruise ticket pricing, which accounted for $163 million, and our 2.7% capacity increase in ALBDs, which accounted for $130 million. Our cruise ticket pricing increase was primarily driven by the continuing recovery in pricing, particularly in our seasonally strong third quarter.

The remaining 24% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased by $68 million, or 4.4%, to $1.6 billion in 2011 from $1.5 billion in 2010. This increase was caused by our 2.7% capacity increase in ALBDs, which accounted for $41 million, and higher onboard spending by our guests. Onboard and other revenues included concession revenues of $509 million in 2011 and $475 million in 2010.

EAA Brands

Approximately 83% of 2011 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased $600 million, or 16.9%, to $4.1 billion in 2011 from $3.5 billion in 2010. This increase was substantially due to our 8.8% capacity increase in ALBDs, which accounted for $310 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $241 million, and slightly higher cruise ticket pricing, which accounted for $33 million. Our cruise ticket pricing was impacted by the close-in MENA deployment changes.

The remaining 17% of 2011 total revenues is comprised of onboard and other cruise revenues, which increased $126 million, or 17.9%, to $831 million in 2011 from $705 million in 2010. The increase was caused by our 8.8% capacity increase in ALBDs, which accounted for $62 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $54 million. Onboard and other revenues included concession revenues of $303 million in 2011 and $242 million in 2010.

Costs and Expenses

Consolidated

Operating costs and expenses increased $994 million, or 14.8%, to $7.7 billion in 2011 from $6.7 billion in 2010. The increase was substantially due to higher fuel prices, which accounted for $370 million, our 4.9% capacity increase in ALBDs, which accounted for $324 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $134 million, and inflationary pressures on crew travel, food, freight and other hotel operating expenses. In addition, the increase was due to the nonrecurrence of the 2010 gain recognized from the sale of P&O Cruises (UK)’s Artemis, which accounted for $44 million.

Selling and administrative expenses increased $101 million, or 8.6%, to $1.3 billion in 2011 from $1.2 billion in 2010. The increase was principally driven by our 4.9% capacity increase in ALBDs, which accounted for $57 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $27 million.

Depreciation and amortization expense increased $88 million, or 8.4%, to $1.1 billion in 2011 from $1.0 billion in 2010. The increase was principally driven by $50 million from our 4.9% capacity increase in ALBDs principally through the addition of new ships, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $24 million.

Our total costs and expenses as a percentage of revenues increased to 83.9% in 2011 from 81.7 % in 2010.

North America Brands

Operating costs and expenses increased $415 million, or 10.5%, to $4.3 billion in 2011 from $3.9 billion in 2010. This increase was principally driven by higher fuel prices, which accounted for $224 million, and our 2.7% capacity increase in ALBDs, which accounted for $105 million.

Selling and administrative expenses increased $27 million, or 4.0%, to $700 million in 2011 from $673 million in 2010.

Depreciation and amortization expense increased $22 million, or 3.5%, to $649 million in 2011 from $627 million in 2010.

Our total costs and expenses as a percentage of total revenues increased to 83.7% in 2011 from 81.5% in 2010.

EAA Brands

Operating costs and expenses increased $579 million, or 22.0%, to $3.2 billion in 2011 from $2.6 billion in 2010. The increase was substantially due to our 8.8% capacity increase in ALBDs, which accounted for $231 million, higher fuel prices, which accounted for $146 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $134 million. In addition, the increase was due to the nonrecurrence of the 2010 gain recognized from the sale of P&O Cruises (UK)’s Artemis, which accounted for $44 million.

Selling and administrative expenses increased $72 million, or 17.4%, to $485 million in 2011 from $413 million in 2010. The increase was substantially due to our 8.8% capacity increase in ALBDs, which accounted for $36 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $27 million.

Depreciation and amortization expense increased $60 million, or 16.1%, to $432 million in 2011 from $372 million in 2010. The increase was substantially due to $33 million from our 8.8% capacity increase in ALBDs principally through the addition of new ships and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $24 million.

Our total costs and expenses as a percentage of total revenues increased to 83.1% in 2011 from 80.5% in 2010.

Operating Income

Our consolidated operating income decreased $59 million, or 2.9%, to $1.9 billion in 2011 from $2.0 billion in 2010. Our North America brands’ operating income decreased $76 million, or 6.4%, to $1.1 billion in 2011 from $1.2 billion in 2010, and our EAA brands’ operating income increased $15 million, or 1.8%, to $843 million in 2011 from $828 million in 2010. These decreases and increases were primarily due to the reasons discussed above.

Key Performance Non-GAAP Financial Indicators

Consolidated gross and net revenue yields were computed by dividing the gross and net revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Nine Months Ended August 31,
	2011	2011 Constant Dollar	2010
Passenger ticket revenues	$9,336	$9,096	$8,418
Onboard and other revenues	2,511	2,457	2,313

Gross cruise revenues	11,847	11,553	10,731

Less cruise costs
Commissions, transportation and other	(1,911)	(1,874)	(1,711)
Onboard and other	(379)	(369)	(350)

	(2,290)	(2,243)	(2,061)

Net passenger ticket revenues	7,425	7,222	6,707
Net onboard and other revenues	2,132	2,088	1,963

Net cruise revenues	$9,557	$9,310	$8,670

ALBDs	52,178,866	52,178,866	49,720,444

Gross revenue yields	$227.05	$221.40	$215.83
% increase vs. 2010	5.2%	2.6%
Net revenue yields	$183.17	$178.42	$174.37
% increase vs. 2010	5.0%	2.3%
Net passenger ticket revenue yields	$142.30	$138.40	$134.90
% increase vs. 2010	5.5%	2.6%
Net onboard and other revenue yields	$40.86	$40.02	$39.48
% increase vs. 2010	3.5%	1.4%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Nine Months Ended August 31,
	2011	2011 Constant Dollar	2010
Cruise operating expenses	$7,551	$7,417	$6,562
Cruise selling and administrative expenses	1,264	1,236	1,158

Gross cruise costs	8,815	8,653	7,720
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,911)	(1,874)	(1,711)
Onboard and other	(379)	(369)	(350)

Net cruise costs	6,525	6,410	5,659
Less fuel	(1,611)	(1,611)	(1,209)

Net cruise costs excluding fuel	$4,914	$4,799	$4,450

ALBDs	52,178,866	52,178,866	49,720,444

Gross cruise costs per ALBD	$168.93	$165.84	$155.27
% increase vs. 2010	8.8%	6.8%
Net cruise costs per ALBD	$125.05	$122.86	$113.82
% increase vs. 2010	9.9%	7.9%
Net cruise costs excluding fuel per ALBD	$94.18	$91.99	$89.50
% increase vs. 2010	5.2%	2.8%

Net cruise revenues increased $887 million, or 10.2%, to $9.6 billion in 2011 from $8.7 billion in 2010. This was caused by a 4.9% capacity increase in ALBDs, which accounted for $429 million, a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $248 million, and a 2.3% increase in constant dollar net revenue yields, which accounted for $210 million. The 2.3% increase in net revenue yields on a constant dollar basis was comprised of a 2.6% increase in net passenger ticket revenue yields and a 1.4% increase in net onboard and other revenue yields. The 2.6% increase in net passenger ticket revenue yields was driven by the continuing recovery in pricing, particularly in our North America brands during the seasonally strong third quarter, partially offset by EAA brand yields that were impacted by the close-in MENA deployment changes. The 1.4% increase in net onboard and other revenue yields results from overall higher onboard spending by our guests. Our net onboard and other revenue yields were impacted by lower onboard revenues from our EAA brands in part due to lower shore excursion revenues resulting from the MENA deployment changes and the nonrecurrence of minimum concessionaire guarantees and a litigation settlement gain that were recognized in 2010. Gross cruise revenues increased $1.1 billion, or 10.4%, to $11.8 billion in 2011 from $10.7 billion in 2010 for principally the same reasons as discussed above.

Net cruise costs excluding fuel increased $464 million, or 10.4%, to $4.9 billion in 2011 from $4.5 billion in 2010. This was caused by our 4.9% capacity increase in ALBDs, which accounted for $220 million, a 2.8% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $130 million, and a weaker U.S. dollar against the euro, sterling and Australian dollar, which accounted for $114 million. The 2.8% increase in constant dollar net cruise costs excluding fuel per ALBD was principally due to inflationary pressures on crew travel, food, freight and other hotel operating expenses and the nonrecurrence of the 2010 gain recognized from the sale of P&O Cruises (UK)’s Artemis, which accounted for $44 million. On a constant dollar basis, net cruise costs excluding fuel and the gain recognized from the sale of P&O Cruises (UK)’s Artemis per ALBD were up 1.8% compared to 2010.

Fuel costs increased $402 million, or 33.3%, to $1.6 billion in 2011 from $1.2 billion in 2010. This was caused by higher fuel prices, which accounted for $370 million, and a 4.9% capacity increase in ALBDs, which accounted for $60 million, partially offset by lower fuel consumption per ALBD.

Gross cruise costs increased $1.1 billion, or 14.2%, to $8.8 billion in 2011 from $7.7 billion in 2010 for principally the same reasons as discussed above.

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

We continue to generate substantial cash from operations and have investment grade credit ratings, which provide us with the ability in most financial credit market environments to obtain debt funding, as required. If our long-term credit rating were to be downgraded or assigned a negative outlook, our access to, and cost of, financing may be negatively impacted. Based on our historical results, current forecast and financial condition, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund all of our expected capital projects (including shipbuilding commitments), debt service requirements, working capital needs, other firm commitments and dividends over the next several years. Our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

At November 30, 2010, the U.S. dollar was $1.56 to sterling, $1.32 to the euro and $0.96 to the Australian dollar. Had these November 30, 2010 currency exchange rates been used to translate our August 31, 2011 non-U.S. dollar functional currency operations’ assets and liabilities instead of the August 31, 2011 U.S. dollar exchange rates of $1.64 to sterling, $1.45 to the euro and $1.07 to the Australian dollar, our total assets and liabilities would have been lower by $1.3 billion and $430 million, respectively.

Sources and Uses of Cash

Our business provided $3.0 billion of net cash from operations during the nine months ended August 31, 2011, a decrease of $68 million, or 2.2%, compared to $3.1 billion for the same period in fiscal 2010. This decrease was primarily caused by more cash being used for our working capital needs, partially offset by more cash being generated by our operations.

At August 31, 2011, we had a working capital deficit of $5.5 billion. This deficit included $3.1 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue transactions rather than actual current cash liabilities. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our August 31, 2011 working capital deficit included $2.1 billion of current debt obligations, which included $659 million outstanding under our commercial paper programs and $1.4 billion outstanding under our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to meet our current debt obligations as they become due in most financial credit market environments. We also have our principal revolver available to provide long-term rollover financing should the need arise, or we choose to do so. After excluding customer deposits and current debt obligations from our August 31, 2011 working capital deficit balance, our non-GAAP adjusted working capital deficit was only $235 million. Our business model allows us to operate with an adjusted working capital deficit and, accordingly, we believe we will continue to have an adjusted working capital deficit for the foreseeable future.

During the nine months ended August 31, 2011, our expenditures for capital projects were $2.4 billion, of which $2.1 billion was spent on our ongoing new shipbuilding program, including $1.8 billion for the final delivery payments for AIDAsol, Carnival Magic, Costa Favolosa and Seabourn Quest. In addition to our new shipbuilding program, we had capital expenditures of $212 million for ship improvements and replacements and $123 million for information technology, buildings and other assets.

During the nine months ended August 31, 2011, we borrowed a net $165 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. Also, we repaid $1.0 billion of other long-term debt substantially for scheduled payments on export credit facilities and the early repayment of two floating rate bank loans and a portion of one export credit facility. In addition, we borrowed $990 million of new other long-term debt under two export credit facilities. Finally, we paid cash dividends of $474 million and purchased $288 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions during the nine months ended August 31, 2011.

Future Commitments and Funding Sources

Our contractual cash obligations as of August 31, 2011 have changed compared to November 30, 2010, as a result of our debt borrowings and repayments and ship delivery and progress payments as noted above under “Sources and Uses of Cash.” In addition, during the nine months ended August 31, 2011, we entered into agreements with two shipbuilders for the construction of four ships for three of our EAA brands. At August 31, 2011, these newbuilds have an all-in euro-denominated aggregate cost of $3.0 billion and are expected to be delivered from October 2014 through March 2016. Of this $3.0 billion, $1.3 billion is related to two of the four ships, which are subject to customary closing conditions, including execution of shipbuilding contracts and financing.

At August 31, 2011, we had liquidity of $6.0 billion. Our liquidity consisted of $129 million of cash and cash equivalents, excluding cash on hand of $301 million used for current operations, $2.0 billion available for borrowing under our revolving credit facilities, net of commercial paper borrowings, and $3.9 billion under committed ship financings. Of this $3.9 billion of committed ship financings, $218 million, $984 million, $933 million, $1.2 billion and $604 million are scheduled to be funded in the 2011 fourth quarter and in fiscal 2012, 2013, 2014 and 2015, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. We rely on, and have banking relationships with, numerous large, well-established banks, which we believe will assist us in accessing multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain financial covenants as described in Note 5 to the consolidated financial statements, which is included within Exhibit 13 to our 2010 joint Annual Report on Form 10-K. At August 31, 2011, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants over the next several years. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At August 31, 2011, 55%, 42% and 3% (60%, 37% and 3% at November 30, 2010) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2011, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million general repurchase authorization back to $1 billion under the Repurchase Program. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended August 31, 2011, purchases of Carnival Corporation common stock pursuant to the “Repurchase Program” were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
June 1, 2011 through June 30, 2011			$787
July 1, 2011 through July 31, 2011			$787
August 1, 2011 through August 31, 2011	9,175,000	$30.61	$499

Total	9,175,000	$30.61

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b)	In addition, during August 2011 Carnival Investments Limited, a subsidiary of Carnival Corporation, purchased 240,000 ordinary shares of Carnival plc at an average price of $30.20 under the Repurchase Program. Carnival plc ordinary shares are listed on the London Stock Exchange.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the “Stock Swap” programs described below.

From September 1, 2011 to September 28, 2011, we repurchased 3.9 million shares of Carnival Corporation common stock and 1.1 million ordinary shares of Carnival plc. At September 28, 2011, the remaining availability under the Repurchase Program was $343 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.4 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2012 annual general meeting or October 12, 2012.

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

During the nine months ended August 31, 2011, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the “Stock Swap” programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

32.3*	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5*	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6*	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File
101*	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, as filed with the SEC on September 30, 2011 formatted in XBRL, as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2011 and 2010;				X

	(ii) the Consolidated Balance Sheets at August 31, 2011 and November 30, 2010;				X

	(iii) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010; and				X

	(iv) the notes to the consolidated financial statements, tagged in summary and detail.				X
*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Micky Arison	By:/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

By:/s/ Howard S. Frank	By:/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors and Chief Operating Officer	Vice Chairman of the Board of Directors and Chief Operating Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer

Date: September 30, 2011	Date: September 30, 2011