Form 10-K
period 2011-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2012-01-30
CIK 815097, 1125259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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

Large Accelerated Filers	☑	Accelerated Filers	☐

Non-Accelerated Filers	☐	Smaller Reporting Companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $15.3 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.	The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $7.4 billion as of the last business day of the registrant’s most recent completed second fiscal quarter.

At January 23, 2012, Carnival Corporation had outstanding 595,964,160 shares of its Common Stock, $0.01 par value.	At January 23, 2012, Carnival plc had outstanding 215,069,160 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 595,964,160 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2011 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K (“Form 10-K”).

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

Portions of the Registrants’ 2012 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

PART I

Item 1.	Business.

A.	Overview

I.	Summary

Carnival Corporation was incorporated in Panama in 1972 and Carnival plc was incorporated in England and Wales in 2000. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association.

Carnival Corporation and Carnival plc are both public companies with separate stock exchange listings and their own shareholders. The two companies operate as if they are a single economic enterprise with a single senior executive management team and identical Boards of Directors, but each has retained its separate legal identity. See Note 3, “DLC Arrangement” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K. Together with their consolidated subsidiaries, Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “our,” “us” and “we.”

We are the largest cruise company and among the most profitable and financially strongest vacation companies in the world. We have a portfolio of widely recognized cruise brands that are sold in all the world’s major vacation markets and are a leading provider of vacations to all major cruise destinations. We believe our multi-brand strategy is essential to our cruise business leadership position. See “Summary of Cruise Segments” below and Part I, Item 1. Business. B. “Cruise Operations” for additional information.

Each of our cruise brands is an operating segment that we aggregate into either the (1) North America or (2) Europe, Australia & Asia (“EAA”) reportable cruise segments based on the similarity of their economic and other characteristics. Our North America segment cruise brands include Carnival Cruise Lines, Holland America Line, Princess Cruises (“Princess”) and Seabourn. Our EAA segment cruise brands include AIDA Cruises (“AIDA”), Costa Cruises (“Costa”), Cunard, Ibero Cruises (“Ibero”), P&O Cruises (Australia) and P&O Cruises (UK). See “Summary of Cruise Segments” below and Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which primarily complements our Alaska cruise operations. This tour company owns and operates, among other things, 13 hotels or lodges, over 300 motorcoaches and 20 domed rail cars. This tour company and two former ships (a 55,000-ton Costa ship and a 34,000-ton Holland America ship) that we charter-out comprise our Tour and Other segment. See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

II.	Recent Development

On January 13, 2012, Costa Concordia, a cruise ship owned and operated by Costa, grounded off the coast of Isola del Giglio, Italy and sustained significant damage. Tragically, there were 16 casualties, a number of injuries and 16 people remain missing, as of January 26, 2012. The ship remains grounded and partially submerged off the coast. The cause of the accident is currently under investigation by the Italian authorities.

We are deeply saddened by this tragic event and our hearts go out to everyone affected, and especially to the families and loved ones of those who lost their lives or were injured. They will remain in our thoughts. We are committed to providing full support to the passengers, crew and families of those affected by the accident. We are also working to secure the vessel and continue to use our best efforts to ensure there is no environmental impact.

Following the tragic accident, we announced a comprehensive audit and review of all safety and emergency response procedures across all of our brands to identify lessons learned and best practices to further ensure the safety of all of our passengers and crew. Additionally, the Health, Environment, Safety & Security Committees of the Boards of Directors (“HESS Committees”) are engaging outside industry-leading experts in the fields of emergency response, organization, training and implementation to conduct an audit of all of our emergency response and safety procedures and to conduct a thorough review of the accident.

A damage assessment review of the ship is being undertaken to determine whether the ship can be repaired and what the total cost would be. If the ship is repairable, it is expected to be out-of-service for the remainder of fiscal 2012 if not longer.

The net carrying value of this euro-denominated ship, including ship improvements, at December 31, 2011 was $490 million (at the December 31, 2011 exchange rate or €379 million). We have euro-denominated insurance coverage of $510 million (at the December 31, 2011 exchange rate or €395 million) for damage to the ship with a potential deductible of approximately $30 million as well as insurance for third party personal injury liability subject to an additional deductible of approximately $10 million for this incident. We self-insure for loss of use of the ship.

For further information see “Outlook for Fiscal 2012” in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13 to this Form 10-K.

III.	Summary of Cruise Segments

As of January 23, 2012, the summary by cruise brand of our passenger capacity, the number of cruise ships we operate and the primary areas or countries from where our guests are sourced are as follows:

Cruise Brands	Passenger Capacity (a)	Number of Cruise Ships	Primary Markets
North America
Carnival Cruise Lines	58,274	23	North America
Princess	36,900	16	North America
Holland America Line	23,492	15	North America
Seabourn	1,974	6	North America

North America Cruise Brands	120,640	60

Europe, Australia & Asia
Costa (b)	29,286	14	Italy, France and Germany
P&O Cruises (UK)	14,610	7	United Kingdom (“UK”)
AIDA	14,248	8	Germany
Cunard	6,670	3	UK and North America
P&O Cruises (Australia) (c)	6,242	4	Australia
Ibero	4,176	3	Spain and South America

EAA Cruise Brands	75,232	39

	195,872	99

(a)	In accordance with cruise business practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)	Does not include the 2,978-passenger capacity Costa Concordia.

(c)	Includes the 1,460-passenger capacity Pacific Sun, which was sold in December 2011 to an unrelated entity and is being operated under a bareboat charter agreement until July 2012.

As of January 23, 2012, we had signed agreements with three shipyards providing for the construction of ten additional cruise ships scheduled to enter service between May 2012 and March 2016. These additions, net of the above mentioned withdrawal, are expected to result in an approximate 32,000 lower berth increase in our passenger capacity. The impact of these net additions is a 16% increase in passenger capacity compared to our January 23, 2012 passenger capacity, which is adjusted for the loss of service of Costa Concordia. It is possible that some of our other older ships may also be sold, chartered or retired during the next few years. Alternatively, it is also possible that we could acquire more ships. Our North America cruise brands have three ships scheduled to enter service by June 2014 and our EAA cruise brands have seven ships scheduled to enter service by March 2016. These additions are expected to result in an increase in North America and EAA brands’ passenger capacity of approximately 10,800 and 21,200 lower berths, respectively. After adjusting for Pacific Sun leaving the fleet, the impact on passenger capacity of these net additions is a 9.0% increase in our North America cruise brands and a 28% increase in our EAA cruise brands. See Part I, Item 1. Business. B. “Cruise Operations – Ships Under Contract for Construction” and Note 6, “Commitments” and Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

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

IV.	Mission, Primary Financial Goal and Related Strategies

Our mission is to take the world on vacation and deliver exceptional experiences through many of the world’s best-known cruise brands that cater to a variety of different geographic regions and lifestyles, all at an outstanding value unrivaled on land or at sea. Our primary financial goal is to profitably grow our cruise business, while maintaining a strong balance sheet, which allows us to return free cash flow to shareholders. Our ability to generate significant operating cash flows has allowed us to internally fund all of our capital investment program.

To achieve our goals we build new and innovative ships and continue to invest in our existing ships to strengthen the leadership position of each of our brands. Our newbuilding program is the primary platform for our growth. We currently have ten cruise ships scheduled to enter service between May 2012 and March 2016, three of which will enter service in 2012. Our current intention is to have an average of two to three new cruise ships enter service annually, some of which will replace existing capacity from possible sales of older ships. Based on our current ship orders, our growth rate for our North America cruise brands, which is the most developed cruise region, is expected to be 3%, compounded annually through 2014. For our European brands, which are in an earlier stage of market development, our growth is expected to be 4%, compounded annually through 2014. We also currently intend to grow our presence in other markets, such as Australia, Asia and South America by redeploying some of our existing ships to these markets.

Our operating structure is decentralized, with each of our major brands having its own headquarters and operating team, which helps create an ownership culture that is an important driver of our performance. We believe this approach results in delivering a product that is specifically tailored to identifiable geographic regions and lifestyles, which allows us to penetrate each market more effectively. Although we operate under this decentralized structure, we leverage our size to obtain economies of scale and synergies by consolidating our purchasing power and implementing common cost-containment initiatives, such as common reservation systems, coordinated media buying, cross-selling, shared data centers and shared port facilities. In addition, one of our most important cross-brand initiatives is to reduce fuel consumption to reduce emissions and mitigate the impact of high fuel prices.

We believe the successful execution of these and other ongoing strategies has enabled us to be among the most profitable and financially strongest vacation companies in the world. We also believe we are well-positioned to achieve increasing returns over time as the global economy recovers. Since we have slowed down the pace of our newbuilding program, we currently believe this will lead to an increase in free cash flows.

V.	Health, Environment, Safety and Security Policy

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

•	Fully complying with or exceeding all legal and statutory requirements related to health, environment, safety and security throughout our business activities.
•	Assigning health, environment, safety and security matters the same priority as other critical business matters.

B.	Cruise Operations

I.	Overview

a.	Summary

The multi-night cruise business has grown significantly but still remains relatively small compared to the wider global vacation industry, which includes a variety of land-based travel destinations around the world. For example, there were only about 225,000 cabins in the global cruise business at November 30, 2011, which is less than the aggregate 266,000 rooms in just two North American vacation destinations - Orlando, Florida and Las Vegas, Nevada. Within the wider global vacation industry, cruise companies compete for the discretionary income spent by vacationers, and a 2011 Nielsen Global Consumer Confidence Survey found that after providing for savings and living expenses, the number one global spending priority is for vacations. Cruise guests tend to rate their overall satisfaction with a cruise vacation higher than comparable land-based hotel and resort vacations. As a result of these and other favorable cruise business characteristics, we believe that the cruise business has opportunities for growth.

The global cruise business and our passenger capacity have increased at a compound annual growth rate of 5.6% and 6.9%, respectively, from 2006 to 2011. The global cruise business and our compound annual passenger capacity growth rate is currently expected to be 3.1% and 2.8%, respectively, from 2011 to 2014 based on the assumption discussed below. The passenger capacities that have been or are expected to be marketed are as follows:

Passenger Capacity (weighted-average)
Fiscal Year	Global Cruise Business	Carnival Corporation & plc
2006	337,000	140,000
2007	359,000	150,000
2008	377,000	162,000
2009	397,000	174,000
2010	423,000	186,000

2011	443,000	195,000
2012 (a)	455,000	200,000
2013 (a)	474,000	207,000
2014 (a)	486,000	212,000

(a)	Our estimates of future passenger capacity do not include any assumption related to unannounced ship withdrawals and, accordingly, our estimates could indicate a higher growth in passenger capacity than will actually occur.

The number of cruise passengers carried in the global cruise business and by us have increased at a compound annual growth rate of 5.4% and 6.4%, respectively, from 2006 to 2011. The regions from which cruise passengers are sourced are North America, which has increased at a compound annual growth rate of 2.2% from 2006 to 2011, and Europe, Australia, Asia and Other where cruise passengers have increased at a compound annual growth rate of 11% over the same period. The number of cruise passengers carried are as follows:

	Cruise Passengers
	Global Cruise Business			Carnival Corporation & plc
Year (a)	North America	Europe, Australia, Asia and Other	Total	Total
2006	10,380,000	4,800,000	15,180,000	7,008,000
2007	10,450,000	5,500,000	15,950,000	7,672,000
2008	10,290,000	5,990,000	16,280,000	8,183,000
2009	10,400,000	7,160,000	17,560,000	8,519,000
2010	11,000,000	7,780,000	18,780,000	9,147,000
2011(b)	11,600,000	8,100,000	19,700,000	9,559,000

(a)	The estimates of the total passengers carried for 2006 through 2010 were obtained from G.P. Wild (International) Limited, an independent cruise research company, and are based upon where the passengers were sourced and not the cruise brands on which they sailed.

(b)	The estimates of the total passengers carried for 2011 were based on internally developed global passenger growth rates.

We believe that the cruise segments of the North America, UK and Australia vacation markets continue to have growth potential because of cruising’s low market penetration levels and other favorable characteristics of the cruise business, as discussed below. In continental Europe, cruising represents a smaller proportion of the overall vacation market than it does in North America and, accordingly, we believe cruising has significant growth potential in the continental Europe vacation market. Other areas such as Asia and South America are currently a source of fewer cruise passengers. We believe that cruising also has significant growth potential in these vacation markets. As we continue to expand our global presence, our revenues generated from passengers sourced outside the U.S. have grown to 56% in 2011, up from 40% in 2006.

Cruising offers a broad range of products to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days and appeal to the more experienced cruise guest who is usually more affluent and older. Premium cruises emphasize quality, comfort, style, more destination-focused itineraries and the average pricing is normally higher than contemporary cruises. The luxury experience is usually characterized by smaller vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports that are inaccessible to larger ships. We have product offerings in each of these three broad classifications. Notwithstanding these classifications, there generally is significant overlap and competition among all cruise products.

We are a leading provider of cruise vacations in all the largest vacation markets in the world, which are comprised of North America, Europe, Australia, Asia and South America. A description of the principal vacation areas where we source substantially all of our guests and our brands that market primarily to these vacationers is discussed in further detail in Sections II. “North America” and III. “Europe, Australia & Asia” below.

b.	Characteristics of the Cruise Business

1.	Exceptional Value Proposition

We believe that the cost to a guest for a cruise vacation represents an exceptional value in comparison to alternative land-based vacations. This is especially true when considering that a cruise provides its guests with transportation to various destinations while also providing hotel accommodations, a generous diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. To make cruising even more cost effective and more easily accessible to our guests, we offer a number of drive-to-home ports, which enables some cruise guests to reduce their overall vacation costs by eliminating or reducing air transportation.

2.	Relatively Low Market Penetration Levels

Based on industry data, the 2011 annual penetration rate, computed based on the number of annual cruise passengers as a percentage of the total population, is 3.4% for North America, 2.8% for the UK, 2.5% for Australia and 1.3% for continental Europe (continental Europe represents Germany, Italy, France, Spain and Portugal). Based on industry data or our internal estimates, approximately 24% and 13% of the U.S. and UK populations, respectively, and lower percentages of continental European and Australian populations, have ever taken a cruise. In addition, Europeans and Australians have significantly more vacation days a year than North Americans, which presents opportunities for increases in these penetration levels compared to North America.

Elsewhere in the world, such as Asia and South America, cruising is at an earlier stage of development and has lower penetration rates. However, there have been an increasing number of these relatively lower penetrated countries in the world where economic growth has fueled an increasing demand for vacations, including cruising.

3.	Wide Appeal

Cruising appeals to a broad range of ages and income levels. The average age of a cruise guest typically varies by brand and ranges from approximately 40 years to 60 years across the contemporary, premium and luxury cruise categories. Cruising provides something for every generation, from kids clubs to an array of onboard entertainment provided to teens and adults. Cruising also offers a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes from most income levels. In order to attract even more first time cruisers, the cruise business has shortened the duration of some cruises, which has brought down the price and thus broadened the appeal for cruising. The range of pricing can vary from a three-day cruise in an inside cabin on a contemporary line embarking at a local home port to a world cruise in a penthouse suite on a luxury brand.

4.	Positive Demographics

The average age of populations in more developed countries is increasing. Between 2011 and 2021, the number of people in the cruise business’s primary age group of 45 years and older is expected to grow by 19 million, or 14%, in the U.S. and Canada, and 18 million, or 12%, in the major Western European countries. We believe the cruise business is well-positioned to take advantage of these favorable age demographics in its major markets.

5.	High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise vacation higher than comparable land-based hotel and resort vacations. For example, according to industry surveys, North American cruise guests have a total satisfaction rating of 94%, with nearly 45% of cruise guests stating that they are extremely satisfied with their cruise experience, which is the highest satisfaction rating of any vacation alternative. Based on our internal surveys, our European cruise guests are also typically very satisfied with their cruise vacations compared to other vacation alternatives.

6.	Favorable Supply Versus Demand Balance

Our current intention is to have an average of two to three new cruise ships enter service annually. We believe that some of our competitors will also be slowing their future passenger capacity growth based on their public comments and shipyard order books. Further, we believe older cruise ships will be retired from service as they near the end of their economic lives. Based on the above factors and other reasons, we expect long-term cruise business supply growth to slow, and we expect demand to accelerate as global economies recover and emerging markets continue to develop. We believe this favorable supply versus demand balance will have a positive impact on our ability to profitably grow our cruise business.

II.	North America

Almost 60% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based vacations. Approximately 11.0 million North American-sourced passengers took cruise vacations for two or more consecutive nights in 2010, and we estimate that approximately 11.6 million passengers cruised in 2011. Historically, the cruise segment of the North America vacation market has grown significantly, with an almost 12% growth rate since 2009. According to an internally developed survey, nearly 75% of Americans listed travel as their top lifetime goal. As a result of this and other favorable characteristics of the cruise business discussed above, we believe the cruise segment of the North America vacation market continues to have growth potential.

At January 23, 2012, our North America brands represented 62% of our total passenger capacity. As of January 23, 2012, three ships under construction, with over 10,800 berths, have been designated for our North America brands.

The most popular location visited by North America-sourced cruise guests in 2011 was the Caribbean (including The Bahamas), followed by other locations, such as the Mediterranean Sea, Alaska, Northern Europe, Mexican Riviera, New England, Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, such as South and Central America, the South Pacific Islands, Australia, the Far East and India.

Carnival Cruise Lines, Princess, Holland America Line and Seabourn source their guests primarily from North America. Cunard also sources a large portion of its guests from North America.

Carnival Cruise Lines is a leader in contemporary cruising and operates 23 ships designed to foster exceptional fun and memorable vacation experiences at an outstanding value. Carnival Cruise Lines, which began operations in 1972, is one of the most recognizable brands in the cruise business and carried over four million passengers in 2011, the most of any individual cruise brand.

Carnival Cruise Lines offers itineraries generally from three to eight days with substantially all of its ships being home-ported in North America. Carnival Cruise Lines is the leading provider of year-round Caribbean cruises and also operates seasonal cruises in Europe, Alaska, New England, Canada, Bermuda, Hawaii, Mexican Riviera and the Panama Canal.

Carnival Cruise Lines caters to a wide consumer demographic. It has a broad appeal to families, couples, singles and seniors, and carried more than 650,000 children in 2011. One common denominator among its guests is their desire for a truly fun, memorable and social vacation experience.

In October 2011, Carnival Cruise Lines unveiled Fun Ship 2.0, a program that is expected to dramatically transform the line’s guest experience through innovative dining and bar concepts, as well as partnerships with noted celebrities and recognizable brands. Entertainer George Lopez is the new creative director for comedy and will enhance Carnival Cruise Lines’ fleetwide comedy clubs; Food Network star Guy Fieri has developed an onboard burger restaurant called Guy’s Burger Joint; leading video game manufacturer EA SPORTS has partnered with the line to create the first-ever EA SPORTS Bar at sea; and through a partnership with toy and game leader Hasbro, Inc., the line will launch new larger-than-life game shows featuring iconic games and brands. In the first phase of Fun Ship 2.0, which extends through the end of 2015, Carnival Cruise Lines will invest more than $500 million across fourteen ships in its fleet.

In June 2012, the new 3,690-passenger capacity Carnival Breeze will debut in Europe before launching year-round Caribbean service from Miami. This new ship will offer the Fun Ship 2.0 features, as well as other exciting venues and attractions, including RedFrog Pub, a Caribbean-inspired pub; Cucina del Capitano, a family-style Italian restaurant inspired by its Italian ship captains; WaterWorks aqua park featuring a 300-foot-long Twister water slide and a gigantic, 300-gallon “dump bucket;” and SportSquare, an expansive open-air recreation area featuring a suspended ropes course, and a variety of other outdoor sports activities. With the addition of Carnival Breeze, Carnival Cruise Lines’ existing passenger capacity will grow by 6.3%.

Beginning in October 2012, the 2,124-passenger capacity Carnival Spirit will be based year-round in Sydney, Australia, marking the line’s first cruises in this vacation market. See Part 1, Item 1. Business. B. “Cruise Operations – Australia” for additional discussion of Carnival Cruise Lines’ operations in Australia.

Princess, whose brand name was originally made famous by the Love Boat television show, has been providing cruises since 1965. Princess, the world’s third largest cruise line based on passenger capacity, operates a fleet of 16 modern ships, with two additional ships scheduled to enter service, one in June 2013 and one in June 2014. The new ships will each have a 3,560-passenger capacity and will continue the evolution of the Princess product. With these two new ship additions, Princess’ existing passenger capacity will grow by 19%. Princess offers 123 unique itineraries to 316 destinations, with cruises generally from seven to 14 days and two world cruises in 2012 of over 100 days.

Princess is a leading cruise line in international and exotic destinations, including Europe, Australia, Asia, Panama Canal, Hawaii and South America. Princess is also a leading cruise line in Alaska and in 2012 will dedicate seven ships to sailing in this region between the months of May and September. Some of Princess’ Caribbean cruise offerings feature a private island destination that Princess leases and operates, known as Princess Cays®, which is located on the island of Eleuthera in The Bahamas.

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

Holland America Line, with 138 years of cruising experience, operates a premium fleet of 15 mid-sized ships. Holland America Line calls on 354 destinations in 98 countries and territories on all seven continents, including Antarctica. While the majority of cruises are from seven to 21 days, Holland America Line also offers longer, exotic Grand Voyages up to 70 days, plus an annual Grand World Voyage of over 100 days. Holland America Line is also a leading cruise line in Alaska and in 2012 will dedicate seven of its ships to sailing in this region between the months of May and September. In the Caribbean, most of Holland America Line’s ships visit their private island in The Bahamas, Half Moon Cay.

Holland America Line’s mission is to create once-in-a-lifetime experiences for its guests every time they cruise. The brand continues to enjoy one of the highest rates of repeat cruisers in the cruise business. Holland America Line’s $500 million Signature of Excellence product enhancement initiative emphasizes its dedication to all aspects of the guest experience, including elegant accommodations, sophisticated five-star dining and award-winning service. Its mid-sized ships are designed for more intimate cruising and features classically-designed interiors, wraparound teak decks and private verandas. In addition, Holland America Line ships have one of the most extensive collections of art and antiques at sea.

All of Holland America Line’s ships have Culinary Arts Centers presented by Food & Wine magazine, where guests enjoy cooking demonstrations, private cooking lessons, wine tastings and lifestyle seminars. In addition, the Digital Workshop in collaboration with Microsoft® offers complimentary photo and video editing classes, and guests will find specialty coffees, an extensive library, music listening stations and internet access in the Explorations Café® in partnership with The New York Times®. The Greenhouse Spa and Salon has extensive wellness and beauty treatments, fitness classes and exercise equipment.

Seabourn provides ultra-luxury cruising vacations on smaller ships that focus on personalized services, all-suite accommodations, superb cuisine and unique experiences. In 2010 and 2011, it was voted the “Best-Small Ship Cruise Line” by readers of both Travel + Leisure and Condé Nast Traveler magazines. Seabourn pampers its guests with complimentary open bars and value-added extras such as Massage MomentsSM on deck and Caviar in the SurfSM beach parties. Seabourn’s ships cruise to destinations throughout the world, including Europe, Asia, the South Pacific Islands, Australia and the Americas, with cruises generally from seven to 14 days, with some of longer length, including a 100-plus-day world cruise.

Seabourn currently operates three 450-passenger capacity and three 208-passenger capacity ships. The larger ships offer more categories of luxury suites, more dining alternatives and 11,400-square foot spa facilities that are the largest on any ultra-luxury vessel. All of the Seabourn ships have a service ratio of nearly one staff member per guest and an intimate, sociable atmosphere that has been the hallmark of the Seabourn lifestyle since 1988.

III.	Europe, Australia & Asia (“EAA”)

a.	Europe

We believe that Europe is the largest leisure travel vacation market in the world, but to date cruising in Europe has achieved a much lower level of market penetration than in North America and represents a relatively small percentage of the European vacation market. Approximately 5.6 million European-sourced passengers took cruise vacations for two or more consecutive nights in 2010 compared to approximately 11.0 million North American-sourced passengers. Additionally, we estimate that about 5.8 million European-sourced passengers took a cruise in 2011, which was approximately the same size as the cruise segment of the North America vacation market in 1999. The number of European cruise passengers increased at a compound annual growth rate of approximately 10% from 2006 to 2011, as passenger capacity has been added. We believe that the cruise segment of the Europe vacation markets represent a significant growth opportunity for us, and we plan to continue introducing new ships into Europe over the next several years.

At January 23, 2012, our Europe brands represented 35% of our total passenger capacity, after excluding Costa Concordia. On January 13, 2012, Costa Concordia was grounded and, if repairable, it is expected to be out-of-service for the remainder of fiscal 2012 if not longer. As of January 23, 2012, seven ships under construction, with almost 21,200 berths, have been designated for our Europe brands.

The most popular location visited by European-sourced cruise guests in 2011 was the Mediterranean Sea, followed by other locations such as the Caribbean, Bermuda, Northern Europe (including Scandinavia and the Baltic Sea), the Atlantic Isles (including the Canary Islands and Madeira), the Arabian Gulf and Indian Ocean, the Far East, South America, New York, New England and Canada.

1.	United Kingdom (“UK”)

The UK provides the largest number of cruise passengers sourced in Europe. Over 1.5 million UK passengers cruised in 2010, and we estimate that approximately 1.7 million passengers cruised in 2011. Cruising in the UK is an established alternative to land-based vacations. The number of UK cruise passengers increased at a compound annual growth rate of approximately 7.1% from 2006 to 2011. We believe that the cruise segment of the UK vacation market has growth potential for the cruise business because of low market penetration levels and other favorable cruise business characteristics.

P&O Cruises (UK) primarily sources its guests from the UK. Cunard primarily sources its guests from the UK and North America.

P&O Cruises (UK) is the most recognized and one of the most trusted cruise brands in the UK. With seven premium ships of differing sizes and another new ship scheduled to enter service in 2015, P&O Cruises (UK) offers a broad range of opportunities for British guests to “Discover a different world...” while still feeling very much at home. With the addition of the new 3,611-passenger capacity ship in 2015, P&O Cruises (UK)’s existing passenger capacity will grow by 25%.

The world of P&O Cruises (UK) is one that is tailored to those who enjoy today’s British tastes. P&O Cruises (UK) also offers a sense of occasion and intuitive attention to detail to ensure guests enjoy the holiday of a lifetime, every time they travel. Each ship offers the line’s signature style and service with “black tie” nights, silver service dining and West End-style theater shows and restaurants inspired by Michelin starred chefs, Marco Pierre White and Atul Kochhar. Three of its ships offer vacations exclusively for adults, while the other ships are well-suited for families.

P&O Cruises (UK)’s ships visit 255 destinations in 84 countries, with cruises generally from seven to 14 days, with a number of longer voyages, including three world cruises from 97 days to 109 days. P&O Cruises (UK)’s summer cruises primarily depart from Southampton, England to the Mediterranean Sea, the Baltic Sea, the Norwegian fjords and the Atlantic Isles. In the winter, P&O Cruises (UK) offers world cruises, cruises from the Caribbean and cruises departing from Southampton, England primarily to the Mediterranean Sea and the Canary Islands.

P&O Cruises (UK) celebrates its maritime traditions. For example, in July 2012 it will celebrate its 175th anniversary by bringing together the entire fleet in Southampton, England, for a procession that will make British maritime history.

Cunard, which was launched in 1839, operates three premium/luxury ships, Queen Elizabeth, Queen Mary 2 and Queen Victoria, that evoke a golden era of luxurious cruising. During 2012, Cunard ships will primarily sail a variety of seasonal itineraries in Northern Europe, the Mediterranean and the Caribbean/Panama Canal as well as traditional transatlantic voyages. Most of Cunard’s voyages are from seven to 14 days with two world cruises of over 105 days.

Cunard ships provide guests with the opportunity to relive the glory days of ocean travel featuring sophisticated five-star dining, luxurious accommodations and award-winning White Star Service. In addition, Cunard ships spotlight unique British-styled shipboard amenities, such as libraries, traditional British pubs and theaters. Cunard ships also feature exquisite dining in grills or exclusive restaurants, lounges with 270 degree views of the ocean and staterooms that are named after Cunard commodores who were knighted. Her Majesty the Queen is Godmother to both Queen Mary 2 and Queen Elizabeth and Cunard celebrates unique ties to the British Royal Family. Together, these features further distinguish this historic brand from all others and have made Cunard ships the Most Famous Ocean Liners In The WorldSM.

2.	Continental Europe

The main countries in continental Europe for sourcing cruise passengers are Germany, Italy, Spain and France. Together, these countries generated approximately 3.1 million cruise passengers in 2010 and we estimate that approximately 3.3 million passengers took a cruise in 2011. The German cruise business reached more than 1.3 million passengers in 2011 and is the second largest in Europe, after the UK. The Italian cruise business is the third largest in Europe with more than 930,000 passengers in 2011. The Spanish and French cruise businesses are the fourth and fifth largest in Europe with almost 680,000 passengers and 410,000 passengers in 2011, respectively. Cruising by passengers sourced from these main countries on a combined basis increased at a compound annual growth rate of approximately 12% from 2006 to 2011. We believe that the cruise segment of the continental Europe vacation markets have significant growth potential for the cruise business because the market penetration level is estimated at approximately one-third of North America’s market penetration level and other favorable cruise business characteristics. We intend to increase our penetration in continental Europe primarily through Costa, AIDA and Ibero.

The primary sources of our guests for Costa are from Italy, France and Germany, while AIDA and Ibero source their guests primarily from Germany and Spain, respectively. Our Costa and Ibero cruise brands also market to, and provide cruise vacations in, South America, principally during the Northern Hemisphere’s winter months, as discussed below.

Costa is Italy’s and Europe’s largest cruise line based on guests carried and passenger capacity and has operated for over 63 years. In 2011, Costa took delivery of one new cruise ship, Costa Favolosa, and now operates 14 contemporary ships, with two additional ships scheduled to enter service, one in May 2012 and one in October 2014. With these two new ship additions, Costa’s existing passenger capacity will grow by 23%.

Costa’s ships represent some of the best of Italy by offering beautiful Italian art, unique interior decoration with superb Italian mosaics, precious Murano chandeliers, fine Italian wines, an excellent Mediterranean food selection and unique shops that carry well-known Italian fashion brands. Costa attracts international guests due to its multi-lingual service and is considered in Europe and South America to be a top vacation provider. Costa is also known for offering innovative itineraries to combine the excitement of new destinations with the pampering onboard service and ambiance. The spectacular Samsara spa wellness center includes a dedicated restaurant and cabins with direct access to the spa.

Costa’s 1.5 million guests in 2011 were sourced from 181 countries. In Germany, where we own and operate AIDA, Costa offers a more traditional cruise product catering to an older age demographic; hence, differentiating its product offerings from AIDA’s.

Costa calls on 250 ports around the world, with 130 different itineraries, most from seven to 11 days. In the summer months, Costa deploys its ships in the Mediterranean and Northern Europe areas. In the winter months, Costa deploys its ships in the Mediterranean, South America, the Arabian Gulf, the Caribbean, the Red Sea and the Indian Ocean. See Part I, Item 1. Business. B. “Cruise Operations – Asia” for additional discussion of Costa’s operations in Asia.

AIDA, which began operating in 1996, primarily sources its guests from Germany and is the leader and most recognized cruise brand in the German cruise business. AIDA operates eight contemporary ships, with four additional ships scheduled to enter service between 2012 and 2016. With these four new ship additions, AIDA’s existing passenger capacity will grow by 77%.

Two of the new ships, one to be delivered in 2012 and one in 2013, are sister ships of the AIDAblu and AIDAsol. The remaining two ships scheduled for delivery in 2015 and 2016 are a new design and larger than AIDA’s current generation of vessels, combining an advanced technological platform with innovative guest features. The larger 3,260-passenger capacity ships will also further develop AIDA’s hallmark “Theatrium” and “Brauhaus” micro-brewery features.

AIDA’s product is especially tailored for German-speaking guests, including German-speaking crew as well as German-style food and entertainment. AIDA offers an exceptionally relaxed, yet active, cruising experience with an emphasis on a healthy and youthful lifestyle, choice, informality, friendliness and activity. In addition, AIDA’s ships include a variety of informal and formal dining options, including buffets, grills and exclusive restaurants.

AIDA offers its guests cruises generally from five to 14 days, while calling on approximately 174 ports. During the summer, the AIDA ships sail in the North Sea, the Baltic Sea, the Mediterranean, the Black Sea, New England and Canada. During the winter, AIDA ships sail in the Caribbean, Central America, South America, the Atlantic Isles, the Western Mediterranean, the Far East, the Arabian Gulf and the Red Sea.

Ibero began operations in 2003 and operates three contemporary cruise ships. Primarily all of Ibero’s guests are sourced from Spain, Brazil and Argentina. Ibero’s ships are especially tailored for Spanish-speaking guests, including Spanish-speaking crew as well as Mediterranean and Spanish-style food and entertainment. From spring until fall, Ibero’s ships offer seven-day Mediterranean and Northern European sailings. For the Northern Hemisphere’s fall and winter, all of Ibero’s ships are repositioned to South America and offer cruises along the Brazilian and Argentine coasts (see “South America” discussion below).

Ibero’s operating results are being adversely impacted by the weakness of the Spanish economy; however, we believe Ibero has good long-term growth prospects. See Note 10, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional discussion.

b.	South America

Cruise vacations have been marketed to South Americans for many years, mainly to Brazilian- and Argentinean-sourced guests. Brazil and Argentina have a combined population of approximately 245 million, and we believe that their discretionary incomes will continue to grow in the future. More than 6 million Brazilian and Argentine tourists traveled abroad in 2011, and we expect this to increase to approximately 7.5 million in 2012. Based on industry data and our internal estimates, approximately 850,000 Brazilians and Argentineans took a cruise vacation in 2011, of which almost 30% sailed on a Carnival Corporation & plc branded vessel primarily through our Costa and Ibero brands. We believe that the cruise segment of the South American vacation market has significant growth potential for the cruise business because the combined Brazilian and Argentine estimated market penetration levels are less than 1% and other favorable cruise business characteristics.

Cruises from South America typically occur during the Southern Hemisphere summer months of November through March. Costa and Ibero operate an aggregate of seven ships from home ports in Brazil and Argentina from November 2011 through March 2012.

c.	Australia

Approximately 500,000 Australian and New Zealand passengers took cruise vacations in 2010, and we estimate that approximately 650,000 passengers cruised in 2011. Cruising by passengers from these countries increased at a compound annual growth rate of approximately 24% from 2006 to 2011. We believe that the cruise segment of the Australian vacation market has growth potential for the cruise business because of the low market penetration level and other favorable cruise business characteristics.

We serve this market primarily through the contemporary P&O Cruises (Australia) brand, which is the leading cruise line in Australia and New Zealand. Our premium brand Princess has a significant presence in the cruise segment of the Australian vacation market, and our Carnival Cruise Lines brand will enter year-round service in October 2012.

P&O Cruises (Australia) is the leading Australia cruise line, recognized by nine out of ten Australians as the brand synonymous with cruising. With 300,000 passengers annually, P&O Cruises (Australia) carried almost half of all Australia and New Zealand cruise passengers in 2011.

With almost 80 years of cruising experience, P&O Cruises (Australia) provides a quintessential holiday experience for Australians and New Zealanders. The onboard atmosphere is laid back with a focus on great food, friendly service and exciting entertainment. Its four contemporary ships offer cruises generally from seven to ten days for guests of all ages and have broad appeal to families, friends and couples. The 1,460-passenger capacity Pacific Sun was sold in December 2011 and will leave the fleet in July 2012.

The ships are home ported in a number of cities in Australia and New Zealand. P&O Cruises (Australia) sails to more South Pacific Island destinations than any other cruise line, which enables guests to discover the islands of the South Pacific from New Caledonia to Fiji. They also offer year round itineraries to Australia’s magnificent coast line, New Zealand and parts of Southeast Asia.

Princess deploys two premium ships on a year-round basis and one ship on a seasonal basis on cruises departing from home ports in Australia. These ships visit the South Pacific Islands, Australia, New Zealand and Asia and the cruises generally are from 11 to 17 days, with one world cruise of over 100 days. Princess is primarily marketed in North America, so we consider it a North America cruise brand for our cruise segment reporting, even though these ships are marketed to Australians.

Beginning in October 2012, Carnival Cruise Lines will deploy Carnival Spirit in the cruise segment of the Australian vacation market on a year-round basis for cruises departing from the homeport of Sydney, Australia. Carnival Spirit offers cruises from eight to 12 days to the South Pacific Islands and New Zealand. Carnival Cruise Lines is primarily marketed in North America, so we consider it a North America cruise brand for our cruise segment reporting, even though this ship is marketed to Australians.

d.	Asia

We began sourcing passengers from China in 2006. We source most of our Chinese guests from the cities of Beijing and Shanghai and the province of Guangdong, which have a combined population of over 145 million. Tourism is one of the most rapidly growing sectors in the Chinese economy as Chinese discretionary income has increased at a compound average growth rate of over 10% over the last five years. More than 65 million Chinese tourists traveled abroad in 2011. We believe the cruise segment of the Chinese vacation market has significant long-term growth potential for the cruise business given its early stage of development, large population, easing of travel restrictions, expanding international tourist travel and other favorable cruise business characteristics.

Costa Asia, which began its operations in 2006, currently operates Costa Classica, a 1,302-passenger capacity contemporary cruise ship. Commencing in May 2012, Costa Classica will be replaced with the larger 1,928-passenger capacity Costa Victoria. Costa Asia caters primarily to the Chinese and surrounding vacation markets and was the first international cruise line to home port a ship in China. Costa Asia’s ship is especially tailored for Chinese-speaking guests, serving Asian style cuisine, offering Mahjong tables and providing well-known luxury brands in its retail shops.

Costa Asia offers its guests cruises generally from four to seven days. During the summer months, Costa Asia offers cruises departing from Shanghai and calling on ports in South Korea and Japan, appealing destinations for its Chinese guests. During the winter, Costa Asia sails from Hong Kong calling on ports in Vietnam and Taiwan. During the non-peak Chinese vacation months, Costa Asia offers longer Far East cruises primarily to Europeans.

IV.	Ships Under Contract for Construction

As of January 23, 2012, summary information of our ships under contract for construction is as follows (a):

Cruise Brands and Ships	Expected Service Date (b)	Passenger Capacity
North America
Carnival Cruise Lines
Carnival Breeze	6/12	3,690
Princess
Royal Princess	6/13	3,560
Newbuild	6/14	3,560

North America Cruise Brands		10,810

EAA

AIDA
AIDAmar	5/12	2,194
Newbuild	3/13	2,194
Newbuild	3/15	3,260
Newbuild	3/16	3,260
P&O Cruises (UK)
Newbuild	4/15	3,611
Costa
Costa Fascinosa	5/12	2,984
Newbuild	10/14	3,674

EAA Cruise Brands		21,177

		31,987

(a)	Our ship construction agreements cannot be cancelled by either party without cause, and such cancellation will subject the defaulting party to contractual liquidated damages.

(b)	The expected service date is the month that the ship is currently expected to begin its first revenue generating cruise. Our Carnival Cruise Lines, Costa, Princess and P&O Cruises (UK) ship construction contracts are with the Fincantieri shipyards in Italy. Our AIDA ship construction contracts are with Meyer Werft shipyard in Germany for the two smaller ships and Mitsubishi Heavy Industries in Japan for the two larger ships.

V.	Cruise Ports and Destination Developments

Our cruise brands provide guests with a unique vacation experience and additional home ports through the development and management of new or enhanced cruise port facilities. Our involvement is usually in cooperation with governmental entities and typically includes providing development and management expertise and financial commitments that are connected to long-term port usage and preferential berthing agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves, including the development of mixed-use commercial properties.

During 2011, we were in various stages of involvement with the development, enhancement and/or financing of government-owned and operated cruise port facilities in Galveston, Texas; Miami, Florida; New York City, New York; Port Everglades, Florida; San Juan, Puerto Rico and St. Maarten, Kingdom of the Netherlands. We also operate leased or owned port facilities or have interests in joint ventures that operate leased or owned port facilities in Barcelona, Spain; Civitavecchia, Naples, Savona and Trieste, Italy; Hamburg, Germany; Juneau, Alaska; Long Beach, California and Marseilles, France for the benefit of our cruise brands.

We also operate leased or owned port facilities that we developed as destinations in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands and Roatán, Honduras, which are all included in our Cruise Support segment, as well as private island destinations in The Bahamas primarily for the benefit of our North America cruise brands. These destinations offer a variety of features, including shore excursions, cultural and historic exhibits, water sports and beaches, duty-free shopping and a variety of themed-dining options. These features come together to make these ports-of-call all-encompassing experiences.

VI.	Cruise Ship Repair Facility

We own a 40% interest in Grand Bahamas Shipyard Ltd. (“GBSL”), which is the largest cruise ship dry-dock repair facility in the world, to support our ship maintenance programs. We utilize this facility, among other ship repair facilities, for our dry-dockings. This repair facility, located in Freeport, Grand Bahamas, has three dry-docks, which can accommodate ships up to 137,000 tons. As a result, our North America brand ships based in the Caribbean primarily use this facility given its proximity to their homeports. During 2011, we had 14 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships, such as cargo and oil and gas tankers, were serviced at this facility. GBSL generated total revenues of $128 million in 2011, with a large portion being derived from work on our cruise ships.

Royal Caribbean Cruises Ltd. (“RCCL”), one of our cruise competitors, also owns a 40% interest in GBSL and an entity owned by Grand Bahamas Port Authority owns the remaining 20%. We account for our investment in GBSL using the equity method, with our share of income or loss recorded in other nonoperating income or expense. Our total net investment in, including notes receivable from, GBSL was $71 million at November 30, 2011. GBSL had an aggregate of $138 million of outstanding debt to RCCL and us and $1 million of outstanding debt under a revolving credit facility to a third party at November 30, 2011.

VII.	Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet. Prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Cruise prices frequently change in a dynamic pricing environment. Some cruise prices are reduced through special promotions, early booking or past guest recognition programs. Conversely, some cruise prices are increased due to higher demand.

Historically, our advance bookings have generally been taken from several months in advance of the departure date for our contemporary brand sailings, to more than a year in advance for some of our premium and luxury brand sailings. Generally, the longer the cruise itinerary the further in advance the bookings are made. This lead time provides us with more time to manage our prices in relation to demand for available cabins through the use of advanced revenue management capabilities and other initiatives, with the strategy of filling our ships while achieving the highest possible overall net revenue yields. Some of our fares, such as Carnival Cruise Lines’ Early Saver, Costa’s Pronto Price Savings and Holland America Line’s Early Advantage and Mariner Savings fares, are designed to encourage potential guests to book cruise reservations earlier. In addition, we have the ability to change ship itineraries over time to maximize our net revenue yields. (See “Key Performance Non-GAAP Financial Indicators” in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K).

The cruise ticket price typically includes accommodations, most meals, some non-alcoholic beverages and most onboard entertainment such as the use of, or admission to, a wide variety of activities and facilities including nightclubs, theatrical shows, movies, parties, a jogging track, a health club, swimming pools, sun decks, whirlpools and saunas. Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation with the balance due before the departure date. In addition, some of our European brands provide certain of their travel agents and tour operators with credit terms that allow them to pay us a certain period of time after they collect cruise ticket payments from our guests but typically prior to sailing.

Our guests are subject to a cancellation fee if they have not paid a vacation protection premium for the ability to obtain a refund if they cancel their cruise within a pre-defined period for sailing. We record this cancellation fee income in cruise passenger ticket revenues upon cancellation. Guests who pay a vacation protection premium for the ability to obtain a refund will receive all or a portion of their deposit value back in cash or in the form of a future cruise credit, in accordance with the terms of the program. We record this vacation protection premium in other revenues.

Currently, AIDA, Cunard and P&O Cruises (UK) are charging fuel supplements, which are recorded in cruise passenger ticket revenues. We reserve the right to reinstate our fuel supplements in our other brands and will continue to monitor our markets and review our position based upon the appropriate facts and circumstances.

As a convenience to our guests, we offer to arrange air transportation to and from airports near the home port. When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices typically vary by gateway, destination and other ticket restrictions. In 2011, approximately 11% of our guests purchased air transportation from us. We believe this relatively low percentage is partially a result of having embarkation points close to our guests’ homes and partially due to the wide availability of competitively priced air tickets sold by third parties. In addition, for some of our European brands’ cruise itineraries we charter aircraft to facilitate our guests’ travel to distant locations. We also offer transfers from and to the airport as part of these air programs, as well as to other guests who may need this transfer service.

VIII.	Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. We earn onboard and other revenues from activities and services not included in the cruise ticket price consisting of, but not limited to, liquor and some non-alcoholic beverage sales, shore excursions, casino gaming, gift shop sales, photo sales, full service spas and internet and phone services. We use various marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard products and services.

Sales to our guests of shore excursions at each ship’s ports of call include, among other things, general sightseeing, adventure outings and local boat and beach parties. We typically utilize locally-owned operators who provide shore excursions based on the local price points and with guides who speak the same languages as most of our shore excursion guests. For Holland America Line and Princess ships sailing to destinations in Alaska, shore excursions are operated by Holland America Princess Alaska Tours, as well as locally-owned operators. We also offer revenue-producing activities on the private islands and port destinations that we operate.

Our casinos are all owned and operated directly by us and are equipped according to the needs of the individual brands, ships and itineraries. We offer a wide variety of slot machines and an equally diverse mix of both traditional and specialty table games. The casinos are only open when our ships are at sea in international waters or when otherwise permitted by law.

In conjunction with our cruise vacations, many of our cruise brands sell pre-and post-cruise land packages of one to four nights that include, among other things, guided tours, hotels and related transportation services. Vacation packages offered in conjunction with ships based in North America include nearby attractions or other vacation destinations, such as individual/multiple city tours of Boston, Massachusetts; New York City, New York; Seattle, Washington; San Diego, California and Vancouver, British Columbia. Vacation packages offered in conjunction with ships based in Europe include stays in well-known European cities such as Athens, Greece; Barcelona, Spain; Copenhagen, Denmark; London, England; Paris, France and Rome and Venice, Italy.

In conjunction with our Alaska cruise vacations, principally on our Holland America Line and Princess ships, we sell pre-and post-cruise land packages, utilizing, to a large extent, our hotel and transportation assets, which revenues are included in our Tour and Other segment.

IX.	Sales Relationships

We sell our cruises mainly through travel agents, including wholesalers and tour operators, that serve our guests in their local areas. We believe travel agents are an integral part of our long-term cruise distribution network. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands, except for certain brands sourcing UK and Australian guests as discussed below. Our travel agent relationships are not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions based on the achievement of pre-defined sales volumes. Most travel agents also sell cruises and other vacations provided by our competitors. We motivate travel agents to support our products with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of trade marketing techniques, including websites, seminars and videos, to familiarize agents with our cruise brands and products. Substantially all of our cruise brands offer interactive online and other education courses for travel professionals who want to continue learning about the cruise business and how to effectively sell our cruise products and services. During fiscal 2011, no controlled group of travel agencies accounted for 10% or more of our revenues.

We are a customer service driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry. Our investment in customer service includes the development of employees, processes and systems. We continually improve our systems within the reservations and customer relationship management functions, emphasizing the continuing support and training of the travel agency community, while simultaneously developing greater contact and interaction with our high-value guest base.

All of our cruise brands have their own websites, that provide access to information about its products to users throughout the world and enable their guests to quickly and easily book vacations. In addition, all of our brands have developed internet booking engines to allow travel agents to book our cruises, air transportation, land transfers, shore excursions, pre-and post-cruise tours and, in some cases, other onboard activities. We also support travel agent booking capabilities through global distribution systems. We estimate that over 70% of our bookings from travel agents are made electronically. Also, as part of our efforts to increase efficiency and improve the embarkation process for our guests, most of our brands offer their guests the ability to generate their own electronic ticket documents via their websites.

In the UK and Australia, we have formed a sales alliance known as “Complete Cruise Solution,” whereby our UK and Australian sales forces and back-office operations combine to provide travel agents with one-stop cruise shopping for a number of our brands. In North America, we also raise consumer and travel agent awareness through the “World’s Leading Cruise Lines” alliance for our cruise brands that source guests from this market.

X.	Marketing Activities

Each of our brands has comprehensive marketing and advertising programs, which are independent of each other, to promote their products to vacationers and travel agents. They typically market and promote their brands, not their ships, as each brand strives to have a relatively consistent product. Each brand’s marketing activities are designed to reach a local market in the local language while maintaining consistency within each brand’s overall strategy and web presence. The principal mediums used for marketing and advertising are television, magazine, radio, outdoor billboards, direct mail, e-mail, online websites and social media.

We continue to expand our use of digital marketing and social media (Facebook, Twitter, YouTube, etc.) to help us cultivate guests as fans of our brands, ships, itineraries and onboard services. Carnival Cruise Lines was the first cruise line to exceed one million “Likes” on Facebook. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests. We use Twitter to enhance our customer service and as part of our public relations strategies to inform the press, popular bloggers, fans and brand advocates of new developments and breaking news stories.

All of our cruise brands offer their own past guest recognition programs through which they reward repeat guests with special incentives such as reduced fares, gifts, expedited ship embarkation and disembarkation and onboard activities. Our cruise brands continue to offer new enhancements and benefits to these past guest recognition programs.

Customer feedback and research is also a critically important element in the development of our overall marketing and business strategies. We have electronic and manual processes for measuring and understanding key drivers of customer loyalty and satisfaction that provide valuable insight about their cruise experience. We regularly initiate customer research studies among both guests and travel agents to assess the impact of various programs and to solicit feedback to help make business decisions.

XI.	Seasonality

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results also increases due to ships being taken out-of-service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with the Alaska cruise season. The seasonality of our results will continue to increase as we expand our EAA brands, which tend to be more seasonal than our North America brands although our North America brands have also been trending towards an increasing level of seasonality.

XII.	Competition

We compete with land-based vacation alternatives throughout the world, including hotels, resorts (including all-inclusives), theme parks, organized tours, land-based casinos and vacation ownership properties. Our primary cruise competitors for North American-sourced guests are RCCL, which owns Royal Caribbean International (“RCI”) and Celebrity Cruises (“Celebrity”), Norwegian Cruise Line (“NCL”), Disney Cruise Line (“Disney”) and MSC. Our primary cruise competitors for European-sourced guests are MSC, RCI, Celebrity, NCL, Pullmantur Cruises (“Pullmantur”), Louis Cruises, Disney and TUI Cruises, which is jointly owned by RCCL and TUI AG. Our primary cruise competitors for guests sourced from other parts of the world, such as Australia, South America and Asia are RCI, Celebrity, Pullmantur and Star Cruises. In selected markets, our brands also compete amongst themselves.

XIII.	Governmental Regulations

a.	Maritime Regulations

1.	General

The international, national, state and local laws, regulations, treaties in force and other legal requirements applicable to our operations change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. Our ships, which are registered in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama, Portugal and the UK, are regulated by these jurisdictions and are required to comply with the international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. Each country of registry conducts periodic inspections, or appoints ship classification societies to conduct periodic inspections on their behalf, to verify compliance with these regulations. In addition, the requirements of the European Union (“EU”), the U.S. and the many other international ports that our ships visit apply to some aspects of our ship operations.

Our ships are also subject to periodic class surveys, including dry-docking inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Dry-dock frequency is a statutory requirement controlled under the International Convention for Safety of Life at Sea (“SOLAS”). Under SOLAS, a passenger ship is required to dry-dock twice in five years and the maximum duration between each dry-dock cannot exceed three years. Most of our ships qualify under special exemptions to dry-dock once in every three or five years. Dry-docking, which requires that the ship be temporarily taken out-of-service, typically lasts for one or more weeks depending on the amount of work performed.

As noted above, our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements. For example, in U.S. ports these authorities include the U.S. Coast Guard and U.S. Customs and Border Protection and in Canada, the Canadian Coast Guard. In EU ports, the Paris Memorandum of Understanding authorizes the enforcement of internationally accepted conventions through Port State Control Inspections by 27 Marine Administrations. In UK ports, these authorities include the Maritime and Coastguard Agency, the Department for Transport’s Transport Security team, otherwise known as TRANSEC and the Port Health Authority.

We believe maritime safety, security, environmental, health and labor issues will continue to be areas of focus by relevant government authorities worldwide where our cruise ships operate and, accordingly, will likely subject us to increasing compliance costs in the future.

Although not required by regulations, we voluntarily publish annual Sustainability Reports that address governance, commitments, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which can be viewed at www.carnival.com and www.carnivalplc.com, were developed in accordance with the Sustainability Reporting Guidelines established by the Global Reporting Initiative, the global standard for reporting on environmental, social and governance policies, practices and performance. This reporting augments the annual environmental management reporting initiative that we began in 2005.

2.	Maritime Safety Regulations

The International Maritime Organization (“IMO”), a specialized agency of the United Nations, has adopted safety standards as part of SOLAS, which apply to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure guest and crew safety and security. All of our crew undergo regular safety training exercises which meet all international maritime regulations. SOLAS requirements are periodically revised for both new and existing ships.

SOLAS includes the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our shoreside and shipboard operations and ships are regularly audited by national authorities and maintain the required certificates of compliance with the ISM Code.

As previously discussed, following Costa Concordia’s accident, we announced a comprehensive audit and review of all safety and emergency response procedures across all our brands to identify lessons learned and best practices to further ensure the safety and security of all of our passengers and crew. Additionally, the HESS Committees are engaging outside industry-leading experts in the fields of emergency response, organization, training and implementation to conduct an audit of all of our emergency response and safety procedures and to conduct a thorough review of the accident.

3.	Maritime Security Regulations

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”, a part of SOLAS); the U.S. Maritime Transportation Security Act of 2002, which addresses port and waterway security and the U.S. Cruise Vessel Security and Safety Act, which will phase in through 2013 and applies to all of our ships that embark or disembark passengers in the U.S. These maritime security regulations require that, among other things, we implement specific security measures; conduct vessel security assessments; identify and deter security threats; and develop security plans that may include passenger, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment. We are in compliance with these maritime security regulations.

4.	Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern, among other things, air emissions, waste discharge, water management and disposal and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints. In addition to the existing legal requirements, we are committed to helping to preserve the environment because a clean, unspoiled environment is a key element that attracts guests to our ships. If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined, or otherwise sanctioned, by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental laws, regulations and treaties.

Our environmental efforts are focused on, among other things, reducing emissions such as greenhouse gases (“GHGs”) (for example, carbon dioxide (“CO2”) or carbon dioxide equivalents (“CO2e”)), sulfur oxide (“SOx”) and nitrogen oxide (“NOx”). These emissions result from the combustion of the marine fuels consumed by our ships, which accounts for substantially all of our GHGs and other emissions. Further, improving fuel consumption or saving energy is a key business strategy. Our strategy for saving energy is addressed through the environmental management systems of our brands. In addition, we look to design more energy efficient ships that will enter our fleet in the future, while continuing to reduce the fuel consumption of our existing fleet. Some components of our strategy include installing some of the best available energy reduction technologies on our ships and researching and developing alternative fuel and emission reduction technologies. In addition to improving fuel consumption or saving energy, we actively research new abatement technologies for use onboard our ships in order to reduce GHG and other emissions.

In our Sustainability Report, we measure our ability to use direct energy efficiently by calculating the amount of primary source energy we consume. One of our key objectives is to reduce fuel consumption by our ships, the primary energy source. We control our GHG and other emissions by managing our energy consumption. Our ship fuel consumption and emission rates are as follows:

Measure	Units	2010	2009	2008	Percentage Reduction Since 2008
Ship Fuel Consumption Rate	Grams Fuel/ALB-KM (a)	96	100	104	(7.7)%
Ship Fuel GHG Emission Rate	Grams CO2e/ALB-KM (b)	303	315	327	(7.3)%
SOx Emissions Rate	Kg SOx/NM (c)	15.2	16.0	16.1	(5.6)%
NOx Emissions Rate	Kg NOx/NM (c)	23.4	24.2	24.8	(5.6)%

(a)	We measure and report the fuel consumption rate in terms of grams of fuel per available lower berth kilometer (“ALB-KM”). This indicator enables us to make meaningful fuel consumption comparisons that take into account changes in fleet size, itineraries and passenger capacity.

(b)

We measure and report the fuel GHG emission rate in terms of grams of CO2e per ALB-KM. This indicator enables us to make meaningful GHG emission reduction comparisons that take into account changes in fleet size, itineraries and passenger capacity.

(c)	We measure emission rates in terms of total kilograms (“Kg”) of emissions per nautical mile (“NM”). Using an emissions rate normalized by distance traveled allows us to compare our pollutant reduction efforts over the reporting periods.

The table above shows that from 2008 to 2010 we have continued to reduce our fuel consumption and emission rates.

i.	International Regulations

The most important environmental convention governing ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”). This convention includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. Many countries have ratified and adopted IMO Conventions that, among other things, impose liability for pollution damage, subject to defenses and to monetary limits. Monetary limits do not apply where the spill is caused by the owner’s actual fault or by the owner’s intentional or reckless conduct. All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. These certificates and plan are issued by the ship’s state of registry and evidence our compliance with the MARPOL regulations regarding oil, sewage and air pollution prevention.

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be restricted. These amendments are expected to enter into force in January 2013. These new requirements may impact our operations unless suitable port waste facilities are available, or new technologies for onboard waste treatment are developed. These new requirements have not yet been finalized, but we do not expect the costs of compliance to be significant.

In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil and waste pollution.

The International Organization for Standardization (“ISO”) is an international standard-setting body, which produces worldwide industrial and commercial standards. The environmental management systems of all of our cruise brands are certified in accordance with ISO 14001, which is an environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services. By presenting a structured approach to setting environmental objectives and targets, ISO 14001 provides a framework for any organization to apply these broad conceptual tools to their own processes.

ii.	U.S. Federal and State Regulations

The U.S. Act to Prevent Pollution from Ships, which implements the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone.

The U.S. Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution, such as oil pollution or possible oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must have Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships. We have these certificates that demonstrate our ability to meet the maximum amount of liability that our ships could be subject to for removal costs and damages related to water pollution, such as from an oil spill or a release of a hazardous substance.

The Clean Water Act of 1972 and other laws and regulations provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-foulant paints and other substances during normal operations within the U.S three mile territorial sea and inland waters.

The U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our ships, all of the requirements are laid out in the Vessel General Permit (“VGP”), which are an EPA requirement. The VGP establishes effluent limits for 26 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

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

Over the past 30 years, the EU has adopted a substantial and diverse range of environmental measures aimed at improving the quality of the environment for European citizens and providing them with a high quality of life. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections.

The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from seagoing ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL. In addition, the EC goes beyond the IMO by introducing requirements to use low sulfur (less than 0.1%) marine gas oil in EU ports and other areas. The EC also seeks to press for tighter NOx emission standards.

iv.	Low Sulfur Fuel Regulations

In January 2012, MARPOL reduced the limits on global sulfur fuel content from 4.5% to 3.5%, which has not had a significant impact on our fuel costs.

MARPOL establishes requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Currently, ships operating in the Baltic Sea ECA and the North Sea/English Channel ECA are required to use fuel with a sulfur content of no more than 1% or use alternative emission reduction methods. Compliance with these requirements has not had a significant impact on our fuel costs because we do not currently have a significant number of itineraries in these areas. Beginning in August 2012, the North American ECA, which extends around the U.S. and Canada out to 200 nautical miles on the east, west and gulf coasts, as well as the Hawaiian Islands, will become the next area subject to these ECA requirements.

Based on 2012 itineraries and projected fuel consumption as well as current fuel prices and technologies, we estimate that compliance with the requirements of the North American ECA will increase our annual fuel costs by approximately $35 million to $45 million. Beginning in January 2014, certain waters adjacent to the coasts of Puerto Rico and the U.S. Virgin Islands will become an ECA, but we do not believe this will result in a significant impact on our fuel costs. Other additional ECAs may be established in the future, such as for areas around Australia, Japan, the Mediterranean Sea and Mexico.

From January 2015 and thereafter, the fuel sulfur content limit in ECAs will be further reduced to 0.1%. Compliance with these requirements will further increase our fuel costs. Based on 2012 itineraries and projected fuel consumption as well as current fuel prices and technologies, we estimate that the implementation of the 0.1% low sulfur content requirement in all four currently designated ECAs will increase our annual fuel costs by approximately an additional $175 million to $195 million.

Under current laws, the global limit on fuel sulfur content outside of ECAs will be further reduced to 0.5% from 3.5% on and after January 2020. The 0.5% standard will be subject to an IMO review by 2018 to determine the availability of fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed to January 2025, at the latest. We believe that compliance with the 0.5% standard could significantly increase our fuel costs. However, the magnitude is not reasonably determinable at this time due to the length of time until the standard becomes effective and the other mitigating factors discussed below.

The cost impacts from implementing progressively lower sulfur content requirements may be mitigated by, among other things, the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in sulfur emission abatement and propulsion technologies, including more advanced engines, more effective hull coatings and paints, enhanced exhaust gas treatment systems and propeller design, more efficient shipboard systems, the use of alternative lower cost and lower emission fuels, such as liquefied natural gas and new fuel conservation initiatives, including engine performance improvements, air conditioning efficiency improvements, new itinerary options, increased energy use awareness and training, more efficient lighting, voyage optimization tools and improved evaporator management to reduce fuel consumption.

As part of our emission abatement program, we have worked with local port authorities and the EPA to assist in the development and construction of shore power connections in Juneau, Alaska; Long Beach, Los Angeles, San Francisco and San Diego, California; Seattle, Washington and Vancouver, British Columbia and have equipped 15 ships with shore power technology. We expect to work with other port authorities in the future to implement additional shore power connections. This technology enables our ships to use power from the local electric grid rather than running their engines while in port to power their onboard services, and thus reducing our air emissions.

v.	Greenhouse Gas Emissions

We have voluntarily set a reduction target of 20% from our 2005 baseline of CO2 emission rate from shipboard operations by 2015. We have already reached a reduction of over 14%. Each of our cruise brands have established objectives, targets and plans within their respective ISO 14001 environmental management systems to reduce fuel consumption rates and resulting CO2 emission rates.

We voluntarily participated in the Carbon Disclosure Project (“CDP”), which provides visibility of companies’ carbon footprints and activities regarding carbon emissions. The CDP rates companies on the depth and scope of their disclosures and the quality of their reporting. Our submission included details of our most recently compiled emissions data and reduction efforts, along with our completion of an independent, third-party verification of our GHG emissions inventory. We have been named to the Carbon Disclosure Leadership Index since 2008.

In July 2011, MARPOL was amended to include mandatory measures to reduce emissions of GHGs from international shipping. These measures require the use of an Energy Efficiency Design Index (“EEDI”) for new ships and a Ship Energy Efficiency Management Plan (“SEEMP”) for all ships. EEDI requirements do not apply to our existing ships and ships under contract for construction. However, these requirements will apply to future newbuilds, but we do not expect the cost of implementation to be material. All of our ships will be required to establish a SEEMP by January 2013. We do not believe the cost of implementing SEEMPs will be significant.

5.	Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We collaborate with public health inspection programs throughout the world, such as the Centers for Disease Control and Prevention in the U.S., the SHIPSAN Project in the EU and the National Health Surveillance Agency in Brazil to ensure that development of these programs leads to enhanced health and hygiene onboard our ships.

Through our collaborative efforts, we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant existing ship renovations. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, reporting communicable illnesses and conducting regular crew training and guest education programs.

6.	Maritime Labor Regulations

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. It brings almost all of these Conventions and Recommendations together in a single new Convention. MLC 2006 includes a broad range of requirements, such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations and wages and entitlements. While many of the practices were widely adhered to by ships registered in different countries, MLC 2006 will add requirements not previously in effect, particularly in the area of occupational safety and health.

Thirty member countries representing 33% of the world’s merchant ship tonnage are required to ratify MLC 2006 before it goes into effect 12 months after such ratification. MLC 2006 is expected to enter into force in 2013. We already comply with many of the provisions of this new Convention and will be fully compliant when it becomes mandatory. We expect that compliance with MLC 2006 will further increase our annual ship operating costs by an additional $20 million to $30 million.

The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”), as amended, establishes minimum standards relating to training, certification and watchkeeping for our seafarers. We are compliant with the requirements of STCW.

b.	Consumer Regulations

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires all our cruise brands that call on U.S. ports and embark or disembark guests in U.S. ports to establish financial responsibility for their liability to passengers for non-performance of transportation, for personal injury and for loss of life. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for non-performance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million. In order to comply with this requirement, we have an aggregate of $75 million of guarantees provided by some of our insurers. Our Protection and Indemnity coverages are used to establish our financial responsibility for personal injury and loss of life.

In some cases in the UK, we are currently required to obtain licenses from and post bonds with various organizations in connection with the conduct of our business and our ability to meet our liabilities in the event of non-performance of obligations to consumers. The most significant requirement relates to ABTA, formally known as the Association of British Travel Agents, which requires us to maintain approximately $130 million of sterling-denominated bonds to cover certain of our brands’ UK customer deposits. We are also required to pay to the UK Civil Aviation Authority a non-refundable £2.50 fee per guest when we arrange a flight as part of a cruise vacation.

In certain other jurisdictions, we are also required to establish financial responsibility, such as obtaining a guarantee from a reputable insurance company to ensure that, in case of insolvency, our guests will be refunded their deposits and repatriated without additional cost if insolvency occurs after a cruise starts.

XIV.	Financial Information

For financial information about our cruise reporting segments and geographic information with respect to each of the three years in the period ended November 30, 2011, see Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

C.	Employees

Our shoreside operations have an average of 9,800 full-time and 4,500 part-time/seasonal employees. We also employ an average of approximately 77,000 crew members, including officers, onboard the 99 ships we currently operate. Holland America Princess Alaska Tours increases its work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees on our ships and in our tour operations. We consider our employee and union relations to be generally good. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 24% and 14%, respectively.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are manned by persons from around the world. We utilize manning agencies in many countries and regions to help secure our shipboard employees.

Our cruise brands are committed to providing appropriate marine-related training to ensure that our shipboard crew, including officers, has the knowledge and skills to perform their jobs properly. We have a maritime training facility near Amsterdam, Netherlands that employs state-of-the-art simulation equipment and instructional tools to provide our crew with training in fixed propeller and azipod maneuvering, engine control room operations, bridge resource management, ship stability, emergency preparedness and other maritime skills. In addition, we established the European Cruise Academy in Rostock, Germany, which offers certified bachelor and master degree programs, as well as advanced training certificates, in the maritime sciences primarily related to the cruise business.

D.	Suppliers

Our largest purchases are for fuel, travel agency services, food and beverages, air transportation services, port facility utilization, repairs and maintenance, including dry-docking, advertising and marketing, hotel and restaurant products and supplies, communication services and the construction and refurbishment of our ships.

Although we utilize a select number of suppliers for most of our food and beverages, communication services, air transportation services and hotel and restaurant products and supplies, most of these products and services are available from multiple sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports-of-call from a limited number of suppliers.

We perform our major dry-dock and ship improvement work at a number of dry-dock facilities in The Bahamas, Europe, the U.S., Canada, Singapore and Australia. As of January 23, 2012, we have agreements in place for the construction of ten cruise ships with three shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated repair, maintenance, refurbishment and newbuild requirements.

E.	Insurance

I.	General

We maintain insurance to cover a number of risks associated with owning and operating our vessels and other non-ship related risks. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premiums are dependent on our own loss experience and the general premium requirements of our insurers, and upon renewal, some premiums for certain of our coverages are expected to increase as a result of Costa Concordia’s January 13, 2012 accident. We maintain certain levels of self-insurance for all the below-mentioned coverages, some of which have increased in recent years, and we may increase our self-insurance levels further to mitigate future premium increases. We do not carry coverage related to loss of earnings or revenues from our ships or other operations.

II.	Protection and Indemnity (“P&I”) Coverages

Liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third party claims in connection with our cruise activities, are covered by our P&I clubs, which are mutual indemnity associations owned by ship owners. We are members of the Standard Steamship Owners’ Protection and Indemnity Association (Europe) Ltd. and The Steamship Mutual Underwriting Association (Bermuda) Limited P&I clubs. The P&I clubs that we participate in are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly and through reinsurance markets a large portion of the world’s shipping fleets. Coverage is subject to the P&I clubs’ rules and the limits of coverage are determined by the IG.

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

We maintain war risk insurance for legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist incidents. Items excluded from this coverage are claims arising from chemical, nuclear and biological attacks. Our primary war risk insurance coverage is provided by international marine insurers and our excess war risk insurance is provided by our two P&I clubs. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, insurers can give us seven days notice that the insurance policies will be cancelled. However, the policies can be reinstated at different premium rates. This gives insurers the ability to increase our premiums following events that they determine have increased their risk.

V.	The Athens Convention

In 2013, the European Union Passenger Liability Regulation will become effective. This will incorporate the 2002 protocol to the Athens Convention and will require us to maintain compulsory insurance or other financial security, such as a guarantee from a bank, for liability for passenger death or personal injury. We expect this coverage will be provided by our P&I clubs, other than a sublimit required for terrorist or war-like incidents. It is not yet certain what form of compulsory insurance or financial guarantee will be available to provide this sublimit coverage, but we do not believe the cost will be significant.

VI.	Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our tour business, shoreside operations and port facilities. We also maintain workers compensation, employee health, directors and officers liability and other insurance coverages.

F.	Trademarks and Other Intellectual Property

We own and have registered or licensed, numerous trademarks and domain names, which we believe are widely recognized throughout the world and have considerable value. These intangible assets enable us to distinguish our cruise products, ships and programs from those of our competitors. Our trademarks include the trade names of our cruise brands, each of which we believe is a widely-recognized brand in the cruise business, as well as our ship names and a wide variety of cruise services and products. We have entered into licenses, including a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruising and related activities. We also have a license to use the “Love Boat” name and related marks. See Note 10, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Asset Impairments” in Exhibit 13 to this Form 10-K for additional discussion of our trademarks.

G.	Taxation

The following is a summary of our principal taxes and exemptions. Income taxes in other jurisdictions where we do business are nominal. In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes and/or fees based on guest counts, ship tonnage, passenger capacity or some other measure. These taxes and/or fees are included in other ship operating expenses in our consolidated financial statements.

I.	U.S. Income Tax

We are primarily foreign corporations engaged in the business of operating cruise ships in international transportation. We also own and operate, among other businesses, the U.S. hotel and transportation business of Holland America Princess Alaska Tours through U.S. corporations.

Our North American cruise ship businesses and certain ship-owning subsidiaries are engaged in a trade or business within the U.S. Depending on the itinerary of any particular ship, that ship may generate income from sources within the U.S. We believe that our U.S. source income and the income of our ship-owning subsidiaries, to the extent derived from, or incidental to, the international operation of a ship or ships, is currently exempt from U.S. federal income and branch profits tax.

Our domestic U.S. operations, principally the hotel and transportation business of Holland America Princess Alaska Tours, are subject to state and federal income taxation in the U.S.

a.	Application of Section 883 of the Internal Revenue Code

In general, under Section 883 of the Internal Revenue Code, certain non-U.S. corporations (such as our North American cruise ship businesses) are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide, in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. (an “equivalent exemption jurisdiction”) and (ii) the foreign corporation meets a defined publicly-traded test. Subsidiaries of foreign corporations that are organized in an equivalent exemption jurisdiction and meet the publicly-traded test also benefit from Section 883. We believe that Panama is an equivalent exemption jurisdiction and Carnival Corporation currently qualifies as a publicly-traded corporation under the regulations. Accordingly, substantially all of Carnival Corporation’s income is exempt from U.S. federal income and branch profits tax.

Regulations under Section 883 list items that the Internal Revenue Service (“IRS”) does not consider to be incidental to ship operations. Among the items identified as not incidental is income from the sale of air transportation, transfers, shore excursions and pre- and post-cruise land and tour packages to the extent earned from sources within the U.S.

b.	Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its UK and Italian resident subsidiaries currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties.

c.	U.S. State Income Tax

Carnival Corporation and Carnival plc and certain of their subsidiaries are subject to various U.S. state income taxes generally imposed on each state’s portion of the U.S. source income subject to U.S. federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of our companies doing business in Alaska and certain of their subsidiaries.

II.	UK and Australian Income Tax

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc, which have elected to enter the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

For a company to be eligible for the regime, it must be subject to UK corporation tax and, among other matters, operate qualifying ships that are strategically and commercially managed in the UK. Companies within UK tonnage tax are also subject to a seafarer training requirement.

Our UK non-shipping activities that do not qualify under the UK tonnage tax regime remain subject to normal UK corporation tax. Dividends received from subsidiaries of Carnival plc doing business outside the UK are generally exempt from UK corporation tax.

Substantially all of P&O Cruises (Australia)’s income is exempt from Australian corporation taxes by virtue of the UK/Australian income tax treaty.

III.	Italian, German, Portuguese and Spanish Income Tax

Carnival plc’s German and Spanish brands, AIDA and Ibero, are both divisions of Costa. Effective through fiscal 2014, Costa is entered into the Italian Tonnage Tax regime and Costa intends to reapply for an additional ten-year period beginning 2015. This regime taxes Costa’s, AIDA’s and Ibero’s shipping profits, as defined, which are principally all of their earnings, calculated by reference to the net tonnage of their qualifying ships.

Most of Costa’s and AIDA’s earnings not considered to be shipping profits for Italian Tonnage Tax purposes, will be taxed at an effective tax rate of approximately 6% under the Italian tax regime since all of their ships are Italian registered. The majority of AIDA’s earnings are exempt from German corporation taxes by virtue of the Italy/Germany income tax treaty.

All of Ibero’s ships are registered in Portugal. Provided certain local employment requirements are satisfied, most of Ibero’s income that is not considered to be shipping profits for Italian Tonnage Tax purposes was exempt from Portuguese income tax through 2011 and, in 2012, will be subject to Portuguese income tax at an effective rate of 3%, which will gradually increase to 5% in 2020. Ibero’s Spanish operations are minimal and, therefore, its Spanish income taxes are minimal.

IV.	Brazilian and Mexican Income Tax

From November through March, Costa charters certain of its ships for operation in Brazil to a Brazilian subsidiary. The subsidiary’s earnings are subject to Brazilian resident income tax, and we believe payments this subsidiary makes to Costa are exempt from Brazilian income tax under Brazilian domestic law and the Italy/Brazil income tax treaty.

The operation of our port facility in Mexico is subject to the tax regime applicable to Mexican resident businesses.

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

You should carefully consider the specific risk factors set forth below and the other information contained or incorporated by reference in this Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. Some of the statements in this item and elsewhere in this Form 10-K are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

•	General economic and business conditions may adversely impact consumer demand for vacations and, consequently, reduce our cruise brands’ net revenue yields and profitability.

Demand for cruises is in part dependent on the underlying perceived or actual economic strength of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as higher unemployment and underemployment rates, declines in income levels, securities, real estate and other market declines and volatility, increasing taxation, higher fuel prices and healthcare costs, more restrictive credit markets, higher interest rates and changes in governmental regulations, could reduce our potential vacationers’ discretionary incomes, net worth or their consumer confidence. Consequently, this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price reductions which, in turn, could reduce the profitability of our business. These ticket price reductions may result in a less affluent guest base, and decreases in discretionary income or consumer confidence, all of which could also result in lower onboard revenues, which could also have a negative effect on our net revenue yields and profitability.

•	Increases in fuel prices may adversely affect our operations, financial condition and liquidity.

Economic, market and political conditions in certain parts of the world, including fuel demand and supply disruptions and related infrastructure needs, make it difficult to predict the future price and availability of fuel. Fuel costs accounted for 21%, 18% and 14% of our cruise operating expenses in 2011, 2010 and 2009, respectively. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. We may be unable to implement additional fuel conservation initiatives and other best practices or increase ticket prices and collect fuel supplements, which would help to fully or partially offset these fuel price increases.

To mitigate a portion of our economic risk attributable to potentially significant fuel price increases, we recently implemented a fuel derivatives program. To date under this program, we have bought Brent crude oil (“Brent”) call options and sold Brent put options, collectively referred to as zero cost collars that established ceiling and floor Brent prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. In addition, there can be no assurance that our fuel derivatives program will provide a sufficient level of protection against increases in fuel prices or that our counterparties will be able to perform, such as in the case of a counterparty bankruptcy. The zero cost collars will reduce our benefit if Brent prices drop below the floor. Also, the fuel derivative contracts may create significant volatility in our U.S. GAAP earnings due to volatility in fuel prices over the contracts’ terms. Furthermore, volatility in fuel prices could have a material adverse effect on our operations, financial condition and liquidity.

Finally, we believe that our land-based vacation competitors’ operating costs are less affected by fuel price increases than cruise companies. Accordingly, fuel price increases may adversely impact cruise companies more than their land-based competitors.

•

Accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters and other incidents affecting the health, safety, security and satisfaction of guests and crew could have an adverse effect on our sales and profitability.

The operation of cruise ships, hotels, land tours, port facilities and shore excursions involve the risk of accidents, including those caused by the improper operation of our ships, motorcoaches and trains, guest and crew illnesses, such as from the spread of contagious diseases, mechanical failures, fires, collisions, groundings, navigational errors, oil spills and other environmental mishaps, and other incidents at sea or while in port or on land, which may cause injury and death, or the alteration of itineraries or cancellation of a cruise or series of cruises or tours. Although we place guest and crew safety as the highest priority in all our operations, our ships have been involved in accidents and other incidents in the past (for example, the January 13, 2012 grounding of Costa Concordia). We may experience similar incidents in the future. These types of incidents may bring into question guest and crew health, safety, security and satisfaction and may adversely affect our sales and profitability, may result in additional costs to our business, litigation against us and increasing government or other regulatory oversight.

In particular, our ability to effectively and efficiently operate shipboard and shoreside activities may be impacted by widespread public health issues/illnesses or health scares resulting in, among other things, reduced demand for cruises and cruise cancellations and employee absenteeism that could have an adverse affect on our sales and profitability. For example, a severe outbreak of the influenza virus or some other pandemic could, among other things, disrupt our ability to embark/disembark passengers and crew, disrupt air travel to and from ports, increase costs for prevention and treatment and adversely affect our supply chain. This could also adversely impact cruise demand in areas unaffected by such an outbreak.

Our cruise ships, hotels, land tours, port facilities, shore excursions and other service providers may be impacted by adverse weather patterns or natural disasters, such as hurricanes, earthquakes, tornados, tsunamis and volcanic eruptions. These events could result in, among other things, increased port related and other costs. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors, which would have an adverse effect on our sales and profitability.

The frequency of extreme weather events such as hurricanes and floods, which may be caused by climate change, may not only cause disruption, alteration, or cancellation of cruises but may also adversely impact commercial airline flights, other transport and shore excursion activities or prevent our guests from electing to cruise altogether. Such extreme weather events may also disrupt the supply of provisions, fuel and shore power, and may limit our ability to safely embark and disembark our guests. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock our ships and could cause sea/motion sickness among guests and crew. These events could have an adverse impact on the safety and guest satisfaction of cruising and could have an adverse impact on our sales and profitability. Finally, these extreme weather conditions could cause property damage to our ships, port facilities and other assets and impact our ability to obtain insurance coverage for operations in such areas at reasonable rates.

Furthermore, some of the same factors that impact our guests’ decisions to cruise with us may also impact our ability to employ qualified crew.

•

The international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures and threats thereof, and other world events affecting the safety and security of travel could adversely affect the demand for cruises and could harm our future sales and profitability.

Demand for cruises and other vacation options has been and is expected to continue to be affected by the public’s attitude towards the safety and security of travel. Factors including, but not limited to, the September 11, 2001 terrorist attacks in the U.S., threats of additional terrorist attacks, drug-related violence in Mexico, pirate attacks and vessel seizures off the coast of Africa, national government travel advisories, political instability in North Africa, the Middle East and elsewhere and general concerns over the safety and security aspects of traveling have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past and may have an adverse impact in the future. Decreases in demand could lead to price reductions, which in turn could reduce our profitability.

•

Negative publicity concerning the cruise business in general or us in particular, including any adverse environmental impacts of cruising, could impact the demand for cruises, affect our reputation and harm our future sales and profitability.

Accidents and incidents involving cruise ships, and, in particular our cruise ships (including the January 13, 2012 grounding of Costa Concordia), media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry in general, or unusual weather patterns or natural disasters or disruptions, such as hurricanes and earthquakes, could impact demand for our cruises. In addition, any events which impact the travel industry more generally may negatively impact guests’ ability or desire to travel to or from our ships, or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our result of operations and on future industry performance.

Maintaining a good reputation is critical to our business. Reports of ship accidents (for example, media coverage of the January 13, 2012 grounding) and other incidents at sea or while in port, including missing guests, improper conduct by our employees, guests or agents, crimes, crew and guest illnesses such as incidents of stomach flu, parasitic outbreaks or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, which could lead to a negative perception regarding the safety of our ships and the satisfaction of our guests. In addition, negative publicity regarding adverse environmental impacts of cruising, such as climate change and oil spills, could diminish our reputation. Social media has increased the ways in which our reputation can be impacted, and the speed with which it can occur. Anything that damages our reputation, whether or not justified, could have an adverse impact on demand, which could lead to price reductions and a reduction in our sales and profitability.

•

Litigation, enforcement actions, fines or penalties, including those relating to Costa Concordia’s incident, could adversely impact our financial condition or results of operations and damage our reputation.

Our business is subject to various international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and lead to litigation or legal proceedings that could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition or results of operations.

On January 13, 2012, Costa Concordia grounded off the coast of Isola del Giglio, Italy and sustained significant damage. There were 16 casualties, a number of injuries and 16 people remain missing, as of January 26, 2012. The ship remains grounded and partially submerged off the coast. The cause of the accident is currently under investigation by the Italian authorities.

As a result of this accident, litigation claims, enforcement actions and regulatory actions and investigation, including but not limited to those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties including us. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, action and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

•	We are subject to many economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs and could harm future sales and profitability.

Some of our operating costs, including, but not limited to, food, payroll, port costs, repairs and maintenance, security and other commodity-based items are subject to increases because of market forces, economic or political instability or circumstances beyond our control. In addition, interest rates, currency exchange rate fluctuations and our ability to obtain debt or equity financing are dependent on many economic, market and political factors. Increases in operating or financing costs could adversely affect our results because we may not be able to recover these increased costs through price increases charged to our guests and such increases may adversely impact our liquidity and credit ratings.

It is possible that jurisdictions or ports of call that we regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically targeted to the cruise business, its employees and guests, including, but not limited to, value added taxes on cruise tickets and onboard revenues and changes in the scope of income that is includable within tonnage tax regimes, which could increase our operating costs and could decrease the demand for cruises and ultimately decrease our net revenue yields and net income. For example, in 2010 Spain imposed a value-added tax on the sale of certain onboard goods and services.

•	Changes in and compliance with environmental laws and regulations could adversely affect our operations and thus impact our profitability.

Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise business and its environmental impact. Various agencies and regulatory organizations have enacted or are considering new regulations or policies, such as requirements to use lower sulfur content fuels and stricter emission limits to reduce GHG effects, which could adversely impact the cruise business. See Part I, Item 1. Business. B. “Cruise Operations- Governmental Regulations - Maritime Regulations” for additional information regarding these risks.

The IMO has amended the MARPOL regulations to reduce emissions from ships. As described in “Maritime Environmental Regulations” as referenced above, these changes will result in reductions in ship sulfur oxide emissions by requiring progressive reductions in the sulfur content in fuel or the use of abatement techologies. These limits will be further reduced in designated ECAs, including ECAs that have been or could be proposed in other prime cruising areas, such as around Australia, Japan, the Mediterranean Sea and Mexico. As a result of these amendments, low sulfur fuel may be less available because of increased demand, and the cost of such fuel may increase. If utilized, new sulfur emissions abatement technologies may also increase costs. The increase in fuel prices impacts not only our fuel costs, but also some of our other expenses, including, but not limited to, crew and guest travel, freight, and commodity prices and may have an adverse impact on our profitability.

Initiatives to limit GHG emissions have recently been introduced in Australia and are being considered in several European countries. Similarly, numerous other bills related to climate change have been introduced in the U.S. Congress, which could adversely impact our business. For example, while not all are likely to become law, there are indications that additional climate change related mandates could be forthcoming, and they may significantly impact our costs, including, among other things, increasing fuel prices, including new taxes on bunker fuel, establishment of costly emissions trading schemes and increasing newbuild and operational costs.

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

We are subject to various international, national, state and local laws, regulations, treaties and employee union agreements related to, among other things, persons with disabilities, employment, health, safety and security. Failure to comply with these laws and regulations could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. We believe that relevant government authorities in the U.S., Europe and elsewhere will continue to focus on these areas. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory requirements applicable to our operations.

•	Changes in income tax laws and regulations and income tax treaties may adversely affect the taxation of our shipping income and our profitability.

We believe that substantially all of the income earned by Carnival Corporation, Carnival plc and their ship owning or operating subsidiaries qualify for taxation based on ship tonnage, is exempt or is subject to minimal taxes in the jurisdictions where the entities are incorporated or do business.

We believe that Panama and the jurisdictions where the ship owning and operating subsidiaries of Carnival Corporation are formed are equivalent exemption jurisdictions for purposes of Section 883 of the Internal Revenue Code. The laws of Panama and the other jurisdictions where our ships are owned or operated are subject to change and, in the future, may no longer qualify as equivalent exemption jurisdictions.

The IRS interpretation of Section 883 could differ materially from ours. In addition, provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares. Accordingly, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries whose tax exemption is based on Section 883 could lose this exemption.

There is no authority that directly addresses the effect, if any, of a DLC arrangement on the availability of benefits under treaties and, accordingly, their application to our operations is not free from doubt. The applicable treaties may be revoked by either applicable country, replaced or modified with new agreements that treat income from international operation of ships differently that the agreements currently in force or may be interpreted by one of its countries differently from us.

If we did not qualify for tonnage tax, exemption, treaties or minimal taxes, or if the laws that provide for these tax systems were changed, we would have significantly higher income tax expense. In many jurisdictions, the benefit of tonnage tax or preferential tax regimes would be replaced with taxation at normal statutory rates. In the absence of Section 883 or an applicable income tax treaty in the U.S., we would be subject to the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code. In combination, these provisions would result in the taxation of our U.S. source shipping income, net of applicable deductions, at a federal corporate income tax rate of up to 35%, state income tax rates would vary and our net after-tax income would be potentially subject to a further branch profits tax of 30%.

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

•

Our ability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations could reduce our profitability. In addition, we expect increases in our repairs and maintenance expenses and refurbishment costs as our fleet ages.

The construction, repair, maintenance and refurbishment of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, repair, maintenance and refurbishment projects, which could cause delays and cost overruns in completing such work. As our fleet ages, our repair and maintenance expenses will increase, such as the required 25 year survey that is more exhaustive and thus may require additional repair and maintenance work to be performed. In addition, work stoppages, insolvencies or other financial difficulties at the shipyards and their subcontractors and suppliers who build, repair, maintain or refurbish our ships could also delay or prevent the delivery of our ships under construction and prevent or delay the completion of the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability. However, the impact from a delay in delivery of our newbuilds is expected to be partially mitigated by contractual provisions and bank guarantees that we require shipyards to provide to us. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard voluntary capacity reductions or insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Finally, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability.

Also, the European shipyards that build most of our ships are currently eligible to benefit from governmental support of innovation, development, employment and export credit financing that expire in 2013. There is no assurance that such eligibility will be extended or renewed and, therefore, we may incur higher vessel purchase prices.

As of November 30, 2011, we had not entered into any foreign currency forwards or options to fix a portion of the cost in U.S. dollars or in sterling of three of our euro-denominated shipbuilding contracts. However, if we were to enter into these types of forwards or options in the future, and if the shipyards with which we have contracted are unable to perform, these foreign currency forwards and options related to the shipyards’ shipbuilding contracts would still have to be honored. This might require us to realize a loss on existing foreign currency forwards and options without an offsetting gain on our foreign currency denominated shipbuilding contracts, thus resulting in an adverse effect on our financial results.

Since substantially all our newbuild costs are priced in euros, the ability to purchase ships for our North America and UK brands at favorable U.S. dollar and sterling prices, respectively, is adversely impacted as a result of the weaker U.S. dollar and weaker sterling compared to the euro. This can result in higher newbuild costs and reduced profitability for our North America and UK brands. In addition, the prices of various commodities that are used in the construction of ships, such as steel, can be subject to volatile price changes and, accordingly, the cost of future newbuilds may increase, which could have an adverse impact on our profitability.

In connection with our shipbuilding contracts, we do not anticipate any contractual breakage or cancellations on our part. However, if any were to occur, it could result in, among other things, the forfeiture of our payments and the imposition of contractual liquidated damages.

•	Lack of continuing availability of attractive, convenient and safe port destinations could adversely affect our net revenue yields and net income.

We believe that attractive, convenient and safe port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The continuing availability of these types of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints (particularly during the Caribbean winter months), security, safety and environmental concerns, adverse weather conditions and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to utilize, maintain, rebuild, if necessary, and increase the number of ports that our ships call on could adversely affect our net revenue yields and net income.

•

Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain is essential to allowing us to profitably operate our business. In addition, reductions in the availability of, and increases in the prices for, the services and products provided by these vendors can adversely impact our net income.

The majority of our guests book their cruises through independent travel agents, including wholesalers and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Our competitors may offer higher commissions and incentives in the future, and thus adversely impact our business. Significant disruptions, contractions or consolidations to our travel agent distribution system, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown could have an adverse effect on our sales and profitability. In addition, we extend normal credit terms to certain of our larger European travel agents and tour operators and, accordingly, if such agents and operators cannot repay their debts to us, it will adversely impact our cash flows and operations. For example during 2011, certain European travel agents and tour operators have experienced liquidity concerns for a variety of reasons and, accordingly, it is possible that we could experience credit losses related to these and other agents and operators in the future.

Some of our guests depend on scheduled or chartered commercial airline services to transport them to or from the airports near the ports where our cruises embark and disembark. Changes or disruptions in commercial or chartered airline services as a result of strikes, financial instability or viability, adverse weather conditions, airport delays or other events or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests to or from our cruise ships and increase our cost of sales which would, in turn, have an adverse effect on our results of operations. In addition, increases in the prices of airfares would increase the overall vacation price to our guests and may adversely affect demand for our cruises.

Economic downturns may impact the financial viability of other key vendors in our supply chain and the interruption in the services or goods we purchase from them could adversely impact our operations and profitability.

•	Disruptions and other damages to our information technology and other networks and operations and breaches in data security could result in decreases in our net income.

Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively depends in part on the reliability of our information technology (“IT”) systems and other networks. We use IT, communications and other systems among other things, to manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, causing operational disruptions and other cyber-related risks could adversely impact our guest services and satisfaction, employee relationships and our reputation.

These potential disruptions and denial-of-service attacks could negatively affect costs, customer demand and pricing for our cruises. In addition, the operation and maintenance of these networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. While we have and continue to invest in IT and other security initiatives and disaster recovery plans, these measures cannot completely insulate us from disruptions that could result in adverse effects on our operations and profitability.

•	We may lose business to competitors throughout the vacation market, which could adversely affect our operations and financial condition.

We face significant competition from other cruise brands on the basis of cruise pricing, the types and size of ships, services and destinations being offered to cruise guests. We try to differentiate ourselves from our cruise competitors by offering a wide variety of brands, itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. In addition, we may choose to enhance our older ships with innovative amenities and improvements in order for those ships to be more competitive with other cruise ships. Also, during the winter season ships that operate in the Caribbean face increased competition as our brands, as well as our competitors, redeploy vessels to the Caribbean, which results in a seasonal increase in passenger capacity that may adversely impact our profitability.

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

•

Overcapacity in the cruise ship or land-based vacation industry could have a negative impact on our net revenue yields and increase operating costs, thus resulting in ship, goodwill and trademark asset impairments, all of which could adversely affect profitability.

Although cruising capacity has grown at a slower pace in recent years, we expect it to continue to increase over the next few years. The overall vacation market may also face increases in land-based vacation capacity, which may impact us as well. We aim to fill our new capacity at favorable revenue yields despite the new competing cruise and land-based capacity growth. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive rates and, therefore, increase our shipboard operating costs.

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

Some of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships in the future. We may also be subject to work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results.

•

The impact of disruptions in the global financial markets or other events may negatively affect the ability of our counterparties and others to perform their obligations to us and thus, adversely affect our financial position and results of operations.

The ability of our counterparties, primarily associated with our cash equivalents, investments, committed ship financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, to perform may adversely impact us if any of their financial positions weaken materially or they suffer other financial disruptions.

•	Our success depends upon the continued strength of our cruise brands and our ability to implement our brand strategies.

We believe that our cruise branding has contributed significantly to the success of our business and that maintaining and enhancing our branding is critical to expanding their customer base. In addition, the ability of our brands to successfully target different segments of the vacation markets in which they operate enables them to strengthen their business. Failure to protect our brands from infringers could have a material adverse effect on our business and results of operations.

•

Our international operations are subject to additional risks not generally applicable to our U.S. operations and may result in increased costs and risks and adversely affect our financial position and results of operations.

Our international operations are subject to additional risks including, but not limited to, adverse changes in foreign countries’ political systems; social unrest; restrictions and taxes on the withdrawal of foreign investment and earnings and other payments by subsidiaries; government policies against the cruise, vacation or maritime businesses; local cabotage requirements; anti-bribery laws or regulations; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries and commercial instability caused by corruption. In addition, our international operations may also be subject to adverse changes in foreign exchange restrictions, fluctuations in foreign currency exchange rates and changes in or application of foreign taxation structures including duties and value-added taxes. In addition, if a significant country leaves the euro currency system in a non-orderly manner, it is possible that this could have a significant impact on our operations. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

Operating internationally exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We may not be successful in ensuring that our employees and other representatives stationed throughout the world properly adhere to our policies or applicable laws or regulations. Failure to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flow.

•	Geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect, thus resulting in the slower growth of our business.

As we expand our global presence it requires, among other things, investments and start-up costs. We may not recover our investments in these markets and we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion may not produce the returns that we had expected. For instance, the Chinese market, which we entered in 2006, is developing slower than originally expected.

•	Our decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, although we do elect to self-insure or use higher deductibles for substantially all the insurable risks we face in order to minimize the cost of our insurance policies. Accordingly, we are not protected against all risks, such as loss of use of Costa Concordia, which could result in unexpected increases in our expenses in the event of an incident. We attempt to mitigate our risks that are not covered by insurance, although we cannot be certain such processes and procedures will be successful. Further, significant incidents could result in higher insurance premiums commencing on the policy renewal dates.

We may also be subject to additional premium costs in amounts based not only on our own claim records but also on the claim records of all other members of the P&I associations through which we receive indemnity coverage for tort liability. We are also subject to additional P&I premium assessments for various reasons including, but not limited to, investment or underwriting shortfalls experienced by our P&I clubs. In addition, if we or other shipowners sustain significant losses, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

Finally, we cannot be certain that affordable and viable direct and reinsurance markets will be available to us in the future.

•	Fluctuations in foreign currency exchange rates could adversely affect our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar; most importantly, the euro, sterling, Australian dollar and Canadian dollar. We derived approximately 56%, 54% and 52% of our revenues from passengers sourced from countries outside of the U.S. in fiscal 2011, 2010 and 2009, respectively. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We also report currency transactions in the functional currencies of our reporting units. Therefore, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against our other major currencies, will adversely affect our U.S. dollar financial results.

•

Whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations may adversely impact our financial results.

Our forecasted cash flow from future operations may be adversely affected by various factors, including, but not limited to, declines in guest demand and consumer confidence, a weakening economy, increased competition, overcapacity, terrorist and pirate attacks and the threats thereof, the impact of the spread of contagious diseases such as flu virus, ship accidents and other incidents, negative publicity, adverse currency movements, increases in fuel prices and other factors noted under these “Risk Factors.” To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments and debt repayments, from sources other than cash flow from operations, available cash and committed external sources of liquidity, including committed ship and other financings, we will have to secure such financing from export credit agencies, banks and through the offering of debt and equity securities in the public or private markets. There is no guarantee that such financings will be available in the future to fund our future obligations, or that they will be available on terms consistent with our expectations.

Our access to and the cost of financing will depend on, among other things, conditions or disruptions in the global financing markets, the availability of sufficient amounts of financing and the maintenance of our investment grade long-term senior unsecured credit ratings. If our long-term credit rating were to be downgraded or assigned a negative outlook, our access to and the cost of financing may be negatively impacted. Further, the terms of future debt agreements could include more restrictive covenants, which may restrict our business operations.

•

The DLC arrangement involves risks not associated with the more common ways of combining the operations of two companies and these risks may have an adverse effect on the economic performance of the companies and their respective share prices.

The DLC arrangement is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of impacting a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In our DLC arrangement, the combination is effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order, and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC arrangements and establish legal precedents that could increase the risk of a successful challenge to our DLC arrangement.

•	Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

Carnival Corporation’s corporate affairs are governed by its Third Amended and Restated Articles of Incorporation (“Articles”) and Third Amended and Restated By-Laws (“By-Laws”) and by the laws of Panama. Carnival plc is governed by its Articles of Association and by the laws of England and Wales. The contracts that control the relationship between Carnival Corporation and Carnival plc under the DLC arrangement are governed by the laws of Panama, the Isle of Man and the Cayman Islands. The laws of Panama, England and Wales, the Isle of Man and the Cayman Islands may differ in some respects from the laws in the U.S.

•	A small group of shareholders owns a significant portion of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

As of January 13, 2012, a small group of shareholders consisting of some members of the Arison family, including Micky Arison, beneficially owned approximately 27% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least significantly influence, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

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

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this Form 10-K are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate,” “target” and similar expressions of future intent or the negative of such terms.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this Form 10-K. Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-U.S. GAAP earnings per share; net revenue yields; booking levels; pricing; occupancy; operating; financing and tax costs, including fuel expenses; costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill and trademark fair values and outlook.

Certain of the risks we are exposed to are identified in this Item 1A. “Risk Factors.” This item contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of January 23, 2012, the Carnival Corporation and Carnival plc corporate headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease
Carnival Corporation headquarters and Carnival Cruise Lines	Miami, FL U.S.A.	463,000/24,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	361,000	Lease
Holland America Line, Holland America Princess Alaska Tours and Seabourn	Seattle, WA U.S.A.	172,000	Lease
Costa	Genoa, Italy	218,000/23,000	Own/Lease
P&O Cruises (UK) and Cunard	Southampton, England	150,000	Lease
AIDA	Rostock, Germany	153,000	Own
P&O Cruises (Australia)	Sydney, NSW Australia	65,000	Lease
Carnival plc headquarters	London, England	8,000	Lease

In addition, we own, lease or have controlling interests in port facilities in Barcelona, Spain; Cozumel, Mexico; Grand Turk, Turks & Caicos Islands; Juneau, Alaska; Long Beach, California; Roatán, Honduras and Savona, Italy.

Our cruise ships in operation, headquarters, port and other shoreside facilities and Holland America Princess Alaska Tours’ properties are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays®, respectively, are briefly described in Part I, Item 1. Business. B. “Cruise Operations.” The hotel properties owned and operated by Holland America Princess Alaska Tours and the two cruise ships that we own and charter-out under long-term bareboat charter agreements are also briefly described in Part I, Item 1. Business. A. “Overview.”

Information about our cruise ships, including the number each of our cruise brands operate, their passenger capacity and their primary areas or countries in which they are marketed, as well as information regarding our cruise ships under construction may be found under Part I, Business. A. “Overview,” and Note 6, “Commitments” and Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments. Also, information about maritime regulations and issues that may affect our utilization and operation of cruise ships may be found in Part I. Item 1. Business. B. “Cruise Operations.”

Item 3.	Legal Proceedings.

On January 13, 2012, Costa Concordia grounded off the coast of Isola del Giglio, Italy and sustained significant damage. There were 16 casualties, a number of injuries and 16 people remain missing, as of January 26, 2012. The ship remains grounded and partially submerged off the coast. The cause of the accident is currently under investigation by the Italian authorities. As a result of this accident, litigation claims, enforcement actions and regulatory actions and investigations, including but not limited to those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties including us.

On January 26, 2012, a purported class action was filed by Gary Lobaton in the United States District Court for the Northern District of Illinois (Eastern Division) naming as defendants Costa Crociere, S.p.A., Carnival Corporation and Carnival plc (Gary Lobaton v Carnival Corporation, Carnival plc and Costa Crociere S.p.A. et. al., No. 12-cv-00598). The plaintiff purports to represent an alleged class of the passengers and crew of Costa Concordia who were onboard the ship on January 13, 2012. The complaint alleges that the defendants violated the Athens Convention Relating to the Carriage of Passengers and their Luggage by Sea, breached contracts with employees and passengers and acted negligently. The plaintiff also alleges unjust enrichment. The complaint seeks unspecified monetary and punitive damages, interests and costs, among other things.

Item 4.	(Removed and Reserved).

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

Name	Age	Years of Service (a)	Title
Micky Arison	62	40	Chairman of the Board of Directors and Chief Executive Officer
David Bernstein	54	13	Senior Vice President and Chief Financial Officer
Alan B. Buckelew	63	34	President and Chief Executive Officer of Princess
Gerald R. Cahill	60	17	President and Chief Executive Officer of Carnival Cruise Lines
David Dingle	54	33	Chief Executive Officer of Carnival UK
Pier Luigi Foschi	65	14	Chairman and Chief Executive Officer of Costa Crociere, S.p.A. and Director
Howard S. Frank	70	22	Vice Chairman of the Board of Directors and Chief Operating Officer
Larry Freedman	60	13	Chief Accounting Officer and Vice President – Controller
Stein Kruse	53	12	Chairman, President and Chief Executive Officer of Holland America Line and Chairman of Seabourn
Arnaldo Perez	51	19	Senior Vice President, General Counsel and Secretary

(a)	Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Micky Arison has been Chairman of the Board of Directors since 1990 and a director since 1987. He has been Chief Executive Officer since 1979.

David Bernstein has been Senior Vice President and Chief Financial Officer since 2007. From 2003 to 2007, he was Vice President and Treasurer. From 1998 to 2003, he was Chief Financial Officer of Cunard and Seabourn.

Alan B. Buckelew has been Chief Executive Officer of Princess since 2007. He has been President of Princess from 2004. From 2004 to 2007, he was also Chief Operating Officer of Cunard. From 2000 to 2004, he was Executive Vice President and Chief Financial Officer of Princess.

Gerald R. Cahill has been President and Chief Executive Officer of Carnival Cruise Lines since 2007. From 2003 to 2007, he was Executive Vice President and Chief Financial and Accounting Officer. From 1998 to 2003, he was Senior Vice President Finance, Chief Financial and Accounting Officer.

David Dingle has been Chief Executive Officer of Carnival UK, whose brands include P&O Cruises (UK) and Cunard, since 2007. From 2003 to 2007, he was Managing Director of Carnival UK and P&O Cruises (UK). From 2000 to 2003, he was Managing Director of P&O Cruises (UK).

Pier Luigi Foschi has been a director since 2003. He has been Chief Executive Officer of Costa Crociere, S.p.A. since 1997 and Chairman of its Board since 2000. In this capacity, Mr. Foschi has had responsibility for AIDA since 2003 and Ibero since 2007.

Howard S. Frank has been Vice Chairman of the Board of Directors since 1993, Chief Operating Officer since 1998 and a director since 1992.

Larry Freedman has been Chief Accounting Officer since 2007 and Vice President-Controller since 1998. From 1998 to 2007, Mr. Freedman was also Vice President-Finance.

Stein Kruse has been the Chairman of the Board, President and Chief Executive Officer of Holland America Line since 2004. Mr. Kruse also serves as Chairman of the Board of Seabourn, a role he has held since January 2011. From 2003 to 2004, he was the President and Chief Operating Officer of Holland America Line. From 1999 to 2003, he was Senior Vice President, Fleet Operations for Holland America Line.

Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since 2002. From 1995 to 2002, he was Vice President, General Counsel and Secretary.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information

The information required by Item 201(a) of Regulation S-K, Market Information, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

B.	Holders

The information required by Item 201(b) of Regulation S-K, Holders, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Dividends

Carnival Corporation and Carnival plc declared quarterly cash dividends on all of their common stock and ordinary shares as follows:

	Quarters Ended
	February 28	May 31	August 31	November 30
2011	$0.25	$0.25	$0.25	$0.25
2010	$0.10	$0.10	$0.10	$0.10
2009	$0.00	$0.00	$0.00	$0.00

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

We believe preserving liquidity is a prudent step to take during uncertain times. Accordingly in October 2008 at the height of the financial crisis, the Boards of Directors voted to suspend our $0.40 quarterly dividend payment beginning March 2009. At the January 2010 Boards of Directors meetings, it was decided to reinstate our March 2010 quarterly dividend payment at $0.10 per share. At the January 2011 Boards of Directors meetings, it was decided to increase the March 2011 quarterly dividend payment to $0.25 per share.

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

Maintenance of a strong balance sheet allows us to return free cash flow to shareholders. As previously discussed, since we have slowed down the pace of our newbuilding program, we currently believe this will lead to an increase in free cash flows.

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

In September 2007, our Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions, (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended November 30, 2011, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
September 1, 2011 through September 30, 2011	3,934,851	$31.03	$343,395,493
October 1, 2011 through October 31, 2011	109,534	$28.86	$340,234,509
November 1, 2011 through November 30, 2011	200,000	$30.69	$334,096,418

	4,244,385	$30.96

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.

(b)	During September 2011 Carnival Investments Limited, a subsidiary of Carnival Corporation, purchased 1,097,990 ordinary shares of Carnival plc at an average price of $30.85 under the Repurchase Program. Carnival plc ordinary shares are listed on the London Stock Exchange.

During fiscal 2011, we repurchased 13.5 million shares of Carnival Corporation common stock for $413 million under the Repurchase Program. In addition, during 2011 Carnival Investment Limited also repurchased 1.3 million ordinary shares of Carnival plc for $41 million under the Repurchase Program. During 2010 and 2009, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. At November 30, 2011, the remaining availability under the Repurchase Program was $334 million. There were no repurchases under the Repurchase Program from December 1, 2011 through January 23, 2012.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the “Stock Swap” programs described below. During 2011, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the “Stock Swap” programs. All Carnival plc share repurchases under both the Repurchase Program and the “Stock Swap” authorizations require annual shareholder approval.

At January 23, 2012, the remaining availability under the Repurchase Program was $334 million and the remaining availability under the “Stock Swap” program repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the “Stock Swap” authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.4 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2012 annual general meeting, or October 12, 2012.

II.	“Stock Swap” Programs

We use the “Stock Swap” programs in situations where we can obtain an economic benefit because either Carnival Corporation common stock or Carnival plc ordinary shares are trading at a price that is at a premium or discount to the price of Carnival plc ordinary shares or Carnival Corporation common stock, as the case may be. This economic benefit is used for general corporate purposes, which could include repurchasing additional stock under the Repurchase Program.

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell Carnival Corporation common stock through a sales agent and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Carnival Corporation may issue and sell up to 19.2 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, through a sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Carnival Corporation or Carnival Investments Limited may sell up to 31.5 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival plc shares have been or will be registered under the Securities Act.

During fiscal 2011, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the “Stock Swap” programs.

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

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 30, 2012, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2011, that they are effective as described above.

B.	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on

our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2011.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2011 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

On January 13, 2012, the 2,978-passenger capacity Costa Concordia grounded off the coast of Isola del Giglio, Italy and sustained significant damage. The ship remains grounded and partially submerged off the coast. The cause of the accident is currently under investigation by the Italian authorities. A damage assessment review of the ship is being undertaken to determine whether the ship can be repaired and what the total cost would be. If the ship is repairable, it is expected to be out-of-service for the remainder of fiscal 2012 if not longer.

The net carrying value of this euro-denominated ship, including ship improvements, at December 31, 2011 was $490 million (at the December 31, 2011 exchange rate or €379 million). We have euro-denominated insurance coverage of $510 million (at the December 31, 2011 exchange rate or €395 million) for damage to the ship with a potential deductible of approximately $30 million as well as insurance for third party personal injury liability subject to an additional deductible of approximately $10 million for this incident. We self-insure for loss of use of the ship.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officers, including the chief financial officer, chief accounting officer and controller and other persons performing similar functions. Our code of ethics applies to all our other employees as well. This code of ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waivers from, any provisions of this code of ethics by posting such information on our website, at the addresses specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2011 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2011 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.	Securities Authorized for Issuance under Equity Compensation Plans

I.	Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	10,622,672	(a)	$46.24	17,402,954	(b)(c)
Equity compensation plans not approved by security holders	—		—	—

	10,622,672		$46.24	17,402,954

(a)	Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Cruise Lines, Inc. 1987 Stock Option Plan, Carnival Corporation 2002 Stock Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 1,826,721 restricted share units outstanding under the Carnival Corporation 2002 Stock Plan, 17,529 restricted share units outstanding under the Carnival Corporation 2001 Outside Director Stock Plan and 3,188 restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.

(b)	Includes Carnival Corporation common stock available for issuance as of November 30, 2011 as follows: 2,438,022 under the Carnival Corporation Employee Stock Purchase Plan, which includes 20,903 shares subject to purchase during the current purchase period and 14,964,932 under the Carnival Corporation 2011 Stock Plan.

(c)	In addition to options, the Carnival Corporation 2011 Stock Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares than can be awarded in either form.

II.	Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	2,466,598	(b)	$42.54	15,329,093	(c)
Equity compensation plans not approved by security holders	—		—	—

	2,466,598		$42.54	15,329,093

(a)	Converted from sterling, if applicable, using the November 30, 2011 exchange rate of $1.5501:£1.

(b)	Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 812,881 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.

(c)	In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2011 fiscal year.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence and Principal Accounting Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2011 fiscal year.

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

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 30, 2012	January 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 30, 2012	January 30, 2012

/s/ Howard S. Frank	/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors and Chief Operating Officer	Vice Chairman of the Board of Directors and Chief Operating Officer

January 30, 2012	January 30, 2012

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer

January 30, 2012	January 30, 2012

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman	Larry Freedman
Chief Accounting Officer and Vice President – Controller	Chief Accounting Officer and Vice President – Controller

January 30, 2012	January 30, 2012

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director

January 30, 2012	January 30, 2012

/s/*Robert H. Dickinson	/s/*Robert H. Dickinson
Robert H. Dickinson	Robert H. Dickinson
Director	Director

January 30, 2012	January 30, 2012

/s/*Arnold W. Donald	/s/*Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
Director	Director

January 30, 2012	January 30, 2012

/s/*Pier Luigi Foschi	/s/*Pier Luigi Foschi
Pier Luigi Foschi	Pier Luigi Foschi
Director	Director

January 30, 2012	January 30, 2012

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director

January 30, 2012	January 30, 2012

/s/*Modesto A. Maidique	/s/*Modesto A. Maidique
Modesto A. Maidique	Modesto A. Maidique
Director	Director

January 30, 2012	January 30, 2012

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director

January 30, 2012	January 30, 2012

/s/*Peter G. Ratcliffe	/s/*Peter G. Ratcliffe
Peter G. Ratcliffe	Peter G. Ratcliffe
Director	Director

January 30, 2012	January 30, 2012

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director

January 30, 2012	January 30, 2012

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director

January 30, 2012	January 30, 2012

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director

January 30, 2012	January 30, 2012

/s/*Uzi Zucker	/s/*Uzi Zucker
Uzi Zucker	Uzi Zucker
Director	Director

January 30, 2012	January 30, 2012

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)

January 30, 2012	January 30, 2012

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 17, 2012 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities.	S-3	4.5	6/13/01

4.12	Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.13	Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	2/25/04

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2*	Amendment to the Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.2	2/25/04

10.3	Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Banc of America Securities Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.4	7/1/11

10.4*	Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.4	2/27/98

10.5*	Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.	10-K	10.5	2/25/99

10.6*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	2/27/98

10.7*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	3/30/07

10.8*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	2/22/91

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.9*	Executive Long-term Compensation Agreement, dated as of January 16, 1998, between Robert H. Dickinson and Carnival Corporation.	10-K	10.2	2/27/98

10.10*	Consulting Agreement/ Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.11*	First Amendment to Consulting Agreement/ Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	2/25/93

10.12*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.13*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.14*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	4/2/09

10.15*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	2/28/00

10.16*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	2/28/01

10.17*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	2/28/00

10.18*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	3/30/07

10.19*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	2/28/01

10.20*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	2/28/02

10.21*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	3/30/07

10.22*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	6/30/09

10.23*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.3	4/2/09

10.24*	Agreement with Pier Luigi Foschi.	8-K	10.1	9/1/09

10.25	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	7/12/02

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.26*	Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.	10-Q	10.1	10/7/05

10.27*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	3/28/06

10.28*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/14/03

10.29*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	4/14/03

10.30*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

10.31*	Form of Carnival Corporation Performance-Based Restricted Stock Unit Agreement.	10-Q	10.1	4/1/11

10.32*	Carnival Cruise Lines Management Incentive Plan.	10-Q	10.1	9/26/08

10.33*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	4/8/04

10.34*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	4/8/04

10.35*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/8/04

10.36*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/7/05

10.37*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	10/7/05

10.38*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.60	1/29/08

10.39*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.61	1/29/08

10.40*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.8	10/7/05

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.41*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Unit.	10-Q	10.2	7/1/11

10.42*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Award Agreement.	10-Q	10.3	7/1/11

10.43*	Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.	10-Q	10.2	3/28/06

10.44*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	3/28/06

10.45*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.67	1/29/08

10.46*	Princess Cruises Chief Executive Officer Supplemental Retirement Plan – 2008 restatement.	10-Q	10.6	4/2/09

10.47*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	3/30/07

10.48*	Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/1/11

10.49*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.4	4/2/09

10.50*	Form of Carnival plc Performance-Based Restricted Stock Unit Agreement	10-Q	10.2	4/1/11

10.51*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.52*	Form of Executive Restricted Stock Agreement for Executives with Long-term Compensation Agreements.	10-Q	10.5	4/2/09

10.53*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for Executive Officers.	10-K	10.58	1/29/09

10.54*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	3/28/08

10.55*	Amended and Restated Executive Long-term Compensation Agreement dated January 15, 2008, between Carnival Corporation and Howard S. Frank.	10-Q	10.3	3/28/08

10.56*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.7	4/2/09

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.57*	Amendment to the Carnival Corporation Fun Ship Nonqualified Savings Plan.	10-Q	10.8	4/2/09

10.58*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.9	4/2/09

10.59*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/1/10

10.60*	Carnival Corporation & plc Stock Ownership Policy for Section 16 Officers.	10-Q	10.2	4/1/10

10.61*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/1/10

10.62*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	7/1/10

Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Annual report to security holders

13	Portions of 2011 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

Power of attorney

24	Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2011 joint Annual Report on Form 10-K and any future amendments on their behalf.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file

101

The financial statements from Carnival Corporation & plc’s joint Annual Report on Form 10-K for the year ended November 30, 2011, as filed with the SEC on January 30, 2012 formatted in XBRL, as follows:

(i) the Consolidated Statements of Income for the years ended November 30, 2011, 2010 and 2009;

X

	(ii) the Consolidated Balance Sheets at November 30, 2011 and 2010;				X

	(iii) the Consolidated Statements of Cash Flows for the years ended November 30, 2011, 2010 and 2009;				X

	(iv) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2011, 2010 and 2009;				X

and

	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.