Form 10-Q
period 2012-02-29
CARNIVAL CORP; CARNIVAL PLC
filed 2012-03-30
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filers	☒	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 23, 2012, Carnival Corporation had outstanding 596,261,864 shares of Common Stock, $0.01 par value.	At March 23, 2012, Carnival plc had outstanding 215,143,358 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 596,261,864 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended February 29/28,
	2012	2011
Revenues
Cruise
Passenger tickets	$2,764	$2,652
Onboard and other	809	757
Tour and other	9	10

	3,582	3,419

Operating Costs and Expenses
Cruise
Commissions, transportation and other	661	664
Onboard and other	126	120
Fuel	592	450
Payroll and related	442	411
Food	240	231
Other ship operating	619	510
Tour and other	14	9

	2,694	2,395
Selling and administrative	421	422
Depreciation and amortization	376	367
Ibero goodwill and trademark impairment charges	173	-

	3,664	3,184

Operating (Loss) Income	(82)	235

Nonoperating (Expense) Income
Interest income	3	2
Interest expense, net of capitalized interest	(88)	(86)
Gains on fuel derivatives, net	21	-
Other income, net	5	6

	(59)	(78)

(Loss) Income Before Income Taxes	(141)	157

Income Tax Benefit (Expense), Net	2	(5)

Net (Loss) Income	$(139)	$152

(Loss) Earnings Per Share
Basic	$(0.18)	$0.19

Diluted	$(0.18)	$0.19

Dividends Declared Per Share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	February 29, 2012	November 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$471	$450
Trade and other receivables, net	286	263
Insurance recoverables	851	30
Inventories	381	374
Prepaid expenses and other	184	195

Total current assets	2,173	1,312

Property and Equipment, Net	31,475	32,054
Goodwill	3,188	3,322
Other Intangibles	1,319	1,330
Other Assets	808	619

	$38,963	$38,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$538	$281
Current portion of long-term debt	1,025	1,019
Accounts payable	517	576
Claims reserve	398	97
Accrued liabilities and other	1,020	1,026
Customer deposits	3,046	3,106

Total current liabilities	6,544	6,105

Long-Term Debt	7,964	8,053
Other Long-Term Liabilities and Deferred Income	802	647
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 649 shares at 2012 and 647 shares at 2011 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 215 shares at 2012 and 2011 issued	357	357
Additional paid-in capital	8,196	8,180
Retained earnings	18,015	18,349
Accumulated other comprehensive loss	(67)	(209)
Treasury stock, 52 shares at 2012 and 2011 of Carnival Corporation and 33 shares at 2012 and 2011 of Carnival plc, at cost	(2,854)	(2,851)

Total shareholders’ equity	23,653	23,832

	$38,963	$38,637

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended February 29/28,
	2012	2011

OPERATING ACTIVITIES
Net (loss) income	$(139)	$152
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	376	367
Ibero goodwill and trademark impairment charges	173	-
Gains on fuel derivatives, net	(21)	-
Share-based compensation	14	17
Other, net	41	2
Changes in operating assets and liabilities
Receivables	(22)	(71)
Inventories	(4)	(19)
Prepaid expenses and other	6	(4)
Accounts payable	(62)	1
Accrued and other liabilities	10	(89)
Customer deposits	(50)	56

Net cash provided by operating activities	322	412

INVESTING ACTIVITIES
Additions to property and equipment	(267)	(172)
Other, net	19	14

Net cash used in investing activities	(248)	(158)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	257	(63)
Principal repayments of long-term debt	(112)	(135)
Dividends paid	(194)	(79)
Other, net	(1)	47

Net cash used in financing activities	(50)	(230)

Effect of exchange rate changes on cash and cash equivalents	(3)	12

Net increase in cash and cash equivalents	21	36
Cash and cash equivalents at beginning of period	450	429

Cash and cash equivalents at end of period	$471	$465

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

The accompanying Consolidated Balance Sheet at February 29, 2012 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended February 29/28, 2012 and 2011 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2011 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain balance sheet reclassifications of prior period information have been made to conform to the current period presentation.

Cruise passenger ticket revenues include fees and taxes levied by governmental authorities and collected by us from our guests. The portion of these fees and taxes included in passenger ticket revenues and commissions, transportation and other costs were $127 million and $108 million for the three months ended February 29/28, 2012 and 2011, respectively.

NOTE 2 – Costa Concordia and Costa Allegra

During the three months ended February 29, 2012, we wrote-off the net carrying value of Costa Concordia in the amount of $515 million and recorded a short-term insurance recoverable for the same amount since the ship was deemed to be a constructive total loss. We are not subject to any hull and machinery insurance deductible since the ship was deemed a constructive total loss. In addition, during the three months ended February 29, 2012, we recognized $29 million for Costa Concordia incident related expenses that are not covered by insurance, including a $10 million insurance deductible related to third party personal injury liabilities, which are principally included in other ship operating expenses.

As a result of the Costa Concordia accident, litigation claims, enforcement actions, regulatory actions and investigations, including but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties including us. The existing assertions are in their initial stages and there are significant jurisdictional uncertainties. We are currently evaluating the possible merits of these matters and their ultimate outcome cannot be determined at this time. However, we have insurance coverage for third-party claims such as those mentioned above.

At February 29, 2012, substantially all of our short-term and long-term insurance recoverables relate to the Costa Concordia accident. At February 29, 2012, approximately 65% of our aggregated short-term and long-term claims reserves also relate to the Costa Concordia accident. At February 29, 2012 and November 30, 2011, our long-term insurance recoverables and long-term claims reserves are included in other assets and other long-term liabilities and deferred income, respectively, and are not significant. We expect to continue to incur Costa Concordia related costs in the future. Although at this time these costs are not yet determinable, we do not expect them to have a significant impact on our results of operations because we believe these additional costs will be recoverable under our insurance coverage.

In February 2012, Costa Allegra suffered fire damage and, accordingly, we decided to withdraw the ship from operations, which resulted in a $34 million impairment charge included in other ship operating expenses. At February 29, 2012, the remaining carrying value of the ship is not significant.

NOTE 3 – Short-term Borrowings

At February 29, 2012, unsecured short-term borrowings consisted of $494 million of commercial paper and $44 million of euro-denominated bank loans with an aggregate weighted-average interest rate of 0.5%.

NOTE 4 – Contingencies

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. Management believes the ultimate outcome of these claims and lawsuits will not have a material adverse impact on our consolidated financial statements. See Note 2 above for a discussion of loss contingencies related to the Costa Concordia accident.

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At February 29, 2012, Carnival Corporation had estimated contingent obligations totaling $415 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of February 29, 2012, be responsible for a termination payment of $39 million. In 2017, we have the right to exercise options that would terminate these LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances, we would incur additional costs, although we estimate that they would be immaterial to our consolidated financial statements. The two financial institution payment undertakers subject to this AA- credit rating threshold each have a credit rating of AA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $41 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

NOTE 5 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended February 29/28,
	2012	2011

Net (loss) income	$(139)	$152

Items included in other comprehensive income
Change in foreign currency translation adjustment	147	355
Other	(5)	40

Other comprehensive income	142	395

Total comprehensive income	$3	$547

NOTE 6 – Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements

U.S. accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable market participants at the measurement date. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a material impact on the fair values of our financial instruments at February 29, 2012 and November 30, 2011. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair values presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	February 29, 2012		November 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents (a)	$305	$$305	$358	$358
Long-term other assets (b)	$97	$93	$96	$90
Fixed rate debt (c)	$(5,999)	$(6,470)	$(6,251)	$(6,715)
Floating rate debt (c)	$(3,528)	$(3,471)	$(3,102)	$(3,057)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At February 29, 2012 and November 30, 2011, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at February 29, 2012 and November 30, 2011 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at February 29, 2012 and November 30, 2011 being higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	February 29, 2012		November 30, 2011
	Level 1	Level 2	Level 1	Level 2

Cash equivalents (a)	$166	$-	$92	$-
Marketable securities held in rabbi trusts (b)	$105	$17	$98	$18
Derivatives
Fuel (c)	$-	$22	$-	$1
Net investment hedges (d)	$-	$2	$-	$2
Interest rate swaps (e)	$-	$(16)	$-	$(9)

(a)	Cash equivalents are comprised of money market funds.
(b)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(c)	At February 29, 2012 and November 30, 2011, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) for approximately 20% and 10%, respectively, of our estimated fuel consumption for the second half of fiscal 2012 through fiscal 2015.
(d)	At February 29, 2012 and November 30, 2011, we had foreign currency forwards totaling $433 million and $183 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. These foreign currency forwards mature through July 2017.
(e)	We have both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At February 29, 2012 and November 30, 2011, these interest rate swap agreements effectively changed $316 million and $510 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. These interest rate swaps mature through June 2012. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At February 29, 2012 and November 30, 2011, these interest rate swap agreements effectively changed $322 million and $320 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps mature through February 2022.

We measure our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs and other variables included in the valuation models such as interest rate, yield and commodity price curves, forward currency exchange rates, credit spreads, maturity dates, volatilities and netting arrangements. We use the income approach to value derivatives for foreign currency options and forwards, interest rate swaps and fuel derivatives using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated, but not compelled to transact. We also corroborate our fair value estimates using valuations provided by our counterparties.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2011	$1,898	$1,424	$3,322
Ibero goodwill impairment charge	-	(153)	(153)
Foreign currency translation adjustment	-	19	19

Balance at February 29, 2012	$1,898	$1,290	$3,188

As of July 31, 2011, we performed our annual goodwill impairment reviews by comparing the estimated fair value of the cruise brand to the carrying value of the net assets allocated to that cruise brand. At July 31, 2011, all of our cruise brands carried goodwill, except for Seabourn. No goodwill was considered to be impaired at that time because the estimated fair value of each cruise brand significantly exceeded its respective carrying value, except for Ibero Cruises (“Ibero”), as discussed below. Accordingly, we did not proceed to step two of the impairment analysis.

In determining the estimated cruise brand fair values, we considered both their (a) discounted future cash flow analysis and (b) market multiples of comparable publicly-traded companies. The principal assumptions used in our cash flow analysis related to forecasting future operating results, include net revenue yields, net cruise costs including fuel prices, capacity changes, including the expected deployment of vessels into, or out of, the cruise brand, weighted-average cost of capital for comparable publicly-traded companies, adjusted for the risk attributable to the cruise brand including the geographic region in which it operates, that ranged from 10% to 13%, and terminal values, which are all considered level 3 inputs.

At July 31, 2011, Ibero’s estimated fair value only exceeded its carrying value by 2%, or $12 million of headroom, therefore, minor changes to these assumptions would have led to an Ibero impairment. At February 29, 2012, given the current state of the Spanish economy and considering the low level of Ibero’s headroom, we performed an interim impairment review of Ibero’s goodwill. The interim discounted future cash flow analysis that was used to estimate Ibero’s fair value was primarily impacted by slower than anticipated Ibero capacity growth. As a result, Ibero’s estimated fair value no longer exceeded its carrying value. Accordingly, we proceeded to step two of the impairment analysis and recognized a goodwill impairment charge of $153 million during the three months ended February 29, 2012, which represented Ibero’s entire goodwill balance. At February 29, 2012, accumulated goodwill impairment charges were $153 million.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2011	$927	$386	$1,313
Ibero trademarks impairment charge	-	(20)	(20)
Foreign currency translation adjustment	-	9	9

Balance at February 29, 2012	$927	$375	$1,302

As of July 31, 2011, we also performed our annual trademark impairment reviews by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have trademarks recorded are AIDA Cruises (“AIDA”), Ibero, P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). We believed the estimated fair value for each of our recorded trademarks significantly exceeded its respective carrying value at that time and, therefore, none of our trademarks were impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues and royalty rates that a market participant would use. The royalty rates are estimated primarily using comparable royalty agreements for similar industries.

At February 29, 2012, we also performed an interim impairment review of Ibero’s trademarks, which resulted in a $20 million impairment charge, based on the reduction of revenues primarily as a result of slower than anticipated Ibero capacity growth and a lower estimated royalty rate. At February 29, 2012, Ibero’s remaining trademark carrying values are not significant.

The determination of our cruise brand and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair values, then we may need to recognize a material impairment charge.

Other than for Ibero, there have not been any events or circumstances subsequent to July 31, 2011, which we believe would require us to perform additional interim goodwill or trademark impairment reviews. Specifically, we believe the Costa Concordia accident will not have a significant long-term impact on our business and, accordingly, we do not believe a Costa Cruises (“Costa”) interim impairment review is required.

At February 29, 2012 and November 30, 2011, our intangible assets subject to amortization are not significant to our consolidated financial statements.

Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of fixed and floating rate debt. In November 2011, we implemented a fuel derivatives program to mitigate a portion of the risk to our future cash flows attributable to potentially significant fuel price increases, which we define as our “economic risk.” Our policy is to not use any financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value. The changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges, or if we do not seek to qualify for hedge accounting treatment, such as for our fuel derivatives. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (“AOCI”) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair values of all our derivative contracts and the fair values of our hedged firm commitments, if any, as either current or long-term, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. Our derivative fair value amounts are included in prepaid expenses and other assets and accrued and other liabilities as the amounts are not significant. The cash flows from derivatives treated as hedges are classified in our accompanying Consolidated Statements of Cash Flows in the same category as the item being hedged. Our cash flows related to fuel derivatives, if any, will be classified within investing activities.

The effective portions of our net foreign currency derivative (losses) and gains on cash flow hedges recognized in other comprehensive income in the three months ended February 29/28, 2012 and 2011 totaled $(7) million and $37 million, respectively.

The effective portions of our net foreign currency derivative gains and (losses) on net investment hedges recognized in other comprehensive income in the three months ended February 29/28, 2012 and 2011 totaled $1 million and $(18) million, respectively.

We recognized net unrealized gains of $21 million in the three months ended February 29, 2012 on our fuel derivatives. There were no realized gains or losses recognized in the three months ended February 29, 2012 on our fuel derivatives.

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At February 29, 2012, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of February 29, 2012 and November 30, 2011 and for the three months ended February 29/28, 2012 and 2011 where such impacts were not significant.

Foreign Currency Exchange Rate Risks

Overall Strategy

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our primary focus is to manage the economic foreign currency exchange risks faced by our operations, which are the ultimate foreign currency exchange risks that would be realized by us if we exchanged one currency for another, and not accounting risks. Accordingly, we do not currently hedge foreign currency exchange accounting risks with derivative financial instruments. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.

Operational and Investment Currency Risks

Our European and Australian cruise brands subject us to foreign currency translation risk related to the euro, sterling and Australian dollar because these brands generate significant revenues and incur significant expenses in euro, sterling or the Australian dollar. Accordingly, exchange rate fluctuations of the euro, sterling and Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for cruise revenues and expenses. Weakening of the U.S. dollar has the opposite effect.

Most of our brands have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and primarily includes the euro, sterling and Australian, Canadian and U.S. dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses. Accordingly, these brands’ revenues and expenses in non-functional currencies create some degree of natural offset for recognized transactional currency gains and losses due to currency exchange movements.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our debt and other obligations, including the effect of foreign currency forwards, in our foreign operations’ functional currencies, generally the euro or sterling. As of February 29, 2012 and November 30, 2011, we have designated $3.3 billion and $3.6 billion of our euro and sterling debt and other obligations, respectively, which debt matures through 2021, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $144 million and $204 million of cumulative foreign currency transaction non-derivative gains in the cumulative translation adjustment component of AOCI at February 29, 2012 and November 30, 2011, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three months ended February 29/28, 2012 and 2011, we recognized foreign currency non-derivative transaction losses of $60 million and $91 million, respectively, in the cumulative translation adjustment component of AOCI.

Newbuild Currency Risks

Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, currency exchange rate correlation, economic trends, our overall expected net cash flows by currency and other offsetting risks. Our shipbuilding contracts are typically denominated in euros. In the past, we have used foreign currency derivative contracts and nonderivative financial instruments to manage foreign currency exchange rate risk for some of these ship construction contracts.

At February 29, 2012, none of our newbuild passenger capacity under contract that is exposed to currency exchange risk is hedged. The only newbuild contracts that have currency exchange risk for our cruise brands are two Princess and one P&O Cruises (UK) euro-denominated newbuild contracts with remaining commitments totaling $2.0 billion.

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

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At February 29, 2012, 63% and 37% (65% and 35% at November 30, 2011) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Fuel Price Risks

Our exposure to market risk for changes in fuel prices substantially all relate to the consumption of fuel on our ships. We use our fuel derivatives program to mitigate a portion of our economic risk attributable to potentially significant fuel price increases. We designed our fuel derivatives program to maximize operational flexibility by utilizing derivative markets with significant trading liquidity. As part of our fuel derivatives program, we will continue to evaluate various derivative products and strategies.

During the three months ended February 29, 2012, we entered into additional zero cost collar fuel derivatives on Brent that established ceiling and floor prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the maturity of our zero cost collars unless the price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges, however hedge accounting is not applied.

At February 29, 2012, our outstanding fuel derivatives consisted of zero cost collars on Brent for a portion of our estimated fuel consumption as follows:

Maturities (a)	Barrels (in thousands)	Weighted-Average Floor Price	Weighted-Average Ceiling Price	Percent of Estimated Fuel Consumption
2012
Q3	1,044	$92	$132	21%
Q4	1,044	92	132	20%

	2,088	$92	$132

Fiscal 2013	4,224	$86	$130	20%

Fiscal 2014	4,224	$79	$127	20%

Fiscal 2015	4,320	$75	$125	20%

(a)	Fuel derivatives mature evenly over each quarter within the above fiscal years.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not significant at February 29, 2012, is the replacement cost, net of any collateral received, which includes the value of the contracts, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions and insurance companies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

We also monitor the creditworthiness of travel agencies and tour operators in Europe and credit card providers to which we extend credit in the normal course of our business. Our credit exposure includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in most of the European Union for which we are obligated to provide credit in a like amount to these guests even if we do not receive payment from the travel agents or tour operators. Concentrations of credit risk associated with these receivables and contingent obligations are not considered to be material, primarily due to the large number of unrelated accounts within our customer base, the amount of these contingent obligations and their short maturities. We have experienced only minimal credit losses on our trade receivables and related contingent obligations. We do not normally require collateral or other security to support normal credit sales.

NOTE 7 – Segment Information

We have three reportable cruise segments that are comprised of our (1) North America cruise brands, (2) Europe, Australia & Asia (“EAA”) cruise brands and (3) Cruise Support. In addition, we have a Tour and Other segment.

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa, Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations, and also the tour operations in 2011, of Holland America Princess Alaska Tours and our two owned ships that we charter to an unaffiliated entity.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended February 29/28,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating (loss) income
2012
North America Cruise Brands	$2,082	$1,510	$237	$221	$-	$114
EAA Cruise Brands	1,466	1,153	154	138	173	(152)
Cruise Support	25	17	28	7	-	(27)
Tour and Other	9	14	2	10	-	(17)

	$3,582	$2,694	$421	$376	$173	$(82)

2011
North America Cruise Brands	$1,928	$1,331	$233	$213	$-	$151
EAA Cruise Brands	1,460	1,059	156	135	-	110
Cruise Support	21	(4)	27	8	-	(10)
Tour and Other	10	9	6	11	-	(16)

	$3,419	$2,395	$422	$367	$-	$235

NOTE 8 – (Loss) Earnings Per Share

Our basic and diluted (loss) earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 29/28,
	2012	2011

Net (loss) income for basic and diluted (loss) earnings per share	$(139)	$152

Weighted-average common and ordinary shares outstanding	778	790
Dilutive effect of equity plans	-	4

Diluted weighted-average shares outstanding	778	794

Basic and diluted (loss) earnings per share	$(0.18)	$0.19

Anti-dilutive equity awards excluded from diluted (loss) earnings per share computations	13	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate,” “target” and similar expressions of future intent or the negative of such terms.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share (“EPS”); net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; costs per available lower berth day (“ALBDs”); estimates of ship depreciable lives and residual values; liquidity; goodwill and trademark fair values and outlook. These factors include, but are not limited to, the following:

•	general economic and business conditions;
•	increases in fuel prices;
•

accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters and other incidents affecting the health, safety, security and satisfaction of guests and crew;

•	the international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel;
•	negative publicity concerning the cruise business in general or us in particular, including any adverse environmental impacts of cruising;
•	litigation, enforcement actions, fines or penalties, including those relating to the Costa Concordia accident;
•	economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;
•

changes in and compliance with laws and regulations relating to the protection of persons with disabilities, employment, environment, health, safety, security, tax and other regulations under which we operate;

•	our ability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations;
•	increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages;
•	lack of continuing availability of attractive, convenient and safe port destinations;
•

continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain and reductions in the availability of, and increases in the pricing for, the services and products provided by these vendors;

•	disruptions and other damages to our information technology and other networks and operations, and breaches in data security;
•	competition from and overcapacity in the cruise ship or land-based vacation industry;
•	loss of key personnel or our ability to recruit or retain qualified personnel;
•	union disputes and other employee relation issues;
•	disruptions in the global financial markets or other events may negatively affect the ability of our counterparties and others to perform their obligations to us;
•	the continued strength of our cruise brands and our ability to implement our brand strategies;
•	our international operations are subject to additional risks not generally applicable to our U.S. operations;
•	geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect;
•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
•	fluctuations in foreign currency exchange rates;
•

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

•	risks associated with the DLC arrangement and
•	uncertainties of a foreign legal system as we are not incorporated in the U.S.

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

Outlook for the 2012 Second Quarter and Full Year

On March 9, 2012, we said that we expected our non-GAAP fully diluted EPS for the 2012 second quarter and full year would be in the ranges of $0.05 to $0.09 and $1.40 to $1.70, respectively. Our 2012 second quarter and full year guidance was based on fuel prices of $772 per metric ton and $766 per metric ton for the 2012 second quarter and full year, respectively. In addition, this 2012 second quarter and full year guidance was based on currency rates of $1.59 and $1.58 to the sterling, $1.07 and $1.06 to the Australian dollar, respectively, and $1.32 to the euro. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

Our expectations for 2012 are affected by the direct and indirect financial consequences of the Costa Concordia accident. There has been less impact on our North American brands than European brands. As we discussed during our March 9, 2012 first quarter conference call, since the date of the accident in mid-January our fleetwide booking volumes, excluding Costa, had declined in the mid to high single digits at slightly lower prices compared to the prior year. In addition, booking volumes for Costa were running significantly behind the prior year at lower prices, however, Costa had curtailed virtually all of its marketing activities during this period. We believe the accident will not have a significant long-term impact on our business.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above including, but not limited to, general economic and business conditions, increases in fuel prices, ship incidents, spread of contagious diseases, adverse weather conditions, geo-political events, negative publicity and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statement together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2011 joint Annual Report on Form 10-K.

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

The year-over-year percentage increase in our capacity for the second, third and fourth quarters of fiscal 2012 is currently expected to be 2.7%, 2.9% and 2.9%, respectively. The year-over-year percentage increase in our annual capacity for fiscal 2012, 2013, 2014 and 2015 is currently expected to be 3.0%, 2.8%, 2.2% and 4.7%, respectively. These percentage increases result primarily from contracted new ships entering service and include the impact of the withdrawals from service of Costa Allegra and Costa Concordia and the expected withdrawal of P&O Cruises (Australia’s) Pacific Sun in July 2012, but exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.

Statistical Information

	Three Months Ended February 29/28,
	2012	2011
Passengers carried (in thousands)	2,262	2,185
Occupancy percentage (a)	105.3%	105.0%
Fuel consumption (metric tons in thousands)	837	828
Fuel cost per metric ton consumed	$707	$543
Currencies
U.S. dollar to €1	$1.31	$1.34
U.S. dollar to £1	$1.56	$1.58
U.S. dollar to Australian dollar	$1.04	$1.00

(a)	In accordance with cruise business practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 29, 2012 (“2012”) Compared to the Three Months Ended February 28, 2011 (“2011”)

Revenues

Consolidated

Approximately 77% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $112 million, or 4.2%, to $2.8 billion in 2012 from $2.7 billion in 2011. This increase was caused by our 3.7% capacity increase in ALBDs, which accounted for $99 million, an increase in cruise ticket pricing, which accounted for $47 million, partially offset by a stronger U.S. dollar against the euro and sterling, net of a weaker U.S. dollar against the Australian dollar (referred to as “the currency impact”), which accounted for $21 million (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 23% of 2012 total revenues is substantially all comprised of onboard and other cruise revenues, which increased by $52 million, or 6.9%, to $809 million in 2012 from $757 million in 2011. This increase was caused by our 3.7% capacity increase in ALBDs, which accounted for $28 million, and higher onboard spending by our guests. Onboard and other revenues included concession revenues of $238 million in 2012 and $222 million in 2011.

North America Brands

Approximately 74% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $109 million, or 7.6%, to $1.5 billion in 2012 from $1.4 billion in 2011. This increase was caused by our 4.3% capacity increase in ALBDs, which accounted for $61 million, and a continuing recovery in cruise ticket pricing, which accounted for $60 million. Cruise passenger ticket pricing rebounded in the Caribbean, which represented two-thirds of the North America brands first quarter capacity, due to the continuing recovery in the U.S. economy.

The remaining 26% of 2012 total revenues is comprised of onboard and other cruise revenues, which increased by $45 million, or 9.2%, to $536 million in 2012 from $491 million in 2011. The increase was substantially due to our 4.3% capacity increase in ALBDs, which accounted for $21 million, and higher onboard spending by our guests. Onboard and other revenues included concession revenues of $156 million in 2012 and $136 million in 2011.

EAA Brands

Approximately 83% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues of $1.2 billion in 2012 were flat compared to 2011. The impact from our 2.9% capacity increase in ALBDs, which accounted for $35 million, was offset by the currency impact, which accounted for $21 million, and a slight decrease in occupancy.

The remaining 17% of 2012 total revenues is comprised of onboard and other cruise revenues of $247 million in 2012 and were flat compared to 2011. Onboard and other revenues included concession revenues of $82 million in 2012 and $86 million in 2011.

Costs and Expenses

Consolidated

Operating costs and expenses increased $299 million, or 12.5%, to $2.7 billion in 2012 from $2.4 billion in 2011. This increase was caused by higher fuel prices, which accounted for $137 million, our 3.7% capacity increase in ALBDs, which accounted for $89 million, higher dry-dock costs of $35 million, the Costa Allegra impairment charge, which accounted for $34 million, and Costa Concordia incident related expenses not covered by insurance, which accounted for $29 million, partially offset by the currency impact, which accounted for $16 million.

Selling and administrative expenses of $421 million in 2012 were flat compared to 2011. Our 3.7% capacity increase in ALBDs was offset by a decrease in advertising expenses, as advertising was curtailed after the Costa Concordia accident.

Depreciation and amortization expense increased $9 million, or 2.5%, to $376 million in 2012 from $367 million in 2011.

Ibero goodwill and trademark impairment charges of $173 million were recorded in 2012. See “Note 6 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these impairment charges.

Our total costs and expenses as a percentage of revenues increased to 102.3% in 2012 from 93.1% in 2011.

North America Brands

Operating costs and expenses increased $179 million, or 13.4%, to $1.5 billion in 2012 from $1.3 billion in 2011. This increase was substantially due to higher fuel prices, which accounted for $88 million, our 4.3% capacity increase in ALBDs, which accounted for $57 million and higher dry-dock costs of $29 million.

Our total costs and expenses as a percentage of total revenues increased to 94.5% in 2012 from 92.2% in 2011.

EAA Brands

Operating costs and expenses increased $94 million, or 8.9%, to $1.2 billion in 2012 from $1.1 billion in 2011. This increase was caused by higher fuel prices, which accounted for $50 million, our 2.9% capacity increase in ALBDs, which accounted for $30 million, Costa Allegra impairment charges and Costa Concordia incident related expenses that are not covered by insurance, partially offset by the currency impact, which accounted for $16 million.

Ibero goodwill and trademark impairment charges of $173 million were recorded in 2012.

Our total costs and expenses as a percentage of total revenues increased to 110.3% in 2012 from 92.5% in 2011.

Operating (Loss) Income

For the reasons discussed above, including the 2012 nonrecurring Ibero goodwill and trademark impairment charges, our consolidated operating loss in 2012 was $82 million, compared to consolidated operating income of $235 million in 2011. Our North America brands’ operating income in 2012 was $114 million, compared to operating income of $151 million in 2011. Driven by the nonrecurring Ibero goodwill and trademark impairment charges, our EAA brands’ operating loss in 2012 was $152 million, compared to operating income of $110 million in 2011.

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

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. generally accepted accounting principles (“U.S. GAAP’) consolidated financial statements.

Net revenue yields are commonly used in the cruise business to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air and other transportation, certain other costs that are directly associated with onboard and other revenues and credit card fees. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices, once our ship capacity levels have been determined.

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

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies, and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2012 period currency exchange rates have remained constant with the 2011 period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

We believe that the impairment charges related to Ibero’s goodwill and trademarks are nonrecurring and, therefore, are not an indication of our future earnings performance. As such, we believe it is more meaningful for the impairment charges to be excluded from our net (loss) income and (loss) earnings per share and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these impairment charges.

Under U.S. GAAP, the realized and unrealized gains and losses on fuel derivatives not qualifying as fuel hedges are immediately recognized in earnings. We believe that unrealized gains and losses on fuel derivatives are not an indication of our future earnings performance since they may not ultimately be realized in our future earnings. Therefore, we believe it is more meaningful for the unrealized gains and losses on fuel derivatives to be excluded from our net (loss) income and (loss) earnings per share and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these unrealized gains and losses.

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The presentation of our non-GAAP financial information is not intended to be considered in isolation or as substitute for, or superior to, the financial information prepared in accordance with U.S. GAAP. There are no specific rules for determining our non-GAAP current and constant dollar financial measures and, accordingly, they are susceptible to varying calculations, and it is possible that they may not be exactly comparable to the like-kind information presented by other companies, which is a potential risk associated with using these measures to compare us to other companies.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended February 29/28,
		2012 Constant
	2012	Dollar	2011
Passenger ticket revenues	$2,764	$2,785	$2,652
Onboard and other revenues	809	811	757

Gross cruise revenues	3,573	3,596	3,409

Less cruise costs
Commissions, transportation and other	(661)	(669)	(664)
Onboard and other	(126)	(126)	(120)

	(787)	(795)	(784)

Net passenger ticket revenues	2,103	2,116	1,988
Net onboard and other revenues	683	685	637

Net cruise revenues	$2,786	$2,801	$2,625

ALBDs	17,308,535	17,308,535	16,686,710

Gross revenue yields	$206.40	$207.75	$204.30
% increase vs. 2011	1.0%	1.7%

Net revenue yields	$160.93	$161.81	$157.28
% increase vs. 2011	2.3%	2.9%

Net passenger ticket revenue yields	$121.47	$122.22	$119.11
% increase vs. 2011	2.0%	2.6%

Net onboard and other revenue yields	$39.46	$39.59	$38.17
% increase vs. 2011	3.4%	3.7%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended February 29/28,
	2012	2012 Constant Dollar	2011
Cruise operating expenses	$2,680	$2,696	$2,386
Cruise selling and administrative expenses	419	422	416

Gross cruise costs	3,099	3,118	2,802
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(661)	(669)	(664)
Onboard and other	(126)	(126)	(120)

Net cruise costs	2,312	2,323	2,018
Less fuel	(592)	(592)	(450)

Net cruise costs excluding fuel	$1,720	$1,731	$1,568

ALBDs	17,308,535	17,308,535	16,686,710

Gross cruise costs per ALBD	$179.04	$180.10	$167.92
% increase vs. 2011	6.6%	7.3%

Net cruise costs per ALBD	$133.57	$134.16	$120.90
% increase vs. 2011	10.5%	11.0%

Net cruise costs excluding fuel per ALBD	$99.38	$99.97	$93.95
% increase vs. 2011	5.8%	6.4%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended February 29/28,
	2012	2011
Net (loss) income - diluted
U.S. GAAP net (loss) income	$(139)	$152
Ibero goodwill and trademark impairment charges	173	—
Unrealized gains on fuel derivatives, net	(21)	—

Non-GAAP net income	$13	$152

Weighted-average shares outstanding – diluted	778 (a)	794

(Loss) earnings per share - diluted
U.S. GAAP (loss) earnings per share	$(0.18)	$0.19
Ibero goodwill and trademark impairment charges	0.22	—
Unrealized gains on fuel derivatives, net	(0.02)	—

Non-GAAP earnings per share	$0.02	$0.19

(a)	For the three months ended February 29, 2012, non-GAAP diluted weighted-average shares outstanding were 779 million, which includes the dilutive effect of equity plans.

Net cruise revenues increased $161 million, or 6.1%, to $2.8 billion in 2012 from $2.6 billion in 2011. This was substantially due to a 3.7% capacity increase in ALBDs, which accounted for $98 million, a 2.9% increase in constant dollar net revenue yields, which accounted for $78 million, partially offset by the currency impact, which accounted for $15 million. The 2.9% increase in net revenue yields on a constant dollar basis was comprised of a 2.6% increase in net passenger ticket revenue yields and a 3.7% increase in net onboard and other revenue yields. The 2.6% increase in net passenger ticket revenue yields was driven by our North America brands as they achieved a 4.8% net revenue yield increase from the rebound in the Caribbean, which represented two-thirds of the North America brands first quarter capacity, due to the continuing recovery in the U.S. economy. Our EAA brands net passenger ticket revenue yields were in line with the prior year. The 3.7% increase in net onboard and other revenue yields was also driven by our North America brands, while consistent with our expectations, our EAA Brands were down principally due to the challenging economic environment in Europe. Gross cruise revenues increased $164 million, or 4.8%, to $3.6 billion in 2012 from $3.4 billion in 2011 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased $152 million, or 9.7%, to $1.7 billion in 2012 from $1.6 billion in 2011. This was caused by a 6.4% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $104 million, a 3.7% capacity increase in ALBDs, which accounted for $58 million, partially offset by the currency impact, which accounted for $10 million. The 6.4% increase in constant dollar net cruise costs excluding fuel per ALBD was substantially due to higher dry-dock costs, which accounted for $35 million, the Costa Allegra impairment charge, which accounted for $34 million and Costa Concordia incident related expenses not covered by insurance, which accounted for $29 million.

Fuel costs increased $142 million, or 31.6%, to $592 million in 2012 from $450 million in 2011. This was substantially all due to higher fuel prices, which accounted for $137 million.

Gross cruise costs increased $297 million, or 10.6%, to $3.1 billion in 2012 from $2.8 billion in 2011 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goal is to profitably grow our cruise business, while maintaining a strong balance sheet, which allows us to return free cash flow to shareholders. Our ability to generate significant operating cash flows has allowed us to internally fund all of our capital investment program. Our current intention is to have an average of two to three new cruise ships enter service annually, some of which will replace the existing capacity from possible sales of older ships. Since we have slowed down the pace of our newbuilding program, we currently believe this will lead to an increase in free cash flows. Other objectives of our capital structure policy are to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.

Based on our historical results, projections and financial condition, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund all of our expected capital projects including shipbuilding commitments, debt service requirements, working capital needs, other firm commitments and dividends over the next several years. Our projected cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If additional debt funding is required, our ability to generate significant cash from operations and our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain such debt funding. If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to, and cost of, financing may be negatively impacted.

At February 29, 2012, we had a working capital deficit of $4.4 billion. This deficit included $3.0 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue transactions rather than actual current cash liabilities. Our February 29, 2012 working capital deficit also included $1.6 billion of current debt obligations, which included $494 million outstanding under our commercial paper programs and $1.1 billion outstanding under our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations as they become due in most financial credit market environments. We also have our revolving credit facility available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding customer deposits and current debt obligations from our February 29, 2012 working capital deficit balance, our non-GAAP adjusted working capital was $238 million. Our business model allows us to operate with an adjusted working capital deficit and, accordingly, we believe we will continue to have a working capital deficit for the foreseeable future.

At November 30, 2011, the U.S. dollar was $1.55 to sterling, $1.33 to the euro and $0.99 to the Australian dollar. Had these November 30, 2011 currency exchange rates been used to translate our February 29, 2012 non-U.S. dollar functional currency operations’ assets and liabilities instead of the February 29, 2012 U.S. dollar exchange rates of $1.58 to sterling, $1.34 to the euro and $1.08 to the Australian dollar, our total assets and liabilities would have been lower by approximately $295 million and $190 million, respectively.

Sources and Uses of Cash

Our business provided $322 million of net cash from operations during the three months ended February 29, 2012, a decrease of $90 million, or 21.8%, compared to $412 million for the same period in fiscal 2011. This decrease was primarily caused by less cash provided from our operating results.

During the three months ended February 29, 2012, our expenditures for capital projects were $267 million, of which $81 million was spent on our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $147 million for ship improvements and replacements and $39 million for information technology, buildings and other assets.

During the three months ended February 29, 2012, we borrowed a net $257 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, we repaid $112 million of long-term debt substantially all for scheduled payments on export credit facilities. Finally, we paid cash dividends of $194 million during the three months ended February 29, 2012.

Future Commitments and Funding Sources

Our contractual cash obligations as of February 29, 2012 have changed compared to November 30, 2011, primarily as a result of our debt repayments and ship progress payments as noted above under “Sources and Uses of Cash.”

At February 29, 2012, we had liquidity of $6.6 billion. Our liquidity consisted of $471 million of cash and cash equivalents, excluding $288 million of cash used for current operations, $2.1 billion available for borrowing under our revolving credit facilities, net of commercial paper borrowings, and $4.3 billion under committed ship financings. Of this $4.3 billion of committed ship financings, $0.9 billion, $0.9 billion, $1.1 billion, $1.0 billion and $0.5 billion are scheduled to be funded in fiscal 2012, 2013, 2014, 2015 and 2016, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. These commitments are from numerous large, well-established banks, which we believe will honor their contractual agreements with us. In addition, in fiscal 2012 we expect to receive approximately $515 million of hull and machinery insurance proceeds for the loss of Costa Concordia.

Substantially all of our debt agreements contain financial covenants as described in “Note 5 – Debt” in the annual consolidated financial statements, which is included within Exhibit 13 to our 2011 joint Annual Report on Form 10-K. At February 29, 2012, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants over the next several years. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At February 29, 2012, 58%, 39% and 3% (56%, 41% and 3% at November 30, 2011) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards.

During February 2012, we entered into additional zero cost collar fuel derivatives on Brent that established ceiling and floor prices for approximately 10% of our estimated fuel consumption for the second half of fiscal 2012 through fiscal 2015.

For a further discussion of our hedging strategies and market risks see “Note 6 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within Exhibit 13 to our joint 2011 Annual Report on Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 29, 2012, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 26, 2012, a purported class action was filed by Gary Lobaton in the United States District Court for the Northern District of Illinois (Eastern Division) naming as defendants Carnival Corporation, Carnival plc and Costa Crociere S.p.A. (Gary Lobaton v Carnival Corporation, Carnival plc and Costa Crociere S.p.A. et. al., No. 12-cv-00598). The plaintiff purports to represent an alleged class of the passengers and crew of Costa Concordia who were onboard the ship on January 13, 2012. The complaint alleges that the defendants violated the Athens Convention Relating to the Carriage of Passengers and their Luggage by Sea, breached contracts with employees and passengers and acted negligently. The plaintiff also alleges unjust enrichment. The complaint seeks unspecified monetary and punitive damages, interests and costs, among other things.

On January 27, 2012, an action was filed in Miami-Dade County Circuit Court by a group of plaintiffs who were passengers onboard the Costa Concordia on January 13, 2012. On February 14, 2012, an amended complaint was filed, naming as defendants, Carnival Corporation, Carnival plc, Costa Cruise Lines, Inc. and Costa Crociere S.p.A (Geoffrey Scimone v. Carnival Corporation, Carnival plc, Costa Cruise Lines, Inc., and Costa Crociere S.p.A. et. al., No 12-3496 CA 40). The amended complaint alleges various claims for negligence, fraudulent misrepresentation and fraudulent inducement and seeks economic, compensatory and punitive damages.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In September 2007, our Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions, (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the three months ended February 29, 2012, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the Stock Swap programs described below.

At March 23, 2012, the remaining availability under the Repurchase Program was $334 million and the remaining availability under the Stock Swap programs repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.4 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2012 annual general meeting, or October 12, 2012.

B. Stock Swap Programs

We use the Stock Swap programs in situations where we can obtain an economic benefit because either Carnival Corporation common stock or Carnival plc ordinary shares are trading at a price that is at a premium or discount to the price of Carnival plc ordinary shares or Carnival Corporation common stock, as the case may be. This economic benefit is used for general corporate purposes, which could include repurchasing additional stock under the Repurchase Program.

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell Carnival Corporation common stock through a sales agent and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Carnival Corporation may still issue and sell up to 18.1 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, through a sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Carnival Corporation or Carnival Investments Limited may still sell up to 31.5 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival plc shares have been or will be registered under the Securities Act.

During the three months ended February 29, 2012, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Material contracts

10.1*	Form of Executive Restricted Stock Agreement for Executives with Executive Long-term Compensation Agreements for the Carnival Corporation 2011 Stock Plan.				X

10.2*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.				X

10.3*	2011-1 Amendment to Princess Cruises Chief Executive Officer Supplemental Retirement Plan.				X

10.4*	2011-2 Amendment to Princess Cruises Chief Executive Officer Supplemental Retirement Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on
Form 10-Q for the quarter ended February 29, 2012, as filed with the SEC on March 30, 2012 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Operations for the three months ended February 29/28, 2012 and 2011;				X

	(ii) the Consolidated Balance Sheets at February 29, 2012 and November 30, 2011;				X

	(iii) the Consolidated Statements of Cash Flows for the three months ended February 29/28, 2012 and 2011; and				X

	(iv) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	Indicates a compensation plan or agreement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Micky Arison	By:/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By:/s/ Howard S. Frank	By:/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: March 30, 2012	Date: March 30, 2012