Form 10-Q
period 2012-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2012-07-02
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation (Exact name of registrant as specified in its charter)	Carnival plc (Exact name of registrant as specified in its charter)
Republic of Panama (State or other jurisdiction of incorporation or organization)	England and Wales (State or other jurisdiction of incorporation or organization)

59-1562976 (I.R.S. Employer Identification No.)	98-0357772 (I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428 (Address of principal executive offices)	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom (Address of principal executive offices)
(Zip Code)	(Zip Code)

(305) 599-2600 (Registrant’s telephone number, including area code)	011 44 20 7940 5381 (Registrant’s telephone number, including area code)

None (Former name, former address and former fiscal year, if changed since last report)	None (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filers	☒	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 25, 2012, Carnival Corporation had outstanding 596,229,587 shares of Common Stock, $0.01 par value.	At June 25, 2012, Carnival plc had outstanding 215,155,130 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 596,229,587 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended May 31		Six Months Ended May 31
	2012	2011	2012	2011
Revenues
Cruise
Passenger tickets	$2,675	$2,778	$5,439	$5,430
Onboard and other	844	817	1,653	1,574
Tour and other	19	25	28	35

	3,538	3,620	7,120	7,039

Operating Costs and Expenses
Cruise
Commissions, transportation and other	519	562	1,180	1,226
Onboard and other	128	121	254	241
Fuel	645	579	1,237	1,029
Payroll and related	435	435	877	846
Food	236	241	476	472
Other ship operating	494	556	1,113	1,066
Tour and other	21	27	35	36

	2,478	2,521	5,172	4,916
Selling and administrative	431	440	852	862
Depreciation and amortization	376	380	752	747
Ibero goodwill and trademark impairment charges	-	-	173	-

	3,285	3,341	6,949	6,525

Operating Income	253	279	171	514

Nonoperating (Expense) Income
Interest income	3	3	6	5
Interest expense, net of capitalized interest	(87)	(91)	(175)	(177)
Losses on fuel derivatives, net	(145)	-	(124)	-
Other (expense) income, net	(10)	13	(5)	19

	(239)	(75)	(298)	(153)

Income (Loss) Before Income Taxes	14	204	(127)	361

Income Tax Benefit (Expense), Net	-	2	2	(3)

Net Income (Loss)	$14	$206	$(125)	$358

Earnings (Loss) Per Share
Basic	$0.02	$0.26	$(0.16)	$0.45

Diluted	$0.02	$0.26	$(0.16)	$0.45

Dividends Declared Per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	May 31, 2012	November 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$900	$450
Trade and other receivables, net	286	263
Insurance recoverables	403	30
Inventories	377	374
Prepaid expenses and other	203	195

Total current assets	2,169	1,312

Property and Equipment, Net	32,133	32,054
Goodwill	3,135	3,322
Other Intangibles	1,302	1,330
Other Assets	723	619

	$39,462	$38,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$541	$281
Current portion of long-term debt	1,067	1,019
Accounts payable	532	576
Claims reserve	479	97
Accrued liabilities and other	1,009	1,026
Customer deposits	3,634	3,106

Total current liabilities	7,262	6,105

Long-Term Debt	8,392	8,053
Other Long-Term Liabilities and Deferred Income	782	647
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 649 shares at 2012 and 647 shares at 2011 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 215 shares at 2012 and 2011 issued	357	357
Additional paid-in capital	8,205	8,180
Retained earnings	17,835	18,349
Accumulated other comprehensive loss	(521)	(209)
Treasury stock, 52 shares at 2012 and 2011 of Carnival Corporation and 33 shares at 2012 and 2011 of Carnival plc, at cost	(2,856)	(2,851)

Total shareholders’ equity	23,026	23,832

	$39,462	$38,637

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended May 31,
	2012	2011

OPERATING ACTIVITIES
Net (loss) income	$(125)	$358
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	752	747
Ibero goodwill and trademark impairment charges	173	-
Losses on fuel derivatives, net	124	-
Share-based compensation	22	29
Other, net	34	10
Changes in operating assets and liabilities
Receivables	(29)	(121)
Inventories	(7)	(35)
Insurance recoverables, prepaid expenses and other	-	32
Accounts payable	(31)	26
Claims reserves, accrued and other liabilities	(38)	(52)
Customer deposits	583	807

Net cash provided by operating activities	1,458	1,801

INVESTING ACTIVITIES
Additions to property and equipment	(1,997)	(1,622)
Insurance proceeds for the ship	508	-
Other, net	33	(3)

Net cash used in investing activities	(1,456)	(1,625)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	262	(471)
Principal repayments of long-term debt	(327)	(320)
Proceeds from issuance of long-term debt	946	990
Dividends paid	(388)	(277)
Other, net	(10)	19

Net cash provided by (used in) financing activities	483	(59)

Effect of exchange rate changes on cash and cash equivalents	(35)	11

Net increase in cash and cash equivalents	450	128
Cash and cash equivalents at beginning of period	450	429

Cash and cash equivalents at end of period	$900	$557

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

The accompanying Consolidated Balance Sheet at May 31, 2012, the Consolidated Statements of Operations for the three and six months ended May 31, 2012 and 2011 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2012 and 2011 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2011 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain balance sheet and cash flow reclassifications of prior period information have been made to conform to the current period presentation.

Cruise passenger ticket revenues include fees and taxes levied by governmental authorities and collected by us from our guests. The portion of these fees and taxes included in passenger ticket revenues and commissions, transportation and other costs were $110 million and $95 million and $237 million and $203 million for the three and six months ended May 31, 2012 and 2011, respectively.

NOTE 2 – Costa Concordia and Costa Allegra

During the first quarter of fiscal 2012, we wrote-off the euro-denominated net carrying value of Costa Concordia (“the ship”) in the amount of $515 million (or €381 million) and recorded a short-term insurance recoverable for the same amount since the ship was deemed to be a constructive total loss. In May 2012, we received $508 million (or €395 million) of euro-denominated hull and machinery insurance proceeds for the total loss of the ship and recognized $17 million (or €14 million) of proceeds in excess of the net carrying value of the ship as a reduction to other ship operating expenses. In addition, during the six months ended May 31, 2012, we recognized $30 million for incident-related expenses that are not covered by insurance, substantially all of which were recognized in the first quarter of fiscal 2012, including a $10 million insurance deductible related to third party personal injury liabilities. These incident-related expenses are principally included in other ship operating expenses.

As a result of the ship incident, litigation claims, enforcement actions, regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us. The existing assertions are in their initial stages and there are significant jurisdictional uncertainties. We are currently evaluating the possible merits of these matters and their ultimate outcome cannot be determined at this time. However, we have insurance coverage for third-party claims such as those mentioned above.

Since the ship incident, we have separately presented short-term insurance recoverables and short-term claims reserve in our Consolidated Balance Sheets. At May 31, 2012, substantially all of our aggregated short-term and long-term insurance recoverables relate to crew, guest and other third party claims for the ship incident. At May 31, 2012, primarily all of our aggregated short-term and long-term claims reserves also relate to the ship incident. At May 31, 2012 and November 30, 2011, our long-term insurance recoverables and long-term claims reserve are included in other assets and other long-term liabilities and deferred income, respectively, and are not significant. We expect to continue to incur incident-related costs in the future. Although at this time these costs are not yet determinable, we do not expect them to have a significant impact on our results of operations because we believe these additional costs will be recoverable under our insurance coverage.

In February 2012, Costa Allegra suffered fire damage and, accordingly, we decided to withdraw this ship from operations resulting in $34 million of impairment charges recognized during the first quarter of fiscal 2012. These impairment charges are included in other ship operating expenses. At May 31, 2012, the remaining carrying value of this ship is not significant.

NOTE 3 – Debt

At May 31, 2012, substantially all of our unsecured short-term borrowings of $541 million consisted of commercial paper with an aggregate weighted-average interest rate of 0.6%.

In May 2012, we borrowed $383 million under an unsecured euro-denominated export credit facility, the proceeds of which were used to pay for a portion of AIDAmar’s purchase price. This facility bears interest at EURIBOR plus a margin of 20 basis points (“bps”) and is due in semi-annual installments through May 2024.

In May 2012, we borrowed $560 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of Carnival Breeze’s purchase price. This facility bears interest at LIBOR plus a margin of 160 bps and is due in semi-annual installments through May 2024.

NOTE 4 – Contingencies

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. Management believes the ultimate outcome of these claims and lawsuits will not have a material adverse impact on our consolidated financial statements. See Note 2 above for a discussion of loss contingencies related to the ship incident.

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At May 31, 2012, Carnival Corporation had estimated contingent obligations totaling $419 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of May 31, 2012, be responsible for a termination payment of $43 million. In 2017, we have the right to exercise options that would terminate these LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances, we would incur additional costs, although we estimate that they would be immaterial to our consolidated financial statements. The two financial institution payment undertakers subject to this AA- credit rating threshold each have a credit rating of AA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $42 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

NOTE 5 – Comprehensive (Loss) Income

Comprehensive (loss) income was as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Net income (loss)	$14	$206	$(125)	$358

Items included in other comprehensive (loss) income
Change in foreign currency translation adjustment	(451)	352	(303)	707
Other	(4)	49	(9)	89

Other comprehensive (loss) income	(455)	401	(312)	796

Total comprehensive (loss) income	$(441)	$607	$(437)	$1,154

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a material impact on the fair values of our financial instruments at May 31, 2012 and November 30, 2011. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair values presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values and basis of valuation of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2012			November 30, 2011
	Carrying Value	Fair Value		Carrying Value	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents (a)	$257	$257	$-	$358	$358	$-
Long-term other assets (b)	$40	$2	$35	$42	$2	$39
Fixed rate debt (c)	$(5,719)	$-	$(6,251)	$(6,251)	$-	$(6,715)
Floating rate debt (c)	$(4,281)	$-	$(4,182)	$(3,102)	$-	$(3,057)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At May 31, 2012 and November 30, 2011, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at May 31, 2012 and November 30, 2011 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at May 31, 2012 and November 30, 2011 being higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2012		November 30, 2011
	Level 1	Level 2	Level 1	Level 2

Cash equivalents (a)	$643	$-	$92	$-
Restricted cash (b)	$30	$-	$11	$-
Marketable securities held in rabbi trusts (c)	$100	$16	$98	$18
Derivatives
Fuel, net (d)	$-	$(123)	$-	$1
Net investment hedges (e)	$-	$46	$-	$2
Interest rate swaps (f)	$-	$9	$-	$(9)

(a)	Cash equivalents are comprised of money market funds.
(b)	Restricted cash is comprised of money market funds.
(c)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(d)	At May 31, 2012, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption for the second half of fiscal 2012 through fiscal 2015. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2011, we had fuel derivatives consisting of zero cost collars on Brent to cover 10% of our estimated fuel consumption for the second half of fiscal 2012 through fiscal 2015.
(e)	At May 31, 2012 and November 30, 2011, we had foreign currency forwards totaling $668 million and $183 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2012, $512 million of our foreign currency forwards mature through June 2012 and $156 million mature through July 2017.
(f)	We had both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At May 31, 2012 and November 30, 2011, these interest rate swap agreements effectively changed $313 million and $510 million, respectively, of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. The U.S. dollar and sterling interest rate swaps matured in February 2012 and June 2012, respectively. In addition, we have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At May 31, 2012 and November 30, 2011, these interest rate swap agreements effectively changed $273 million and $320 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps mature through February 2022.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia and Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2011	$1,898	$1,424	$3,322
Ibero goodwill impairment charge	-	(153)	(153)
Foreign currency translation adjustment	-	(34)	(34)

Balance at May 31, 2012	$1,898	$1,237	$3,135

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

At July 31, 2011, Ibero’s estimated fair value only exceeded its carrying value by 2%, or $12 million of headroom, therefore, minor changes to these assumptions would have led to an Ibero impairment. At February 29, 2012, given the current state of the Spanish economy and considering the low level of Ibero’s headroom, we performed an interim impairment review of Ibero’s goodwill. The interim discounted future cash flow analysis that was used to estimate Ibero’s fair value was primarily impacted by slower than anticipated Ibero capacity growth. As a result, Ibero’s estimated fair value no longer exceeded its carrying value. Accordingly, we proceeded to step two of the impairment analysis and recognized a goodwill impairment charge of $153 million during the first quarter of fiscal 2012, which represented Ibero’s entire goodwill balance. At May 31, 2012, accumulated goodwill impairment charges were $153 million.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2011	$927	$386	$1,313
Ibero trademarks impairment charge	-	(20)	(20)
Foreign currency translation adjustment	-	(7)	(7)

Balance at May 31, 2012	$927	$359	$1,286

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

At February 29, 2012, we also performed an interim impairment review of Ibero’s trademarks, which resulted in a $20 million impairment charge, based on the reduction of revenues primarily as a result of slower than anticipated Ibero capacity growth and a lower estimated royalty rate. At May 31, 2012, Ibero’s remaining trademark carrying values are not significant.

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

Other than for Ibero, there have not been any events or circumstances subsequent to July 31, 2011, which we believe would require us to perform additional interim goodwill or trademark impairment reviews. Specifically, we believe the ship incident will not have a significant long-term impact on our business and, accordingly, we do not believe a Costa Cruises (“Costa”) interim impairment review is required.

At May 31, 2012 and November 30, 2011, our intangible assets subject to amortization are not significant to our consolidated financial statements.

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

The effective portions of our net foreign currency derivative (losses) and gains on cash flow hedges recognized in other comprehensive (loss) income in the three and six months ended May 31, 2012 and 2011 totaled $(4) million ($45 million in 2011) and $(11) million ($82 million in 2011), respectively.

The effective portions of our net foreign currency derivative gains and (losses) on net investment hedges recognized in other comprehensive (loss) income in the three and six months ended May 31, 2012 and 2011 totaled $54 million ($(5) million in 2011) and $55 million ($(24) million in 2011), respectively.

We recognized net unrealized losses of $145 million and $124 million in the three and six months ended May 31, 2012 on our fuel derivatives. There were no realized gains or losses recognized in the three and six months ended May 31, 2012 on our fuel derivatives.

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At May 31, 2012, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of May 31, 2012 and November 30, 2011 and for the three and six months ended May 31, 2012 and 2011 where such impacts were not significant.

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

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our debt and other obligations, including the effect of foreign currency forwards, in our foreign operations’ functional currencies, generally the euro or sterling. As of May 31, 2012 and November 30, 2011, we have designated $3.9 billion and $3.6 billion of our euro and sterling debt and other obligations, respectively, which debt matures through 2024, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $272 million and $204 million of cumulative foreign currency transaction non-derivative gains in the cumulative translation adjustment component of AOCI at May 31, 2012 and November 30, 2011, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and six months ended May 31, 2012 and 2011, we recognized foreign currency non-derivative transaction gains and losses of $128 million ($(110) million in 2011) and $68 million ($(220) million in 2011), respectively, in the cumulative translation adjustment component of AOCI.

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

At May 31, 2012, none of our newbuilds under contract that are exposed to currency exchange risk are hedged. In June 2012, we entered into zero cost collars that are designated as cash flow hedges for a portion of Royal Princess’ euro-denominated shipyard payments. These zero cost collars mature in May 2013 at a weighted-average ceiling rate of $1.30 to the euro, or $560 million, and a weighted-average floor rate of $1.19 to the euro, or $512 million. As of June 25, 2012, substantially all of our remaining currency exchange risk relates to one Princess and one P&O Cruises (UK) euro-denominated newbuild contracts with remaining commitments totaling $1.3 billion.

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

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At May 31, 2012, 57% and 43% (65% and 35% at November 30, 2011) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

During the three and six months ended May 31, 2012, we entered into additional zero cost collar fuel derivatives on Brent that established ceiling and floor prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the maturity of our zero cost collars unless the price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges, however hedge accounting is not applied.

At May 31, 2012, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2012-Q3 & Q4
	November 2011	1,044	$75	$135
	February 2012	1,044	$109	$128
	March 2012	2,088	$112	$132

		4,176			38%

Fiscal 2013
	November 2011	2,112	$74	$132
	February 2012	2,112	$98	$127
	March 2012	4,224	$100	$130

		8,448			38%

Fiscal 2014
	November 2011	2,112	$71	$128
	February 2012	2,112	$88	$125

		4,224			19%

Fiscal 2015
	November 2011	2,160	$71	$125
	February 2012	2,160	$80	$125

		4,320			19%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not significant at May 31, 2012, is the replacement cost, net of any collateral received, which includes the value of the contracts, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions and insurance companies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

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

NOTE 7 – Segment Information

We have three reportable cruise segments that are comprised of our (1) North America cruise brands, (2) EAA cruise brands and (3) Cruise Support. In addition, we have a Tour and Other segment. Our segments are reported on the same basis as the internally reported information that is provided to our Chief Operating Decision Maker, the Chairman of the Boards of Directors and Chief Executive Officer of Carnival Corporation and Carnival plc.

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

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2012
North America Cruise Brands	$2,163	$1,512	$238	$220	$-	$193
EAA Cruise Brands	1,338	954	159	140	-	85
Cruise Support	18	(9)	32	6	-	(11)
Tour and Other	26	28	2	10	-	(14)
Intersegment elimination	(7)	(7)	-	-	-	-

	$3,538	$2,478	$431	$376	$-	$253

2011
North America Cruise Brands	$2,063	$1,445	$238	$216	$-	$164
EAA Cruise Brands	1,510	1,052	170	146	-	142
Cruise Support	22	(3)	26	8	-	(9)
Tour and Other	35	37	6	10	-	(18)
Intersegment elimination	(10)	(10)	-	-	-	-

	$3,620	$2,521	$440	$380	$-	$279

	Six Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2012
North America Cruise Brands	$4,245	$3,021	$475	$441	$-	$308
EAA Cruise Brands	2,804	2,107	314	277	173	(67)
Cruise Support	43	9	59	14	-	(39)
Tour and Other	35	42	4	20	-	(31)
Intersegment elimination	(7)	(7)	-	-	-	-

	$7,120	$5,172	$852	$752	$173	$171

2011
North America Cruise Brands	$3,991	$2,775	$472	$429	$-	$315
EAA Cruise Brands	2,971	2,111	326	281	-	253
Cruise Support	42	(6)	52	15	-	(19)
Tour and Other	45	46	12	22	-	(35)
Intersegment elimination	(10)	(10)	-	-	-	-

	$7,039	$4,916	$862	$747	$-	$514

NOTE 8 – Earnings (Loss) Per Share

Our basic and diluted earnings (loss) per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011

Net income (loss) for basic and diluted earnings (loss) per share	$14	$206	$(125)	$358

Weighted-average common and ordinary shares outstanding	779	791	778	791
Dilutive effect of equity plans	-	2	-	2

Diluted weighted-average shares outstanding	779	793	778	793

Basic and diluted earnings (loss) per share	$0.02	$0.26	$(0.16)	$0.45

Anti-dilutive equity awards excluded from diluted earnings (loss) per share computations	9	9	13	8

NOTE 9 – Shareholders’ Equity

During May 2012, we repurchased 50,000 shares of Carnival Corporation common stock for $2 million under our general repurchase authorization program (“Repurchase Program”). At May 31, 2012, the remaining availability under the Repurchase Program was $333 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate” and similar expressions of future intent or the negative of such terms.

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

•	the international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel;
•	negative publicity concerning the cruise business in general or us in particular, including any adverse environmental impacts of cruising;
•	litigation, enforcement actions, fines or penalties, including those relating to the ship incident;
•	economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;
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

Outlook for the 2012 Third Quarter and Full Year

On June 22, 2012, we said that we expected our non-GAAP fully diluted EPS for the 2012 third quarter and full year would be in the ranges of $1.42 to $1.46 and $1.80 to $1.90, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2012 third quarter and full year guidance was based on fuel prices of $620 per metric ton and $677 per metric ton for the 2012 third quarter and full year, respectively. In addition, this 2012 third quarter and full year guidance was based on currency rates of $1.27 and $1.29 to the euro, $1.57 and $1.58 to the sterling and $1.02 and $1.03 to the Australian dollar, respectively. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

Our expectations for 2012 are affected by the direct and indirect financial consequences of the ship incident. However, we believe it will not have a significant long-term impact on our business.

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

The year-over-year percentage increase in our capacity for the third and fourth quarters of fiscal 2012 is currently expected to be 2.9% and 3.0%, respectively. The year-over-year percentage increase in our annual capacity for fiscal 2012, 2013, 2014 and 2015 is currently expected to be 3.0%, 3.1%, 2.0% and 4.7%, respectively. These percentage increases result primarily from contracted new ships entering service and include the impact of the expected withdrawal of P&O Cruises (Australia’s) Pacific Sun in July 2012, but exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Passengers carried (in thousands)	2,334	2,330	4,596	4,515
Occupancy percentage (a)	102.6%	104.5%	103.9%	104.8%
Fuel consumption (metric tons in thousands)	852	861	1,689	1,689
Fuel cost per metric ton consumed	$756	$673	$732	$609
Currencies
U.S. dollar to €1	$1.31	$1.43	$1.31	$1.38
U.S. dollar to £1	$1.59	$1.63	$1.58	$1.60
U.S. dollar to Australian dollar	$1.03	$1.05	$1.04	$1.02

(a)	In accordance with cruise business practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2012 (“2012”) Compared to the Three Months Ended May 31, 2011 (“2011”)

Revenues

Consolidated

Approximately 76% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues decreased by $103 million, or 3.7%, to $2.7 billion in 2012 from $2.8 billion in 2011. This decrease was substantially due to a stronger U.S. dollar against the euro, sterling and Australian dollar (referred to as “the currency impact”), which accounted for $67 million, a 1.9 percentage point decrease in occupancy, which accounted for $51 million, and a decrease in cruise ticket pricing, which accounted for $36 million, partially offset by our 2.2% capacity increase in ALBDs, which accounted for $61 million (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2012 total revenues is substantially all comprised of onboard and other cruise revenues, which increased by $27 million, or 3.3%, to $844 million in 2012 from $817 million in 2011. The majority of the increase was due to higher onboard spending by our guests, which accounted for $23 million, and our 2.2% capacity increase in ALBDs, which accounted for $18 million, partially offset by the currency impact and a 1.9 percentage point decrease in occupancy, which each accounted for $15 million. Onboard and other revenues included concession revenues of $253 million in 2012 and $254 million in 2011.

North America Brands

Approximately 73% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $52 million, or 3.4%, to $1.6 billion in 2012 from $1.5 billion in 2011. This increase was caused by our 2.3% capacity increase in ALBDs, which accounted for $35 million, and an increase in cruise ticket pricing, which accounted for $27 million. Cruise passenger ticket pricing improved in the Caribbean and Alaska, partially offset by lower pricing in European and other itineraries. During 2012, slightly more than half of the North America brands capacity was positioned in the Caribbean.

The remaining 27% of 2012 total revenues is comprised of onboard and other cruise revenues, which increased by $49 million, or 9.3%, to $576 million in 2012 from $527 million in 2011. This increase was primarily due to higher onboard spending by our guests, which accounted for $17 million, and our 2.3% capacity increase in ALBDs, which accounted for $12 million. Onboard and other revenues included concession revenues of $169 million in 2012 and $160 million in 2011.

EAA Brands

Approximately 81% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues decreased by $154 million, or 12.4%, to $1.1 billion in 2012 from $1.2 billion in 2011. This decrease was caused by a 5.5 percentage point decrease in occupancy, which accounted for $68 million, the currency impact, which accounted for $67 million, and a decrease in cruise ticket pricing, which accounted for $53 million, partially offset by our 2.0% capacity increase in ALBDs, which accounted for $25 million. Our cruise ticket pricing and occupancy was affected by the direct and indirect financial consequences of the ship incident and the challenging economic environment in Europe.

The remaining 19% of 2012 total revenues is comprised of onboard and other cruise revenues, which decreased by $19 million, or 7.2%, to $248 million in 2012 from $267 million in 2011. This decrease was caused by the currency impact and a 5.5 percentage point decrease in occupancy, which each accounted for $15 million, partially offset by our 2.0% capacity increase in ALBDs and higher onboard spending. Onboard and other revenues included concession revenues of $84 million in 2012 and $94 million in 2011.

Costs and Expenses

Consolidated

Operating costs and expenses of $2.5 billion in 2012 were flat compared to 2011. The increase in fuel prices, which accounted for $71 million, and our 2.2% capacity increase in ALBDs, which accounted for $55 million, were offset by the currency impact, which accounted for $44 million, lower fuel consumption, which accounted for $19 million, $17 million of hull and machinery insurance proceeds for the total loss of Costa Concordia in excess of its net carrying value (“Costa’s excess insurance proceeds”) and a $17 million gain from Cunard’s litigation settlement related to Queen Mary 2’s propulsion pods ( “Cunard’s litigation settlement”).

Selling and administrative expenses decreased $9 million, or 2.0%, to $431 in 2012 from $440 million in 2011.

Depreciation and amortization expense decreased $4 million, or 1.0%, to $376 in 2012 from $380 million in 2011.

Our total costs and expenses as a percentage of revenues increased to 92.8% in 2012 from 92.3% in 2011.

North America Brands

Operating costs and expenses increased $66 million, or 4.6%, to $1.5 billion in 2012 from $1.4 billion in 2011. This increase was caused by higher fuel prices, which accounted for $48 million, and our 2.3% capacity increase in ALBDs, which accounted for $33 million, partially offset by lower fuel consumption, which accounted for $10 million.

Our total costs and expenses as a percentage of total revenues decreased to 91.1% in 2012 from 92.1% in 2011.

EAA Brands

Operating costs and expenses decreased $98 million, or 9.3%, to $1.0 billion in 2012 from $1.1 billion in 2011. This decrease was primarily due to the currency impact, which accounted for $44 million, a 5.5 percentage point decrease in occupancy, which accounted for $18 million, Costa’s excess insurance proceeds and a gain from Cunard’s litigation settlement, which each accounted for $17 million, and lower fuel consumption, which accounted for $9 million, partially offset by higher fuel prices, which accounted for $23 million, and our 2.0% capacity increase in ALBDs, which accounted for $21 million.

Our total costs and expenses as a percentage of total revenues increased to 93.6% in 2012 from 90.6% in 2011.

Operating Income

Our consolidated operating income decreased $26 million, or 9.3%, to $253 million in 2012 from $279 million in 2011. Our North America brands’ operating income increased $29 million, or 17.7%, to $193 million in 2012 from $164 million in 2011, and our EAA brands’ operating income decreased $57 million, or 40.1%, to $85 million in 2012 from $142 million in 2011. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

We recognized unrealized losses of $145 million in 2012 on our fuel derivatives. There were no realized gains or losses recognized in 2012 on our fuel derivatives.

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

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. generally accepted accounting principles (“U.S. GAAP”) consolidated financial statements.

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

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies, and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2012 periods’ currency exchange rates have remained constant with the 2011 periods’ rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

We believe that the impairment charges recognized in the six months ended May 31, 2012 related to Ibero’s goodwill and trademarks are nonrecurring and, therefore, are not an indication of our future earnings performance. As such, we believe it is more meaningful for the impairment charges to be excluded from our net income (loss) and earnings (loss) per share and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these impairment charges.

Under U.S. GAAP, the realized and unrealized gains and losses on fuel derivatives not qualifying as fuel hedges are immediately recognized in earnings. We believe that unrealized gains and losses on fuel derivatives are not an indication of our future earnings performance since they relate to future periods and may not ultimately be realized in our future earnings. Therefore, we believe it is more meaningful for the unrealized gains and losses on fuel derivatives to be excluded from our net income (loss) and earnings (loss) per share and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these unrealized gains and losses.

We have not included in our earnings guidance the impact of unrealized gains and losses on fuel derivatives because these unrealized amounts involve a significant amount of uncertainty, and we do not believe they are an indication of our future earnings performance. Accordingly, our earnings guidance is presented on a non-GAAP basis only. As a result, we did not present a reconciliation between forecasted non-GAAP diluted EPS guidance and forecasted U.S. GAAP diluted EPS guidance, since we do not believe that the reconciliation information would be meaningful.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended May 31,
		2012 Constant
	2012	Dollar	2011
Passenger ticket revenues	$2,675	$2,742	$2,778
Onboard and other revenues	844	859	817

Gross cruise revenues	3,519	3,601	3,595

Less cruise costs
Commissions, transportation and other	(519)	(535)	(562)
Onboard and other	(128)	(131)	(121)

	(647)	(666)	(683)

Net passenger ticket revenues	2,156	2,207	2,216
Net onboard and other revenues	716	728	696

Net cruise revenues	$2,872	$2,935	$2,912

ALBDs	17,783,938	17,783,938	17,402,349

Gross revenue yields	$197.89	$202.47	$206.60
% decrease vs. 2011	(4.2)%	(2.0)%

Net revenue yields	$161.50	$165.02	$167.39
% decrease vs. 2011	(3.5)%	(1.4)%

Net passenger ticket revenue yields	$121.29	$124.11	$127.37
% decrease vs. 2011	(4.8)%	(2.6)%

Net onboard and other revenue yields	$40.21	$40.91	$40.03
% increase vs. 2011	0.5%	2.2%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended May 31,
		2012 Constant
	2012	Dollar	2011
Cruise operating expenses	$2,457	$2,501	$2,494
Cruise selling and administrative expenses	429	439	434

Gross cruise costs	2,886	2,940	2,928
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(519)	(535)	(562)
Onboard and other	(128)	(131)	(121)

Net cruise costs	2,239	2,274	2,245
Less fuel	(645)	(645)	(579)

Net cruise costs excluding fuel	$1,594	$1,629	$1,666

ALBDs	17,783,938	17,783,938	17,402,349

Gross cruise costs per ALBD	$162.28	$165.31	$168.28
% decrease vs. 2011	(3.6)%	(1.8)%

Net cruise costs per ALBD	$125.88	$127.87	$129.07
% decrease vs. 2011	(2.5)%	(0.9)%

Net cruise costs excluding fuel per ALBD	$89.63	$91.61	$95.75
% decrease vs. 2011	(6.4)%	(4.3)%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended May 31,
	2012	2011
Net income - diluted
U.S. GAAP net income	$14	$206
Unrealized losses on fuel derivatives	145	—

Non-GAAP net income	$159	$206

Weighted-average shares outstanding – diluted	779	793

Earnings per share – diluted
U.S. GAAP earnings per share	$0.02	$0.26
Unrealized losses on fuel derivatives	0.18	—

Non-GAAP earnings per share	$0.20	$0.26

Net cruise revenues of $2.9 billion in 2012 were flat compared to 2011. Our 2.2% capacity increase in ALBDs, which accounted for $64 million, was offset by the currency impact, which accounted for $63 million, and a 1.4% decrease in constant dollar net revenue yields, which accounted for $42 million. The 1.4% decrease in net revenue yields on a constant dollar basis was comprised of a 2.6% decrease in net passenger ticket revenue yields, partially offset by a 2.2% increase in net onboard and other revenue yields. The 2.6% decrease in net passenger ticket revenue yields was driven by our EAA brands as they experienced a 7.9% net passenger ticket revenue yield decrease from the direct and indirect financial consequences of the ship incident and the challenging economic environment in Europe. Our North America brands net passenger ticket revenue yield increased 1.5%, which was driven by improved Caribbean and Alaska revenue yields, partially offset by lower pricing in European and other itineraries. During 2012, slightly more than half of the North America brands capacity was positioned in the Caribbean. The 2.2% increase in net onboard and other revenue yields was substantially due to higher onboard spending by guests from our North America brands, partially offset by our EAA Brands. Gross cruise revenues decreased $76 million, or 2.1%, to $3.5 billion in 2012 from $3.6 billion in 2011 for largely the same reasons as discussed above.

Net cruise costs excluding fuel decreased $72 million, or 4.3%, to $1.6 billion in 2012 from $1.7 billion in 2011. This was caused by a 4.3% decrease in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $74 million, and the currency impact, which accounted for $35 million, partially offset by a 2.2% capacity increase in ALBDs, which accounted for $37 million. The majority of the 4.3% decrease in constant dollar net cruise costs excluding fuel per ALBD was due to Costa’s excess insurance proceeds and a gain from Cunard’s litigation settlement, which each accounted for $17 million. On a constant dollar basis, net cruise costs per ALBD excluding fuel, Costa’s excess insurance proceeds and Cunard’s litigation settlement decreased 2.2% compared to 2011.

Fuel costs increased $66 million, or 11.2%, to $645 million in 2012 from $579 million in 2011. This was caused by higher fuel prices, which accounted for $71 million, and a 2.2% capacity increase in ALBDs, which accounted for $14 million, partially offset by lower fuel consumption per ALBD, which accounted for $19 million.

Gross cruise costs of $2.9 billion in 2012 were flat compared to 2011.

Six Months Ended May 31, 2012 (“2012”) Compared to the Six Months Ended May 31, 2011 (“2011”)

Revenues

Consolidated

Approximately 76% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues of $5.4 billion in 2012 were flat compared to 2011. Our 2.9% capacity increase in ALBDs, which accounted for $160 million was offset by a stronger U.S. dollar against the euro and sterling, net of a weaker U.S. dollar against the Australian dollar (referred to as “the net currency impact”), which accounted for $88 million, and a 0.8 percentage point decrease in occupancy, which accounted for $44 million (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2012 total revenues is substantially all comprised of onboard and other cruise revenues, which increased by $79 million, or 4.9%, to $1.7 billion in 2012 from $1.6 billion in 2011. This increase was driven by higher onboard spending by our guests, which accounted for $40 million, and our 2.9% capacity increase in ALBDs, which accounted for $46 million, partially offset by the net currency impact, which accounted for $17 million, and a 0.8 percentage point decrease in occupancy, which accounted for $13 million. Onboard and other revenues included concession revenues of $491 million in 2012 and $476 million in 2011.

North America Brands

Approximately 74% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues increased by $161 million, or 5.4%, to $3.1 billion in 2012 from $3.0 billion in 2011. This increase was caused by our 3.3% capacity increase in ALBDs, which accounted for $97 million, an increase in cruise ticket pricing, which accounted for $86 million, and a 0.7 percentage point increase in occupancy, which accounted for $19 million, partially offset by a decrease in air transportation revenues from guests who purchased their tickets from us, which accounted for $31 million. Cruise passenger ticket pricing improved in the Caribbean, partially offset by lower pricing in European and other itineraries. During 2012, more than half of the North America brands capacity was positioned in the Caribbean.

The remaining 26% of 2012 total revenues is comprised of onboard and other cruise revenues, which increased by $93 million, or 9.1%, to $1.1 billion in 2012 from $1.0 billion in 2011. This increase was driven by higher onboard spending by our guests and our 3.3% capacity increase in ALBDs, which each accounted for $33 million. Onboard and other revenues included concession revenues of $325 million in 2012 and $296 million in 2011.

EAA Brands

Approximately 82% of 2012 total revenues are comprised of cruise passenger ticket revenues. Cruise passenger ticket revenues decreased by $150 million, or 6.1%, to $2.3 billion in 2012 from $2.5 billion in 2011. This decrease was caused by the net currency impact, which accounted for $88 million, a 3.3 percentage point decrease in occupancy, which accounted for $79 million, and a decrease in cruise ticket pricing, which accounted for $65 million, partially offset by our 2.4% capacity increase in ALBDs, which accounted for $60 million. Our cruise ticket pricing and occupancy was affected by the direct and indirect financial consequences of the ship incident and the challenging economic environment in Europe.

The remaining 18% of 2012 total revenues is comprised of onboard and other cruise revenues, which decreased by $17 million, or 3.3%, to $496 million in 2012 from $513 million in 2011. This decrease was caused by the net currency impact, which accounted for $17 million, and a 3.3 percentage point decrease in occupancy, which accounted for $16 million, partially offset by our 2.4% capacity increase in ALBDs, which accounted for $12 million. Onboard and other revenues included concession revenues of $166 million in 2012 and $180 million in 2011.

Costs and Expenses

Consolidated

Operating costs and expenses increased $256 million, or 5.2%, to $5.2 billion in 2012 from $4.9 billion in 2011. This increase was caused by higher fuel prices, which accounted for $207 million, our 2.9% capacity increase in ALBDs, which accounted for $144 million, the Costa Allegra impairment charge, which accounted for $34 million, and the ship incident-related expenses that are not covered by insurance, which accounted for $30 million, partially offset by the net currency impact, which accounted for $60 million, lower fuel consumption, which accounted for $30 million, and Costa’s excess insurance proceeds and a gain from Cunard’s litigation settlement, which each accounted for $17 million.

Selling and administrative expenses decreased $10 million, or 1.2%, to $852 million in 2012 from $862 million in 2011.

Depreciation and amortization expense increased $5 million, or 0.7%, to $752 million in 2012 from $747 million in 2011.

Ibero goodwill and trademark impairment charges of $173 million were recorded in 2012. See “Note 6 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these impairment charges.

Our total costs and expenses as a percentage of revenues increased to 97.6% in 2012 from 92.7% in 2011.

North America Brands

Operating costs and expenses increased $246 million, or 8.9%, to $3.0 billion in 2012 from $2.8 billion in 2011. This increase was substantially due to higher fuel prices, which accounted for $134 million, and our 3.3% capacity increase in ALBDs, which accounted for $91 million.

Our total costs and expenses as a percentage of total revenues increased to 92.7% in 2012 from 92.1% in 2011.

EAA Brands

Operating costs and expenses of $2.1 billion in 2012 were flat compared to 2011. The higher fuel prices, which accounted for $73 million, our 2.4% capacity increase in ALBDs, which accounted for $51 million, the Costa Allegra impairment charges and the ship incident-related expenses that are not covered by insurance were offset by the net currency impact, which accounted for $60 million, a 3.3 percentage point decrease in occupancy, which accounted for $24 million, lower fuel consumption, which accounted for $21 million, and Costa’s excess insurance proceeds and a gain from Cunard’s litigation settlement, which each accounted for $17 million.

Ibero goodwill and trademark impairment charges of $173 million were recorded in 2012.

Our total costs and expenses as a percentage of total revenues increased to 102.4% in 2012 from 91.5% in 2011.

Operating Income (Loss)

For the reasons discussed above, including the 2012 nonrecurring Ibero goodwill and trademark impairment charges, our consolidated operating income in 2012 was $171 million, compared to consolidated operating income of $514 million in 2011. Our North America brands’ operating income in 2012 was $308 million, compared to operating income of $315 million in 2011. Driven by the nonrecurring Ibero goodwill and trademark impairment charges, our EAA brands’ operating loss in 2012 was $67 million, compared to operating income of $253 million in 2011.

Nonoperating Expense

We recognized net unrealized losses of $124 million in 2012 on our fuel derivatives. There were no realized gains or losses recognized in 2012 on our fuel derivatives.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Six Months Ended May 31,
		2012 Constant
	2012	Dollar	2011
Passenger ticket revenues	$5,439	$5,527	$5,430
Onboard and other revenues	1,653	1,670	1,574

Gross cruise revenues	7,092	7,197	7,004

Less cruise costs
Commissions, transportation and other	(1,180)	(1,204)	(1,226)
Onboard and other	(254)	(257)	(241)

	(1,434)	(1,461)	(1,467)

Net passenger ticket revenues	4,259	4,323	4,204
Net onboard and other revenues	1,399	1,413	1,333

Net cruise revenues	$5,658	$5,736	$5,537

ALBDs	35,092,473	35,092,473	34,089,059

Gross revenue yields	$202.09	$205.08	$205.47
% decrease vs. 2011	(1.6)%	(0.2)%

Net revenue yields	$161.22	$163.44	$162.44
% (decrease) increase vs. 2011	(0.8)%	0.6%

Net passenger ticket revenue yields	$121.38	$123.18	$123.33
% decrease vs. 2011	(1.6)%	(0.1)%

Net onboard and other revenue yields	$39.84	$40.26	$39.12
% increase vs. 2011	1.8%	2.9%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Six Months Ended May 31,
	2012	2012 Constant Dollar	2011
Cruise operating expenses	$5,137	$5,197	$4,880
Cruise selling and administrative expenses	848	861	850

Gross cruise costs	5,985	6,058	5,730
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,180)	(1,204)	(1,226)
Onboard and other	(254)	(257)	(241)

Net cruise costs	4,551	4,597	4,263
Less fuel	(1,237)	(1,237)	(1,029)

Net cruise costs excluding fuel	$3,314	$3,360	$3,234

ALBDs	35,092,473	35,092,473	34,089,059

Gross cruise costs per ALBD	$170.54	$172.61	$168.10
% increase vs. 2011	1.5%	2.7%

Net cruise costs per ALBD	$129.67	$130.97	$125.07
% increase vs. 2011	3.7%	4.7%

Net cruise costs excluding fuel per ALBD	$94.44	$95.74	$94.87
% (decrease) increase vs. 2011	(0.5)%	0.9%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Six Months Ended May 31,
	2012	2011
Net Income (loss) - diluted
U.S. GAAP net (loss) income	$(125)	$358
Ibero goodwill and trademark impairment charges	173	—
Unrealized losses on fuel derivatives, net	124	—

Non-GAAP net income	$172	$358

Weighted-average shares outstanding – diluted	778 (a)	793

Earnings (loss) per share - diluted
U.S. GAAP (loss) earnings per share	$(0.16)	$0.45
Ibero goodwill and trademark impairment charges	0.22	—
Unrealized losses on fuel derivatives, net	0.16	—

Non-GAAP earnings per share	$0.22	$0.45

(a)	For the six months ended May 31, 2012, non-GAAP diluted weighted-average shares outstanding were 779 million, which includes the dilutive effect of equity plans.

Net cruise revenues increased $121 million, or 2.2%, to $5.7 billion in 2012 from $5.5 billion in 2011. This was caused by a 2.9% capacity increase in ALBDs, which accounted for $163 million, and a slight increase in constant dollar net revenue yields, which accounted for $36 million, partially offset by the net currency impact, which accounted for $78 million. The slight increase in net revenue yields on a constant dollar basis was comprised of flat net passenger ticket revenue yields and a 2.9% increase in net onboard and other revenue yields. Our North America brands net passenger ticket revenue yield increased 3.1%, which was driven by improved Caribbean revenue yields, partially offset by lower pricing in European and other itineraries. During 2012, more than half of the North America brands capacity was positioned in the Caribbean. Our North America brands net passenger ticket revenue yield increase was offset by a decrease of 4.4% from our EAA brands caused by the direct and indirect financial consequences of the ship incident and the challenging economic environment in Europe. The 2.9% increase in net onboard and other revenue yields was driven by our North America brands, partially offset by our EAA Brands. Gross cruise revenues increased $88 million, or 1.3%, to $7.1 billion in 2012 from $7.0 billion in 2011 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased $80 million, or 2.5%, to $3.3 billion in 2012 from $3.2 billion in 2011. This was caused by a 2.9% capacity increase in ALBDs, which accounted for $95 million, and a slight increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $30 million, partially offset by the net currency impact, which accounted for $45 million. The slight increase in constant dollar net cruise costs excluding fuel per ALBD was substantially due to the Costa Allegra impairment charge, which accounted for $34 million, and the ship incident-related expenses that are not covered by insurance, which accounted for $30 million, partially offset by Costa’s excess insurance proceeds and a gain from Cunard’s litigation settlement, which each accounted for $17 million.

Fuel costs increased $208 million, or 20.2%, to $1.2 billion in 2012 from $1.0 billion in 2011. This was caused by higher fuel prices, which accounted for $207 million, and a 2.9% capacity increase in ALBDs, which accounted for $31 million, partially offset by lower fuel consumption per ALBD, which accounted for $30 million.

Gross cruise costs increased $255 million, or 4.4% to $6.0 billion in 2012 from $5.7 billion in 2011 for principally the same reasons as discussed above.

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

Based on our historical results, projections and financial condition, we believe that our liquidity and cash flow from future operations will be sufficient to fund all of our expected capital projects including shipbuilding commitments, debt service requirements, working capital needs, other firm commitments and dividends over the next several years. Our projected cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If additional debt funding is required, our ability to generate significant cash from operations and our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain such debt funding. If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to, and cost of, financing may be negatively impacted.

At May 31, 2012, we had a working capital deficit of $5.1 billion. This deficit included $3.6 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our May 31, 2012 working capital deficit also included $1.6 billion of current debt obligations, which included $540 million outstanding under our commercial paper programs and $1.1 billion outstanding under our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations as they become due in most financial credit market environments. We also have our revolving credit facility available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding customer deposits and current debt obligations from our May 31, 2012 working capital deficit balance, our non-GAAP adjusted working capital was $149 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

At November 30, 2011, the U.S. dollar was $1.55 to sterling, $1.33 to the euro and $0.99 to the Australian dollar. Had these November 30, 2011 currency exchange rates been used to translate our May 31, 2012 non-U.S. dollar functional currency operations’ assets and liabilities instead of the May 31, 2012 U.S. dollar exchange rates of $1.56 to sterling, $1.25 to the euro and $0.98 to the Australian dollar, our total assets and liabilities would have been higher by approximately $635 million and $200 million, respectively.

Sources and Uses of Cash

Our business provided $1.5 billion of net cash from operations during the six months ended May 31, 2012, a decrease of $343 million, or 19%, compared to $1.8 billion for the same period in fiscal 2011. This decrease was caused by less cash being provided from customer deposits and from our operating results.

During the six months ended May 31, 2012, our expenditures for capital projects were $2.0 billion, of which $1.7 billion was spent on our ongoing new shipbuilding program, including $1.5 billion for the final delivery payments for AIDAmar, Carnival Breeze and Costa Fascinosa. In addition to our new shipbuilding program, we had capital expenditures of $186 million for ship improvements and replacements and $105 million for information technology, buildings and other assets. In addition, in May 2012 we received $508 million of euro-denominated hull and machinery insurance proceeds for the total loss of the ship.

During the six months ended May 31, 2012, we borrowed a net $262 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the six months ended May 31, 2012, we repaid $327 million of long-term debt substantially all for scheduled payments on export credit facilities. Furthermore, during the six months ended May 31, 2012, we borrowed $946 million of new other long-term debt substantially all under two export credit facilities. Finally, we paid cash dividends of $388 million during the six months ended May 31, 2012.

Future Commitments and Funding Sources

Our contractual cash obligations as of May 31, 2012 have changed compared to November 30, 2011, primarily as a result of our debt borrowings and repayments and ship delivery and progress payments as noted above under “Sources and Uses of Cash.”

At May 31, 2012, we had liquidity of $5.9 billion. Our liquidity consisted of $662 million of cash and cash equivalents, excluding $238 million of cash used for current operations, $2.1 billion available for borrowing under our revolving credit facilities, net of commercial paper borrowings, and $3.2 billion under committed ship financings. Of this $3.2 billion of committed ship financings, $0.8 billion, $1.0 billion, $0.9 billion and $0.4 billion are scheduled to be funded in fiscal 2013, 2014, 2015 and 2016, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. These commitments are from numerous large, well-established banks, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in “Note 5 – Debt” in the annual consolidated financial statements, which is included within Exhibit 13 to our 2011 joint Annual Report on Form 10-K. At May 31, 2012, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants over the next several years. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At May 31, 2012, 60%, 37% and 3% (56%, 41% and 3% at November 30, 2011) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards.

During the six months ended May 31, 2012, we entered into additional zero cost collar fuel derivatives for 13.7 million barrels of Brent to cover a portion of our estimated fuel consumption for the second half of fiscal 2012 through fiscal 2015. See “Note 6 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for further discussion of these fuel derivatives. At May 31, 2012, the estimated fair value of our outstanding fuel derivative contracts was a net liability of $123 million. During the six months ended May 31, 2012, we recognized net unrealized losses of $124 million. Our June 22, 2012 full year EPS guidance included forecasted realized losses of $53 million, or $0.07 per share, on our fuel derivatives by applying the then current Brent price to the derivatives that mature in the second half of fiscal 2012.

During June 2012, we entered into zero cost collars that are designated as cash flow hedges of a portion of our Royal Princess euro-denominated shipyard payments. These zero cost collars mature in May 2013 at a weighted-average ceiling of $1.30 to the euro, or $560 million, and a weighted-average floor of $1.19 to the euro, or $512 million.

For a further discussion of our hedging strategies and market risks, see “Note 6 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within Exhibit 13 to our joint 2011 Annual Report on Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2012, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 30, 2012, an action was filed in the United States District Court for the Southern District of Texas by the personal representative of the estate of a German citizen who was a passenger onboard the ship on January 13, 2012. The action names Carnival plc and Utopia Cruises, Inc., a subsidiary of Carnival Corporation, as the defendants (Stumpf v. Carnival plc, No. 12-cv-99 (S.D. Tex.)). The complaint alleges causes of action for negligence and gross negligence. The complaint seeks $10 million in actual damages, punitive damages, interests and costs, among other things. The action has been served on the defendants.

On May 3, 2012, an action was filed in the United States District Court for the Southern District of Florida (Giglio Sub v. Carnival Corporation, No. 12-cv-21680 (S.D. Fla.)). The plaintiffs are a purported class of business owners and wage earners on Giglio Island in Italy who claim they have been injured as a result of the ship incident. The defendants are Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc., who have been served with the action. The plaintiffs allege negligence, gross negligence and nuisance against the defendants. The complaint seeks monetary damages in the amount of $75 million, punitive damages, interests, costs and an injunction that future travel near Giglio Island will be conducted at safe distances.

On May 3, 2012, an action was filed in the United States District Court for the Southern District of New York (Csepi v. Carnival plc, No. 12-cv-03498 (S.D.N.Y.)). The plaintiffs are four Hungarian employees of a concessionaire who were onboard the ship on January 13, 2012. Plaintiffs named Carnival plc, Carnival Corporation and Costa Crociere S.p.A. as the defendants, who have not been served. The complaint alleges negligence and gross negligence and requests damages in the amount of $50 million for each of the four plaintiffs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In September 2007, our Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended May 31, 2012, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
March 1, 2012 through March 31, 2012			$334
April 1, 2012 through April 30, 2012			$334
May 1, 2012 through May 31, 2012	50,000	$30.97	$333

Total	50,000	$30.97

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b)	During the three months ended May 31, 2012, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the Stock Swap programs described below.

From June 1, 2012 to June 25, 2012, we repurchased 100,000 shares of Carnival Corporation common stock. At June 25, 2012, the remaining availability under the Repurchase Program was $329 million and the remaining availability under the Stock Swap programs repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2013 annual general meeting, or October 10, 2013.

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

During the six months ended May 31, 2012, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

32.3*	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5*	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6*	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, as filed with the SEC on July 2, 2012 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Operations for the three and six months ended May 31, 2012 and 2011;				X

	(ii) the Consolidated Balance Sheets at May 31, 2012 and November 30, 2011;				X

	(iii) the Consolidated Statements of Cash Flows for the six months ended May 31, 2012; and				X

	(iv) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Micky Arison	By: /s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By: /s/ Howard S. Frank	By: /s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: July 2, 2012	Date: July 2, 2012