Form 10-Q
period 2012-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2012-10-05
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filers	☑	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 24, 2012, Carnival Corporation had outstanding 594,485,001 shares of Common Stock, $0.01 par value.	At September 24, 2012, Carnival plc had outstanding 215,159,936 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 594,485,001 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Revenues
Cruise
Passenger tickets	$3,561	$3,907	$9,000	$9,336
Onboard and other	965	936	2,618	2,511
Tour and other	158	215	186	249

	4,684	5,058	11,804	12,096

Operating Costs and Expenses
Cruise
Commissions, transportation and other	613	686	1,793	1,911
Onboard and other	150	137	404	379
Fuel	541	581	1,778	1,611
Payroll and related	422	435	1,299	1,282
Food	246	257	722	728
Other ship operating	534	575	1,647	1,640
Tour and other	91	143	126	179

	2,597	2,814	7,769	7,730
Selling and administrative	409	421	1,261	1,282
Depreciation and amortization	383	390	1,135	1,137
Ibero goodwill and trademark impairment charges	-	-	173	-

	3,389	3,625	10,338	10,149

Operating Income	1,295	1,433	1,466	1,947

Nonoperating Income (Expense)
Interest income	2	3	8	8
Interest expense, net of capitalized interest	(84)	(96)	(259)	(273)
Unrealized gains on fuel derivatives, net	136	-	12	-
Realized losses on fuel derivatives	(12)	-	(12)	-
Other (expense) income, net	(1)	2	(6)	21

	41	(91)	(257)	(244)

Income Before Income Taxes	1,336	1,342	1,209	1,703

Income Tax Expense, Net	(6)	(5)	(4)	(8)

Net Income	$1,330	$1,337	$1,205	$1,695

Earnings Per Share
Basic	$1.71	$1.69	$1.55	$2.14

Diluted	$1.71	$1.69	$1.55	$2.14

Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	August 31, 2012	November 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$568	$450
Trade and other receivables, net	306	263
Insurance recoverables	482	30
Inventories	364	374
Prepaid expenses and other	221	195

Total current assets	1,941	1,312

Property and Equipment, Net	31,972	32,054
Goodwill	3,146	3,322
Other Intangibles	1,307	1,330
Other Assets	716	619

	$39,082	$38,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$9	$281
Current portion of long-term debt	754	1,019
Accounts payable	561	576
Claims reserve	564	97
Accrued liabilities and other	970	1,026
Customer deposits	3,078	3,106

Total current liabilities	5,936	6,105

Long-Term Debt	8,289	8,053
Other Long-Term Liabilities and Deferred Income	664	647
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 649 shares at 2012 and 647 shares at 2011 issued	6	6
Ordinary shares of Carnival plc, $1.66 par value; 215 shares at 2012 and 2011 issued	357	357
Additional paid-in capital	8,218	8,180
Retained earnings	18,969	18,349
Accumulated other comprehensive loss	(434)	(209)
Treasury stock, 54 shares at 2012 and 52 shares at 2011 of Carnival Corporation and 33 shares at 2012 and 2011 of Carnival plc, at cost	(2,923)	(2,851)

Total shareholders’ equity	24,193	23,832

	$39,082	$38,637

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended August 31,
	2012	2011

OPERATING ACTIVITIES
Net income	$1,205	$1,695
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,135	1,137
Ibero goodwill and trademark impairment charges	173	-
Unrealized gains on fuel derivatives, net	(12)	-
Realized losses on fuel derivatives	12	-
Share-based compensation	30	39
Other, net	38	42
Changes in operating assets and liabilities
Receivables	(54)	(118)
Inventories	7	(36)
Insurance recoverables, prepaid expenses and other	34	39
Accounts payable	(4)	17
Claims reserves, accrued and other liabilities	(103)	(68)
Customer deposits	15	269

Net cash provided by operating activities	2,476	3,016

INVESTING ACTIVITIES
Additions to property and equipment	(2,164)	(2,435)
Insurance proceeds for the ship	508	-
Other, net	56	25

Net cash used in investing activities	(1,600)	(2,410)

FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(270)	165
Principal repayments of long-term debt	(753)	(1,021)
Proceeds from issuance of long-term debt	946	990
Dividends paid	(584)	(474)
Purchases of treasury stock	(69)	(288)
Other, net	(7)	20

Net cash used in financing activities	(737)	(608)

Effect of exchange rate changes on cash and cash equivalents	(21)	3

Net increase in cash and cash equivalents	118	1
Cash and cash equivalents at beginning of period	450	429

Cash and cash equivalents at end of period	$568	$430

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

The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries, they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as “Carnival Corporation & plc,” “our,” “us” and “we.”

The accompanying Consolidated Balance Sheet at August 31, 2012, the Consolidated Statements of Income for the three and nine months ended August 31, 2012 and 2011 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2011 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain balance sheet and cash flow reclassifications of prior period information have been made to conform to the current period presentation.

Cruise passenger ticket revenues include fees and taxes levied by governmental authorities and collected by us from our guests. The portion of these fees and taxes included in passenger ticket revenues and commissions, transportation and other costs were $126 million and $108 million and $364 million and $311 million for the three and nine months ended August 31, 2012 and 2011, respectively.

NOTE 2 – Costa Concordia and Costa Allegra

During the first quarter of fiscal 2012, we wrote-off the euro-denominated net carrying value of Costa Concordia (“the ship”) in the amount of $515 million (or €381 million) and recorded a short-term insurance recoverable for the same amount since the ship was deemed to be a constructive total loss. In May 2012, we received $508 million (or €395 million) of euro-denominated hull and machinery insurance proceeds for the total loss of the ship and recognized $17 million (or €14 million) of proceeds in excess of the net carrying value of the ship as a reduction to other ship operating expenses. In addition, during the nine months ended August 31, 2012, we recognized $30 million for incident-related expenses that are not covered by insurance, substantially all of which were recognized in the first quarter of fiscal 2012, including a $10 million insurance deductible related to third party personal injury liabilities. These incident-related expenses are principally included in other ship operating expenses.

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

Since the ship incident, we have separately presented short-term insurance recoverables and short-term claims reserve in our Consolidated Balance Sheets. At August 31, 2012, substantially all of our aggregated short-term and long-term insurance recoverables relate to crew, guest and other third party claims for the ship incident. At August 31, 2012, primarily all of our aggregated short-term and long-term claims reserves also relate to the ship incident. At August 31, 2012 and November 30, 2011, our long-term insurance recoverables and long-term claims reserve are included in other assets and other long-term liabilities and deferred income, respectively, and are not significant. We expect to continue to incur incident-related costs in the future. Although at this time these costs are not yet determinable, we do not expect them to have a significant impact on our results of operations because we believe these additional costs will be recoverable under our insurance coverage.

In February 2012, Costa Allegra suffered fire damage and, accordingly, we decided to withdraw this ship from operations resulting in $34 million of impairment charges recognized during the first quarter of fiscal 2012. These impairment charges are included in other ship operating expenses. At August 31, 2012, the remaining carrying value of this ship is not significant.

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

In June 2012, we repaid $312 million of fixed rate, sterling-denominated notes at their maturity.

NOTE 4 – Contingencies

Litigation

In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. Management believes the ultimate outcome of these claims and lawsuits will not have a material adverse impact on our consolidated financial statements. See Note 2 for a discussion of loss contingencies related to the ship incident.

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At August 31, 2012, Carnival Corporation had estimated contingent obligations totaling $422 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our accompanying Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of August 31, 2012, be responsible for a termination payment of $43 million. In 2017, we have the right to exercise options that would terminate these LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances, we would incur additional costs, although we estimate that they would not be material to our consolidated financial statements. The two financial institution payment undertakers subject to this AA- credit rating threshold each have a credit rating of AA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $43 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

NOTE 5 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Net income	$1,330	$1,337	$1,205	$1,695

Items included in other comprehensive income (loss)
Change in foreign currency translation adjustment	85	52	(218)	760
Other	2	(10)	(7)	79

Other comprehensive income (loss)	87	42	(225)	839

Total comprehensive income	$1,417	$1,379	$980	$2,534

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a material impact on the fair values of our financial instruments at August 31, 2012 and November 30, 2011. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair values presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2012			November 30, 2011
	Carrying Value	Fair Value		Carrying Value	Fair Value
		Level 1	Level 2		Level 1	Level 2
Assets
Cash and cash equivalents (a)	$260	$260	$-	$358	$358	$-
Long-term other assets (b)	39	1	35	42	2	39

Total	$299	$261	$35	$400	$360	$39

Liabilities
Fixed rate debt (c)	$5,332	$-	$5,932	$6,251	$-	$6,715
Floating rate debt (c)	3,720	-	3,686	3,102	-	3,057

Total	$9,052	$-	$9,618	$9,353	$-	$9,772

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At August 31, 2012 and November 30, 2011, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at August 31, 2012 and November 30, 2011 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at August 31, 2012 and November 30, 2011 being higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2012		November 30, 2011
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents (a)	$308	$-	$92	$-
Restricted cash (b)	31	-	11	-
Marketable securities held in rabbi trusts (c)	107	16	98	18
Derivative financial instruments (d)	-	41	-	6

Total	$446	$57	$201	$24

Liabilities
Derivative financial instruments (d)	$-	$38	$-	$12

Total	$-	$38	$-	$12

(a)	Cash equivalents are comprised of money market funds.
(b)	Restricted cash is comprised of money market funds.
(c)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia and Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2011	$1,898	$1,424	$3,322
Ibero goodwill impairment charge (a)	-	(153)	(153)
Foreign currency translation adjustment	-	(23)	(23)

Balance at August 31, 2012	$1,898	$1,248	$3,146

(a)	At February 29, 2012, given the current state of the Spanish economy and considering the low level of Ibero Cruises (“Ibero”) estimated fair value in excess of its carrying value, we performed an interim impairment review of Ibero’s goodwill. The interim discounted future cash flow analysis that was used to estimate Ibero’s fair value was primarily impacted by slower than anticipated Ibero capacity growth. As a result, Ibero’s estimated fair value no longer exceeded its carrying value. Accordingly, we proceeded to step two of the impairment test and recognized a goodwill impairment charge of $153 million during the first quarter of fiscal 2012, which represented Ibero’s entire goodwill balance. At August 31, 2012, accumulated goodwill impairment charges were $153 million.

In 2012, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We would perform the two-step test if our qualitative assessment determined it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to step one of the quantitative test for any reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair values. If necessary, goodwill is then written down to its implied fair value.

At July 31, 2012, all of our cruise brands carried goodwill, except for Ibero and Seabourn. We performed our annual impairment test as of July 31, 2012, which included performing a qualitative assessment for all cruise brands that carried goodwill, except for Costa Cruises (“Costa”). Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the weighted-average cost of capital (“WACC”), overall financial performance and changes in fuel were considered in the qualitative assessment to determine how changes in these factors would affect each of these cruise brands’ estimated fair values. Based on our qualitative assessments, we determined it was not more-likely-than-not that each of these cruise brands’ estimated fair values were less than their carrying values and, therefore, we did not proceed to the two-step quantitative goodwill impairment test.

As of July 31, 2012, we also performed our annual goodwill impairment test of Costa’s goodwill. We did not perform a qualitative assessment but instead proceeded directly to step one of the two-step goodwill impairment test and compared Costa’s estimated fair value to the carrying value of its allocated net assets. Costa’s estimated cruise brand fair value was based on a discounted future cash flow analysis. The principal assumptions used in our cash flow analysis related to forecasting future operating results, include net revenue yields, net cruise costs including fuel prices, capacity changes, including the expected deployment of vessels into, or out of, Costa, WACC for comparable publicly-traded companies, adjusted for the risk attributable to the geographic region in which Costa operates and terminal values, which are all considered level 3 inputs. Based on the discounted cash flow analysis, we determined that Costa’s estimated fair value exceeded its carrying value and, therefore, we did not proceed to step two of the impairment test.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2011	$927	$386	$1,313
Ibero trademarks impairment charge (a)	-	(20)	(20)
Foreign currency translation adjustment	-	(1)	(1)

Balance at August 31, 2012	$927	$365	$1,292

(a)	At February 29, 2012, we also performed an interim impairment test of Ibero’s trademarks, which resulted in a $20 million impairment charge, based on the reduction of revenues primarily as a result of slower than anticipated Ibero capacity growth and a lower estimated royalty rate. At August 31, 2012, Ibero’s remaining trademark carrying values are not significant.

During the third quarter of fiscal 2012, we adopted new authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is more-likely-than-not that our trademarks are impaired. We would perform a quantitative impairment test if our qualitative assessment determined it was more-likely-than-not that the trademarks are impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative impairment test.

At July 31, 2012, our cruise brands that have significant trademarks recorded include AIDA Cruises (“AIDA”), P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). We performed our annual trademark impairment reviews for these cruise brands, as of July 31, 2012, which included performing a qualitative assessment. Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the WACC, changes to the royalty rates and overall financial performance were considered in the qualitative assessment to determine how changes in these factors would affect the estimated fair values for each of our cruise brands’ recorded trademarks. Based on our qualitative assessment, we determined it was not more likely-than-not that the estimated fair value for each of these cruise brands’ recorded trademarks was less than their carrying value, and therefore, none of these trademarks were impaired.

The determination of our cruise brand and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used or if there is a material change in the conditions or circumstances influencing fair values, then we may need to recognize a material impairment charge.

There have not been any events or circumstances subsequent to July 31, 2012, which we believe would require us to perform an interim goodwill or trademark impairment test.

At August 31, 2012 and November 30, 2011, our intangible assets subject to amortization are not significant to our consolidated financial statements.

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

We classify the fair values of all our derivative contracts, if any, as either current or long-term, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in our accompanying Consolidated Statements of Cash Flows in the same category as the item being hedged. Our cash flows related to fuel derivatives are classified within investing activities.

The estimated fair values of our derivative financial instruments and their location on the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	August 31, 2012	November 30, 2011
Derivative assets

Derivatives designated as hedging instruments

Net investment hedges (a)	Prepaid expenses and other	$2	$-
	Other assets – long-term	9	3
Foreign currency options (b)	Prepaid expenses and other	2	-
	Other assets – long-term	1	-
Interest rate swaps (c)	Prepaid expenses and other	-	2

		14	5

Derivatives not designated as hedging instruments

Fuel (d)	Other assets – long-term	27	1

Total derivative assets		$41	$6

Derivative liabilities

Derivatives designated as hedging instruments

Net investment hedges (a)	Accrued liabilities and other	$-	$1
Interest rate swaps (c)	Accrued liabilities and other	7	5
	Other long-term liabilities	17	6

		24	12

Derivatives not designated as hedging instruments

Fuel (d)	Accrued liabilities and other	10	-
	Other long-term liabilities	4	-

		14	-

Total derivative liabilities		$38	$12

(a)	At August 31, 2012 and November 30, 2011, we had foreign currency forwards totaling $180 million and $183 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At August 31, 2012, $40 million of our foreign currency forwards mature through September 2012 and $140 million mature through July 2017.
(b)	At August 31, 2012, we had foreign currency derivatives consisting of zero cost collars (referred to as “foreign currency options”) totaling $815 million that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)	We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At August 31, 2012 and November 30, 2011, these interest rate swap agreements effectively changed $260 million and $320 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps mature through February 2022. In addition, at November 30, 2011 we had both U.S. dollar and sterling interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. These interest rate swap agreements effectively changed $510 million of fixed rate debt to U.S. dollar LIBOR or GBP LIBOR-based floating rate debt. The U.S. dollar and sterling interest rate swaps matured in February 2012 and June 2012, respectively.
(d)	At August 31, 2012, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption for the remainder of fiscal 2012 through fiscal 2016. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2011, we had fuel derivatives consisting of zero cost collars on Brent to cover 10% of our estimated fuel consumption for the second half of fiscal 2012 through fiscal 2015.

The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Net investment hedges	$(2)	$1	$53	$(22)
Foreign currency options – cash flow hedges	$3	$-	$3	$76
Interest rate swaps – cash flow hedges	$(1)	$(9)	$(11)	$(3)

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At August 31, 2012, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of August 31, 2012 and November 30, 2011 and for the three and nine months ended August 31, 2012 and 2011 where such impacts were not significant.

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

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency third-party debt and foreign currency intercompany payables in our foreign operations’ functional currencies, generally the euro or sterling. As of August 31, 2012 and November 30, 2011, we have designated $2.0 billion of our foreign currency intercompany payables and $3.6 billion for our foreign currency third-party debt and intercompany payables, respectively, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $274 million and $204 million of cumulative foreign currency transaction non-derivative gains in the cumulative translation adjustment component of AOCI at August 31, 2012 and November 30, 2011, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and nine months ended August 31, 2012, we recognized foreign currency non-derivative transaction gains and (losses) of $2 million ($(23) million in 2011) and $69 million ($(242) million in 2011), respectively, in the cumulative translation adjustment component of AOCI.

Newbuild Currency Risks

Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, currency exchange rate correlation, economic trends, our overall expected net cash flows by currency and other offsetting risks. Our shipbuilding contracts are typically denominated in euros. We use foreign currency derivative contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of these ship construction payments.

In June 2012, we entered into foreign currency options that are designated as cash flow hedges for a portion of our Royal Princess’ euro-denominated shipyard payments. These foreign currency options mature in May 2013 at a weighted-average ceiling rate of $1.30 to the euro, or $560 million, and a weighted-average floor rate of $1.19 to the euro, or $512 million.

In July 2012, we entered into foreign currency options that are designated as cash flow hedges for a portion of our P&O Cruises (UK) newbuild’s euro-denominated shipyard payments. These foreign currency options mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $290 million, and a weighted-average floor rate of £0.77 to the euro, or $269 million.

As of August 31, 2012, substantially all of our remaining newbuild currency exchange risk relates to euro-denominated newbuild contracts for the Regal Princess and a portion of our P&O Cruises (UK) newbuild. These newbuild contracts have remaining commitments of $1.0 billion.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At August 31, 2012, 62% and 38% (65% and 35% at November 30, 2011) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

During the three and nine months ended August 31, 2012, we entered into additional zero cost collar fuel derivatives on Brent that established ceiling and floor prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges, however hedge accounting is not applied.

At August 31, 2012, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2012-Q4
	November 2011	522	$75	$135
	February 2012	522	$109	$128
	March 2012	1,044	$112	$132

		2,088			36%

Fiscal 2013
	November 2011	2,112	$74	$132
	February 2012	2,112	$98	$127
	March 2012	4,224	$100	$130

		8,448			38%

Fiscal 2014
	November 2011	2,112	$71	$128
	February 2012	2,112	$88	$125
	June 2012	2,376	$71	$116

		6,600			29%

Fiscal 2015
	November 2011	2,160	$71	$125
	February 2012	2,160	$80	$125
	June 2012	1,236	$74	$110

		5,556			24%

Fiscal 2016	June 2012	3,564	$75	$108	15%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not significant at August 31, 2012, is the replacement cost, net of any collateral received, which includes the value of the contracts, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions and insurance companies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

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

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa, Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and two of our ships that we charter to an unaffiliated entity.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2012
North America Cruise Brands (a)	$2,934	$1,642	$231	$227	$-	$834
EAA Cruise Brands	1,657	956	153	140	-	408
Cruise Support	22	(5)	23	6	-	(2)
Tour and Other (a)	158	91	2	10	-	55
Intersegment elimination (a)	(87)	(87)	-	-	-	-

	$4,684	$2,597	$409	$383	$-	$1,295

2011
North America Cruise Brands (a)	$2,819	$1,575	$228	$220	$-	$796
EAA Cruise Brands	2,004	1,103	160	152	-	589
Cruise Support	20	(7)	25	7	-	(5)
Tour and Other (a)	305	233	8	11	-	53
Intersegment elimination (a)	(90)	(90)	-	-	-	-

	$5,058	$2,814	$421	$390	$-	$1,433

	Nine Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2012
North America Cruise Brands (a)	$7,186	$4,670	$706	$669	$-	$1,141
EAA Cruise Brands	4,462	3,063	467	417	173	342
Cruise Support	64	4	82	19	-	(41)
Tour and Other (a)	186	126	6	30	-	24
Intersegment elimination (a)	(94)	(94)	-	-	-	-

	$11,804	$7,769	$1,261	$1,135	$173	$1,466

2011
North America Cruise Brands (a)	$6,810	$4,350	$700	$649	$-	$1,111
EAA Cruise Brands	4,975	3,215	485	432	-	843
Cruise Support	62	(14)	79	23	-	(26)
Tour and Other (a)	349	279	18	33	-	19
Intersegment elimination (a)	(100)	(100)	-	-	-	-

	$12,096	$7,730	$1,282	$1,137	$-	$1,947

(a)	In 2011, a portion of Tour and Other segment revenues included revenues for the cruise portion of a tour when a cruise was sold along with a land tour package by Holland America Princess Alaska Tours. These intersegment cruise revenues, which were included in our North America cruise brands’ segment, were eliminated directly against the Tour and Other segment revenues and operating expenses in the line “Intersegment elimination.”

In 2012, the Tour and Other segment no longer includes revenues for the cruise portion of a tour. However, a portion of the North America cruise brands’ segment revenues include revenues for the tour portion of a cruise when a land tour package is sold along with a cruise by Holland America Line and Princess. These intersegment tour revenues, which are included in our Tour and Other segment, are eliminated directly against the North America cruise brands’ segment revenues and operating expenses in the line “Intersegment elimination.”

This change in 2012 from 2011 is referred to as “the change in the accounting for our North America cruise brands and Tour and Other segments” and did not have a significant impact on either of these segments’ 2011 and 2012 operating income.

NOTE 8 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Net income for basic and diluted earnings per share	$1,330	$1,337	$1,205	$1,695

Weighted-average common and ordinary shares outstanding	778	790	778	791
Dilutive effect of equity plans	1	2	1	2

Diluted weighted-average shares outstanding	779	792	779	793

Basic and diluted earnings per share	$1.71	$1.69	$1.55	$2.14

Anti-dilutive equity awards excluded from diluted earnings per share computations	9	9	9	9

NOTE 9 – Shareholders’ Equity

During the nine months ended August 31, 2012, we repurchased two million shares of Carnival Corporation common stock for $69 million under our general repurchase authorization program (“Repurchase Program”). At August 31, 2012, the remaining availability under the Repurchase Program was $265 million.

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

Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share (“EPS”); net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; costs per available lower berth day (“ALBD”); estimates of ship depreciable lives and residual values; liquidity; goodwill and trademark fair values and outlook. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. These factors include, but are not limited to, the following:

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

•	disruptions and other damages to our information technology and other networks and operations, and breaches in data security;
•	competition from and overcapacity in the cruise ship or land-based vacation industry;
•	loss of key personnel or our ability to recruit or retain qualified personnel;
•	union disputes and other employee relation issues;
•	disruptions in the global financial markets or other events may negatively affect the ability of our counterparties and others to perform their obligations to us;
•	the continued strength of our cruise brands and our ability to implement our brand strategies;
•	our international operations are subject to additional risks not applicable to our U.S. operations;
•	geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect;
•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
•	fluctuations in foreign currency exchange rates;
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

Outlook for the 2012 Fourth Quarter and Full Year

On September 25, 2012, we said that we expected our non-GAAP fully diluted EPS for the 2012 fourth quarter and full year would be in the ranges of $0.07 to $0.11 and $1.83 to $1.87, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2012 fourth quarter guidance was based on fuel prices of $739 per metric ton. In addition, this 2012 fourth quarter guidance was based on currency rates of $1.30 to the euro, $1.62 to the sterling and $1.04 to the Australian dollar. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in Carnival Corporation & plc’s 2011 joint Annual Report on Form 10-K (“2011 Form 10-K”).

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

The year-over-year percentage increase in our capacity for the fourth quarter of fiscal 2012 is expected to be 2.9%. The year-over-year percentage increase in our annual capacity for fiscal 2012, 2013, 2014 and 2015 is currently expected to be 3.0%, 3.4%, 1.8% and 4.7%, respectively. These percentage increases result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Passengers carried (in thousands)	2,804	2,676	7,400	7,192
Occupancy percentage (a)	110.8%	111.9%	106.3%	107.2%
Fuel consumption (metric tons in thousands)	823	847	2,512	2,537
Fuel cost per metric ton consumed	$659	$686	$708	$635
Currencies
U.S. dollar to €1	$1.24	$1.43	$1.28	$1.40
U.S. dollar to £1	$1.56	$1.63	$1.57	$1.61
U.S. dollar to Australian dollar	$1.02	$1.06	$1.03	$1.03

(a)	In accordance with cruise business practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2012 (“2012”) Compared to the Three Months Ended August 31, 2011 (“2011”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 76% of our 2012 total revenues. Cruise passenger ticket revenues decreased by $346 million, or 8.9%, to $3.6 billion in 2012 from $3.9 billion in 2011. This decrease was substantially due to a decrease in cruise ticket pricing, which accounted for $260 million, a stronger U.S. dollar against the euro, sterling and Australian dollar (referred to as “the currency impact”), which accounted for $157 million, and a 1.1 percentage point decrease in occupancy, which accounted for $37 million, partially offset by our 2.9% capacity increase in ALBDs, which accounted for $113 million (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2012 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $29 million, or 3.1%, to $965 million in 2012 from $936 million in 2011. This increase was primarily due to our 2.9% capacity increase in ALBDs, which accounted for $27 million, and the change in the accounting for our North America cruise brands and Tour and Other segments (See “Note 7 – Segment Information” in the accompanying consolidated financial statements for a further discussion), partially offset by the currency impact, which accounted for $32 million. Onboard and other revenues included concession revenues of $334 million in 2012 and $337 million in 2011.

North America Brands

Cruise passenger ticket revenues made up 77% of our 2012 total revenues. Cruise passenger ticket revenues of $2.2 billion in 2012 were flat compared to 2011. Our 3.4% capacity increase in ALBDs, which accounted for $75 million, was offset by the decrease in cruise ticket pricing, which accounted for $98 million. Our cruise ticket pricing was affected by the indirect consequences of the ship incident and other economic factors. The decrease in cruise ticket pricing was driven by a decline in pricing on Europe and Alaska itineraries while the pricing on Caribbean itineraries only declined slightly in 2012.

The remaining 23% of 2012 total revenues were comprised of onboard and other cruise revenues, which increased by $60 million, or 10.0%, to $657 million in 2012 from $597 million in 2011. This increase was primarily due to the change in the accounting for our North America cruise brands and Tour and Other segments and our 3.4% capacity increase in ALBDs, which accounted for $20 million. Onboard and other revenues included concession revenues of $230 million in 2012 and $214 million in 2011.

EAA Brands

Cruise passenger ticket revenues made up 83% of our 2012 total revenues. Cruise passenger ticket revenues decreased by $315 million, or 18.7%, to $1.4 billion in 2012 from $1.7 billion in 2011. This decrease was caused by the currency impact and a decrease in cruise ticket pricing, which each accounted for $157 million, and a 2.5 percentage point decrease in occupancy, which accounted for $39 million, partially offset by our 2.1% capacity increase in ALBDs, which accounted for $36 million. Our cruise ticket pricing and occupancy was affected by the direct and indirect consequences of the ship incident and the challenging economic environment in Europe.

The remaining 17% of 2012 total revenues were comprised of onboard and other cruise revenues, which decreased by $32 million, or 10.2%, to $286 million in 2012 from $319 million in 2011. This decrease was caused by the currency impact. Onboard and other revenues included concession revenues of $104 million in 2012 and $123 million in 2011.

Costs and Expenses

Consolidated

Operating costs and expenses decreased $217 million, or 7.7%, to $2.6 billion in 2012 from $2.8 billion in 2011. This decrease was driven by the currency impact, which accounted for $86 million, a decrease in commissions primarily as a result of our lower cruise ticket pricing, which accounted for $83 million, lower fuel consumption per ALBD, which accounted for $34 million, and the nonrecurrence in 2012 of $28 million of impairment charges recognized in 2011 related to the sale of Costa Marina and Pacific Sun (referred to as “the 2011 ship impairment charges”), partially offset by our 2.9% capacity increase in ALBDs, which accounted for $77 million.

Selling and administrative expenses decreased $12 million, or 2.8%, to $409 in 2012 from $421 million in 2011.

Depreciation and amortization expenses decreased $7 million, or 1.8%, to $383 in 2012 from $390 million in 2011.

Our total costs and expenses as a percentage of revenues increased to 72.4% in 2012 from 71.7% in 2011.

North America Brands

Operating costs and expenses of $1.6 billion in 2012 were flat compared to 2011. Our 3.4% capacity increase in ALBDs, which accounted for $53 million, and the change in the accounting for our North America cruise brands and Tour and Other segments were offset by a decrease in commissions primarily as a result of our lower cruise ticket pricing, which accounted for $32 million, and lower fuel consumption per ALBD, which accounted for $21 million.

Our total costs and expenses as a percentage of total revenues decreased to 70.7% in 2012 from 71.8% in 2011.

EAA Brands

Operating costs and expenses decreased $147 million, or 13.3%, to $1.0 billion in 2012 from $1.1 billion in 2011. This decrease was substantially due to the currency impact, which accounted for $86 million, a decrease in commissions primarily as a result of our lower cruise ticket pricing, which accounted for $51 million, and the nonrecurrence in 2012 of the 2011 ship impairment charges, which accounted for $28 million, partially offset by our 2.1% capacity increase in ALBDs, which accounted for $24 million.

Our total costs and expenses as a percentage of total revenues increased to 75.4% in 2012 from 70.6% in 2011.

Operating Income

Our consolidated operating income decreased $138 million, or 9.6%, to $1.3 billion in 2012 from $1.4 billion in 2011. Our North America brands’ operating income increased $38 million, or 4.8%, to $834 million in 2012 from $796 million in 2011, and our EAA brands’ operating income decreased $181 million, or 30.7%, to $408 million in 2012 from $589 million in 2011. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense, excluding capitalized interest, decreased $12 million, or 12.4%, to $85 million in 2012 from $97 million in 2011.

We recognized net unrealized gains of $136 million and realized losses of $12 million in 2012 on our fuel derivatives.

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

In addition, because our EAA brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2012 periods’ currency exchange rates have remained constant with the 2011 periods’ rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

We believe that the impairment charges recognized in the nine months ended August 31, 2012 related to Ibero’s goodwill and trademarks are nonrecurring and, therefore, are not an indication of our future earnings performance. As such, we believe it is more meaningful for the impairment charges to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these impairment charges.

Under U.S. GAAP, the realized and unrealized gains and losses on fuel derivatives not qualifying as fuel hedges are immediately recognized in earnings. We believe that unrealized gains and losses on fuel derivatives are not an indication of our future earnings performance since they relate to future periods and may not ultimately be realized in our future earnings. Therefore, we believe it is more meaningful for the unrealized gains and losses on fuel derivatives to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these unrealized gains and losses.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended August 31,
		2012 Constant
	2012	Dollar	2011
Passenger ticket revenues	$3,561	$3,718	$3,907
Onboard and other revenues	965	997	936

Gross cruise revenues	4,526	4,715	4,843

Less cruise costs
Commissions, transportation and other	(613)	(644)	(686)
Onboard and other	(150)	(154)	(137)

	(763)	(798)	(823)

Net passenger ticket revenues	2,948	3,074	3,221
Net onboard and other revenues	815	843	799

Net cruise revenues	$3,763	$3,917	$4,020

ALBDs	18,613,416	18,613,416	18,089,807

Gross revenue yields	$243.18	$253.33	$267.70
% decrease vs. 2011	(9.2)%	(5.4)%

Net revenue yields	$202.21	$210.47	$222.21
% decrease vs. 2011	(9.0)%	(5.3)%

Net passenger ticket revenue yields	$158.34	$165.14	$178.06
% decrease vs. 2011	(11.1)%	(7.3)%

Net onboard and other revenue yields	$43.87	$45.33	$44.15
% (decrease) increase vs. 2011	(0.6)%	2.7%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended August 31,
		2012 Constant
	2012	Dollar	2011
Cruise operating expenses	$2,506	$2,592	$2,671
Cruise selling and administrative expenses	407	424	413

Gross cruise costs	2,913	3,016	3,084
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(613)	(644)	(686)
Onboard and other	(150)	(154)	(137)

Net cruise costs	2,150	2,218	2,261
Less fuel	(541)	(541)	(581)

Net cruise costs excluding fuel	$1,609	$1,677	$1,680

ALBDs	18,613,416	18,613,416	18,089,807

Gross cruise costs per ALBD	$156.52	$162.05	$170.49
% decrease vs. 2011	(8.2)%	(4.9)%

Net cruise costs per ALBD	$115.55	$119.20	$125.00
% decrease vs. 2011	(7.6)%	(4.6)%

Net cruise costs excluding fuel per ALBD	$86.44	$90.08	$92.88
% decrease vs. 2011	(6.9)%	(3.0)%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended August 31,
	2012	2011
Net income – diluted
U.S. GAAP net income	$1,330	$1,337
Unrealized gains on fuel derivatives, net	(136)	-

Non-GAAP net income	$1,194	$1,337

Weighted-average shares outstanding – diluted	779	792

Earnings per share – diluted
U.S. GAAP earnings per share	$1.71	$1.69
Unrealized gains on fuel derivatives, net	(0.18)	-

Non-GAAP earnings per share	$1.53	$1.69

Net cruise revenues decreased $257 million, or 6.4%, to $3.8 billion in 2012 from $4.0 billion in 2011. This was caused by a 5.3% decrease in constant dollar net revenue yields, which accounted for $219 million, and the currency impact, which accounted for $154 million, partially offset by a 2.9% capacity increase in ALBDs, which accounted for $116 million. The 5.3% decrease in net revenue yields on a constant dollar basis was comprised of a 7.3% decrease in net passenger ticket revenue yields, partially offset by a 2.7% increase in net onboard and other revenue yields. The 7.3% decrease in net passenger ticket revenue yields was primarily driven by our EAA brands with a 10.4% yield decrease from the direct and indirect consequences of the ship incident and the challenging economic environment in Europe. In addition, our North America brands experienced a net passenger ticket revenue yield decrease of 4.8%, which was affected by the indirect consequences of the ship incident and other economic factors. Our North America brands net passenger ticket revenue yield decrease was driven by a decline in pricing on Europe and Alaska itineraries while the pricing on Caribbean itineraries only declined slightly in 2012. The 2.7% increase in net onboard and other revenue yields was primarily due to higher onboard spending by guests from our North America brands and the change in the accounting for our North America cruise brands and Tour and Other segments, partially offset by reductions from certain of our EAA Brands driven by Costa. Gross cruise revenues decreased $317 million, or 6.5%, to $4.5 billion in 2012 from $4.8 billion in 2011 for largely the same reasons as discussed above.

Net cruise costs excluding fuel decreased $71 million, or 4.2%, to $1.6 billion in 2012 from $1.7 billion in 2011. This was caused by the currency impact, which accounted for $68 million, and a 3.0% decrease in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $52 million, partially offset by a 2.9% capacity increase in ALBDs, which accounted for $49 million. The majority of the 3.0% decrease in constant dollar net cruise costs excluding fuel per ALBD was due to the nonrecurrence in 2012 of the 2011 ship impairment charges, which accounted for $28 million. On a constant dollar basis, net cruise costs per ALBD excluding fuel and the nonrecurrence in 2012 of the 2011 ship impairment charges decreased 1.6% compared to 2011.

Fuel costs decreased $40 million, or 6.9%, to $541 million in 2012 from $581 million in 2011. This was caused by lower fuel consumption per ALBD, which accounted for $34 million, and lower fuel prices, which accounted for $22 million.

Gross cruise costs decreased $171 million, or 5.5%, to $2.9 billion in 2012 from $3.1 billion in 2011 for principally the same reasons as discussed above.

Nine Months Ended August 31, 2012 (“2012”) Compared to the Nine Months Ended August 31, 2011 (“2011”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 76% of our 2012 total revenues. Cruise passenger ticket revenues decreased by $336 million, or 3.6%, to $9.0 billion in 2012 from $9.3 billion in 2011. This decrease was substantially due to a decrease in cruise ticket pricing, which accounted for $253 million, the currency impact, which accounted for $245 million, and a slight decrease in occupancy percentage, which accounted for $80 million, partially offset by our 2.9% capacity increase in ALBDs, which accounted for $273 million (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2012 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $107 million, or 4.3%, to $2.6 billion in 2012 from $2.5 billion in 2011. This increase was principally due to our 2.9% capacity increase in ALBDs, which accounted for $73 million, higher onboard spending by our guests, which accounted for $50 million, and the change in the accounting for our North America cruise brands and Tour and Other segments, partially offset by the currency impact, which accounted for $49 million, and a slight decrease in occupancy percentage, which accounted for $22 million. Onboard and other revenues included concession revenues of $825 million in 2012 and $812 million in 2011.

North America Brands

Cruise passenger ticket revenues made up 75% of our 2012 total revenues. Cruise passenger ticket revenues increased by $130 million, or 2.5%, to $5.3 billion in 2012 from $5.2 billion in 2011. This increase was caused by our 3.3% capacity increase in ALBDs, which accounted for $171 million, partially offset by a decrease in air transportation revenues from guests who purchased their tickets from us, which accounted for $31 million.

The remaining 25% of 2012 total revenues were comprised of onboard and other cruise revenues, which increased by $153 million, or 9.5%, to $1.8 billion in 2012 from $1.6 billion in 2011. This increase was principally due to our 3.3% capacity increase in ALBDs, which accounted for $53 million, higher onboard spending by our guests, which accounted for $41 million, and the change in the accounting for our North America cruise brands and Tour and Other segments. Onboard and other revenues included concession revenues of $555 million in 2012 and $509 million in 2011.

EAA Brands

Cruise passenger ticket revenues made up 82% of our 2012 total revenues. Cruise passenger ticket revenues decreased by $465 million, or 11.2%, to $3.7 billion in 2012 from $4.1 billion in 2011. This decrease was caused by the currency impact, which accounted for $245 million, a decrease in cruise ticket pricing, which accounted for $221 million, and a 3.0 percentage point decrease in occupancy, which accounted for $120 million, partially offset by our 2.3% capacity increase in ALBDs, which accounted for $97 million. Our cruise ticket pricing and occupancy was affected by the direct and indirect consequences of the ship incident and the challenging economic environment in Europe.

The remaining 18% of 2012 total revenues were comprised of onboard and other cruise revenues, which decreased by $49 million, or 5.9%, to $782 million in 2012 from $831 million in 2011. This decrease was caused by the currency impact. Onboard and other revenues included concession revenues of $270 million in 2012 and $303 million in 2011.

Costs and Expenses

Consolidated

Operating costs and expenses increased $39 million, or 0.5%, to $7.8 billion in 2012 from $7.7 billion in 2011. The increase was driven by our 2.9% capacity increase in ALBDs, which accounted for $221 million, higher fuel prices, which accounted for $183 million, the Costa Allegra impairment charge, which accounted for $34 million, and the ship incident-related expenses that are not covered by insurance, which accounted for $30 million. These increases were partially offset by a decrease in commissions primarily as a result of our lower cruise ticket pricing, which accounted for $149 million, the currency impact, which accounted for $145 million, lower fuel consumption per ALBD, which accounted for $63 million, Costa’s excess insurance proceeds and a gain from Cunard’s litigation settlement, which together accounted for $34 million, the nonrecurrence in 2012 of the 2011 ship impairment charges, which accounted for $28 million, and a slight decrease in occupancy percentage, which accounted for $26 million.

Selling and administrative expenses of $1.3 billion in 2012 were flat compared to 2011.

Depreciation and amortization expenses of $1.1 billion in 2012 were flat compared to 2011.

Ibero goodwill and trademark impairment charges of $173 million were recorded in 2012. See “Note 6—Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these impairment charges.

Our total costs and expenses as a percentage of revenues increased to 87.6% in 2012 from 83.9% in 2011.

North America Brands

Operating costs and expenses increased $226 million, or 5.2%, to $4.6 billion in 2012 from $4.3 billion in 2011. This increase was driven by our 3.3% capacity increase in ALBDs, which accounted for $144 million, and higher fuel prices, which accounted for $123 million, partially offset by a decrease in commissions primarily as a result of our lower cruise ticket pricing, which accounted for $49 million, lower fuel consumption per ALBD, which accounted for $29 million, and a decrease in air transportation costs related to guests who purchased their tickets from us, which accounted for $25 million.

Our total costs and expenses as a percentage of total revenues increased to 83.9% in 2012 from 83.7% in 2011.

EAA Brands

Operating costs and expenses decreased $152 million, or 4.7%, to $3.1 billion in 2012 from $3.2 billion in 2011. The decrease was caused by the currency impact, which accounted for $145 million, a decrease in commissions primarily as a result of our lower cruise ticket pricing, which accounted for $95 million, a 3.0 percentage point decrease in occupancy, which accounted for $40 million, lower fuel consumption per ALBD, which accounted for $34 million, Costa’s excess insurance proceeds and a gain from Cunard’s litigation settlement, which together accounted for $34 million, and the nonrecurrence in 2012 of the 2011 ship impairment charges, which accounted for $28 million. These decreases were partially offset by our 2.3% capacity increase in ALBDs, which accounted for $75 million, higher fuel prices, which accounted for $61 million, the Costa Allegra impairment charges, which accounted for $34 million, and the ship incident-related expenses that are not covered by insurance, which accounted for $30 million.

Ibero goodwill and trademark impairment charges of $173 million were recorded in 2012.

Our total costs and expenses as a percentage of total revenues increased to 92.3% in 2012 from 83.1% in 2011.

Operating Income

Our consolidated operating income decreased $481 million, or 24.7%, to $1.5 billion in 2012 from $1.9 billion in 2011. Our North America brands’ operating income of $1.1 billion in 2012 was flat compared to 2011, and our EAA brands’ operating income decreased $501 million, or 59.4%, to $342 million in 2012 from $843 million in 2011. These changes were primarily due to the reasons discussed above.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Nine Months Ended August 31,
		2012 Constant
	2012	Dollar	2011
Passenger ticket revenues	$9,000	$9,245	$9,336
Onboard and other revenues	2,618	2,667	2,511

Gross cruise revenues	11,618	11,912	11,847

Less cruise costs
Commissions, transportation and other	(1,793)	(1,848)	(1,911)
Onboard and other	(404)	(411)	(379)

	(2,197)	(2,259)	(2,290)

Net passenger ticket revenues	7,207	7,397	7,425
Net onboard and other revenues	2,214	2,256	2,132

Net cruise revenues	$9,421	$9,653	$9,557

ALBDs	53,705,889	53,705,889	52,178,866

Gross revenue yields	$216.33	$221.80	$227.05
% decrease vs. 2011	(4.7)%	(2.3)%

Net revenue yields	$175.42	$179.74	$183.17
% decrease vs. 2011	(4.2)%	(1.9)%

Net passenger ticket revenue yields	$134.19	$137.72	$142.30
% decrease vs. 2011	(5.7)%	(3.2)%

Net onboard and other revenue yields	$41.24	$42.02	$40.86
% increase vs. 2011	0.9%	2.8%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Nine Months Ended August 31,
		2012 Constant
	2012	Dollar	2011
Cruise operating expenses	$7,643	$7,788	$7,551
Cruise selling and administrative expenses	1,255	1,285	1,264

Gross cruise costs	8,898	9,073	8,815
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,793)	(1,848)	(1,911)
Onboard and other	(404)	(411)	(379)

Net cruise costs	6,701	6,814	6,525
Less fuel	(1,778)	(1,778)	(1,611)

Net cruise costs excluding fuel	$4,923	$5,036	$4,914

ALBDs	53,705,889	53,705,889	52,178,866

Gross cruise costs per ALBD	$165.68	$168.95	$168.93
% decrease vs. 2011	(1.9)%	0.0%

Net cruise costs per ALBD	$124.78	$126.89	$125.05
% (decrease) increase vs. 2011	(0.2)%	1.5%

Net cruise costs excluding fuel per ALBD	$91.67	$93.78	$94.18
% decrease vs. 2011	(2.7)%	(0.4)%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Nine Months Ended August 31,
	2012	2011
Net Income - diluted
U.S. GAAP net income	$1,205	$1,695
Ibero goodwill and trademark impairment charges	173	-
Unrealized gains on fuel derivatives, net	(12)	-

Non-GAAP net income	$1,366	$1,695

Weighted-average shares outstanding - diluted	779	793

Earnings per share - diluted
U.S. GAAP earnings per share	$1.55	$2.14
Ibero goodwill and trademark impairment charges	0.22	-
Unrealized gains on fuel derivatives, net	(0.02)	-

Non-GAAP earnings per share	$1.75	$2.14

Net cruise revenues decreased $136 million, or 1.4%, to $9.4 billion in 2012 from $9.6 billion in 2011. This was caused by the currency impact, which accounted for $232 million, and a 1.9% decrease in constant dollar net revenue yields, which accounted for $184 million, partially offset by our 2.9% capacity increase in ALBDs, which accounted for $280 million. The 1.9% decrease in net revenue yields on a constant dollar basis was comprised of a 3.2% decrease in net passenger ticket revenue yields, partially offset by a 2.8% increase in net onboard and other revenue yields. The 3.2% decrease in net passenger ticket revenue yields was driven by our EAA brands with a 7.0% yield decrease from the direct and indirect consequences of the ship incident and the challenging economic environment in Europe. The 2.8% increase in net onboard and other revenue yields was driven by higher onboard spending by guests from our North America brands, partially offset by reductions from certain of our EAA Brands driven by Costa. Gross cruise revenues decreased $229 million, or 1.9%, to $11.6 billion in 2012 from $11.8 billion in 2011 for largely the same reasons as discussed above.

Net cruise costs excluding fuel of $4.9 billion in 2012 were flat compared to 2011. Our 2.9% capacity increase in ALBDs, which accounted for $144 million, was offset by the currency impact, which accounted for $113 million, and a 0.4% decrease in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $22 million.

Fuel costs increased $167 million, or 10.4%, to $1.8 billion in 2012 from $1.6 billion in 2011. This was caused by higher fuel prices, which accounted for $183 million, and a 2.9% capacity increase in ALBDs, which accounted for $47 million, partially offset by lower fuel consumption per ALBD, which accounted for $63 million.

Gross cruise costs increased $83 million, or 0.9% to $8.9 billion in 2012 from $8.8 billion in 2011 for principally the same reasons as discussed above.

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

Based on our historical results, projections and financial condition, we believe that our liquidity and cash flow from future operations will be sufficient to fund all of our expected capital projects including shipbuilding commitments, debt service requirements, working capital needs, other firm commitments and quarterly dividends over the next several years. Our projected cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If additional debt funding is required, our ability to generate significant cash from operations and our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain such debt funding. If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to, and cost of, financing may be negatively impacted.

At August 31, 2012, we had a working capital deficit of $4.0 billion. This deficit included $3.1 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our August 31, 2012 working capital deficit also included $763 million of current debt obligations, which are substantially related to our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations as they become due in most financial credit market environments. We also have our revolving credit facility available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding customer deposits and current debt obligations from our August 31, 2012 working capital deficit balance, our non-GAAP adjusted working capital deficit was only $154 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

At November 30, 2011, the U.S. dollar was $1.55 to sterling, $1.33 to the euro and $0.99 to the Australian dollar. Had these November 30, 2011 currency exchange rates been used to translate our August 31, 2012 non-U.S. dollar functional currency operations’ assets and liabilities instead of the August 31, 2012 U.S. dollar exchange rates of $1.58 to sterling, $1.25 to the euro and $1.03 to the Australian dollar, our total assets and liabilities would have been higher by $540 million and $300 million, respectively.

Sources and Uses of Cash

Our business provided $2.5 billion of net cash from operations during the nine months ended August 31, 2012, a decrease of $540 million, or 17.9%, compared to $3.0 billion for the same period in fiscal 2011. This decrease was caused by less cash being provided from our operating results and customer deposits.

During the nine months ended August 31, 2012, our expenditures for capital projects were $2.2 billion, of which $1.7 billion was spent on our ongoing new shipbuilding program, including $1.5 billion for the final delivery payments for AIDAmar, Carnival Breeze and Costa Fascinosa. In addition to our new shipbuilding program, we had capital expenditures of $0.3 billion for ship improvements and replacements and $0.2 billion for information technology, buildings and other assets. Furthermore, in May 2012 we received $508 million of euro-denominated hull and machinery insurance proceeds for the total loss of the ship.

During the nine months ended August 31, 2012, we repaid a net $270 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the nine months ended August 31, 2012, we repaid $753 million of scheduled long-term debt payments. Furthermore, during the nine months ended August 31, 2012, we borrowed $946 million of new other long-term debt substantially all under two export credit facilities. Finally, we paid cash dividends of $584 million and purchased $69 million of Carnival Corporation common stock in open market transactions during the nine months ended August 31, 2012.

Future Commitments and Funding Sources

Our contractual cash obligations as of August 31, 2012 have changed compared to November 30, 2011 primarily as a result of our debt borrowings and repayments and ship delivery and progress payments as noted above under “Sources and Uses of Cash.”

At August 31, 2012, we had liquidity of $6.0 billion. Our liquidity consisted of $313 million of cash and cash equivalents, which excludes $255 million of cash used for current operations, $2.5 billion available for borrowing under our revolving credit facilities and $3.2 billion under committed ship financings. Of this $3.2 billion of committed ship financings, $0.8 billion, $1.0 billion, $0.9 billion and $0.4 billion are scheduled to be funded in fiscal 2013, 2014, 2015 and 2016, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. These commitments are from numerous large, well-established banks, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in “Note 5 – Debt” in the annual consolidated financial statements, which is included within Exhibit 13 to our 2011 joint Annual Report on Form 10-K. At August 31, 2012, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants over the next several years. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At August 31, 2012, 59% and 41% of our debt was U.S. dollar and euro-denominated, respectively, and at November 30, 2011, 56%, 41% and 3% of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency forwards in both periods. At August 31, 2012, 62% and 38% (65% and 35% at November 30, 2011) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

During the nine months ended August 31, 2012, we entered into additional zero cost collar fuel derivatives for 21 million barrels of Brent to cover a portion of our estimated fuel consumption for the second half of fiscal 2012 through fiscal 2016. See “Note 6—Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these fuel derivatives. At August 31, 2012, the estimated fair value of our outstanding fuel derivative contracts was a net asset of $13 million. During the nine months ended August 31, 2012, we recognized realized losses and net unrealized gains on fuel derivatives, which each amounted to $12 million.

During June 2012, we entered into foreign currency options that are designated as cash flow hedges of a portion of our Royal Princess’ euro-denominated shipyard payments. These foreign currency options mature in May 2013 at a weighted-average ceiling rate of $1.30 to the euro, or $560 million, and a weighted-average floor rate of $1.19 to the euro, or $512 million.

During July 2012, we entered into foreign currency options that are designated as cash flow hedges of a portion of a P&O Cruises (UK) newbuild’s euro-denominated shipyard payments. These foreign currency options mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $290 million, and a weighted-average floor rate of £0.77 to the euro, or $269 million.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2012, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 5, 2012, an action was filed in the Circuit Court serving Miami-Dade County, Florida in connection with the ship incident on January 13, 2012. The action names Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., and Costa Crociere S.p.A. as defendants (Scimone v. Carnival Corp., 12-26072-CA-02 (11th Cir. Ct.)). The action contains claims for negligence, product liability, professional negligence and intentional tort. The complaint seeks economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaint to state a claim for punitive damages.

On July 5, 2012, an action was filed in the Circuit Court serving Miami-Dade County, Florida in connection with the ship incident on January 13, 2012. The action names Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc. and Costa Crociere, S.p.A. (Abeid-Saba v. Carnival Corp., No. 12-26076-CA-02 (11th Cir. Ct.)). The action contains claims for maritime negligence, gross negligence, negligence-product defect as to Carnival Corporation, professional negligence in ship design, intentional failure to warn, intentional failure to abandon ship, intentional failure to notify authorities, corporate policies and practice, intentional infliction of emotional distress, negligent retention, fraudulent misrepresentation and fraud in the inducement. The complaint seeks economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaint to state a claim for punitive damages.

On July 13, 2012, an action was filed in the Southern District of Florida by five U.S. citizens in connection with the ship incident on January 13, 2012. The action names Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., and Costa Crociere S.p.A as defendants (Warrick v. Carnival Corp., No. 12-cv-61389-WPD (S.D. Fla.)). Three of the plaintiffs were passengers on the ship and they assert claims for fraudulent misrepresentation, maritime negligence, gross negligence, intentional infliction of emotional distress, negligent hiring, fraudulent inducement and deceptive trade practices arising out of the incident, as well as vicarious liability and actual and apparent agency. The remaining two plaintiffs did not sail because one did not have the required visa and the other opted to also stay behind. These two plaintiffs assert claims for breach of contract, fraudulent misrepresentation and unjust enrichment. The complaint seeks economic and compensatory damages, punitive damages, attorneys’ fees, costs and interest.

Item 1A.	Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors.”, included in the 2011 Form 10-K, and there has been no material change to these risk factors since the 2011 Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors.”, included in the 2011 Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In September 2007, our Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and Carnival plc ordinary shares subject to certain restrictions under the Repurchase Program. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended August 31, 2012, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
June 1, 2012 through June 30, 2012	100,000	$30.98	$329
July 1, 2012 through July 31, 2012	1,037,643	$32.80	$295
August 1, 2012 through August 31, 2012	887,252	$33.76	$265

Total	2,024,895	$33.13

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b)	During the three months ended August 31, 2012, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 31.5 million shares of Carnival Corporation common stock under the Stock Swap programs described below.

There were no repurchases under the Repurchase Program from September 1, 2012 through September 24, 2012. At September 24, 2012, the remaining availability under the Repurchase Program was $265 million and the remaining availability under the Stock Swap programs repurchase authorizations were 18.1 million Carnival plc ordinary shares and 31.5 million Carnival Corporation shares. Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2013 annual general meeting, or October 10, 2013.

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

During the nine months ended August 31, 2012, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

32.3*	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5*	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6*	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, as filed with the SEC on October 5, 2012 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2012 and 2011;				X

	(ii) the Consolidated Balance Sheets at August 31, 2012 and November 30, 2011;				X

	(iii) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011; and				X

	(iv) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Micky Arison	By: /s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By: /s/ Howard S. Frank	By: /s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: October 5, 2012	Date: October 5, 2012