Form 10-K
period 2012-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2013-01-29
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation (Exact name of registrant as specified in its charter)	Carnival plc (Exact name of registrant as specified in its charter)
Republic of Panama (State or other jurisdiction of incorporation or organization)	England and Wales (State or other jurisdiction of incorporation or organization)

59-1562976 (I.R.S. Employer Identification No.)	98-0357772 (I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428 (Address of principal executive offices and zip code)	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom (Address of principal executive offices and zip code)

(305) 599-2600 (Registrant’s telephone number, including area code)	011 44 20 7940 5381 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($0.01 par value)

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

Large Accelerated Filers	☑	Accelerated Filers	☐

Non-Accelerated Filers	☐	Smaller Reporting Companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $12.3 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.	The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $5.9 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 22, 2013, Carnival Corporation had outstanding 592,310,060 shares of its Common Stock, $0.01 par value.	At January 22, 2013, Carnival plc had outstanding 215,466,538 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 592,310,060 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2012

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2012 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2012 Annual Report on Form 10-K (“Form 10-K”).

Part and Item of the Form 10-K

Part II

Item 5(a).	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information, Holders and Performance Graph.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Portions of the Registrants’ 2013 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

With 100 cruise ships, we are the largest cruise company and among the most profitable and financially strong leisure travel companies in the world. We have a portfolio of many of the world’s best known cruise brands that are sold in all the world’s major vacation markets and are a leading provider of vacations to all major cruise destinations throughout the world (see Section III. “Cruise Programs”). A description of the principal vacation regions where we source substantially all of our guests and our brands that market primarily to these vacationers is discussed in detail in Sections III. “North America” and IV. “Europe, Australia & Asia.”

II.	Mission and Related Strategies

Our mission is to take the world on vacation and deliver exceptional experiences that appeal to a large variety of consumers, all at an outstanding value. We believe our multi-brand strategy is essential to achieving our mission and maintaining our leadership positions. Our ten unique brands with worldwide sourcing of guests and diverse itinerary options allow us to expand our offerings to our past guests, while continuing to grow our business through the acquisition of new guests in established and emerging markets. Our success also depends on, among other things, our ability to exceed the expectations of our guests by providing them with a wide variety of exceptional vacation experiences. We strive to capture a greater share of consumers’ spending on vacations by providing extraordinary cruise products and services, all at an outstanding value.

In conjunction with our mission we are committed to:

•

Protecting the health, safety and security of our guests, employees and all others working on our behalf, thereby promoting an organization that is free of injuries, illness and loss. The safety of our guests and crew is paramount to our business. We continue to focus on improving existing, and implementing new, safety measures onboard all of our ships.

•

Protecting the environment, including the marine environment in which our vessels sail and the communities in which we operate, by minimizing adverse environmental consequences and using resources efficiently.

•	Fully complying with, or exceeding, all legal and statutory requirements related to health, environment, safety and security throughout our business activities.
•	Assigning health, environment, safety and security matters the same priority as other critical business matters.

Our primary financial goals are to profitably grow our cruise business, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund all of our capital investment program and still have a substantial amount of free cash flow, which we intend to return to shareholders in the form of dividends and opportune share buybacks.

To achieve our mission and primary financial goals, we build new and innovative ships and continue to invest in our existing ships to strengthen the leadership position of each of our brands. We believe that adding newer, more efficient ships, as well as improving our existing fleet, will have a positive impact on our profitability. Our newbuilding program is the primary platform for our capacity growth. We currently have nine cruise ships scheduled to enter service between March 2013 and March 2016, two of which will enter service in 2013. Our current intention is to have an average of two to three new cruise ships enter service annually, some of which will replace existing capacity from the possible sales of older, less efficient ships. We are strategically timing the introductions of additional ships to our brands to allow ample time for those lines to further grow their guest base and absorb the new capacity. In addition, we will continue to focus on increasing our fleets’ onboard revenues by adding new products and services for our guests to enjoy.

Based on our current ship orders, our capacity growth rate is expected to be 4%, compounded annually through 2016. Our rate of growth is slowing in the more established regions of North America and Western Europe. We are committed to a measured pace of newbuilds to achieve an optimal balance of supply and demand to maximize our profitability in these established regions. In addition, we believe that we have significant opportunities to grow our presence in the emerging Asian cruise region and will continue to redeploy some of our existing ships to that region. The mobility of ships enables us to move them between regions to maximize our profitability.

Our operating structure is decentralized, with each of our major brands having its own headquarters and operating team, which helps create an ownership culture that is an important driver of our performance. We believe this approach results in delivering products and services that are tailored to specific geographic markets and lifestyles, which allows us to penetrate each market more effectively. Although we operate under this decentralized structure, we leverage our size to obtain economies of scale and synergies by consolidating our purchasing power and implementing cross-brand initiatives aimed at cost-containment, such as common reservation systems, cross-selling, shared data centers and shared port facilities. Currently, our most important cross-brand initiatives are aimed at improving our safety training and reducing our fuel consumption.

Following the Costa Concordia incident (“the ship incident”) in January 2012, we announced a comprehensive audit and review of all safety and emergency response procedures across our ten brands to identify lessons learned and best practices, which reinforces our commitment to the safety of our guests and crew. We engaged outside industry-leading experts to assist in these audits and reviews. As a result, we have and will continue to implement improvements to our already established procedures for bridge operations, quality assurance and auditing of ship operations, bridge officer training, safety and emergency response and crew training programs. We are also improving the structure and organization of our existing Health, Environmental, Safety and Security (“HESS”)-related audit functions and our HESS-related management systems. In addition, as members of Cruise Lines International Association (“CLIA”) and the European Cruise Council (“ECC”), we are also enhancing existing or implementing additional safety policies that are a result of the CLIA/ECC Cruise Industry Operational Safety Review that was initiated after the ship incident.

Costa Concordia is expected to be removed from the coast of Italy during 2013. We remain committed to minimizing any environmental impact from the ship incident. As of January 22, 2013, we have settled with 93% and 62% of the crew and guests, respectively. Substantially all of the ship removal costs and the costs of these and any future claims will be covered by our insurance.

We are committed to rebuilding Costa Cruises’ (“Costa”) reputation and strengthening its trust with guests and travel agents after the ship incident. Accordingly, Costa has launched a number of initiatives, including enhancements to existing safety and security procedures, training and related processes. In addition, Costa has initiated a major international advertising campaign called the “Real Costa” that targets consumers in its key markets. The primary goal of the campaign is to enhance Costa’s image and describe its exceptional vacation experiences through the perspective of its guests and crew. The Real Costa campaign focuses on Costa’s excellent products and services as reflected in Costa’s high guest satisfaction rates. Over the next few years, we expect to fully recover from the ship incident and continue to build on our leadership positions.

III.	Cruise Programs

Our 100 ships sail to all of the world’s major cruise destinations and the percentage of our passenger capacity deployed in each of these areas is as follows:

Cruise Programs
Region	2013	2012

Caribbean	33%	35%
Europe	31%	29%
Asia/Australia	10%	8%
Alaska	6%	6%
Other	20%	22%

	100%	100%

B.	Cruise Business

I.	Overview

a.	Summary

The multi-night cruise business has grown significantly but still remains relatively small compared to the wider global vacation industry, which includes a large variety of land-based vacation alternatives around the world. For example, there were only about 230,000 cabins in the global cruise business at November 30, 2012, which is less than two percent of the number of worldwide hotel rooms. Within the global vacation industry, cruise companies compete for the discretionary income spent by vacationers, and a 2012 Nielsen Global Consumer Confidence Survey found that after providing for savings and living expenses, the number one global spending priority is for vacations. Cruise guests tend to rate their overall satisfaction with a cruise vacation higher than comparable land-based hotel and resort vacations. As a result of these and other favorable cruise business characteristics, we believe that the cruise business has the opportunity to capture a greater share of consumers’ spending on vacations compared to prior periods.

b.	Favorable Characteristics of the Cruise Business

1.	Exceptional Value Proposition

We believe that the cost of a cruise vacation represents an exceptional value in comparison to alternative land-based vacations. We believe that cruising provides many relatively unique benefits, such as transportation to various destinations while also providing accommodations, a generous diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. To make cruising even more cost effective and more easily accessible to our guests, we offer a number of drive-to-home ports, which enables many cruise guests to reduce their overall vacation costs by eliminating or reducing air and other transportation costs.

2.	Relatively Low Penetration Levels

Based on industry data, the 2012 annual penetration rate, computed based on the number of annual cruise passengers as a percentage of the total population, is 3.4% for North America, 2.7% for the United Kingdom (“UK”), 2.7% for Australia and 1.4% for continental Europe (continental Europe represents Germany, Italy, Spain, France and Portugal). Based on industry data or our internal estimates, approximately 24% of the U.S. population and lower percentages of European and Australian populations, have ever taken a cruise. In addition, Europeans and Australians have significantly more vacation days a year than North Americans, which presents opportunities for increases in these regions’ penetration levels compared to North America.

Cruising is at an earlier stage of development and has lower penetration rates in emerging markets within Asia. There are an increasing number of relatively lower penetrated markets where economic growth has raised discretionary income levels and thus fueled an increasing demand for vacations, including cruising.

3.	Wide Appeal

Cruising appeals to a broad range of ages and income levels. The average age of a cruise guest varies by brand and ranges from approximately 40 years to 60 years across the contemporary, premium and luxury cruise categories. Cruising provides something for every generation, from kids clubs to an array of onboard entertainment provided to teens and adults. Cruising also offers a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes and from most income levels. To attract more first time cruisers, the duration of some cruises has been shortened, which has lowered the purchase price and thus broadened the appeal for cruising. The range of pricing varies by a wide margin, from a three-day cruise in an inside cabin on a contemporary line embarking at a local home port to a world cruise in a balcony suite on a luxury brand requiring air transportation to and from the port.

4.	Positive Demographics

The average age of populations in established cruise regions is increasing. Between 2012 and 2022, the number of people in the cruise business’ primary age group of 45 years and older is expected to grow by 19 million, or 13%, in the U.S. and Canada, and 16 million, or 11%, in the major Western European countries. We believe the cruise business is well-positioned to take advantage of these favorable age demographics in its major markets.

Many international markets are experiencing a rapid growth in middle-class consumers, especially in Brazil, Russia, India and China. As their earning power and disposable income increase, these middle-class consumers are becoming more eager to purchase entertainment, travel and luxury products and services. This demand growth provides the cruise business the opportunity to expand its reach in these markets.

5.	High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise vacation higher than comparable land-based hotel and resort vacations. According to industry surveys, the cruise experience consistently exceeds expectations of repeat and first-time cruisers on a wide range of important vacation attributes. Cruising continues to receive high guest satisfaction rates because of the unique vacation experiences it offers, including, but not limited to, visiting multiple destinations without having to pack and unpack, all-inclusive product offerings and state-of-the art cruise ships with entertainment, relaxation and fun, all at an outstanding value.

6.	Favorable Supply Versus Demand Balance

Our current intention is to have an average of two to three new cruise ships enter service annually. Other cruise operators have also slowed their passenger capacity growth compared to historical levels. Furthermore, older cruise ships will continue to be retired from service as they near the end of their economic lives. As a result of these factors and other reasons, the cruise business supply growth has recently slowed, and we expect demand to accelerate as the global economy recovers and emerging markets continue to develop. We believe this favorable supply versus demand balance will have a positive impact on our ability to profitably grow our cruise business.

c.	Global Cruise Business

Cruising offers a broad range of products and services to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days and appeal to the more experienced cruise guest who is usually more affluent and older. Premium cruises emphasize quality, comfort, style, more destination-focused itineraries and the average pricing is normally higher than contemporary cruises. The luxury experience is usually characterized by smaller vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports that are inaccessible to larger ships. We have product and service offerings in each of these three broad classifications. Notwithstanding these classifications, there generally is overlap and competition among all cruise products and services.

The global cruise business and our passenger capacity have increased at a compound annual growth rate of 5.6% and 6.9%, respectively, from 2006 to 2011. The global cruise business and our compound annual passenger capacity growth rate is currently expected to be 3.2% and 3.2%, respectively, from 2011 to 2015 based on the assumption discussed below. The passenger capacities that have been or are expected to be marketed are as follows:

	Passenger Capacity (weighted-average)
Fiscal Year	Global Cruise Business	Carnival Corporation & plc

2006	337,000	140,000
2007	359,000	150,000
2008	377,000	162,000
2009	397,000	174,000
2010	423,000	186,000
2011	443,000	195,000
2012	455,000	200,000
2013 (a)	470,000	206,000
2014 (a)	483,000	211,000
2015 (a)	502,000	221,000

(a)	Our estimates of future passenger capacity do not include any assumption related to unannounced ship withdrawals and, accordingly, our estimates could indicate a higher growth in passenger capacity than will actually occur.

The number of cruise passengers carried in the global cruise business and by us have increased at a compound annual growth rate of 5.4% and 6.4% from 2006 to 2011, respectively, and 2.8% and 2.8% from 2011 to 2012, respectively. The North America regions’ cruise passengers have increased at a compound annual growth rate of 2.2% from 2006 to 2011 and 2.3% from 2011 to 2012. The Europe, Australia, Asia and Other regions’ cruise passengers have increased at a compound annual growth rate of 11% from 2006 to 2011 and 3.5% from 2011 to 2012. As we continue to expand our global presence, our revenues generated from passengers sourced from outside the U.S. have grown to 54% in 2012, up from 40% in 2006. The number of cruise passengers carried are as follows:

	Cruise Passengers
	Global Cruise Business			Carnival Corporation & plc
Year (a)	North America	Europe, Australia, Asia and Other	Total	Total

2006	10,380,000	4,800,000	15,180,000	7,008,000
2007	10,450,000	5,500,000	15,950,000	7,672,000
2008	10,290,000	6,000,000	16,290,000	8,183,000
2009	10,400,000	7,190,000	17,590,000	8,519,000
2010	11,000,000	8,070,000	19,070,000	9,147,000
2011	11,520,000	9,090,000	20,610,000	9,559,000
2012(b)	11,790,000	9,400,000	21,190,000	9,829,000

(a)	The estimates of the total passengers carried for 2006 through 2011 were obtained from G.P. Wild (International) Limited, an independent cruise research company, and are based upon where the passengers were sourced and not the cruise brands on which they sailed.
(b)	The estimates of the total passengers carried for 2012 were based on internally developed global passenger growth rates.

II.	Segment Information

Each of our ten cruise brands is an operating segment that we aggregate into either the (1) North America or (2) Europe, Australia & Asia (“EAA”) reportable cruise segments based on the similarity of their economic and other characteristics. As of January 22, 2013, our cruise brands’ summary information is as follows:

Cruise Brands	Passenger Capacity (a)	Number of Cruise Ships	Primary Markets (b)

North America
Carnival Cruise Lines	61,968	24	North America
Princess Cruises (“Princess”)	36,912	16	North America
Holland America Line	23,492	15	North America
Seabourn	1,986	6	North America

North America Cruise Brands	124,358	61

EAA
Costa	31,720	14	Italy, France and Germany
AIDA Cruises (“AIDA”)	16,442	9	Germany
P&O Cruises (UK)	14,636	7	UK
Cunard	6,672	3	UK and North America
P&O Cruises (Australia)	4,780	3	Australia
Ibero Cruises (“Ibero”)	4,176	3	Spain and South America

EAA Cruise Brands	78,426	39

	202,784	100

(a)	In accordance with cruise business practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.
(b)	Represents the primary regions or countries from where guests are sourced.

As of January 22, 2013, we had signed agreements with three shipyards providing for the construction of nine cruise ships, with two to be delivered in 2013, two in 2014, three in 2015 and two in 2016. These additions are expected to increase our passenger capacity by over 29,800 lower berths. Our North America cruise brands have four ships with almost 13,800 lower berths scheduled to enter service by February 2016 and our EAA cruise brands have five ships with over 16,000 lower berths scheduled to enter service by March 2016. It is possible that some of our older ships may be sold, chartered or retired during the next few years. Alternatively, it is also possible that we could acquire more ships. See Part I, Item 1. Business. B. “Cruise Business – Ships Under Contract for Construction” and Note 6, “Commitments” and Note 11, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional ship commitment information.

We also have a Cruise Support segment that includes our cruise port and related facilities located in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands and Roatán, Honduras, which are operated for the benefit of our cruise brands. Cruise Support also includes other corporate-wide services that are provided for the benefit of our cruise brands.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which complements our Alaska cruise operations. Our tour company owns and operates, among other things, 12 hotels or lodges, over 300 motorcoaches and 20 domed rail cars. This tour company and two cruise ships that we own and charter-out comprise our Tour and Other segment.

See Note 12, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional segment and geographic information.

III.	North America

Almost 60% of the cruise passengers in the world are sourced from the North American region, where cruising is a mainstream alternative to land-based vacations. Approximately 11.5 million North American-sourced passengers took cruise vacations for two or more consecutive days in 2011, and we estimate that 11.8 million passengers cruised in 2012. According to an internally developed survey conducted in 2011, nearly 75% of Americans listed travel as their top lifetime goal. As a result of this and the favorable characteristics of the cruise business, we believe the cruise segment of the North America vacation region continues to have growth potential.

At January 22, 2013, our North America brands represented 61% of our total passenger capacity. As of January 22, 2013, four ships under construction, with almost 13,800 lower berths, have been designated for our North America brands.

The most popular location visited by North America-sourced cruise guests in 2012 was the Caribbean (including The Bahamas), followed by other locations, such as the Mediterranean Sea, Alaska, Northern Europe, Mexican Riviera, New England, Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, such as South and Central America, the South Pacific Islands, Australia, the Far East and India.

Carnival Cruise Lines, Princess, Holland America Line and Seabourn source their guests principally from North America. Cunard also sources a large portion of its guests from North America.

Carnival Cruise Lines is a leader in contemporary cruising and operates 24 ships designed to provide fun and memorable vacation experiences at an outstanding value. Carnival Cruise Lines, which celebrated its 40th anniversary in 2012, is one of the most recognizable brands in the cruise business and carried over four million passengers in 2012, the most of any individual cruise brand. Carnival Cruise Lines has a broad appeal to families, couples, singles and seniors and carried more than 710,000 children in 2012. One common denominator among its guests is their desire for a truly fun and memorable vacation experience. Carnival Cruise Lines has one new 4,000 passenger-capacity ship scheduled to enter service in February 2016, which will grow the brand’s existing passenger capacity by 6%.

Carnival Cruise Lines offers cruises generally from three to eight days with most of its ships home ported in North America. Carnival Cruise Lines is the leading provider of year-round Caribbean cruises and also operates seasonal cruises in Mexico, Europe, New England, Canada, Alaska, the Baltics, Hawaii, South America, the British Isles and Panama. Some of Carnival Cruise Lines’ cruise offerings feature a private island destination in The Bahamas, known as Half Moon Cay, which is owned and operated by Holland America Line.

In October 2011, Carnival Cruise Lines unveiled Fun Ship 2.0, a program that is transforming the line’s guest experience through innovative dining, bar and entertainment concepts, as well as partnerships with popular celebrities and brands. Entertainer George Lopez is the brand’s creative director for comedy and is enhancing the line’s fleet wide comedy clubs; Food Network star Guy Fieri has developed an onboard burger restaurant called Guy’s Burger Joint; leading video game manufacturer EA SPORTS has partnered with the line to create the first-ever EA SPORTS Bars at sea; and through a partnership with toy and game leader Hasbro, Inc. the line has introduced new larger-than-life adaptations of Hasbro’s iconic games. Representing an initial investment of $500 million, various Fun Ship 2.0 innovations will be introduced throughout the Carnival Cruise Lines fleet over the next few years. Fun Ship 2.0 will play a central role in the refurbishment of the Carnival Destiny, which will be renamed Carnival Sunshine after this work is completed in Spring 2013. The refurbishment will add a variety of Fun Ship 2.0 innovations, as well as one-of-a-kind amenities such as a three-level Serenity adults-only retreat. The many groundbreaking features of Fun Ship 2.0 are best reflected in the 3,690-passenger capacity Carnival Breeze, which debuted in Europe in 2012 before launching year-round Caribbean service from Miami in November 2012.

In October 2012, the 2,124-passenger capacity Carnival Spirit began operating year-round cruises from Sydney, Australia, marking the line’s first cruises in this vacation region. See Part 1, Item 1. Business. B. “Cruise Business – Australia” for additional discussion of Carnival Cruise Lines’ operations in Australia. In Spring 2013, Carnival Cruise Lines will launch its most diverse European schedule ever. Carnival Sunshine will operate a series of Mediterranean voyages from April through October, while Carnival Legend will feature itineraries in the Baltics, the Mediterranean, Northern Europe and the British Isles, including the line’s first Norwegian fjords itinerary.

Princess, whose brand name was originally made famous by the Love Boat television show, has been providing cruises since 1965. Princess is the world’s largest premium cruise line based on passenger capacity and operates a fleet of 16 ships. Princess offers 125 unique itineraries to more than 310 destinations, with cruises generally from three to 14 days, and two world cruises over 100 days. In 2013, Princess will increase the number of its three and four day cruises in order to provide customers an opportunity to experience the Princess products and services on shorter voyages for a lower price compared to longer cruises. Princess has two additional ships scheduled to enter service, Royal Princess in June 2013 and Regal Princess in June 2014. The new ships will each have a 3,560-passenger capacity, the largest in the Princess fleet, and will continue the evolution of the Princess product and services. The two newbuilds will offer a variety of new features, including an exciting Sports Court and the SeaWalk, which is a top-deck, glass-bottom walkway extending more than 28 feet beyond the ship’s side. With these two new ship additions, Princess’ existing passenger capacity will grow by 19%.

Princess is a leading cruise line in international and exotic destinations, including Europe, Australia, Asia, Panama Canal, Hawaii and South America. Princess will have seven ships sailing in 2013 throughout Europe between the months of April and December, including the inaugural season of Royal Princess. Princess is also a leading cruise line in Alaska and in 2013 will dedicate seven ships to sailing in this area between the months of May and September. Some of Princess’ Caribbean cruise offerings feature a private island destination that Princess leases and operates, known as Princess Cays®, which is located on the island of Eleuthera in The Bahamas.

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

Princess sources a majority of its passengers from North America but also sources a large number of passengers from Australia and the UK. In addition, Princess recently began growing the passenger sourcing from Asia. See Part I, Item 1. Business. B. “Cruise Business – Australia” and “Cruise Business – Asia” for additional discussion of Princess’ operations in Australia and Asia.

Holland America Line, which is celebrating its 140th year anniversary in 2013, operates a premium fleet of 15 mid-sized ships. Holland America Line calls on 371 destinations in 99 countries and territories on all seven continents, including Antarctica. While the majority of cruises are from seven to 21 days, Holland America Line also offers longer, exotic Grand Voyages up to 75 days, plus an annual Grand World Voyage of over 100 days. Holland America Line is also a leading cruise line in Alaska and in 2013 will dedicate seven of its ships to sailing in this area between the months of May and September. Europe is also a key destination in 2013 with seven ships sailing between the months of April and November, including Rotterdam, which is home ported year-round in Amsterdam, the Netherlands. In the Caribbean, most of Holland America Line’s ships visit its private island in The Bahamas, Half Moon Cay. Holland America Line has one new 2,660-passenger capacity ship scheduled to enter service in November 2015, which will increase its existing passenger capacity by 11%.

Holland America Line’s mission is to create once-in-a-lifetime experiences for its guests every time they cruise. The brand continues to enjoy one of the highest rates of repeat cruisers. Holland America Line’s more than $500 million Signature of Excellence product enhancement initiative emphasizes its dedication to all aspects of the guest experience, including elegant accommodations, sophisticated five-star dining and award-winning service. Its mid-sized ships are designed for more intimate cruising and feature classically-designed interiors, wraparound teak decks and private verandas. In addition, Holland America Line ships have one of the most extensive collections of art and antiques at sea.

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

Seabourn provides ultra-luxury cruising vacations on smaller ships that focus on personalized services, all-suite accommodations, superb cuisine and unique experiences. It was voted the “Best-Small Ship Cruise Line” by readers of Travel + Leisure for the last four years and Condé Nast Traveler for the last three years. Seabourn offers travelers a compelling value proposition that includes complimentary open bars throughout the ship, fine wines poured at lunch and dinner and gratuities are neither required nor expected. Seabourn pampers its guests with value-added extras such as Massage MomentsSM on deck and Caviar in the SurfSM beach parties. Seabourn’s ships cruise to destinations throughout the world, including Europe, Asia, the South Pacific Islands, Australia, the Americas and Antarctica, with cruises generally from seven to 14 days, with some of longer length, including a world cruise over 100 days.

Seabourn currently operates three 450-passenger capacity and three 212-passenger capacity ships. The larger ships offer more categories of luxury suites, more dining alternatives and 11,400-square foot spa facilities that are the largest on any ultra-luxury vessel. All of the Seabourn ships have a service ratio of nearly one staff member per guest and an intimate, sociable atmosphere that has been the hallmark of the Seabourn lifestyle since it began its operations in 1988.

IV.	Europe, Australia & Asia

a.	Europe

We believe that Europe is the largest leisure travel vacation region in the world, but to date cruising in Europe has achieved a much lower level of penetration than in North America and represents a relatively small percentage of the European vacation markets. Approximately 6.2 million European-sourced passengers took cruise vacations for two or more consecutive nights in 2011 compared to 11.5 million North American-sourced passengers. Additionally, we estimate that about 6.4 million European-sourced passengers took a cruise in 2012. Because of the relatively low penetration rates and other favorable characteristics of the cruise business, we believe the cruise segment of the European vacation markets continues to have growth potential.

At January 22, 2013, our Europe brands represented 39% of our total passenger capacity. As of January 22, 2013, five ships under construction, with over 16,000 lower berths, have been designated for our Europe brands, with three for AIDA and one each for Costa and P&O Cruises (UK).

The most popular location visited by European-sourced cruise guests in 2012 was the Mediterranean Sea, followed by other locations such as the Atlantic Isles (including the Canary Islands and Madeira), Northern Europe (including Scandinavia and the Baltic Sea), the Caribbean, Bermuda, the Arabian Gulf and Indian Ocean, the Far East, South America, New York, the Black Sea, New England and Canada.

1.	United Kingdom

The UK provides the largest number of cruise passengers sourced in Europe. Approximately 1.7 million UK passengers cruised in 2011, and we estimate that 1.8 million passengers cruised in 2012. Cruising in the UK is an established alternative to land-based vacations. P&O Cruises (UK) sources substantially all its guests from the UK. Cunard sources a majority of its guests from the UK but also sources a large number of passengers from North America and Germany.

P&O Cruises (UK) is the leading and most recognized cruise brand in the UK and can trace its roots back 175 years to the formation of the Peninsular Steam Navigation Company in 1837. Today, P&O Cruises (UK) is dedicated to providing the vacation of a lifetime to its largely British guests and operates a fleet of seven premium ships that vary in size from 700 to 3,100 lower berths. Three of its ships offer vacations exclusively for adults, while the other ships are well-suited for families. P&O Cruises (UK) has one new 3,611-passenger capacity ship scheduled to enter service in March 2015, which will increase its existing passenger capacity by 25%, and will be the largest cruise ship built exclusively for the British market.

P&O Cruises (UK)’s ships visit over 200 destinations worldwide, with cruises generally from seven to 15 days, with a number of longer voyages, including three world cruises of over 80 days. In the summer, cruises depart from Southampton, England to the Mediterranean, Scandinavia and the Baltic Sea, New England and Canada, the Atlantic Isles and the Caribbean. In the winter, P&O Cruises (UK) offers cruises from the Caribbean, cruises departing from Southampton, England primarily to the Mediterranean Sea and the Canary Islands and world cruises.

P&O Cruises (UK)’s fleet reflects the tastes and trends of contemporary Britain in dining, entertainment, service and ambiance. This is enhanced through partnerships with British celebrity chefs Marco Pierre White, Atul Kochhar and Olly Smith, together with popular television programs, such as the British Broadcasting Corporation’s Strictly Come Dancing. Based on British heritage and traditions, P&O Cruises (UK) provides an authentic, high-quality cruise experience and has an enviable reputation for trust and reliability, highlighted by the high levels of customer loyalty.

Cunard, which was launched in 1839, operates three premium/luxury ships, Queen Elizabeth, Queen Mary 2 and Queen Victoria, that evoke a golden era of luxurious cruising on one of the youngest fleets in the cruise business. During 2013, Cunard ships will principally sail a variety of seasonal itineraries in Northern Europe, the Mediterranean and the New England and Canadian areas, as well as their iconic transatlantic voyages on Queen Mary 2. Most of Cunard’s cruises are from seven to 14 days with three world cruises of over 105 days.

Cunard is an international cruise line that offers guests a unique British experience. Cunard ships provide guests with the opportunity to relive the golden age of ocean travel featuring sophisticated five-star dining, luxurious accommodations and award-winning White Star Service. In addition, Cunard ships spotlight uniquely British shipboard amenities, such as libraries, traditional British pubs and theaters. Cunard ships also feature the Queen’s Grill and Princess Grill, which are renowned for their extensive suites and intimate dining rooms. Cunard enjoys an enviable association with the British Royal Family. Her Majesty the Queen is Godmother to both Queen Elizabeth and Queen Mary 2. Together, these features further distinguish this historic brand from all others and have made Cunard ships the Most Famous Ocean Liners In The WorldSM.

2.	Continental Europe

The main countries in continental Europe for sourcing cruise passengers are Germany, Italy, Spain and France. Together, almost 3.5 million cruise passengers were sourced from these countries in 2011 and we estimate that approximately 3.6 million passengers took a cruise in 2012. The German cruise business reached more than 1.4 million passengers in 2012 and is the second largest source market in Europe, after the UK. The Italian cruise business is the third largest in Europe with 950,000 passengers in 2012. The Spanish and French cruise businesses are the fourth and fifth largest in Europe with 700,000 passengers and 450,000 passengers in 2012, respectively.

The primary sources of our guests for Costa are from Italy, France and Germany, while AIDA sources substantially all its guests from Germany and Ibero sources substantially all of its guests from Spain, Brazil and Argentina.

Costa is Italy’s and France’s number one cruise line and a leading cruise line in Germany, and overall is Europe’s largest cruise line based on guests carried and passenger capacity. Costa has operated for 65 years and in 2012, it took delivery of one new 2,984-passenger-capacity cruise ship, Costa Fascinosa, and now operates 14 contemporary ships. Costa has one additional ship, Costa Diadema, scheduled to enter service in October 2014, which will increase its existing passenger capacity by 12%. In Germany, where we also own and operate AIDA, Costa offers a more traditional cruise product and services catering to an older age demographic, which differentiates its product offerings from AIDA’s.

In 2012, Costa launched a number of initiatives to rebuild its brand’s reputation and strengthen its trust with guests and travel agents. One of these initiatives is Costa’s new international advertising campaign, called the “Real Costa,” which was launched in November 2012 and targets consumers in its key markets of Italy, France and Germany. The “Real Costa” campaign aims to portray an authentic Costa cruise, where guests experience a unique emotional journey, including romantic walks on the ships’ decks, excellent dining experiences and interactions between themselves and Costa’s staff. The campaign invites consumers to go to the Costa website where they can view the new Real Time section with daily updated content from all of Costa’s ships. Costa’s website has also been enhanced to include a new section, “Here for you,” to give even more transparency to onboard safety procedures, and a new area called “Millions of Memories” where guests can share their pictures and emotions. Past guests can share their experiences and give recommendations and tips on Costa cruises in a new section of Costa’s website called “Costa Cruise Tips.” Finally, the new campaign includes interviews of senior management, articles highlighting the professionalism of Costa’s crew, including officers, and behind the scenes onboard tours.

Costa’s 1.4 million guests in 2012 were sourced from over 180 countries. Costa calls on 250 ports around the world, with 150 different itineraries, with cruises from seven to 11 days. In the summer, Costa deploys its ships in the Mediterranean and Northern Europe areas. In the winter, Costa deploys its ships in South America, the Mediterranean, the Caribbean, the Arabian Gulf and the Red Sea. See Part I, Item 1. Business. B. “Cruise Business – Asia” for additional discussion of Costa’s operations in Asia.

Costa’s ships represent some of the best of Italy by offering beautiful Italian art, unique interior decorations with superb Italian mosaics, precious Murano chandeliers, fine Italian wines, excellent Mediterranean food selections and unique shops that carry well-known Italian fashion brands. Costa attracts international guests due to its multi-lingual service and is considered in Europe and South America to be a top vacation provider. Costa is also known for offering innovative itineraries that combine the excitement of new destinations with pampering onboard service and ambiance. The spectacular Samsara spa wellness center includes a dedicated restaurant and cabins with direct access to the spa.

AIDA, which began operating in 1996, is the leader and most recognized cruise brand in the German cruise business. Germany is our fastest growing European market and AIDA is our fastest growing cruise brand. AIDA has taken delivery of six ships in the past six years including the 2012 delivery of AIDAmar and now operates nine contemporary ships. AIDA has three additional ships scheduled to enter service between March 2013 and March 2016, which will increase its existing passenger capacity by 53%.

The new ship, AIDAstella to be delivered in 2013 is a sister ship to AIDAmar. The remaining two ships scheduled for delivery in March 2015 and March 2016 are a new design, larger than AIDA’s current generation of vessels and combine an advanced technological platform with innovative guest features. The larger 3,286-passenger capacity ships will also further develop AIDA’s hallmark “Theatrium” and “Brauhaus” micro-brewery features.

AIDA offers its guests cruises generally from five to 14 days, while calling on approximately 185 ports. In the summer, AIDA ships sail in the North Sea, the Baltic Sea, the Mediterranean Sea, the Adriatic Sea, the Black Sea, New England and Canada. In the winter, AIDA ships sail in the Caribbean, Central America, South America, Southeast Asia, the Atlantic Isles, the Western Mediterranean, the Arabian Gulf and the Red Sea.

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

Ibero began operations in 2003 and is a leading cruise line in Spain. Ibero’s three contemporary ships are especially tailored for Spanish-speaking guests, including Spanish-speaking crew as well as Mediterranean and Spanish-style food and entertainment. From spring until fall, Ibero’s ships offer seven-day Mediterranean and Northern European sailings. For the Northern Hemisphere’s 2013 fall and 2014 winter, two of Ibero’s ships will be repositioned to South America and offer cruises along the Brazilian and Argentine coasts, and its third ship will continue to sail in the Mediterranean Sea.

3.	South America

Cruise vacations have been marketed to South Americans for many years, mainly to Brazilian- and Argentinean-sourced guests. Brazil and Argentina have a combined population of approximately 235 million, and we believe that their discretionary incomes will continue to grow in the future. Almost eight million Brazilian and Argentine tourists traveled abroad in 2012. Based on industry data and our internal estimates, approximately 800,000 Brazilians and Argentineans took a cruise vacation in 2012, of which almost 35% sailed on a Carnival Corporation & plc branded vessel primarily through our Costa and Ibero brands. Because of the low penetration rate of less than half of one percent and other favorable characteristics of the cruise business, we believe the cruise segment of the South American vacation markets continues to have growth potential.

Cruises from South America typically occur during the Southern Hemisphere summer months of November through March. Costa and Ibero operate an aggregate of seven ships from home ports in Brazil and Argentina from November 2012 through March 2013.

b.	Australia

Approximately 640,000 Australian and New Zealand passengers took cruise vacations in 2011, and we estimate that approximately 700,000 passengers cruised in 2012. Cruising in Australia is an established alternative to land-based vacations. However, due to the favorable characteristics of the cruise business, we believe the cruise segment of the Australian vacation market continues to have growth potential. We serve this market substantially through our P&O Cruises (Australia), Princess and Carnival Cruise Lines brands. In addition, some of our other brands also source guests from Australia and New Zealand.

P&O Cruises (Australia) is the leading Australian cruise line, recognized by nine out of ten Australians as the brand synonymous with cruising. With 300,000 passengers annually, P&O Cruises (Australia) carried almost half of all Australia and New Zealand cruise passengers in 2012.

Its three contemporary ships are home ported in a number of cities in Australia and New Zealand. P&O Cruises (Australia) sails to more South Pacific Island destinations than any other cruise line, which enables guests to discover the islands of the South Pacific from New Caledonia to Fiji. P&O Cruises (Australia) also offers year round itineraries to Australia’s magnificent coast line and New Zealand.

With almost 80 years of cruising experience, P&O Cruises (Australia) provides a quintessential holiday experience for Australians and New Zealanders. The onboard atmosphere is laid back with a focus on great food, friendly service and exciting entertainment. Its ships offer cruises generally from three to ten days for guests of all ages and have broad appeal to families, friends and couples.

In 2013, Princess will deploy two premium ships on a year-round basis and two premium ships on a seasonal basis on cruises departing from home ports in Australia. During 2013, Princess will have the largest Australian and New Zealand passenger capacity deployment of any cruise brand. Princess’ ships visit the South Pacific Islands, Australia, New Zealand and Asia and the cruises generally are from 11 to 17 days, with one world cruise of over 100 days. Princess is primarily marketed in North America, so we consider it a North America cruise brand for our cruise segment reporting, even though these ships are marketed principally to Australians during these deployments.

In October 2012, Carnival Cruise Lines deployed Carnival Spirit in the cruise segment of the Australian vacation market on a year-round basis for cruises departing from the home port of Sydney, Australia. Carnival Spirit offers cruises from eight to 12 days to the South Pacific Islands and New Zealand. Carnival Cruise Lines is primarily marketed in North America, so we consider it a North America cruise brand for our cruise segment reporting, even though this ship is marketed to Australians and New Zealanders.

c.	Asia

Although in the early stages of development, we believe the cruise segment of the Asian vacation markets, such as China, Japan, South Korea, Singapore, Indonesia, Thailand, Malaysia and India, have significant long-term potential for expansion. Accordingly, we view the Asian region as an important part of our global strategy and remain committed to capacity growth focused on the emerging cruise markets in this region. We are increasing our presence in Asia by, among other things, establishing a new corporate office in Singapore and appointing experienced executives to coordinate and assist our brands’ current operations and future expansion efforts. We expect to make further announcements on expanding our fleet in Asia in 2013.

1.	China

We began sourcing passengers from China in 2006. We source most of our Chinese guests from the cities of Shanghai, Beijing and Guangzhou, which have a combined regional population of approximately 300 million people. Tourism is one of the most rapidly growing sectors in the Chinese economy as Chinese discretionary income has increased at a compound average growth rate of over 15% over the last five years. More than 78 million Chinese tourists are expected to have traveled abroad in 2012. We believe the cruise segment of the Chinese vacation market has significant long-term growth potential for the cruise business given its early stage of development, large and growing middle-class population, easing of travel restrictions and expanding international tourist travel.

Costa began its China operations in 2006 and was the first international cruise line to home port a ship in China. Currently, Costa operates one contemporary ship, the 1,928-passenger capacity Costa Victoria, that is primarily marketed to the Chinese and surrounding vacation markets. Costa Victoria was introduced in China in May 2012 to replace the 1,302-passenger capacity Costa Classica, increasing our capacity in the region by 48%. Commencing in May 2013, a second ship, the 2,114-passenger capacity Costa Atlantica, will join Costa Victoria. These ships are especially tailored for Chinese-speaking guests, serving Asian style cuisine, offering local entertainment and gaming options and providing well-known luxury brands in their retail shops.

Costa offers its guests cruises generally from four to seven days. With both Costa Victoria and Costa Atlantica operating in the region, they will more than double their capacity. These two ships will offer cruises departing from Shanghai and Tianjin, China calling on ports in South Korea and Japan during the summer months. During the winter, these ships will sail from Singapore calling on ports in Malaysia and Thailand and from Hong Kong calling on ports in Taiwan and Vietnam.

2.	Japan

Japan has the world’s tenth largest population and third largest economy. In addition, Japan has more developed ports-of-call than other countries in the Asian region. We believe the cruise segment of the Japanese vacation market has long-term growth potential for the cruise business given its early stage of development, large population, developed economy and other favorable cruise business characteristics. Accordingly, we have recently established a Carnival Japan sales and reservation office in Tokyo, Japan.

Princess will deploy the 2,022-passenger capacity Sun Princess on cruises departing from home ports in Yokohama and Kobe, Japan commencing April 2013 for three months. Sun Princess will visit Japan, Korea, Taiwan and Russia with cruises ranging from nine to 12 days. This ship will offer the Princess products and services, with Japanese touches to appeal to the local market. In 2014, Princess will offer cruises on Sun Princess departing from Kobe and Otaru, Japan from April to August, while serving Yokohama, Japan with the 2,678-passenger capacity Diamond Princess from April to October. Princess is primarily marketed in North America, so we consider it a North America cruise brand for our cruise segment reporting, even though these ships will be marketed principally to Japanese guests during these deployments.

V.	Ships Under Contract for Construction

As of January 22, 2013, summary information of our ships under contract for construction is as follows (a):

Cruise Brands and Ships	Expected Service Date (b)	Passenger Capacity

North America
Carnival Cruise Lines
Newbuild (c)	2/16	4,000

Holland America Line
Newbuild (c)	11/15	2,660

Princess
Royal Princess	6/13	3,560
Regal Princess	6/14	3,560

North America Cruise Brands		13,780

EAA
AIDA
AIDAstella	3/13	2,194
Newbuild	3/15	3,286
Newbuild	3/16	3,286

P&O Cruises (UK)
Newbuild	3/15	3,611

Costa
Costa Diadema	10/14	3,677

EAA Cruise Brands		16,054

		29,834

(a)	Our ship construction agreements cannot be cancelled by either party without cause, and such cancellation will subject the defaulting party to contractual liquidated damages.
(b)	The expected service date is the month that the ship is currently expected to begin its first revenue generating cruise. Our Carnival Cruise Lines, Costa, Holland America Line, Princess and P&O Cruises (UK) ship construction contracts are with the Fincantieri shipyards in Italy. Our AIDA ship construction contracts are with Meyer Werft shipyard in Germany for AIDAstella and Mitsubishi Heavy Industries in Japan for its following two ships.
(c)	Our Carnival Cruise Lines and Holland America Line binding Memorandum of Agreement for newbuilds is subject to the completion of definitive construction contracts and financing commitments, which are expected to be finalized in 2013.

VI.	Cruise Ports and Destination Developments

Our cruise brands provide guests with unique vacation experiences and additional home and transit ports through the development and management of new or enhanced cruise port facilities. Our involvement is usually in cooperation with governmental entities and typically includes providing development and management expertise and financial commitments that are connected to long-term port usage and preferential berthing agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves, including the development of mixed-use commercial properties.

During 2012, we were in various stages of involvement with the development, enhancement and/or financing of government-owned and operated cruise port facilities in Galveston, Texas; Miami, Florida; New York City, New York; Port Everglades, Florida; San Juan, Puerto Rico and St. Maarten, Kingdom of the Netherlands. We also operate, or plan on operating, leased or owned port facilities or have interests in joint ventures that operate leased or owned port facilities in Amber Cove, Dominican Republic; Barcelona, Spain; Civitavecchia, Naples, Savona and Trieste, Italy; Hamburg, Germany; Juneau, Alaska; Long Beach, California and Marseilles, France for the benefit of our cruise brands.

We also operate leased or owned port facilities that we developed as destinations in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands and Roatán, Honduras, which are all included in our Cruise Support segment, as well as private island destinations in The Bahamas primarily for the benefit of our North America cruise brands. These destinations offer a variety of features, including shore excursions, cultural and historic exhibits, water sports, beaches, duty-free shopping and a variety of themed-dining options. These features come together to make each of these ports-of-call an all-encompassing experience.

VII.	Cruise Ship Repair Facility

We own a 40% interest in Grand Bahamas Shipyard Ltd. (“GBSL”), which is the largest cruise ship dry-dock repair facility in the world, to support our ship maintenance programs. We utilize this facility, among other ship repair facilities, for our dry-dockings. This repair facility, located in Freeport, Grand Bahamas, has three dry-docks and can accommodate ships of up to 137,000 tons. As a result, our North America brand ships based in the Caribbean primarily use this facility given its proximity to their home ports. During 2012, we had 13 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships, such as cargo and oil and gas tankers, were serviced at this facility. GBSL generated total revenues of $111 million in 2012, with a large portion being derived from work on our cruise ships.

Royal Caribbean Cruises Ltd. (“RCCL”), our largest cruise competitor, also owns a 40% interest in GBSL and an unaffiliated entity owned by Grand Bahamas Port Authority owns the remaining 20%. We account for our investment in GBSL using the equity method, with our share of income or loss recorded in other nonoperating income or expense. Our total net investment in, including notes receivable from, GBSL was $70 million at November 30, 2012. GBSL had an aggregate of $112 million of outstanding debt to RCCL and us and $3 million of outstanding debt under a revolving credit facility to a third party at November 30, 2012.

VIII.	Cruise Pricing and Payment Terms

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

Our advance bookings are generally taken several months in advance of the cruise departure date. Typically, the longer the cruise itinerary the further in advance the bookings are made. This lead time allows us to manage our prices in relation to demand for available cabins through the use of advanced revenue management capabilities and other initiatives, with the strategy of filling our ships while achieving the highest possible overall net revenue yields. In addition, we have the ability to change ship itineraries over time to maximize our net revenue yields. (See “Key Performance Non-GAAP Financial Indicators” in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K).

The cruise ticket price typically includes accommodations, most meals, some non-alcoholic beverages and most onboard entertainment such as the use of, or admission to, a wide variety of activities and facilities including, among others, nightclubs, lounges, bars, theatrical shows, movies, comedy and music acts, parties, supervised youth programs, swimming pools, water slides, water parks, whirlpools, saunas, a health club, a jogging track, sun decks, libraries, cooking demonstrations and a planetarium. Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation with the balance due before the departure date. In addition, some of our European brands extend certain of their travel agents and tour operators with credit that allow them to pay us a certain period of time after they collect cruise ticket payments from our guests but typically prior to sailing. Currently, AIDA, Cunard and P&O Cruises (UK) are charging fuel supplements, which are included in cruise passenger ticket revenues.

Our guests are subject to a cancellation fee if they do not pay a vacation protection premium for the ability to obtain a refund if they cancel their cruise within a pre-defined period before sailing. We include this cancellation fee income in cruise passenger ticket revenues upon cancellation. Guests who pay a vacation protection premium for the ability to obtain a refund will receive all or a portion of their deposit value back in cash or in the form of a future cruise credit, in accordance with the terms of the programs. We include this vacation protection premium in other cruise revenues.

As a convenience to our guests, we offer to arrange air transportation to and from airports near the home port. When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices typically vary by gateway, ticket class, destination and other ticket restrictions. In 2012, approximately 10% of our guests purchased air transportation from us. In order to increase the level of our air transportation services, certain of our brands offer an air program that includes competitive air prices (for both restricted/non-refundable and flexible fares) and provides our guests with next port protection, which enables them to get to the next appropriate cruise port at no additional air cost if they miss their original port embarkation due to airline delays or airline service disruptions. In addition, for some of our European brands’ cruise itineraries we charter aircraft to facilitate our guests’ travel to distant locations. We also offer transfers from and to the airport as part of our air programs, as well as to other guests who may need this transfer service.

IX.	Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. We earn onboard and other revenues from activities and services not included in the cruise ticket price consisting of, but not limited to, liquor and some non-alcoholic beverage sales, shore excursions, casino gaming, gift shop sales, photo sales, full service spas, communication services, art sales, a wide variety of dining options and laundry services. Our brands are always working on innovative ways to enhance our guests’ onboard experience and increase our onboard revenues, such as offering all-inclusive beverage packages and prepaid gift cards. We use various marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard and other products and services. As a convenience to our guests, all our brands allow their guests to pre-book, and in some cases pre-pay, certain of their onboard and other revenue-producing activities in advance of the cruise.

Sales to our guests of shore excursions at each ship’s ports-of-call include, among other things, general sightseeing, cultural tours, adventure outings and local boat and beach parties. We typically utilize local operators who provide shore excursions with guides who speak the same languages as most of our shore excursion guests. For our sailings to destinations in Alaska, shore excursions are operated by Holland America Princess Alaska Tours, as well as local operators. We also offer revenue-producing activities on the private islands and port destinations that we operate that include, among other things, beach bars and restaurants, water sports, sky lifts, cabana rentals and a surf rider attraction.

Our casinos are all owned and operated directly by us and are equipped according to the needs of the individual brands, ships and itineraries. We offer a wide variety of slot and gaming machines and a diverse mix of both traditional and specialty table games. The casinos are only open when our ships are at sea in international waters or when otherwise permitted by law.

In conjunction with our cruise vacations, many of our cruise brands sell pre-and post-cruise land packages of one to four days that include, among other things, guided tours, hotels and related transportation services. In Alaska and the Canadian Yukon, we utilize, to a large extent, our hotel and transportation assets.

X.	Sales Relationships

We sell our cruises mainly through travel agents, including wholesalers, general sales agents and tour operators that serve our guests in their local markets. Travel agents are an integral part of our long-term cruise distribution network. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands. Our travel agent relationships are not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions based on the achievement of pre-defined sales volumes. Most travel agents also sell cruises and other vacations provided by our competitors. We motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of trade marketing techniques, including websites, training seminars and videos, to familiarize agents with our cruise brands and their products and services. Substantially all of our cruise brands offer interactive online and other education courses for travel professionals who want to continue learning about the cruise business and how to effectively sell our cruise products and services. During fiscal 2012, no controlled group of travel agencies accounted for 10% or more of our revenues.

We are a customer service driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry. Our investment in customer service includes the development of employees, processes and systems. We continually improve our systems within the reservations and customer relationship management functions, emphasizing the continuing support and training of the travel agency community, while simultaneously developing greater contact and interaction with our guest base.

All of our brands have developed internet booking engines to allow travel agents to book our cruises. We also support travel agent booking capabilities through global distribution systems. We estimate that over 75% of our bookings from travel agents are made electronically.

All of our cruise brands have their own consumer websites that provide access to information about their products and services to users in key source markets and enable their guests to quickly and easily book vacations. We also employ vacation planners who support our direct sales initiatives by offering our guests cruise planning expertise and other services.

XI.	Marketing Activities

Each of our brands has comprehensive marketing and advertising programs to promote their products and services to vacationers and travel agents. Each brand’s marketing activities are designed to reach a local market in the local language. The principal mediums used for marketing and advertising are television, magazine, radio, outdoor billboards, direct mail, e-mail, online websites, online advertising and social media.

We continue to expand our use of digital marketing and social media, such as Facebook, Twitter, YouTube and Pinterest, to help us cultivate guests as fans of our brands, ships, itineraries and onboard products and services. In 2012, we had over five million “Likes” on Facebook for all our brands. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests. We use Twitter to enhance our customer service and as part of our public relations strategies to inform the press, popular bloggers, fans and brand advocates of new developments and breaking news stories.

All of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, expedited ship embarkation and disembarkation and onboard activities. Our cruise brands continue to offer new enhancements and benefits to their past guest recognition programs.

Customer feedback and research is also a critically important element in the development of our overall marketing and business strategies. We measure and evaluate key drivers of customer loyalty and satisfaction that provide valuable insights about the cruise experience. We regularly initiate customer research studies among both guests and travel agents to assess the impact of various programs and to solicit feedback to help make business decisions.

XII.	Seasonality

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

XIII.	Competition

We compete with land-based vacation alternatives throughout the world, including hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos and vacation ownership properties. Our principal cruise competitors are RCCL, which owns Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, CDF Croisieres de France and Pullmantur. RCCL and TUI AG jointly own TUI Cruises, a German cruise competitor. Other principal cruise competitors include Norwegian Cruise Line and MSC. Almost 83% of all 2011 global cruise passengers in the cruise segment of the global vacation industry sailed with these competitors and us.

XIV.	Governmental Regulations

a.	Maritime Regulations

1.	General

The international, national, state and local laws, regulations, treaties and other legal requirements applicable to our operations change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. Our ships, which are registered in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama, Portugal and the UK, are regulated by these jurisdictions and are required to comply with the international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. Each country of registry conducts periodic inspections, or appoints ship classification societies to conduct periodic inspections on their behalf, to verify compliance with these regulations. In addition, the requirements of the European Union (“EU”), the U.S. and the other international ports that our ships visit apply to some aspects of our ship operations.

Our ships are also subject to periodic class surveys, including dry-docking inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Class certification is one of the necessary documents required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Dry-dock frequency is a statutory requirement controlled under the International Convention for Safety of Life at Sea (“SOLAS”). Our ships qualify to dry-dock once or twice every five years, depending on the age of the ship. Dry-docking, which requires that the ship be temporarily taken out-of-service, typically lasts for one or more weeks depending on the amount of work performed. Significant dry-dock work includes, among other things, hull inspection and related activities (such as scraping, pressure cleaning and bottom painting, maintenance of steering propulsion, stabilizers, thruster equipment and ballast tanks). While the ship is out of the water in dry-dock, we also perform other repairs and maintenance and ship improvement projects.

As noted above, our ships are subject to inspection by the port regulatory authorities in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor regulations applicable to each port as well as with international requirements. For example, in U.S. ports these authorities include the U.S. Coast Guard and U.S. Customs and Border Protection and in Canada, the Canadian Coast Guard. In EU ports, the Paris Memorandum of Understanding authorizes the enforcement of internationally accepted conventions through Port State Control inspections by the relevant authorities. For example, in Italian ports these authorities include the Italian Coast Guard, Maritime Health and the State Police. In UK ports, these authorities include the Maritime and Coastguard Agency, the Department for Transport’s Transport Security team, otherwise known as TRANSEC, and the Port Health Authority. Similar Memoranda of Understanding govern Port State Control inspections of our ships in most other areas of the world where we operate.

Although not required by regulations, we voluntarily publish annual Sustainability Reports that address governance, commitments, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which can be viewed at www.carnivalcorp.com and www.carnivalplc.com, were developed in accordance with the Sustainability Reporting Guidelines established by the Global Reporting Initiative, the global standard for reporting on environmental, social and governance policies, practices and performance.

We believe maritime safety, security, environmental, health and labor issues will continue to be areas of focus by relevant government authorities where our cruise ships operate and, accordingly, we will likely be subject to increasing compliance costs in the future.

2.	Maritime Safety Regulations

The International Maritime Organization (“IMO”), a specialized agency of the United Nations, has adopted safety standards as part of SOLAS, which apply to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, construction methods and materials, refurbishment standards, life-saving equipment, fire protection and detection, safe management and operation and security in order to help ensure guest and crew safety and security. All of our crew undergo regular safety training exercises that meet all international maritime regulations. SOLAS requirements are periodically revised for both new and existing ships.

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our shoreside and shipboard operations and ships are regularly audited by national authorities and maintain the required certificates of compliance with the ISM Code.

As previously discussed, following the ship incident we announced a comprehensive audit and review of all safety and emergency response procedures across our ten brands. This review was completed in December 2012. As a result, we have and will continue to implement improvements to our procedures for bridge operations, quality assurance and auditing of ship operations, bridge officer training, safety and emergency response and crew training programs.

In addition, as members of CLIA and the ECC, we have agreed to and are implementing policies that are part of the CLIA/ECC Cruise Industry Operational Safety Review that was initiated after the ship incident as follows: bridge access, emergency instructions and training for lifeboat loading, excess lifejackets, harmonization of bridge procedures, location of lifejacket storage, passage planning, passenger muster procedures, recording the nationality of passengers, securing heavy objects and standardization of muster. Further details on the above policies can be found on the CLIA website at www.cruising.org/regulatory/cruise-industry-policies/cruise-industry-operational-safety-review.

3.	Maritime Security Regulations

Our ships are subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”, a part of SOLAS); the U.S. Maritime Transportation Security Act of 2002, which addresses port and waterway security and the U.S. Cruise Vessel Security and Safety Act, which will phase in through 2013 and applies to all of our ships that embark or disembark passengers in the U.S. These maritime security regulations require that, among other things, we implement specific security measures; conduct vessel security assessments; identify and deter security threats; and develop security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment. We are in compliance with these maritime security regulations.

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

Our environmental efforts are focused on, among other things, reducing emissions such as greenhouse gases (“GHGs”) (for example, carbon dioxide (“CO2”) or carbon dioxide equivalents (“CO2e”)), sulfur oxide (“SOx”) and nitrogen oxide (“NOx”). These emissions result from the combustion of the marine fuels consumed by our ships, which accounts for substantially all of our GHGs and other emissions. Further, reducing fuel consumption is one of our most important cross-brand initiatives, which will reduce emissions and mitigate the impact of high fuel prices. Our strategy for saving energy is addressed through the environmental management systems of our brands. Our strategy includes installing some of the best available energy reduction technologies on our ships, such as propulsion and cooling systems, and evaluating alternative fuel and emission reduction technologies. In addition, we are designing more energy efficient ships that will enter our fleet in the future, while continuing to reduce the fuel consumption of our existing fleet.

We measure our ability to use direct energy efficiently by calculating the amount of primary source energy we consume. One of our key objectives is to reduce fuel consumption by our ships, the primary energy source. We control our GHG and other emissions by managing our energy consumption. Our ship fuel consumption and emission rates are as follows:

Measure	Units	2011	2008	Percentage Reduction Since 2008

Ship Fuel Consumption Rate	Grams Fuel/ALB-KM (a)	95	104	(8.7%)
Ship Fuel GHG Emission Rate	Grams CO2e/ALB-KM (b)	298	327	(8.9%)
SOx Emissions Rate	Kg SOx/NM (c)	15.3	16.1	(5.0%)
NOx Emissions Rate	Kg NOx/NM (c)	23.2	24.8	(6.5%)

(a)	We measure and report the fuel consumption rate in terms of grams of fuel per available lower berth kilometer (“ALB-KM”). This indicator enables us to make meaningful fuel consumption comparisons that take into account changes in fleet size, itineraries and passenger capacity.
(b)

We measure and report the fuel GHG emission rate in terms of grams of CO2e per ALB-KM. This indicator enables us to make meaningful GHG emission reduction comparisons that take into account changes in fleet size, itineraries and passenger capacity.

(c)	We measure emission rates in terms of total kilograms (“Kg”) of emissions per nautical mile (“NM”). Using an emission rate normalized by distance traveled allows us to compare our pollutant reduction efforts over the reporting periods.

i.	International Regulations

The most important environmental convention governing ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”). This convention includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. Many countries have ratified and adopted IMO Conventions that, among other things, impose liability for pollution damage, subject to defenses and to monetary limits. Monetary limits do not apply where the spill is caused by the owner’s actual fault or by the owner’s intentional or reckless conduct. All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. These certificates and plan are issued by the ship’s state of registry and evidence their compliance with the MARPOL regulations regarding oil, sewage and air pollution prevention. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address these issues and we comply with them.

Recently adopted amendments to MARPOL will make the Baltic Sea a “Special Area” where sewage discharges from passenger ships will be restricted. We are not certain as to when these amendments are expected to enter into effect. The underlying requirements may impact our operations unless suitable port waste facilities are available, or new technologies for onboard waste treatment are developed. Accordingly, the cost of complying with these requirements is not determinable at this time, however, we do not expect it to be material.

The International Organization for Standardization (“ISO”) is an international standard-setting body, which produces worldwide industrial and commercial standards. The environmental management systems of all of our cruise brands and ships are certified in accordance with ISO 14001, which is an environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services. By presenting a structured approach to setting environmental objectives and targets, ISO 14001 provides a framework for any organization to apply these broad conceptual tools to their own processes.

ii.	U.S. Federal and State Regulations

The U.S. Act to Prevent Pollution from Ships, which implements the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone.

The U.S. Oil Pollution Act of 1990 (“OPA 90”) provides for strict liability for water pollution caused by oil pollution or possible oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to defined monetary limits. OPA 90 requires that in order for us to operate in U.S. waters, we must have Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships that operate in these waters. We have these certificates that demonstrate our ability to meet the maximum amount of OPA 90 related liability that our ships could be subject to for removal costs and damages, such as from an oil spill or a release of a hazardous substance.

The Clean Water Act of 1972 and other laws and regulations provide the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters.

The U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in the Vessel General Permit (“VGP”), which are an EPA requirement. The VGP establishes effluent limits for 26 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

Most U.S. states that border navigable waterways or sea coasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

The state of Alaska enacted legislation that prohibits certain discharges in designated Alaskan waters and requires that certain discharges be monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regimes in Alaska are more stringent than the federal regime under the Federal Water Pollution Control Act with regard to discharge from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

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

The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from seagoing ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL as discussed below. In addition, the EC goes beyond the IMO by introducing requirements to use low sulfur (less than 0.1%) marine gas oil in EU ports.

iv.	Low Sulfur Fuel Regulations

MARPOL specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA and the North American ECA are required to use fuel with a sulfur content of no more than 1% or use alternative emission reduction methods, provided the alternatives are at least as effective in terms of emissions reductions.

Beginning in January 2014, the area which extends approximately 50 miles off the coasts of Puerto Rico and the U.S. Virgin Islands will also become an ECA, but we do not believe this will result in a significant impact on our fuel costs. Other additional ECAs may also be established in the future, such as for areas around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico.

From January 2015 and thereafter, the fuel sulfur content limit in ECAs will be further reduced to 0.1%. Compliance with these requirements will further increase our fuel costs. Based on 2013 itineraries and projected fuel consumption as well as current fuel prices and technologies, we estimate that the implementation of the 0.1% low sulfur content requirement in all four currently designated ECAs will increase our annual fuel costs by approximately $255 million to $275 million. The increase from our prior year estimate is substantially all due to an increase in the spread between 0.1% and 1% low sulfur fuel prices, which change daily. These costs may be reduced by potential mitigating factors.

The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% from the current 3.5% global limit on and after January 2020. The 0.5% global standard will be subject to an IMO review by 2018 to determine the availability of fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed to January 2025, at the latest. However, the European Union Parliament and Council have set 2020 as the final date for the 0.5% fuel sulfur limit to enter force, regardless of the 2018 IMO review results. This European Union Sulfur Directive will cover European Union Member State territorial waters that are within 12 nautical miles of their coastline. We believe that compliance with the 0.5% global standard could significantly increase our fuel costs. However, the magnitude of this increase is not reasonably determinable at this time due to the length of time until the global standard becomes effective and the other potential mitigating factors discussed below.

The cost impacts from implementing progressively lower sulfur content requirements may be mitigated by, among other things, the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in sulfur emission abatement and propulsion technologies, including more advanced engines, more effective hull coatings and paints, exhaust gas cleaning systems and propeller design, more efficient shipboard systems, the use of alternative lower cost and lower emission fuels, such as liquefied natural gas (“LNG”) at sea and in port. We are also further mitigating the cost impacts from these lower sulfur content requirements through fuel conservation initiatives, including engine performance improvements, air conditioning efficiency improvements, new itinerary options, decreasing ship speeds, new air lubrication systems, increased energy use awareness and training, more efficient lighting, voyage optimization tools and improved evaporator management. Implementing a combination of fuel saving initiatives has allowed us to reduce our rate of fuel consumption by 18% over the past seven years.

As part of our emission abatement program, we have worked with local port authorities and the EPA to assist in the development and construction of shore power connections in Juneau, Alaska; Long Beach, Los Angeles, San Francisco and San Diego, California; Seattle, Washington and Vancouver, British Columbia and have equipped 16 ships with shore power technology. We expect to work with other port authorities in the future to implement additional shore power connections. This technology enables our ships to use power from the local electric grid rather than running their engines while in port to power their onboard services, and thus reducing our air emissions. We have also worked on a project that utilizes LNG as a power source for certain of our ships while they are at the Port of Hamburg, Germany.

v.	Greenhouse Gas Emissions

We have voluntarily set a reduction target of 20% from our 2005 baseline of CO2 emission rate from shipboard operations by 2015. We have already reached a reduction of over 14%. Each of our cruise brands has established objectives, targets and plans within their respective ISO 14001 environmental management systems to reduce fuel consumption rates and resulting CO2 emission rates.

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

In July 2011, MARPOL was amended to include mandatory measures to reduce emissions of GHGs from international shipping. These measures require a Ship Energy Efficiency Management Plan (“SEEMP”) for all ships. All of our ships have established a SEEMP.

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

In 2006, the International Labor Organization (“ILO”), an agency of the United Nations that develops and oversees international labor standards, adopted a new Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards based on those that are already found in 68 maritime labor Conventions and Recommendations adopted by the ILO since 1920. It brings almost all of these Conventions and Recommendations together in a single new Convention. MLC 2006 includes a broad range of requirements, such as a broader definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. While many of the practices were widely adhered to by ships registered in different countries, MLC 2006 will add requirements not previously in effect, particularly in the area of occupational safety and health.

MLC 2006 will become effective in certain countries commencing August 2013. We already comply with many of the provisions of this new Convention and will be fully compliant when it becomes mandatory. We expect that compliance with MLC 2006 will further increase our annual ship operating costs by an estimated $15 million to $25 million.

The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”), as amended, establishes minimum standards relating to training, certification and watchkeeping for our seafarers. We are compliant with the requirements of STCW.

b.	Consumer Regulations

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires all our cruise brands that call on U.S. ports and embark or disembark guests in U.S. ports to establish financial responsibility for their liability to passengers for nonperformance of transportation, for personal injury and for loss of life. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for nonperformance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million. In order to comply with this requirement, we have an aggregate of $75 million of guarantees provided by some of our insurers. Our Protection and Indemnity coverages are used to establish our financial responsibility for personal injury and loss of life.

In some cases in the UK and Australia, we are currently required to obtain licenses from and post bonds with various organizations in connection with the conduct of our business and/or our ability to meet our liabilities in the event of nonperformance of obligations to consumers. The most significant requirement relates to ABTA, formally known as the Association of British Travel Agents, which requires us to maintain approximately $140 million of sterling-denominated bonds to cover certain of our brands’ UK customer deposits. We are also required to pay to the UK Civil Aviation Authority a non-refundable £2.50 fee per guest when we arrange a flight as part of a cruise vacation.

In the other major countries where we source our guests, we are also required to establish financial responsibility, such as obtaining a guarantee from a reputable insurance company to ensure that, in case of insolvency, our guests will be refunded their deposits and repatriated without additional cost if insolvency occurs after a cruise starts.

c.	Regulations for Guests with Disabilities

Regulations regarding ship accessibility standards are expected to be issued in the United States in the near future. While we believe our vessels have been designed and outfitted to accommodate our disabled guests, we cannot at this time accurately predict whether we will be required to make material modifications or incur significant additional expenses in response to these expected regulations.

C.	Employees

Our shoreside operations have an average of 9,400 full-time and 4,300 part-time/seasonal employees. We also employ an average of approximately 76,000 crew members, including officers, onboard the 100 ships we currently operate. Holland America Princess Alaska Tours increases its work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which are included above. We have entered into agreements with unions covering certain employees on our ships and in our hotel and transportation operations. We consider our employee and union relations to be strong. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 30% and 14%, respectively.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are sourced from around the world, with the largest contingent from the Philippines, Indonesia and India. We utilize manning agencies to help locate and hire many of our shipboard employees.

Our cruise brands are committed to providing appropriate marine-related training to ensure that our shipboard crew, including officers, have the knowledge and skills to properly perform their jobs. We have a maritime training program that includes, among other things, two maritime training facilities, known as the Centers for Simulator Maritime Training (“CSMART”), with one located in Almere, the Netherlands and the other in Rostock, Germany. These facilities employ state-of-the-art simulation equipment and instructional tools to provide our crew with training in fixed propeller and azipod maneuvering, engine control room operations, bridge resource management, ship stability, emergency preparedness and other maritime skills. We have recently initiated organizational enhancements designed to improve our HESS risk management capabilities. In addition, we will be implementing quality assurance initiatives that will further strengthen bridge resource management training and operational bridge performance. We have also established the European Cruise Academy in Rostock, Germany, which offers advanced training certificates in the maritime sciences primarily related to the cruise business.

D.	Suppliers

Our largest operating expenditures are for fuel, travel agency services, food and beverages, air transportation services, port facility utilization, repairs and maintenance including dry-docking, advertising and marketing, hotel and restaurant products and supplies and communication services. Our largest capital expenditures are for the construction of new ships and improvements to existing ships.

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

We perform our major dry-dock and ship improvement work at a number of dry-dock facilities in The Bahamas, Europe, the U.S., Canada, Singapore and Australia. As of January 22, 2013, we have agreements in place for the construction of nine cruise ships with three shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated repair, maintenance, ship improvement and newbuild requirements.

E.	Insurance

I.	General

We maintain insurance to cover a number of risks associated with owning and operating our vessels and other non-ship related risks. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premiums are dependent on our own loss experience and the general premium requirements of our insurers. We maintain certain levels of deductibles for substantially all the below-mentioned coverages, some of which have increased in recent years, and we may increase our deductibles further to mitigate future premium increases. We do not carry coverage related to loss of earnings or revenues from our ships or other operations. Certain of our insurance premiums have or will increase as a result of the ship incident. Substantially all of these insurance premium increases are already included in our December 20, 2012 guidance for 2013. However, since our annual P&I insurance coverage does not expire until February 2013 the remaining increase will not impact our results until 2014, but this portion is not expected to be significant.

II.	Protection and Indemnity (“P&I”) Coverages

Liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third party claims in connection with our cruise activities are covered by our P&I clubs, which are mutual indemnity associations owned by ship owners.

We are members of the Standard Steamship Owners’ Protection and Indemnity Association (Europe) Ltd. and The Steamship Mutual Underwriting Association (Bermuda) Limited P&I clubs. The P&I clubs that we participate in are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through broad and established reinsurance markets, a large portion of the world’s shipping fleets. Coverage is subject to the P&I clubs’ rules and the limits of coverage are determined by the IG.

III.	Hull and Machinery Insurance

We maintain insurance on the hull and machinery of each of our ships for reasonable amounts as determined by management. The coverage for hull and machinery is provided by large and well-established international marine insurers. Most insurers make it a condition for insurance coverage that a ship be certified as “in class” by a classification society that is a member of the International Association of Classification Societies (“IACS”). All of our ships have been certified within the last twelve months to be in class by an IACS member.

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

V.	Athens Convention

Effective January 1, 2013, the European Union Passenger Liability Regulation (“PLR”) incorporated the 2002 protocol to the Athens Convention, which requires us to maintain compulsory insurance for liability for passenger death or personal injury. The PLR applies to all EU registered vessels as well as non-EU registered vessels embarking or disembarking passengers in EU member states. We are required to have Certificates of Financial responsibility from an EU flag state on the applicable ships as evidence that we carry the compulsory insurance up to the limits prescribed under the 2002 Athens protocol. The cost of these new requirements is not significant.

VI.	Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our hotel and transportation businesses, shore excursion operations and shoreside operations, including our port facilities. We also maintain workers compensation, directors and officers liability and other insurance coverages.

F.	Trademarks and Other Intellectual Property

We own and have registered or licensed numerous trademarks and domain names, which we believe are widely recognized and have considerable value. These intangible assets enable us to distinguish our cruise products and services, ships and programs from those of our competitors. Our trademarks include the trade names of our cruise brands, each of which we believe is a widely-recognized brand in the cruise business, as well as our ship names and a wide variety of cruise products and services. We have entered into licenses, including a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruising and related activities. We also have a license to use the “Love Boat” name and related marks. See Note 11, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Asset Impairments” in Exhibit 13 to this Form 10-K for additional discussion of our trademarks.

G.	Taxation

A summary of our principal taxes and exemptions in the jurisdictions where our primary businesses are located is as follows:

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

a.	Application of Section 883 of the Internal Revenue Code

In general, under Section 883 of the Internal Revenue Code, certain non-U.S. corporations (such as our North American cruise ship businesses) are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. (an “equivalent exemption jurisdiction”) and (ii) the foreign corporation meets a defined publicly-traded test. Subsidiaries of foreign corporations that are organized in an equivalent exemption jurisdiction and meet the publicly-traded test also benefit from Section 883. We believe that Panama is an equivalent exemption jurisdiction and Carnival Corporation currently qualifies as a publicly-traded corporation under the regulations. Accordingly, substantially all of Carnival Corporation’s income is exempt from U.S. federal income and branch profits tax.

Regulations under Section 883 list items that the Internal Revenue Service (“IRS”) does not consider to be incidental to ship operations. Among the items identified as not incidental is income from the sale of air transportation, transfers, shore excursions and pre- and post-cruise land packages to the extent earned from sources within the U.S.

b.	Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its Italian resident subsidiary currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties.

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

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc and have elected to enter the UK tonnage tax regime through 2021. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

P&O Cruises (Australia) and all of the other cruise ships operated internationally by Carnival plc for the Australian market are exempt from Australian corporation tax by virtue of the UK/Australian income tax treaty.

III.	Italian Income Tax

Costa, AIDA and Ibero have elected to enter the Italian tonnage tax regime through 2014 and intend to reapply for an additional ten-year period beginning 2015. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings not considered to be shipping profits for Italian tonnage tax purposes will be taxed at an effective tax rate of approximately 6% under the Italian tax regime since all of their ships are Italian registered.

IV.	Portuguese, Spanish and German Income Tax

All of Ibero’s ships are registered in Portugal. Provided certain local employment requirements are satisfied, most of Ibero’s income that is not considered to be shipping profits for Italian tonnage tax purposes is subject to Portuguese income tax at effective rates of 5% or less through 2020. After 2020, such income will be subject to the normal Portuguese tax rate.

Ibero’s Spanish operations are minimal and, therefore, its Spanish income taxes are minimal.

Substantially all of AIDA’s earnings are exempt from German corporation tax by virtue of the Italy/Germany income tax treaty.

V.	Brazilian and Chinese Income and Other Taxes

From November through March, Costa and Ibero charter certain of their ships for operation in Brazil to Brazilian subsidiaries. The subsidiaries’ earnings are subject to Brazilian resident income tax, and we believe that payments these subsidiaries make to Costa and Ibero are exempt from Brazilian income tax under Brazilian domestic law and the Italy/Brazil income tax treaty.

Substantially all of Costa’s income from its operations in China is exempt from Chinese corporation tax by virtue of the Italy/China Maritime tax treaty.

VI.	Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes and/or fees based on guest counts, ship tonnage, passenger capacity or some other measure.

H.	Website Access to Carnival Corporation & plc SEC Reports

Our Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K, joint Proxy Statement related to our annual stockholders meeting, Section 16 filings and all amendments to those reports are available free of charge on our home pages at www.carnivalcorp.com and www.carnivalplc.com and on the SEC’s home page at www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K.

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

Demand for cruises is in part dependent on the underlying perceived or actual economic condition of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as higher unemployment and underemployment rates; declines in income levels; securities, real estate and other market declines and volatility; increasing taxation; higher fuel prices and healthcare costs; more restrictive credit markets; higher interest rates and changes in governmental regulations, could reduce our potential vacationers’ discretionary incomes, net worth or their consumer confidence. Consequently, this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price reductions which, in turn, could reduce the profitability of our business. These ticket price reductions may result in a less affluent guest base, which along with decreases in discretionary income or consumer confidence could also result in lower onboard revenues that could also have a negative effect on our net revenue yields and profitability.

•	Increases in fuel prices may adversely affect our operations, financial condition and liquidity.

Economic, market and political conditions around the world such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, make it difficult to predict the future price and availability of fuel. Fuel costs accounted for 23%, 21% and 18% of our cruise operating expenses in 2012, 2011 and 2010, respectively. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. We may be unable to implement additional fuel conservation initiatives and other best practices or increase ticket prices and collect fuel supplements, which would help to fully or partially offset these fuel price increases. See risks relating to environmental laws and regulations, continuing financial viability of air service providers and failures to keep pace with technology below for additional information regarding our fuel risks.

To mitigate a portion of our economic risk attributable to potential fuel price increases, we have established a fuel derivatives program. To date under this program, we have bought Brent crude oil (“Brent”) call options and sold Brent put options, collectively referred to as zero cost collars, that established ceiling and floor prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. In addition, there can be no assurance that our fuel derivatives program will provide a sufficient level of protection against increases in fuel prices or that our counterparties will be able to perform, such as in the case of a counterparty bankruptcy. The zero cost collars will reduce our benefit if Brent prices drop below the floor. Also, the fuel derivative contracts may create significant volatility in our U.S. GAAP earnings due to volatility in fuel prices over the contracts’ terms. Furthermore, volatility in fuel prices could have a material adverse effect on our operations, financial condition and liquidity.

Finally, we believe that our land-based vacation competitors’ operating costs are less affected by fuel price increases than cruise companies. Accordingly, fuel price increases may adversely impact cruise companies more than their land-based competitors.

•

Incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and other incidents affecting the health, safety, security and satisfaction of guests and crew could have an adverse effect on our sales and profitability.

The operation of cruise ships, hotels, land tours, port facilities and shore excursions involve the risk of incidents, including those caused by the improper operation of our ships, motorcoaches and trains; guest and crew illnesses, such as from the spread of contagious diseases; mechanical failures; fires and collisions; repair delays; groundings; navigational errors; oil spills and other maritime and environmental mishaps; missing passengers and other incidents at sea or while in port or on land, which may cause injury and death, or the alteration of itineraries or cancellation of a cruise or series of cruises or tours. Although we place guest and crew safety as the highest priority in all our operations, our ships have been involved in accidents and other incidents in the past. We may experience similar or other incidents in the future. These types of incidents may bring into question guest and crew health, safety, security and satisfaction and may adversely affect our sales and profitability, may result in additional costs to our business, litigation against us and increasing government or other regulatory oversight.

In particular, our ability to effectively and efficiently operate shipboard and shoreside activities may be impacted by widespread public health issues/illnesses or health warnings resulting in, among other things, reduced demand for cruises and cruise cancellations and employee absenteeism that could have an adverse affect on our sales and profitability. For example, a severe outbreak of the influenza virus or some other pandemic could, among other things, disrupt our ability to embark/disembark passengers and crew, disrupt air travel to and from ports, increase costs for prevention and treatment and adversely affect our supply chain. This could also adversely impact cruise demand in areas unaffected by such an outbreak.

In addition, as mentioned above, our ships are subject to the risks of mechanical failures and accidents, for which we have had to incur repair expenses. If these occur in the future, we may be unable to procure spare parts when needed or make repairs without incurring significant expense or suspension of service. A significant performance deficiency or problem on any one of our ships could have an adverse effect on our financial condition and results of operations.

Our cruise ships, hotels, land tours, port facilities, shore excursions and other service providers may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornados, tsunamis and volcanic eruptions. These events could result in, among other things, increased port related and other costs. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors, which would have an adverse effect on our sales and profitability.

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

Demand for cruises and other vacation options has been and is expected to continue to be affected by the public’s attitude towards the safety and security of travel. Factors including, but not limited to, past acts of terrorism, threats of additional terrorist attacks, drug-related violence in Mexico, pirate attacks and vessel seizures off the coasts of Africa, national government travel advisories, political instability in North Africa, the Middle East and elsewhere and general concerns over the safety and security aspects of traveling have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past and may have an adverse impact in the future. Decreases in demand may lead to price reductions, which in turn could reduce our profitability. These types of events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard crew costs.

•

Negative publicity concerning the cruise business in general or us in particular, including any adverse environmental impacts of cruising, could impact the demand for cruises, affect our reputation and harm our future sales and profitability.

Incidents involving cruise ships, and, in particular our cruise ships, media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry in general, or unusual weather patterns or other natural disasters or disruptions, such as hurricanes and earthquakes, could impact demand for our cruises. In addition, any events which impact the travel industry more generally may negatively impact guests’ ability or desire to travel to or from our ships, or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our result of operations and on future industry performance.

Maintaining a good reputation is critical to our business. Reports and media coverage of ship incidents at sea or while in port, including missing guests, improper conduct by our employees, guests or agents, crimes, crew and guest illnesses such as incidents of stomach flu, parasitic outbreaks or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, which could lead to a negative perception regarding the safety of our ships and the satisfaction of our guests. In addition, negative publicity regarding adverse environmental impacts of cruising, such as climate change and oil spills, could diminish our reputation. The considerable expansion in the use of social media over recent years has increased the ways in which our reputation can be impacted, and the speed with which it can occur. Anything that damages our reputation, whether or not justified, could have an adverse impact on demand, which could lead to price reductions and a reduction in our sales and profitability.

•	Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and damage our reputation.

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

As a result of any ship or other incidents, such as the Costa Concordia incident, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties including us and/or our cruise brands. The time and attention of our management may also be diverted in defending such claims, actions and investigations. Subject to applicable insurance coverage, we may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined.

•	We are subject to many economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs and could harm future sales and profitability.

Some of our operating costs including, but not limited to, food, payroll, port costs, repairs and maintenance, security and other commodity-based items are subject to increases because of market forces, economic or political instability or other circumstances beyond our control. In addition, interest rates, currency exchange rate fluctuations and our ability to obtain debt or equity financing are dependent on many economic, market and political factors. Increases in operating or financing costs could adversely affect our results because we may not be able to recover these increased costs through price increases charged to our guests and such increases may adversely impact our liquidity and credit ratings.

It is possible that jurisdictions or ports-of-call that we regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically targeted to the cruise business, its employees and guests, including, but not limited to, value added taxes on cruise tickets and onboard revenues and changes in the scope of income that is includable within tonnage tax regimes, which could increase our operating costs and could decrease the demand for cruises and ultimately decrease our net revenue yields and net income.

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

The IMO has amended the MARPOL regulations to reduce emissions from ships. As described in “Maritime Environmental Regulations” as referenced below, these changes will result in reductions in ship sulfur oxide emissions by requiring progressive reductions in the sulfur content in fuel or the use of abatement technologies. These limits will be further reduced in designated ECAs, including ECAs that have been or could be proposed in other prime cruising areas, such as around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico. As a result of these amendments, low sulfur fuel may be less available because of increased demand, and the cost of such fuel may increase. If utilized, new sulfur emissions abatement technologies may also increase costs. The increase in fuel prices impacts not only our fuel costs, but also some of our other expenses, including, but not limited to, crew and guest travel, freight and commodity prices and may have an adverse impact on our profitability.

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

Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or vessel discharges, including ballast water and waste disposal, could materially increase our cost of compliance or otherwise adversely affect our business, results of operations and financial condition. See Part I, Item 1. Business. B. “Cruise Business- Governmental Regulations—Maritime Regulations” for additional information regarding these risks.

•

Changes in and compliance with laws and regulations relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which we operate could increase our costs.

We are subject to various international, national, state and local laws, regulations, treaties and employee union agreements related to, among other things, persons with disabilities, employment, health, safety and security. Failure to comply with these laws and regulations could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

•	Changes in and compliance with income tax laws and regulations and income tax treaties may adversely affect the taxation of our shipping income and our profitability.

We believe that substantially all of the income earned by Carnival Corporation, Carnival plc and their ship owning or operating subsidiaries qualifies for taxation based on ship tonnage, are exempt from taxation or are otherwise subject to minimal taxes in the jurisdictions where the entities are incorporated or do business.

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

There is no authority that directly addresses the effect, if any, of a DLC arrangement on the availability of benefits under treaties and, accordingly, their application to our operations is not free from doubt. The applicable treaties may be revoked by either applicable country, replaced or modified with new agreements that treat income from international operation of ships differently than the agreements currently in force or may be interpreted by one of its countries differently from us.

If we did not qualify for tonnage tax, exemption, treaties or minimal taxes, or if the laws that provide for these tax systems were changed, we would have significantly higher income tax expense. In many jurisdictions, the benefit of tonnage tax or preferential tax regimes would be replaced with taxation at normal statutory rates. In the absence of Section 883 or an applicable income tax treaty in the U.S., we would be subject to the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code. In combination, these provisions would result in the taxation of our U.S. source shipping income, net of applicable deductions, at a current federal corporate income tax rate of up to 35%, state income tax rates would vary and our net after-tax income would be potentially subject to a further branch profits tax of 30%.

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

•

Our ability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations could reduce our profitability. In addition, we expect increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages.

The construction, repair, maintenance and refurbishment of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, repair, maintenance and refurbishment projects, which could cause delays and cost overruns in completing such work. As our fleet ages, our repair and maintenance expenses will increase, such as the required 25 year survey that is more exhaustive and thus may require additional repair and maintenance work to be performed. In addition, other events, such as work stoppages, other labor actions, insolvencies, “force majeure” events or other financial difficulties experienced at the shipyards and their subcontractors and suppliers who build, repair, maintain or refurbish our ships could also delay or prevent the delivery of our ships under construction and prevent or delay the completion of the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability. However, the impact from a delay in delivery of our newbuilds is expected to be partially mitigated by contractual provisions and bank guarantees that we require shipyards to provide to us. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard voluntary capacity reductions or insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Finally, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability.

Also, the European shipyards that build most of our ships are currently eligible to benefit from governmental support of innovation, development, employment and export credit financing that expire in 2013. There is no assurance that such eligibility will be extended or renewed and, therefore, we may incur higher vessel purchase prices and financing costs.

As of November 30, 2012, we had entered into foreign currency zero cost collars for a portion of the cost in U.S. dollars and sterling of two of our euro-denominated shipbuilding contracts. However, if the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency zero cost collars related to the shipyard’s shipbuilding contract payments would still have to be honored. This might require us to realize a loss on existing foreign currency zero cost collars without an offsetting gain on our foreign currency denominated shipbuilding contract payments, thus resulting in an adverse effect on our financial results.

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

We believe that attractive, convenient and safe port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The continuing availability of these types of ports, including the port facilities where our guests embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints (particularly during the Caribbean winter months and Mediterranean summer months), security, safety and environmental concerns, adverse weather conditions and other natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and fees and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to utilize, maintain, rebuild, if necessary, and increase the number of ports that our ships call on could adversely affect our net revenue yields and net income.

•

Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain is essential to allowing us to profitably operate our business. In addition, reductions in the availability of, and increases in the prices for, the services and products provided by these vendors can adversely impact our net income.

The majority of our guests book their cruises through independent travel agents, including wholesalers, general sales agents and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Our competitors may offer higher commissions and incentives and thus adversely impact our business. Significant disruptions, contractions or consolidations to our travel agent distribution system, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown could have an adverse effect on our sales and profitability. In addition, we extend credit to certain of our larger European travel agents and tour operators and, accordingly, if such agents and operators cannot repay their debts to us, it will adversely impact our cash flows and operations.

Many of our guests and substantially all our crew depend on scheduled or chartered commercial airline services to transport them to or from the airports near the ports where our cruises embark and disembark. Changes or disruptions in commercial or chartered airline services as a result of strikes, labor unrest, financial instability or viability, adverse weather conditions, airport delays, consolidation of carriers, or other events or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests and crew to or from our cruise ships and increase our cost of sales which would, in turn, have an adverse effect on our results of operations. In addition, increases in the prices of airfares due to rising fuel prices would increase the overall vacation price to our guests and may adversely affect demand for our cruises, as well as increase our airfare for our crew.

Travel agents may face increased pressure from our competitors, particularly in the North America market, to sell and market these competitor cruises exclusively. If such exclusive arrangements were introduced, there can be no assurance that we will be able to find alternative distribution channels to ensure our customer base would not be affected.

Economic downturns may impact the financial viability of other key vendors in our supply chain and the interruption in the services or goods we purchase from them could adversely impact our operations and profitability.

•	Disruptions and other damages to our information technology and other networks and operations, and breaches in data security could result in decreases in our net income.

Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively depends in part on the reliability of our sophisticated information technology (“IT”) systems and other networks. We use IT, communications and other systems among other things, to manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, causing operational disruptions and other cyber-related risks could adversely impact our guest services and satisfaction, employee relationships and our reputation.

These potential disruptions and cyber attacks could negatively affect costs, customer demand and pricing for our cruises. In addition, the operation and maintenance of these IT systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. While we have and continue to invest in IT and other security initiatives and disaster recovery plans, these measures cannot completely insulate us from disruptions that could result in adverse effects on our operations and decreases in our net income.

Our Corporate and cruise brands’ principal offices are located in the U.S., Australia, Continental Europe and the UK. Although we have developed disaster recovery and similar contingency plans, actual or threatened natural disasters (for example, hurricanes, earthquakes, tornados, fires and floods) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations.

•	A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis. If we are unable to do so on a timely basis or within reasonable cost parameters, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

•	We may lose business to competitors throughout the vacation industry, which could adversely affect our operations and financial condition.

We face significant competition from other cruise brands on the basis of cruise pricing, travel agent preference and the types and sizes of ships and cabins, services and destinations being offered by them to cruise guests. We try to differentiate ourselves from our cruise competitors by offering a wide variety of brands, itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. In addition, we may choose to enhance our older ships with innovative amenities and improvements in order for those ships to be more competitive with other cruise ships.

In addition, we operate in the vacation industry and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to vacation operators that provide other travel and leisure options, including, but not limited to, hotels, resorts, theme parks, packaged holidays and tours, casino operators and vacation ownership properties.

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

Although cruising capacity has grown at a slower pace in recent years, we expect it to continue to increase over the next few years. The overall vacation industry may also face increases in land-based vacation capacity, which may impact us as well. We aim to fill our new capacity at favorable revenue yields despite the new competing cruise and land-based capacity growth. Also, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive rates and, therefore, increase our shipboard employee costs.

•	The loss of key personnel or our ability to recruit or retain qualified personnel could adversely affect our results of operations.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is also dependent upon our personnel and our ability to recruit and train high quality employees. We must continue to recruit, retain and motivate management and other employees to enable us to maintain our current business and support our projected growth. The loss of services of any of our key management could have a material adverse effect on our business. We are not protected by life insurance covering any of our personnel. We do not have employment agreements with substantially all of our officers.

•	Union disputes and other employee relation issues could adversely affect our financial results.

A large number of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships in the future. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results.

•

The impact of disruptions in the global financial markets or other events may negatively affect the ability of our counterparties and others to perform their obligations to us and thus, adversely affect our financial position and results of operations.

The ability of our counterparties to perform, primarily with respect to our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, may adversely impact us if any of their financial positions weaken materially or they suffer other financial disruptions.

For example, the recent severe economic downturn, including failures of financial service companies and the related liquidity crisis, disrupted the capital and credit markets. Additional economic concerns from some of the countries in the EU continue to strain the financial markets both in the U.S. and internationally. A recurrence of these disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due under our derivative contracts for fuel, interest rates and foreign currencies or other agreements. If any of the foregoing occurs it may have a negative impact on our cash flows, including our ability to meet our obligations, results of operations and financial condition.

•	Our success depends upon the continued strength of our cruise brands and our ability to implement our brand strategies.

We believe that our cruise branding has contributed significantly to the success of our business and that maintaining and enhancing our branding is critical to expanding our brands’ customer bases. In addition, the ability of our brands to successfully target different segments of the vacation markets in which they operate enables them to strengthen their business. Failure to protect our brands from infringers could have a material adverse effect on our business and results of operations.

•

Our international operations are subject to additional risks not generally applicable to our U.S. operations and may result in increased costs and adversely affect our financial position and results of operations.

Our international operations are subject to additional risks including, but not limited to, adverse changes in foreign countries’ political systems; social unrest; restrictions and taxes on the withdrawal of foreign investment and earnings and other payments by subsidiaries; government policies against the vacation or maritime industries; local cabotage requirements; anti-bribery laws or regulations; investment restrictions or requirements; diminished ability to legally enforce our intellectual property and contractual rights in foreign countries and commercial instability caused by corruption. In addition, our international operations may also be subject to adverse changes in foreign exchange restrictions, fluctuations in foreign currency exchange rates and changes in or application of foreign taxation structures including duties and value-added taxes. Also, if a significant country leaves the euro currency system it is possible that this could have a significant impact on our operations. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

Operating internationally also exposes us to numerous and sometimes conflicting legal and regulatory requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We may not be successful in ensuring that our employees and other representatives stationed throughout the world properly adhere to our policies or applicable laws or regulations. Failure to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs, which in turn could negatively affect our results of operations and cash flows.

•	Geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect, thus resulting in the slower growth of our business.

As we expand our global presence it requires, among other things, significant levels of investments. We may not recover our investments in these markets, and we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion may not produce the returns that we had expected, which could adversely impact the growth of our business.

•	Our decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses or lower revenues.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, although we do elect to self-insure or use higher deductibles for substantially all the insurable risks we face in order to minimize the cost of our insurance policies. Accordingly, we are not protected against all risks, such as loss of use of a ship, which could result in an unexpected decrease in our revenue in the event of an incident. We attempt to mitigate our risks that are not covered by insurance, although we cannot be certain such processes and procedures will be successful. Further, significant incidents could result in higher insurance premiums commencing on the policy renewal dates.

We may also be subject to additional premium costs in amounts based not only on our own claims record but also on the claims records of all other members of the P&I associations through which we receive indemnity coverage for tort liability. We are also subject to additional P&I premium assessments for various reasons including, but not limited to, investment or underwriting shortfalls experienced by our P&I clubs. In addition, if we or other ship-owners sustain significant losses, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

Finally, we cannot be certain that affordable and viable direct insurance and reinsurance markets will be available to us in the future.

•	Fluctuations in foreign currency exchange rates could adversely affect our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar; most importantly, the euro, sterling and Australian and Canadian dollars. We derived 54%, 56% and 54% of our revenues from passengers sourced from countries outside of the U.S. in 2012, 2011 and 2010, respectively. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Further, we report currency transactions in the functional currencies of our reporting units, excluding fuel which is always transacted and reported in U.S. dollars regardless of the functional currency of the reporting unit. Therefore, the strengthening of the U.S. dollar against our other major currencies, will adversely affect our U.S. dollar financial results.

•

Whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations may adversely impact our financial results.

Our forecasted cash flows from future operations may be adversely affected by various factors, including, but not limited to, declines in guest demand and consumer confidence; a weakening economy; increased competition; overcapacity; terrorist and pirate attacks and the threats thereof; the impact of the spread of contagious diseases such as influenza virus; ship incidents; negative publicity; adverse currency movements; increases in fuel prices and other factors noted under these “Risk Factors.” To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments and debt repayments, from sources other than cash flow from operations, available cash and committed external sources of liquidity, including committed ship and other financings, we will have to secure such financing from export credit agencies or banks or through the offering of debt and equity securities in the public or private markets. There is no guarantee that such financings will be available in the future to fund our future obligations, or that they will be available on terms consistent with our expectations.

Our access to and the cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing and the maintenance of our investment grade long-term senior unsecured credit ratings. If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to, and cost of, debt financing may be negatively impacted. Further, the terms of future debt agreements could include more restrictive covenants, which may restrict our business operations.

Our ability to maintain our credit facilities may also be impacted by material changes in our ownership. More specifically, we may be required to prepay our debt facilities if a person or group of persons acting in concert gain control of Carnival Corporation & plc, other than the Arison family, including Micky Arison, our Chairman and Chief Executive Officer.

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

Carnival Corporation’s corporate affairs are governed by its Third Amended and Restated Articles of Incorporation (“Articles”) and Third Amended and Restated By-Laws (“By-Laws”) and by the laws of Panama. Carnival plc is governed by its Articles of Association and by the laws of England and Wales. The contracts that control the relationship between Carnival Corporation and Carnival plc under the DLC arrangement are governed by the laws of Panama, the Isle of Man and the Cayman Islands. The laws of Panama, England and Wales, the Isle of Man and the Cayman Islands may differ in some respects from the laws in the U.S. Thus, our public shareholders may have more difficulty in protecting their interest with respect to actions by management, directors and controlling shareholders than would otherwise be the case for a U.S. shareholder in a U.S. Corporation or a UK shareholder in a UK Corporation.

•	A small group of shareholders owns a significant portion of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

As of January 22, 2013, a small group of shareholders consisting of some members of the Arison family, including Micky Arison, beneficially owned approximately 27% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least significantly influence, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

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

Specifically, Carnival Corporation’s Articles contain provisions that prevent third parties, other than the Arison family and trusts established for their benefit, from acquiring beneficial ownership of more than 4.9% of outstanding Carnival Corporation shares without the consent of its Board of Directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in us in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this Form 10-K are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate” and similar expressions of future intent or the negative of such terms.

Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share; net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill and trademark fair values and outlook.

Certain of the risks we are exposed to are identified in this Item 1A. “Risk Factors.” This item contains important cautionary statements and a discussion of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are not known.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of January 22, 2013, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease
Carnival Corporation headquarters and Carnival Cruise Lines	Miami, FL U.S.A.	463,000/12,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	449,000	Lease
Holland America Line, Holland America Princess Alaska Tours and Seabourn	Seattle, WA U.S.A.	237,000	Lease
Costa	Genoa, Italy	218,000/23,000	Own/Lease
P&O Cruises (UK) and Cunard	Southampton, England	150,000	Lease
AIDA	Rostock, Germany	153,000/53,000	Own/Lease
P&O Cruises (Australia)	Sydney, NSW Australia	65,000	Lease
Carnival plc headquarters	London, England	9,000	Lease

In addition, we own, lease or have controlling interests in port facilities in Barcelona, Spain; Cozumel, Mexico; Grand Turk, Turks & Caicos Islands; Juneau, Alaska; Long Beach, California and Roatán, Honduras.

Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays®, respectively, are briefly described in Part I, Item 1. Business. B. “Cruise Business.” The hotel properties owned and operated by Holland America Princess Alaska Tours and the two cruise ships that we own and charter-out under long-term bareboat charter agreements are also briefly described in Part I, Item 1. Business. B. “Cruise Business.”

Information about our cruise ships, including the number each of our cruise brands operates, their passenger capacity and their primary regions or countries from which they source their guests, as well as information regarding our cruise ships under construction may be found under Part I, Business. B. “Cruise Business,” and Note 6, “Commitments” and Note 11, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K. Also, information about maritime regulations and issues that may affect our cruise ships can be found in Part I. Item 1. Business. B. “Cruise Business.”

Our cruise ships in operation, headquarters, ports, private islands and other shoreside facilities and Holland America Princess Alaska Tours’ properties are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

Item 3.	Legal Proceedings.

On January 26, 2012, a purported class action was filed in the United States District Court for the Northern District of Illinois (Eastern Division) naming as defendants Costa Crociere S.p.A., Carnival Corporation and Carnival plc (Gary Lobaton v. Carnival Corporation, Carnival plc and Costa Crociere S.p.A.). The defendants have been served with the action. The plaintiff purports to represent an alleged class of the passengers and crew of Costa Concordia who were on board the ship during the ship incident in January 2012. The complaint alleges the defendants violated the Athens Convention Relating to the Carriage of Passengers and their Luggage by Sea, breached contracts with employees and passengers and acted negligently. The plaintiff also alleges unjust enrichment. The complaint seeks unspecified monetary and punitive damages, interests and costs, among other things.

On May 3, 2012, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Giglio Sub v. Carnival Corporation). The defendants have been served with the action. The plaintiffs are a purported class of business owners and wage earners on Giglio Island in Italy who claim they have been injured as a result of the ship incident in January 2012. The plaintiffs allege negligence, gross negligence and nuisance against the defendants. The complaint seeks monetary damages in the amount of $75 million, punitive damages, interests, costs and an injunction that future travel near Giglio Island will be conducted at safe distances. On September 26, 2012, the court granted the defendants’ motion to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine. The plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit, which is pending.

On June 25, 2012, an action was filed in the United States District Court for the Central District of California naming as defendants Carnival Corporation, Costa Crociere S.p.A., Micky Arison, Howard Frank, Arnold Donald, Joseph Farcus, and Joseph Farcus, Architect, P.A. (Sandoval v. Carnival Corporation). The defendants have been served with the action, although the plaintiffs voluntarily dismissed claims against Costa Crociere S.p.A. The action was filed by two plaintiffs in connection with the ship incident in January 2012. The case is scheduled for trial in June 2013.

On July 5, 2012, an action was filed in the Circuit Court serving Miami-Dade County, Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus P.A. (Scimone v. Carnival Corp.). The defendants have been served with the action. The plaintiffs filed the action in connection with the ship incident in January 2012. The action contains claims for negligence, product liability, professional negligence and intentional tort. The complaint seeks economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaint to state a claim for punitive damages. The defendants removed the case to the United States District Court for the Southern District of Florida and moved to dismiss to Italy based on forum non conveniens and the forum selection clauses in certain of the plaintiffs’ Passage Ticket Contracts. The case is scheduled for trial in 2014.

On July 5, 2012, an action was filed in the Circuit Court serving Miami-Dade County, Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus P.A. (Abeid-Saba v. Carnival Corp.). The defendants have been served with the action. The plaintiffs filed the action in connection with the ship incident in January 2012. The action contains claims for maritime negligence, gross negligence, negligence-product defect as to Carnival Corporation, professional negligence in ship design, intentional failure to warn, intentional failure to abandon ship, intentional failure to notify authorities, corporate policies and practice, intentional infliction of emotional distress, negligent retention, fraudulent misrepresentation and fraud in the inducement. The complaint seeks economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaint to state a claim for punitive damages. The defendants removed the case to the United States District Court for the Southern District of Florida and moved to dismiss to Italy based on forum non conveniens and the forum selection clauses in certain of the plaintiffs’ Passage Ticket Contracts.

On July 13, 2012, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., and Costa Crociere S.p.A (Warrick v. Carnival Corp.). The defendants have been served with the action. The plaintiffs, consisting of five U.S. citizens, filed the action in connection with the ship incident in January 2012. Three of the plaintiffs were passengers on the ship and they assert claims for fraudulent misrepresentation, maritime negligence, gross negligence, intentional infliction of emotional distress, negligent hiring, fraudulent inducement and deceptive trade practices arising out of the incident, as well as vicarious liability and actual and apparent agency. The remaining two plaintiffs did not sail because one did not have the required visa and the other opted to also stay behind. These two plaintiffs assert claims for breach of contract, fraudulent misrepresentation and unjust enrichment. The complaint seeks economic and compensatory damages, punitive damages, attorneys’ fees, costs and interest. The defendants have moved to dismiss the plaintiffs’ claims to Italy based on forum non conveniens and the forum selection clauses in the plaintiffs’ Passage Ticket Contracts.

On September 4, 2012, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Costa Cruise Lines Inc., and Costa Crociere S.p.A. (Perez v. Carnival Corp.). The defendants have been served with the action. The plaintiffs, consisting of 154 individuals, filed the action in connection with the ship incident in January 2012. The action seeks damages for negligence, negligent retention, and negligent training (against Carnival Corporation only). The defendants moved to dismiss to Italy based on the forum non conveniens doctrine and the forum selection clauses in certain of the plaintiffs’ Passage Ticket Contracts.

On January 9, 2013, an action was filed in the Circuit Court serving Miami-Dade County naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Gual v. Carnival Corp.). The defendants have not yet been served with the action. The plaintiffs, consisting of ten Spanish citizens, filed the action in connection with the ship incident in January 2012. The plaintiffs’ claims are for maritime negligence, negligent hiring, supervision and retention, negligent training, gross negligence, intentional tortious conduct, intentional infliction of emotional distress, wrongful death under Florida law and breach of contract.

On January 11, 2013, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., and Costa Crociere S.p.A. (Ankhimova v. Carnival Corp.). The defendants have not yet been served with the action. The action was filed by two plaintiffs in connection with the ship incident in January 2012. The action seeks damages for negligence, negligent retention, negligent training, gross negligence, maritime negligence, intentional infliction of emotional distress, negligent infliction of emotional distress and loss of services.

On January 11, 2013, an action was filed in the United States District Court for the Eastern District of California naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Lynch v. Carnival Corp.). The defendants have not yet been served with the action. The action was filed by two plaintiffs in connection with the ship incident in January 2012. The action seeks damages for maritime tort, deceptive trade practice under California Civil Code, intentional tort, fraud in the inducement and punitive conduct, breach of contract, gross negligence and false advertising and deceptive trade practices under California’s Business and Professions Code.

On January 14, 2013, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and John Does 1-10 (King v. Carnival Corp.). The defendants have not yet been served with the action. The action was filed by two plaintiffs in connection with the ship incident in January 2012. The action seeks damages for violation of the Athens Convention Relating to the Carriage of Passengers and their Luggage by Sea, breach of contract, negligence, unjust enrichment, punitive damages, negligent infliction of emotional distress, negligent supervision and gross negligence.

On January 24, 2013, Costa was notified by the Chief Prosecutor of Grosseto, Italy of his intention to seek to charge Costa pursuant to Section 25 of Legislative Decree No. 231/2001 (“Law 231”) for acts committed by its employees in connection with the Costa Concordia incident. If the prosecutor proceeds, he will be required to present his evidence against Costa to a court in a preliminary hearing to be held in the spring of 2013. If the court finds sufficient evidence to support a claim against Costa, the court will order a formal trial that would be expected to commence in the fall of 2013. We believe Costa has meritorious defenses to the claims under Law 231 and that any liability that may arise as a result of these proceedings will not have a material adverse effect on our financial results.

Item 4.	Mine Safety Disclosures.

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

Name	Age	Years of Service (a)	Title
Micky Arison	63	41	Chairman of the Board of Directors and Chief Executive Officer
David Bernstein	55	14	Senior Vice President and Chief Financial Officer
Alan B. Buckelew	64	35	President and Chief Executive Officer of Princess
Gerald R. Cahill	61	18	President and Chief Executive Officer of Carnival Cruise Lines
David Dingle	55	34	Chief Executive Officer of Carnival UK
Pier Luigi Foschi	66	15	Chairman and Chief Executive Officer of Carnival Asia and Chairman of Costa Crociere, S.p.A. and Director
Howard S. Frank	71	23	Vice Chairman of the Board of Directors and Chief Operating Officer
Larry Freedman	61	14	Chief Accounting Officer and Vice President – Controller
Stein Kruse	54	13	Chairman, President and Chief Executive Officer of Holland America Line and Chairman of Seabourn
Arnaldo Perez	52	20	Senior Vice President, General Counsel and Secretary
Michael Thamm	49	19	Chief Executive Officer of Costa Crociere, S.p.A

(a)	Years of service with us or Carnival plc predecessor companies.

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

David Dingle has been Chief Executive Officer of Carnival UK since June 2007. In this capacity, he has full operating responsibility for the UK brands, P&O Cruises (UK) and Cunard. From 2003 to 2007, he was Managing Director of Carnival UK and P&O Cruises (UK). From 2000 to 2003, he was Managing Director of P&O Cruises (UK).

Pier Luigi Foschi has been Chairman and Chief Executive Officer of Carnival Asia since September 2012. He has been a director since 2003. He has been Chairman of the Board of Costa Crociere S.p.A since 2000. He was Chief Executive Officer of Costa Crociere, S.p.A from 1997 to July 2012. In that capacity, Mr. Foschi also had responsibility for AIDA from 2003 to July 2012 and Ibero from 2007 to July 2012.

Howard S. Frank has been Vice Chairman of the Board of Directors since 1993, Chief Operating Officer since 1998 and a director since 1992.

Larry Freedman has been Chief Accounting Officer since 2007 and Vice President-Controller since 1998. From 1998 to 2007, Mr. Freedman was also Vice President-Finance.

Stein Kruse has been the Chairman of the Board, President and Chief Executive Officer of Holland America Line since 2004. Mr. Kruse also serves as Chairman of the Board of Seabourn, a role he has held since 2011. From 2003 to 2004, he was the President and Chief Operating Officer of Holland America Line. From 1999 to 2003, he was Senior Vice President, Fleet Operations for Holland America Line.

Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since 2002. From 1995 to 2002, he was Vice President, General Counsel and Secretary.

Michael Thamm has been Chief Executive Officer of Costa Crociere S.p.A. since July 2012. In this capacity, Mr. Thamm also has responsibility for AIDA and Ibero. He was president of AIDA from 2004 to July 2012 and Senior Vice President Operations of AIDA from 1993 to 2004.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information

The information required by Item 201(a) of Regulation S-K, Market Information, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

B.	Holders

The information required by Item 201(b) of Regulation S-K, Holders, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Dividends

Carnival Corporation and Carnival plc declared quarterly cash dividends on all of their common stock and ordinary shares as follows:

	Quarters Ended
	February 28/29	May 31	August 31	November 30
2012	$0.25	$0.25	$0.25	$0.75	(a)
2011	$0.25	$0.25	$0.25	$0.25
2010	$0.10	$0.10	$0.10	$0.10

(a)	Includes the regular quarterly dividend of $0.25 per share and a special dividend of $0.50 per share.

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

Maintenance of a strong balance sheet allows us to return free cash flow to shareholders. As previously discussed, since we have slowed down the pace of our newbuilding program, we currently believe this will lead to an increase in free cash flows. The special dividend of $0.50 per share declared on November 15, 2012 is in keeping with our strategy of returning free cash flow to shareholders, which we remain committed to doing through a combination of dividends and opportune share repurchases.

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

During the three months ended November 30, 2012, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
September 1, 2012 through September 30, 2012	—	$—	$265
October 1, 2012 through October 31, 2012	—	$—	$265
November 1, 2012 through November 30, 2012	565,561	$38.36	$244

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b)	During the three months ended November 30, 2012, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

During 2012 and 2011, we repurchased 2.6 million and 13.5 million shares of Carnival Corporation common stock for $90 million and $413 million, respectively under the Repurchase Program. During 2010, there were no repurchases of Carnival Corporation common stock under the Repurchase Program. In addition, during 2011, Carnival Investments Limited, a subsidiary of Carnival Corporation, also repurchased 1.3 million ordinary shares of Carnival plc for $41 million under the Repurchase Program. During fiscal 2012 and 2010, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program. There were 2.1 million shares of Carnival Corporation common stock repurchased for $78 million under the Repurchase Program from December 1, 2012 through January 16, 2013. On January 16, 2013, the Boards of Directors increased the remaining authorization available under the Repurchase Program back to $1 billion, which was fully available at January 22, 2013.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently.

At January 22, 2013, the remaining availability under the Stock Swap programs repurchase authorizations were 18.1 million Carnival plc ordinary shares and 32.8 million Carnival Corporation common stock. Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap authorizations require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2013 annual general meeting or October 10, 2013.

II.	Stock Swap Programs

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell Carnival Corporation common stock through a sales agent and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Carnival Corporation may issue and sell up to 18.1 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, through a sales agent, from time to time in “at the market” transactions, and use the sale proceeds to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Carnival Corporation or Carnival Investments Limited may sell up to 32.8 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions. Any sales of Carnival plc shares have been or will be registered under the Securities Act.

During 2012 and 2011, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the “Stock Swap” programs. During 2010, Carnival Investments Limited sold 14.8 million shares of Carnival plc ordinary shares for total net proceeds of $545 million. Substantially all of the net proceeds of these sales were used to purchase 14.8 million shares of Carnival Corporation common stock. During the year ended November 30, 2010, no Carnival Corporation common stock was sold and no Carnival plc ordinary shares were repurchased under the “Stock Swap” program.

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

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 29, 2013, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2012, that they are effective as described above.

B.	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2012.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2012 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2012 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2012 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.	Securities Authorized for Issuance under Equity Compensation Plans

I.	Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	8,551,942	(a)	$48.10	16,138,136	(b)(c)
Equity compensation plans not approved by security holders	—		—	—

	8,551,942		$48.10	16,138,136

(a)	Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Corporation 2002 Stock Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 989,210 restricted share units outstanding under the Carnival Corporation 2002 Stock Plan, 3,088 restricted share units outstanding under the Carnival Corporation 2001 Outside Director Stock Plan and 802,627 restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.
(b)	Includes Carnival Corporation common stock available for issuance as of November 30, 2012 as follows: 2,389,697 under the Carnival Corporation Employee Stock Purchase Plan, which includes 32,731 shares subject to purchase during the current purchase period and 13,748,439 under the Carnival Corporation 2011 Stock Plan.
(c)	In addition to options, the Carnival Corporation 2011 Stock Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares than can be awarded in either form.

II.	Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	2,194,233	(b)	$45.88	16,578,671	(c)
Equity compensation plans not approved by security holders	—		—	—

	2,194,233		$45.88	16,578,671

(a)	Converted from sterling, if applicable, using the November 30, 2012 exchange rate of $1.60:£1.
(b)	Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 823,037 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.
(c)	In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2012 fiscal year.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2012 fiscal year.

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

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 29, 2013	January 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer

January 29, 2013	January 29, 2013

/s/ Howard S. Frank	/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of Directors and Chief Operating Officer	Vice Chairman of the Board of Directors and Chief Operating Officer

January 29, 2013	January 29, 2013

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer

January 29, 2013	January 29, 2013

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman	Larry Freedman
Chief Accounting Officer and Vice President – Controller	Chief Accounting Officer and Vice President - Controller

January 29, 2013	January 29, 2013

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band Director	Sir Jonathon Band Director

January 29, 2013	January 29, 2013

/s/*Robert H. Dickinson	/s/*Robert H. Dickinson
Robert H. Dickinson Director	Robert H. Dickinson Director

January 29, 2013	January 29, 2013

/s/*Arnold W. Donald	/s/*Arnold W. Donald
Arnold W. Donald Director	Arnold W. Donald Director

January 29, 2013	January 29, 2013

/s/*Pier Luigi Foschi	/s/*Pier Luigi Foschi
Pier Luigi Foschi Director	Pier Luigi Foschi Director

January 29, 2013	January 29, 2013

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director

January 29, 2013	January 29, 2013

/s/*Debra Kelly-Ennis	/s/*Debra Kelly-Ennis
Debra Kelly-Ennis	Debra Kelly-Ennis
Director	Director

January 29, 2013	January 29, 2013

/s/*Modesto A. Maidique	/s/*Modesto A. Maidique
Modesto A. Maidique Director	Modesto A. Maidique Director

January 29, 2013	January 29, 2013

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker Director	Sir John Parker Director

January 29, 2013	January 29, 2013

/s/*Peter G. Ratcliffe	/s/*Peter G. Ratcliffe
Peter G. Ratcliffe Director	Peter G. Ratcliffe Director

January 29, 2013	January 29, 2013

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick Director	Stuart Subotnick Director

January 29, 2013	January 29, 2013

/s/*Laura Weil	/s/*Laura Weil
Laura Weil Director	Laura Weil Director

January 29, 2013	January 29, 2013

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger Director	Randall J. Weisenburger Director

January 29, 2013	January 29, 2013

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez (Attorney-in-fact)	Arnaldo Perez (Attorney-in-fact)

January 29, 2013	January 29, 2013

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 17, 2013 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.12	Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	2/25/04

4.13	Specimen Ordinary Share Certificate.	S-3	4.1	7/2/09

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2*	Amendment to the Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.2	2/25/04

10.3	Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Banc of America Securities Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.4	7/1/11

10.4*	Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.4	2/27/98

10.5*	Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.	10-K	10.5	2/25/99

10.6*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	2/27/98

10.7*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	3/30/07

10.8*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	2/22/91

10.9*	Executive Long-term Compensation Agreement, dated as of January 16, 1998, between Robert H. Dickinson and Carnival Corporation.	10-K	10.2	2/27/98

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.10*	Consulting Agreement/ Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.11*	First Amendment to Consulting Agreement/ Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	2/25/93

10.12*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.13*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.14*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	4/2/09

10.15*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	2/28/00

10.16*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	2/28/01

10.17*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	2/28/00

10.18*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	3/30/07

10.19*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	2/28/01

10.20*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	2/28/02

10.21*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	3/30/07

10.22*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	6/30/09

10.23*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.3	4/2/09

10.24*	Agreement with Pier Luigi Foschi.	8-K	10.1	9/1/09

10.25	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	7/12/02

10.26*	Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.	10-Q	10.1	10/7/05

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.27*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	3/28/06

10.28*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/14/03

10.29*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	4/14/03

10.30*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

10.31*	Form of Carnival Corporation Performance-Based Restricted Stock Unit Agreement.	10-Q	10.1	4/1/11

10.32*	Carnival Cruise Lines Management Incentive Plan.				X

10.33*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	4/8/04

10.34*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	4/8/04

10.35*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/8/04

10.36*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/7/05

10.37*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	10/7/05

10.38*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.60	1/29/08

10.39*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.61	1/29/08

10.40*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.8	10/7/05

10.41*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Unit.	10-Q	10.2	7/1/11

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.42*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Award Agreement.	10-Q	10.3	7/1/11

10.43*	Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.	10-Q	10.2	3/28/06

10.44*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	3/28/06

10.45*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.67	1/29/08

10.46*	Princess Cruises Chief Executive Officer Supplemental Retirement Plan – 2008 restatement.	10-Q	10.6	4/2/09

10.47*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	3/30/07

10.48*	Carnival Corporation 2011 Stock Plan	10-Q	10.1	7/1/11

10.49*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.4	4/2/09

10.50*	Form of Carnival plc Performance-Based Restricted Stock Unit Agreement	10-Q	10.2	4/1/11

10.51*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.52*	Form of Executive Restricted Stock Agreement for Executives with Long-term Compensation Agreements.	10-Q	10.5	4/2/09

10.53*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for the CEO, COO and CFO.				X

10.54*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	3/28/08

10.55*	Amended and Restated Executive Long-term Compensation Agreement dated January 15, 2008, between Carnival Corporation and Howard S. Frank.	10-Q	10.3	3/28/08

10.56*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.7	4/2/09

10.57*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.8	4/2/09

10.58*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.9	4/2/09

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.59*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/1/10

10.60*	Carnival Corporation & plc Stock Ownership Policy for Section 16 Officers.	10-Q	10.2	4/1/10

10.61*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/1/10

10.62*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	7/1/10

10.63*	Form of Executive Restricted Stock Agreement for Executives with Executive Long-term Compensation Agreements for Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/12

10.64*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	3/30/12

10.65*	2011-1 Amendment to Princess Cruises Chief Executive Officer Supplemental Retirement Plan.	10-Q	10.3	3/30/12

10.66*	2011-2 Amendment to Princess Cruises Chief Executive Officer Supplemental Retirement Plan.	10-Q	10.4	3/30/12

Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Annual report to security holders

13	Portions of 2012 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Power of attorney

24	Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2012 joint Annual Report on Form 10-K and any future amendments on their behalf.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file

101	The financial statements from Carnival Corporation & plc’s joint Annual Report on Form 10-K for the year ended November 30, 2012, as filed with the SEC on January 29, 2013 formatted in XBRL, are as follows:				X

	(i) the Consolidated Statements of Income for the years ended November 30, 2012, 2011 and 2010;				X

	(ii) the Consolidated Balance Sheets at November 30, 2012 and 2011;				X

	(iii) the Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010;				X

	(iv) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2012, 2011 and 2010; and				X

	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.