Form 10-Q
period 2013-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2013-04-03
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 21, 2013, Carnival Corporation had outstanding 592,007,964 shares of Common Stock, $0.01 par value.

At March 21, 2013, Carnival plc had outstanding 215,485,532 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 592,007,964 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended February 28/29,
	2013	2012
Revenues
Cruise
Passenger tickets	$2,740	$2,764
Onboard and other	844	809
Tour and other	9	9

	3,593	3,582

Operating Costs and Expenses
Cruise
Commissions, transportation and other	617	661
Onboard and other	127	126
Fuel	559	592
Payroll and related	460	442
Food	243	240
Other ship operating	579	619
Tour and other	14	14

	2,599	2,694
Selling and administrative	460	421
Depreciation and amortization	389	376
Ibero goodwill and trademark impairment charges	-	173

	3,448	3,664

Operating Income (Loss)	145	(82)

Nonoperating (Expense) Income
Interest income	2	3
Interest expense, net of capitalized interest	(83)	(88)
Unrealized (losses) gains on fuel derivatives, net	(28)	21
Other income, net	3	5

	(106)	(59)

Income (Loss) Before Income Taxes	39	(141)
Income Tax (Expense) Benefit, Net	(2)	2

Net Income (Loss)	$37	$(139)

Earnings (Loss) Per Share
Basic	$0.05	$(0.18)

Diluted	$0.05	$(0.18)

Dividends Declared Per Share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in millions)

	Three Months Ended February 28/29,
	2013	2012
Net Income (Loss)	$37	$(139)

Items Included in Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(208)	147
Other	16	(5)

Other Comprehensive (Loss) Income	(192)	142

Total Comprehensive (Loss) Income	$(155)	$3

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	February 28, 2013	November 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$476	$465
Trade and other receivables, net	400	270
Insurance recoverables	337	460
Inventories	383	390
Prepaid expenses and other	196	236

Total current assets	1,792	1,821

Property and Equipment, Net	31,726	32,137
Goodwill	3,143	3,174
Other Intangibles	1,303	1,314
Other Assets	711	715

	$38,675	$39,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$122	$56
Current portion of long-term debt	1,643	1,678
Accounts payable	570	549
Dividends payable	194	583
Claims reserve	440	553
Accrued liabilities and other	798	845
Customer deposits	3,015	3,076

Total current liabilities	6,782	7,340

Long-Term Debt	7,622	7,168
Other Long-Term Liabilities	748	724
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 650 shares at 2013 and 649 shares at 2012 issued	7	6
Ordinary shares of Carnival plc, $1.66 par value; 215 shares at 2013 and 2012 issued	357	357
Additional paid-in capital	8,277	8,252
Retained earnings	18,322	18,479
Accumulated other comprehensive loss	(399)	(207)
Treasury stock, 58 shares at 2013 and 55 shares at 2012 of Carnival Corporation and 32 shares at 2013 and 33 shares at 2012 of Carnival plc, at cost	(3,041)	(2,958)

Total shareholders’ equity	23,523	23,929

	$38,675	$39,161

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended February 28/29,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$37	$(139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	389	376
Ibero goodwill and trademark impairment charges	-	173
Losses (gains) on fuel derivatives, net	28	(21)
Share-based compensation	18	14
Other, net	19	41
Changes in operating assets and liabilities
Receivables	(134)	(22)
Inventories	5	(4)
Insurance recoverables, prepaid expenses and other	76	6
Accounts payable	23	(62)
Claims reserves, accrued and other liabilities	(23)	10
Customer deposits	(39)	(50)

Net cash provided by operating activities	399	322

INVESTING ACTIVITIES
Additions to property and equipment	(241)	(267)
Proceeds from sale of ships	70	46
Other, net	4	(27)

Net cash used in investing activities	(167)	(248)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	67	257
Principal repayments of long-term debt	(612)	(112)
Proceeds from issuance of long-term debt	1,000	-
Dividends paid	(582)	(194)
Purchases of treasury stock	(113)	-
Sales of treasury stock	35	-
Other, net	2	(1)

Net cash used in financing activities	(203)	(50)

Effect of exchange rate changes on cash and cash equivalents	(18)	(3)

Net increase in cash and cash equivalents	11	21
Cash and cash equivalents at beginning of period	465	450

Cash and cash equivalents at end of period	$476	$471

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – General

The consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries, they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as “Carnival Corporation & plc,” “our,” “us” and “we.”

The Consolidated Balance Sheet at February 28, 2013, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows for the three months ended February 28/29, 2013 and 2012 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2012 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Cruise passenger ticket revenues include fees and taxes levied by governmental authorities and collected by us from our guests. The portion of these fees and taxes included in passenger ticket revenues and commissions, transportation and other costs were $139 million and $127 million for the three months ended February 28/29, 2013 and 2012, respectively.

During the three months ended February 28/29, 2013 and 2012, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $225 million and $236 million, respectively, and are substantially all included in other ship operating expenses.

NOTE 2 – Debt

At February 28, 2013, our unsecured short-term borrowings consisted of euro-denominated commercial paper of $76 million and euro bank loans of $46 million, with an aggregate weighted-average interest rate of 0.2%.

In December 2012, we issued $500 million of unsecured publicly-traded notes, which bear interest at 1.9% and are due in December 2017. We used the net proceeds of these notes for general corporate purposes.

In February 2013, we issued $500 million of unsecured publicly-traded notes, which bear interest at 1.2% and are due in February 2016. The proceeds were used to repay a like amount of unsecured floating rate export credit facilities prior to their maturity dates through 2022.

NOTE 3 – Contingencies

Litigation

As a result of the January 2012 Costa Concordia incident (“2012 Ship Incident”), litigation claims, enforcement actions, regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us. The existing assertions are in their initial stages and there are significant jurisdictional uncertainties. The ultimate outcome of these matters cannot be determined at this time. However, we do not expect these matters to have a significant impact on our results of operations because we have insurance coverage for these types of third-party claims.

Additionally, in the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. Management believes the ultimate outcome of these claims and lawsuits will not have a material adverse impact on our consolidated financial statements.

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At February 28, 2013, Carnival Corporation had estimated contingent obligations totaling $407 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of February 28, 2013, be responsible for a termination payment of $33 million. In 2017, we have the right to exercise options that would terminate these LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances, we would incur additional costs, although we estimate that they would not be material to our consolidated financial statements. For the two financial institution payment undertakers subject to this AA- credit rating threshold, one has a credit rating of AA and the other has a credit rating of AA-. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $38 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

Contingent Obligations – Indemnifications

Some of the debt contracts that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes and changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses, and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a significant impact on the fair values of our financial instruments at February 28, 2013 and November 30, 2012. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair values presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2013			November 30, 2012
	Carrying	Fair Value		Carrying	Fair Value
	Value	Level 1	Level 2	Value	Level 1	Level 2
Assets
Cash and cash equivalents (a)	$274	$274	$-	$269	$269	$-
Long-term other assets (b)	44	1	40	39	1	36

Total	$318	$275	$40	$308	$270	$36

Liabilities
Fixed rate debt (c)	$6,142	$-	$6,703	$5,195	$-	$5,825
Floating rate debt (c)	3,245	-	3,237	3,707	-	3,706

Total	$9,387	$-	$9,940	$8,902	$-	$9,531

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At February 28, 2013 and November 30, 2012, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at February 28, 2013 and November 30, 2012 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at February 28, 2013 and November 30, 2012 being slightly higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2013		November 30, 2012
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents (a)	$202	$-	$196	$-
Restricted cash (b)	25	-	28	-
Marketable securities held in rabbi trusts (c)	111	10	104	16
Derivative financial instruments (d)	-	39	-	48

Total	$338	$49	$328	$64

Liabilities
Derivative financial instruments (d)	$-	$49	$-	$43

Total	$-	$49	$-	$43

(a)	Cash equivalents are comprised of money market funds.
(b)	Restricted cash is comprised of money market funds.
(c)	Level 1 and 2 marketable securities are held in rabbi trusts and are primarily comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia and Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2012	$1,898	$1,276	$3,174
Foreign currency translation adjustment	-	(31)	(31)

Balance at February 28, 2013	$1,898	$1,245	$3,143

At July 31, 2012, all of our cruise brands carried goodwill, except for Ibero Cruises (“Ibero”) and Seabourn. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired. At February 28, 2013, accumulated goodwill impairment charges were $153 million.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2012	$927	$372	$1,299
Foreign currency translation adjustment	-	(11)	(11)

Balance at February 28, 2013	$927	$361	$1,288

As of July 31, 2012, we also performed our annual trademark impairment review for our cruise brands that have significant trademarks recorded, which are AIDA Cruises (“AIDA”), P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). No trademarks were considered to be impaired at that time.

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

At February 28, 2013 and November 30, 2012, our intangible assets subject to amortization are not significant to our consolidated financial statements.

Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of fixed and floating rate debt. In addition, we utilize our fuel derivatives program to mitigate a portion of the risk to our future cash flows attributable to potential fuel price increases, which we define as our “economic risk.” Our policy is to not use any financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value. The changes in fair value are recognized currently in earnings if the derivatives do not qualify as effective hedges, or if we do not seek to qualify for hedge accounting treatment, such as for our fuel derivatives. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (“AOCI”) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair values of all our derivative contracts as either current or long-term, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in our Consolidated Statements of Cash Flows in the same category as the item being hedged. Our cash flows related to fuel derivatives are classified within investing activities.

The estimated fair values of our derivative financial instruments and their location on the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	February 28, 2013	November 30, 2012
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$1	$1
	Other assets – long-term	5	6
Foreign currency zero cost collars (b)	Prepaid expenses and other	10	11
	Other assets – long-term	17	5
Interest rate swaps (c)	Prepaid expenses and other	1	-

		34	23

Derivatives not designated as hedging instruments
Fuel (d)	Other assets – long-term	5	25

Total derivative assets		$39	$48

Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (c)	Accrued liabilities and other	$7	$7
	Other long-term liabilities	16	17

		23	24

Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	11	16
	Other long-term liabilities	15	3

		26	19

Total derivative liabilities		$49	$43

(a)	At February 28, 2013 and November 30, 2012, we had foreign currency forwards totaling $129 million and $235 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At February 28, 2013, the $129 million of outstanding foreign currency forwards mature through July 2017.
(b)	At February 28, 2013 and November 30, 2012, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)	We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At February 28, 2013 and November 30, 2012, these interest rate swap agreements effectively changed $257 million and $269 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps settle through February 2022. In addition, at February 28, 2013, we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. These interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.
(d)	At February 28, 2013, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2017. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2012, we had fuel derivatives consisting of zero cost collars on Brent to cover a portion of our estimated fuel consumption through 2016. There were no realized gains or losses recognized in the three months ended February 28/29, 2013 and 2012 on our fuel derivatives.

The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended February 28/29,
	2013	2012

Net investment hedges	$(3)	$1
Foreign currency zero cost collars – cash flow hedges	$13	$-
Interest rate swaps – cash flow hedges	$2	$(7)

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At February 28, 2013 and November 30, 2012, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of February 28, 2013 and November 30, 2012 and for the three months ended February 28/29, 2013 and 2012 where such impacts were not significant.

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

Operational and Investment Currency Risks

Our European and Australian cruise brands subject us to foreign currency translation risk related to the euro, sterling and Australian dollar because these brands generate significant revenues and incur significant expenses in euro, sterling or the Australian dollar. Accordingly, exchange rate fluctuations of the euro, sterling and Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any weakening of the U.S. dollar against these foreign currencies has the financial statement effect of increasing the U.S. dollar values reported for cruise revenues and expenses. Any strengthening of the U.S. dollar has the opposite effect.

Most of our brands also have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and primarily includes the euro, sterling and Australian, Canadian and U.S. dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses. Accordingly, these brands’ revenues and expenses in non-functional currencies create some degree of natural offset for recognized transactional currency gains and losses due to currency exchange movements.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, principally sterling. As of February 28, 2013 and November 30, 2012, we have designated $1.7 billion and $1.8 billion of our foreign currency intercompany payables, respectively, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $332 million and $243 million of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI at February 28, 2013 and November 30, 2012, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three months ended February 28/29, 2013 and 2012, we recognized foreign currency nonderivative transaction gains (losses) of $89 million and $(60) million, respectively, in the cumulative translation adjustment component of AOCI.

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, currency exchange rate correlation, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction payments.

In June 2012, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of Royal Princess’ euro-denominated shipyard payments. These collars mature in May 2013 at a weighted-average ceiling rate of $1.30 to the euro, or $560 million, and a weighted-average floor rate of $1.19 to the euro, or $512 million. If the spot rate is between these two rates on the date of maturity, then we would not owe or receive any payments under these collars.

In July 2012, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of P&O Cruises (UK) newbuild’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $277 million, and a weighted-average floor rate of £0.77 to the euro, or $257 million. If the spot rate is between these two rates on the date of maturity, then we would not owe or receive any payments under these collars.

At February 28, 2013, substantially all of our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild construction payments for Regal Princess and a portion of P&O Cruises (UK)’s newbuild, which represent a total commitment of $1.1 billion.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio as to whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps, the issuance of new debt or the early retirement of existing debt. At February 28, 2013, 63% and 37% (61% and 39% at November 30, 2012) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Fuel Price Risks

Our exposure to market risk for changes in fuel prices substantially all relate to the consumption of fuel on our ships. We use our fuel derivatives program to mitigate a portion of our economic risk attributable to potential fuel price increases. We designed our fuel derivatives program to maximize operational flexibility by utilizing derivative markets with significant trading liquidity and our program currently consists of zero cost collars on Brent.

All of our derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges, however hedge accounting is not applied. As part of our fuel derivatives program, we will continue to evaluate various derivative products and strategies.

At February 28, 2013, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2013 (Q2-Q4)
	November 2011	1,584	$74	$132
	February 2012	1,584	$98	$127
	March 2012	3,168	$100	$130

		6,336			40%

Fiscal 2014

	November 2011	2,112	$71	$128
	February 2012	2,112	$88	$125
	June 2012	2,376	$71	$116

		6,600			32%

Fiscal 2015

	November 2011	2,160	$71	$125
	February 2012	2,160	$80	$125
	June 2012	1,236	$74	$110

		5,556			27%

Fiscal 2016

	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120

		5,724			27%

Fiscal 2017

	February 2013	3,276	$80	$115	16%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not significant at February 28, 2013, is the replacement cost, net of any collateral received, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

We also monitor the creditworthiness of travel agencies and tour operators in Europe and credit card providers to which we extend credit in the normal course of our business. Our credit exposure includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in most of Europe where we are obligated to extend credit in a like amount to these guests even if we do not receive payment from the travel agents or tour operators. Concentrations of credit risk associated with these receivables and contingent obligations are not considered to be material, primarily due to the large number of unrelated accounts within our customer base, the amount of these contingent obligations and their short maturities. We have experienced only minimal credit losses on our trade receivables and related contingent obligations. We do not normally require collateral or other security to support normal credit sales.

NOTE 5 – Segment Information

We have three reportable cruise segments that are comprised of our (1) North America cruise brands, (2) EAA cruise brands and (3) Cruise Support. In addition, we have a Tour and Other segment. Our segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the Chairman of the Boards of Directors and Chief Executive Officer of Carnival Corporation and Carnival plc. Decisions to allocate resources and assess performance for Carnival Corporation & plc are made by the CODM upon review of the segment results across all of our cruise brands and other segments.

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa Cruises (“Costa”), Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and two of our ships that we charter to an unaffiliated entity.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended February 28/29,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2013
North America Cruise Brands	$2,124	$1,530	$261	$228	$-	$105
EAA Cruise Brands	1,434	1,052	164	146	-	72
Cruise Support	26	3	33	5	-	(15)
Tour and Other	9	14	2	10	-	(17)

	$3,593	$2,599	$460	$389	$-	$145

2012
North America Cruise Brands	$2,082	$1,510	$237	$221	$-	$114
EAA Cruise Brands	1,466	1,153	154	138	173	(152)
Cruise Support	25	17	28	7	-	(27)
Tour and Other	9	14	2	10	-	(17)

	$3,582	$2,694	$421	$376	$173	$(82)

NOTE 6 – Earnings (Loss) Per Share

Our basic and diluted earnings (loss) per share were computed as follows (in millions, except per share data):

	Three Months Ended February 28/29,
	2013	2012

Net income (loss) for basic and diluted earnings (loss) per share	$37	$(139)

Weighted-average common and ordinary shares outstanding	776	778
Dilutive effect of equity plans	2	-

Diluted weighted-average shares outstanding	778	778

Basic and diluted earnings (loss) per share	$0.05	$(0.18)

Anti-dilutive equity awards excluded from diluted earnings (loss) per share computations	5	13

NOTE 7 – Shareholders’ Equity

During the three months ended February 28, 2013, we repurchased 2.1 million shares of Carnival Corporation common stock for $78 million under our general repurchase authorization program (“Repurchase Program”). There were 225 thousand shares of Carnival Corporation common stock repurchased for $8.1 million under the Repurchase Program from March 1, 2013 through March 21, 2013. At March 21, 2013, the remaining availability under the Repurchase Program was $991 million.

During the three months ended February 28, 2013, Carnival Investments Limited, a subsidiary of Carnival Corporation, sold 0.9 million shares of Carnival plc ordinary shares for net proceeds of $35 million. Substantially all of the net proceeds from these sales were used to purchase 0.9 million shares of Carnival Corporation common stock. Pursuant to a general stock swap authorization (“Stock Swap”) program, we sold these Carnival plc ordinary shares owned by Carnival Investments Limited, only to the extent we were able to purchase shares of Carnival Corporation in the U.S. on at least an equivalent basis under our Stock Swap program.

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

Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share (“EPS”); net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; costs per available lower berth day (“ALBD”); estimates of ship depreciable lives and residual values; liquidity; goodwill and trademark fair values; and outlook. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. These factors include, but are not limited to, the following:

•	general economic and business conditions;
•	increases in fuel prices;
•

incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and other incidents affecting the health, safety, security and satisfaction of guests and crew;

•	the international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel;
•	negative publicity concerning the cruise business in general or us in particular, including any adverse environmental impacts of cruising;
•	litigation, enforcement actions, fines or penalties;
•	economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;
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

•	disruptions and other damages to our information technology and other networks and operations, and breaches in data security;
•	failure to keep pace with developments in technology;
•	competition from and overcapacity in the cruise ship or land-based vacation industry;
•	loss of key personnel or our ability to recruit or retain qualified personnel;
•	union disputes and other employee relation issues;
•	disruptions in the global financial markets or other events that may negatively affect the ability of our counterparties and others to perform their obligations to us;
•	the continued strength of our cruise brands and our ability to implement our brand strategies;
•	our international operations are subject to additional risks not generally applicable to our U.S. operations;
•	geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect;
•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
•	fluctuations in foreign currency exchange rates;
•

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

•	risks associated with the dual listed company arrangement; and
•	uncertainties of foreign legal systems as Carnival Corporation and Carnival plc are not U.S. corporations.

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

Outlook

On March 15, 2013, we said that we expected our non-GAAP diluted EPS for the 2013 second quarter and full year would be in the ranges of $0.04 to $0.08 and $1.80 to $2.10, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2013 second quarter and full year guidance was based on fuel prices of $688 per metric ton and $691 per metric ton, respectively. In addition, this 2013 second quarter and full year guidance was based on currency rates of $1.31 to the euro, $1.50 and $1.52 to the sterling and $1.03 to the Australian dollar. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

As previously announced, due to the recent voyage disruptions we are conducting a fleetwide comprehensive operational review to assess our needs to further enhance the level of onboard operating redundancies, as well as the scope of hotel services that can operate on emergency power. In addition, we are applying lessons learned to better enhance our fire prevention, detection and suppression systems. The first implementations stemming from this review are currently underway on Carnival Triumph and Carnival Sunshine because these ships are in dry-dock now. We are in the early stages of our review and, accordingly, we have not yet fully quantified the amounts and timing of the capital expenditures and operational expenses that we expect to incur over the next several years for these vessel enhancements. However, we have included a preliminary estimate for operational expenses of $0.05 per share in our 2013 full year guidance.

We believe it is more meaningful to evaluate our earnings performance by excluding the impact of unrealized gains and losses on fuel derivatives from non-GAAP diluted EPS. Therefore, we do not include any year-to-date impact or future estimates of unrealized gains and losses on fuel derivatives in our non-GAAP EPS guidance. However, we do forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period. Based on this approach and current prices, we are not forecasting any realized gains or losses for 2013 under our current fuel derivatives portfolio.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above including, but not limited to, general economic and business conditions, increases in fuel prices, incidents, spread of contagious diseases, adverse weather conditions, geo-political events, negative publicity and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statement together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in Carnival Corporation & plc’s 2012 joint Annual Report on Form 10-K (“2012 Form 10-K”).

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

Statistical Information

	Three Months Ended
	February 28/29,
	2013	2012
Passengers carried (in thousands)	2,305	2,262
Occupancy percentage (a)	104.0%	105.3%
Fuel consumption in metric tons (in thousands)	827	837
Fuel consumption in metric tons per ALBD	0.046	0.048
Fuel cost per metric ton consumed	$677	$707
Currencies
U.S. dollar to €1	$1.33	$1.31
U.S. dollar to £1	$1.58	$1.56
U.S. dollar to Australian dollar	$1.04	$1.04

(a)	In accordance with cruise business practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 28, 2013 (“2013”) Compared to the Three Months Ended February 29, 2012 (“2012”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 76% of our 2013 total revenues. Cruise passenger ticket revenues decreased by $24 million to $2.7 billion in 2013 from $2.8 billion in 2012. This decrease was caused by a decrease in cruise ticket pricing, which accounted for $77 million, a 1.2 percentage point decrease in occupancy, which accounted for $32 million, and a decrease in air transportation revenues from guests who purchased their tickets from us. These decreases were partially offset by our 3.9% capacity increase in ALBDs, which accounted for $107 million (see “Key Performance Non-GAAP Financial Indicators”).

The remaining 24% of 2013 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $35 million, or 4.4%, to $844 million in 2013 from $809 million in 2012. This increase was substantially all due to our 3.9% capacity increase in ALBDs, which accounted for $31 million. Onboard and other revenues included concession revenues of $249 million in 2013 and $238 million in 2012.

North America Brands

Cruise passenger ticket revenues made up 74% of our 2013 total revenues. Cruise passenger ticket revenues increased slightly to $1.6 billion in 2013 from $1.5 billion in 2012. This increase was caused by our 3.1% capacity increase in ALBDs, which accounted for $48 million, partially offset by a decrease in cruise ticket pricing, which accounted for $20 million.

The remaining 26% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased by $25 million, or 4.8%, to $561 million in 2013 from $536 million in 2012. This increase was caused by our 3.1% capacity increase in ALBDs, which accounted for $17 million, and higher onboard spending by our guests, which accounted for $12 million. Onboard and other revenues included concession revenues of $163 million in 2013 and $156 million in 2012.

EAA Brands

Cruise passenger ticket revenues made up 82% of our 2013 total revenues. Cruise passenger ticket revenues decreased 3.3% and remained at $1.2 billion in both 2013 and 2012. This decrease was caused by a decrease in cruise ticket pricing, which accounted for $57 million, a 2.4 percentage point decrease in occupancy, which accounted for $29 million, and a decrease in air transportation revenues from guests who purchase their tickets from us, which also accounted for $29 million. These decreases were partially offset by our 5.1% capacity increase in ALBDs, which accounted for $62 million, and the weaker U.S. dollar against the euro and sterling (referred to as “Currency Impact”), which accounted for $14 million. Our cruise ticket pricing and occupancy was affected this year by the direct and indirect consequences of the 2012 Ship Incident and the challenging economic environment in Europe.

The remaining 18% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased by $8 million, or 3.1%, to $255 million in 2013 from $247 million in 2012. This increase was caused by our 5.1% capacity increase in ALBDs, which accounted for $13 million. Onboard and other revenues included concession revenues of $86 million in 2013 and $82 million in 2012.

Costs and Expenses

Consolidated

Operating costs and expenses decreased $95 million, or 3.5%, to $2.6 billion in 2013 from $2.7 billion in 2012. This decrease was caused by decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing, the change in our UK brands’ commission structure, and a decrease in air transportation costs related to guests who purchase their tickets from us, which together accounted for $66 million, the nonrecurrence in 2013 of both the 2012 Costa Allegra impairment charge and the 2012 Ship Incident related expenses not covered by insurance, which together accounted for $63 million, lower dry-dock costs, which accounted for $33 million, lower fuel consumption per ALBD, which accounted for $30 million, and lower fuel prices, which accounted for $25 million. These decreases were partially offset by our 3.9% capacity increase in ALBDs, which accounted for $104 million.

Selling and administrative expenses increased $39 million, or 9.1%, to $460 million in 2013 from $421 million in 2012.

Depreciation and amortization expenses increased $13 million, or 3.7%, to $389 million in 2013 from $376 million in 2012.

During 2012, Ibero’s goodwill and trademark were impaired and we recorded charges of $173 million.

Our total costs and expenses as a percentage of revenues decreased to 96% in 2013 from 102% in 2012. Our total costs and expenses as a percentage of revenues, excluding the nonrecurring 2012 Ibero goodwill and trademark impairment charges, decreased to 96% in 2013 from 98% in 2012.

North America Brands

Operating costs and expenses increased slightly and remained at $1.5 billion in both 2013 and 2012. This increase was caused by our 3.1% capacity increase in ALBDs, which accounted for $47 million, and additional costs for voyage disruptions and related expenses, which accounted for $13 million. These increases were partially offset by lower fuel consumption per ALBD, which accounted for $16 million, and a decrease in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchase their tickets from us.

Selling and administrative expenses increased $24 million, or 9.9%, to $261 million in 2013 from $237 million in 2012.

Our total costs and expenses as a percentage of revenues increased to 95% in 2013 from 94% in 2012.

EAA Brands

Operating costs and expenses decreased $101 million, or 8.8%, to $1.1 billion in 2013 from $1.2 billion in 2012. These decreases were principally due to a decrease in commissions, transportation and other related expenses caused by lower cruise ticket pricing, the change in our UK brands’ commission structure, and a decrease in air transportation costs related to guests who purchase their tickets from us, which together accounted for $57 million, the nonrecurrence in 2013 of both the 2012 Costa Allegra impairment charge and the 2012 Ship Incident related expenses, which together accounted for $48 million, lower dry-dock expenses of $24 million, lower fuel prices, which accounted for $17 million, and lower fuel consumption per ALBD, which accounted for $14 million. These decreases were partially offset by our 5.1% capacity increase in ALBDs, which accounted for $58 million.

Selling and administrative expenses increased $10 million, or 6.3%, to $164 million in 2013 from $154 million in 2012.

In 2012, we recorded the Ibero goodwill and trademark impairment charges of $173 million.

Our total costs and expenses as a percentage of revenues decreased to 95% in 2013 from 110% in 2012. Our total costs and expenses as a percentage of revenues, excluding the nonrecurring 2012 Ibero goodwill and trademark impairment charges, decreased to 95% in 2013 from 98% in 2012.

Operating Income (Loss)

Our consolidated operating income increased $227 million to $145 million in 2013 from a consolidated operating loss of $82 million in 2012. Our North America brands’ operating income decreased $9 million to $105 million in 2013 from $114 million in 2012, and our EAA brands’ operating income increased $224 million to $72 million in 2013 from an operating loss of $152 million in 2012. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net unrealized losses on fuel derivatives were $28 million in 2013 compared to $21 million of net unrealized gains in 2012. There were no realized gains or losses recognized in 2013 and 2012.

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

Net revenue yields are commonly used in the cruise business to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air and other transportation, certain other costs that are directly associated with onboard and other revenues and credit card fees. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices and food expenses, once our ship capacity levels have been determined.

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

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2013 period currency exchange rates have remained constant with the 2012 period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

We believe that the impairment charges recognized in 2012 related to Ibero’s goodwill and trademarks are nonrecurring and, therefore, are not an indication of our future earnings performance. As such, we believe it is more meaningful for the impairment charges to be excluded from our net loss and loss per share and, accordingly, we present 2012 non-GAAP net income and non-GAAP EPS excluding these impairment charges.

Under U.S. GAAP, the realized and unrealized gains and losses on fuel derivatives not qualifying as fuel hedges are recognized currently in earnings. We believe that unrealized gains and losses on fuel derivatives are not an indication of our earnings performance since they relate to future periods and may not ultimately be realized in our future earnings. Therefore, we believe it is more meaningful for the unrealized gains and losses on fuel derivatives to be excluded from our net income and EPS and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these unrealized gains and losses. For the three months ended February 29, 2012, non-GAAP diluted weighted-average shares outstanding were 779 million, which includes the dilutive effect of equity plans.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended February 28/29,
		2013 Constant
	2013	Dollar	2012
Passenger ticket revenues	$2,740	$2,725	$2,764
Onboard and other revenues	844	841	809

Gross cruise revenues	3,584	3,566	3,573

Less cruise costs
Commissions, transportation and other	(617)	(613)	(661)
Onboard and other	(127)	(126)	(126)

	(744)	(739)	(787)

Net passenger ticket revenues	2,123	2,112	2,103
Net onboard and other revenues	717	715	683

Net cruise revenues	$2,840	$2,827	$2,786

ALBDs	17,979,235	17,979,235	17,308,535

Gross revenue yields	$199.34	$198.38	$206.40
% decrease vs. 2012	(3.4)%	(3.9)%
Net revenue yields	$157.95	$157.24	$160.93
% decrease vs. 2012	(1.9)%	(2.3)%
Net passenger ticket revenue yields	$118.07	$117.50	$121.47
% decrease vs. 2012	(2.8)%	(3.3)%
Net onboard and other revenue yields	$39.88	$39.75	$39.46
% increase vs. 2012	1.1%	0.7%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended February 28/29,
		2013 Constant
	2013	Dollar	2012
Cruise operating expenses	$2,585	$2,575	$2,680
Cruise selling and administrative expenses	458	455	419

Gross cruise costs	3,043	3,030	3,099

Less cruise costs included in net cruise revenues
Commissions, transportation and other	(617)	(613)	(661)
Onboard and other	(127)	(126)	(126)

Net cruise costs	2,299	2,291	2,312
Less fuel	(559)	(559)	(592)

Net cruise costs excluding fuel	$1,740	$1,732	$1,720

ALBDs	17,979,235	17,979,235	17,308,535

Gross cruise costs per ALBD	$169.24	$168.55	$179.04
% decrease vs. 2012	(5.5)%	(5.9)%
Net cruise costs per ALBD	$127.85	$127.41	$133.57
% decrease vs. 2012	(4.3)%	(4.6)%
Net cruise costs excluding fuel per ALBD	$96.73	$96.30	$99.38
% decrease vs. 2012	(2.7)%	(3.1)%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended February 28/29,
	2013	2012
Net income (loss) - diluted
U.S. GAAP net income (loss)	$37	$(139)
Ibero goodwill and trademark impairment charges	-	173
Unrealized losses (gains) on fuel derivatives, net	28	(21)

Non-GAAP net income	$65	$13

Weighted-average shares outstanding – diluted	778	778

Earnings (loss) per share – diluted
U.S. GAAP earnings (loss) per share	$0.05	$(0.18)
Ibero goodwill and trademark impairment charges	-	0.22
Unrealized losses (gains) on fuel derivatives, net	0.03	(0.02)

Non-GAAP earnings per share	$0.08	$0.02

Net cruise revenues were $2.8 billion in 2013 and 2012. Our 3.9% capacity increase in ALBDs, which accounted for $108 million, was offset by a 2.3% decrease in constant dollar net revenue yields, which accounted for $67 million. The 2.3% decrease in net revenue yields on a constant dollar basis was comprised of a 3.3% decrease in net passenger ticket revenue yields, partially offset by a slight increase in net onboard and other revenue yields. The 3.3% decrease in net passenger ticket revenue yields was driven by our EAA brands’ 5.8% yield decrease as a result of the direct and indirect consequences of the 2012 Ship Incident and the challenging economic environment in Europe. Our North America brands’ net passenger ticket revenue yield decreased 1.5%, which was affected by the indirect consequences of the 2012 Ship Incident. Gross cruise revenues were $3.6 billion in 2013 and 2012 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased slightly and remained at $1.7 billion in both 2013 and 2012. The increase was caused by our 3.9% capacity increase in ALBDs, which accounted for $67 million, partially offset by a 3.1% decrease in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $56 million. The 3.1% decrease in constant dollar net cruise costs excluding fuel per ALBD was caused by the nonrecurrence in 2013 of both the 2012 Costa Allegra impairment charge and the 2012 Ship Incident related expenses, and lower dry-dock costs.

Fuel costs decreased $33 million, or 5.5%, to $559 million in 2013 from $592 million in 2012. This was caused by lower fuel consumption per ALBD, which accounted for $30 million, and lower fuel prices, which accounted for $25 million, partially offset by our 3.9% capacity increase in ALBDs, which accounted for $23 million.

Gross cruise costs decreased $56 million, or 1.8%, to $3.0 billion in 2013 from $3.1 billion in 2012 for principally the same reasons as discussed above.

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

Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, debt service requirements, working capital needs and other firm commitments over the next several years. However, as we intend to continue to return all of our free cash flow to shareholders, we expect to issue debt in the future to supplement our committed ship financings in order to repay certain of our debt as it matures. We believe that our ability to generate significant operating cash flows and our strong balance sheet as evidenced by our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain such debt financing. However, our future operating cash flows and our ability to issue debt can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If our long-term senior unsecured credit ratings were to be downgraded, our access to, and cost of, debt financing may also be negatively impacted.

At February 28, 2013, we had a working capital deficit of $5.0 billion. This deficit included $3.0 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our February 28, 2013 working capital deficit also included $1.8 billion of current debt obligations, which are substantially related to our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due in most financial credit market environments. We also have our revolving credit facility available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding customer deposits and current debt obligations from our February 28, 2013 working capital deficit balance, our non-GAAP adjusted working capital deficit was only $210 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

At November 30, 2012, the U.S. dollar was $1.60 to sterling, $1.30 to the euro and $1.05 to the Australian dollar. Had these November 30, 2012 currency exchange rates been used to translate our February 28, 2013 non-U.S. dollar functional currency operations’ assets and liabilities instead of the February 28, 2013 U.S. dollar exchange rates of $1.51 to sterling, $1.31 to the euro and $1.02 to the Australian dollar, our total assets and liabilities would have been higher by $195 million and $50 million, respectively.

Sources and Uses of Cash

Our business provided $399 million of net cash from operations during the three months ended February 28, 2013, an increase of $77 million, or 24%, compared to $322 million for the same period in 2012. This increase was caused by more cash being provided from our operating results.

During the three months ended February 28, 2013, our expenditures for capital projects were $241 million, of which $60 million was spent on our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $150 million for ship improvements and replacements and $31 million for information technology and other assets. Furthermore, in February 2013, we sold three of our Seabourn ships and received $70 million in cash proceeds, which represented substantially all of the sales price.

During the first quarter of 2013, we borrowed a net $67 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the three months ended February 28, 2013, we issued $1.0 billion of unsecured publicly-traded notes, of which $500 million was used to repay a like amount of unsecured floating rate export credit facilities. Furthermore, during the three months ended February 28, 2013 we repaid an additional $112 million of long-term debt. Finally, during the three months ended February 28, 2013 we paid cash dividends of $582 million and purchased $78 million of shares of Carnival Corporation common stock in open market transactions, net of $35 million of treasury stock sales under our Stock Swap program.

Future Commitments and Funding Sources

Our contractual cash obligations as of February 28, 2013 have changed compared to November 30, 2012 primarily as a result of our debt borrowings and repayments and ship progress payments as noted above under “Sources and Uses of Cash.”

The year-over-year percentage increase in our capacity for the second, third and fourth quarters of 2013 are expected to be 2.4%, 3.8% and 3.3%, respectively. The year-over-year percentage increase in our annual capacity for 2013, 2014, 2015 and 2016 is currently expected to be 3.1%, 2.0%, 4.5% and 3.8%, respectively. These percentage increases result primarily from contracted new ships entering service and include Seabourn Pride, Seabourn Spirit and Seabourn Legend leaving the fleet in April 2014, April 2015 and May 2015, respectively, and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.

At February 28, 2013, we had liquidity of $5.9 billion. Our liquidity consisted of $202 million of cash and cash equivalents, which excludes $274 million of cash used for current operations, $2.4 billion available for borrowing under our revolving credit facilities, net of commercial paper borrowings, and $3.3 billion under committed ship financings. Of this $3.3 billion of committed ship financings, $0.8 billion, $1.0 billion, $1.0 billion and $0.4 billion are scheduled to be funded in 2013, 2014, 2015 and 2016, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in “Note 5 – Debt” in the annual consolidated financial statements, which is included within Exhibit 13 to our 2012 joint Annual Report on Form 10-K. At February 28, 2013, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At February 28, 2013, 60% and 40% (58% and 42% at November 30, 2012) of our debt was U.S. dollar and euro-denominated, respectively, including the effect of foreign currency swaps.

During the three months ended February 28, 2013, we entered into zero cost collar fuel derivatives for 5.4 million barrels of Brent to cover a portion of our estimated fuel consumption for 2016 and 2017. See “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these fuel derivatives. At February 28, 2013, the estimated fair value of our outstanding fuel derivative contracts was a net liability of $21 million.

During the three months ended February 28, 2013, we entered into interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At February 28, 2013, these fair value hedges effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt.

For a further discussion of our hedging strategies and market risks see “Note 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations within Exhibit 13 to our joint 2012 Annual Report on Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2013, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 26, 2012, a purported class action was filed in the United States District Court for the Northern District of Illinois (Eastern Division) naming as defendants Costa Crociere S.p.A., Carnival Corporation and Carnival plc (Gary Lobaton v. Carnival Corporation, Carnival plc and Costa Crociere S.p.A.). The plaintiff purports to represent an alleged class of the passengers and crew of Costa Concordia who were on board the ship during the 2012 Ship Incident. The plaintiffs allege claims for violation of the Athens Convention Relating to the Carriage of Passengers and their Luggage by Sea, breach of contract, unjust enrichment and negligence. The complaint seeks unspecified monetary and punitive damages, interest and costs, among other things. On January 11, 2013, the defendants filed a motion to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine. The motion has not yet been ruled upon.

On July 5, 2012, an action was filed in the Circuit Court serving Miami-Dade County, Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus Architect, P.A. (Scimone v. Carnival Corp.). The plaintiffs filed the action in connection with the 2012 Ship Incident. The plaintiffs allege claims for negligence, product liability, professional negligence and intentional tort. The complaint seeks economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaint to state a claim for punitive damages. The defendants removed the case to the United States District Court for the Southern District of Florida and moved to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine and the forum selection clauses in Passage Ticket Contracts. The plaintiffs filed a motion to remand the case back to state court. On February 15, 2013, the court granted the motion to remand. On February 25, 2013, the defendants filed a petition for leave to appeal the remand order with the U.S. Court of Appeals for the Eleventh Circuit, which is pending. During the appeal, the case will proceed in the state court.

On July 5, 2012, an action was filed in the Circuit Court serving Miami-Dade County, Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus Architect, P.A. (Abeid-Saba v. Carnival Corp.). The plaintiffs filed the action in connection with the 2012 Ship Incident. The plaintiffs allege claims for maritime negligence, gross negligence, negligence-product defect as to Carnival Corporation, professional negligence in ship design, intentional failure to warn, intentional failure to abandon ship, intentional failure to notify authorities, corporate policies and practice, intentional infliction of emotional distress, negligent retention, fraudulent misrepresentation and fraud in the inducement. The complaint seeks economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaint to state a claim for punitive damages. The defendants removed the case to the United States District Court for the Southern District of Florida and moved to dismiss to Italy based on the forum non conveniens doctrine and the forum selection clauses in Passage Ticket Contracts. The plaintiffs filed a motion to remand the case back to state court. On February 15, 2013, the court granted the motion to remand. On February 25, 2013, the defendants filed a petition for leave to appeal the remand order with the U.S. Court of Appeals for the Eleventh Circuit, which is pending. During the appeal, the case will proceed in the state court.

On July 13, 2012, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., and Costa Crociere S.p.A (Warrick v. Carnival Corp.). The plaintiffs, consisting of five U.S. citizens, filed the action in connection with the 2012 Ship Incident. Three of the plaintiffs were passengers on the ship. The plaintiffs assert claims for fraudulent misrepresentation, maritime negligence, gross negligence, intentional infliction of emotional distress, negligent hiring, fraudulent inducement and deceptive trade practices arising out of the incident, as well as vicarious liability and actual and apparent agency. The remaining two plaintiffs did not sail because one did not have the required visa and the other opted to also stay behind. These two plaintiffs assert claims for breach of contract, fraudulent misrepresentation and unjust enrichment. The complaint seeks economic and compensatory damages, punitive damages, attorneys’ fees, costs and interest. The defendants moved to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine and the forum selection clauses in the plaintiffs’ Passage Ticket Contracts. On February 4, 2013, the court dismissed all claims to Italy based on the forum non conveniens doctrine. The court closed the case on February 6, 2013.

On September 4, 2012, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Costa Cruise Lines Inc., and Costa Crociere S.p.A. (Perez v. Carnival Corp.). The plaintiffs, consisting of 154 individuals, filed the action in connection with the 2012 Ship Incident. The plaintiffs allege claims for negligence, negligent retention, and negligent training (against Carnival only). The defendants moved to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine and the forum selection clauses in Passage Ticket Contracts. On February 22, 2013, the court dismissed all claims to Italy based on the forum non conveniens doctrine. The court closed the case on February 25, 2013.

On January 9, 2013, an action was filed in the Circuit Court serving Miami-Dade County naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Gual v. Carnival Corp.). The defendants have not yet been served with the action. The plaintiffs, consisting of ten Spanish citizens, filed the action in connection with the 2012 Ship Incident. The plaintiffs’ allege claims for maritime negligence, negligent hiring, supervision and retention, negligent training, gross negligence, intentional tortious conduct, intentional infliction of emotional distress, wrongful death under Florida law and breach of contract.

On January 11, 2013, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., and Costa Crociere S.p.A. (Ankhimova v. Carnival Corp.). The defendants have not yet been served with the action. The action was filed by two plaintiffs in connection with the 2012 Ship Incident. The plaintiffs allege claims for negligence, negligent retention, negligent training, gross negligence, maritime negligence, intentional infliction of emotional distress, negligent infliction of emotional distress, and loss of services. The court of its own accord issued an order stating that in light of the dismissals granted in the Giglio Sub and Warrick cases, the case should be administratively closed without prejudice to the plaintiffs to re-file should the dismissals be overturned on appeal.

On January 11, 2013, an action was filed in the United States District Court for the Eastern District of California naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Lynch v. Carnival Corp.). The defendants have not yet been served with the action. The action was filed by two plaintiffs in connection with the 2012 Ship Incident. The plaintiffs allege claims for maritime tort, deceptive trade practice under California Civil Code, intentional tort, fraud in the inducement and punitive conduct, breach of contract, gross negligence and false advertising and deceptive trade practices under California’s Business and Professions Code.

On January 14, 2013, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and John Does 1-10 (King v. Carnival Corp.). The defendants have not yet been served with the action. The action was filed by two plaintiffs in connection with the 2012 Ship Incident. The plaintiffs allege claims for violation of the Athens Convention Relating to the Carriage of Passengers and their Luggage by Sea, breach of contract, negligence, unjust enrichment, punitive damages, negligent infliction of emotional distress, negligent supervision and gross negligence.

On January 24, 2013, Costa was notified by the Chief Prosecutor of Grosseto, Italy of his intention to seek to charge Costa pursuant to Section 25 of Legislative Decree No. 231/2001 (“Law 231”) for acts committed by its employees in connection with the 2012 Ship Incident. If the prosecutor proceeds, he will be required to present his evidence against Costa to a court in a preliminary hearing to be held in the spring of 2013. If the court finds sufficient evidence to support a claim against Costa, the court will order a formal trial that would be expected to commence in the fall of 2013. We believe Costa has meritorious defenses to the claims under Law 231 and that any liability that may arise as a result of these proceedings will not have a material adverse effect on our financial results.

Item 1A.	Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the 2012 Form 10-K, and there has been no material change to these risk factors since the 2012 Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the 2012 Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In September 2007, the Boards of Directors authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program. In January 2013, the Boards of Directors increased the remaining $165 million under the Repurchase Program back to $1 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended February 28, 2013, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
December 1, 2012 through December 31,2012	1,250,000	$37.84	$196
January 1, 2013 through January 31, 2013	845,330	$36.86	$1,000
February 1, 2013 through February 28, 2013	25,000	$35.06	$999

Total	2,120,330	$37.42

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b)	During the three months ended February 28, 2013, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

From December 1, 2012 through March 21, 2013, we repurchased 2.3 million shares of Carnival Corporation common stock for $87 million under the Repurchase Program. At March 21, 2013, the remaining availability under the Repurchase Program was $991 million. In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At March 21, 2013, the remaining availability, under the Stock Swap programs, was 18.1 million Carnival plc ordinary shares and 31.1 million shares of Carnival Corporation common stock.

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to repurchasing a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2013 annual general meeting, or October 10, 2013. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and has 18.1 million shares remaining at March 21, 2013. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and has 31.1 million shares remaining at March 21, 2013. Any sales of Carnival plc shares have been or will be registered under the Securities Act.

From December 1, 2012 through February 28, 2013, Carnival Investments Limited sold 865 thousand ordinary shares of Carnival plc through its sales agent, Goldman Sachs International (“Goldman”), for gross proceeds of $35 million and paid commission fees to Goldman of $246 thousand and other governmental and regulatory transaction fees resulting in total net proceeds of $35 million. Substantially all of the net proceeds of these sales were used to purchase 865 thousand shares of Carnival Corporation common stock as further described below.

During the three months ended February 28, 2013, purchases of Carnival Corporation common stock pursuant to the Stock Swap program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Programs
			(in millions)
December 1, 2012 through December 31, 2012	-	$-	-
January 1, 2013 through January 31, 2013	-	$-	-
February 1, 2013 through February 28, 2013	865,100	$39.03	31.1

Total	865,100	$39.03

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.

During the three months ended February 28, 2013, no Carnival Corporation common stock was sold and no Carnival plc ordinary shares were repurchased under the Stock Swap program.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

32.2*	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3*	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5*	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6*	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, as filed with the SEC on April 3, 2013 formatted in XBRL, are as follows:

(i) the Consolidated Statements of Operations for the three months ended February 28/29, 2013 and 2012;

(ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended February 28/29, 2013 and 2012;

X

	(iii) the Consolidated Balance Sheets at February 28, 2013 and November 30, 2012;				X

	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28/29, 2013 and 2012; and				X

	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Micky Arison	By:/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By:/s/ Howard S. Frank	By:/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: April 3, 2013	Date: April 3, 2013