Form 10-Q
period 2013-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2013-07-02
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              from to

Commission file number: 001-9610	Commission file number: 001-15136

Carnival Corporation (Exact name of registrant as specified in its charter)	Carnival plc (Exact name of registrant as specified in its charter)
Republic of Panama (State or other jurisdiction of incorporation or organization)	England and Wales (State or other jurisdiction of incorporation or organization)

59-1562976 (I.R.S. Employer Identification No.)	98-0357772 (I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428 (Address of principal executive offices) (Zip Code)	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom (Address of principal executive offices) (Zip Code)

(305) 599-2600 (Registrant’s telephone number, including area code)	011 44 20 7940 5381 (Registrant’s telephone number, including area code)

None (Former name, former address and former fiscal year, if changed since last report)	None (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule

12b-2 of the Exchange Act.

Large accelerated filers	☑	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 24, 2013, Carnival Corporation had outstanding 591,568,966 shares of Common Stock, $0.01 par value.	At June 24, 2013, Carnival plc had outstanding 215,508,521 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 591,568,966 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Revenues
Cruise
Passenger tickets	$2,613	$2,675	$5,353	$5,439
Onboard and other	839	844	1,683	1,653
Tour and other	27	19	36	28

	3,479	3,538	7,072	7,120

Operating Costs and Expenses
Cruise
Commissions, transportation and other	506	519	1,123	1,180
Onboard and other	115	128	242	254
Fuel	555	645	1,115	1,237
Payroll and related	454	435	914	877
Food	238	236	481	476
Other ship operating	603	494	1,182	1,113
Tour and other	16	21	30	35

	2,487	2,478	5,087	5,172
Selling and administrative	449	431	908	852
Depreciation and amortization	391	376	780	752
Ibero goodwill and trademark impairment charges	-	-	-	173

	3,327	3,285	6,775	6,949

Operating Income	152	253	297	171

Nonoperating (Expense) Income
Interest income	3	3	5	6
Interest expense, net of capitalized interest	(78)	(87)	(161)	(175)
Unrealized losses on fuel derivatives, net	(31)	(145)	(59)	(124)
Other expense, net	(5)	(10)	(2)	(5)

	(111)	(239)	(217)	(298)

Income (Loss) Before Income Taxes	41	14	80	(127)
Income Tax (Expense) Benefit, Net	-	-	(2)	2

Net Income (Loss)	$41	$14	$78	$(125)

Earnings (Loss) Per Share
Basic	$0.05	$0.02	$0.10	$(0.16)

Diluted	$0.05	$0.02	$0.10	$(0.16)

Dividends Declared Per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Net Income (Loss)	$41	$14	$78	$(125)

Items Included in Other Comprehensive Loss
Change in foreign currency translation adjustment	(72)	(451)	(280)	(303)
Other	(2)	(4)	14	(9)

Other Comprehensive Loss	(74)	(455)	(266)	(312)

Total Comprehensive Loss	$(33)	$(441)	$(188)	$(437)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	May 31, 2013	November 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$711	$465
Trade and other receivables, net	408	270
Insurance recoverables	637	460
Inventories	381	390
Prepaid expenses and other	187	236

Total current assets	2,324	1,821

Property and Equipment, Net	32,481	32,137
Goodwill	3,134	3,174
Other Intangibles	1,298	1,314
Other Assets	742	715

	$39,979	$39,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$14	$56
Current portion of long-term debt	2,000	1,678
Accounts payable	627	549
Dividends payable	194	583
Claims reserve	737	553
Accrued liabilities and other	857	845
Customer deposits	3,626	3,076

Total current liabilities	8,055	7,340

Long-Term Debt	7,848	7,168
Other Long-Term Liabilities	796	724
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 650 shares at 2013 and 649 shares at 2012 issued	7	6
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2013 and 215 shares at 2012 issued	358	357
Additional paid-in capital	8,284	8,252
Retained earnings	18,170	18,479
Accumulated other comprehensive loss	(473)	(207)
Treasury stock, 59 shares at 2013 and 55 shares at 2012 of Carnival Corporation and 32 shares at 2013 and 33 shares at 2012 of Carnival plc, at cost	(3,066)	(2,958)

Total shareholders’ equity	23,280	23,929

	$39,979	$39,161

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended May 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$78	$(125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	780	752
Ibero goodwill and trademark impairment charges	-	173
Losses on fuel derivatives, net	59	124
Share-based compensation	24	22
Other, net	15	34
Changes in operating assets and liabilities
Receivables	(139)	(29)
Inventories	5	(7)
Insurance recoverables, prepaid expenses and other	209	-
Accounts payable	82	(31)
Claims reserves, accrued and other liabilities	(139)	(38)
Customer deposits	582	583

Net cash provided by operating activities	1,556	1,458

INVESTING ACTIVITIES
Additions to property and equipment	(1,447)	(1,997)
Insurance proceeds for the ship	-	508
Proceeds from sale of ships	70	46
Other, net	4	(13)

Net cash used in investing activities	(1,373)	(1,456)

FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(41)	262
Principal repayments of long-term debt	(830)	(327)
Proceeds from issuance of long-term debt	1,837	946
Dividends paid	(777)	(388)
Purchases of treasury stock	(138)	-
Sales of treasury stock	35	-
Other, net	(2)	(10)

Net cash provided by financing activities	84	483

Effect of exchange rate changes on cash and cash equivalents	(21)	(35)

Net increase in cash and cash equivalents	246	450
Cash and cash equivalents at beginning of period	465	450

Cash and cash equivalents at end of period	$711	$900

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

The Consolidated Balance Sheet at May 31, 2013, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and six months ended May 31, 2013 and 2012 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2013 and 2012 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2012 joint Annual Report on Form 10-K (“Form 10-K”). Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Cruise passenger ticket revenues include fees and taxes levied by governmental authorities and collected by us from our guests. The portion of these fees and taxes included in passenger ticket revenues and commissions, transportation and other costs were $116 million and $110 million and $255 million and $237 million for the three and six months ended May 31, 2013 and 2012, respectively.

During the three and six months ended May 31, 2013 and 2012, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $239 million and $196 million and $464 million and $432 million, respectively, and are substantially all included in other ship operating expenses.

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

In March 2013, we borrowed $311 million under an unsecured euro-denominated export credit facility, the proceeds of which were used to pay for a portion of AIDAstella’s purchase price. This floating rate facility is due in semi-annual installments through March 2025.

In May 2013, we borrowed $526 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of Royal Princess’ purchase price. This floating rate facility is due in semi-annual installments through May 2025.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At May 31, 2013, Carnival Corporation had estimated contingent obligations totaling $410 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of May 31, 2013, be responsible for a termination payment of $33 million. In 2017, we have the right to exercise options that would terminate these LILO transactions at no cost to us.

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a significant impact on the fair values of our financial instruments at May 31, 2013 and November 30, 2012. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair values presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2013			November 30, 2012
	Carrying Value	Fair Value		Carrying Value	Fair Value
		Level 1	Level 2		Level 1	Level 2
Assets
Cash and cash equivalents (a)	$277	$277	$-	$269	$269	$-
Long-term other assets (b)	67	1	65	39	1	36

Total	$344	$278	$65	$308	$270	$36

Liabilities
Fixed rate debt (c)	$5,997	$-	$6,460	$5,195	$-	$5,825
Floating rate debt (c)	3,865	-	3,874	3,707	-	3,706

Total	$9,862	$-	$10,334	$8,902	$-	$9,531

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At May 31, 2013 and November 30, 2012, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at May 31, 2013 and November 30, 2012 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. At May 31, 2013 the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at May 31, 2013 being slightly lower than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in active markets. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2013		November 30, 2012
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents (a)	$434	$-	$196	$-
Restricted cash (b)	28	-	28	-
Marketable securities held in rabbi trusts (c)	106	10	104	16
Derivative financial instruments (d)	-	22	-	48

Total	$568	$32	$328	$64

Liabilities
Derivative financial instruments (d)	$-	$72	$-	$43

Total	$-	$72	$-	$43

(a)	Cash equivalents are comprised of money market funds.
(b)	Restricted cash is substantially all comprised of money market funds.
(c)	Level 1 and 2 marketable securities are held in rabbi trusts and are principally comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia and Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2012	$1,898	$1,276	$3,174
Foreign currency translation adjustment	-	(40)	(40)

Balance at May 31, 2013	$1,898	$1,236	$3,134

At July 31, 2012, all of our cruise brands carried goodwill, except for Ibero Cruises (“Ibero”) and Seabourn. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired. At May 31, 2013, accumulated goodwill impairment charges were $153 million.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2012	$927	$372	$1,299
Foreign currency translation adjustment	-	(16)	(16)

Balance at May 31, 2013	$927	$356	$1,283

As of July 31, 2012, we also performed our annual trademark impairment review for our cruise brands that have significant trademarks recorded, which are AIDA Cruises (“AIDA”), P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). No trademarks were considered impaired at that time.

The determination of our cruise brand and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used or if there is a material change in the conditions or circumstances influencing fair values in the future, then we may need to recognize a material impairment charge.

At May 31, 2013 and November 30, 2012, our intangible assets subject to amortization are not significant to our consolidated financial statements.

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

The estimated fair values of our derivative financial instruments and their location on the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	May 31, 2013	November 30, 2012
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$1	$1
	Other assets – long-term	6	6
Foreign currency zero cost collars (b)	Prepaid expenses and other	-	11
	Other assets – long-term	15	5

		22	23

Derivatives not designated as hedging instruments
Fuel (c)	Other assets – long-term	-	25

Total derivative assets		$22	$48

Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (d)	Accrued liabilities and other	$6	$7
	Other long-term liabilities	15	17

		21	24

Derivatives not designated as hedging instruments
Fuel (c)	Accrued liabilities and other	13	16
	Other long-term liabilities	38	3

		51	19

Total derivative liabilities		$72	$43

(a)	At May 31, 2013 and November 30, 2012, we had foreign currency forwards totaling $128 million and $235 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2013, these outstanding foreign currency forwards mature through July 2017.
(b)	At May 31, 2013 and November 30, 2012, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)	At May 31, 2013, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2017. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2012, we had fuel derivatives consisting of zero cost collars on Brent to cover a portion of our estimated fuel consumption through 2016. There were no realized gains or losses recognized in the three and six months ended May 31, 2013 and 2012 on our fuel derivatives.
(d)	We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At May 31, 2013 and November 30, 2012, these interest rate swap agreements effectively changed $255 million and $269 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps settle through February 2022. In addition, at May 31, 2013 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. These interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.

The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive loss were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Net investment hedges	$1	$54	$(2)	$55
Foreign currency zero cost collars – cash flow hedges	$(6)	$-	$7	$-
Interest rate swaps – cash flow hedges	$1	$(4)	$3	$(11)

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At May 31, 2013 and November 30, 2012, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of May 31, 2013 and November 30, 2012 and for the three and six months ended May 31, 2013 and 2012 where such impacts were not significant.

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

Operational and Investment Currency Risks

Our European and Australian cruise brands subject us to foreign currency translation risk related to the euro, sterling and Australian dollar because these brands generate significant revenues and incur significant expenses in euro, sterling or the Australian dollar. Accordingly, exchange rate fluctuations of the euro, sterling and Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for cruise revenues and expenses. Any weakening of the U.S. dollar has the opposite effect.

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

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, principally sterling. At May 31, 2013 and November 30, 2012, we have designated $1.8 billion of our foreign currency intercompany payables as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $350 million and $243 million of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI at May 31, 2013 and November 30, 2012, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and six months ended May 31, 2013 and 2012, we recognized foreign currency nonderivative transaction gains of $18 million ($128 million in 2012) and $107 million ($68 million in 2012), respectively, in the cumulative translation adjustment component of AOCI.

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

In July 2012, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of P&O Cruises (UK) newbuild’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $278 million, and a weighted-average floor rate of £0.77 to the euro, or $257 million. If the spot rate is between these two rates on the date of maturity, then we would not owe or receive any payments under these collars.

In May 2013, we settled our foreign currency zero cost collars that were designated as cash flow hedges for the final euro-denominated shipyard payments of Royal Princess prior to their maturity date, which resulted in an insignificant gain being recognized in other comprehensive loss for the three months ended May 31, 2013. Concurrently with the settlement of these foreign currency zero cost collars, we entered into foreign currency forwards for $552 million that were also designated as cash flow hedges for the final euro-denominated shipyard payments of Royal Princess due in May 2013. These foreign currency forwards settled in May 2013, and we recognized a $6 million gain in other comprehensive loss for the three months ended May 31, 2013.

At May 31, 2013, substantially all of our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild construction payments for Regal Princess and a portion of P&O Cruises (UK)’s newbuild, which represent a total commitment of $1.1 billion.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio as to whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At May 31, 2013, 58% and 42% (61% and 39% at November 30, 2012) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

All of our derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges, however hedge accounting is not applied. As part of our fuel derivatives program, we will continue to evaluate various derivative products and strategies. Accordingly, during the three months ended May 31, 2013 we reduced the spread between the floor and ceiling prices for certain of our fuel derivatives that mature in 2014 and 2015.

At May 31, 2013, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2013 (Q3-Q4)
	November 2011	1,056	$74	$132
	February 2012	1,056	$98	$127
	March 2012	2,112	$100	$130

		4,224			40%

Fiscal 2014
	November 2011	2,112	$85	$114
	February 2012	2,112	$88	$125
	June 2012	2,376	$71	$116
	May 2013	1,728	$85	$108

		8,328			39%

Fiscal 2015
	November 2011	2,160	$80	$114
	February 2012	2,160	$80	$125
	June 2012	1,236	$74	$110
	April 2013	1,044	$80	$111
	May 2013	1,884	$80	$110

		8,484			39%

Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115

		8,724			40%

Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110

		5,304			25%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not significant at May 31, 2013, is the replacement cost, net of any collateral received, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

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

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa Cruises (“Costa”), Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represented the hotel and transportation operations of Holland America Princess Alaska Tours and two of our ships that we chartered to an unaffiliated entity. In April 2013, we sold one of these chartered ships to the unaffiliated entity and recognized a $15 million gain as a reduction of Tour and Other operating expenses during the three months ended May 31, 2013.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2013
North America Cruise Brands (a)	$2,113	$1,487	$254	$228	$-	$144
EAA Cruise Brands	1,327	962	167	147	-	51
Cruise Support	23	33	26	6	-	(42)
Tour and Other (a)	27	16	2	10	-	(1)
Intersegment elimination (a)	(11)	(11)	-	-	-	-

	$3,479	$2,487	$449	$391	$-	$152

2012
North America Cruise Brands (a)	$2,170	$1,519	$238	$220	$-	$193
EAA Cruise Brands	1,338	954	159	140	-	85
Cruise Support	18	(9)	32	6	-	(11)
Tour and Other (a)	19	21	2	10	-	(14)
Intersegment elimination (a)	(7)	(7)	-	-	-	-

	$3,538	$2,478	$431	$376	$-	$253

	Six Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2013
North America Cruise Brands (a)	$4,237	$3,018	$514	$456	$-	$249
EAA Cruise Brands	2,760	2,014	331	293	-	122
Cruise Support	50	36	59	12	-	(57)
Tour and Other (a)	36	30	4	19	-	(17)
Intersegment elimination (a)	(11)	(11)	-	-	-	-

	$7,072	$5,087	$908	$780	$-	$297

2012
North America Cruise Brands (a)	$4,252	$3,028	$475	$441	$-	$308
EAA Cruise Brands	2,804	2,107	314	277	173	(67)
Cruise Support	43	9	59	14	-	(39)
Tour and Other (a)	28	35	4	20	-	(31)
Intersegment elimination (a)	(7)	(7)	-	-	-	-

	$7,120	$5,172	$852	$752	$173	$171

(a)	A portion of the North America cruise brands’ segment revenues include revenues for the tour portion of a cruise when a land tour package is sold along with a cruise by Holland America Line and Princess. These intersegment tour revenues, which are included in our Tour and Other segment, are eliminated directly against the North America cruise brands’ segment revenues and operating expenses in the line “Intersegment elimination.”

NOTE 6 – Earnings (loss) Per Share

Our basic and diluted earnings (loss) per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Net income (loss) for basic and diluted earnings (loss) per share	$41	$14	$78	$(125)

Weighted-average common and ordinary shares outstanding	775	779	775	778
Dilutive effect of equity plans	2	-	2	-

Diluted weighted-average shares outstanding	777	779	777	778

Basic and diluted earnings (loss) per share	$0.05	$0.02	$0.10	$(0.16)

Anti-dilutive equity awards excluded from diluted earnings (loss) per share computations	6	9	5	13

NOTE 7 – Shareholders’ Equity

During the six months ended May 31, 2013, we repurchased 2.8 million shares of Carnival Corporation common stock for $103 million under our general repurchase authorization program (“Repurchase Program”). From June 1, 2013 through June 24, 2013, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased under the Repurchase Program. At June 24, 2013, the remaining availability under the Repurchase Program was $975 million.

During the six months ended May 31, 2013, Carnival Investments Limited, a subsidiary of Carnival Corporation, sold 0.9 million of Carnival plc ordinary shares for net proceeds of $35 million. Substantially all of the net proceeds from these sales were used to purchase 0.9 million shares of Carnival Corporation common stock. Pursuant to our Stock Swap (“Stock Swap”) program, Carnival Corporation sold these Carnival plc ordinary shares owned by Carnival Investments Limited only to the extent it was able to repurchase shares of Carnival Corporation common stock in the U.S. on at least an equivalent basis.

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

Outlook

On June 25, 2013, we said that we expected our non-GAAP diluted EPS for the 2013 third quarter and full year would be in the ranges of $1.25 to $1.33 and $1.45 to $1.65, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2013 third quarter and full year guidance were based on fuel prices of $671 per metric ton. In addition, our 2013 third quarter and full year guidance were based on currency rates of $1.33 and $1.32 to the euro, $0.95 and $0.99 to the Australian dollar, respectively, and $1.56 to the sterling. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

Our 2013 outlook was affected by the decline in cruise ticket pricing at some of our North America and EAA brands. This decline in cruise ticket pricing was driven by the promotional discounting at Carnival Cruise Lines and the challenging economic environment in Europe.

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2012 Form 10-K.

Costa’s 2012 Ship Incident and Carnival Cruise Lines’ 2013 voyage disruptions (“2013 voyage disruptions”), including the associated negative publicity, have resulted in lower cruise ticket pricing from prior levels. However, we believe that these events will not have a material long-term impact on either brand and, accordingly, we believe it is more-likely-than-not that the fair values of these brands exceed their carrying values. At May 31, 2013, Costa’s and Carnival Cruise Lines’ goodwill balance was $511 million and $579 million, respectively. We will be performing our annual goodwill impairment tests as of July 31, 2013, which will include a quantitative test for Costa and Carnival Cruise Lines. See “Note 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional goodwill discussions.

Given the continued weakness of the Spanish economy and its impact on Ibero’s cruise ticket pricing, it is possible that a portion of the net carrying values of Ibero’s three cruise ships and trademarks could become impaired. However, we believe that the Spanish economy will recover over the long-term and alternative guest source markets and ship deployments are available for Ibero’s cruise ships to enable us to recover their carrying values. At May 31, 2013, the net carrying values of Ibero’s three cruise ships and its trademarks were $226 million and $13 million, respectively.

The determination of our cruise brand, cruise ship and trademark fair values include numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill, cruise ships and trademarks have been impaired. However, if there is a material change in assumptions used or if there is a material change in the conditions or circumstances influencing fair values, then we may need to recognize a material impairment charge.

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

Statistical Information

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2013	2012	2013	2012
ALBDs (in thousands) (a) (b)	17,993	17,784	35,972	35,092
Passengers carried (in thousands)	2,364	2,334	4,669	4,596
Occupancy percentage (c)	103.3%	102.6%	103.7%	103.9%
Fuel consumption in metric tons (in thousands)	814	852	1,640	1,689
Fuel consumption in metric tons per ALBD	0.045	0.048	0.046	0.048
Fuel cost per metric ton consumed	$683	$756	$680	$732
Currencies
U.S. dollar to €1	$1.30	$1.31	$1.31	$1.31
U.S. dollar to £1	$1.52	$1.59	$1.55	$1.58
U.S. dollar to Australian dollar	$1.02	$1.03	$1.03	$1.04

(a)	ALBDs is a standard measure of passenger capacity for the period, which we use to perform rate and capacity variance analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.
(b)	For the three months ended May 31, 2013 compared to the three months ended May 31, 2012, we had a 1.2% capacity increase in ALBDs caused by a 4.6% capacity increase in our EAA brands, partially offset by a 1.0% capacity decrease in our North America brands. Our EAA brands’ capacity increase was caused by the addition of two AIDA 2,194-passenger capacity ships and one Costa 2,984-passenger capacity ship, partially offset by the sale of one P&O Cruises (Australia) 1,462-passenger capacity ship. Our North America brands’ capacity decrease was caused by more ship dry-dock days in 2013 compared to 2012, partially offset by the addition of one Carnival Cruise Lines 3,690-passenger capacity ship.

For the six months ended May 31, 2013 compared to the six months ended May 31, 2012, we had a 2.5% capacity increase in ALBDs caused by a 4.8% increase in our EAA brands and a 1.1% increase in our North America brands. Our EAA brands’ capacity increase was principally due to the reasons discussed above for the three months ended May 31, 2013 and 2012 comparison, partially offset by the removal of two Costa ships. Our North America brands’ capacity increase was caused by the addition of one Carnival Cruise Lines 3,690-passenger capacity ship.

(c)	In accordance with cruise business practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2013 (“2013”) Compared to the Three Months Ended May 31, 2012 (“2012”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2013 total revenues. Cruise passenger ticket revenues decreased by $62 million, or 2.3%, to $2.6 billion in 2013 from $2.7 billion in 2012. This decrease was caused by:

•	$81 million - decrease in cruise ticket pricing;

•	$20 million - stronger U.S. dollar against the euro and sterling (referred to as “currency impact”) and

•	$10 million - decrease in air transportation revenues from guests who purchased their tickets from us.

These decreases were partially offset by:

•	$31 million - 1.2% capacity increase in ALBDs and

•	$19 million - slight increase in occupancy.

The remaining 25% of 2013 total revenues were substantially all comprised of onboard and other cruise revenues, which decreased slightly by $5 million to $839 million in 2013 from $844 million in 2012. Onboard and other revenues included concession revenues of $257 million in 2013 and $253 million in 2012.

North America Brands

Cruise passenger ticket revenues made up 74% of our 2013 total revenues. Cruise passenger ticket revenues decreased by $38 million, or 2.4%, to $1.5 billion in 2013 from $1.6 billion in 2012. This decrease was substantially due to a 1.3 percentage point decrease in occupancy, which accounted for $19 million, and our 1.0% capacity decrease in ALBDs, which accounted for $16 million.

The remaining 26% of 2013 total revenues were comprised of onboard and other cruise revenues, which decreased by $23 million, or 4.0%, to $553 million in 2013 from $576 million in 2012. The majority of the decrease was due to a 1.3 percentage point decrease in occupancy, which accounted for $7 million, and our 1.0% capacity decrease in ALBDs, which accounted for $6 million. Onboard and other revenues included concession revenues of $167 million in 2013 and $169 million in 2012.

EAA Brands

Cruise passenger ticket revenues made up 80% of our 2013 total revenues. Cruise passenger ticket revenues decreased by $24 million, or 2.2%, and remained at $1.1 billion in both 2013 and 2012. This decrease was caused by:

•	$80 million - decrease in cruise ticket pricing;

•	$20 million - currency impact and

•	$17 million - decrease in air transportation revenues from guests who purchased their tickets from us.

These decreases were partially offset by:

•	$50 million - 4.6% capacity increase in ALBDs and

•	$48 million - 4.2 percentage point increase in occupancy.

Our cruise ticket pricing decline, which was affected by the challenging economic environment in Europe, was driven by our Northern European brands, partially offset by increases at Costa and P&O Cruises (Australia).

The remaining 20% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased by $13 million, or 5.2%, to $261 million in 2013 from $248 million in 2012. This increase was caused by our 4.6% capacity increase in ALBDs, which accounted for $11 million, and a 4.2 percentage point increase in occupancy, which also accounted for $11 million. These increases were partially offset by lower onboard spending by our guests. Onboard and other revenues included concession revenues of $89 million in 2013 and $84 million in 2012.

Costs and Expenses

Consolidated

Operating costs and expenses increased slightly by $9 million and remained at $2.5 billion in both 2013 and 2012. This increase was caused by:

•	$33 million - additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;

•	$29 million - 1.2% capacity increase in ALBDs;

•

$17 million - nonrecurrence in 2013 of hull and machinery insurance proceeds for the total loss of a ship in excess of its net book value resulting from the 2012 Ship Incident (“Costa’s excess insurance proceeds”);

•	$17 million - nonrecurrence in 2013 of a gain from Cunard’s litigation settlement related to Queen Mary 2’s propulsion pods (“Cunard’s litigation settlement”);

•	$13 million - higher dry-dock costs;

•	$12 million - higher insurance premiums and

•	$18 million - various other operating expenses, net.

These increases were partially offset by:

•	$60 million - lower fuel prices;

•	$37 million - lower fuel consumption per ALBD;

•

$18 million - decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us and

•	$15 million - gain in our Tour and Other segment from the sale of Holland America Line’s former Noordam, which was on charter to an unaffiliated entity.

Selling and administrative expenses increased $18 million, or 4.2%, to $449 million in 2013 from $431 million in 2012.

Depreciation and amortization expenses increased $15 million, or 4.0%, to $391 million in 2013 from $376 million in 2012.

Our total costs and expenses as a percentage of revenues increased to 95.6% in 2013 from 92.8% in 2012.

North America Brands

Operating costs and expenses decreased $36 million, or 2.4%, and remained at $1.5 billion in both 2013 and 2012. This decrease was caused by:

•	$39 million - intersegment transaction related to intersegment insurance reimbursements, which was fully offset in our Cruise Support segment;

•	$32 million - lower fuel prices;

•	$15 million - 1.0% capacity decrease in ALBDs and

•	$14 million - lower fuel consumption per ALBD.

These decreases were partially offset by:

•	$33 million - additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;

•	$9 million - increase in air transportation costs related to guests who purchased their tickets from us and

•	$23 million - various other operating expenses, net.

Our total costs and expenses as a percentage of revenues increased to 93.1% in 2013 from 91.1% in 2012.

EAA Brands

Operating costs and expenses increased slightly by $8 million and remained at $1.0 billion in both 2013 and 2012. This increase was caused by:

•	$44 million - 4.6% capacity increase in ALBDs;

•	$17 million - nonrecurrence in 2013 of Costa’s excess insurance proceeds;

•	$17 million - nonrecurrence in 2013 of a gain from Cunard’s litigation settlement;

•	$16 million - 4.2 percentage point increase in occupancy and

•	$13 million - higher dry-dock costs.

These increases were partially offset by:

•

$31 million - decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$28 million - lower fuel prices;

•	$22 million - lower fuel consumption per ALBD and

•	$14 million - currency impact.

Our total costs and expenses as a percentage of revenues increased to 96.2% in 2013 from 93.6% in 2012.

Operating Income

Our consolidated operating income decreased $101 million to $152 million in 2013 from $253 million in 2012. Our North America brands’ operating income decreased $49 million to $144 million in 2013 from $193 million in 2012, and our EAA brands’ operating income decreased $34 million to $51 million in 2013 from $85 million in 2012. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net unrealized losses on fuel derivatives were $31 million in 2013 compared to $145 million in 2012. There were no realized gains or losses recognized in 2013 and 2012.

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

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2013 periods currency exchange rates have remained constant with the 2012 periods rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the changes in our business in a fluctuating currency exchange rate environment.

We believe that the impairment charges recognized in the six months ended May 31, 2012 related to Ibero’s goodwill and trademarks are special charges and, therefore, are not an indication of our future earnings performance. As such, we believe it is more meaningful for the impairment charges to be excluded from our net loss and loss per share and, accordingly, we present 2012 non-GAAP net income and non-GAAP EPS excluding these impairment charges.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended May 31,
	2013	2013 Constant Dollar	2012

Passenger ticket revenues	$2,613	$2,633	$2,675
Onboard and other revenues	839	843	844

Gross cruise revenues	3,452	3,476	3,519

Less cruise costs
Commissions, transportation and other	(506)	(510)	(519)
Onboard and other	(115)	(116)	(128)

	(621)	(626)	(647)

Net passenger ticket revenues	2,107	2,123	2,156
Net onboard and other revenues	724	727	716

Net cruise revenues	$2,831	$2,850	$2,872

ALBDs	17,993,002	17,993,002	17,783,938

Gross revenue yields	$191.84	$193.17	$197.89
% decrease vs. 2012	(3.1)%	(2.4)%
Net revenue yields	$157.33	$158.41	$161.50
% decrease vs. 2012	(2.6)%	(1.9)%
Net passenger ticket revenue yields	$117.09	$117.98	$121.29
% decrease vs. 2012	(3.5)%	(2.7)%
Net onboard and other revenue yields	$40.24	$40.43	$40.21
% increase vs. 2012	0.1%	0.5%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended May 31,
	2013	2013 Constant Dollar	2012
Cruise operating expenses	$2,471	$2,485	$2,457
Cruise selling and administrative expenses	447	450	429

Gross cruise costs	2,918	2,935	2,886
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(506)	(510)	(519)
Onboard and other	(115)	(116)	(128)

Net cruise costs	2,297	2,309	2,239
Less fuel	(555)	(555)	(645)

Net cruise costs excluding fuel	$1,742	$1,754	$1,594

ALBDs	17,993,002	17,993,002	17,783,938

Gross cruise costs per ALBD	$162.19	$163.11	$162.28
% (decrease) increase vs. 2012	(0.1)%	0.5%
Net cruise costs per ALBD	$127.68	$128.35	$125.88
% increase vs. 2012	1.4%	2.0%
Net cruise costs excluding fuel per ALBD	$96.81	$97.48	$89.63
% increase vs. 2012	8.0%	8.8%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended May 31,
	2013	2012
Net income – diluted
U.S. GAAP net income	$41	$14
Unrealized losses on fuel derivatives, net	31	145

Non-GAAP net income	$72	$159

Weighted-average shares outstanding – diluted	777	779

Earnings per share – diluted
U.S. GAAP earnings per share	$0.05	$0.02
Unrealized losses on fuel derivatives, net	0.04	0.18

Non-GAAP earnings per share	$0.09	$0.20

Net cruise revenues decreased $41 million, or 1.4%, to $2.8 billion in 2013 from $2.9 billion in 2012. This was caused by our 1.9% decrease in constant dollar net revenue yields, which accounted for $55 million, and the currency impact, which accounted for $19 million, partially offset by a 1.2% capacity increase in ALBDs, which accounted for $34 million. The 1.9% decrease in net revenue yields on a constant dollar basis was comprised of a 2.7% decrease in net passenger ticket revenue yields, partially offset by a slight increase in net onboard and other revenue yields. The 2.7% decrease in net passenger ticket revenue yields was driven by our EAA brands’ 3.8% net yield decrease, which was affected by the challenging economic environment in Europe. Our EAA brands’ decline in net passenger ticket revenue yields was driven by our Northern European brands, partially offset by increases at Costa and P&O Cruises (Australia). Our North America brands’ net passenger ticket revenue yields decreased 1.8%, which was primarily driven by the promotional discounting at Carnival Cruise Lines. Gross cruise revenues were $3.5 billion in 2013 and 2012 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased $148 million, or 9.3%, to $1.7 billion in 2013 from $1.6 billion in 2012. The increase was caused by an 8.8% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $141 million, and our 1.2% capacity increase in ALBDs, which accounted for $19 million. The 8.8% increase in constant dollar net cruise costs excluding fuel per ALBD was primarily driven by:

•	$33 million - additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;

•	$17 million - nonrecurrence in 2013 of Costa’s excess insurance proceeds;

•	$17 million - nonrecurrence in 2013 of a gain from Cunard’s litigation settlement;

•	$13 million - higher dry-dock costs and

•	$12 million - higher insurance premiums.

Fuel costs decreased $90 million, or 14.0%, to $555 million in 2013 from $645 million in 2012. This was caused by lower fuel prices, which accounted for $60 million, and lower fuel consumption per ALBD, which accounted for $37 million.

Gross cruise costs increased $32 million, or 1.1%, and remained at $2.9 billion in both 2013 and 2012 for principally the same reasons as discussed above.

Six Months Ended May 31, 2013 (“2013”) Compared to the Six Months Ended May 31, 2012 (“2012”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 76% of our 2013 total revenues. Cruise passenger ticket revenues decreased by $86 million, or 1.6%, and remained at $5.4 billion in both 2013 and 2012. This decrease was caused by a decrease in cruise ticket pricing, which accounted for $158 million, and a decrease in air transportation revenues from guests who purchased their tickets from us, which accounted for $46 million. These decreases were partially offset by our 2.5% capacity increase in ALBDs, which accounted for $136 million.

The remaining 24% of 2013 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $30 million, or 1.8%, and remained at $1.7 billion in both 2013 and 2012. This increase was caused by our 2.5% capacity increase in ALBDs, which accounted for $41 million. Onboard and other revenues included concession revenues of $506 million in 2013 and $491 million in 2012.

North America Brands

Cruise passenger ticket revenues made up 74% of our 2013 total revenues. Cruise passenger ticket revenues decreased slightly by $22 million and remained at $3.1 billion in both 2013 and 2012. This decrease was caused by a decrease in cruise ticket pricing and a slight decrease in occupancy, which each accounted for $26 million. These decreases were partially offset by our 1.1% capacity increase in ALBDs, which accounted for $33 million.

The remaining 26% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased slightly by $3 million and remained at $1.1 billion in both 2013 and 2012. This increase was caused by our 1.1% capacity increase in ALBDs, which accounted for $12 million. Onboard and other revenues included concession revenues of $331 million in 2013 and $325 million in 2012.

EAA Brands

Cruise passenger ticket revenues made up 81% of our 2013 total revenues. Cruise passenger ticket revenues decreased by $64 million, or 2.8%, to $2.2 billion in 2013 from $2.3 billion in 2012. This decrease was caused by:

•	$137 million - decrease in cruise ticket pricing and

•	$50 million - decrease in air transportation revenues from guests who purchased their tickets from us.

These decreases were partially offset by:

•	$112 million - 4.8% capacity increase in ALBDs and

•	$22 million - slight increase in occupancy.

Our cruise ticket pricing decline was affected by the challenging economic environment in Europe.

The remaining 19% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased by $20 million, or 4.1%, to $516 million in 2013 from $496 million in 2012. This increase was caused by our 4.8% capacity increase in ALBDs, which accounted for $24 million. Onboard and other revenues included concession revenues of $175 million in 2013 and $166 million in 2012.

Costs and Expenses

Consolidated

Operating costs and expenses decreased $85 million, or 1.6%, to $5.1 billion in 2013 from $5.2 billion in 2012. This decrease was caused by:

•	$86 million - lower fuel prices;

•

$84 million - decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$67 million - lower fuel consumption per ALBD;

•	$34 million - nonrecurrence in 2013 of the 2012 Costa Allegra impairment charge and

•	$29 million - nonrecurrence in 2013 of the 2012 Ship Incident related expenses.

These decreases were partially offset by:

•	$129 million - 2.5% capacity increase in ALBDs;

•	$46 million - additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;

•	$17 million - nonrecurrence in 2013 of Costa’s excess insurance proceeds and

•	$17 million - nonrecurrence in 2013 of a gain from Cunard’s litigation settlement.

Selling and administrative expenses increased $56 million, or 6.6%, to $908 million in 2013 from $852 million in 2012.

Depreciation and amortization expenses increased $28 million, or 3.7%, to $780 million in 2013 from $752 million in 2012.

In 2012, we recorded the Ibero goodwill and trademark impairment charges of $173 million.

Our total costs and expenses as a percentage of revenues decreased to 95.8% in 2013 from 97.6% in 2012.

North America Brands

Operating costs and expenses decreased slightly by $14 million and remained at $3.0 billion in both 2013 and 2012. This decrease was caused by:

•	$41 million - lower fuel prices;

•	$39 million - intersegment transaction related to intersegment insurance reimbursements, which was fully offset in our Cruise Support segment and

•	$30 million - lower fuel consumption per ALBD.

These decreases were partially offset by:

•	$46 million - additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;

•	$32 million - 1.1% capacity increase in ALBDs and

•	$18 million - various other operating expenses, net.

Our total costs and expenses as a percentage of revenues increased to 94.1% in 2013 from 92.7% in 2012.

EAA Brands

Operating costs and expenses decreased $93 million, or 4.4%, to $2.0 billion in 2013 from $2.1 billion in 2012. This decrease was caused by:

•

$92 million - decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$45 million - lower fuel prices;

•	$36 million - lower fuel consumption per ALBD;

•	$34 million - nonrecurrence in 2013 of the 2012 Costa Allegra impairment charge and

•	$29 million - nonrecurrence in 2013 of the 2012 Ship Incident related expenses.

These decreases were partially offset by:

•	$102 million - 4.8% capacity increase in ALBDs;

•	$17 million - nonrecurrence in 2013 of Costa’s excess insurance proceeds and

•	$17 million - nonrecurrence in 2013 of a gain from Cunard’s litigation settlement.

In 2012, we recorded the Ibero goodwill and trademark impairment charges of $173 million.

Our total costs and expenses as a percentage of revenues decreased to 95.6% in 2013 from 102.4% in 2012. Our total costs and expenses as a percentage of revenues, excluding the nonrecurring 2012 Ibero goodwill and trademark impairment charges, decreased to 95.6% in 2013 from 96.2% in 2012.

Operating Income

Our consolidated operating income increased $126 million to $297 million in 2013 from $171 million in 2012. Our North America brands’ operating income decreased $59 million to $249 million in 2013 from $308 million in 2012, and our EAA brands’ operating income increased $189 million to $122 million in 2013 from an operating loss of $67 million in 2012. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net unrealized losses on fuel derivatives were $59 million in 2013 compared to $124 million in 2012. There were no realized gains or losses recognized in 2013 and 2012.

Key Performance Non-GAAP Financial Indicators

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Six Months Ended May 31,
	2013	2013 Constant Dollar	2012
Passenger ticket revenues	$5,353	$5,358	$5,439
Onboard and other revenues	1,683	1,684	1,653

Gross cruise revenues	7,036	7,042	7,092

Less cruise costs
Commissions, transportation and other	(1,123)	(1,123)	(1,180)
Onboard and other	(242)	(242)	(254)

	(1,365)	(1,365)	(1,434)

Net passenger ticket revenues	4,230	4,235	4,259
Net onboard and other revenues	1,441	1,442	1,399

Net cruise revenues	$5,671	$5,677	$5,658

ALBDs	35,972,237	35,972,237	35,092,473

Gross revenue yields	$195.59	$195.78	$202.09
% decrease vs. 2012	(3.2)%	(3.1)%
Net revenue yields	$157.64	$157.83	$161.22
% decrease vs. 2012	(2.2)%	(2.1)%
Net passenger ticket revenue yields	$117.58	$117.74	$121.38
% decrease vs. 2012	(3.1)%	(3.0)%
Net onboard and other revenue yields	$40.06	$40.09	$39.84
% increase vs. 2012	0.5%	0.6%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Six Months Ended May 31,
	2013	2013 Constant Dollar	2012
Cruise operating expenses	$5,057	$5,060	$5,137
Cruise selling and administrative expenses	904	905	848

Gross cruise costs	5,961	5,965	5,985
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,123)	(1,123)	(1,180)
Onboard and other	(242)	(242)	(254)

Net cruise costs	4,596	4,600	4,551
Less fuel	(1,115)	(1,115)	(1,237)

Net cruise costs excluding fuel	$3,481	$3,485	$3,314

ALBDs	35,972,237	35,972,237	35,092,473

Gross cruise costs per ALBD	$165.71	$165.83	$170.54
% decrease vs. 2012	(2.8)%	(2.8)%
Net cruise costs per ALBD	$127.76	$127.88	$129.67
% decrease vs. 2012	(1.5)%	(1.4)%
Net cruise costs excluding fuel per ALBD	$96.77	$96.89	$94.44
% increase vs. 2012	2.5%	2.6%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Six Months Ended May 31,
	2013	2012
Net income (loss) – diluted
U.S. GAAP net income (loss)	$78	$(125)
Ibero goodwill and trademark impairment charges	-	173
Unrealized losses on fuel derivatives, net	59	124

Non-GAAP net income	$137	$172

Weighted-average shares outstanding – diluted	777	778

Earnings (loss) per share – diluted
U.S. GAAP earnings (loss) per share	$0.10	$(0.16)
Ibero goodwill and trademark impairment charges	-	0.22
Unrealized losses on fuel derivatives, net	0.08	0.16

Non-GAAP earnings per share	$0.18	$0.22

Net cruise revenues increased slightly by $13 million and remained at $5.7 billion in both 2013 and 2012. This was caused by our 2.5% capacity increase in ALBDs, which accounted for $142 million, partially offset by a 2.1% decrease in constant dollar net revenue yields, which accounted for $122 million. The 2.1% decrease in net revenue yields on a constant dollar basis was comprised of a 3.0% decrease in net passenger ticket revenue yields, partially offset by a slight increase in net onboard and other revenue yields. The 3.0% decrease in net passenger ticket revenue yields was driven by our EAA brands’ 4.8% yield decrease, which was affected by the challenging economic environment in Europe. Our North America brands’ net passenger ticket revenue yields decreased 1.6%, which was affected by the promotional discounting at Carnival Cruise Lines as well as the indirect consequences of the 2012 Ship Incident. Gross cruise revenues decreased slightly to $7.0 billion in 2013 from $7.1 billion in 2012 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased $167 million, or 5.0%, to $3.5 billion in 2013 from $3.3 billion in 2012. The increase was caused by a 2.6% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $88 million, and our 2.5% capacity increase in ALBDs, which accounted for $83 million. The 2.6% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by:

•	$46 million - additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;

•	$17 million - nonrecurrence in 2013 of Costa’s excess insurance proceeds;

•	$17 million - nonrecurrence in 2013 of a gain from Cunard’s litigation settlement and

•	$71 million - various other operating expenses, net.

These increases were partially offset by:

•	$34 million - nonrecurrence in 2013 of the 2012 Costa Allegra impairment charge and

•	$29 million - nonrecurrence in 2013 of the 2012 Ship Incident related expenses.

Fuel costs decreased $122 million, or 9.9%, to $1.1 billion in 2013 from $1.2 billion in 2012. This was caused by lower fuel prices, which accounted for $86 million and lower fuel consumption per ALBD, which accounted for $67 million, partially offset by our 2.5% capacity increase in ALBDs, which accounted for $31 million.

Gross cruise costs decreased slightly by $24 million and remained at $6.0 billion in both 2013 and 2012 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund all of our capital investment program and still have a substantial amount of free cash flow, which we intend to return to shareholders. Other objectives of our capital structure policy are to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.

Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, ship improvements, debt service requirements, working capital needs and other firm commitments over the next several years. However, as we intend to continue to return all of our free cash flow to shareholders, we expect to issue debt in the future to supplement our committed ship financings in order to repay certain of our debt as it matures. We believe that our ability to generate significant operating cash flows and our strong balance sheet as evidenced by our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain such debt financing. However, our future operating cash flows and our ability to issue debt can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” In June 2013, Moody’s downgraded our senior unsecured credit ratings to Baa1. This downgrade will not have a significant impact on our operating results. However, if our long-term senior unsecured credit ratings were to be further downgraded, our access to, and cost of, debt financing may be negatively impacted.

At May 31, 2013, we had a working capital deficit of $5.7 billion. This deficit included $3.6 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our May 31, 2013 working capital deficit also included $2.0 billion of current debt obligations, which are substantially related to our export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due in most financial credit market environments. We also have our revolving credit facility available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding customer deposits and current debt obligations from our May 31, 2013 working capital deficit balance, our non-GAAP adjusted working capital deficit was only $91 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

At November 30, 2012, the U.S. dollar was $1.60 to sterling, $1.30 to the euro and $1.05 to the Australian dollar. Had these November 30, 2012 currency exchange rates been used to translate our May 31, 2013 non-U.S. dollar functional currency operations’ assets and liabilities instead of the May 31, 2013 U.S. dollar exchange rates of $1.51 to sterling, $1.29 to the euro and $0.96 to the Australian dollar, our total assets and liabilities would have been higher by $315 million and $130 million, respectively.

Sources and Uses of Cash

Our business provided $1.6 billion of net cash from operations during the six months ended May 31, 2013, an increase of $98 million, or 6.7%, compared to $1.5 billion for the same period in 2012. This increase was caused by less cash being used for our working capital needs, partially offset by less cash being provided from our operating results.

During the six months ended May 31, 2013, our expenditures for capital projects were $1.4 billion, of which $991 million was spent on our ongoing new shipbuilding program, including $836 million for the final delivery payments for AIDAstella and Royal Princess. In addition to our new shipbuilding program, we had capital expenditures of $396 million for ship improvements and replacements and $60 million for information technology and other assets. Furthermore, during the six months ended May 31, 2013, we sold three of our Seabourn ships and received $70 million in cash proceeds, which represented substantially all of the sales price.

During the six months ended May 31, 2013, we repaid a net $41 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the six months ended May 31, 2013, we issued $1.0 billion of unsecured publicly-traded notes, of which $500 million was used to repay a like amount of unsecured floating rate export credit facilities, and also borrowed $837 million of new long-term debt under two unsecured floating rate export credit facilities. Furthermore, during the six months ended May 31, 2013 we repaid $330 million of long-term debt. Finally, during the six months ended May 31, 2013 we paid cash dividends of $777 million and purchased $103 million of shares of Carnival Corporation common stock in open market transactions, net of $35 million of treasury stock sales under our Stock Swap program.

Future Commitments and Funding Sources

Our contractual cash obligations as of May 31, 2013 have changed compared to November 30, 2012 primarily as a result of our debt borrowings and repayments and ship progress payments as noted above under “Sources and Uses of Cash.”

Due to the 2013 voyage disruptions, we previously announced a corporate-wide operational review of all our ships, which will include lessons learned from the recent incidents to significantly enhance the level of onboard operating redundancies and our fire prevention, detection and suppression systems that can be applied across our fleet. Based on the results of the ongoing review, the latest versions of these technologies and enhancements will be implemented on our fleet where they are not already present. The overall program of enhancements across the fleet is expected to cost between $600 and $700 million over the next several years.

The year-over-year percentage increase in our capacity for the third and fourth quarters of 2013 are expected to be 3.6% and 3.3%, respectively. The year-over-year percentage increase in our annual capacity for 2013, 2014, 2015 and 2016 is currently expected to be 3.0%, 2.0%, 4.7% and 3.8%, respectively. These percentage increases result primarily from contracted new ships entering service and include Seabourn Pride, Seabourn Spirit and Seabourn Legend leaving the fleet in April 2014, April 2015 and May 2015, respectively, and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.

At May 31, 2013, we had liquidity of $6.3 billion. Our liquidity consisted of $434 million of cash and cash equivalents, which excludes $277 million of cash used for current operations, $2.5 billion available for borrowing under our revolving credit facilities and $3.4 billion under committed ship financings. Of this $3.4 billion of committed ship financings, $1.0 billion, $1.0 billion and $1.4 billion are scheduled to be funded in 2014, 2015 and 2016, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in “Note 5 – Debt” in the annual consolidated financial statements, which is included within our 2012 Form 10-K. At May 31, 2013, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At May 31, 2013, 61% and 39% (58% and 42% at November 30, 2012) of our debt was U.S. dollar and euro-denominated, respectively, including the effect of foreign currency swaps.

During the six months ended May 31, 2013, we entered into zero cost collar fuel derivatives for 15.1 million barrels of Brent to cover a portion of our estimated fuel consumption for 2014 through 2017. See “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these fuel derivatives. At May 31, 2013, the estimated fair value of our outstanding fuel derivative contracts was a liability of $51 million.

During the six months ended May 31, 2013, we entered into interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At May 31, 2013, these fair value hedges effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt.

For a further discussion of our hedging strategies and market risks, see “Note 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2012 Form 10-K.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2013, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 25, 2012, an action was filed in the United States District Court for the Central District of California naming as defendants Carnival Corporation, Costa Crociere S.p.A., Micky Arison, Howard Frank, Arnold Donald, Joseph Farcus, and Joseph Farcus, Architect, P.A. (Sandoval v. Carnival Corporation). The defendants have been served with the action, although the plaintiffs voluntarily dismissed claims against Costa Crociere S.p.A. The action was filed by two plaintiffs in connection with the 2012 Ship Incident. The plaintiffs allege claims for design defect, negligent training and operations, and gross negligence. On March 21, 2013, the defendants filed a motion to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine. The defendants also filed a motion for summary judgment on May 23, 2013. Both motions are pending at this time.

On July 5, 2012, two actions were filed in the Circuit Court serving Miami-Dade County, Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus Architect, P.A. (Scimone v. Carnival Corp. and Abeid-Saba v. Carnival Corp.). The defendants have been served with the action. The plaintiffs filed the actions in connection with the 2012 Ship Incident. The plaintiffs allege claims for negligence, product liability, professional negligence and intentional tort. The complaints seek economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaints to state a claim for punitive damages. The defendants removed the cases to the United States District Court for the Southern District of Florida and moved to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine and the forum selection clauses in certain of the plaintiffs’ Passage Ticket Contracts. The plaintiffs filed motions to remand the cases back to state court. On February 15, 2013, the federal court granted the motions to remand. On February 25, 2013, the defendants filed petitions for leave to appeal the remand orders with the U.S. Court of Appeals for the Eleventh Circuit, which were granted and the appeals are in the process of being briefed. During the pendency of the appeals, the cases will proceed in the state court. The defendants filed dispositive motions on March 12, 2013 in the state courts that were recently argued and are pending decision from the state courts.

On January 14, 2013, an action was filed in the United States District Court for the Southern District of Florida naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and John Does 1-10 (King v. Carnival Corp.). The defendants accepted service on April 30, 2013 and their appearances are due no later than July 29, 2013. The action was filed by two plaintiffs in connection with the 2012 Ship Incident. The plaintiffs allege claims for violation of the Athens Convention Relating to the Carriage of Passengers and their Luggage by Sea, breach of contract, negligence, unjust enrichment, punitive damages, negligent infliction of emotional distress, negligent supervision and gross negligence.

On January 24, 2013, Costa was notified by the Chief Prosecutor of Grosseto, Italy of his intention to seek to charge Costa pursuant to Section 25 of Legislative Decree No. 231/2001 (“Law 231”) for acts committed by its employees in connection with the 2012 Ship Incident. On April 10, 2013, Costa entered into a plea arrangement with the Chief Prosecutor to resolve this matter.

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

During the three months ended May 31, 2013, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
March 1, 2013 through March 31, 2013	475,000	$34.69	$983
April 1, 2013 through April 30, 2013	234,899	$33.87	$975
May 1, 2013 through May 31, 2013	-	-	$975

Total	709,899	$34.42

(a)	No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b)	During the three months ended May 31, 2013, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

From June 1, 2013 through June 24, 2013, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased under the Repurchase Program. In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At June 24, 2013, the remaining availability, under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 31.1 million shares of Carnival Corporation common stock.

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to repurchasing a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2014 annual general meeting, or October 16, 2014. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and has 18.1 million shares remaining at June 24, 2013. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing Carnival plc ordinary shares, with such sales made by Carnival Corporation or Carnival Investments Limited through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and has 31.1 million shares remaining at June 24, 2013. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act.

During the three months ended February 28, 2013, Carnival Investments Limited sold 865 thousand of Carnival plc ordinary shares through its sales agent, Goldman Sachs International (“Goldman”), for gross proceeds of $35 million and paid commission fees to Goldman of $246 thousand and other governmental and regulatory transaction fees resulting in total net proceeds of $35 million. Substantially all of the net proceeds from these sales were used to purchase 865 thousand shares of Carnival Corporation common stock. During the three months ended February 28, 2013, no Carnival Corporation common stock was sold and no Carnival plc ordinary shares were repurchased under the Stock Swap program.

During the three months ended May 31, 2013, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Section 1350 Certifications

32.1*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3*	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5*	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6*	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 as filed with the SEC on July 2, 2013 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Operations for the three and six months ended May 31, 2013 and 2012;				X

	(ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended May 31, 2013 and 2012;				X

	(iii) the Consolidated Balance Sheets at May 31, 2013 and November 30, 2012;				X

	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2013 and 2012; and				X

	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Micky Arison	By:/s/ Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of Directors	Chairman of the Board of Directors
and Chief Executive Officer	and Chief Executive Officer

By:/s/ Howard S. Frank	By:/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: July 2, 2013	Date: July 2, 2013