Form 10-Q
period 2013-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2013-10-03
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Large accelerated filers	☑	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 23, 2013, Carnival Corporation had outstanding 591,922,738 shares of Common Stock, $0.01 par value.	At September 23, 2013, Carnival plc had outstanding 215,693,909 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 591,922,738 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Revenues
Cruise
Passenger tickets	$3,598	$3,561	$8,951	$9,000
Onboard and other	987	965	2,670	2,618
Tour and other	141	158	177	186

	4,726	4,684	11,798	11,804

Operating Costs and Expenses
Cruise
Commissions, transportation and other	654	613	1,777	1,793
Onboard and other	144	150	385	404
Fuel	544	541	1,659	1,778
Payroll and related	464	422	1,378	1,299
Food	259	246	740	722
Other ship operating	769	534	1,951	1,647
Tour and other	83	91	113	126

	2,917	2,597	8,003	7,769
Selling and administrative	439	409	1,347	1,261
Depreciation and amortization	406	383	1,186	1,135
Ibero goodwill and trademark impairment charges	13	-	13	173

	3,775	3,389	10,549	10,338

Operating Income	951	1,295	1,249	1,466

Nonoperating (Expense) Income
Interest income	2	2	7	8
Interest expense, net of capitalized interest	(76)	(84)	(237)	(259)
Unrealized gains on fuel derivatives, net	64	136	5	12
Realized losses on fuel derivatives	-	(12)	-	(12)
Other expense, net	(6)	(1)	(9)	(6)

	(16)	41	(234)	(257)

Income Before Income Taxes	935	1,336	1,015	1,209
Income Tax Expense, Net	(1)	(6)	(3)	(4)

Net Income	$934	$1,330	$1,012	$1,205

Earnings Per Share
Basic	$1.20	$1.71	$1.31	$1.55

Diluted	$1.20	$1.71	$1.30	$1.55

Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Net Income	$934	$1,330	$1,012	$1,205

Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	211	85	(69)	(218)
Other	11	2	25	(7)

Other Comprehensive Income (Loss)	222	87	(44)	(225)

Total Comprehensive Income	$1,156	$1,417	$968	$980

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	August 31, 2013	November 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$981	$465
Trade and other receivables, net	444	270
Insurance recoverables	450	460
Inventories	388	390
Prepaid expenses and other	371	236

Total current assets	2,634	1,821

Property and Equipment, Net	32,498	32,137
Goodwill	3,160	3,174
Other Intangibles	1,278	1,314
Other Assets	823	715

	$40,393	$39,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$196	$56
Current portion of long-term debt	2,030	1,678
Accounts payable	601	549
Dividends payable	194	583
Claims reserve	558	553
Accrued liabilities and other	929	845
Customer deposits	2,980	3,076

Total current liabilities	7,488	7,340

Long-Term Debt	7,792	7,168
Other Long-Term Liabilities	853	724
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 651 shares at 2013 and 649 shares at 2012 issued	7	6
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2013 and 215 shares at 2012 issued	358	357
Additional paid-in capital	8,312	8,252
Retained earnings	18,911	18,479
Accumulated other comprehensive loss	(251)	(207)
Treasury stock, 59 shares at 2013 and 55 shares at 2012 of Carnival Corporation and 32 shares at 2013 and 33 shares at 2012 of Carnival plc, at cost	(3,077)	(2,958)

Total shareholders’ equity	24,260	23,929

	$40,393	$39,161

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended August 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,012	$1,205
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,186	1,135
Losses on ship sales including impairments, net	163	36
Goodwill, trademark and other impairment charges	27	173
Unrealized gains on fuel derivatives, net	(5)	(12)
Realized losses on fuel derivatives	-	12
Share-based compensation	32	30
Other, net	26	2
Changes in operating assets and liabilities
Receivables	(172)	(54)
Inventories	1	7
Insurance recoverables, prepaid expenses and other	277	34
Accounts payable	50	(4)
Claims reserves and accrued and other liabilities	(132)	(103)
Customer deposits	(106)	15

Net cash provided by operating activities	2,359	2,476

INVESTING ACTIVITIES
Additions to property and equipment	(1,812)	(2,164)
Insurance proceeds for the ship	-	508
Proceeds from sale of ships	70	46
Other, net	(65)	10

Net cash used in investing activities	(1,807)	(1,600)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	142	(270)
Principal repayments of long-term debt	(942)	(753)
Proceeds from issuance of long-term debt	1,837	946
Dividends paid	(970)	(584)
Purchases of treasury stock	(138)	(69)
Sales of treasury stock	35	-
Other, net	7	(7)

Net cash used in financing activities	(29)	(737)

Effect of exchange rate changes on cash and cash equivalents	(7)	(21)

Net increase in cash and cash equivalents	516	118
Cash and cash equivalents at beginning of period	465	450

Cash and cash equivalents at end of period	$981	$568

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

The Consolidated Balance Sheet at August 31, 2013, the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2013 and 2012 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and 2012 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2012 joint Annual Report on Form 10-K (“Form 10-K”). Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Cruise passenger ticket revenues include fees and taxes levied by governmental authorities and collected by us from our guests. The portion of these fees and taxes included in passenger ticket revenues and commissions, transportation and other costs were $140 million and $126 million and $395 million and $364 million for the three and nine months ended August 31, 2013 and 2012, respectively.

During the three and nine months ended August 31, 2013 and 2012, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $216 million and $170 million and $680 million and $602 million, respectively, and are substantially all included in other ship operating expenses.

NOTE 2 – Unsecured Debt

At August 31, 2013, our short-term borrowings consisted of commercial paper of $104 million and euro bank loans of $92 million, with an aggregate weighted-average interest rate of 1.0%.

In December 2012, we issued $500 million of publicly-traded notes, which bear interest at 1.9% and are due in December 2017. We used the net proceeds of these notes for general corporate purposes.

In February 2013, we issued $500 million of publicly-traded notes, which bear interest at 1.2% and are due in February 2016. The proceeds were used to repay a like amount of floating rate export credit facilities prior to their maturity dates through 2022.

In March 2013, we borrowed $311 million under a euro-denominated export credit facility, the proceeds of which were used to pay for a portion of AIDAstella’s purchase price. This floating rate facility is due in semi-annual installments through March 2025.

In May 2013, we borrowed $526 million under an export credit facility, the proceeds of which were used to pay for a portion of Royal Princess’ purchase price. This floating rate facility is due in semi-annual installments through May 2025.

In July 2013, we entered into a five-year $150 million floating rate bank loan, which is due in November 2018. We plan to borrow under this loan in November 2013 and to use the proceeds for general corporate purposes.

In August 2013, we entered into a $265 million euro-denominated floating rate revolving bank loan facility. This facility has a perpetual term, although we can terminate it at any time and the bank can terminate the facility at any time upon nine months notice. The facility can be drawn beginning in May 2014.

In September 2013, we entered into a seven-year $300 million floating rate revolver, which expires in September 2020 and provides us with additional liquidity.

NOTE 3 – Contingencies

Litigation

As a result of the January 2012 Costa Concordia incident (“2012 Ship Incident”), litigation claims, enforcement actions, regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us. The existing assertions are in their early stages and there are significant jurisdictional uncertainties. The ultimate outcome of these matters cannot be determined at this time. However, we do not expect these matters to have a significant impact on our results of operations because we have insurance coverage for these types of third-party claims.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At August 31, 2013, Carnival Corporation had estimated contingent obligations totaling $413 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that we would, as of August 31, 2013, be responsible for a termination payment of $33 million. In 2017, we have the right to exercise options that would terminate these LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances, we would incur additional costs, although we estimate that they would not be material to our consolidated financial statements. For the two financial institution payment undertakers subject to this AA- credit rating threshold, one has a credit rating of AA and the other has a credit rating of AA-. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $39 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a significant impact on the fair values of our financial instruments at August 31, 2013 and November 30, 2012. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair values presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2013			November 30, 2012
	Carrying Value	Fair Value		Carrying Value	Fair Value
		Level 1	Level 2		Level 1	Level 2

Assets
Cash and cash equivalents (a)	$442	$442	$-	$269	$269	$-
Short-term investments (b)	66	66	-	-	-	-
Long-term other assets (c)	66	1	62	39	1	36

Total	$574	$509	$62	$308	$270	$36

Liabilities
Fixed rate debt (d)	$5,968	$-	$6,308	$5,195	$-	$5,825
Floating rate debt (d)	4,050	-	4,034	3,707	-	3,706

Total	$10,018	$-	$10,342	$8,902	$-	$9,531

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	Short-term investments are comprised of time deposits and, due to their short maturities, the carrying values approximate their fair values.
(c)	At August 31, 2013 and November 30, 2012, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates.
(d)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at August 31, 2013 and November 30, 2012 being lower than the fixed interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. At August 31, 2013, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at August 31, 2013 being slightly higher than the floating interest rates on these debt obligations, including the impact of changes in our credit ratings, if any. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2013		November 30, 2012
	Level 1	Level 2	Level 1	Level 2

Assets
Cash equivalents (a)	$539	$-	$196	$-
Restricted cash (b)	30	-	28	-
Marketable securities held in rabbi trusts (c)	107	10	104	16
Derivative financial instruments (d)	-	51	-	48

Total	$676	$61	$328	$64

Liabilities
Derivative financial instruments (d)	$-	$33	$-	$43

Total	$-	$33	$-	$43

(a)	Cash equivalents are comprised of money market funds.
(b)	Restricted cash is substantially all comprised of money market funds.
(c)	Level 1 and 2 marketable securities are held in rabbi trusts and are principally comprised of frequently-priced mutual funds invested in common stocks and other investments, respectively. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Ship Impairments

Due to the ongoing challenging economic environment in Europe and certain ship-specific facts and circumstances, such as their size, age, condition, viable alternative itineraries and historical operating cash flows, we performed undiscounted future cash flow analyses on all of our Ibero Cruises (“Ibero”) ships and two of our smaller Costa Cruises (“Costa”) ships as of July 31, 2013 to determine if these ships were impaired. The principal assumptions used in our undiscounted cash flow analyses consisted of forecasted future operating results, including net revenue yields and net cruise costs including fuel prices, estimated residual values and the expected November 2013 rebranding of Ibero’s Grand Mistral into the Costa fleet, which are all considered Level 3 inputs. Based on these undiscounted cash flow analyses, we determined that the net carrying value of the two Costa ships exceeded their estimated undiscounted future cash flows. Accordingly, we then estimated the July 31, 2013 fair value of these ships based on their discounted future cash flows and compared this estimated fair value to their net carrying value. As a result, we recognized $176 million of ship impairment charges in other ship operating expenses during the three months ended August 31, 2013.

Valuation of Goodwill and Other Intangibles

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia and Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2012	$1,898	$1,276	$3,174
Foreign currency translation adjustment	-	(14)	(14)

Balance at August 31, 2013	$1,898	$1,262	$3,160

At July 31, 2013, all of our cruise brands carried goodwill, except for Ibero and Seabourn. As of that date, we performed our annual goodwill impairment reviews, which included performing a qualitative assessment for all cruise brands that carried goodwill, except for Carnival Cruise Lines and Costa. Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the weighted-average cost of capital (“WACC”), overall financial performance, changes in fuel prices and capital expenditures were considered in the qualitative assessment to determine how changes in these factors would affect each of these cruise brands’ estimated fair values. Based on our qualitative assessments, we determined it was more-likely-than-not that each of these cruise brands’ estimated fair values exceeded their carrying values and, therefore, we did not proceed to the two-step quantitative goodwill impairment reviews.

As of July 31, 2013, we also performed our annual goodwill impairment reviews of Carnival Cruise Lines’ and Costa’s goodwill. We did not perform a qualitative assessment but instead proceeded directly to step one of the two-step goodwill impairment review and compared each of Carnival Cruise Lines’ and Costa’s estimated fair value to the carrying value of their allocated net assets. Both Carnival Cruise Lines’ and Costa’s estimated cruise brand fair value was based on a discounted future cash flow analysis. The principal assumptions used in our cash flow analyses consisted of forecasted future operating results, including net revenue yields and net cruise costs including fuel prices, capacity changes, including the expected deployment of vessels into, or out of, Carnival Cruise Lines and Costa, capital expenditures, WACC for comparable publicly-traded companies, adjusted for the risk attributable to the geographic regions in which Carnival Cruise Lines and Costa operate, and terminal values, which are all considered Level 3 inputs. The forecasted net revenue yields were assumed to recover over the next few years compared to current levels as we continue to rebuild both of these brands. Based on the discounted cash flow analyses, we determined that each of Carnival Cruise Lines’ and Costa’s estimated fair value significantly exceeded their carrying value and, therefore, we did not proceed to step two of the impairment reviews.

At August 31, 2013, accumulated goodwill impairment charges were $153 million, which was for our 2012 Ibero goodwill impairment charge.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2012	$927	$372	$1,299
Ibero trademarks impairment charge	-	(13)	(13)
Foreign currency translation adjustment	-	(13)	(13)

Balance at August 31, 2013	$927	$346	$1,273

At July 31, 2013, our cruise brands that have significant trademarks recorded include AIDA Cruises (“AIDA”), P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). We performed our annual trademark impairment reviews for these cruise brands as of July 31, 2013, which included performing a qualitative assessment. Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the WACC, changes in royalty rates and overall financial performance were considered in the qualitative assessment to determine how changes in these factors would affect the estimated fair values for each of our cruise brands’ recorded trademarks. Based on our qualitative assessments, we determined it was more likely-than-not that the estimated fair value for each of these cruise brands’ recorded trademarks exceeded their carrying value, and therefore, none of these trademarks were impaired.

During the three months ended August 31, 2013, we also recognized $27 million of additional impairment charges, which was comprised of $13 million related to Ibero’s remaining trademarks’ carrying value and $14 million related to an investment.

At August 31, 2013 and November 30, 2012, our intangible assets subject to amortization are not significant to our consolidated financial statements.

The determination of our cruise brand, cruise ship and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill, cruise ships and trademarks have been impaired. However, if there is a change in assumptions used or if there is a change in the conditions or circumstances influencing fair values in the future, then we may need to recognize an impairment charge.

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

The estimated fair values of our derivative financial instruments and their location on the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	August 31, 2013	November 30, 2012
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$1	$1
	Other assets – long-term	4	6
Foreign currency zero cost collars (b)	Prepaid expenses and other	-	11
	Other assets – long-term	14	5
Interest rate swaps (c)	Prepaid expenses and other	1	-
	Other assets – long-term	10	-

		30	23

Derivatives not designated as hedging instruments
Fuel (d)	Prepaid expenses and other	13	-
	Other assets – long-term	8	25

		21	25

Total derivative assets		$51	$48

Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (c)	Accrued liabilities and other	$10	$7
	Other long-term liabilities	13	17

		23	24

Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	1	16
	Other long-term liabilities	9	3

		10	19

Total derivative liabilities		$33	$43

(a)	At August 31, 2013 and November 30, 2012, we had foreign currency forwards totaling $115 million and $235 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At August 31, 2013, these outstanding foreign currency forwards mature through July 2017.
(b)	At August 31, 2013 and November 30, 2012, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)	We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At August 31, 2013 and November 30, 2012, these interest rate swap agreements have or will effectively change $885 million and $269 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate debt. These interest rate swaps settle through March 2025. In addition, at August 31, 2013 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. These interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.
(d)	At August 31, 2013, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2017. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2012, we had fuel derivatives consisting of zero cost collars on Brent to cover a portion of our estimated fuel consumption through 2016.

The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Net investment hedges	$(2)	$(2)	$(4)	$53
Foreign currency zero cost collars – cash flow hedges	$(1)	$3	$6	$3
Interest rate swaps – cash flow hedges	$10	$(1)	$13	$(11)

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At August 31, 2013 and November 30, 2012, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of August 31, 2013 and November 30, 2012 and for the three and nine months ended August 31, 2013 and 2012 where such impacts were not significant.

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

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, principally sterling. At August 31, 2013 and November 30, 2012, we have designated $1.9 billion and $1.8 billion, respectively, of our foreign currency intercompany payables as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $327 million and $243 million of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI at August 31, 2013 and November 30, 2012, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and nine months ended August 31, 2013 and 2012, we recognized foreign currency nonderivative transaction (losses) and gains of $(22) million ($2 million in 2012) and $83 million ($69 million in 2012), respectively, in the cumulative translation adjustment component of AOCI.

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

In July 2012, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of P&O Cruises (UK)’s Britannia’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $284 million, and a weighted-average floor rate of £0.77 to the euro, or $264 million. If the spot rate is between these two rates on the date of maturity, then we would not owe or receive any payments under these collars.

In May 2013, we settled our foreign currency zero cost collars that were designated as cash flow hedges for the final euro-denominated shipyard payments of Royal Princess prior to their maturity date, which resulted in an insignificant gain being recognized in other comprehensive income (loss) during the second quarter of 2013. Concurrently with the settlement of these foreign currency zero cost collars, we entered into foreign currency forwards for $552 million that were also designated as cash flow hedges for the final euro-denominated shipyard payments of Royal Princess due in May 2013. These foreign currency forwards settled in May 2013, and we recognized a $6 million gain in other comprehensive income (loss) during the second quarter of 2013.

At August 31, 2013, substantially all of our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild construction payments for Regal Princess and a portion of Britannia, which represent a total commitment of $1.0 billion.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio as to whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At August 31, 2013, 57% and 43% (61% and 39% at November 30, 2012) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

All of our derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges, however hedge accounting is not applied. As part of our fuel derivatives program, we will continue to evaluate various derivative products and strategies. Accordingly, during the second quarter of 2013 we reduced the spread between the floor and ceiling prices for certain of our fuel derivatives that mature in 2014 and 2015.

At August 31, 2013, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2013 - Q4
	November 2011	528	$74	$132
	February 2012	528	$98	$127
	March 2012	1,056	$100	$130

		2,112			42%

Fiscal 2014
	November 2011	2,112	$85	$114
	February 2012	2,112	$88	$125
	June 2012	2,376	$71	$116
	May 2013	1,728	$85	$108

		8,328			42%

Fiscal 2015
	November 2011	2,160	$80	$114
	February 2012	2,160	$80	$125
	June 2012	1,236	$74	$110
	April 2013	1,044	$80	$111
	May 2013	1,884	$80	$110

		8,484			42%

Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115

		8,724			43%

Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110

		5,304			26%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not significant at August 31, 2013, is the replacement cost, net of any collateral received, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

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

NOTE 5 – Segment Information

We have three reportable cruise segments that are comprised of our (1) North America cruise brands, (2) EAA cruise brands and (3) Cruise Support. In addition, we have a Tour and Other segment. Our segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President and Chief Executive Officer of Carnival Corporation and Carnival plc. Decisions to allocate resources and assess performance for Carnival Corporation & plc are made by the CODM upon review of the segment results across all of our cruise brands and other segments.

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa, Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represented the hotel and transportation operations of Holland America Princess Alaska Tours and two of our ships that we chartered to an unaffiliated entity. In April 2013, we sold one of these chartered ships to the unaffiliated entity and recognized a $15 million gain as a reduction of Tour and Other operating expenses.

Selected information for our Cruise and Tour and Other segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2013
North America Cruise Brands (a)	$2,975	$1,820	$248	$235	$-	$672
EAA Cruise Brands	1,704	1,133 (b)	163	156	13	239
Cruise Support	23	(2)	25	7	-	(7)
Tour and Other (a)	141	83	3	8	-	47
Intersegment elimination (a)	(117)	(117)	-	-	-	-

	$4,726	$2,917	$439	$406	$13	$951

2012
North America Cruise Brands (a)	$2,934	$1,642	$231	$227	$-	$834
EAA Cruise Brands	1,657	956	153	140	-	408
Cruise Support	22	(5)	23	6	-	(2)
Tour and Other (a)	158	91	2	10	-	55
Intersegment elimination (a)	(87)	(87)	-	-	-	-

	$4,684	$2,597	$409	$383	$-	$1,295

	Nine Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Ibero impairment charges	Operating income (loss)
2013
North America Cruise Brands (a)	$7,212	$4,837	$762	$691	$-	$922
EAA Cruise Brands	4,464	3,147 (b)	494	449	13	361
Cruise Support	73	34	85	18	-	(64)
Tour and Other (a)	177	113	6	28	-	30
Intersegment elimination (a)	(128)	(128)	-		-	-

	$11,798	$8,003	$1,347	$1,186	$13	$1,249

2012
North America Cruise Brands (a)	$7,186	$4,670	$706	$669	$-	$1,141
EAA Cruise Brands	4,462	3,063	467	417	173	342
Cruise Support	64	4	82	19	-	(41)
Tour and Other (a)	186	126	6	30	-	24
Intersegment elimination (a)	(94)	(94)	-	-	-	-

	$11,804	$7,769	$1,261	$1,135	$173	$1,466

(a)	A portion of the North America cruise brands’ segment revenues include revenues for the tour portion of a cruise when a land tour package is sold along with a cruise by Holland America Line and Princess. These intersegment tour revenues, which are included in our Tour and Other segment, are eliminated directly against the North America cruise brands’ segment revenues and operating expenses in the line “Intersegment elimination.”
(b)	Includes $176 million of ship impairment charges related to two smaller Costa ships.

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012

Net income for basic and diluted earnings per share	$934	$1,330	$1,012	$1,205

Weighted-average common and ordinary shares outstanding	775	778	775	778
Dilutive effect of equity plans	2	1	2	1

Diluted weighted-average shares outstanding	777	779	777	779

Basic earnings per share	$1.20	$1.71	$1.31	$1.55

Diluted earnings per share	$1.20	$1.71	$1.30	$1.55

Anti-dilutive equity awards excluded from diluted earnings per share computations	5	9	5	9

NOTE 7 – Shareholders’ Equity

During the nine months ended August 31, 2013, we repurchased 2.8 million shares of Carnival Corporation common stock for $103 million under our general repurchase authorization program (“Repurchase Program”). From September 1, 2013 through September 23, 2013, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased under the Repurchase Program. At September 23, 2013, the remaining availability under the Repurchase Program was $975 million.

During the nine months ended August 31, 2013, Carnival Investments Limited, a subsidiary of Carnival Corporation, sold 0.9 million of Carnival plc ordinary shares for net proceeds of $35 million. Substantially all of the net proceeds from these sales were used to purchase 0.9 million shares of Carnival Corporation common stock. Pursuant to our Stock Swap (“Stock Swap”) program, Carnival Corporation sold these Carnival plc ordinary shares owned by Carnival Investments Limited only to the extent it was able to repurchase shares of Carnival Corporation common stock in the U.S. on at least an equivalent basis.

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

Outlook

On September 24, 2013, we announced that we expected our non-GAAP diluted earnings (loss) per share for the 2013 fourth quarter and full year would be in the ranges of $(0.03) to $0.03 and $1.51 to $1.57, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2013 fourth quarter guidance was based on fuel prices of $687 per metric ton. In addition, this 2013 fourth quarter guidance was based on currency rates of $1.33 to the euro, $1.57 to sterling and $0.93 to the Australian dollar. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

For the first half of 2014, we presently estimate net revenue yields will be down in a range similar to the second half of 2013. For the full year 2014, net cruise costs excluding fuel per ALBD are expected to be up in a range similar to 2013.

We believe it is more meaningful to evaluate our earnings performance by excluding, among other things, the impact of unrealized gains and losses on fuel derivatives from non-GAAP diluted EPS. Therefore, we do not include any year-to-date impact or future estimates of unrealized gains and losses on fuel derivatives in our non-GAAP EPS guidance. However, we do forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period. Based on this approach and current prices, we are not forecasting any realized gains or losses for the 2013 fourth quarter under our current fuel derivatives portfolio.

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

Given the ongoing continued weakness of the Spanish economy and its impact on Ibero’s cruise ticket pricing, it is possible that a portion of the net carrying values of Ibero’s cruise ships could become impaired. However, we believe that the Spanish economy will recover over the long-term and alternative guest source markets and ship deployments are available for Ibero’s cruise ships to enable us to recover their carrying values. At August 31, 2013, the net carrying value of Ibero’s cruise ships was $111 million, excluding Grand Mistral that will be rebranded as a Costa ship in November 2013.

For a discussion of our impairment charges recognized during the 2013 third quarter for two smaller Costa ships as well as the results of our annual goodwill and trademark impairment reviews as of July 31, 2013, see “Note 4—Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements.

The determination of our cruise brand, cruise ship and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill, cruise ships and trademarks have been impaired. However, if there is a change in assumptions used or if there is a change in the conditions or circumstances influencing fair values, then we may need to recognize an impairment charge.

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

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012

ALBDs (in thousands) (a) (b)	19,248	18,613	55,220	53,706
Passengers carried (in thousands)	2,881	2,804	7,550	7,400
Occupancy percentage (c)	110.7%	110.8%	106.1%	106.3%
Fuel consumption in metric tons (in thousands)	807	823	2,447	2,512
Fuel consumption in metric tons per ALBD	0.042	0.044	0.044	0.047
Fuel cost per metric ton consumed	$674	$659	$678	$708
Currencies
U.S. dollar to €1	$1.32	$1.24	$1.32	$1.28
U.S. dollar to £1	$1.54	$1.56	$1.55	$1.57
U.S. dollar to Australian dollar	$0.92	$1.02	$1.00	$1.03

(a)	ALBD is a standard measure of passenger capacity for the period, which we use to perform rate and capacity variance analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.
(b)	For the three months ended August 31, 2013 compared to the three months ended August 31, 2012, we had a 3.4% capacity increase in ALBDs caused by a 4.0% and 2.5% capacity increase in our North America brands and EAA brands, respectively. Our North America brands’ capacity increase was primarily driven by the addition of one Princess 3,560-passenger capacity ship, partially offset by more ship dry-dock days in 2013 compared to 2012. Our EAA brands’ capacity increase was caused by the addition of one AIDA 2,194-passenger capacity ship, partially offset by the sale of one P&O Cruises (Australia) 1,462-passenger capacity ship.

For the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012, we had a 2.8% capacity increase in ALBDs caused by a 4.0% and 2.1% capacity increase in our EAA brands and North America brands, respectively. Our EAA brands’ capacity increase was caused by the addition of two AIDA 2,194-passenger capacity ships and one Costa 2,984-passenger capacity ship, partially offset by the removal of two Costa ships and the sale of one P&O Cruises (Australia) 1,462-passenger capacity ship. Our North America brands’ capacity increase was caused by the addition of one Carnival Cruise Lines 3,690-passenger capacity ship and one Princess 3,560-passenger capacity ship, partially offset by more ship dry-dock days in 2013 compared to 2012.

(c)	In accordance with cruise business practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2013 (“2013”) Compared to the Three Months Ended August 31, 2012 (“2012”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 76% of our 2013 total revenues. Cruise passenger ticket revenues increased by $37 million, or 1.0%, and remained at $3.6 billion in both 2013 and 2012. This increase was caused by:

•	$121 million—3.4% capacity increase in ALBDs;
•	$46 million—weaker U.S. dollar against the euro, net of a stronger U.S. dollar against the sterling and Australian dollar (“net currency impact”) and
•	$33 million—increase in air transportation revenues from guests who purchased their tickets from us.

These increases were partially offset by:

•	$159 million—decrease in cruise ticket pricing.

The remaining 24% of 2013 total revenues were principally comprised of onboard and other cruise revenues, which increased by $22 million, or 2.3%, to $987 million in 2013 from $965 million in 2012. This increase was caused by our 3.4% capacity increase in ALBDs, which accounted for $33 million. Onboard and other revenues included concession revenues of $336 million in 2013 and $334 million in 2012.

North America Brands

Cruise passenger ticket revenues made up 77% of our 2013 total revenues. Cruise passenger ticket revenues increased slightly by $8 million and remained at $2.2 billion in both 2013 and 2012. This increase was caused by:

•	$88 million—4.0% capacity increase in ALBDs and
•	$35 million—increase in air transportation revenues from guests who purchased their tickets from us.

These increases were partially offset by:

•	$89 million—decrease in cruise ticket pricing and
•	$25 million—1.3 percentage point decrease in occupancy.

Our cruise ticket pricing decline was driven by promotional discounting at Carnival Cruise Lines.

The remaining 23% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased slightly by $3 million to $660 million in 2013 from $657 million in 2012. This increase was caused by our 4.0% capacity increase in ALBDs, which accounted for $26 million, partially offset by lower other revenues, which accounted for $12 million, and a 1.3 percentage point decrease in occupancy, which accounted for $8 million. Onboard and other revenues included concession revenues of $229 million in 2013 and $230 million in 2012.

EAA Brands

Cruise passenger ticket revenues made up 82% of our 2013 total revenues. Cruise passenger ticket revenues increased by $30 million, or 2.2%, and remained at $1.4 billion in both 2013 and 2012. This increase was caused by:

•	$46 million—net currency impact;
•	$34 million—2.5% capacity increase in ALBDs and
•	$24 million—1.9 percentage point increase in occupancy.

These increases were partially offset by:

•	$70 million—decrease in cruise ticket pricing.

Our cruise ticket pricing decline, which was affected by the ongoing challenging economic environment in Europe, was driven by our Northern European brands, partially offset by increases at Costa and P&O Cruises (Australia).

The remaining 18% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased by $17 million, or 5.9%, to $303 million in 2013 from $286 million in 2012. Onboard and other revenues included concession revenues of $107 million in 2013 and $104 million in 2012.

Costs and Expenses

Consolidated

Operating costs and expenses increased $320 million, or 12.3%, to $2.9 billion in 2013 from $2.6 billion in 2012. This increase was caused by:

•	$176 million—impairment charges related to two smaller Costa ships;
•	$85 million—3.4% capacity increase in ALBDs;
•	$34 million—increase in air transportation costs related to guests who purchased their tickets from us;
•	$33 million—additional ship repair and maintenance expenses;
•	$32 million—net currency impact and
•	$15 million—special expense assessment from the British Merchant Navy Officers’ Pension Fund (“MNOPF”).

These increases were partially offset by:

•	$29 million—lower fuel consumption per ALBD and
•	$26 million—various other operating expenses, net.

Selling and administrative expenses increased $30 million, or 7.3%, to $439 million in 2013 from $409 million in 2012.

Depreciation and amortization expenses increased $23 million, or 6.0%, to $406 million in 2013 from $383 million in 2012.

A $13 million impairment charge for Ibero’s trademarks was recorded in 2013. See “Note 4—Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of this impairment charge.

Our total costs and expenses as a percentage of revenues increased to 79.9% in 2013 from 72.4% in 2012. Our total costs and expenses as a percentage of revenues, excluding the 2013 ship, trademark and other impairment charges, increased to 75.6% in 2013 from 72.4% in 2012.

North America Brands

Operating costs and expenses increased $148 million, or 9.5%, to $1.7 billion in 2013 from $1.6 billion in 2012. This increase was substantially due to our 4.0% capacity increase in ALBDs, which accounted for $62 million, additional ship repair and maintenance expenses, which accounted for $44 million, and an increase in air transportation costs related to guests who purchased their tickets from us, which accounted for $39 million.

Our total costs and expenses as a percentage of revenues increased to 76.5% in 2013 from 70.7% in 2012.

EAA Brands

Operating costs and expenses increased by $177 million, or 18.5%, to $1.1 billion in 2013 from $1.0 billion in 2012. This increase was caused by:

•	$176 million—impairment charges related to two smaller Costa ships;
•	$32 million—net currency impact;
•	$24 million—2.5% capacity increase in ALBDs and
•	$9 million—MNOPF expense.

These increases were partially offset by:

•	$18 million—lower fuel consumption per ALBD and
•	$46 million—various other operating expenses, net.

A $13 million impairment charge for Ibero’s trademarks was recorded in 2013.

Our total costs and expenses as a percentage of revenues increased to 86.0% in 2013 from 75.4% in 2012. Our total costs and expenses as a percentage of revenues, excluding the 2013 ship impairment, trademark and other impairment charges, decreased to 74.1% in 2013 from 75.4% in 2012.

Operating Income

Our consolidated operating income decreased $344 million to $951 million in 2013 from $1.3 billion in 2012. Our North America brands’ operating income decreased $162 million to $672 million in 2013 from $834 million in 2012, and our EAA brands’ operating income decreased $169 million to $239 million in 2013 from $408 million in 2012. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net unrealized gains on fuel derivatives were $64 million in 2013 compared to $136 million in 2012. There were no realized gains or losses on fuel derivatives recognized in 2013 compared to $12 million of realized losses in 2012.

Key Performance Non-GAAP Financial Indicators

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business and gains and losses on ship sales including impairments, net that are not part of our core operating business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. generally accepted accounting principles (“U.S. GAAP”) consolidated financial statements.

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

Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. In addition, during the third quarter of 2013, we changed our definition of net cruise costs with and without fuel to exclude gains and losses on ship sales including impairments, net as they are not considered part of our core operating business and are not included in our non-GAAP net income and non-GAAP EPS. Accordingly, we have changed our previously reported net cruise costs per ALBD and net cruise costs excluding fuel per ALBD for the nine months ended August 31, 2012 from $124.78 to $124.11 and $91.67 to $91.00, respectively, to exclude losses on ship sales including impairments, net to be consistent with our treatment of these types of charges in our 2013 net cruise costs per ALBD.

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

We believe that the losses on ship sales including impairments, net recognized in the three and nine months ended August 31, 2013 and 2012 are not part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we believe it is more meaningful for gains and losses on ship sales including impairments, net to be excluded from our net income and EPS and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these items. In addition, we changed our previously reported non-GAAP EPS for the nine months ended August 31, 2012 from $1.75 to $1.80 to exclude losses on ship sales including impairments, net to be consistent with our treatment of these type of charges in our 2013 non-GAAP EPS.

We believe that the goodwill, trademark and other impairment charges recognized in the three and nine months ended August 31, 2013 and 2012 are special charges and, therefore, are also not an indication of our future earnings performance. As such, we also believe it is more meaningful for these impairment charges to be excluded from our net income and EPS and, accordingly, we present non-GAAP net income and non-GAAP EPS excluding these impairment charges.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended August 31,
	2013	2013 Constant Dollar	2012

Passenger ticket revenues	$3,598	$3,551	$3,561
Onboard and other revenues	987	980	965

Gross cruise revenues	4,585	4,531	4,526

Less cruise costs
Commissions, transportation and other	(654)	(643)	(613)
Onboard and other	(144)	(143)	(150)

	(798)	(786)	(763)

Net passenger ticket revenues	2,944	2,908	2,948
Net onboard and other revenues	843	837	815

Net cruise revenues	$3,787	$3,745	$3,763

ALBDs	19,248,129	19,248,129	18,613,416

Gross revenue yields	$238.20	$235.42	$243.18
% decrease vs. 2012	(2.0)%	(3.2)%
Net revenue yields	$196.79	$194.57	$202.21
% decrease vs. 2012	(2.7)%	(3.8)%
Net passenger ticket revenue yields	$152.96	$151.09	$158.34
% decrease vs. 2012	(3.4)%	(4.6)%
Net onboard and other revenue yields	$43.83	$43.48	$43.87
% decrease vs. 2012	(0.1)%	(0.9)%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended August 31,
	2013	2013 Constant Dollar	2012

Cruise operating expenses	$2,834	$2,802	$2,506
Cruise selling and administrative expenses	436	433	407

Gross cruise costs	3,270	3,235	2,913
Less cruise costs included above
Commissions, transportation and other	(654)	(643)	(613)
Onboard and other	(144)	(143)	(150)
Ship impairments	(176)	(165)	-

Net cruise costs	2,296	2,284	2,150
Less fuel	(544)	(544)	(541)

Net cruise costs excluding fuel	$1,752	$1,740	$1,609

ALBDs	19,248,129	19,248,129	18,613,416

Gross cruise costs per ALBD	$169.89	$168.05	$156.52
% increase vs. 2012	8.5%	7.4%
Net cruise costs per ALBD	$119.34	$118.64	$115.55
% increase vs. 2012	3.3%	2.7%
Net cruise costs excluding fuel per ALBD	$91.09	$90.39	$86.44
% increase vs. 2012	5.4%	4.6%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended August 31,
	2013	2012
Net income – diluted
U.S. GAAP net income	$934	$1,330
Ship impairments	176	-
Trademark and other impairment charges	27 (a)	-
Unrealized gains on fuel derivatives, net	(64)	(136)

Non-GAAP net income	$1,073	$1,194

Weighted-average shares outstanding – diluted	777	779

Earnings per share – diluted
U.S. GAAP earnings per share	$1.20	$1.71
Ship impairments	0.23	-
Trademark and other impairment charges	0.03	-
Unrealized gains on fuel derivatives, net	(0.08)	(0.18)

Non-GAAP earnings per share	$1.38	$1.53

(a)	Includes impairments of $13 million for Ibero’s remaining trademarks and $14 million related to an investment.

Net cruise revenues increased slightly by $24 million and remained at $3.8 billion in both 2013 and 2012. This increase was caused by a 3.4% capacity increase in ALBDs, which accounted for $128 million, and net currency impact, which accounted for $43 million, partially offset by our 3.8% decrease in constant dollar net revenue yields, which accounted for $145 million. The 3.8% decrease in net revenue yields on a constant dollar basis was comprised of a 4.6% decrease in net passenger ticket revenue yields and a slight decrease in net onboard and other revenue yields. The 4.6% decrease in net passenger ticket revenue yields was driven by our North America brands’ 5.4% net yield decrease, which was primarily due to promotional discounting at Carnival Cruise Lines. In addition, our EAA brands’ net passenger ticket revenue yields decreased 3.0%, which was affected by the ongoing challenging economic environment in Europe. Our EAA brands’ decline in net passenger ticket revenue yields was driven by our Northern European brands, partially offset by increases at Costa and P&O Cruises (Australia). Gross cruise revenues increased $59 million, or 1.3%, to $4.6 billion in 2013 from $4.5 billion in 2012 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased $143 million, or 8.9%, to $1.8 billion in 2013 from $1.6 billion in 2012. The increase was caused by a 4.6% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $76 million, our 3.4% capacity increase in ALBDs, which accounted for $55 million, and net currency impact, which accounted for $13 million. The 4.6% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by additional ship repair and maintenance expenses, which accounted for $33 million, the MNOPF expense, which accounted for $15 million, and various other operating expenses, net, which accounted for $28 million.

Fuel costs increased slightly by $3 million to $544 million in 2013 from $541 million in 2012. This increase was caused by our 3.4% capacity increase in ALBDs, which accounted for $19 million, and higher fuel prices, which accounted for $12 million, partially offset by lower fuel consumption per ALBD, which accounted for $29 million.

Gross cruise costs increased $357 million, or 12.3%, to $3.3 billion in 2013 from $2.9 billion in 2012 for principally the same reasons as discussed above.

Nine Months Ended August 31, 2013 (“2013”) Compared to the Nine Months Ended August 31, 2012 (“2012”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 76% of our 2013 total revenues. Cruise passenger ticket revenues decreased slightly by $49 million and remained at $9.0 billion in both 2013 and 2012. This decrease was caused by:

•	$313 million—decrease in cruise ticket pricing;
•	$14 million— decrease in air transportation revenues from guests who purchased their tickets from us and
•	$13 million—slight decrease in occupancy.

These decreases were partially offset by:

•	$254 million—2.8% capacity increase in ALBDs and
•	$41 million—net currency impact.

The remaining 24% of 2013 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $52 million, or 2.0%, to $2.7 billion in 2013 from $2.6 billion in 2012. This increase was caused by our 2.8% capacity increase in ALBDs, which accounted for $74 million, partially offset by lower other revenues, which accounted for $22 million. Onboard and other revenues included concession revenues of $842 million in 2013 and $825 million in 2012.

North America Brands

Cruise passenger ticket revenues made up 75% of our 2013 total revenues. Cruise passenger ticket revenues decreased slightly by $13 million and remained at $5.3 billion in both 2013 and 2012. This decrease was caused by:

•	$107 million—decrease in cruise ticket pricing and
•	$48 million—slight decrease in occupancy.

These decreases were partially offset by:

•	$110 million—2.1% capacity increase in ALBDs and
•	$29 million—increase in air transportation revenues from guests who purchased their tickets from us.

Our cruise ticket pricing decline was driven by promotional discounting at Carnival Cruise Lines.

The remaining 25% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased slightly by $6 million and remained at $1.8 billion in both 2013 and 2012. This increase was caused by our 2.1% capacity increase in ALBDs, which accounted for $37 million, partially offset by a slight decrease in occupancy, which accounted for $16 million, and lower onboard and other revenues, which accounted for $15 million. Onboard and other revenues included concession revenues of $560 million in 2013 and $555 million in 2012.

EAA Brands

Cruise passenger ticket revenues made up 82% of our 2013 total revenues. Cruise passenger ticket revenues decreased slightly by $34 million to $3.6 billion in 2013 from $3.7 billion in 2012. This decrease was caused by:

•	$209 million—decrease in cruise ticket pricing and
•	$52 million—decrease in air transportation revenues from guests who purchased their tickets from us.

These decreases were partially offset by:

•	$148 million—4.0% capacity increase in ALBDs;
•	$45 million—1.2 percentage point increase in occupancy and
•	$41 million—net currency impact.

Our cruise ticket pricing decline, which was affected by the ongoing challenging economic environment in Europe, was driven by our Northern European brands, partially offset by increases at P&O Cruises (Australia).

The remaining 18% of 2013 total revenues were comprised of onboard and other cruise revenues, which increased by $36 million, or 4.6%, to $818 million in 2013 from $782 million in 2012. This increase was principally due to our 4.0% capacity increase in ALBDs, which accounted for $31 million. Onboard and other revenues included concession revenues of $282 million in 2013 and $270 million in 2012.

Costs and Expenses

Consolidated

Operating costs and expenses increased $234 million, or 3.0%, to $8.0 billion in 2013 from $7.8 billion in 2012. This increase was caused by:

•	$216 million—2.8% capacity increase in ALBDs;
•	$176 million—impairment charges related to two smaller Costa ships;

•	$53 million—additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;
•	$28 million—net currency impact;
•	$20 million—additional ship repair and maintenance expenses;
•

$17 million—nonrecurrence in 2013 of hull and machinery insurance proceeds for the total loss of a ship in excess of its net book value resulting from the 2012 Ship Incident (“Costa’s excess insurance proceeds”);

•	$17 million—nonrecurrence in 2013 of a gain from a litigation settlement related to a Cunard ship’s propulsion pods (“Cunard’s litigation settlement”);
•	$17 million—higher insurance premiums and
•	$15 million—MNOPF expense.

These increases were partially offset by:

•	$96 million—lower fuel consumption per ALBD;
•

$75 million—decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$74 million—lower fuel prices;
•	$34 million—nonrecurrence in 2013 of the 2012 Costa Allegra ship impairment charge and
•	$29 million—nonrecurrence in 2013 of the 2012 Ship Incident related expenses.

Selling and administrative expenses increased $86 million, or 6.8%, and remained at $1.3 billion in both 2013 and 2012.

Depreciation and amortization expenses increased $51 million, or 4.5%, to $1.2 billion in 2013 from $1.1 billion in 2012.

In 2013, a $13 million impairment charge was recorded for Ibero’s trademarks. In 2012, $173 million of impairment charges were recorded for Ibero’s goodwill and trademarks.

Our total costs and expenses as a percentage of revenues increased to 89.4% in 2013 from 87.6% in 2012.

North America Brands

Operating costs and expenses increased $133 million, or 2.9%, to $4.7 billion in 2013 from $4.6 billion in 2012. This increase was caused by:

•	$95 million—2.1% capacity increase in ALBDs;
•	$53 million—additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;
•	$43 million—additional ship repair and maintenance expenses and
•	$43 million—increase in air transportation costs related to guests who purchased their tickets from us.

These increases were partially offset by:

•	$42 million—lower fuel consumption per ALBD;
•	$39 million—intersegment transaction related to intersegment insurance reimbursements, which was fully offset in our Cruise Support segment and
•	$28 million—lower fuel prices.

Our total costs and expenses as a percentage of revenues increased to 87.0% in 2013 from 83.9% in 2012.

EAA Brands

Operating costs and expenses increased $84 million, or 2.7%, and remained at $3.1 billion in both 2013 and 2012. This increase was caused by:

•	$176 million—impairment charges related to two smaller Costa ships;
•	$123 million—4.0% capacity increase in ALBDs;
•	$28 million—net currency impact;
•	$17 million—nonrecurrence in 2013 of Costa’s excess insurance proceeds;
•	$17 million—nonrecurrence in 2013 of a gain from Cunard’s litigation settlement and
•	$9 million—MNOPF expense.

These increases were partially offset by:

•

$110 million—decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$54 million—lower fuel consumption per ALBD;
•	$45 million—lower fuel prices;
•	$34 million—nonrecurrence in 2013 of the 2012 Costa Allegra impairment charge and
•	$29 million—nonrecurrence in 2013 of the 2012 Ship Incident related expenses.

In 2013, a $13 million impairment charge was recorded for Ibero’s trademarks. In 2012, $173 million of impairment charges were recorded for Ibero’s goodwill and trademarks.

Our total costs and expenses as a percentage of revenues decreased to 91.9% in 2013 from 92.3% in 2012.

Operating Income

Our consolidated operating income decreased $217 million to $1.2 billion in 2013 from $1.5 billion in 2012. Our North America brands’ operating income decreased $219 million to $922 million in 2013 from $1.1 billion in 2012, and our EAA brands’ operating income increased $19 million to $361 million in 2013 from $342 million in 2012. These changes were primarily due to the reasons discussed above.

Key Performance Non-GAAP Financial Indicators

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Nine Months Ended August 31,
	2013	2013 Constant Dollar	2012

Passenger ticket revenues	$8,951	$8,909	$9,000
Onboard and other revenues	2,670	2,664	2,618

Gross cruise revenues	11,621	11,573	11,618

Less cruise costs
Commissions, transportation and other	(1,777)	(1,766)	(1,793)
Onboard and other	(385)	(385)	(404)

	(2,162)	(2,151)	(2,197)

Net passenger ticket revenues	7,174	7,143	7,207
Net onboard and other revenues	2,285	2,279	2,214

Net cruise revenues	$9,459	$9,422	$9,421

ALBDs	55,220,366	55,220,366	53,705,889

Gross revenue yields	$210.44	$209.60	$216.33
% decrease vs. 2012	(2.7)%	(3.1)%
Net revenue yields	$171.28	$170.63	$175.42
% decrease vs. 2012	(2.4)%	(2.7)%
Net passenger ticket revenue yields	$129.91	$129.36	$134.19
% decrease vs. 2012	(3.2)%	(3.6)%
Net onboard and other revenue yields	$41.37	$41.27	$41.24
% increase vs. 2012	0.3%	0.1%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Nine Months Ended August 31,
	2013	2013 Constant Dollar	2012
Cruise operating expenses	$7,890	$7,862	$7,643
Cruise selling and administrative expenses	1,341	1,338	1,255

Gross cruise costs	9,231	9,200	8,898
Less cruise costs included above
Commissions, transportation and other	(1,777)	(1,766)	(1,793)
Onboard and other	(385)	(385)	(404)
Losses on ship sales including impairments, net	(178)	(167)	(36)

Net cruise costs	6,891	6,882	6,665
Less fuel	(1,659)	(1,659)	(1,778)

Net cruise costs excluding fuel	$5,232	$5,223	$4,887

ALBDs	55,220,366	55,220,366	53,705,889

Gross cruise costs per ALBD	$167.17	$166.61	$165.68
% increase vs. 2012	0.9%	0.6%
Net cruise costs per ALBD	$124.79	$124.62	$124.11
% increase vs. 2012	0.6%	0.4%
Net cruise costs excluding fuel per ALBD	$94.76	$94.59	$91.00
% increase vs. 2012	4.1%	3.9%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Nine Months Ended August 31,
	2013		2012
Net income–diluted
U.S. GAAP net income	$1,012		$1,205
Losses on ship sales including impairments, net	163	(a)	36	(b)
Goodwill, trademark and other impairment charges	27		173
Unrealized gains on fuel derivatives, net	(5)		(12)

Non-GAAP net income	$1,197		$1,402

Weighted-average shares outstanding – diluted	777		779

Earnings per share–diluted
U.S. GAAP earnings per share	$1.30		$1.55
Losses on ship sales including impairments, net	0.21	(a)	0.05	(b)
Goodwill, trademark and other impairment charges	0.03		0.22
Unrealized gains on fuel derivatives, net	-		(0.02)

Non-GAAP earnings per share	$1.54		$1.80

(a)	Substantially due to $176 million of impairment charges related to two smaller Costa ships, partially offset by a $15 million gain in our Tour and Other segment from the sale of a former Holland America Line ship, which was on charter to an unaffiliated entity.
(b)	Substantially all due to a $34 million Costa Allegra impairment charge.

Net cruise revenues increased slightly by $38 million to $9.5 billion in 2013 from $9.4 billion in 2012. This was caused by our 2.8% capacity increase in ALBDs, which accounted for $266 million, and net currency impact, which accounted for $36 million, partially offset by a 2.7% decrease in constant dollar net revenue yields, which accounted for $265 million. The 2.7% decrease in net revenue yields on a constant dollar basis was caused by a 3.6% decrease in net passenger ticket revenue yields, partially offset by a slight increase in net onboard and other revenue yields. The 3.6% decrease in net passenger ticket revenue yields was driven by our North America brands’ 3.0% net yield decrease, which was primarily due to promotional discounting at Carnival Cruise Lines. In addition, our EAA brands’ net passenger ticket revenue yields decreased 4.2%, which was affected by the ongoing challenging economic environment in Europe. Our EAA brands’ decline in net passenger ticket revenue yields was driven by our Northern European brands, partially offset by increases at P&O Cruises (Australia). Gross cruise revenues increased slightly by $3 million and remained at $11.6 billion in both 2013 and 2012 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased $345 million, or 7.1%, to $5.2 billion in 2013 from $4.9 billion in 2012. The increase was caused by a 3.9% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $198 million, our 2.8% capacity increase in ALBDs, which accounted for $138 million, and net currency impact, which accounted for $9 million. The 3.9% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by:

•	$53 million—additional costs and expenses related to the 2013 Carnival Triumph voyage disruptions;
•	$20 million—additional ship repair and maintenance expenses;
•	$17 million—nonrecurrence in 2013 of Costa’s excess insurance proceeds;
•	$17 million—nonrecurrence in 2013 of a gain from Cunard’s litigation settlement;
•	$17 million—higher insurance premiums;
•	$15 million—MNOPF expense and
•	$88 million—various other operating expenses, net.

These increases were partially offset by:

•	$29 million—nonrecurrence in 2013 of the 2012 Ship Incident related expenses.

Fuel costs decreased $119 million, or 6.7%, to $1.7 billion in 2013 from $1.8 billion in 2012. This was caused by lower fuel consumption per ALBD, which accounted for $96 million, lower fuel prices, which accounted for $74 million, partially offset by our 2.8% capacity increase in ALBDs, which accounted for $50 million.

Gross cruise costs increased $333 million, or 3.7%, to $9.2 billion in 2013 from $8.9 billion in 2012 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund all of our capital investment program and still have free cash flow, which we intend to return to shareholders. Other objectives of our capital structure policy are to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.

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

At August 31, 2013, we had a working capital deficit of $4.9 billion. This deficit included $3.0 billion of current customer deposits, which represent the passenger revenues we collected within a year in advance of sailing dates and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our August 31, 2013 working capital deficit also included $2.2 billion of current debt obligations, which are substantially related to our publicly-traded notes, export credit facilities, bank loans and other debt. We continue to generate substantial cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit and other facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our August 31, 2013 working capital deficit balance, our non-GAAP adjusted working capital was $352 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

Sources and Uses of Cash

Our business provided $2.4 billion of net cash from operations during the nine months ended August 31, 2013, a decrease of $117 million, or 4.7%, compared to $2.5 billion for the same period in 2012. This decrease was caused by less cash being provided from our operating results, partially offset by less cash being used for our working capital needs.

During the nine months ended August 31, 2013, our expenditures for capital projects were $1.8 billion, of which $1.2 billion was spent on our ongoing new shipbuilding program, including $836 million for the final delivery payments for AIDAstella and Royal Princess. In addition to our new shipbuilding program, we had capital expenditures of $490 million for ship improvements and replacements and $143 million for information technology and other assets. Furthermore, during the nine months ended August 31, 2013, we sold three of our Seabourn ships and received $70 million in cash proceeds, which represented substantially all of the sales price.

During the nine months ended August 31, 2013, we borrowed a net $142 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the nine months ended August 31, 2013, we issued $1.0 billion of unsecured publicly-traded notes, of which $500 million was used to repay a like amount of unsecured floating rate export credit facilities, and also borrowed $837 million of new long-term debt under two unsecured floating rate export credit facilities. Furthermore, during the nine months ended August 31, 2013 we repaid $942 million of long-term debt. Finally, during the nine months ended August 31, 2013 we paid cash dividends of $970 million and purchased $103 million of shares of Carnival Corporation common stock in open market transactions, net of $35 million of treasury stock sales under our Stock Swap program.

Future Commitments and Funding Sources

Our contractual cash obligations as of August 31, 2013 have changed compared to November 30, 2012 primarily as a result of our debt borrowings and repayments and ship progress payments as noted above under “Sources and Uses of Cash.”

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

The year-over-year percentage increase in our capacity for the fourth quarter of 2013 is expected to be 3.3%. The year-over-year percentage increase in our annual capacity for 2013, 2014, 2015 and 2016 is currently expected to be 2.9%, 2.1%, 4.3% and 3.8%, respectively. These percentage increases result primarily from contracted new ships entering service and include Costa Voyager, Seabourn Pride, Seabourn Spirit and Seabourn Legend leaving the fleet in November 2013, April 2014, April 2015 and May 2015, respectively, and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.

At August 31, 2013, we had liquidity of $6.7 billion. Our liquidity consisted of $738 million of cash and cash equivalents, which excludes $243 million of cash used for current operations, $2.4 billion available for borrowing under our revolving credit facilities, net of commercial paper borrowings, and $3.6 billion under our committed export credit ship financings and one other facility. Of this $3.6 billion, $0.2 billion, $1.1 billion, $1.0 billion and $1.4 billion are scheduled to be funded in 2013, 2014, 2015 and 2016, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in “Note 5—Debt” in the annual consolidated financial statements, which is included within our 2012 Form 10-K. At August 31, 2013, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At August 31, 2013, 60% and 40% (58% and 42% at November 30, 2012) of our debt was U.S. dollar and euro-denominated, respectively, including the effect of foreign currency swaps.

During the nine months ended August 31, 2013, we entered into zero cost collar fuel derivatives for 15.1 million barrels of Brent to cover a portion of our estimated fuel consumption for 2014 through 2017. See “Note 4—Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these fuel derivatives. At August 31, 2013, the estimated fair value of our outstanding fuel derivative contracts was an asset of $11 million.

During January 2013, we entered into interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At August 31, 2013, these fair value hedges effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt.

During July 2013, we entered into interest rate swaps designated as cash flow hedges whereby we will receive floating interest rate payments in exchange for making fixed interest rate payments on our AIDAstella and AIDAmar export credit facilities, which will become effective in September 2013 and February 2014, respectively. These cash flow hedges will effectively change $639 million of EURIBOR-based floating rate debt to fixed rate debt.

For a further discussion of our hedging strategies and market risks, see “Note 4—Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2012 Form 10-K.

Item 4.	Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2013, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 25, 2012, an action was filed in the United States District Court for the Central District of California naming as defendants Carnival Corporation, Costa Crociere S.p.A., Micky Arison, Howard Frank, Arnold W. Donald, Joseph Farcus, and Joseph Farcus, Architect, P.A. (Sandoval v. Carnival Corporation). The defendants have been served with the action, although the plaintiffs voluntarily dismissed claims against Costa Crociere S.p.A. The action was filed by two plaintiffs in connection with the 2012 Ship Incident. The plaintiffs allege claims for design defect, negligent training and operations, and gross negligence. On March 21, 2013, the defendants filed a motion to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine. The defendants also filed a motion for summary judgment on May 23, 2013. Both motions are pending at this time. The plaintiffs have voluntarily dismissed all defendants other than Carnival Corporation. The matter is not currently set for trial pending the court ruling on the outstanding motions.

On July 5, 2012, two actions were filed in the Circuit Court serving Miami-Dade County, Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus Architect, P.A. (Scimone v. Carnival Corp. and Abeid-Saba v. Carnival Corp.). The defendants have been served with the action. The plaintiffs filed the actions in connection with the 2012 Ship Incident. The plaintiffs allege claims for negligence, product liability, professional negligence and intentional tort. The complaints seek economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaints to state a claim for punitive damages. The defendants removed the cases to the United States District Court for the Southern District of Florida and moved to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine and the forum selection clauses in certain of the plaintiffs’ Passage Ticket Contracts. The plaintiffs filed motions to remand the cases back to state court. On February 15, 2013, the federal court granted the motions to remand, which were affirmed by the U.S. Court of Appeals for the Eleventh Circuit on July 1, 2013. On July 19, 2013, the state court assigned to hear Abeid-Saba granted the defendants’ motion to dismiss all the plaintiffs’ claims to Italy based on the forum non conveniens doctrine. The same day, the state court assigned to hear Scimone granted the defendants’ motion to dismiss all of the foreign plaintiffs’ claims to Italy based on the forum non conveniens doctrine; however, the motion was denied as to the 17 plaintiffs who are U.S. citizens. The plaintiffs have filed notices of appeal of the dismissal orders in both cases. In Scimone, the defendants have filed a notice of appeal from the denial of its motion to dismiss the claims of the U.S. plaintiffs. On October 28, 2013, a hearing is scheduled on the defendants’ motion to dismiss the claims of the U.S. plaintiffs in Scimone based on forum selection clauses in the Passage Ticket Contracts.

On January 9, 2013, an action was filed in the Circuit Court serving Miami-Dade County naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Gual v. Carnival Corp.). The defendants were served on June 20, 2013. The plaintiffs, consisting of ten Spanish citizens, filed the action in connection with the 2012 Ship Incident. The plaintiffs’ allege claims for maritime negligence, negligent hiring, supervision and retention, negligent training, gross negligence, intentional tortious conduct, intentional infliction of emotional distress, wrongful death under Florida law and breach of contract.

On August 28, 2013, the UK Maritime & Coastguard Agency began an investigation into allegations that Caribbean Princess breached international pollution laws, and we have begun our own internal investigation. Any potential monetary sanctions are not currently ascertainable.

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

A. Repurchase Authorizations

In September 2007, the Boards of Directors authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program. In January 2013, the Boards of Directors increased the remaining $165 million under the Repurchase Program back to $1 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the three months ended August 31, 2013, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. At September 23, 2013, the remaining availability under the Repurchase Program was $975 million.

In addition to the Repurchase Program, the Boards of Directors have authorized the repurchase of up to 19.2 million Carnival plc ordinary shares and up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At September 23, 2013, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 31.1 million shares of Carnival Corporation common stock.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and has 18.1 million shares remaining at September 23, 2013. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing Carnival plc ordinary shares, with such sales made by Carnival Corporation or Carnival Investments Limited through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and has 31.1 million shares remaining at September 23, 2013. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act.

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

During the three months ended May 31, 2013 and August 31, 2013, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Material contracts

10.1*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Section 1350 Certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5**	Certification Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101	The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 as filed with the SEC on October 3, 2013 formatted in XBRL, are as follows:
	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2013 and 2012;				X

	(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2013 and 2012;				X

	(iii) the Consolidated Balance Sheets at August 31, 2013 and November 30, 2012;				X

	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and 2012; and				X

	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	Indicates a compensation plan.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Arnold W. Donald	By: /s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief	President and Chief
Executive Officer	Executive Officer

By: /s/ Howard S. Frank	By: /s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Senior Vice President and	Senior Vice President and
Chief Financial Officer	Chief Financial Officer

Date: October 3, 2013	Date: October 3, 2013