Form 10-K
period 2013-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2014-01-29
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9610	Commission file number: 001-15136

Carnival Corporation	Carnival plc
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)
Republic of Panama	England and Wales
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
59-1562976	98-0357772
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue	Carnival House, 5 Gainsford Street,
Miami, Florida 33178-2428	London SE1 2NE, United Kingdom
(Address of principal executive offices and zip code)	(Address of principal executive offices and zip code)

(305) 599-2600	011 44 20 7940 5381
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(b) of the Act:

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

Large Accelerated Filers	☑	Accelerated Filers	☐

Non-Accelerated Filers	☐	Smaller Reporting Companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $12.8 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.	The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $6.2 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 22, 2014, Carnival Corporation had outstanding 592,239,644 shares of its Common Stock, $0.01 par value.	At January 22, 2014, Carnival plc had outstanding 215,712,872 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 592,239,644 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2013

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2013 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2013 Annual Report on Form 10-K (“Form 10-K”).

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

Portions of the Registrants’ 2014 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

We are the largest cruise company with a global market share of 46% and are among the most profitable and financially strong leisure travel companies in the world with a market capitalization of $32 billion at January 22, 2014. We operate 101 cruise ships within a portfolio of ten leading cruise brands that sell cruise products and services in all the world’s major vacation markets. We are also a leading provider of vacations to all major cruise destinations throughout the world (see Part I, Item I, Business. A. “Cruise Programs”). A description of the principal vacation regions where we source substantially all of our guests and our brands that market primarily to these vacationers is discussed in Part I, Item1. Business. B. “Cruise Business – North America” and “Cruise Business – Europe, Australia & Asia.”

II.	Mission and Related Strategies

Our mission is to take the world on vacation and deliver exceptional experiences that appeal to a large variety of consumers, all at an outstanding value. We believe our multi-brand strategy is essential to achieving our mission and maintaining our leadership positions. Our ten unique brands with worldwide sourcing of guests and diverse itinerary options allow us to expand our offerings to our ever increasing past guest customer base, while continuing to grow our business through the acquisition of new guests in established and emerging markets. Our success also depends on our ability to understand our guests’ needs and consistently exceed their expectations by providing them with a wide variety of exceptional vacation experiences. We strive to capture a greater share of consumers’ spending on vacations by providing extraordinary cruise products and services, all at an outstanding value.

In conjunction with our mission we are committed to:

•

Protecting the health, safety and security of our guests, employees and all others working on our behalf, thereby promoting an organization that is free of injuries, illness and loss. Our uncompromising commitment to the safety of our guests and crew is paramount to the success of our business. We continue to focus on improving existing, and implementing new, safety measures onboard all of our ships.

•	Protecting the environment, including the marine environment in which our vessels sail and the communities in which we operate.
•	Fully complying with, or exceeding, all legal and statutory requirements related to health, environment, safety, security and sustainability throughout our business activities.
•	Assigning health, environment, safety, security and sustainability matters the same priority as other critical business matters.

Our primary financial goals are to profitably grow our cruise business thus increasing our return on invested capital, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund all of our capital investments. Over time, we expect to have higher levels of free cash flow, which we intend to return to shareholders in the form of additional dividends and opportune share buybacks. We are also committed to maintaining our strong investment grade credit ratings, which are among the highest in the leisure travel industry.

We are building new innovative ships and continue to invest in our existing ships to strengthen the leadership position of each of our brands and to achieve our mission and primary financial goals. Our newbuilding program is the primary platform for our capacity growth. In 2013, we continued to enhance our fleet with the debut of Princess Cruises’ 3,560-passenger Royal Princess and AIDA Cruises’ 2,194-passenger AIDAstella. We currently have eight cruise ships scheduled to enter service between May 2014 and June 2016, some of which will replace existing capacity from the possible sales of older, smaller or less efficient ships. We strategically time the introduction of additional ships into our brands to allow ample time for those lines to further grow their guest base and absorb the new capacity. In addition, we will continue to focus on increasing our fleets’ onboard revenues by adding new innovative products and services for our guests to enjoy.

Based on our current ship orders and announced ship withdrawals, our capacity growth rate is expected to be 4%, compounded annually through 2016. Our rate of growth has slowed in the more established regions of North America and Western Europe.

We are committed to a measured pace of newbuilds to achieve an optimal balance of supply and demand to maximize our profitability in these established regions. In addition, we believe that we have significant opportunities to grow our presence in the emerging Asian cruise region and will continue to redeploy some of our existing ships to that region. In 2013, we more than doubled our presence in China and launched our first season of cruises originating from Japan. In 2013, we also opened ten sales offices throughout Asia to support our continued expansion plans in this important emerging cruise region.

Each of our major brands has its own operating team, which helps create an ownership culture that is an important driver of our performance. We believe this approach results in delivering products and services that are tailored to specific geographic areas and lifestyles, which allows us to penetrate each geographic area more effectively. With over 100 ships and more than 10 million guests, we have a scale advantage in the cruise industry and we are aggressively seeking opportunities to use it to drive top-line improvements and obtain economies of scale and synergies by utilizing our purchasing power and implementing cross-brand initiatives aimed at cost containment, such as common reservation systems, shared data centers and shared port facilities.

We recently realigned our leadership team and changed our work processes and our incentive structures to enable our brands to more efficiently collaborate and coordinate among each other, which will help us to further optimize our operations. Our leadership team has identified and will continue to identify opportunities to use our scale to drive initiatives to increase our revenues and optimize our cost structure with the goal of improving our return on invested capital. In addition, we have heightened our focus on the guest experience and further exceeding guest expectations.

Some of our most important cross-brand initiatives have been aimed at further improving our safety training, continuing to enhance our fleet to further increase our guest and crew safety and comfort, further reducing our fuel consumption and limiting the financial impact of low sulfur fuel usage requirements while achieving regulatory environmental objectives. In addition, we have streamlined certain support functions to gain efficiencies and achieve cost savings. In 2013, we furthered our environmental efforts through the successful testing of a new exhaust gas cleaning “scrubber” technology and plan to install scrubbers on most of our ships. In addition to exceeding stricter air emission standards, this technology will help mitigate higher fuel costs on these ships. As 2014 progresses, we will continue to implement a number of strategic initiatives designed to fuel our earnings power, drive cash flow and improve return on invested capital over time.

In 2012 and 2013, we had voyage disruptions that drew public attention to the safety and reliability of our products and services. Although the frequency of our incidents relative to our size is below the cruise industry average, the negative publicity we received significantly impacted the reputation and, accordingly, the demand for two of our largest brands, Costa Cruises (“Costa”) and Carnival Cruise Lines. We have, and continue to, take steps to help ensure that our cruise products and services are safe and reliable and that in the rare event of a ship incident, our guests and crew are comfortably returned to port. Safety of our guests and crew is our utmost concern and key to our continuing success. These incidents, in combination with the uncertain global economic conditions significantly impacted our results in 2012 and 2013. However, we are confident that our business will continue to recover over the next few years.

In order to achieve our financial goals, we are also committed to rebuilding the image and reputation of Costa and Carnival Cruise Lines by regaining the confidence of their guests and travel agents. The reputation of Costa has significantly improved during 2013 and we expect this improvement to continue in the future. In 2013, Costa did return to profitability, excluding the impact of ship impairment charges related to two of its smaller vessels, and we expect to see an increase in Costa’s profitability in 2014 despite softer economies in Southern Europe.

After successfully up righting Costa Concordia in 2013, we are working with the insurers, local authorities and industry leading salvage experts to remove the ship from the coast of Italy in 2014 while minimizing any environmental impact from the 2012 ship incident. As of January 22, 2014, we have settled 94% and 75% of the crew and guest claims, respectively. Substantially all of the ship removal costs and the costs of these and future claims will be covered by insurance.

As of January 22, 2014 according to national market research data Carnival Cruise Lines, which is our largest cruise brand, has recovered more than 75% of the loss in its brand perception and more than 80% of the loss in its brand consideration among first-time cruisers, while its brand consideration among past cruisers has exceeded pre-incident levels. Having already implemented several strategies to enhance its operations and strengthen its public perception, we believe that over time the brand will continue to recover its reputation and increase its profitability. Earlier this year, Carnival Cruise Lines announced an estimated $300 million vessel enhancement program, which is part of a corporate-wide program that will take place over the next several years and is expected to cost as much as $700 million, to improve emergency power capabilities, to introduce new or enhanced fire safety technology and to increase the level of operating redundancies across its entire fleet.

In addition to the operational enhancements, Carnival Cruise Lines has launched a new travel agent outreach program designed to strengthen relationships by opening the lines of communication and implementing changes based on travel agent feedback. The most important goal of this program is to let travel agents know that Carnival Cruise Lines appreciates, needs and relies on them and values their insight and support. As part of the program, Carnival Cruise Lines has implemented a number of initiatives, including a simplified pricing structure, enhanced travel agent website capabilities and new group promotions. Further, they have launched a new nationwide advertising campaign to stimulate consumer interest by sharing memorable vacation moments from past guests. Carnival Cruise Lines has also introduced a new industry-leading vacation guarantee, whereby guests will receive a 110% refund of their cruise fare plus return travel arrangements if they are not satisfied with their cruise for any reason and provide notification within the first 24 hours of the voyage. We believe that Carnival Cruise Lines will successfully implement these and other strategies and programs, along with a number of innovative product enhancement initiatives, which will lead to continuing improvement in its reputation, which in turn will drive additional guest demand and increase profitability.

III.	Cruise Programs

Our 101 ships sail to all of the world’s major cruise destinations and the percentage of our passenger capacity deployed in each of these regions is as follows:

Region	2014	2013	2012

Caribbean	35%	33%	35%
Europe	29	31	29
Asia/Australia	12	10	8
Alaska	5	6	6
Other	19	20	22

	100%	100%	100%

B.	Cruise Business

I.	Overview

a.	Summary

The multi-night cruise industry has grown significantly but still remains relatively small compared to the wider global vacation industry, which includes a large variety of land-based vacation alternatives around the world. For example, there were only about 240,000 cabins in the global cruise industry at November 30, 2013, which is less than two percent of the number of worldwide hotel rooms. Within the global vacation industry, cruise companies compete for the discretionary income spent by vacationers. A 2013 Nielsen Global Consumer Confidence Survey found that after providing for savings and living expenses, the number one global spending priority is for vacations. As a result of these and other favorable cruise industry characteristics, we believe that the cruise industry has the opportunity to capture a greater share of consumers’ spending.

b.	Favorable Characteristics of the Cruise Industry

1.	Exceptional Value Proposition

We believe that the cost of a cruise vacation represents an exceptional value in comparison to alternative land-based vacations. Cruising provides many relatively unique benefits, such as transportation to various destinations while also providing accommodations, a generous diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. To make cruising even more cost effective and more easily accessible to our guests, we offer a number of drive-to homeports, which enables many cruise guests to reduce their overall vacation costs by eliminating or reducing air and other transportation costs.

2.	Relatively Low Penetration Levels

Based on industry data, the 2013 annual penetration rates when computed based on the number of annual cruise guests as a percentage of the total population are as follows:

•	3.4% for North America (a),
•	2.9% for Australia,
•	2.8% for the United Kingdom (“UK”) and
•	1.4% for continental Europe (Germany, Italy, France, Spain and Portugal).

(a)	For the purpose of the penetration rate calculation, North America is only comprised of the United States of America (“U.S.”) and Canada.

Based on industry data or our internal estimates, approximately 20% of the U.S. population and lower percentages of European and Australian populations have ever taken a cruise. In addition, Europeans and Australians have significantly more vacation days a year than North Americans, which presents opportunities for increases in these regions’ penetration levels compared to North America.

Cruising is at an earlier stage of development and has lower penetration rates in emerging markets within Asia. There are an increasing number of relatively lower penetrated markets where economic growth has raised discretionary income levels and thus fueled an increasing demand for vacations, including cruising.

3.	Wide Appeal

Cruising appeals to a broad range of ages and income levels. The average age of a cruise guest varies by brand and ranges from approximately 40 years to 60 years across the contemporary, premium and luxury cruise categories. Cruising provides something for every generation, from kids’ clubs to an array of onboard entertainment provided to teens and adults. Cruising also offers transportation to a variety of destinations and a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes and from most income levels. To attract more first time cruisers, the duration of some cruises has been shortened, which has lowered the purchase price and thus broadened the appeal for cruising. Our brands have multiple pricing levels that vary by cruise line, by category of cabin, by ship, by season, by duration and by itinerary.

4.	Positive Demographics

The average age of populations in established cruise regions is increasing. Between 2013 and 2023, the number of people in the cruise business’ primary age group of 45 years and older is expected to grow by 17 million, or 12%, in the U.S. and Canada and 15 million, or 10%, in the major Western European countries. We believe the cruise industry is well-positioned to take advantage of these favorable age demographics in its major markets.

Many emerging international markets are experiencing growing economies and a rapid growth in middle-class consumers. As their earnings power and disposable income increase, these middle-class consumers are becoming more eager to purchase entertainment, travel and discretionary products and services. This demand growth provides the cruise business the opportunity to expand its reach in these markets.

5.	Ship Mobility

The mobility of cruise ships enables them to move between regions in order to maximize their profitability. Accordingly, cruise companies can redeploy their ships to other more profitable regions as guests’ tastes change and if economic or other conditions warrant.

6.	High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise vacation higher than comparable land-based hotel and resort vacations. According to industry surveys, the cruise experience consistently exceeds expectations of repeat and first-time cruisers on a wide range of important vacation attributes. Cruising continues to receive high guest satisfaction rates because of the unique vacation experiences it offers, including visiting multiple destinations without having to pack and unpack, all-inclusive product offerings and state-of-the-art cruise ships with entertainment, relaxation and fun, all at an outstanding value.

7.	Favorable Supply Versus Demand Balance

Over the last several years cruise operators have slowed their passenger capacity growth compared to historical levels. Furthermore, smaller, older or less efficient cruise ships will continue to be retired from service as they near the end of their economic lives or no longer provide sufficient cash flows. Over time we expect demand to accelerate as we rebuild our Carnival Cruise Lines and Costa brands, global economic conditions improve and emerging markets continue to develop. We believe this favorable supply versus demand balance will have a positive impact on our ability to profitably grow our cruise business.

c.	Global Cruise Industry

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

The passenger capacities that have been or are expected to be marketed are as follows:

	Passenger Capacity (weighted-average)
Fiscal Year	Global Cruise Industry	Carnival Corporation & plc

2007	359,000	150,000
2008	377,000	162,000
2009	397,000	174,000
2010	423,000	186,000
2011	443,000	195,000
2012	455,000	200,000
2013	470,000	205,000
2014 (a)	482,000	210,000
2015 (a)	503,000	220,000
2016 (a)	525,000	228,000

(a)	Our estimates of future passenger capacity do not include any assumptions related to unannounced ship withdrawals and, accordingly, our estimates could indicate a higher growth in passenger capacity than will actually occur.

•	The global cruise industry and our passenger capacity have increased at compound annual growth rates of 4.9% and 5.9%, respectively, from 2007 to 2012.
•	The global cruise industry and our compound annual passenger capacity growth rates are currently expected to be 3.6% and 3.3%, respectively, from 2012 to 2016.

The number of cruise guests carried are as follows:

	Cruise Guests
	Global Cruise Industry			Carnival Corporation & plc
Year (a)	North America	Europe, Australia, Asia and Other	Total	Total

2007	10,450,000	5,500,000	15,950,000	7,672,000
2008	10,290,000	6,000,000	16,290,000	8,183,000
2009	10,400,000	7,190,000	17,590,000	8,519,000
2010	11,000,000	8,070,000	19,070,000	9,147,000
2011	11,440,000	9,050,000	20,490,000	9,559,000
2012 2013 (b)	11,640,000 11,790,000	9,180,000 9,750,000	20,820,000 21,540,000	9,829,000 10,061,000

(a)	The estimates of the total guests carried for 2007 through 2012 were obtained from G.P. Wild (International) Limited, an independent cruise research company, and are based upon where the guests were sourced and not the cruise brands on which they sailed.
(b)	The estimates of the total guests carried for 2013 are based on internally developed global guests’ growth rates.

•

The number of cruise guests carried in the global cruise industry and by us have increased at compound annual growth rates of 5.5% and 5.1% from 2007 to 2012, respectively, and 3.5% and 2.4% from 2012 to 2013, respectively.

•	The North America regions’ cruise guests have increased at a compound annual growth rate of 2.2% from 2007 to 2012 and 1.3% from 2012 to 2013.
•	The Europe, Australia, Asia and Other regions’ cruise guests have increased at a compound annual growth rate of 10.8% from 2007 to 2012 and 6.2% from 2012 to 2013.

As we continue to expand our global presence, our revenues generated from guests sourced from outside the U.S. have grown to 56% in 2013, up from 46% in 2007.

II.	Segment Information

Each of our ten cruise brands is an operating segment that we aggregate into either the (1) North America or (2) Europe, Australia & Asia (“EAA”) reportable cruise segments based on the similarity of their economic and other characteristics.

As of January 22, 2014, our cruise brands’ summary information is as follows:

Cruise Brands	Passenger Capacity (a)	Percentage of Total Capacity	Number of Cruise Ships	Primary Markets (b)

North America
Carnival Cruise Lines	62,356	30%	24	North America
Princess Cruises (“Princess”)	40,502	20	17	North America
Holland America Line	23,540	11	15	North America
Seabourn	1,988	1	6	North America

North America Cruise Brands	128,386	62	62

EAA
Costa	32,136	16	14	Italy, France and Germany
AIDA Cruises (“AIDA”)	18,636	9	10	Germany
P&O Cruises (UK)	14,736	7	7	UK
Cunard	6,672	3	3	UK and North America
P&O Cruises (Australia)	4,804	2	3	Australia
Ibero Cruises (“Ibero”)	2,932	1	2	Spain and Argentina

EAA Cruise Brands	79,916	38	39

	208,302	100%	101

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.
(b)	Represents the primary regions or countries from where guests are sourced.

As of January 22, 2014, we had signed agreements with two shipyards providing for the construction of eight cruise ships, with two to be delivered in 2014, two in 2015 and four in 2016. These additions are expected to increase our passenger capacity by more than 24,700 lower berths. Our North America cruise brands have four ships with almost 10,800 lower berths scheduled to enter service by June 2016 and our EAA cruise brands have four ships with more than 13,900 lower berths scheduled to enter service by March 2016. It is possible that some of our smaller, older or less efficient ships may be sold, chartered or retired during the next few years. See Part I, Item 1. Business. B. “Cruise Business – Ships Under Contract for Construction” and Note 6, “Commitments” and Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional ship commitment information.

We also have a Cruise Support segment that includes our cruise port and related facilities located in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands; Roatán, Honduras; and Puerto Plata, Dominican Republic (currently under development), which are or will be, operated for the benefit of our cruise brands. Cruise Support also includes other corporate-wide services that are provided for the benefit of our cruise brands.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which complements our Alaska cruise operations. Our tour company owns and operates 11 hotels or lodges, over 300 motorcoaches and 20 glass-domed railcars. This tour company and one cruise ship, which we own and charter-out under a long-term lease, comprise our Tour and Other segment.

See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional segment and geographic information.

III.	North America

Almost 55% of the cruise guests in the world are sourced from the North American region, where cruising is a mainstream alternative to land-based vacations. Approximately 11.6 million North American-sourced guests took multi-night cruise vacations in 2012, and we estimate that 11.8 million guests cruised in 2013. According to an internally developed survey, nearly 75% of Americans listed travel as their top lifetime goal. As a result of this and other favorable characteristics of the cruise industry, we expect increased demand in the cruise segment of the North America vacation market.

The most popular location visited by North America-sourced cruise guests in 2013 was the Caribbean (including The Bahamas), followed by other locations, such as the Mediterranean Sea, Alaska, Northern Europe, Mexican Riviera, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, such as South and Central America, the South Pacific Islands, Australia, the Far East and India.

Carnival Cruise Lines, Princess, Holland America Line and Seabourn source their guests primarily from North America. Cunard also sources a large portion of its guests from North America.

CARNIVAL CRUISE LINES

Carnival Cruise Lines is a leader in contemporary cruising and operates 24 ships designed to provide fun and memorable vacation experiences at an outstanding value. Founded in 1972, Carnival Cruise Lines is one of the most recognizable brands in the cruise industry and carried 4.3 million guests in 2013, the most of any individual cruise brand. Carnival Cruise Lines identifies their target customers as “The Spirited” or those who like to live life to the fullest, look at the glass as half full, feel comfortable in their own skin, make their own fun and are open to considering a cruise. Their cruises have a broad appeal to families, couples, singles and seniors and have carried more than 700,000 children in 2013. Carnival Cruise Lines’ 25th ship, the 3,972-passenger Carnival Vista, is scheduled to enter service in April 2016, which will grow the brand’s existing passenger capacity by 6%.

Carnival Cruise Lines offers cruises generally from three to eight days in length with almost all of its ships departing from 12 convenient U.S. home ports located along the Eastern seaboard and the Gulf and West Coasts. Carnival Cruise Lines is the leading provider of year-round cruises in The Bahamas, Caribbean and Mexico and also operates seasonal cruises in New England and Canada, Alaska, Hawaii, and the Panama Canal.

The brand’s focus continues to be on improving their product and services with innovations that appeal to new consumers, as well as past guests. In 2013, Carnival Cruise Lines continued the rollout of its fleet wide Fun Ship® 2.0 product enhancement initiative, which represents an initial investment of $500 million. Fun Ship 2.0 is transforming the line’s guest experience through innovative dining, bar and entertainment concepts, as well as partnerships with popular celebrities and brands. Entertainer George Lopez is the brand’s creative director for comedy and is enhancing the line’s fleet wide comedy clubs; Food Network star Guy Fieri has developed an onboard burger restaurant called Guy’s Burger Joint; leading video game manufacturer EA SPORTS helped create the first-ever EA SPORTS Bars at sea; and through a partnership with toy and game leader Hasbro, Inc. the line has created Hasbro, The Game Show, with larger-than-life adaptations of Hasbro’s iconic games. The many groundbreaking features of Fun Ship 2.0 are best reflected in Carnival Breeze and Carnival Sunshine. As of January 22, 2014, eight of Carnival Cruise Lines’ ships have some Fun Ship 2.0 features, with additional vessels scheduled to receive upgrades over the next few years.

Fun Ship 2.0 played a central role in the refurbishment of the Carnival Destiny, which was renamed Carnival Sunshine following a groundbreaking 75 day makeover that was completed in May 2013 and was the line’s largest ship transformation project. The refurbishment added all of the Fun Ship 2.0 innovations, as well as one-of-a-kind amenities such as a three-level Serenity adults-only retreat, the brand’s first full-service Asian restaurant called Ji Ji Asian Kitchen and new food and beverage concepts such as Havana Bar, ShakeSpot and JavaBlue Cafe.

Furthermore, Carnival Cruise Lines recently entered into an exclusive partnership with Dr. Seuss Enterprises to create the new Carnival Seuss at Sea program, which will bring the beloved children’s brand and favorite characters to the line’s entire fleet. Seuss at Sea will begin rolling out aboard Carnival Splendor in February 2014 with implementation across the full fleet by 2015, as well as the new Carnival Vista. The brand has also recently introduced American Table and American Feast, which are new dining concepts in the main dining rooms designed to evoke a more contemporary restaurant experience with an emphasis on exceptional American cuisine, with updated menus, place settings, and serving and presentation styles, as well as expanded cocktail and wine lists.

On January 22, 2014, Carnival Cruise Lines announced Carnival LIVETM – a new onboard offering that brings the best live music entertainment to the seas. The Carnival LIVETM Concert Series features a diverse roster of popular, well known music artists who will play a series of onboard concerts for its guests at select ports-of-call. The Carnival LIVETM initiative also includes enhancements to Carnival Cruise Lines’ onboard lounge band experience, which is designed to provide guests with a very high caliber of music entertainment.

Carnival Cruise Lines sources a majority of its guests from North America but also sources some of its guests from Australia. See Part 1, Item 1. Business. B. “Cruise Business – Australia” for additional discussion of Carnival Cruise Lines’ operations in Australia.

PRINCESS

Princess, whose brand name was originally made famous by the Love Boat television show, has been providing cruises since 1965. Princess is the world’s largest premium cruise line based on passenger capacity and operates a fleet of 17 ships. Princess offers 125 unique itineraries to more than 310 destinations, with cruises generally from seven to 14 days and two world cruises over 100 days. In 2013, Princess introduced a new range of three and four day cruises in order to provide customers an opportunity to experience the Princess products and services on shorter voyages.

In June 2013, her Royal Highness The Duchess of Cambridge named Royal Princess, the newest addition to the fleet. In addition, Royal Princess’ sister ship, Regal Princess, is scheduled to enter service in May 2014. These new ships each have a 3,560-passenger capacity, the largest in its fleet, and continue the evolution of the Princess products and services. These two newbuilds offer a variety of new features, including a unique over-the-water SeaWalk, which is a top-deck, glass-bottom walkway extending more than 28 feet beyond the ship’s side. With the addition of Regal Princess in 2014, Princess’ existing passenger capacity will grow by 9%.

Voted “Best Itinerary Design” in the 2013 Travel Weekly Readers Choice Award, Princess is a leading cruise line in international and exotic destinations, including Europe, Australia, Asia, the Panama Canal, Hawaii and South America. Princess will have five ships sailing in 2014 throughout Europe between the months of April and December, including the inaugural season of Regal Princess. Princess is also a leading cruise line in Alaska and in 2014 will continue to dedicate seven ships to sailing in this area between the months of May and September. Some of Princess’ Caribbean cruise offerings feature a private island destination that Princess leases and operates, known as Princess Cays®, which is located on the island of Eleuthera in The Bahamas.

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

In January 2014, Princess introduced a new multi-media marketing campaign designed to redefine its brand and differentiate it from other cruise line competitors. The campaign positions Princess as being uniquely qualified to provide its guests with meaningful travel and life experiences, both in destinations and onboard, so that they will “Come Back New” from their Princess vacation. In addition, we continue to enhance our travel agent support with the Princess Academy educational program, voted Best Travel Agent Educational Program by Travel Weekly. More than 50,000 travel agents around the world have learned about Princess’ product and service offerings and destinations through this program, making it one of the largest and most comprehensive travel industry training programs in the world.

Princess sources primarily all of its guests from North America but also sources more than a quarter of its guests from Australia and the UK. In addition, in recent years Princess has been growing its passenger sourcing from Asia. See Part I, Item 1. Business. B. “Cruise Business – Australia” and “Cruise Business – Asia” for additional discussion of Princess’ operations in these regions.

HOLLAND AMERICA LINE

Holland America Line, which celebrated its 140th year anniversary in 2013, operates a fleet of 15 premium mid-sized ships. Holland America Line offers more than 500 cruises to over 400 ports in almost 100 countries and territories on all seven continents, including Antarctica. While the majority of cruises are from seven to 21 days, Holland America Line also offers four longer, exotic Grand Voyages up to 113 days, including a Grand World Voyage. Holland America Line is also a leading cruise line in Alaska and in 2014 will continue to dedicate seven ships to sailing in this area between the months of May and September. Europe also continues to be a key destination in 2014 with seven ships sailing there between the months of March and November, including Rotterdam, which is home ported year-round in Amsterdam, the Netherlands. In the Caribbean, most of Holland America Line’s ships visit its private island in The Bahamas, Half Moon Cay. Holland America Line has one new 2,660-passenger capacity ship scheduled to enter service in February 2016, which will grow its existing passenger capacity by 11%.

Holland America Line’s mission is to create once-in-a-lifetime experiences for its guests every time they cruise. The brand continues to enjoy one of the highest rates of repeat cruisers. Holland America Line’s Signature of Excellence products and services emphasize its dedication to all aspects of the guest experience, including elegant accommodations, sophisticated five-star dining and award-winning service. Its mid-sized ships are designed for more intimate cruising and feature classically-designed interiors, wraparound teak decks and private verandas. In addition, Holland America Line ships have one of the most extensive collections of art and antiques at sea.

All of Holland America Line’s ships have Culinary Arts Centers presented by Food & Wine magazine, where guests enjoy cooking demonstrations, private cooking lessons, wine tastings and lifestyle seminars, as well as cuisine from the recipes of an esteemed Culinary Council including David Burke, Jacques Torres, Elizabeth Falkner, Jonnie Boer and Master Chef Rudi Sodamin. In addition, the Digital Workshop in collaboration with Microsoft® offers complimentary photo and video editing classes. Guests will find specialty coffees, an extensive library, music listening stations and internet access in the Explorations Café® in partnership with The New York Times®. The Greenhouse Spa and Salon has extensive wellness and beauty treatments, fitness classes and exercise equipment. Other marquee partnerships bring guests unique onboard experiences such as B.B. King’s Blues Club and Dancing with the Stars at Sea, featuring theme cruises, dance lessons and guest dance competitions.

SEABOURN

Seabourn provides ultra-luxury cruising vacations on smaller ships that focus on personalized service and guest recognition, spacious all-suite accommodations, award-winning gourmet dining and unique experiences. It was voted the “Best-Small Ship Cruise Line” by readers of Travel + Leisure for the past five years and Condé Nast Traveler for the last four years. Seabourn offers travelers a compelling value proposition that includes complimentary open bars throughout the ship, fine wines during lunch and dinner and gratuities that are neither required nor expected. Seabourn pampers its guests with value-added extras such as Massage MomentsSM on deck and Caviar in the SurfSM beach parties. Seabourn’s ships cruise to destinations throughout the world, including Europe, South Africa, Asia, the South Pacific Islands, Australia, the Americas and Antarctica, with cruises generally from seven to 14 days, with some of longer length. In addition, Seabourn has introduced Extended Explorations, which is a novel way for travelers to enjoy longer cruises, with the added luxury of a wide range of choices regarding where and when they sail. The new, linked itineraries allow guests to deeply explore more extensive regions of the world on voyages ranging from 28 to 116 days.

Seabourn currently operates one 458-passenger capacity ship, two 450-passenger capacity ships and three 210-passenger capacity ships. The three larger ships offer more categories of luxury suites, more dining alternatives and 11,400 square-foot spa facilities that are among the largest on any ultra-luxury vessel. All of the Seabourn ships have a service ratio of nearly one staff member per guest and an intimate, sociable atmosphere that has been the hallmark of the Seabourn lifestyle since it began its operations in 1988. Seabourn has one new 604-passenger capacity ship scheduled to enter service in June 2016, which will replace the capacity of its three original smaller ships that were sold in 2013 and will be leaving its fleet by May 2015.

IV.	Europe, Australia & Asia

a.	Europe

We believe that Europe is the largest leisure travel vacation region in the world. However, cruising in Europe has achieved a much lower level of penetration than in North America and represents a relatively small percentage of the European vacation markets. Approximately 6.2 million European-sourced guests took multi-night cruise vacations in 2012 compared to 11.6 million North American-sourced guests. Additionally, we estimate that 6.5 million European-sourced guests cruised in 2013. Because of the relatively low penetration rates and other favorable characteristics of the cruise industry, we expect increased demand in the cruise segments of the European vacation markets.

The most popular location visited by European-sourced cruise guests in 2013 was the Mediterranean Sea, followed by other locations such as the Atlantic Isles (including the Canary Islands and Madeira), Northern Europe (including Scandinavia and the Baltic Sea), the Caribbean, Bermuda, the Arabian Gulf and Indian Ocean, the Far East, South America, New York, the Black Sea, New England and Canada.

1.	United Kingdom

The UK provides the largest number of cruise guests sourced in Europe. Approximately 1.7 million UK-sourced guests took a multi-night cruise vacation in 2012, and we estimate that 1.8 million guests cruised in 2013. Cruising in the UK is an established alternative to land-based vacations. P&O Cruises (UK) sources substantially all its guests from the UK. Cunard sources more than half of its guests from the UK but also sources principally all of its other guests from North America, Germany and Australia.

P&O CRUISES (UK)

P&O Cruises (UK) is the leading and most recognized cruise brand in the UK and can trace its roots back 175 years to the formation of the Peninsular Steam Navigation Company. Today, P&O Cruises (UK) is dedicated to providing the vacation of a lifetime to its largely British guests and operates a fleet of seven premium ships that vary in size from 700 to 3,100 lower berths. Three of its ships offer vacations exclusively for adults, while the other ships are well-suited for families. P&O Cruises (UK) has one new 3,647-passenger capacity ship, Britannia, scheduled to enter service in March 2015, which will grow its existing passenger capacity by 25%. Britannia will be the largest cruise ship built exclusively for the British market.

P&O Cruises (UK)’s ships visit over 200 destinations worldwide, with cruises generally from seven to 15 days, with a number of longer voyages, including three world cruises of over 80 days in 2014. In the summer, cruises generally depart from Southampton, England to the Mediterranean Sea, Scandinavia and the Baltic Sea, New England and Canada, the Atlantic Isles and the Caribbean. Beginning in the summer of 2014, Ventura will offer a new cruise program for its seven or 14 day voyages departing from Venice and Savona, Italy. In the winter of 2014, P&O Cruises (UK) offers cruises in the Caribbean, cruises departing from Southampton, England primarily to the Mediterranean Sea and the Canary Islands and world cruises.

P&O Cruises (UK)’s fleet reflects the tastes and trends of contemporary Britain in dining, entertainment, service and ambiance. This is enhanced through partnerships with British celebrity chefs Marco Pierre White, Atul Kochhar and Olly Smith, together with popular television programs, such as the British Broadcasting Corporation’s Strictly Come Dancing. P&O Cruises (UK) provides an authentic, quality cruise experience and has an enviable reputation for trust and reliability, highlighted by high levels of customer loyalty.

CUNARD

Cunard, which was launched in 1840, operates three premium/luxury ships, Queen Elizabeth, Queen Mary 2 and Queen Victoria and has one of the youngest fleets in the cruise business. During 2014, Cunard ships will principally sail a variety of seasonal itineraries in Northern Europe, the Mediterranean Sea and New England and Canada, as well as their iconic transatlantic voyages on Queen Mary 2. Most of Cunard’s cruises are from seven to 14 days with three world cruises of over 105 days.

Cunard is an international cruise line that offers guests a unique experience that celebrates its British heritage. Cunard provides guests with the opportunity to relive the golden age of ocean travel featuring sophisticated five-star dining, luxurious accommodations and award-winning White Star Service. In addition, Cunard ships spotlight uniquely British shipboard amenities, such as libraries, traditional British pubs and theaters. Cunard ships also feature the Queen’s Grill and Princess Grill categories, which are renowned for their extensive suites and intimate dining rooms. Cunard enjoys an enviable association with the British Royal Family. Her Majesty the Queen is Godmother to both Queen Elizabeth and Queen Mary 2. Together, these features further distinguish this historic brand from all others and have made Cunard ships the Most Famous Ocean Liners In The WorldSM.

2.	Continental Europe

The main countries in continental Europe for sourcing cruise guests are Germany, Italy, France and Spain. Together, almost 3.5 million cruise guests were sourced from these countries for multi-night cruise vacations in 2012 and we estimate that approximately 3.6 million guests cruised in 2013. The German cruise industry reached more than 1.6 million guests in 2013 and is the second largest source market in Europe, after the UK. The Italian cruise industry is the third largest in Europe with 870,000 guests in 2013. The Spanish and French cruise industries are the fourth and fifth largest in Europe with 600,000 guests and 500,000 guests in 2013, respectively.

The primary sources for Costa’s guests are from Italy, France and Germany, although it also sources a significant number of guests from China, Brazil and Argentina. AIDA sources substantially all of its guests from Germany and Ibero currently sources principally all of its guests from Spain and Argentina.

COSTA

Costa is Europe’s largest cruise line based on guests carried and passenger capacity. It is also the number one cruise line in Italy and France and a leading cruise line in Germany. Costa has been providing cruises for 66 years and operates a fleet of 14 contemporary ships. Costa has one new 3,708-passenger capacity ship, Costa Diadema, scheduled to enter service in October 2014, which will grow its existing passenger capacity by 12%. In Germany, where we also own and operate AIDA, Costa offers a more traditional cruise product and services catering to an older age demographic, which differentiates its product offerings from AIDA.

Costa’s 1.6 million guests in 2013 were sourced from over 200 countries. Costa calls on 250 ports around the world, with 150 different itineraries, with cruises generally from seven to 11 days. In the summer, Costa deploys its ships in the Mediterranean and Northern Europe areas. In the winter, Costa deploys its ships in Brazil and Argentina, the Mediterranean Sea, the Caribbean and the Arabian Gulf. See Part I, Item 1. Business. B. “Cruise Business – Asia” for additional discussion of Costa’s operations in Asia.

During 2013, Costa expanded its international advertising campaign to support its sales activities. The campaign expresses Costa’s brand position by perfectly combining “Sea, Ship, and Shore” in a new kind of holiday. Travelling on a Costa ship is seen as a personal journey, full of scents, taste sensations, scenery, places, cultures and the excitement of new destinations. The itinerary sets the cruise vacation apart not merely as a line connecting multiple destinations, but rather as a common theme linking the many new experiences awaiting discovery. Costa’s website has also been enhanced to facilitate access to Costa’s social media channels, such as “Costa Cruise Tips” where past guests can share their experiences and give recommendations and tips on its ships and destinations.

Costa’s ships represent the best of Italy by offering beautiful Italian art, unique interior decorations with superb Italian mosaics, precious Murano chandeliers, fine Italian wines, excellent Mediterranean food selections and unique shops that carry well-known Italian fashion brands. Costa attracts international guests due to its multi-lingual service and is considered in Europe to be a top vacation provider. Costa is also known for offering innovative itineraries that combine the excitement of new destinations with pampering onboard service and ambiance. The spectacular Samsara spa wellness center includes a dedicated restaurant and cabins with direct access to the spa.

In November 2013, Costa announced the beginning of a new style of cruising onboard two of its smaller ships with the advent of Costa’s neoCollection. The neoCollection cruises are an invitation to make the most of every minute and enjoy the holiday in a more leisurely way. This is a new type of Costa cruise experience that is tailored to suit individual tastes and allows each guest to go at their own pace, both onboard and ashore, making it an ideal vacation for couples and groups of friends. The cruise itineraries are exclusive with longer port calls and sailings to destinations inaccessible to larger cruise ships. The neoCollection cruises will offer a range of options, such as specially designed shore excursions for small groups and fine food and wine options based on the authentic cuisine of the regions visited. The neoCollection cruises will debut in February 2014 and offer 12 day itineraries to the most attractive destinations in the Mediterranean Sea during spring and summer, as well as 13 and 15 day cruises in Northern Europe during summer.

AIDA

AIDA, which began operating in 1996, is the leader and most recognized cruise brand in the German cruise industry. Germany is our fastest growing European market and AIDA is our fastest growing cruise brand. AIDA has taken delivery of seven ships in the past seven years including the 2013 delivery of AIDAstella and now operates ten contemporary ships. AIDA has one new ship scheduled to enter service in March 2015 and another one in March 2016, which together will grow its existing passenger capacity by 35%.

AIDA’s two newbuilds are a new design, larger than AIDA’s current generation of vessels and combine an advanced technological platform with innovative guest features. These 3,286-passenger capacity ships will also further develop AIDA’s hallmark “Theatrium” and “Brauhaus” micro-brewery features. In 2013, AIDA refreshed its brand image to underline its leadership in the German speaking vacation market and highlighted its product’s individuality, which is “Unique. Every time.”

AIDA offers its guests cruises generally from five to 14 days, while calling on approximately 185 ports. In the summer, AIDA ships sail in the North Sea, the Baltic Sea, the Mediterranean Sea, the Black Sea and New England and Canada. In the winter, AIDA ships sail in the Caribbean, Central America, South America, Southeast Asia, the Atlantic Isles, the Western Mediterranean Sea and the Arabian Gulf.

AIDA’s product is especially tailored for German-speaking guests and includes a German-speaking crew as well as German-style food and entertainment. AIDA offers an exceptionally relaxed, yet active, cruising experience with an emphasis on a healthy and youthful lifestyle, choice, informality, family friendliness and activity. In addition, AIDA’s ships include a variety of informal and formal dining options, including buffets, grills and exclusive restaurants.

IBERO

Ibero began operations in Spain in 2003. Ibero’s two contemporary ships are especially tailored for Spanish-speaking guests, which includes a Spanish-speaking crew as well as Mediterranean and Spanish-style food and entertainment. One of Ibero’s ships offers year-round Mediterranean Sea sailings ranging from seven to 11 days. Its other ship sails in the Mediterranean Sea from spring until fall while in the winter season its areas of operations are Argentina and Brazil.

b.	Australia

Approximately 700,000 Australian and New Zealand guests took multi-night cruise vacations in 2012, and we estimate that 760,000 guests cruised in 2013. Of these 2013 guests, 72% sailed on Carnival Corporation & plc branded vessels. Cruising in Australia is an established alternative to land-based vacations. However, due to the favorable characteristics of the cruise industry, we expect increased demand in the cruise segment of the Australian vacation market. In 2014, we have dedicated six ships year round and three ships on a seasonal basis to serve this market through our P&O Cruises (Australia), Princess and Carnival Cruise Lines brands. Some of our other brands also source guests from Australia and New Zealand but to a lesser extent. Carnival Cruise Lines and Princess are primarily marketed in North America, so we consider them North America cruise brands for our cruise segment reporting, even though some of their ships are marketed principally to Australians and New Zealanders during certain deployments.

P&O CRUISES (AUSTRALIA)

P&O Cruises (Australia) is the leading Australian cruise line, recognized by nine out of ten Australians as the brand synonymous with cruising. With close to 260,000 guests annually, P&O Cruises (Australia) carried almost 35% of all Australia and New Zealand cruise guests on its three contemporary ships in 2013. Its ships offer cruises generally from three day themed seabreaks to ten day explorer trips for guests of all ages and have broad appeal to families, friends and couples.

P&O Cruises (Australia) sails to more South Pacific Island destinations than any other cruise line, which enables guests to discover the islands of the South Pacific from New Caledonia to Fiji. In 2013, remote idyllic parts of Papua New Guinea were also added to their itineraries. P&O Cruises (Australia) also offers year round itineraries to Australia’s magnificent coast line and New Zealand.

With almost 80 years of cruising experience, P&O Cruises (Australia) provides a quintessential holiday experience for Australians and New Zealanders. The onboard atmosphere is laid back with a focus on great food, friendly service and exciting entertainment. In 2013, P&O Cruises (Australia) launched P&OEdgeTM, one of the most comprehensive adventure programs on the high seas. The P&OEdgeTM program gives its guests the opportunity to climb, swing, race and jump their way to parts of the ship never seen before by guests. The activities, which include repelling, ziplining, tight-rope balancing, Segway obstacle courses, rock wall climbing and many more, have been specifically designed to make use of the ship’s existing architecture to create one of the largest adventure parks at sea.

PRINCESS

In 2014, Princess will deploy two premium ships on a year-round basis and another two on a seasonal basis from Australia. During 2014, Princess will have the largest Australian and New Zealand passenger capacity deployment of any cruise brand. Princess’ ships visit the South Pacific Islands, Australia, New Zealand and Asia and the cruises generally are from 11 to 17 days, with one world cruise of over 100 days.

CARNIVAL CRUISE LINES

In 2014, Carnival Cruise Lines will deploy one year-round ship and one seasonally-based ship from Australia. These ships offer cruises from eight to 12 days to the South Pacific Islands and New Zealand.

c.	Asia

Although in the early stages of development, we believe the cruise segment of the Asian vacation markets has significant long-term potential for growth. Accordingly, we view Asia as an important part of our global strategy and remain committed to capacity growth focused on the emerging vacation markets in this region. Over the past two years, we have increased our presence in the region by opening 12 sales and marketing offices in six Asian countries and establishing a corporate office in Singapore.

1.	China

We began sourcing guests from China in 2006. We source most of our Chinese guests from major cities, such as Shanghai, Beijing and Guangdong, which have a combined population of approximately 150 million people. Over the past decade China has been, by far, the world’s fastest growing tourism source market. China’s consumer expenditures on travel abroad reached over $100 billion in 2012, making it the number one tourism source market in the world based on spending, according to the United Nations World Tourism Organization. Tourism is one of the most rapidly growing sectors in the Chinese economy as Chinese discretionary income has increased at a compound average annual growth rate of over 10% over the past five years. More than 94 million Chinese tourists are expected to have travelled abroad in 2013. We believe the cruise segment of the Chinese vacation market has significant long-term growth potential given its early stage of development, the large and growing middle-class population, the easing of travel restrictions and expansion of international tourist travel. We serve this market substantially through our Costa and Princess brands although some of our other brands also source guests from China.

COSTA

Costa began its China operations in 2006 and was the first international cruise line to home port a ship there. Costa operates two contemporary ships from China that are primarily marketed to the Chinese and surrounding vacation markets. The second ship was deployed to China in May 2013 and more than doubled Costa’s capacity. These ships offer a unique product by providing a blend of both Italian-style hospitality, design, shopping experience and cuisine, as well as catering to Chinese-speaking guests’desires for local cuisine and entertainment, gaming options and well-known luxury brands in their retail shops.

Costa offers its guests cruises generally from four to seven days. One of its ships will offer cruises to South Korea year round. Costa’s other ship will also sail from China to South Korea from the spring through the fall months. During the winter months, it will sail from Singapore calling on ports in Malaysia and Thailand and from Hong Kong calling on ports in mainland China, Vietnam and the Philippines.

PRINCESS

In 2014, Princess will enter the cruise segment of the Chinese vacation market with its four-month deployment of the 2,678-passenger capacity Sapphire Princess on cruises departing from Shanghai. Sapphire Princess will bring a new international premium cruise experience to the Chinese vacation market with an onboard product that is customized to meet the needs of its Chinese guests. The 2014 China season will feature itineraries ranging from three to seven days and includes calls at several South Korean ports.

From fall 2014 to spring 2015, Princess will bring Sapphire Princess to Singapore in the largest deployment ever by a premium cruise line in the Southeast Asia region. Sapphire Princess will feature 15 cruises from three to 11 days, visiting seven countries and 16 ports including some of this region’s major cities such as Bangkok, Ho Chi Minh City and Kuala Lumpur, along with smaller, off-the-beaten path resort destinations including Penang, Ko Samui and Langkawai. Guests will be sourced from Singapore and throughout Asia, in addition to other international markets including Australia, North America and the UK.

2.	Japan

Japan has the world’s eleventh largest population with 127 million people and fifth largest economy at $4.6 trillion. In addition, Japan has numerous highly developed ports-of-call with sight-seeing attractions, shopping, shoreside transportation and infrastructure making them one of the more attractive destinations in the Asia region. We believe the cruise segment of the Japanese vacation market has significant long-term growth potential given its early stage of development, relatively large market, with 25% of its population over 65 years old, developed economy and a relatively large number of interesting ports-of-call. We serve this market substantially all through Princess although some of our other brands also source guests from Japan.

PRINCESS

In April 2013, Princess entered the cruise segment of the Japanese vacation market with its three-month deployment of the 2,022-passenger capacity Sun Princess on cruises that departed from home ports in Yokohama and Kobe, Japan. This ship offers Princess’ international products and services with Japanese touches to appeal to the tastes of its Japanese guests. In 2014, Princess will expand its Japanese deployments to two ships. One ship will offer cruises departing from Kobe and Otaru, Japan from April to August and the other ship will offer cruises departing from Yokohama, Japan from April to October. These 2014 cruises will range from seven to nine days. The two ships will visit Japan, South Korea, Taiwan and Russia.

V.	Ships Under Contract for Construction

As of January 22, 2014, summary information of our ships under contract for construction is as follows (a):

Cruise Brands and Ships	Expected Service Date (b)	Passenger Capacity

North America
Carnival Cruise Lines
Carnival Vista	4/16	3,972

Holland America Line
Newbuild	2/16	2,660

Princess
Regal Princess	5/14	3,560

Seabourn
Newbuild	6/16	604

North America Cruise Brands		10,796

EAA
AIDA
AIDAprima	3/15	3,286
Newbuild	3/16	3,286

Costa
Costa Diadema	10/14	3,708

P&O Cruises (UK)
Britannia	3/15	3,647

EAA Cruise Brands		13,927

		24,723

(a)	Our ship construction agreements cannot be cancelled by either party without cause, and such cancellation will subject the defaulting party to contractual liquidated damages.
(b)	The expected service date is the month that the ship is currently expected to begin its first revenue generating cruise. All of our ship construction contracts except AIDA’s are with Fincantieri in Italy. Our AIDA ship construction contracts are with Mitsubishi Heavy Industries in Japan.

VI.	Cruise Ports and Destination Developments

Our cruise brands provide guests with unique vacation experiences and additional home and transit ports through the development and management of new or enhanced cruise port facilities. Our involvement is usually in cooperation with governmental entities and typically includes providing development and management expertise and financial commitments that are connected to long-term port usage and preferential berthing agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves, including the development and operation of mixed-use commercial properties.

During 2013, we were in various stages of involvement with the development, enhancement and/or financing of government-owned and operated cruise port facilities in Galveston, Texas; Miami, Florida; New York City, New York; Port Everglades, Florida; San Juan, Puerto Rico and St. Maarten, Kingdom of the Netherlands. We also operate leased or owned port facilities or have interests in joint ventures that operate leased or owned port facilities in Barcelona, Spain; Civitavecchia, Naples, Savona and Trieste, Italy; Hamburg, Germany; Juneau, Alaska; Long Beach, California and Marseilles, France for the benefit of our cruise brands.

We also operate leased or owned port facilities that we have developed as destinations in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands and Roatán, Honduras, as well as private island destinations in The Bahamas primarily for the benefit of our North America cruise brands. We are also developing a port facility destination in Puerto Plata, Dominican Republic, known as Amber Cove, that is expected to be operational in 2015. These destinations offer a variety of features, including shore excursions, cultural and historic exhibits, water sports, beaches, duty-free shopping and a variety of themed-dining options. These features come together to make each of these ports-of-call an all-encompassing unique vacation experience.

VII.	Cruise Ship Repair Facility

We own a 40% interest in Grand Bahamas Shipyard Ltd. (“GBSL”), which is the largest cruise ship dry-dock repair facility in the world, to support our ship repair and maintenance programs. We utilize this facility, as well as other ship repair facilities, for our dry-dockings. This repair facility, located in Freeport, Grand Bahamas, has three dry-docks and can accommodate almost all of our ships. As a result, our North America brand ships based in the Caribbean primarily use this facility given its proximity to their home ports. During 2013, we had 13 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships, such as cargo and oil and gas tankers, were serviced at this facility. GBSL generated total revenues of over $60 million in 2013, with a large portion being derived from work on our cruise ships.

Royal Caribbean Cruises Ltd. (“RCCL”), our largest cruise competitor, also owns a 40% interest in GBSL and an unaffiliated entity owned by Grand Bahamas Port Authority owns the remaining 20%. We account for our investment in GBSL using the equity method, with our share of income or loss recorded in other nonoperating income or expense. Our total net investment in, including notes receivable from GBSL was $71 million at November 30, 2013. GBSL had an aggregate of $102 million of outstanding debt to RCCL and us at November 30, 2013.

VIII.	Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet, although published materials such as brochures and direct mailings are also used. Our brands have multiple pricing levels that vary by cruise line, by category of cabin, by ship, by season, by duration and by itinerary. Cruise prices frequently change in a dynamic pricing environment. Some cruise prices are reduced through special promotions and early booking, past guest recognition and other programs. Conversely, some cruise prices are increased due to higher demand.

Our bookings are generally taken several months in advance of the cruise departure date. Typically, the longer the cruise itinerary the further in advance the bookings are made. This lead time allows us to manage our prices in relation to demand for available cabins through the use of advanced revenue management capabilities and other initiatives, with the strategy of filling our ships while achieving the highest possible overall net revenue yields. In addition, we have the ability to change ship itineraries and cruise durations over time to maximize our net revenue yields. See “Key Performance Non-GAAP Financial Indicators” in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K for a discussion of net revenue yields.

The cruise ticket price typically includes accommodations, most meals, some non-alcoholic beverages and most onboard entertainment such as the use of, or admission to, a wide variety of activities and facilities including nightclubs, lounges, bars, theatrical shows, movies, comedy and music acts, parties, supervised youth programs, swimming pools, water slides, water parks, whirlpools, saunas, a health club, a jogging track, basketball, table tennis, sun decks, libraries, cooking demonstrations and a planetarium. Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and pay the balance due before the departure date. In addition, some of our European brands extend certain of their travel agents and tour operators with credit that allow them to pay us a certain period of time after they collect cruise ticket payments from our guests but typically prior to sailing.

Our guests are subject to a cancellation fee if they cancel their cruise within a pre-defined period before sailing, unless they purchase a vacation protection premium for the ability to obtain a refund. We include this cancellation fee income in cruise passenger ticket revenues upon cancellation. Guests who pay a vacation protection premium will receive all or a portion of their deposit value back in cash or in the form of a future cruise credit, in accordance with the terms of the programs. We include this vacation protection premium in other cruise revenues.

As a convenience to our guests, we offer to arrange air transportation to and from airports near the ship’s home port. When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices typically vary by gateway, ticket class, destination and other ticket restrictions. In 2013, approximately 10% of our guests purchased air transportation from us. In order to increase the level of our air transportation services, certain of our brands offer an air program that includes competitive air prices (for both restricted/non-refundable and flexible fares) and provides our guests with next port protection, which enables them to get to the next appropriate cruise port at no additional air cost if they miss their original port embarkation due to airline delays or other airline service disruptions. In addition, for some of our European brands’ cruise itineraries we charter aircraft to facilitate our guests’ travel to distant locations. We also offer ground transfers from and to the airport near the ship’s home port as part of our transfer programs. When a guest elects to purchase these transfer services these revenues are included in cruise passenger ticket revenues.

IX.	Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. In 2013, we earned 23% of our revenues from onboard and other revenue activities and services not included in the cruise ticket price including substantially all liquor and some non-alcoholic beverage sales, casino gaming, shore excursions, gift shop sales, photo sales, full service spas, communication services, a wide variety of dining options, art sales and laundry services. Our brands are always working on innovative ways to enhance our guests’ onboard experience and increasing our onboard revenues, such as offering all-inclusive beverage packages and prepaid gift cards. We use various marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard and other products and services. As a convenience to our guests, all our brands allow their guests to pre-book, and in some cases pre-pay, certain of their onboard and other revenue-producing activities in advance of the cruise.

We offer a variety of shore excursions at each ship’s ports-of-call that include general sightseeing, cultural tours, adventure outings and local boat rides and beach experiences. We typically utilize local operators who provide shore excursions with guides who speak the same languages as most of our shore excursion guests. For our sailings to destinations in Alaska, shore excursions are operated by Holland America Princess Alaska Tours or provided by local operators. We also offer revenue-producing activities on the private islands and port destinations that we operate that include beach bars and restaurants, water sports, sky lifts, cabana rentals and a surf rider attraction.

Our casinos are all owned and operated directly by us and are equipped according to the needs of the individual brands, ships and itineraries. We offer a wide variety of slot and gaming machines and a diverse mix of both traditional and specialty table games designed to meet the needs of our guests. The casinos are only open when our ships are at sea in international waters or when otherwise permitted by law.

In conjunction with our cruise vacations, many of our cruise brands sell pre-and post-cruise land packages of one to four days that include guided tours, hotel accommodations and related transportation services. In Alaska and the Canadian Yukon, we utilize, to a large extent, our own hotel and transportation assets. The land portion of these Alaska and Yukon vacations vary in length from three to 13 days.

X.	Sales Relationships

We sell our cruises mainly through travel agents, including retail, online, and home-based agents, as well as wholesalers, general sales agents and tour operators that serve our guests in their local markets. Travel agents are an integral part of our long-term cruise distribution network and are critical to our success. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands. Our travel agent relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions based on the achievement of pre-defined sales volumes. Most travel agents also sell cruises and other vacations provided by our competitors. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of trade marketing techniques, including websites, training seminars and videos, to familiarize agents with our cruise brands and their products and services. Substantially all of our cruise brands offer interactive online and other education courses for travel professionals who want to continue learning about the cruise industry and how to effectively sell our cruise products and services. During fiscal 2013, no controlled group of travel agencies accounted for 10% or more of our revenues.

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

All of our brands have developed internet booking engines to allow travel agents to book our cruises. We also support travel agent booking capabilities through global distribution systems. We estimate that almost 75% of our bookings from travel agents are made electronically.

All of our cruise brands have their own consumer websites that provide access to information about their products and services to users and enable their guests to quickly and easily book cruises and other products and services online. These sites interface with their social networks, blogs and other social media sites. We also employ vacation planners who support our direct sales initiatives by offering our guests cruise planning expertise and other services.

XI.	Marketing Activities

Guest feedback and research is a critically important element in the development of our overall marketing and business strategies. We measure and evaluate key drivers of guest loyalty and satisfaction that provide valuable insights about the cruise experience. We regularly initiate customer research studies among guests, travel agents, tour operators and others to assess the impact of various programs and to solicit feedback to help make business decisions.

Each of our brands has comprehensive marketing and advertising programs to promote their products and services to vacationers and travel agents in their source markets. Each brand’s marketing activities are designed to reach a local market in the local language. The principal mediums used for marketing and advertising are television, magazine, online, social media, direct mail, e-mail, brand websites, radio and outdoor billboards.

We continue to expand our marketing efforts to attract new guests online by leveraging the reach and impact of digital marketing and social media, such as Facebook, Twitter, YouTube, Blog, Google+, Flickr, Instagram and Pinterest. This helps us cultivate guests as fans of our brands, ships, itineraries and onboard products and services. In 2013, we had almost 7.5 million “Likes” on Facebook for all our brands. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests. We use Twitter to enhance our customer service and as part of our public relations strategies to inform the press, popular bloggers, fans and brand advocates of new developments and breaking news stories.

All of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, expedited ship embarkation and disembarkation and special onboard activities. In addition, some of our brands offer private-label credit cards to their guests, which accumulate award points for them to redeem for our products and services, and also provide other loyalty benefits. We earn revenue from the credit card providers based principally on new card issuances and the volume of purchases through these credit cards that is included in our other revenues. Our cruise brands continue to offer new enhancements and benefits to their past guest recognition programs.

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

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos and vacation ownership properties. Our principal cruise competitors are RCCL, Norwegian Cruise Line and MSC Cruises. RCCL owns Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, CDF Croisieres de France and Pullmantur. RCCL and TUI AG, the leading German tour operator, jointly own TUI Cruises, a German cruise competitor. Over 80% of all 2013 global cruise guests sailed with these competitors and us.

XIV.	Governmental Regulations

a.	Maritime Regulations

1.	General

Our ships are regulated by various international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements, we could be fined or otherwise sanctioned by regulators. We are committed to complying with, or exceeding, all relevant maritime requirements.

Our ships are registered, or flagged, in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama, Portugal and the UK, which are also referred to as Flag States. They are regulated by these Flag States through international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements. In addition, we are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the U.S. and more than 500 other international ports that our ships visit every year.

Our ships are also subject to periodic class surveys, including dry-docking inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Class certification is one of the necessary documents required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Dry-dock frequency is a statutory requirement mandated by the International Convention for the Safety of Life at Sea (“SOLAS”). Our ships dry-dock once or twice every five years, depending on the age of the ship. Dry-docking, which requires that the ship be temporarily taken out-of-service, typically lasts for one or more weeks depending on the amount of work performed. Significant dry-dock work includes hull inspection and related activities, such as scraping, pressure cleaning and bottom painting and maintenance of steering equipment, propulsion engines, stabilizers, thruster equipment and ballast tanks. While the ship is out of the water in dry-dock, we also perform other repairs and maintenance and ship improvement work. To the extent practical, each ship’s crew including the hotel staff remain with the ship during the dry-dock period and assist in performing repair and maintenance work or participate in occupation, safety or other training.

As noted above, our ships are subject to inspection by the port regulatory authorities, which are also referred to as Port State Control, in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor requirements applicable to each port, as well as with international requirements. Many countries have joined together to form regional port regulatory authorities. Agreements have been signed covering Europe and the North Atlantic, Asia and the Pacific, Caribbean, West and Central Africa, the Black Sea region, the Mediterranean Sea, the Indian Ocean and other areas. In U.S. ports, these authorities include the U.S. Coast Guard and U.S. Customs and Border Protection and in Canada, the Canadian Coast Guard. In Italian ports these authorities include the Italian Coast Guard, Maritime Health and the State Police. In UK ports, these authorities include the UK Maritime & Coastguard Agency, the Department for Transport’s Transport Security team, otherwise known as TRANSEC, and the Port Health Authority.

Although not required by regulations, we voluntarily publish Sustainability Reports that address governance, commitments, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which can be viewed at www.carnivalcorp.com and www.carnivalplc.com, were developed in accordance with the Sustainability Reporting Guidelines established by the Global Reporting Initiative, the global standard for reporting on environmental, social and governance policies, practices and performance.

In 2006, our Boards of Directors established board-level Health, Environment, Safety & Security Committees (“HESS Committees”), which are currently each comprised of three independent directors. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, safety, security and sustainability-related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team reviews all significant risks or exposures and associated mitigating actions. We continue to be committed to implementing practical measures to manage identified risks effectively. To ensure that we are compliant with these requirements and that these areas of our business operate in an efficient manner we continue to, among other things:

•	Provide regular health, environmental, safety and security support, training, guidance and information to guests, employees and others working on our behalf,
•	Develop and implement effective and verifiable management systems to realize our health, environmental, safety and security commitments,
•	Perform regular shoreside and shipboard audits and take prompt action when deficiencies are identified,
•	Report and investigate all health, environmental, safety and security incidents and take appropriate action to prevent recurrence,
•	Identify those employees responsible for managing health, safety, environment, security and sustainability programs and ensure that there are clear lines of accountability and
•	Identify the aspects of our business that impact the environment and continue to take appropriate action to minimize that impact.

We believe maritime safety, security, environmental, sustainability, health and labor issues will continue to be areas of focus by relevant government authorities where our cruise ships operate and, accordingly, we will likely be subject to increasing compliance costs in the future.

2.	Maritime Safety Regulations

The International Maritime Organization (“IMO”), a specialized agency of the United Nations, has adopted safety standards as part of SOLAS, which apply to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, construction and materials, refurbishment standards, life-saving and other equipment, fire protection and detection, safe management and operation and security in order to help ensure guest and crew safety and security. All of our crew undergo regular safety training that meets or exceeds all international maritime regulations. SOLAS requirements are periodically revised and apply to ships under construction as well as to existing ships.

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. Under the ISM Code, vessel operators are required to develop a Safety Management System (“SMS”) that includes, among other things, the adoption of a safety and environmental protection policies setting forth instructions and procedures for operating vessels safely and describing procedures for responding to emergencies and protecting the environment. The ISM Code also requires that vessel operators obtain a Document of Compliance (“DOC”) as well as a Safety Management Certificate (“SMC”) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence our compliance with the SMS. Such DOCs and SMCs must be verified or renewed periodically in accordance with the ISM Code. All of our shoreside and shipboard operations and ships are regularly audited by the national authorities and maintain the required certificates of compliance in accordance with the ISM Code.

In December 2012, we completed a comprehensive audit and review of our safety and emergency response policies and procedures in consultation with third-party safety experts. This wide-ranging review reinforced our commitment to the safety of our guests and crew and recommended the:

•

Expansion and acceleration of training of our bridge and engine room officers in maritime related best practices at our training facilities in Almere, the Netherlands and Rostock, Germany, which opened in 2009 and 2011, respectively,

•

Expansion of our existing oversight function to monitor bridge operations, modified policies across all the health, environment, safety and security disciplines and created a process for continuous improvement in the safety of our operations,

•	Restructuring of our existing health, environment, safety and security audit function and
•	Further standardization of our detailed bridge and engine resource management procedures on all of our ships.

As members of the Cruise Lines International Association (“CLIA”), the global cruise business trade association, we have agreed to and are implementing policies that were identified as part of CLIA’s Cruise Industry Operational Safety Review. These policies include passenger muster, passage planning, personnel access to the bridge, excess life jackets, recording the nationality of passengers, common elements of musters and emergency instructions, lifeboat loading for training purposes, harmonization of bridge procedures, location of lifejacket storage and securing heavy objects. Further details on the above policies can be found on the CLIA website at www.cruising.org/regulatory/cruise-industry-policies/cruise-industry-operational-safety-review.

3.	Maritime Security Regulations

Our ships are subject to various security requirements. These requirements include the International Ship and Port Facility Security Code, which is part of SOLAS, the U.S. Maritime Transportation Security Act of 2002, which addresses port and waterway security and the U.S. Cruise Vessel Security and Safety Act, which applies to all of our ships that embark or disembark passengers in the U.S. These regulations require that, among other things, we implement specific security measures, including onboard installation of a ship security alert system, conduct vessel security assessments, identify and deter security threats, conduct training, drills and exercises and develop security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment. We are in compliance with these maritime security regulations.

4.	Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern, among other things, air emissions, waste discharges, water management and disposal, and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints. In addition to the existing legal requirements, we are committed to helping to preserve the environment and, in particular, the health of the world’s oceans as the success of our business is dependent on them. We have made, and will continue to make, capital and other expenditures to comply with environmental laws, regulations and treaties.

Our environmental efforts are focused on, among other things, reducing emissions such as greenhouse gases (“GHGs”) (for example, carbon dioxide (“CO2”) or carbon dioxide equivalents (“CO2e”)), sulfur oxide (“SOx”) and nitrogen oxide (“NOx”). These emissions result from the combustion of the marine fuels consumed by our ships, which accounts for substantially all of our total GHG and other emissions. Further, reducing fuel consumption continues to be one of our most important cross-brand initiatives, which has and will continue to help reduce emissions and mitigate the impact of high fuel prices. We have and will continue to implement our energy-saving strategy through our environmental management systems. This strategy includes installing some of the best available energy reduction technologies on our ships, such as propulsion and cooling systems, and evaluating alternative fuels and emission reduction technologies. In addition, we are designing more energy efficient ships that will enter our fleet in the future, while continuing to reduce the fuel consumption of our existing fleet.

We measure our ability to use direct energy efficiently by calculating the amount of primary source energy we consume. We have achieved a 21% cumulative reduction in unit fuel consumption since 2007 and look to further manage and reduce our fuel consumption costs in the future. We control our GHG and other emissions by managing our energy consumption. Our ship fuel consumption and emission rates and our total ship fuel GHG emissions are as follows:

					Percentage Change Since
Measure	Units	2013	2012	2008	2012	2008

Ship Fuel Consumption Rate	Grams Fuel/ALB-KM (a)	89	92	104	(3.3%)	(14.4%)
Ship Fuel GHG Emission Rate	Grams CO2e/ALB-KM (b)	280	289	327	(3.1%)	(14.4%)
SOx Emission Rate	Kg SOx/NM (c)	(e)	13.6	16.1	(e)	(15.5%) (e)
NOx Emission Rate	Kg NOx/NM (c)	(e)	22.8	24.8	(e)	(8.1%) (e)
Total Ship Fuel GHG Emissions (in millions)	Tonnes CO2e (d)	10,285	10,562	10,002	(2.6%)	2.8%

(a)	We measure and report the fuel consumption rate in terms of grams of fuel per available lower berth kilometer (“ALB-KM”). This indicator enables us to make meaningful fuel consumption comparisons that take into account changes in fleet size, itineraries and passenger capacity.
(b)

We measure and report the fuel GHG emission rate in terms of grams of CO2e per ALB-KM. This indicator enables us to make meaningful GHG emission reduction comparisons that take into account changes in fleet size, itineraries and passenger capacity.

(c)	We measure emission rates in terms of total kilograms (“Kg”) of emissions per nautical mile (“NM”). Using an emission rate normalized by distance travelled allows us to compare our pollutant reduction efforts over the reporting periods.
(d)	GHG emission data collection and calculations were performed in accordance with our GHG Inventory Management Plan, the Greenhouse Gas Protocol and ISO 14064-3:2006.
(e)	Information for 2013 is not available as of January 29, 2014. Percentage reduction presented is from 2008 to 2012.

i.	International Regulations

The principal international convention governing marine pollution prevention and response is the IMO’s International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. To further these objectives, MARPOL sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution. All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. The ship’s Flag State issues these certificates, which evidence their compliance with the MARPOL regulations regarding prevention of pollution by oil, sewage, garbage and air emissions. Certain jurisdictions have not adopted MARPOL but have established various national, regional or local laws and regulations to address these issues.

As noted above, MARPOL governs the prevention of pollution by oil from operational measures, as well as from accidental discharges. MARPOL requires that discharges of machinery space bilge water pass through pollution prevention equipment that separates oil from the water and monitors the discharge to ensure that the effluent does not exceed 15 parts per million of oil. Our ships must have oily water separators with oil content monitors installed and must maintain a record of certain engine room operations in an Oil Record Book. MARPOL also requires that our ships have Shipboard Oil Pollution Emergency Plans.

MARPOL also governs the discharge of sewage from ships and contains regulations regarding the ships’ equipment and systems for the control of sewage discharge, the provision of facilities at ports and terminals for the reception of sewage and requirements for survey and certification. The MARPOL amendment making the Baltic Sea a “Special Area” where sewage discharges from passenger ships are restricted entered into force on January 1, 2013. However, this amendment will only take effect upon notification of the existence of adequate reception facilities from countries whose coastlines border the Baltic Sea Special Area. The date these amendments will take effect is uncertain as the underlying requirements have not yet been finalized. These new requirements may affect our operations unless suitable port waste facilities are available or new technologies for onboard waste treatment are developed. The cost of complying with these new requirements is not determinable at this time.

MARPOL also governs the discharge of garbage from ships and requires a Garbage Management Plan and a Garbage Record Book. New regulations addressing garbage management went into effect on January 1, 2013. The most significant change in the new regulations is the prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The cost of offloading garbage increased in 2013 as a result of these new requirements.

Furthermore, MARPOL addresses air emissions from vessels, establishes requirements for the prevention of air pollution from ships to reduce emissions of SOx, NOx and particulate matter. It also contains restrictions on the use of ozone depleting substances (“ODS”) and requires the recording of ODS use, equipment containing ODS, the emission of ODS and the disposal of equipment containing ODS from ships. Finally, additional MARPOL requirements are discussed below in Section iv. “Low Sulfur Fuel Regulations.”

As a means of managing our environmental compliance, we adhere to standards set by the International Organization for Standardization (“ISO”), an international standard-setting body, which produces worldwide industrial and commercial standards. Our environmental management systems and ships are certified in accordance with ISO 14001, the environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services. By presenting a structured approach to setting environmental objectives and targets, ISO 14001 provides a framework for any organization to apply these broad conceptual tools to their own processes.

ii.	U.S. Federal and State Regulations

The Act to Prevent Pollution from Ships, authorizes the implementation of MARPOL in the U.S. and imposes numerous requirements on our ships, as discussed above. Administrative, civil and criminal penalties may be assessed for violations.

The Oil Pollution Act of 1990 (“OPA 90”) established a comprehensive federal liability regime, as well as prevention and response requirements, relating to discharges of oil in U.S. waters. The major requirements include demonstrating financial responsibility up to the liability limits and having oil spill response plans in place. We have Certificates of Financial Responsibility that demonstrate our ability to meet the maximum amount of OPA 90 related liability that our ships could be subject to for removal costs and damages, such as from an oil spill or a release of a hazardous substance. Under OPA 90, owners or operators of vessels operating in U.S. waters must file vessel response plans with the U.S. Coast Guard and must operate in compliance with these plans. Our vessel response plans have been submitted to the U.S. Coast Guard and we operate in accordance with our plans. As OPA 90 expressly allows coastal states to impose liabilities and requirements beyond those imposed under federal law, many U.S. states have enacted laws more stringent than OPA 90. Some of these state laws impose unlimited liability for oil spills and contain more stringent financial responsibility and contingency planning requirements, of which we are in compliance.

The Clean Water Act (“CWA”) and other laws and regulations provide the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters.

Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in the Vessel General Permit (“VGP”), which is an EPA requirement. The VGP establishes effluent limits for 26 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

Our operations generate and require the transportation and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act. In general, vessel owners are required to determine if their wastes are hazardous, comply with certain standards for the proper management of hazardous wastes and use hazardous waste manifests for shipments to disposal facilities.

In 1996, the U.S. National Invasive Species Act (“NISA”) was enacted in response to growing reports of harmful organisms being released into U.S. waters through ballast water taken on by vessels in foreign waters. The U.S. Coast Guard adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water onboard the vessel or by using environmentally sound ballast water treatment methods approved by the U.S. Coast Guard.

The U.S. Coast Guard issued a final rule, which went into effect in June 2012, establishing standards for the allowable concentration of living organisms in ballast water discharged in U.S. waters and requiring the phase-in of U.S. Coast Guard approved ballast water management systems. The standards are equivalent to those in the IMO convention. In most cases, affected vessels will be required to install and operate a ballast water management system that has been approved by the U.S. Coast Guard. A vessel’s compliance date varies based upon the date of construction and ballast water capacity. New ships constructed on or after December 1, 2013 must comply with these standards on delivery. Existing ships must comply by their first dry-dock after January 1, 2014 or 2016, depending on the ships’ ballast water capacity. However, as of January 22, 2014, no ballast water management systems have been approved by the U.S. Coast Guard and, accordingly, they are granting exemptions from this rule.

Most U.S. states that border navigable waterways or sea coasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

The state of Alaska enacted legislation that prohibits certain discharges in designated Alaskan waters and sets effluent limits on others. Further, the state requires that certain discharges be reported and monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regimes in Alaska are more stringent than the U.S. federal requirements with regard to discharge from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

iii.	EU Regulations

Over the past 30 years, the EU has adopted a broad range of substantial environmental measures aimed at improving the quality of the environment for European citizens and providing them with a high quality of life. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections.

The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from seagoing ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL, as discussed below. In addition, the EC goes beyond the IMO by requiring the use of low sulfur (less than 0.1%) marine gas oil while in EU ports.

iv.	Low Sulfur Fuel Regulations

MARPOL Annex VI, which addresses air emissions from vessels, requires the use of low sulfur fuel worldwide in both auxiliary and main propulsion diesel engines on ships. Annex VI also specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Ships operating in the Baltic Sea ECA, the North Sea/English Channel ECA and the North American ECA are required to use fuel with a sulfur content of no more than 1% or use alternative emission reduction methods rather than the current 3.5% global limit. Beginning in January 2014, the area that extends approximately 50 miles off the coasts of Puerto Rico and the U.S. Virgin Islands has also become an ECA (“U.S. Caribbean ECA”), but we do not believe this will result in a significant impact on our fuel costs. From January 2015 and thereafter, the fuel sulfur content limit in ECAs will be further reduced to 0.1% (“2015 ECA”).

The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% on and after January 2020. The 0.5% global standard will be subject to an IMO review by 2018 to determine the availability of fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed to January 2025, at the latest. However, the European Union Parliament and Council have set 2020 as the final date for the 0.5% fuel sulfur limit to enter force, regardless of the 2018 IMO review results. This European Union Sulfur Directive will cover European Union Member State territorial waters that are within 12 nautical miles of their coastline.

In conjunction with an affiliate we have and will continue to develop and test scrubber designs that we believe will reduce the sulfur emission levels of our higher sulfur bunker fuel to or below the levels required under the current and 2015 ECAs. Furthermore, we have received an exemption for 32 ships that regularly sail within the North American and U.S. Caribbean ECA that will delay the requirements to comply with the 2015 ECA limits through agreed upon dates ending in 2016. We expect to install scrubbers on most of our ships between 2014 and 2016. As a result of installing these scrubbers, we believe the cost of complying with the 2015 ECA sulfur emission requirement will not be significant to our results of operations.

In regards to the 2020 MARPOL global requirements outside of ECAs, we currently plan on installing additional scrubbers on our ships between 2017 and 2019 in order to comply with these requirements. We expect that as a result of installing these scrubbers, the cost of complying with the 2020 MARPOL global requirements will also not be significant to our results of operations.

Beyond scrubber technology, as part of our emission abatement program, we have continued our work with local port authorities and/or the EPA to help promote the development of shore power connections in Juneau, Alaska; Long Beach, Los Angeles, San Francisco and San Diego, California; Seattle, Washington and Vancouver, British Columbia and have equipped 21 ships with shore power technology. We expect to work with other port authorities in the future to implement additional shore power connections. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, and thus reducing our air emissions. Similarly, in an effort to continue our commitment to sustainability and to playing a leading role in matters of environmental protection in the cruise ship industry, AIDA launched a pilot project using a liquefied natural gas (“LNG”) hybrid barge for ecologically friendly and flexible power supply as an alternative to shore power, while its ships are moored in the port of Hamburg, Germany.

In the long-term, the cost impacts of achieving progressively lower sulfur emission requirements may be further mitigated by the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels, such as LNG at sea and in port, and our continued efforts to improve the overall fuel efficiency across our fleet. Since 2007, we have achieved a 21% cumulative reduction in unit fuel consumption by focusing on the following:

• efficiency improvements in the areas of hull coatings • improved engine performance • more efficient air conditioning • more efficient LED lighting • more advanced engine designs	• more efficient propeller designs • more efficient pumps and ventilation • new itineraries • reduction in ship speeds • increased energy use awareness and training

v.	Greenhouse Gas Emissions

We have voluntarily set a reduction target of 20% from our 2005 baseline of CO2 emission rate from shipboard operations by 2015. We have already reached a reduction of almost 19%. We have established objectives, targets and plans within their respective ISO 14001 environmental management systems to reduce fuel consumption rates and resulting CO2 emission rates.

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

In January 2013, the IMO approved measures to reduce emissions of GHGs from international shipping by adopting technical and operational measures for all ships. The technical measures apply to the design of new vessels, and the operational reduction measures apply to all vessels. We are in compliance with these measures.

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

In 2006, the International Labor Organization, an agency of the United Nations that develops and oversees international labor standards, adopted a Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards and includes a broad range of requirements, such as the definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. In August 2013, MLC 2006 became effective in certain countries in which we operate and we are in compliance.

The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”), as amended, establishes minimum standards relating to training, including security training, certification and watchkeeping for our seafarers. We are compliant with the requirements of STCW.

b.	Consumer Regulations

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires all our cruise brands that call on U.S. ports and embark or disembark guests in U.S. ports to establish financial responsibility for their liability to passengers for nonperformance of transportation, for personal injury and for loss of life. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for nonperformance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million and will be increasing to $30 million by April 2015.

In order to comply with this requirement, we have an aggregate of $75 million of guarantees provided by some of our insurers. Based on the increase mentioned above, our guarantee will increase to $150 million by April 2015. Our Protection and Indemnity coverages are used to establish our financial responsibility for personal injury and loss of life.

In some cases in the UK, Europe and Australia, we are required to obtain licenses from and post bonds with various organizations in connection with the conduct of our business and/or our ability to meet our liabilities in the event of nonperformance of obligations to consumers. The most significant requirement relates to ABTA, formally known as the Association of British Travel Agents, which requires us to maintain approximately $140 million of sterling-denominated bonds to cover certain of our brands’ UK customer deposits. We are also required to pay to the UK Civil Aviation Authority a non-refundable £2.50 fee per guest when we arrange a flight as part of a cruise vacation.

In the other major countries where we source our guests, we are also required to establish financial responsibility, such as obtaining a guarantee from a reputable insurance company to ensure that, in case of insolvency, our guests will be refunded their deposits and repatriated without additional cost if insolvency occurs after a cruise starts.

c.	Regulations for Guests with Disabilities

Regulations regarding ship accessibility standards are expected to be issued in the U.S. in the future. While we believe our vessels have been designed and outfitted to accommodate our disabled guests, we cannot at this time accurately predict whether we will be required to make material modifications or incur significant additional expenses in response to these expected regulations.

C.	Employees

Our shoreside operations have an average of 9,700 full-time and 4,500 part-time/seasonal employees. We also employ an average of 78,500 crew members, including officers, onboard the 101 ships we currently operate. Holland America Princess Alaska Tours increases its work force during the late spring and summer months in connection with the Alaskan cruise season, which seasonal employees are included above. We have entered into agreements with unions covering certain employees on our ships and in our hotel and transportation operations. We consider our employee and union relations to be strong. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 30% and 12%, respectively.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are sourced from around the world, with the largest contingent from the Philippines, Indonesia and India. We utilize a limited number of manning agencies to help locate and hire most of our shipboard employees. The sourcing diversity of our crew, the majority of which are employed on a gratuity-based wage structure, is also a significant contributing factor to the attractiveness of our cruise business model.

Our cruise brands are committed to providing appropriate hotel and marine-related training to ensure that our shipboard crew, including officers, have the knowledge and skills to properly perform their jobs. We have a maritime training program for shipboard officers that includes two maritime training facilities with one located in Almere, the Netherlands, known as the Center for Simulator Maritime Training (“CSMART”), and the other in Rostock, Germany, known as CSMART Rostock. Our mission is to be a leader in delivering high quality professional maritime training. Participants receive a superior maritime training experience that fosters critical thinking, problem solving, ethical decision making and confidence. CSMART offers two full mission bridge simulators, six part-task bridge simulators and the ability to simulate fixed propeller and azipod simulation. CSMART Rostock offers one full mission bridge simulator and one part-task bridge simulator. On the engineering side, CSMART offers two full mission engine control rooms with four machinery outstations and 16 part-task engine room simulators. CSMART Rostock offers one part-task engine room simulator. The CSMART facility also features large instructional classrooms, meeting rooms and a catering facility. We have enhanced our Health, Environment, Safety and Security Management System risk assessment and management capabilities by implementing shipboard quality assurance initiatives that will further strengthen bridge and engine control room resource management training and operational performance. We have also established the European Cruise Academy in Rostock, Germany, which offers advanced training certificates in the maritime sciences primarily related to the cruise business.

D.	Suppliers

Our largest non-payroll operating expenditures are for fuel, food and beverages, travel agency services, port facility utilization, repairs and maintenance including dry-docking, air transportation services, advertising and marketing, hotel and restaurant products and supplies and communication services. Our largest capital investments are for the construction of new ships and improvements to existing ships, including our vessel enhancement program and scrubber installations.

Although we utilize a select number of suppliers for most of our food and beverages, communication services, air transportation services and hotel and restaurant products and supplies, most of these products and services are available from multiple sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports-of-call from a limited number of maritime suppliers. Almost 50% of our fuel purchases are provided by five suppliers.

We perform our major dry-dock and ship improvement work at dry-dock facilities in The Bahamas, Europe, the U.S., Canada, Singapore and Australia. At January 22, 2014, we have agreements in place for the construction of eight cruise ships with two shipyards. We also purchase repair, maintenance and refurbishment items from a limited number of maritime suppliers. We believe there are sufficient dry-dock and shipbuilding facilities and related suppliers to meet our anticipated repair, maintenance, ship improvement and newbuild requirements.

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

We maintain war risk insurance for legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist incidents. Items excluded from this coverage are claims arising from chemical, nuclear and biological attacks. Our primary war risk insurance coverage is provided by international marine insurers and our excess war risk insurance is provided by our two P&I clubs. Under the terms of our war risk insurance coverage, which are typical for war risk policies in the marine industry, insurers can give us seven days’ notice that the insurance policies will be cancelled. However, the policies can be reinstated at different premium rates. This gives insurers the ability to increase our premiums following events that they determine have increased their risk.

V.	Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our hotel and transportation businesses, shore excursion operations and shoreside operations, including our port and related commercial facilities. We also maintain workers compensation, directors and officer’s liability and other insurance coverages.

F.	Trademarks and Other Intellectual Property

We own and have registered or licensed numerous trademarks and domain names, which we believe are widely recognized and have considerable value. These intangible assets enable us to distinguish our cruise products and services, ships and programs from those of our competitors. Our trademarks include the trade names of our cruise brands, each of which we believe is a widely-recognized brand in the cruise industry, as well as our ship names and a wide variety of cruise products and services. We have entered into licenses, including a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruising and related activities. We also have a license to use the “Love Boat” name and related marks. See Note 11, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Asset Impairments” in Exhibit 13 to this Form 10-K for additional discussion of our trademarks.

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

Our North American cruise ship businesses and certain ship-owning subsidiaries are engaged in a trade or business within the U.S. Depending on its itinerary, any particular ship may generate income from sources within the U.S. We believe that our U.S. source income and the income of our ship-owning subsidiaries, to the extent derived from, or incidental to, the international operation of a ship or ships, is currently exempt from U.S. federal income and branch profit taxes.

Our domestic U.S. operations, principally the hotel and transportation business of Holland America Princess Alaska Tours, are subject to federal and state income taxation in the U.S.

a.	Application of Section 883 of the Internal Revenue Code

In general, under Section 883 of the Internal Revenue Code, certain non-U.S. corporations (such as our North American cruise ship businesses) are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. (an “equivalent exemption jurisdiction”) and (ii) the foreign corporation meets a defined publicly-traded test. Subsidiaries of foreign corporations that are organized in an equivalent exemption jurisdiction and meet the publicly-traded test also benefit from Section 883. We believe that Panama is an equivalent exemption jurisdiction and Carnival Corporation currently qualifies as a publicly-traded corporation under the regulations. Accordingly, substantially all of Carnival Corporation’s income is exempt from U.S. federal income and branch profit taxes.

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

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc and have elected to enter the UK tonnage tax regime through 2023. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

Costa, AIDA and Ibero have elected to enter the Italian tonnage tax regime through 2014 and can reapply for an additional ten-year period beginning 2015. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings not considered to be shipping profits for Italian tonnage tax purposes will be taxed at an effective tax rate of approximately 6% under the Italian International shipping tax regime since all of their ships are Italian registered.

IV.	Portuguese, Spanish and German Income Tax

Both of Ibero’s ships are registered in Portugal. Provided certain local employment requirements are satisfied, most of Ibero’s income that is not considered to be shipping profits for Italian tonnage tax purposes is subject to Portuguese income tax at effective rates of 5% through 2020. After 2020, such income will be subject to the normal Portuguese tax rate.

Ibero’s Spanish operations are minimal and, therefore, its Spanish income taxes are minimal.

Substantially all of AIDA’s earnings are exempt from German corporation tax by virtue of the Italy/Germany income tax treaty.

V.	Brazilian, Chinese and Japanese Income and Other Taxes

From November through March, Costa and Ibero operate directly and charter certain of their ships for operation in Brazil to Brazilian subsidiaries. The subsidiaries’ earnings are subject to Brazilian resident income tax, and we believe that payments passengers and these subsidiaries make to Costa and Ibero are exempt from Brazilian income tax under Brazilian domestic law and the Italy/Brazil income tax treaty.

Substantially all of Costa’s income from its international operations in China is exempt from Chinese corporation tax by virtue of the Italy/China Maritime tax treaty.

The Princess cruise ships operated internationally by Carnival plc for the Asian markets are exempt from Chinese and Japanese income taxes by virtue of tax treaties between these countries and the United Kingdom.

VI.	Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes and/or fees based on guest counts, ship tonnage, passenger capacity or some other measure.

H.	Website Access to Carnival Corporation & plc SEC Reports

Our Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K, joint Proxy Statement related to our annual shareholders meeting, Section 16 filings and all amendments to those reports are available free of charge on our home pages at www.carnivalcorp.com and www.carnivalplc.com and on the SEC’s home page at www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors.

You should carefully consider the specific risk factors set forth below and the other information contained or incorporated by reference in this Form 10-K, as these are important factors that could cause our actual results, performance or achievements to differ materially from our expected or historical results. Some of the statements in this item and elsewhere in this Form 10-K are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

•	General economic and business conditions may adversely impact consumer demand for vacations and, consequently, reduce our cruise brands’ net revenue yields and profitability.

Demand for cruises is in part dependent on the underlying perceived or actual economic condition of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as higher unemployment and underemployment rates; declines in income levels; securities, real estate and other market declines and volatility; increasing taxation; higher fuel prices and healthcare costs; more restrictive credit markets; higher interest rates and changes in governmental regulations, could reduce our potential vacationers’ discretionary incomes, net worth or their consumer confidence. Consequently, this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price reductions which, in turn, could reduce the profitability of our business. These ticket price reductions may result in a less affluent guest base, which along with decreases in discretionary income or consumer confidence could also result in lower onboard revenues that could also have a negative effect on our net revenue yields and profitability. Given the mobility of our ships, we can mitigate some of this risk by redeploying our ships to more profitable regions as guests’ tastes change and if economic or other conditions warrant.

•	Increases in fuel prices may adversely affect our operations, financial condition and liquidity.

Economic, market and political conditions around the world, such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, make it difficult to predict the future price and availability of fuel. Fuel costs accounted for 21%, 23% and 21% of our cruise operating expenses in 2013, 2012 and 2011, respectively. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. We may be unable to implement additional fuel conservation initiatives and other best practices or increase ticket prices and collect fuel supplements, which would help to fully or partially offset these fuel price increases. See risks relating to environmental laws and regulations, continuing financial viability of air service providers and failures to keep pace with technology below for additional information regarding our fuel risks.

To mitigate a portion of our economic risk attributable to potential fuel price increases, we have established a fuel derivatives program. To date under this program, we have bought Brent crude oil (“Brent”) call options and sold Brent put options, collectively referred to as zero cost collars, that established ceiling and floor prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. In addition, there can be no assurance that our fuel derivatives program will provide a sufficient level of protection against increases in fuel prices or that our counterparties will be able to perform, such as in the case of a counterparty bankruptcy. The zero cost collars will reduce our benefit if Brent prices drop below the floor. Also, the fuel derivative contracts may create significant volatility in our U.S. GAAP earnings due to volatility in fuel prices over the contracts’ terms. Furthermore, volatility in fuel prices could have a material adverse effect on our operations, financial condition and liquidity. We may be able to mitigate some of the risk of fuel price increases by continuing to reduce our fuel consumption. Furthermore, we expect to install scrubbers on most of our ships between 2014 and 2019. As a result of installing these scrubbers, we believe the cost of complying with more stringent emission regulations will not be significant to our results of operations.

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

The operation of cruise ships, hotels, land tours, port and related commercial facilities and shore excursions involve the risk of incidents, including those caused by the improper operation of our ships, motorcoaches and trains; guest and crew illnesses, such as from the spread of contagious diseases; mechanical failures; fires and collisions; repair delays; groundings; navigational errors; oil spills and other maritime and environmental mishaps; missing passengers and other incidents at sea or while in port or on land, which may cause injury and death, guest and crew discomfort and the alteration of itineraries or cancellation of a cruise or series of cruises or tours. Although we place guest and crew safety as the highest priority in all our operations, our ships have been involved in accidents and other incidents in the past. We may experience similar or other incidents in the future, even though we have and will implement policies, procedures and best practices to limit their future occurrence. These types of incidents may bring into question guest and crew health, safety, security and satisfaction and may adversely affect our brand reputation and demand for the brand, and cruising in general, and may affect our sales and profitability, may result in additional costs to our business, litigation against us and increasing government or other regulatory oversight. It is possible that the initiatives we implement to increase our net revenue yields as a result of our 2012 and 2013 ship incidents may not be effective, and our pricing and profitability may not return to pre-incident or higher levels.

In particular, our ability to effectively and efficiently operate shipboard and shoreside activities may be impacted by widespread public health issues/illnesses or health warnings resulting in, among other things, reduced demand for cruises and cruise cancellations and employee absenteeism that could have an adverse effect on our sales and profitability. We have implemented crew training and ship cleaning protocols to limit the spread of contagious diseases, but such actions may not be sufficient to fully mitigate this risk. For example, a severe outbreak of the influenza virus or some other pandemic could, among other things, disrupt our ability to embark/disembark passengers and crew, disrupt air travel to and from ports, increase costs for prevention and treatment and adversely affect our supply chain. This could also adversely impact cruise demand in areas unaffected by such an outbreak.

In addition, as mentioned above, our ships are subject to the risks of mechanical failures and accidents, for which we have had to incur repair and equipment replacement expenditures. If these occur in the future, we may be unable to procure spare parts or new equipment when needed or make repairs without incurring significant expenditures or suspension of service. However, we do maintain an inventory of certain strategic spare parts to help mitigate this risk. A significant performance deficiency or problem on any one or more of our ships could have an adverse effect on our financial condition and results of operations.

Our cruise ships, hotels, land tours, port and related commercial facilities, shore excursions and other service providers may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions. These events could result in, among other things, increased port related and other costs. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors, which would have an adverse effect on our sales and profitability.

The frequency of extreme weather events such as hurricanes and floods, which may be caused by climate change, may not only cause disruption, alteration, or cancellation of cruises but may also adversely impact commercial airline flights, other transport and shore excursion activities or prevent our guests from electing to cruise altogether. Such extreme weather events may also disrupt the supply of provisions, fuel and shore power, and may limit our ability to safely embark and disembark our guests. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock our ships and could cause sea/motion sickness among guests and crew. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our sales and profitability. Finally, these extreme weather conditions could cause property damage to our ships, port and related commercial facilities and other assets and impact our ability to obtain insurance coverage for operations in such areas at reasonable rates.

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

Demand for cruises and other vacation options has been and is expected to continue to be affected by the public’s attitude towards the safety and security of travel. Factors including, but not limited to, past acts of terrorism, threats of additional terrorist attacks, drug-related violence in Mexico, pirate attacks and vessel seizures off the east and west coasts of Africa, national government travel advisories, political instability in North Africa, the Middle East and elsewhere and general concerns over the safety and security aspects of traveling have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past and may have an adverse impact in the future. Decreases in demand may lead to price reductions, which in turn would reduce our profitability. These types of events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard crew costs. We have implemented various safety and security policies, procedures and best practices to help mitigate this risk, but it is still possible that they could occur.

•

Negative publicity concerning the cruise business in general or us in particular, including any adverse environmental impacts of cruising, could impact the demand for cruises, affect our reputation and harm our future sales and profitability.

Incidents involving cruise ships, in particular our cruise ships, and media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry in general, or unusual weather patterns or other natural disasters or disruptions, such as hurricanes and earthquakes, could impact demand for our cruises. In addition, any events which impact the travel industry more generally may negatively impact guests’ ability or desire to travel to or from our ships or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our result of operations and on the cruise business performance.

Maintaining a good reputation is critical to our business. Reports and media coverage of ship incidents at sea or while in port, including missing guests, improper conduct by our employees, guests or agents, crimes, dissatisfied guests, crew and guest illnesses, such as incidents of stomach flu, parasitic outbreaks or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, which could lead to a negative perception regarding the safety of our ships and the satisfaction of our guests. In addition, negative publicity regarding adverse environmental impacts of cruising, such as climate change and oil spills, could diminish our reputation. The considerable expansion in the use of social media over recent years has increased the ways in which our reputation can be impacted, and the speed with which it can occur. Anything that damages our reputation, whether or not justified, could have an adverse impact on demand, which could lead to price reductions and a reduction in our sales and profitability. We leverage the reach and impact of digital marketing and social media, such as Facebook, Twitter, YouTube, Blog, Google+, Flickr, Instagram and Pinterest to provide accurate information to the media, popular bloggers, fans and brand advocates to mitigate some of the risk of negative publicity.

•	Litigation, enforcement actions, fines or penalties could adversely impact our financial condition or results of operations and damage our reputation.

Our business is subject to various international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and lead to litigation or legal proceedings that could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition or results of operations, if not mitigated by our insurance coverage.

As a result of any ship or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding area, may be asserted or brought against various parties including us and/or our cruise brands. The time and attention of our management may also be diverted in defending such claims, actions and investigations. We may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined and not covered by our insurance policies.

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

It is possible that jurisdictions or ports-of-call that we regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically targeted to the cruise industry, its employees and guests, including, but not limited to, value added taxes on cruise tickets and onboard revenues and changes in the scope of income that is includable within tonnage tax regimes, which could increase our operating costs and could decrease the demand for cruises and ultimately decrease our net revenue yields and net income.

•	Changes in and compliance with environmental laws and regulations could adversely affect our operations and thus impact our profitability.

Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise business and its environmental impact. Various agencies and regulatory organizations have enacted or are considering new regulations or policies, such as stricter emission limits to reduce GHG effects, which could adversely impact the cruise industry.

The IMO has amended the MARPOL regulations to reduce emissions from ships. As described in “Maritime Environmental Regulations” as referenced below, these changes will result in reductions in ship SOx emissions by requiring progressive reductions in the sulfur content in fuel or the use of abatement technologies. These limits will be further reduced in designated ECAs, including ECAs that have been or could be proposed in other prime cruising areas, such as around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico. As a result of these amendments, we have elected to install scrubbers on most of our ships, which we believe will enable our SOx emissions to meet the MARPOL current and probable future requirements without the use of low sulfur fuel, in all material respects. However, if this type of technology is not widely used within the shipping industry it is possible that there could be limited availability of high sulfur fuels because of low demand and the cost of such fuel may increase. The increase in fuel prices caused by these regulations may impact our other expenses including, but not limited to, freight and commodity prices and may have an adverse impact on our profitability.

In 2012, initiatives to limit GHG emissions were introduced in Australia and are being considered in several European countries. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact our business. For example, while not all are likely to become law, there are indications that additional climate change related mandates could be forthcoming, and they may significantly impact our costs, including, among other things, increasing fuel prices, including new taxes on bunker fuel, establishment of costly emissions trading schemes and increasing newbuild and operational costs.

Environmental laws and regulations or liabilities arising from past or future releases of, or exposure to, hazardous substances or vessel discharges, including ballast water and waste disposal, could materially increase our cost of compliance or otherwise adversely affect our business, results of operations and financial condition. See Part I, Item 1. Business. B. “Cruise Business-Governmental Regulations—Maritime Regulations” for additional information regarding these risks.

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

We believe that substantially all of the income earned by Carnival Corporation, Carnival plc and their ship owning or operating subsidiaries qualifies for taxation based on ship tonnage and are exempt from taxation or are otherwise subject to minimal taxes in the jurisdictions where the entities are incorporated or do business.

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

As budgetary constraints continue to adversely impact the jurisdictions in which we operate, or for other reasons, increases in income tax regulations affecting our operations may be imposed. We continue to monitor global administrative, legislative and judicial tax related developments and evaluate a variety of possible courses of action based upon such developments. However, there is no assurance that such actions, if taken, will successfully mitigate adverse income tax consequences.

•

Our inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations could reduce our profitability. In addition, we expect increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages.

The construction, repair, maintenance and refurbishment of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, repair, maintenance and refurbishment projects. We could experience delays and cost overruns in completing such work. As our fleet ages, our repair and maintenance expenses will increase, such as the required 25 year survey that is more exhaustive, and thus may require additional repair and maintenance work to be performed. In addition, other events, such as work stoppages, other labor actions, insolvencies, “force majeure” events or other financial difficulties experienced at the shipyards and their subcontractors and suppliers who build, repair, maintain or refurbish our ships could also delay or prevent the delivery of our ships under construction and prevent or delay the completion of the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability, including delays or cancellations of cruises or unscheduled dry-docks and repairs. However, the impact from a delay in delivery of our newbuilds is expected to be partially mitigated by contractual provisions and bank guarantees that we require shipyards to provide to us. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard voluntary capacity reductions or insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Finally, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability. We partially own GBSL, the largest cruise ship repair facility in the world, which helps mitigate a portion of this risk.

As of November 30, 2013, we had entered into foreign currency zero cost collars for a portion of the cost in U.S. dollars and sterling of two of our euro-denominated shipbuilding contracts. However, if the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency zero cost collars related to the shipyard’s shipbuilding contract payments would still have to be honored. This might require us to realize a loss on existing foreign currency zero cost collars without an offsetting gain on our foreign currency denominated shipbuilding contract payments, thus resulting in an adverse effect on our financial results.

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

•

Lack of continuing availability of attractive, convenient and safe port destinations on terms that are favorable or consistent with our expectations could adversely affect our net revenue yields and net income.

We believe that attractive, convenient and safe port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The continuing availability of these types of ports on terms that are favorable or consistent with our expectations, including the port facilities where our guests embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints (particularly during the Caribbean winter months and Mediterranean summer months), security, safety and environmental concerns, adverse weather conditions and other natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, port operator consolidation, local governmental regulations, such as those recently enacted that will limit cruise ship operations in the highly popular port of Venice, Italy and fees and local community concerns about both port development and other adverse impacts on their communities from additional tourists. In order to mitigate this risk, among other things, we work with port authorities and others to educate them on the benefits derived from cruising as well as taking actions to address their concerns, if appropriate. The inability to continue to utilize, maintain, rebuild, if necessary, and increase the number of ports that our ships call on could adversely affect our net revenue yields and net income.

•

Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain is essential to allowing us to profitably operate our business. In addition, reductions in the availability of, and increases in the prices for, the services and products provided by these vendors can adversely impact our net income.

Primarily all of our guests book their cruises through independent travel agents, including wholesalers, general sales agents and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Our competitors may offer higher commissions and incentives and thus adversely impact our business. Significant disruptions, contractions or consolidations to our travel agent distribution system, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown could have an adverse effect on our sales and profitability. In addition, we currently extend credit to certain of our larger European travel agents and tour operators and, accordingly, if such agents and operators cannot repay their debts to us, it will adversely impact our cash flows and operations. However, we have entered into agreements with certain of our larger European travel agents and tour operators to mitigate this risk.

Many of our guests and substantially all our crew depend on scheduled or chartered commercial airline services to transport them to or from the airports near the ports where our cruises embark and disembark. Changes or disruptions in commercial or chartered airline services as a result of strikes, labor unrest, financial instability or viability, adverse weather conditions, airport delays, consolidation of carriers, or other events or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests and crew to or from our cruise ships and increase our costs which would, in turn, have an adverse effect on our results of operations. In addition, increases in the prices of airfares due to, among other things, rising fuel prices and airline consolidations would increase the overall vacation price to our guests and may adversely affect demand for our cruises, as well as increase our airfare for our crew.

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

Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively depends in part on the reliability of our sophisticated technologies and system networks. We use communications, information technology and other systems to manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, causing operational disruptions and other cyber-related risks could adversely impact our guest services and satisfaction, employee relationships, business plans and our reputation. In addition, the operation and maintenance of these systems is in some cases dependent on third-party technologies and service providers for which there is no certainty of uninterrupted availability. While we have and continue to invest in technologies and other security initiatives and disaster recovery plans to mitigate these risks, these measures cannot completely insulate us from disruptions that could result in adverse effects on our operations and decreases in our net income. These potential disruptions and cyber attacks could negatively affect costs, customer demand and pricing for our cruises.

Our Corporate and cruise brands’ principal offices are located in Australia, Germany, Italy, the UK and the U.S. Although we have developed disaster recovery and similar contingency plans, actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations.

•	A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies may require refinement, updating and replacement with more advanced systems in the future. If we are unable to do so on a timely basis or within reasonable cost parameters, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, and a failure to do so could result in materially higher than anticipated costs and could materially impair our operating results.

•	We may lose business to competitors throughout the wider vacation industry, which could adversely affect our operations and financial condition.

We face significant competition from other cruise brands on the basis of cruise pricing, travel agent preference and the types and sizes of ships and cabins, services and destinations being offered by them to cruise guests. We try to differentiate ourselves from our cruise competitors by offering a wide variety of brands, itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. It is possible that our programs to motivate previous guests to cruise with us again may not be successful and they may elect not to cruise with us again. In addition, we may choose to enhance our older ships with innovative amenities and improvements in order for those ships to be more competitive with other cruise ships. Alternatively, without these investments these older ships may become less competitive, which could result in lower profitability and ship impairment charges. The used cruise ship market is small. Accordingly, if we need to dispose of a ship, we cannot be assured of finding a viable buyer to purchase it at a price that meets our expectations, which could result in ship impairment charges and losses on ship disposals.

In addition, we operate in the wider vacation industry and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to vacation operators that provide other travel and leisure options, including, but not limited to, hotels, resorts, theme parks, packaged holidays and tours, casino operators and vacation ownership properties.

In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our results of operations and financial condition could be adversely affected.

•

Overcapacity in the cruise ship and land-based vacation industry could have a negative impact on our net revenue yields and increase operating costs. As a result, we may experience ship, goodwill and trademark asset impairments, which could adversely affect profitability.

Although cruising capacity has grown at a slower pace in recent years, we expect it to continue to increase over the next few years. The wider vacation industry may also face increases in land-based vacation capacity, which may impact us as well. We typically aim to fill our new capacity at favorable revenue yields despite the new competing cruise and land-based capacity growth. Also, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than anticipated. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive rates and, therefore, increase our shipboard employee costs. To partially mitigate this risk, we strategically time the introduction of new ships into our brands to allow ample time to further grow their guest base and absorb our new capacity.

•	The loss of key personnel or our ability to recruit or retain qualified personnel could adversely affect our results of operations.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is also dependent upon our personnel and our ability to recruit and train high quality employees. We must continue to recruit, retain and motivate management and other employees to enable us to maintain our current business and support our projected growth. The loss of services of any of our key management could have a material adverse effect on our business. We are not protected by life insurance covering any of our personnel. We do not have employment agreements with our officers, except for our President and Chief Executive Officer and the Chief Executive Officer of Costa.

•	Union disputes and other employee relation issues could adversely affect our financial results.

A large number of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results.

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

For example, the last severe economic downturn, including failures of banks and financial service companies and the related liquidity crisis, disrupted the capital and credit markets. Additional economic concerns from some of the countries in the EU continue to strain the financial markets both in the U.S. and internationally. A recurrence of these disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them, which may have a negative impact on our cash flows, including our ability to meet our obligations, results of operations and financial condition. As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to minimize credit risk exposure by normally conducting business with large, well established financial and other institutions and by diversifying our counterparties.

•	Our success depends upon the continued strength of our cruise brands and our ability to implement our brand strategies.

We believe that our cruise branding has contributed significantly to the success of our business and that restoring, maintaining and enhancing our branding is critical to expanding our brands’ customer bases. Our inability to restore consumers’ confidence in our Carnival Cruise Lines or Costa brands would have an adverse impact on our long-term profitability. In addition, the ability of our brands to successfully target different segments of the vacation markets in which they operate enables them to strengthen their business. Failure to protect our brands from infringers could have a material adverse effect on our business and results of operations.

•

Our international operations are subject to additional risks not generally applicable to our U.S. operations and may result in increased costs and adversely affect our financial position and results of operations.

Our international operations are subject to additional risks including, but not limited to, adverse changes in foreign countries’ political systems, social unrest, restrictions and taxes on the withdrawal of foreign investment and earnings and other payments by subsidiaries, government policies against the vacation or maritime industries, local cabotage requirements, anti-bribery laws or regulations, investment restrictions or requirements, diminished ability to legally enforce our intellectual property and contractual rights in foreign countries and commercial instability caused by corruption. In addition, our international operations may also be subject to adverse changes in foreign exchange restrictions, and changes in or application of foreign taxation structures including duties and value-added taxes. Also, if a significant country leaves the euro currency system it is possible that this could have a significant impact on our operations. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

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

As we expand our global presence it requires, among other things, significant levels of investments. We may not recover our investments in these markets, and we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion may not produce the returns that we had expected, which could adversely impact the growth of our business. In order to partially mitigate this risk before we expand our presence in a new region, we, among other things, research and analyze the region’s characteristics and other attributes in order to determine if such an expansion is reasonable without taking undue risks.

•	Our decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses or lower revenues.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, although we do elect to self-insure or use higher deductibles for substantially all the insurable risks we face in order to minimize the cost of our insurance policies. Accordingly, we are not protected against all risks, such as loss of use of a ship, which could result in an unexpected decrease in our revenue in the event of an incident. We attempt to mitigate our risks that are not covered by insurance, although we cannot be certain such processes and procedures will be successful. Further, significant incidents could result in higher insurance premiums commencing on the policy renewal dates or the inability to obtain coverage.

We may also be subject to additional premium costs based not only on our own claims record but also on the claims records of all other members of the P&I associations through which we receive indemnity coverage for tort liability. We are also subject to additional P&I premium assessments for various reasons including, but not limited to, investment or underwriting shortfalls experienced by our P&I clubs. In addition, if we or other ship-owners sustain significant losses, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

Finally, we cannot be certain that affordable and viable direct insurance and reinsurance markets will be available to us in the future.

•	Fluctuations in foreign currency exchange rates could adversely affect our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar; most significantly, the euro, sterling and Australian and Canadian dollars. We derived 56%, 54% and 56% of our revenues from passengers sourced from countries outside of the U.S. in 2013, 2012 and 2011, respectively. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We report currency transactions in the functional currencies of our reporting units, excluding fuel which is always transacted and reported in U.S. dollars regardless of the functional currency of the reporting unit. Furthermore, we convert significant amount of these currencies into U.S. dollar. Therefore, the strengthening of the U.S. dollar against our other major currencies, will adversely affect our U.S. dollar financial results and will reduce the U.S. dollar amount received upon conversion of these currencies into U.S. dollars. We partially mitigate some of our newbuild currency exchange rate risk by purchasing currency derivative instruments.

•

Whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations may adversely impact our financial results.

Our forecasted cash flows from future operations may be adversely affected by various factors, including, but not limited to, declines in guest demand and consumer confidence; a weakening economy; increases in fuel prices; ship incidents; negative publicity; terrorist and pirate attacks and the threats thereof; the impact of the spread of contagious diseases such as influenza virus; increased competition; overcapacity; adverse currency movements and other factors noted under these “Risk Factors.” To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments and debt repayments, from sources other than cash flow from operations, available cash and committed external sources of liquidity, including committed ship and other financings, we will have to secure such financing from export credit agencies or banks or through the offering of debt and equity securities in the public or private markets. There is no guarantee that such financings will be available in the future to fund our future obligations, or that they will be available on terms consistent with our expectations.

Our access to and the cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing and the maintenance of our investment grade long-term senior unsecured credit ratings. If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to and cost of debt financing may be negatively impacted. Further, the terms of future debt agreements could include more restrictive covenants, which may restrict our business operations.

Our ability to maintain our credit facilities may also be impacted by material changes in our ownership. More specifically, we may be required to prepay our debt facilities if a person or group of persons acting in concert gain control of Carnival Corporation & plc, other than the Arison family, including Micky Arison, our Chairman of the Boards of Directors.

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

As of January 22, 2014, a small group of shareholders consisting of some members of the Arison family, including Micky Arison, beneficially owned approximately 26% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least significantly influence, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

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

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this Form 10-K are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the business in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate” and similar expressions of future intent or the negative of such terms.

Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share; net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; net cruise costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill and trademark fair values and outlook.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of January 22, 2014, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease

Carnival Corporation headquarters and Carnival Cruise Lines	Miami, FL U.S.A.	463,000/12,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	303,000	Lease
Holland America Line, Holland America Princess Alaska Tours and Seabourn	Seattle, WA U.S.A.	244,000	Lease
Costa	Genoa, Italy	220,000/27,000	Own/Lease
P&O Cruises (UK) and Cunard	Southampton, England	150,000	Lease
AIDA	Rostock, Germany	141,000/95,000	Own/Lease
P&O Cruises (Australia)	Sydney, NSW Australia	65,000	Lease
Carnival plc headquarters	London, England	9,000	Lease

In addition, we own, lease or have controlling interests in port facilities in Barcelona, Spain; Cozumel, Mexico; Grand Turk, Turks & Caicos Islands; Juneau, Alaska; Long Beach, California; Puerto Plata, Dominican Republic and Roatán, Honduras.

Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays®, respectively, are briefly described in Part I, Item 1. Business. B. “Cruise Business.” The hotel properties owned and operated by Holland America Princess Alaska Tours and the cruise ship that we own and charter-out under a long-term bareboat charter agreement are also briefly described in Part I, Item 1. Business. B. “Cruise Business.”

Information about our cruise ships, including the number each of our cruise brands operates, their passenger capacity and their primary regions or countries from which they source their guests, as well as information regarding our cruise ships under construction may be found under Part I, Item 1. Business. B. “Cruise Business,” and Note 6, “Commitments” and Note 11, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K. Also, information about maritime regulations and issues that may affect our cruise ships can be found in Part I. Item 1. Business. B. “Cruise Business – Maritime Regulations.”

Our cruise ships in operation, headquarters, ports, private islands and other shoreside facilities, including Holland America Princess Alaska Tours’ properties are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

Item 3.	Legal Proceedings.

On June 25, 2012, an action was filed in the United States District Court for the Central District of California naming as defendants Carnival Corporation, Costa Crociere S.p.A., Micky Arison, Howard Frank, Arnold Donald, Joseph Farcus, and Joseph Farcus, Architect, P.A. (Sandoval v. Carnival Corporation). The defendants have been served with the action, although the plaintiffs voluntarily dismissed claims against Costa Crociere S.p.A. The action was filed by two plaintiffs in connection with the 2012 Ship Incident. The plaintiffs allege claims for design defect, negligent training and operations and gross negligence. On March 21, 2013, the defendants filed a motion to dismiss the plaintiffs’ claims to Italy based on the forum non conveniens doctrine. The defendants also filed a motion for summary judgment on May 23, 2013. On December 31, 2013, the court denied both motions without prejudice to re-file. The court ordered plaintiffs to file a third amended complaint refining their causes of action by January 10, 2014. On January 10, 2014, the plaintiffs filed a third amended complaint against Carnival Corporation only. The complaint alleges negligence, gross negligence and res ipsa loquitur. The defendant has until January 29, 2014 to answer the complaint or file a new motion to dismiss.

On July 5, 2012, two actions were filed in the Circuit Court serving Miami-Dade County, Florida naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus P.A. (Scimone v. Carnival Corp. and Abeid-Saba v. Carnival Corp). The defendants have been served with the action. The plaintiffs filed the actions in connection with the 2012 Ship Incident. The plaintiffs allege claims for negligence, product liability, professional negligence and intentional tort. The complaints seek economic and compensatory damages, attorneys’ fees, costs and interest. The plaintiffs state they will amend their complaints to state a claim for punitive damages. The defendants removed the cases to the United States District Court for the Southern District of Florida and moved to dismiss the plaintiffs’ claims to Italy based on forum non conveniens and the forum selection clauses in certain of the plaintiffs’ Passage Ticket Contracts. The plaintiffs filed motions to remand the cases back to state court. On February 15, 2013, the federal court granted the motions to remand, which were affirmed by the U.S. Court of Appeals for the Eleventh Circuit on July 1, 2013. On July 19, 2013, the state court assigned to hear Abeid-Saba granted the defendants’ motion to dismiss all the plaintiffs’ claims to Italy based on the forum non conveniens doctrine. The same day, the state court assigned to hear Scimone granted the defendants’ motion to dismiss all of the foreign plaintiffs’ claims to Italy based on the forum non conveniens doctrine; however, the motion was denied as to the 17 plaintiffs who are U.S. citizens. The plaintiffs have filed notices of appeal of the dismissal of the orders in both cases. In Scimone, the defendants have filed a notice of appeal from the denial of its motion to dismiss the claims of the U.S. plaintiffs. A motion to dismiss the claims of the U.S. plaintiffs in Scimone based on forum selection clauses in the Passage Ticket Contracts was heard on December 5, 2013 and a ruling is pending.

On January 9, 2013, an action was filed in the Circuit Court serving Miami-Dade County naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Gual v. Carnival Corp.). The defendants were served on June 20, 2013. The plaintiffs, consisting of ten Spanish citizens, filed the action in connection with the 2012 Ship Incident. The plaintiffs allege claims are for maritime negligence, negligent hiring, supervision and retention, negligent training, gross negligence, intentional tortious conduct, intentional infliction of emotional distress, wrongful death under Florida law and breach of contract.

The UK Maritime & Coastguard Agency and the U.S. Department of Justice are investigating allegations that Caribbean Princess breached international pollution laws. We are cooperating with the investigations, including conducting our own internal investigation into the matter.

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

Name	Age	Years of Service (a)	Title

Micky Arison	64	42	Chairman of the Boards of Directors
David Bernstein	56	15	Chief Financial Officer
Alan B. Buckelew	65	36	Chief Operations Officer
Gerald R. Cahill	62	19	President and Chief Executive Officer of Carnival Cruise Lines
David Dingle	56	35	Chief Executive Officer of Carnival UK
Arnold W. Donald	59	13	President and Chief Executive Officer and Director
Larry Freedman	62	15	Chief Accounting Officer and Controller
Stein Kruse	55	14	Chief Executive Officer of Holland America Group
Josh Leibowitz	42	- (b)	Chief Strategy Officer
Arnaldo Perez	53	21	General Counsel and Secretary
Michael Thamm	50	20	Chief Executive Officer of Costa Crociere S.p.A

(a)	Years of service with us or Carnival plc predecessor companies.
(b)	Less than one year.

Business Experience of Executive Officers

Micky Arison has been Chairman of the Boards of Directors since 1990 and a Director since 1987. He was Chief Executive Officer from 1979 to July 2013.

David Bernstein has been Chief Financial Officer since 2007. From 2003 to 2007, he was Treasurer. From 1998 to 2003, he was Chief Financial Officer of Cunard and Seabourn.

Alan B. Buckelew has been Chief Operations Officer since December 2013. From 2007 to November 2013, he was Chief Executive Officer of Princess. He was President of Princess from 2004 to November 2013. From 2004 to 2007, he was also Chief Operating Officer of Cunard.

Gerald R. Cahill has been President and Chief Executive Officer of Carnival Cruise Lines since 2007. From 1998 to 2007, he was Chief Financial and Accounting Officer.

David Dingle has been Chief Executive Officer of Carnival UK since 2007. In this capacity, he has full operating responsibility for the UK brands, P&O Cruises (UK) and Cunard. From 2003 to 2007, he was Managing Director of Carnival UK and P&O Cruises (UK). From 2000 to 2003, he was Managing Director of P&O Cruises (UK).

Arnold W. Donald has been President and Chief Executive Officer since July 2013. He has been a Director since 2001. He is also a Principal of AWDPLC LLC, a private investment company. From 2010 to 2012, he was President and Chief Executive Officer of The Executive Leadership Counsel, a professional network of African-American executives of major U.S. companies. He served as President and Chief Executive Officer of the Juvenile Diabetes Research Foundation International from 2006 to 2008.

Larry Freedman has been Chief Accounting Officer since 2007 and Controller since 1998.

Josh Leibowitz has been Chief Strategy Office since October 2013 where he oversees strategic sourcing, cross-brand marketing and corporate strategy. From 2001 to October 2013, Mr. Leibowitz was employed by McKinsey & Co., an international consulting firm, where he ultimately served as Managing Partner of the Miami office.

Stein Kruse has been the Chief Executive Officer of Holland America Group since December 2013. In this capacity, he has full operating responsibility for Holland America Line, Princess, Seabourn and Holland America Princess Alaska Tours. From 2004 to November 2013, he was President and Chief Executive Officer of Holland America Line.

Arnaldo Perez has been General Counsel and Secretary since 1995.

Michael Thamm has been Chief Executive Officer of Costa Crociere S.p.A. since 2012. In this capacity, Mr. Thamm also has full operating responsibility for AIDA and Ibero. From 2004 to 2012, he was President of AIDA.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information

The information required by Item 201(a) of Regulation S-K, Market Information, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

B.	Holders

The information required by Item 201(b) of Regulation S-K, Holders, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Dividends

Carnival Corporation and Carnival plc declared quarterly cash dividends on all of their common stock and ordinary shares as follows:

	Quarters Ended
	February 28/29	May 31	August 31	November 30

2013	$0.25	$0.25	$0.25	$0.25
2012	$0.25	$0.25	$0.25	$0.75	(a)
2011	$0.25	$0.25	$0.25	$0.25

(a)	Includes the regular quarterly dividend of $0.25 per share and a special dividend of $0.50 per share.

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

In September 2007, our Boards of Directors authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). In January 2013, the Boards of Directors increased the remaining $165 million under the Repurchase Program back to $1 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended November 30, 2013, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. Since March 2013, the remaining availability under the Repurchase Program has been $975 million.

In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At January 22, 2014, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 32.0 million shares of Carnival Corporation common stock.

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2014 annual general meeting or October 16, 2014. Depending on market conditions and other factors, we may repurchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently.

II.	Stock Swap Programs

We use the Stock Swap programs in situations where we can obtain an economic benefit because either Carnival Corporation common stock or Carnival plc ordinary shares are trading at a price that is at a premium or discount to the price of Carnival plc ordinary shares or Carnival Corporation common stock, as the case may be. Any realized economic benefit under the Stock Swap programs is used for general corporate purposes, which could include repurchasing additional stock under the Repurchase Program.

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at January 22, 2014. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 32.0 million shares remaining at January 22, 2014. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act.

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

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 29, 2014, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2013, that they are effective as described above.

B.	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2013.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2013 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended, we are required to provide disclosures as set forth below.

On October 17, 2012, Costa Crociere S.p.A. (“Costa”), an Italian subsidiary of Carnival plc, entered into a general sales agent agreement with Boutimar Travel Co. Ltd (“Boutimar”), an Iranian corporation. The agreement with Boutimar, which was entered into contrary to our compliance policy, was terminated on January 27, 2014 immediately upon discovery. None of the guests who purchased Costa’s cruises through Boutimar were on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Office of Foreign Assets Control. The aggregate cruise ticket payments received by Costa from these Iranian guests were approximately $215,000, net of $31,000 of retained commissions.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our President and Chief Executive Officer, Chief Operations Officer and senior financial officers, including the Chief Financial Officer, Chief Accounting Officer and Controller, and other persons performing similar functions. Our code of ethics applies to all our other employees as well. This code of ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waivers from, any provisions of this code of ethics by posting such information on our website, at the addresses specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2013 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2013 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.	Securities Authorized for Issuance under Equity Compensation Plans

I.	Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	5,220,591	(a)	$49.03	14,984,074	(b)(c)
Equity compensation plans not approved by security holders	-		-	-

	5,220,591		$49.03	14,984,074

(a)	Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Corporation 2002 Stock Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 454,865 restricted share units outstanding under the Carnival Corporation 2002 Stock Plan and 1,583,261 restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.
(b)	Includes Carnival Corporation common stock available for issuance as of November 30, 2013 as follows: 2,321,806 under the Carnival Corporation Employee Stock Purchase Plan, which includes 33,365 shares subject to purchase during the current purchase period and 12,457,873 under the Carnival Corporation 2011 Stock Plan.
(c)	In addition to options, the Carnival Corporation 2011 Stock Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

II.	Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	1,592,401	(b)	$45.71	18,040,259	(c)
Equity compensation plans not approved by security holders	-		-	-

	1,592,401		$45.71	18,040,259

(a)	Converted from sterling, if applicable, using the November 29, 2013 exchange rate of $1.63:£1.
(b)	Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 852,694 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.
(c)	In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2013 fiscal year.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2013 fiscal year.

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

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and Director	President and Chief Executive Officer and Director
January 29, 2014	January 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Arnold W. Donald	/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 29, 2014	January 29, 2014

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer
January 29, 2014	January 29, 2014

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman	Larry Freedman
Chief Accounting Officer and	Chief Accounting Officer and
Controller	Controller
January 29, 2014	January 29, 2014

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors	Directors
January 29, 2014	January 29, 2014

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 29, 2014	January 29, 2014

/s/ Howard S. Frank	/s/ Howard S. Frank
Howard S. Frank	Howard S. Frank
Director	Director

January 29, 2014	January 29, 2014

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 29, 2014	January 29, 2014

/s/*Debra Kelly-Ennis	/s/*Debra Kelly-Ennis
Debra Kelly-Ennis	Debra Kelly-Ennis
Director	Director
January 29, 2014	January 29, 2014

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 29, 2014	January 29, 2014

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 29, 2014	January 29, 2014

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 29, 2014	January 29, 2014

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 29, 2014	January 29, 2014

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)
January 29, 2014	January 29, 2014

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 21, 2014 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.12	Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	2/25/04

4.13	Specimen Ordinary Share Certificate.	S-3	4.1	7/2/09

Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2	Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Banc of America Securities Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.4	7/1/11

10.3*	Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.4	2/27/98

10.4*	Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.	10-K	10.5	2/25/99

10.5*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	2/27/98

10.6*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	3/30/07

10.7*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	2/22/91

10.8*	Consulting Agreement/ Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.9*	First Amendment to Consulting Agreement/ Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	2/25/93

10.10*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.11*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.12*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	4/2/09

10.13*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	2/28/00

10.14*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	2/28/01

10.15*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	2/28/00

10.16*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	3/30/07

10.17*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	2/28/01

10.18*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	2/28/02

10.19*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	3/30/07

10.20*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	6/30/09

10.21*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.3	4/2/09

10.22*	Agreement with Pier Luigi Foschi.	8-K	10.1	9/1/09

10.23	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	7/12/02

10.24*	Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.	10-Q	10.1	10/7/05

10.25*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	3/28/06

10.26*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/14/03

10.27*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	4/14/03

10.28*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.29*	Form of Carnival Corporation Performance-Based Restricted Stock Unit Agreement.	10-Q	10.1	4/1/11

10.30*	Carnival Cruise Lines Management Incentive Plan.	10-K	10.32	1/29/13

10.31*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	4/8/04

10.32*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	4/8/04

10.33*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/8/04

10.34*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/7/05

10.35*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	10/7/05

10.36*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.60	1/29/08

10.37*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.61	1/29/08

10.38*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.8	10/7/05

10.39*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Unit.	10-Q	10.2	7/1/11

10.40*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Award Agreement.	10-Q	10.3	7/1/11

10.41*	Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.	10-Q	10.2	3/28/06

10.42*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	3/28/06

10.43*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.67	1/29/08

10.44*	Princess Cruises Chief Executive Officer Supplemental Retirement Plan – 2008 restatement.	10-Q	10.6	4/2/09

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.45*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	3/30/07

10.46*	Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/1/11

10.47*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.4	4/2/09

10.48*	Form of Carnival plc Performance-Based Restricted Stock Unit Agreement.	10-Q	10.2	4/1/11

10.49*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.50*	Form of Executive Restricted Stock Agreement for Executives with Long-term Compensation Agreements.	10-Q	10.5	4/2/09

10.51*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for the CEO, COO and CFO.	10-K	10.3	1/29/13

10.52*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	3/28/08

10.53*	Amended and Restated Executive Long-term Compensation Agreement dated January 15, 2008, between Carnival Corporation and Howard S. Frank.	10-Q	10.3	3/28/08

10.54*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.7	4/2/09

10.55*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.8	4/2/09

10.56*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.9	4/2/09

10.57*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/1/10

10.58*	Carnival Corporation & plc Stock Ownership Policy for Section 16 Officers.	10-Q	10.2	4/1/10

10.59*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/1/10

10.60*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	7/1/10

10.61*	Form of Executive Restricted Stock Agreement for Executives with Executive Long-term Compensation Agreements for Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/12

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.62*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	3/30/12

10.63*	2011-1 Amendment to Princess Cruises Chief Executive Officer Supplemental Retirement Plan.	10-Q	10.3	3/30/12

10.64*	2011-2 Amendment to Princess Cruises Chief Executive Officer Supplemental Retirement Plan.	10-Q	10.4	3/30/12

10.65*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	10/3/13

10.66*	Employment Agreement, dated as of October 14, 2013, between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	10.1	10/18/13

Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Annual report to security holders

13	Portions of 2013 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

Power of attorney

24	Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2013 joint Annual Report on Form 10-K and any future amendments on their behalf.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file

101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2013, as filed with the SEC on January 29, 2014 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the years ended November 30, 2013, 2012 and 2011;				X

	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2013, 2012 and 2011;				X

	(iii) the Consolidated Balance Sheets at November 30, 2013 and 2012;				X

	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2013, 2012 and 2011;				X

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2013, 2012 and 2011 and				X

	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.