Form 10-Q
period 2014-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2014-04-02
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Large accelerated filers	☑	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 24, 2014, Carnival Corporation had outstanding 592,622,537 shares of Common Stock, $0.01 par value.	At March 24, 2014, Carnival plc had outstanding 215,713,772 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 592,622,537 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended February 28,
	2014	2013
Revenues
Cruise
Passenger tickets	$2,727	$2,740
Onboard and other	850	844
Tour and other	8	9

	3,585	3,593

Operating Costs and Expenses
Cruise
Commissions, transportation and other	620	617
Onboard and other	114	127
Fuel	523	559
Payroll and related	481	460
Food	245	243
Other ship operating	590	579
Tour and other	15	14

	2,588	2,599
Selling and administrative	521	460
Depreciation and amortization	404	389

	3,513	3,448

Operating Income	72	145

Nonoperating (Expense) Income
Interest income	2	2
Interest expense, net of capitalized interest	(72)	(83)
Losses on fuel derivatives, net	(16)	(28)
Other income, net	-	3

	(86)	(106)

(Loss) Income Before Income Taxes	(14)	39
Income Tax Expense, Net	(1)	(2)

Net (Loss) Income	$(15)	$37

(Loss) Earnings Per Share
Basic	$(0.02)	$0.05

Diluted	$(0.02)	$0.05

Dividends Declared Per Share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in millions)

	Three Months Ended February 28,
	2014	2013

Net (Loss) Income	$(15)	$37

Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	116	(208)
Other	(4)	16

Other Comprehensive Income (Loss)	112	(192)

Total Comprehensive Income (Loss)	$97	$(155)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	February 28, 2014	November 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$421	$462
Trade and other receivables, net	258	405
Insurance recoverables	269	381
Inventories	381	374
Prepaid expenses and other	316	315

Total current assets	1,645	1,937

Property and Equipment, Net	32,991	32,905
Goodwill	3,226	3,210
Other Intangibles	1,296	1,292
Other Assets	747	760

	$39,905	$40,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$406	$60
Current portion of long-term debt	1,212	1,408
Accounts payable	554	639
Claims reserve	352	456
Accrued liabilities and other	1,084	1,126
Customer deposits	3,080	3,031

Total current liabilities	6,688	6,720

Long-Term Debt	7,992	8,092
Other Long-Term Liabilities	755	736
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 652 shares at 2014 and 651 shares at 2013 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2014 and 2013 issued	358	358
Additional paid-in capital	8,333	8,325
Retained earnings	18,573	18,782
Accumulated other comprehensive income	273	161
Treasury stock, 59 shares at 2014 and 2013 of Carnival Corporation and 32 shares at 2014 and 2013 of Carnival plc, at cost	(3,074)	(3,077)

Total shareholders’ equity	24,470	24,556

	$39,905	$40,104

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended February 28,
	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(15)	$37
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	404	389
Losses on fuel derivatives, net	16	28
Share-based compensation	13	18
Other, net	5	19
Changes in operating assets and liabilities
Receivables	146	(134)
Inventories	(5)	5
Insurance recoverables, prepaid expenses and other	103	76
Accounts payable	(88)	23
Claims reserves and accrued and other liabilities	(125)	(23)
Customer deposits	23	(39)

Net cash provided by operating activities	477	399

INVESTING ACTIVITIES
Additions to property and equipment	(353)	(241)
Proceeds from sale of ships	-	70
Other, net	4	4

Net cash used in investing activities	(349)	(167)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	344	67
Principal repayments of long-term debt	(312)	(612)
Proceeds from issuance of long-term debt	-	1,000
Dividends paid	(194)	(582)
Purchases of treasury stock	-	(113)
Sales of treasury stock	-	35
Other, net	-	2

Net cash used in financing activities	(162)	(203)

Effect of exchange rate changes on cash and cash equivalents	(7)	(18)

Net (decrease) increase in cash and cash equivalents	(41)	11
Cash and cash equivalents at beginning of period	462	465

Cash and cash equivalents at end of period	$421	$476

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

The Consolidated Balance Sheet at February 28, 2014 and the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2013 joint Annual Report on Form 10-K (“Form 10-K”). Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain prior period amounts have been reclassified in the Consolidated Balance Sheets to conform to the current period presentation.

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $137 million and $139 million for the three months ended February 28, 2014 and 2013, respectively.

During the three months ended February 28, 2014 and 2013, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $248 million and $225 million, respectively, and are substantially all included in other ship operating expenses.

NOTE 2 – Unsecured Debt

At February 28, 2014, substantially all of our short-term borrowings consisted of euro-denominated commercial paper with an aggregate weighted average interest rate of 0.4%.

In December 2013, we entered into a five-year $150 million floating rate bank loan due five years after the draw date. We plan to draw under this loan by September 2014 and use the proceeds for general corporate purposes.

In January 2014, we repaid $200 million of a floating rate bank loan prior to its October 2014 maturity date.

In March 2014, we repaid $139 million of a floating rate euro-denominated bank loan prior to its September 2014 maturity date.

NOTE 3 – Contingencies

Litigation

As a result of the January 2012 Costa Concordia incident, litigation claims, enforcement actions, regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us. The existing assertions are ongoing and there are significant jurisdictional uncertainties. The ultimate outcome of these matters cannot be determined at this time. However, we do not expect these matters to have a significant impact on our results of operations because we have insurance coverage for these types of third-party claims.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At February 28, 2014, Carnival Corporation had estimated contingent obligations totaling $389 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that it would, as of February 28, 2014, be responsible for a termination payment of $30 million. In 2017, Carnival Corporation has the right to exercise options that would terminate these LILO transactions at no cost to it.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances, it would incur additional costs, although we estimate that they would not be material to our consolidated financial statements. For the two financial institution payment undertakers subject to this AA- credit rating threshold, one has a credit rating of AA and the other has a credit rating of AA-. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $34 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a significant impact on the fair values of our financial instruments at February 28, 2014 and November 30, 2013. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair values presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2014				November 30, 2013
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$233	$233	$-	$-	$349	$349	$-	$-
Long-term other assets (b)	114	1	56	52	110	1	58	50

Total	$347	$234	$56	$52	$459	$350	$58	$50

Liabilities
Fixed rate debt (c)	$5,508	$-	$5,901	$-	$5,574	$-	$5,941	$-
Floating rate debt (c)	4,102	-	4,086	-	3,986	-	3,997	-

Total	$9,610	$-	$9,987	$-	$9,560	$-	$9,938	$-

(a)	Cash and cash equivalents are comprised of cash on hand, and at November 30, 2013, also include time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At February 28, 2014 and November 30, 2013, substantially all of our long-term other assets were comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at February 28, 2014 and November 30, 2013 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At February 28, 2014 and November 30, 2013, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at February 28, 2014 and November 30, 2013, being higher and slightly lower, respectively, than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2014			November 30, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$188	$-	$-	$113	$-	$-
Restricted cash (b)	29	-	-	28	-	-
Marketable securities held in rabbi trusts (c)	112	10	-	113	10	-
Derivative financial instruments (d)	-	37	-	-	60	-
Long-term other assets (e)	-	-	20	-	-	17

Total	$329	$47	$20	$254	$70	$17

Liabilities
Derivative financial instruments (d)	$-	$31	$-	$-	$31	$-

Total	$-	$31	$-	$-	$31	$-

(a)	Cash equivalents are comprised of money market funds.
(b)	Restricted cash is primarily comprised of money market funds.
(c)	At February 28, 2014, marketable securities held in rabbi trusts were substantially comprised of Level 1 bonds and frequently-priced mutual funds invested in common stocks and Level 2 other investments. At November 30, 2013, marketable securities held in rabbi trusts were principally comprised of Level 1 frequently-priced mutual funds invested in common stocks and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.
(e)	Long-term other assets are comprised of an auction-rate security. The fair value was based on a broker quote in an inactive market, which is considered a Level 3 input. During the three months ended February 28, 2014, there were no purchases or sales pertaining to this auction-rate security and, accordingly, the change in its fair value was based solely on the strengthening of the underlying credit.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Other Intangibles

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia & Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2013	$1,898	$1,312	$3,210
Foreign currency translation adjustment	-	16	16

Balance at February 28, 2014	$1,898	$1,328	$3,226

At July 31, 2013, all of our cruise brands carried goodwill, except for Ibero Cruises (“Ibero”) and Seabourn. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired. At February 28, 2014, accumulated goodwill impairment charges were $153 million.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total

Balance at November 30, 2013	$927	$359	$1,286
Foreign currency translation adjustment	-	4	4

Balance at February 28, 2014	$927	$363	$1,290

As of July 31, 2013, we also performed our annual trademark impairment reviews for our cruise brands that have significant trademarks recorded, which are AIDA Cruises (“AIDA”), P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). No trademarks were considered to be impaired at that time.

At February 28, 2014 and November 30, 2013, our intangible assets subject to amortization are not significant to our consolidated financial statements.

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

There have not been any events or circumstances subsequent to July 31, 2013, which we believe would require us to perform an interim goodwill or trademark impairment test.

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

The estimated fair values of our derivative financial instruments and their location on the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	February 28, 2014	November 30, 2013
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Other assets – long-term	$1	$2
Foreign currency zero cost collars (b)	Prepaid expenses and other	6	-
	Other assets – long-term	-	8
Interest rate swaps (c)	Prepaid expenses and other	1	1
	Other assets – long-term	-	5

		8	16

Derivatives not designated as hedging instruments
Fuel (d)	Prepaid expenses and other	10	14
	Other assets – long-term	19	30

		29	44

Total derivative assets		$37	$60

Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$-	$4
Interest rate swaps (c)	Accrued liabilities and other	14	13
	Other long-term liabilities	15	13

		29	30

Derivatives not designated as hedging instruments
Fuel (d)	Other long-term liabilities	2	1

		2	1

Total derivative liabilities		$31	$31

(a)	At February 28, 2014 and November 30, 2013, we had foreign currency forwards totaling $103 million and $578 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At February 28, 2014, these outstanding foreign currency forwards mature through July 2017.
(b)	At February 28, 2014 and November 30, 2013, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)	We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At February 28, 2014 and November 30, 2013, these interest rate swap agreements effectively changed $900 million and $909 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate euro debt. These interest rate swaps settle through March 2025. In addition, at February 28, 2014 and November 30, 2013 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. These interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.
(d)	At February 28, 2014, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2013, we had fuel derivatives consisting of zero cost collars on Brent to cover a portion of our estimated fuel consumption through 2017.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	February 28, 2014
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts

Assets	$110	$(73)	$37	$(3)	$34
Liabilities	$104	$(73)	$31	$(3)	$28

	November 30, 2013
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts

Assets	$137	$(77)	$60	$(7)	$53
Liabilities	$108	$(77)	$31	$(7)	$24

The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended February 28,
	2014	2013

Net investment hedges	$2	$(3)
Foreign currency zero cost collars – cash flow hedges	$(3)	$13
Interest rate swaps – cash flow hedges	$(4)	$2

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At February 28, 2014 and November 30, 2013, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of February 28, 2014 and November 30, 2013 and for the three months ended February 28, 2014 and 2013 where such impacts were not significant.

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

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, principally sterling. As of February 28, 2014 and November 30, 2013, we have designated $2.2 billion of our foreign currency intercompany payables as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $194 million and $234 million of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI at February 28, 2014 and November 30, 2013, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three months ended February 28, 2014 and 2013, we recognized foreign currency nonderivative transaction (losses) gains of $(40) million and $89 million, respectively, in the cumulative translation adjustment component of AOCI.

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

In July 2012, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of P&O Cruises (UK) Britannia’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $306 million and a weighted-average floor rate of £0.77 to the euro, or $284 million. If the spot rate is between these two rates on the date of maturity, then we would not owe or receive any payments under these collars.

At February 28, 2014, substantially all of our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild construction payments for Regal Princess, the Seabourn newbuild, and a portion of Britannia, which represent a total commitment of $1.3 billion.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio as to whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At February 28, 2014, 62% and 38% (59% and 41% at November 30, 2013) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

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

At February 28, 2014, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities(a)	Transaction Dates	Barrels (in thousands)	Weighted- Average Floor Prices	Weighted- Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2014 (Q2-Q4)
	November 2011	1,584	$85	$114
	February 2012	1,584	$88	$125
	June 2012	1,782	$71	$116
	May 2013	1,296	$85	$108

		6,246			46%

Fiscal 2015
	November 2011	2,160	$80	$114
	February 2012	2,160	$80	$125
	June 2012	1,236	$74	$110
	April 2013	1,044	$80	$111
	May 2013	1,884	$80	$110

		8,484			46%

Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115

		8,724			47%

Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114

		7,104			38%

Fiscal 2018
	January 2014	2,700	$75	$110	15%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not material at February 28, 2014, is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

We also monitor the creditworthiness of travel agencies and tour operators in Europe and credit card providers to which we extend credit in the normal course of our business. Our credit exposure includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in most of Europe where we are obligated to extend credit in a like amount to these guests even if we do not receive payment from the travel agents and tour operators. Concentrations of credit risk associated with these receivables and contingent obligations are not considered to be material, primarily due to the large number of unrelated accounts within our customer base, the amount of these contingent obligations and their short maturities. We have experienced only minimal credit losses on our trade receivables and related contingent obligations. We do not normally require collateral or other security to support normal credit sales.

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

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa Cruises, Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours. During the three months ended February 28, 2013, our Tour and Other segment also included two ships that we chartered to an unaffiliated entity. In April 2013, we sold one of these two ships and, accordingly, subsequent to this 2013 sale our Tour and Other segment includes only one ship.

Selected information for our segments was as follows (in millions):

	Three months ended February 28,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2014
North America Cruise Brands	$2,119	$1,533	$297	$235	$54
EAA Cruise Brands	1,433	1,039	187	152	55
Cruise Support	25	1	35	9	(20)
Tour and Other	8	15	2	8	(17)

	$3,585	$2,588	$521	$404	$72

2013
North America Cruise Brands	$2,124	$1,530	$261	$228	$105
EAA Cruise Brands	1,434	1,052	164	146	72
Cruise Support	26	3	33	5	(15)
Tour and Other	9	14	2	10	(17)

	$3,593	$2,599	$460	$389	$145

NOTE 6 – (Loss) Earnings Per Share

Our basic and diluted (loss) earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 28,
	2014	2013

Net (loss) income for basic and diluted (loss) earnings per share	$(15)	$37

Weighted-average common and ordinary shares outstanding	776	776
Dilutive effect of equity plans	-	2

Diluted weighted-average shares outstanding	776	778

Basic and diluted (loss) earnings per share	$(0.02)	$0.05

Anti-dilutive equity awards excluded from diluted (loss) earnings per share computations	6	5

NOTE 7 – Subsequent Event

In March 2014, we sold Costa Voyager and will recognize a $37 million gain as a reduction of other ship operating expenses during the second quarter of 2014. In July 2013, we recognized a $73 million impairment charge related to this ship, and in November 2013 it was taken out of service.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate” and similar expressions of future intent or the negative of such terms.

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

•	the international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel;
•	negative publicity concerning the cruise industry in general or us in particular, including any adverse environmental impacts of cruising;
•	litigation, enforcement actions, fines or penalties;
•	economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;
•

changes in and compliance with laws and regulations relating to the protection of persons with disabilities, employment, environment, health, safety, security, tax and other regulations under which we operate;

•	our inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations;
•	increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages;
•	lack of continuing availability of attractive, convenient and safe port destinations on terms that are favorable or consistent with our expectations;
•

continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain and reductions in the availability of, and increases in the prices for, the services and products provided by these vendors;

•	disruptions and other damages to our information technology and other networks and operations, and breaches in data security;
•	failure to keep pace with developments in technology;
•	competition from and overcapacity in the cruise ship and land-based vacation industry;
•	loss of key personnel or our ability to recruit or retain qualified personnel;
•	union disputes and other employee relation issues;
•	disruptions in the global financial markets or other events may negatively affect the ability of our counterparties and others to perform their obligations to us;
•	the continued strength of our cruise brands and our ability to implement our brand strategies;
•	our international operations are subject to additional risks not generally applicable to our U.S. operations;
•	geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect;
•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
•	fluctuations in foreign currency exchange rates;
•

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

•	risks associated with the dual listed company arrangement and
•	uncertainties of a foreign legal system as Carnival Corporation and Carnival plc are not U.S. corporations.

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

Outlook

On March 25, 2014, we said that we expected our non-GAAP diluted earnings (loss) per share for the 2014 second quarter and full year would be in the ranges of $(0.02) to $0.02 and $1.50 to $1.70, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2014 second quarter and full year guidance was based on fuel prices of $649 per metric ton and $653 per metric ton, respectively. In addition, our guidance was based on 2014 second quarter and full year currency rates of $1.39 and $1.38 to the euro, $0.91 and $0.90 to the Australian dollar, respectively, and $1.67 to sterling. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

We believe it is more meaningful to evaluate our earnings performance by excluding, among other things, the impact of unrealized gains and losses on fuel derivatives from non-GAAP diluted earnings per share. Therefore, we do not include any future estimates of unrealized gains and losses on fuel derivatives in our non-GAAP earnings per share guidance. However, we do forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period.

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2013 Form 10-K.

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

Statistical Information

	Three Months Ended February 28,
	2014	2013

Available lower berth days (“ALBDs”) (in thousands) (a) (b)	18,286	17,979
Occupancy percentage (c)	102.9%	104.0%
Passengers carried (in thousands)	2,408	2,305
Fuel consumption in metric tons (in thousands)	800	827
Fuel consumption in metric tons per ALBD	0.044	0.046
Fuel cost per metric ton consumed	$654	$677
Currencies
U.S. dollar to €1	$1.37	$1.33
U.S. dollar to £1	$1.65	$1.58
U.S. dollar to Australian dollar	$0.89	$1.04

(a)	ALBD is a standard measure of passenger capacity for the period, which we use to perform rate and capacity variance analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.
(b)	For the three months ended February 28, 2014, we had a 1.7% capacity increase in ALBDs compared to the three months ended February 28, 2013 comprised of a 2.9% capacity increase in our North America brands, partially offset by a slight capacity decrease in our EAA brands. Our North America brands’ capacity increase was caused by the full quarter impact from one Princess 3,560-passenger capacity ship delivered in 2013. Our EAA brands’ capacity decrease was caused by more ship dry-dock days in 2014 compared to 2013 and the full quarter impact from the removal from service of Costa Voyager in 2013, partially offset by the full quarter impact from one AIDA 2,194-passenger capacity ship delivered in 2013.
(c)	In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 28, 2014 (“2014”) Compared to Three Months Ended February 28, 2013 (“2013”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 76% of our 2014 total revenues. Cruise passenger ticket revenues decreased slightly by $13 million and remained at $2.7 billion in both 2014 and 2013.

This decrease was caused by:

•	$71 million – decrease in cruise ticket pricing and
•	$29 million – 1.1 percentage point decrease in occupancy.

These decreases were partially offset by:

•	$47 million – 1.7% capacity increase in ALBDs;
•	$24 million – translation impact from a weaker U.S. dollar against the euro and sterling, net of a stronger U.S. dollar against the Australian dollar (“net currency impact”) and
•	$19 million – increase in air transportation revenues from guests who purchased their tickets from us.

The remaining 24% of 2014 total revenues were substantially all comprised of onboard and other cruise revenues, which increased slightly by $6 million to $850 million in 2014 from $844 million in 2013. This increase was caused by our 1.7% capacity increase in ALBDs, which accounted for $14 million, partially offset by a 1.1 percentage point decrease in occupancy, which accounted for $9 million. Onboard and other revenues included concession revenues of $241 million in 2014 and $249 million in 2013.

North America Brands

Cruise passenger ticket revenues made up 73% of our 2014 total revenues. Cruise passenger ticket revenues decreased slightly by $12 million and remained at $1.6 billion in both 2014 and 2013. This decrease was caused by a decrease in cruise ticket pricing, which accounted for $27 million, and a 1.8 percentage point decrease in occupancy, which accounted for $26 million, partially offset by our 2.9% capacity increase in ALBDs, which accounted for $46 million.

The remaining 27% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $7 million, or 1.2%, to $568 million in 2014 from $561 million in 2013. This increase was caused by our 2.9% capacity increase in ALBDs, which accounted for $16 million, offset by a 1.8 percentage point decrease in occupancy, which accounted for $9 million. Onboard and other revenues included concession revenues of $158 million in 2014 and $163 million in 2013.

EAA Brands

Cruise passenger ticket revenues made up 82% of our 2014 total revenues. Cruise passenger ticket revenues of $1.2 billion in 2014 were essentially flat compared to 2013. Cruise passenger ticket revenues decreased due to a decrease in cruise ticket pricing, which accounted for $44 million, offset by increases in net currency impact, which accounted for $24 million, and air transportation revenues from guests who purchased their tickets from us, which accounted for $20 million.

The remaining 18% of 2014 total revenues were comprised of $256 million of onboard and other cruise revenues in 2014, which were essentially flat compared to 2013. Onboard and other revenues included concession revenues of $83 million in 2014 and $86 million in 2013.

Costs and Expenses

Consolidated

Operating costs and expenses decreased slightly by $11 million and remained at $2.6 billion in both 2014 and 2013.

This decrease was caused by:

•	$27 million – lower fuel consumption per ALBD;
•	$18 million – lower fuel prices;
•	$11 million – 1.1 percentage point decrease in occupancy and
•	$16 million – various other operating expenses, net.

These decreases were partially offset by:

•	$44 million – 1.7% capacity increase in ALBDs and
•	$17 million – net currency impact.

Selling and administrative expenses increased $61 million, or 13%, to $521 million in 2014 from $460 million in 2013. The increase was principally due to higher advertising spend, which accounted for $41 million, and our 1.7% capacity increase in ALBDs, which accounted for $8 million.

Depreciation and amortization expenses increased $15 million, or 3.8%, to $404 million in 2014 from $389 million in 2013.

Our total costs and expenses as a percentage of revenues increased to 98% in 2014 from 96% in 2013.

North America Brands

Operating costs and expenses of $1.5 billion in 2014 were essentially flat compared to 2013.

There was an increase caused by:

•	$45 million – 2.9% capacity increase in ALBDs.

This increase was mainly offset by:

•	$16 million – lower fuel consumption per ALBD;
•	$12 million – lower fuel prices and
•	$11 million – nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions.

Selling and administrative expenses increased $36 million, or 14%, to $297 million in 2014 from $261 million in 2013. The increase was substantially due to higher advertising spend, which accounted for $27 million, and our 2.9% capacity increase in ALBDs, which accounted for $8 million.

Our total costs and expenses as a percentage of revenues increased to 97% in 2014 from 95% in 2013.

EAA Brands

Operating costs and expenses decreased by $13 million, or 1.2%, to $1.0 billion in 2014 from $1.1 billion in 2013.

This decrease was caused by:

•	$12 million – lower fuel consumption per ALBD;
•	$6 million – lower fuel prices and
•	$12 million – various other operating expenses, net.

These decreases were partially offset by:

•	$17 million – net currency impact.

Selling and administrative expenses increased $23 million, or 14%, to $187 million in 2014 from $164 million in 2013. The increase was driven by higher advertising spend, which accounted for $14 million.

Our total costs and expenses as a percentage of revenues increased to 96% in 2014 from 95% in 2013.

Operating Income

Our consolidated operating income decreased $73 million, or 50%, to $72 million in 2014 from $145 million in 2013. Our North America brands’ operating income decreased $51 million, or 49%, to $54 million in 2014 from $105 million in 2013, and our EAA brands’ operating income decreased $17 million, or 24%, to $55 million in 2014 from $72 million in 2013. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense decreased $11 million, or 13%, to $72 million in 2014 from $83 million in 2013. Net losses on fuel derivatives decreased $12 million, or 43%, to $16 million in 2014 from $28 million in 2013.

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

Net passenger ticket revenues reflect gross cruise revenues, net of (1) onboard and other revenues and (2) commissions, transportation and other costs. Net onboard and other revenues reflect gross cruise revenues, net of (1) passenger ticket revenues and (2) onboard and other cruise costs. Net passenger ticket revenue yields and net onboard and other revenue yields are computed by dividing net passenger ticket revenues and net onboard and other revenues by ALBDs.

Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. In addition, we exclude gains and losses on ship sales including impairments, net from our calculation of net cruise costs with and without fuel as they are not considered part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we also believe it is more meaningful for gains and losses on ship sales including impairments, net to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP earnings per share excluding these items. Accordingly, we have changed our previously reported net cruise costs per ALBD and net cruise costs excluding fuel per ALBD for the three months ended February 28, 2013 from $127.85 to $127.74 and $96.73 to $96.63, respectively, to exclude losses on ship sales, net. In addition, we have changed our previously reported non-GAAP net income for the three months ended February 28, 2013 from $65 million to $67 million to exclude losses on ship sales, net. We have made these changes in order to be consistent with our treatment of these types of charges.

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2014 period currency exchange rates have remained constant with the 2013 period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on the translation of our EAA brands. We believe that this is a useful measure since it facilitates a comparative view of the changes in our business in a fluctuating currency exchange rate environment.

Under U.S. GAAP, the realized and unrealized gains and losses on fuel derivatives not qualifying as fuel hedges are recognized currently in earnings. We believe that unrealized gains and losses on fuel derivatives are not an indication of our earnings performance since they relate to future periods and may not ultimately be realized in our future earnings. Therefore, we believe it is more meaningful for the unrealized gains and losses on fuel derivatives to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP earnings per share excluding these unrealized gains and losses. For the three months ended February 28, 2014, non-GAAP diluted weighted-average shares outstanding were 777 million, which include the dilutive effect of equity plans.

We have not included in our earnings guidance the impact of unrealized gains and losses on fuel derivatives because these unrealized amounts involve a significant amount of uncertainty, and we do not believe they are an indication of our future earnings performance. Accordingly, our earnings guidance is presented on a non-GAAP basis only. As a result, we did not present a reconciliation between forecasted non-GAAP diluted earnings per share guidance and forecasted U.S. GAAP diluted earnings per share guidance, since we do not believe that the reconciliation information would be meaningful.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended February 28,
	2014	2014 Constant Dollar	2013

Passenger ticket revenues	$2,727	$2,703	$2,740
Onboard and other revenues	850	848	844

Gross cruise revenues	3,577	3,551	3,584

Less cruise costs
Commissions, transportation and other	(620)	(611)	(617)
Onboard and other	(114)	(113)	(127)

	(734)	(724)	(744)

Net passenger ticket revenues	2,107	2,092	2,123
Net onboard and other revenues	736	735	717

Net cruise revenues	$2,843	$2,827	$2,840

ALBDs	18,286,305	18,286,305	17,979,235

Gross revenue yields	$195.61	$194.20	$199.34
% decrease vs. 2013	(1.9)%	(2.6)%
Net revenue yields	$155.48	$154.59	$157.95
% decrease vs. 2013	(1.6)%	(2.1)%
Net passenger ticket revenue yields	$115.18	$114.38	$118.07
% decrease vs. 2013	(2.5)%	(3.1)%
Net onboard and other revenue yields	$40.31	$40.21	$39.88
% increase vs. 2013	1.1%	0.8%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended February 28,
	2014	2014 Constant Dollar	2013

Cruise operating expenses	$2,573	$2,556	$2,585
Cruise selling and administrative expenses	519	516	458

Gross cruise costs	3,092	3,072	3,043

Less cruise costs included above
Commissions, transportation and other	(620)	(611)	(617)
Onboard and other	(114)	(113)	(127)
Losses on ship sales, net	-	-	(2)

Net cruise costs	2,358	2,348	2,297
Less fuel	(523)	(523)	(559)

Net cruise costs excluding fuel	$1,835	$1,825	$1,738

ALBDs	18,286,305	18,286,305	17,979,235

Gross cruise costs per ALBD	$169.11	$167.98	$169.24
% decrease vs. 2013	(0.1)%	(0.7)%
Net cruise costs per ALBD	$128.98	$128.37	$127.74
% increase vs. 2013	1.0%	0.5%
Net cruise costs excluding fuel per ALBD	$100.38	$99.77	$96.63
% increase vs. 2013	3.9%	3.3%

Non-GAAP diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended February 28,
	2014	2013
Net income - diluted
U.S. GAAP net (loss) income	$(15)	$37
Losses on ship sales, net	-	2
Unrealized losses on fuel derivatives, net	17	28

Non-GAAP net income	$2	$67

Weighted-average shares outstanding - diluted	776	778

Earnings per share - diluted
U.S. GAAP (loss) earnings per share	$(0.02)	$0.05
Losses on ship sales, net	-	-
Unrealized losses on fuel derivatives, net	0.02	0.03

Non-GAAP earnings per share	$0.00	$0.08

Net cruise revenues of $2.8 billion in 2014 were essentially flat compared to 2013. Our 1.7% capacity increase in ALBDs, which accounted for $49 million, and the increase due to the net currency impact, which accounted for $16 million, were mainly offset by a 2.1% decrease in constant dollar net revenue yields, which accounted for $61 million. The 2.1% decrease in net revenue yields on a constant dollar basis was caused by a 3.1% decrease in net passenger ticket revenue yields, partially offset by a slight increase in net onboard and other revenue yields. The 3.1% decrease in net passenger ticket revenue yields was comprised of a 3.5% and 2.5% net yield decrease from our North America and EAA brands, respectively. Although Costa’s net passenger ticket revenue yields increased resulting from the continuing brand recovery, they were more than offset by decreases at our other major European brands. Gross cruise revenues decreased slightly by $7 million and remained at $3.6 billion in both 2014 and 2013 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased $97 million, or 5.6%, to $1.8 billion in 2014 from $1.7 billion in 2013. The increase was caused by a 3.3% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $57 million, our 1.7% capacity increase in ALBDs, which accounted for $30 million, and the net currency impact, which accounted for $11 million. The 3.3% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by higher advertising spend, which accounted for $41 million, and various other operating expenses, net, which accounted for $16 million.

Fuel costs decreased $36 million, or 6.4%, to $523 million in 2014 from $559 million in 2013. This was caused by lower fuel consumption per ALBD, which accounted for $27 million, and lower fuel prices, which accounted for $18 million, partially offset by our 1.7% capacity increase in ALBDs, which accounted for $10 million.

Gross cruise costs increased $49 million, or 1.6%, to $3.1 billion in 2014 from $3.0 billion in 2013 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund all of our capital investments. Over time, we expect to have higher levels of free cash flow, which we intend to return to shareholders in the form of additional dividends and opportune share buybacks. We are also committed to maintaining our strong investment grade credit ratings. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.

Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, ship improvements, debt service requirements, working capital needs and other firm commitments over the next several years. We believe that our ability to generate significant operating cash flows and our strong balance sheet as evidenced by our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain debt financing, as needed. Our future operating cash flows and our ability to issue debt can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If our long-term senior unsecured credit ratings were to be downgraded, our access to, and cost of, debt financing may be negatively impacted.

At February 28, 2014, we had a working capital deficit of $5.0 billion. This deficit included $3.1 billion of current customer deposits, which represent the passenger revenues we collect within a year in advance of sailing dates and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our February 28, 2014 working capital deficit also included $1.6 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our February 28, 2014 working capital deficit balance, our non-GAAP adjusted working capital deficit was $345 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

At November 30, 2013, the U.S. dollar was $1.63 to sterling, $1.36 to the euro and $0.91 to the Australian dollar. Had these November 30, 2013 currency exchange rates been used to translate our February 28, 2014 non-U.S. dollar functional currency operations’ assets and liabilities instead of the February 28, 2014 U.S. dollar exchange rates of $1.67 to sterling, $1.37 to the euro and $0.90 to the Australian dollar, our total assets and liabilities would have been lower by $160 million and $55 million, respectively.

Sources and Uses of Cash

Our business provided $477 million of net cash from operations during the three months ended February 28, 2014, an increase of $78 million, or 20%, compared to $399 million for the same period in 2013. This increase was caused by less cash being used for our working capital needs, partially offset by less cash being provided from our operating results.

During the three months ended February 28, 2014, our expenditures for capital projects were $353 million, of which $93 million was spent on our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $187 million for ship improvements and replacements and $73 million for information technology, buildings and improvements and other assets.

During the three months ended February 28, 2014, we borrowed a net $344 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the three months ended February 28, 2014 we repaid $312 million of long-term debt, including a $200 million early repayment of a bank loan. Finally, during the three months ended February 28, 2014 we paid cash dividends of $194 million.

Future Commitments and Funding Sources

Our contractual cash obligations as of February 28, 2014 have changed compared to November 30, 2013 primarily as a result of our debt borrowings and repayments and ship progress payments as noted above under “Sources and Uses of Cash.”

The year-over-year percentage increases in our capacity for the second, third and fourth quarters of 2014 are expected to be 4.9%, 2.2% and 2.6%, respectively. The year-over-year percentage increases in our annual capacity for 2014, 2015 and 2016 are currently expected to be 2.8%, 4.0% and 3.9%, respectively. These percentage increases are expected to result primarily from contracted new ships entering service, net of Costa Voyager’s removal from service in November 2013 and Seabourn Pride, Seabourn Spirit and Seabourn Legend leaving the fleet by May 2015.

At February 28, 2014, we had liquidity of $6.6 billion. Our liquidity consisted of $188 million of cash and cash equivalents, which excludes $233 million of cash used for current operations, $2.6 billion available for borrowing under an undrawn bank loan and our revolving credit facilities, net of our commercial paper borrowings, and $3.8 billion under our committed future financings, substantially all of which are ship export credit facilities. Of this $3.8 billion, $1.4 billion, $1.0 billion and $1.4 billion are scheduled to be funded in 2014, 2015 and 2016, respectively. Substantially all of our revolving credit facilities are scheduled to mature in 2016, except for $300 million that matures in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in Note 5 – “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2013 Form 10-K. At February 28, 2014, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At February 28, 2014, 66% and 34% (69% and 31% at November 30, 2013) of our debt was U.S. dollar and euro-denominated, respectively, including the effect of foreign currency swaps.

During the three months ended February 28, 2014, we entered into zero cost collar fuel derivatives for 4.5 million barrels of Brent to cover a portion of our estimated fuel consumption for 2017 and 2018. See “Note 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these fuel derivatives. At February 28, 2014, the estimated fair value of our outstanding fuel derivative contracts was a net asset of $27 million.

For a further discussion of our hedging strategies and market risks, see “Note 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2013 Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2014, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The plaintiffs have filed a notice of appeal of the dismissal of the order in the case of Scimone v. Carnival Corp. The defendants have also filed a notice of appeal from the denial of its motion to dismiss the claims of the U.S. plaintiffs. Oral arguments on the appeal occurred on January 15, 2014, and we are awaiting a decision. A motion to dismiss the claims of the U.S. plaintiffs based on forum selection clauses in the Passage Ticket Contracts was heard on December 5, 2013. The court has asked for some additional briefing in the matter, which the defendants filed on March 7, 2014.

On January 9, 2013, an action was filed in the Circuit Court serving Miami-Dade County naming as defendants Carnival Corporation, Carnival plc, Costa Crociere S.p.A. and Costa Cruise Lines, Inc. (Gual v. Carnival Corp.). The matter was settled on February 5, 2014 and the parties are filing the motion to have the matter dismissed with the court.

Item 1A.	Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the 2013 Form 10-K, and there has been no material change to these risk factors since the 2013 Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the 2013 Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

In September 2007, our Boards of Directors authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). In January 2013, the Boards of Directors increased the remaining $165 million under the Repurchase Program back to $1 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the three months ended February 28, 2014, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. Since March 2013, the remaining availability under the Repurchase Program was $975 million.

In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At March 24, 2014, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 32.0 million shares of Carnival Corporation common stock.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at March 24, 2014. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 32.0 million shares remaining at March 24, 2014. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act.

During the three months ended February 28, 2014, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 5.	Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended, we are required to provide disclosures as set forth below.

On October 17, 2012, Costa Crociere S.p.A. (“Costa”), an Italian subsidiary of Carnival plc, entered into a general sales agent agreement with Boutimar Travel Co. Ltd (“Boutimar”), an Iranian corporation. The agreement with Boutimar, which was entered into contrary to our compliance policy, was terminated on January 27, 2014 immediately upon discovery. None of the guests who purchased Costa’s cruises through Boutimar were on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Office of Foreign Assets Control. Since the filing of our 2013 Form 10-K, the aggregate cruise ticket payments received by Costa from the Iranian guests were approximately $10,000, net of $2,000 of retained commissions. We do not expect any more cruise ticket payments from Iranian guests pursuant to this terminated contract.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Material contracts

10.1*	Employment Contract between Costa Crociere S.p.A and Michael Olaf Thamm effective June 30, 2012.				X

10.2*	Addendum to Employment Contract between Costa Crociere S.p.A. and Michael Olaf Thamm dated January 24, 2013.				X

10.3*	Form of Performance-Based Restricted Stock Unit Agreement for Special Executive Award for the Carnival Corporation 2011 Stock Plan.				X

10.4*	Form of Performance-Based Restricted Stock Unit Agreement for Special Executive Award for the Carnival plc 2005 Employee Share Plan.				X

10.5*	Separation Agreement between Carnival Corporation and Carnival plc and Howard S. Frank dated January 27, 2014.				X

10.6*	Consulting Agreement between Carnival Corporation and Carnival plc and Howard S. Frank dated January 27, 2014.				X

10.7*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for the CEO, COO and CFO.				X

10.8*	Carnival Corporation & plc Brand Management Incentive Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101	The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, as filed with the SEC on April 2, 2014 formatted in XBRL, are as follows:
	(i) the Consolidated Statements of Operations for the three months ended February 28, 2014 and 2013;				X

	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28, 2014 and 2013;				X

	(iii) the Consolidated Balance Sheets at February 28, 2014 and November 30, 2013;				X

	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013 and				X

	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	Indicates a management contract or compensation plan or arrangement.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Arnold W. Donald	By: /s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

Date: April 2, 2014	Date: April 2, 2014