Form 10-Q
period 2014-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2014-07-02
CIK 815097, 1125259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Large accelerated filers	☑	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 24, 2014, Carnival Corporation had outstanding 592,648,895 shares of Common Stock, $0.01 par value.	At June 24, 2014, Carnival plc had outstanding 215,725,772 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 592,648,895 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Revenues
Cruise
Passenger tickets	$2,698	$2,613	$5,425	$5,353
Onboard and other	905	839	1,755	1,683
Tour and other	30	27	38	36

	3,633	3,479	7,218	7,072

Operating Costs and Expenses
Cruise
Commissions, transportation and other	520	506	1,141	1,123
Onboard and other	115	115	228	242
Fuel	527	555	1,050	1,115
Payroll and related	485	454	965	914
Food	251	238	496	481
Other ship operating	635	603	1,226	1,182
Tour and other	32	16	46	30

	2,565	2,487	5,152	5,087
Selling and administrative	504	449	1,025	908
Depreciation and amortization	409	391	814	780

	3,478	3,327	6,991	6,775

Operating Income	155	152	227	297

Nonoperating (Expense) Income
Interest income	2	3	4	5
Interest expense, net of capitalized interest	(72)	(78)	(143)	(161)
Gains (losses) on fuel derivatives, net	11	(31)	(6)	(59)
Other income (expense), net	11	(5)	11	(2)

	(48)	(111)	(134)	(217)

Income Before Income Taxes	107	41	93	80
Income Tax Expense, Net	(1)	—	(2)	(2)

Net Income	$106	$41	$91	$78

Earnings Per Share
Basic	$0.14	$0.05	$0.12	$0.10

Diluted	$0.14	$0.05	$0.12	$0.10

Dividends Declared Per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Net Income	$106	$41	$91	$78

Items Included in Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(17)	(72)	100	(280)
Other	(13)	(2)	(18)	14

Other Comprehensive (Loss) Income	(30)	(74)	82	(266)

Total Comprehensive Income (Loss)	$76	$(33)	$173	$(188)

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	May 31, 2014	November 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$343	$462
Trade and other receivables, net	288	405
Insurance recoverables	299	381
Inventories	383	374
Prepaid expenses and other	312	315

Total current assets	1,625	1,937

Property and Equipment, Net	33,515	32,905
Goodwill	3,226	3,210
Other Intangibles	1,298	1,292
Other Assets	862	760

	$40,526	$40,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$508	$60
Current portion of long-term debt	1,048	1,408
Accounts payable	627	639
Claims reserve	384	456
Accrued liabilities and other	1,136	1,126
Customer deposits	3,698	3,031

Total current liabilities	7,401	6,720

Long-Term Debt	7,880	8,092
Other Long-Term Liabilities	880	736
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 652 shares at 2014 and 651 shares at 2013 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2014 and 2013 issued	358	358
Additional paid-in capital	8,345	8,325
Retained earnings	18,485	18,782
Accumulated other comprehensive income	243	161
Treasury stock, 59 shares at 2014 and 2013 of Carnival Corporation and 32 shares at 2014 and 2013 of Carnival plc, at cost	(3,073)	(3,077)

Total shareholders’ equity	24,365	24,556

	$40,526	$40,104

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended May 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$91	$78
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	814	780
(Gains) on ship sales and ship impairment, net	(15)	(13)
Losses on fuel derivatives, net	6	59
Share-based compensation	26	24
Other, net	9	28
Changes in operating assets and liabilities
Receivables	105	(139)
Inventories	(8)	5
Insurance recoverables, prepaid expenses and other	201	209
Accounts payable	(13)	82
Claims reserves and accrued and other liabilities	(219)	(139)
Customer deposits	676	582

Net cash provided by operating activities	1,673	1,556

INVESTING ACTIVITIES
Additions to property and equipment	(1,329)	(1,447)
Proceeds from sale of ships	42	70
Other, net	19	4

Net cash used in investing activities	(1,268)	(1,373)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	448	(41)
Principal repayments of long-term debt	(1,401)	(830)
Proceeds from issuance of long-term debt	829	1,837
Dividends paid	(388)	(777)
Purchases of treasury stock	-	(138)
Sales of treasury stock	-	35
Other, net	(7)	(2)

Net cash (used in) provided by financing activities	(519)	84

Effect of exchange rate changes on cash and cash equivalents	(5)	(21)

Net (decrease) increase in cash and cash equivalents	(119)	246
Cash and cash equivalents at beginning of period	462	465

Cash and cash equivalents at end of period	$343	$711

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

The Consolidated Balance Sheet at May 31, 2014, the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2014 and 2013 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2014 and 2013 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2013 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2014. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain prior period amounts have been reclassified in the Consolidated Balance Sheets to conform to the current period presentation.

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $125 million and $116 million and $262 million and $255 million for the three and six months ended May 31, 2014 and 2013, respectively.

During the three and six months ended May 31, 2014 and 2013, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $266 million and $239 million and $514 million and $464 million, respectively, and are substantially all included in other ship operating expenses.

NOTE 2 – Unsecured Debt

At May 31, 2014, substantially all of our short-term borrowings consisted of euro- and U.S. dollar-denominated commercial paper of $338 million and $136 million, respectively, with an aggregate weighted-average interest rate of 0.5%.

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

In April 2014, we repaid $109 million of an export credit facility prior to its April 2023 maturity date.

In May 2014, we repaid $300 million of an export credit facility prior to its May 2024 maturity date.

In May 2014, we borrowed $554 million under an export credit facility, the proceeds of which were used to pay for a portion of Regal Princess’ purchase price. This floating rate facility is due in semi-annual installments through May 2026.

In May 2014, we borrowed $275 million under a euro-denominated floating rate revolving bank loan facility, the proceeds of which were used for general corporate purposes. This facility has a perpetual term, although we can terminate it at any time and the bank can terminate the facility at any time upon nine months notice.

In June 2014, Carnival Corporation, Carnival plc and certain of Carnival plc’s subsidiaries amended and replaced their existing five-year multi-currency revolving credit facility of $2.5 billion (comprised of $1.6 billion, €450 million and £150 million) with a new five-year multi-currency revolving credit facility of $2.6 billion (comprised of $1.7 billion, €500 million and £150 million) (the “Facility”), which expires in June 2019. We have options to extend this Facility through June 2021 subject to the approval of each bank in the Facility. The Facility currently bears interest at LIBOR/EURIBOR plus a margin of 40 basis points (“bps”). The margin varies based on changes to Carnival Corporation’s and Carnival plc’s long-term senior unsecured credit ratings. We are required to pay a commitment fee of 35% of the margin per annum on any undrawn portion. We will also incur an additional utilization fee of 10 bps, 20 bps or 40 bps if equal to or less than one-third, more than one-third or more than two-thirds of the Facility, respectively, is drawn on the total amount outstanding.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At May 31, 2014, Carnival Corporation had estimated contingent obligations totaling $391 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.

In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that it would, as of May 31, 2014, be responsible for a termination payment of $31 million. In 2017, Carnival Corporation has the right to exercise options that would terminate these LILO transactions at no cost to it.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances, it would incur additional costs, although we estimate that they would not be material to our consolidated financial statements. For the two financial institution payment undertakers subject to this AA- credit rating threshold, one has a credit rating of AA and the other has a credit rating of AA-. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $35 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

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

The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments. Creditworthiness did not have a significant impact on the fair values of our financial instruments at May 31, 2014 and November 30, 2013. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated carrying and fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2014				November 30, 2013
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$268	$268	$-	$-	$349	$349	$-	$-
Long-term other assets (b)	113	1	52	58	110	1	58	50

Total	$381	$269	$52	$58	$459	$350	$58	$50

Liabilities
Fixed rate debt (c)	$5,224	$-	$5,622	$-	$5,574	$-	$5,941	$-
Floating rate debt (c)	4,212	-	4,170	-	3,986	-	3,997	-

Total	$9,436	$-	$9,792	$-	$9,560	$-	$9,938	$-

(a)	Cash and cash equivalents are comprised of cash on hand, and at November 30, 2013, also include time deposits and, due to their short maturities, the carrying values approximate their fair values.
(b)	At May 31, 2014 and November 30, 2013, long-term other assets were substantially all comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.
(c)	The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at May 31, 2014 and November 30, 2013 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At May 31, 2014 and November 30, 2013, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at May 31, 2014 and November 30, 2013, being higher and slightly lower, respectively, than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2014			November 30, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$75	$-	$-	$113	$-	$-
Restricted cash (b)	29	-	-	28	-	-
Marketable securities held in rabbi trusts (c)	111	11	-	113	10	-
Derivative financial instruments (d)	-	44	-	-	60	-
Long-term other assets (e)	-	-	20	-	-	17

Total	$215	$55	$20	$254	$70	$17

Liabilities
Derivative financial instruments (d)	$-	$38	$-	$-	$31	$-

Total	$-	$38	$-	$-	$31	$-

(a)	Cash equivalents are comprised of money market funds.
(b)	Restricted cash is primarily comprised of money market funds.
(c)	At May 31, 2014, marketable securities held in rabbi trusts were comprised of Level 1 bonds and frequently-priced mutual funds invested in common stocks and Level 2 other investments. At November 30, 2013, marketable securities held in rabbi trusts were principally comprised of Level 1 frequently-priced mutual funds invested in common stocks and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.
(e)	Long-term other assets are comprised of an auction-rate security. The fair value was based on a broker quote in an inactive market, which is considered a Level 3 input. During the six months ended May 31, 2014, there were no purchases or sales pertaining to this auction-rate security and, accordingly, the change in its fair value was based solely on the strengthening of the underlying credit.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Impairment and Sale of Ships

Due to the expected absorption of Ibero Cruises’ (“Ibero”) operations into Costa Cruises (“Costa”) in late 2014 and certain Ibero ship-specific facts and circumstances, such as their size, age, condition, viable alternative itineraries and historical operating cash flows, we performed undiscounted future cash flow analyses of Ibero’s two ships, Grand Celebration and Grand Holiday, as of May 31, 2014 to determine if these ships were impaired. The principal assumptions used in our undiscounted cash flow analyses consisted of an estimated sales price for Grand Holiday, forecasted future operating results, including net revenue yields and net cruise costs including fuel prices, and estimated residual values, which are all considered level three inputs, and the transfer of Grand Celebration into Costa in late 2014. Based on its undiscounted cash flow analyses, we determined that the net carrying value for Grand Celebration exceeded its estimated undiscounted future cash flows. Accordingly, we then estimated the May 31, 2014 fair value of this ship based on its discounted future cash flows and compared this estimated fair value to its net carrying value. As a result, we recognized a $22 million ship impairment charge in other ship operating expenses during the three months ended May 31, 2014.

In March 2014, we sold Costa Voyager and recognized a $37 million gain as a reduction in other ship operating expenses during the three months ended May 31, 2014. In July 2013, we recognized a $73 million impairment charge related to this ship, and in November 2013 it was taken out of service.

Valuation of Goodwill and Other Intangibles

The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia & Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2013	$1,898	$1,312	$3,210
Foreign currency translation adjustment	-	16	16

Balance at May 31, 2014	$1,898	$1,328	$3,226

At July 31, 2013, all of our cruise brands carried goodwill, except for Ibero and Seabourn. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired. At May 31, 2014, accumulated goodwill impairment charges were $153 million, which were all related to Ibero.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2013	$927	$359	$1,286
Foreign currency translation adjustment	-	6	6

Balance at May 31, 2014	$927	$365	$1,292

As of July 31, 2013, we also performed our annual trademark impairment reviews for our cruise brands that have significant trademarks recorded, which are AIDA Cruises (“AIDA”), P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). No trademarks were considered to be impaired at that time.

At May 31, 2014 and November 30, 2013, our intangible assets subject to amortization are not significant to our consolidated financial statements.

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

The estimated fair values of our derivative financial instruments and their location on the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	May 31, 2014	November 30, 2013
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Other assets – long-term	$1	$2
Foreign currency zero cost collars (b)	Prepaid expenses and other	3	-
	Other assets – long-term	-	8
Interest rate swaps (c)	Prepaid expenses and other	2	1
	Other assets – long-term	1	5

		7	16

Derivatives not designated as hedging instruments
Fuel (d)	Prepaid expenses and other	9	14
	Other assets – long-term	28	30

		37	44

Total derivative assets		$44	$60

Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$-	$4
Interest rate swaps (c)	Accrued liabilities and other	14	13
	Other long-term liabilities	24	13

		38	30

Derivatives not designated as hedging instruments
Fuel (d)	Other long-term liabilities	-	1

		-	1

Total derivative liabilities		$38	$31

(a)	At May 31, 2014 and November 30, 2013, we had foreign currency forwards totaling $102 million and $578 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2014, these foreign currency forwards settle through July 2017.
(b)	At May 31, 2014 and November 30, 2013, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)

We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At May 31, 2014 and November 30, 2013, these interest rate swap agreements effectively changed $864 million and $909 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate euro debt. These interest rate swaps settle through March 2025. In addition, at May 31, 2014 and November 30, 2013 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. These interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.
(d)	At May 31, 2014, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2013, we had fuel derivatives consisting of zero cost collars on Brent to cover a portion of our estimated fuel consumption through 2017.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	May 31, 2014
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$91	$(47)	$44	$(2)	$42
Liabilities	$85	$(47)	$38	$(2)	$36
	November 30, 2013
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$137	$(77)	$60	$(7)	$53
Liabilities	$108	$(77)	$31	$(7)	$24

The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive (loss) income were as follows (in millions):

	Three Months Ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Net investment hedges	$(1)	$1	$-	$(2)
Foreign currency zero cost collars – cash flow hedges	$(3)	$(6)	$(6)	$7
Interest rate swaps – cash flow hedges	$(10)	$1	$(14)	$3

There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At May 31, 2014 and November 30, 2013, no collateral was required to be posted to or received from our fuel derivative counterparties.

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of May 31, 2014 and November 30, 2013 and for the three and six months ended May 31, 2014 and 2013 where such impacts were not significant.

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

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, principally sterling. As of May 31, 2014 and November 30, 2013, we have designated $2.4 billion and $2.2 billion, respectively, of our foreign currency intercompany payables as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $195 million and $234 million of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI at May 31, 2014 and November 30, 2013, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and six months ended May 31, 2014 and 2013, we recognized foreign currency nonderivative transaction gains (losses) of $1 million ($18 million in 2013) and $(39) million ($107 million in 2013), respectively, in the cumulative translation adjustment component of AOCI.

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

In July 2012, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of P&O Cruises (UK) Britannia’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $307 million, and a weighted-average floor rate of £0.77 to the euro, or $284 million. If the spot rate is between these two rates on the date of maturity, then we would not owe or receive any payments under these collars.

On June 23, 2014, we entered into foreign currency zero cost collars that are also designated as cash flow hedges for the remaining portion of Britannia’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.81 to the euro, or $305 million, and a weighted-average floor rate of £0.79 to the euro, or $298 million. If the spot rate is between these two rates on the date of maturity, then we would not owe or receive any payments under these collars.

At June 24, 2014, substantially all of our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild construction payments for the Seabourn newbuild, which represents a total commitment of $301 million.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio as to whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At May 31, 2014 and November 30, 2013, 59% and 41% of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Fuel Price Risks

Our exposure to market risk for changes in fuel prices substantially all relates to the consumption of fuel on our ships. We use our fuel derivatives program to mitigate a portion of our economic risk attributable to potential fuel price increases. We designed our fuel derivatives program to maximize operational flexibility by utilizing derivative markets with significant trading liquidity and our program currently consists of zero cost collars on Brent.

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

At May 31, 2014, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted- Average Floor Prices	Weighted- Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2014 (Q3-Q4)
	November 2011	1,056	$85	$114
	February 2012	1,056	$88	$125
	June 2012	1,188	$71	$116
	May 2013	864	$85	$108

		4,164			44%

Fiscal 2015
	November 2011	2,160	$80	$114
	February 2012	2,160	$80	$125
	June 2012	1,236	$74	$110
	April 2013	1,044	$80	$111
	May 2013	1,884	$80	$110

		8,484			45%

Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115

		8,724			45%

Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114

		7,104			37%

Fiscal 2018
	January 2014	2,700	$75	$110	14%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not material at May 31, 2014, is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.

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

Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa, Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours. Our Tour and Other segment also included two ships that we chartered to an unaffiliated entity. In April 2013, we sold one of these two ships and recognized a $15 million gain as a reduction of Tour and Other operating expenses for the three months ended May 31, 2013. Accordingly, subsequent to this 2013 sale our Tour and Other segment includes only one ship.

Selected information for our segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2014
North America Cruise Brands (a)	$2,166	$1,574	$280	$239	$73
EAA Cruise Brands	1,438	973	178	157	130
Cruise Support	12	(1)	44	5	(36)
Tour and Other (a)	30	32	2	8	(12)
Intersegment elimination (a)	(13)	(13)	-	-	-

	$3,633	$2,565	$504	$409	$155

2013
North America Cruise Brands (a)	$2,113	$1,487	$254	$228	$144
EAA Cruise Brands	1,327	962	167	147	51
Cruise Support	23	33	26	6	(42)
Tour and Other (a)	27	16	2	10	(1)
Intersegment elimination (a)	(11)	(11)	-	-	-

	$3,479	$2,487	$449	$391	$152

	Six Months Ended May 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2014
North America Cruise Brands (a)	$4,286	$3,107	$577	$474	$128
EAA Cruise Brands	2,870	2,012	365	309	184
Cruise Support	37	-	79	14	(56)
Tour and Other (a)	38	46	4	17	(29)
Intersegment elimination (a)	(13)	(13)	-	-	-

	$7,218	$5,152	$1,025	$814	$227

2013
North America Cruise Brands (a)	$4,237	$3,018	$514	$456	$249
EAA Cruise Brands	2,760	2,014	331	293	122
Cruise Support	50	36	59	12	(57)
Tour and Other (a)	36	30	4	19	(17)
Intersegment elimination (a)	(11)	(11)	-	-	-

	$7,072	$5,087	$908	$780	$297

(a)	A portion of the North America cruise brands’ segment revenues includes revenues for the tour portion of a cruise when a land tour package is sold along with a cruise by Holland America Line and Princess. These intersegment tour revenues, which are included in our Tour and Other segment, are eliminated directly against the North America cruise brands’ segment revenues and operating expenses in the line “Intersegment elimination.”

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013

Net income for basic and diluted earnings per share	$106	$41	$91	$78

Weighted-average common and ordinary shares outstanding	776	775	776	775
Dilutive effect of equity plans	2	2	2	2

Diluted weighted-average shares outstanding	778	777	778	777

Basic and diluted earnings per share	$0.14	$0.05	$0.12	$0.10

Anti-dilutive equity awards excluded from diluted earnings per share computations	3	6	3	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate” and similar expressions of future intent or the negative of such terms.

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

Outlook

On June 24, 2014, we said that we expected our non-GAAP diluted earnings per share for the 2014 third quarter and full year to be in the ranges of $1.38 to $1.44 and $1.60 to $1.75, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2014 third quarter and full year guidance was based on fuel prices of $673 per metric ton and $665 per metric ton, respectively. In addition, our guidance was based on 2014 third quarter and full year currency rates of $1.36 and $1.37 to the euro, $1.70 and $1.68 to sterling, and $0.94 and $0.92 to the Australian dollar, respectively. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

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

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above including, but not limited to, general economic and business conditions, increases in fuel prices, incidents, spread of contagious diseases, adverse weather conditions, geo-political events, negative publicity and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statements together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2013 Form 10-K.

Due to the expected absorption of the Ibero operations into Costa in late 2014, Ibero’s Grand Celebration will be transferred to Costa and renamed Costa Celebration. Ibero’s other ship, Grand Holiday, is currently operating and being marketed for sale. At May 31, 2014, Grand Holiday’s estimated undiscounted future cash flows exceeded its net carrying value and, therefore, no ship impairment charge was required. However, if Grand Holiday is sold for less than its carrying value a ship impairment charge will be incurred.

For a further discussion of our May 31, 2014 ship impairment reviews, see “Note 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements.

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

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Available lower berth days (“ALBDs”) (in thousands) (a) (b)	18,872	17,993	37,158	35,972
Occupancy percentage (c)	102.2%	103.3%	102.6%	103.7%
Passengers carried (in thousands)	2,551	2,364	4,960	4,669
Fuel consumption in metric tons (in thousands)	802	814	1,603	1,640
Fuel consumption in metric tons per ALBD	0.043	0.045	0.043	0.046
Fuel cost per metric ton consumed	$657	$683	$655	$680
Currencies
U.S. dollar to €1	$1.38	$1.30	$1.37	$1.31
U.S. dollar to £1	$1.67	$1.52	$1.66	$1.55
U.S. dollar to Australian dollar	$0.92	$1.02	$0.91	$1.03

(a)	ALBD is a standard measure of passenger capacity for the period, which we use to perform rate and capacity variance analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

(b)	For the three months ended May 31, 2014 compared to the three months ended May 31, 2013, we had a 4.9% capacity increase in ALBDs comprised of an 8.1% capacity increase in our North America brands, while our EAA brands’ capacity was flat.

Our North America brands’ capacity increase was caused by:

•	the full quarter impact from one Princess 3,560-passenger capacity ship delivered in 2013 and
•	less dry-dock days in 2014 compared to 2013.

For the six months ended May 31, 2014 compared to the six months ended May 31, 2013, we had a 3.3% capacity increase in ALBDs comprised of a 5.5% capacity increase in our North America brands, partially offset by a nominal capacity decrease in our EAA brands.

Our North America brands’ capacity increase was caused by:

•	the full period impact from one Princess 3,560-passenger capacity ship delivered in 2013 and
•	less dry-dock days in 2014 compared to 2013.

(c)	In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2014 (“2014”) Compared to Three Months Ended May 31, 2013 (“2013”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2014 total revenues. Cruise passenger ticket revenues increased by $85 million, or 3.3%, to $2.7 billion in 2014 from $2.6 billion in 2013.

This increase was caused by:

•	$128 million – 4.9% capacity increase in ALBDs and
•	$69 million – translation impact from a weaker U.S. dollar against the euro and sterling, net of a stronger U.S. dollar against the Australian dollar (“net currency impact”).

These increases were partially offset by:

•	$84 million – decrease in cruise ticket pricing and
•	$28 million – 1.1 percentage point decrease in occupancy.

The remaining 26% of 2014 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $66 million, or 7.9%, to $905 million in 2014 from $839 million in 2013.

This increase was substantially due to:

•	$41 million – 4.9% capacity increase in ALBDs;
•	$13 million – net currency impact and
•	$10 million – higher onboard spending by our guests.

These increases were partially offset by:

•	$9 million – 1.1 percentage point decrease in occupancy.

Onboard and other revenues included concession revenues of $258 million in 2014 and $257 million in 2013.

North America Brands

Cruise passenger ticket revenues made up 71% of our 2014 total revenues. Cruise passenger ticket revenues decreased slightly by $17 million, and remained at $1.5 billion in both 2014 and 2013. The majority of this decrease was due to a decrease in cruise ticket pricing, which accounted for $90 million, and a 3.1 percentage point decrease in occupancy, which accounted for $45 million, partially offset by our 8.1% capacity increase in ALBDs, which accounted for $126 million. Our cruise ticket pricing decrease was driven by the promotional pricing environment for the Caribbean resulting from the large increase in industry capacity.

The remaining 29% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $68 million, or 12%, to $621 million in 2014 from $553 million in 2013.

This increase was caused by:

•	$45 million – 8.1% capacity increase in ALBD;
•	$15 million – higher onboard spending by our guests and
•	$11 million – higher other third-party revenues.

These increases were partially offset by:

•	$16 million – 3.1 percentage point decrease in occupancy.

Onboard and other revenues included concession revenues of $171 million in 2014 and $167 million in 2013.

EAA Brands

Cruise passenger ticket revenues made up 81% of our 2014 total revenues. Cruise passenger ticket revenues increased by $103 million, or 9.6%, to $1.2 billion in 2014 from $1.1 billion in 2013. This increase was substantially due to an increase in net currency impact, which accounted for $69 million, a 1.8 percentage point increase in occupancy, which accounted for $19 million, and an increase in air transportation revenues from guests who purchased their tickets from us, which accounted for $13 million.

The remaining 19% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $8 million, or 3.2%, to $269 million in 2014 from $261 million in 2013. This increase was caused by an increase in net currency impact, which accounted for $13 million. Onboard and other revenues included concession revenues of $88 million in 2014 and $89 million in 2013.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $78 million, or 3.1%, to $2.6 billion in 2014 from $2.5 billion in 2013.

This increase was caused by:

•	$121 million – 4.9% capacity increase in ALBDs;
•	$45 million – net currency impact;
•	$24 million – higher dry-dock and other ship repair and maintenance expenses;
•	$22 million – impairment charge related to Grand Celebration and
•	$15 million – nonrecurrence in 2014 of a gain in our Tour and Other segment from the 2013 sale of a former Holland America Line ship, which was on charter to an unaffiliated entity.

These increases were partially offset by:

•	$37 million – gain from the sale of Costa Voyager;
•	$36 million – nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions;
•	$35 million – lower fuel consumption per ALBD;
•	$21 million – decreases in commissions, transportation and other related expenses driven by lower cruise ticket pricing and
•	$20 million – lower fuel prices.

Selling and administrative expenses increased by $55 million, or 12%, to $504 million in 2014 from $449 million in 2013. The increase was principally due to our 4.9% capacity increase in ALBDs, which accounted for $22 million, an increase in net currency impact, which accounted for $10 million, and higher advertising spend, which accounted for $9 million.

Depreciation and amortization expenses increased by $18 million, or 4.6%, to $409 million in 2014 from $391 million in 2013.

Our total costs and expenses as a percentage of revenues of 95.7% in 2014 were essentially flat compared to 2013.

North America Brands

Operating costs and expenses increased by $85 million, or 5.8%, to $1.6 billion in 2014 from $1.5 billion in 2013.

This increase was caused by:

•	$120 million – 8.1% capacity increase in ALBDs;
•	$39 million – nonrecurrence in 2014 of an intersegment transaction, which was fully offset in our Cruise Support segment;
•	$26 million – higher dry-dock and other ship repair and maintenance expenses and

•	$17 million – various other operating expenses, net.

These increases were partially offset by:

•	$36 million – nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions;
•

$31 million – decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$18 million – lower fuel consumption per ALBD;
•	$17 million – lower fuel prices and
•	$15 million – 3.1 percentage point decrease in occupancy.

Selling and administrative expenses increased by $26 million, or 10%, to $280 million in 2014 from $254 million in 2013. The increase was caused by our 8.1% capacity increase in ALBDs, which accounted for $21 million, and higher advertising spend, which accounted for $16 million.

Our total costs and expenses as a percentage of revenues increased to 96.6% in 2014 from 93.1% in 2013.

EAA Brands

Operating costs and expenses increased slightly by $11 million and remained at $1.0 billion in both 2014 and 2013.

This increase was caused by:

•	$45 million – net currency impact;
•	$22 million – impairment charge related to Grand Celebration and
•	$11 million – increases in air transportation costs related to guests who purchased their tickets from us.

These increases were partially offset by:

•	$37 million – gain from the sale of Costa Voyager;
•	$18 million – lower fuel consumption per ALBD and
•	$12 million – various other operating expenses, net.

Our total costs and expenses as a percentage of revenues decreased to 91.0% in 2014 from 96.2% in 2013.

Operating Income

Our consolidated operating income increased by $3 million, or 2.0%, to $155 million in 2014 from $152 million in 2013. Our North America brands’ operating income decreased by $71 million, or 49%, to $73 million in 2014 from $144 million in 2013, and our EAA brands’ operating income increased by $79 million, or 155%, to $130 million in 2014 from $51 million in 2013. These changes were primarily due to the reasons discussed above.

Nonoperating Income

Net gains on fuel derivatives were $11 million in 2014 compared to net losses of $31 million in 2013.

Key Performance Non-GAAP Financial Indicators

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segments’ financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business and gains and losses on ship sales and ship impairments, net that are not part of our core operating business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. generally accepted accounting principles (“U.S. GAAP”) consolidated financial statements.

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

Net passenger ticket revenues reflect gross passenger ticket revenues, net of commissions, transportation and other costs. Net onboard and other revenues reflect gross onboard and other revenues, net of onboard and other cruise costs. Net passenger ticket revenue yields and net onboard and other revenue yields are computed by dividing net passenger ticket revenues and net onboard and other revenues by ALBDs.

Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segments’ costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. In addition, we exclude gains and losses on ship sales and ship impairments, net from our calculation of net cruise costs with and without fuel as they are not considered part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we also believe it is more meaningful for gains and losses on ship sales and ship impairments, net to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP earnings per share excluding these items. Accordingly, we changed our previously reported net cruise costs per ALBD and net cruise costs excluding fuel per ALBD for the six months ended May 31, 2013 from $127.76 to $127.71 and from $96.77 to $96.72, respectively. Additionally, we also changed our previously reported non-GAAP net income for the three and six months ended May 31, 2013 from $72 million to $57 million and from $137 million to $124 million, respectively. Furthermore, we changed our previously reported non-GAAP earnings per share for the three and six months ended May 31, 2013 from $0.09 to $0.07 and from $0.18 to $0.16, respectively. These changes were made to exclude gains and losses on ship sales, net to be consistent with our treatment of these types of charges.

In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2014 periods currency exchange rates have remained constant with the 2013 periods rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on the translation of our EAA brands. We believe that this is a useful measure since it facilitates a comparative view of the changes in our business in a fluctuating currency exchange rate environment.

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

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The presentation of our non-GAAP financial information is not intended to be considered in isolation from, as substitute for, or superior to the financial information prepared in accordance with U.S. GAAP. There are no specific rules for determining our non-GAAP current and constant dollar financial measures and, accordingly, they are susceptible to varying calculations, and it is possible that they may not be exactly comparable to the like-kind information presented by other companies, which is a potential risk associated with using these measures to compare us to other companies.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended May 31,
	2014	2014 Constant Dollar	2013
Passenger ticket revenues	$2,698	$2,630	$2,613
Onboard and other revenues	905	891	839

Gross cruise revenues	3,603	3,521	3,452

Less cruise costs
Commissions, transportation and other	(520)	(505)	(506)
Onboard and other	(115)	(112)	(115)

	(635)	(617)	(621)

Net passenger ticket revenues	2,178	2,125	2,107
Net onboard and other revenues	790	779	724

Net cruise revenues	$2,968	$2,904	$2,831

ALBDs	18,872,035	18,872,035	17,993,002

Gross revenue yields	$190.92	$186.57	$191.84
% decrease vs. 2013	(0.5)%	(2.7)%
Net revenue yields	$157.27	$153.87	$157.33
% decrease vs. 2013	0.0%	(2.2)%
Net passenger ticket revenue yields	$115.40	$112.59	$117.09
% decrease vs. 2013	(1.4)%	(3.8)%
Net onboard and other revenue yields	$41.87	$41.28	$40.24
% increase vs. 2013	4.1%	2.6%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended May 31,
	2014	2014 Constant Dollar	2013
Cruise operating expenses	$2,533	$2,488	$2,471
Cruise selling and administrative expenses	502	492	447

Gross cruise costs	3,035	2,980	2,918

Less cruise costs included above
Commissions, transportation and other	(520)	(505)	(506)
Onboard and other	(115)	(112)	(115)
Gain on ship sale and ship impairment, net	15	14	-

Net cruise costs	2,415	2,377	2,297
Less fuel	(527)	(527)	(555)

Net cruise costs excluding fuel	$1,888	$1,850	$1,742

ALBDs	18,872,035	18,872,035	17,993,002

Gross cruise costs per ALBD	$160.80	$157.90	$162.19
% decrease vs. 2013	(0.9)%	(2.6)%
Net cruise costs per ALBD	$127.95	$125.94	$127.68
% increase (decrease) vs. 2013	0.2%	(1.4)%
Net cruise costs excluding fuel per ALBD	$100.00	$97.99	$96.81
% increase vs. 2013	3.3%	1.2%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended May 31,
	2014		2013
Net income - diluted
U.S. GAAP net income	$106		$41
(Gains) on ship sales and ship impairment, net	(15	)(a)	(15	)(b)
Unrealized (gains) losses on fuel derivatives, net	(11)		31

Non-GAAP net income	$80		$57

Weighted-average shares outstanding - diluted	778		777

Earnings per share - diluted
U.S. GAAP earnings per share	$0.14		$0.05
(Gains) on ship sales and ship impairment, net	(0.02)		(0.02)
Unrealized (gains) losses on fuel derivatives, net	(0.02)		0.04

Non-GAAP earnings per share	$0.10		$0.07

(a)	Represents a $37 million gain from the sale of Costa Voyager, partially offset by an impairment charge of $22 million related to Grand Celebration.
(b)	Represents the gain recognized in our Tour and Other segment from the sale of a former Holland America Line ship, which was on charter to an unaffiliated entity.

Net cruise revenues increased by $137 million, or 4.8%, to $3.0 billion in 2014 from $2.8 billion in 2013. Our 4.9% capacity increase in ALBDs, which accounted for $138 million, and the increase due to the net currency impact, which accounted for $64 million, were partially offset by a 2.2% decrease in constant dollar net revenue yields, which accounted for $65 million. The 2.2% decrease in net revenue yields on a constant dollar basis was caused by a 3.8% decrease in net passenger ticket revenue yields, partially offset by a 2.6% increase in net onboard and other revenue yields. The 3.8% decrease in net passenger ticket revenue yields was caused by a 7.6% decrease from our North America brands, partially offset by a 2.1% increase from our EAA brands. The decrease in our North America brands’ net passenger ticket revenue yields was driven by the promotional pricing environment for the Caribbean resulting from the large increase in industry capacity, and the increase in our EAA brands’ net passenger ticket revenue yields was driven by better-than-expected improvements from our Continental European brands. Gross cruise revenues increased by $151 million, or 4.4%, to $3.6 billion in 2014 from $3.5 billion in 2013 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased by $146 million, or 8.4%, to $1.9 billion in 2014 from $1.7 billion in 2013. The increase was caused by our 4.9% capacity increase in ALBDs, which accounted for $85 million, the net currency impact, which accounted for $38 million and a 1.2% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $22 million.

The 1.2% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by:

•	$24 million - higher dry-dock and other ship repair and maintenance expenses;
•	$9 million - higher advertising spend and
•	$25 million - various other operating expenses, net.

These increases were partially offset by:

•	$36 million - nonrecurrence in 2014 of the additional costs and expenses related to the 2013 voyage disruptions.

Fuel costs decreased by $28 million, or 5.0%, to $527 million in 2014 from $555 million in 2013. This was caused by lower fuel consumption per ALBD, which accounted for $35 million, and lower fuel prices, which accounted for $20 million, partially offset by our 4.9% capacity increase in ALBDs, which accounted for $27 million.

Gross cruise costs increased by $117 million, or 4.0%, to $3.0 billion in 2014 from $2.9 billion in 2013 for principally the same reasons as discussed above.

Six Months Ended May 31, 2014 (“2014”) Compared to Six Months Ended May 31, 2013 (“2013”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2014 total revenues. Cruise passenger ticket revenues increased by $72 million, or 1.3%, and remained at $5.4 billion in both 2014 and 2013.

This increase was caused by:

•	$177 million – 3.3% capacity increase in ALBDs;
•	$92 million – net currency impact and
•	$25 million – increase in air transportation revenues from guests who purchased their tickets from us.

These increases were partially offset by:

•	$156 million – decrease in cruise ticket pricing and
•	$58 million – 1.1 percentage point decrease in occupancy.

The remaining 25% of 2014 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $72 million, or 4.3%, to $1.8 billion in 2014 from $1.7 billion in 2013. This increase was primarily due to our 3.3% capacity increase in ALBDs, which accounted for $55 million, and the net currency impact, which accounted for $15 million, partially offset by a 1.1 percentage point decrease in occupancy, which accounted for $18 million. Onboard and other revenues included concession revenues of $499 million in 2014 and $506 million in 2013.

North America Brands

Cruise passenger ticket revenues made up 72% of our 2014 total revenues. Cruise passenger ticket revenues decreased slightly by $28 million and remained at $3.1 billion in both 2014 and 2013. This decrease was driven by a decrease in cruise ticket pricing, which accounted for $116 million, and a 2.4 percentage point decrease in occupancy, which accounted for $72 million, partially offset by our 5.5% capacity increase in ALBDs, which accounted for $171 million. Our cruise ticket pricing decrease was driven by the promotional pricing environment for the Caribbean resulting from the large increase in industry capacity.

The remaining 28% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $75 million, or 6.7%, to $1.2 billion in 2014 from $1.1 billion in 2013. This increase was primarily due to our 5.5% capacity increase in ALBDs, which accounted for $61 million, and higher other third-party revenues, which accounted for $19 million, partially offset by a 2.4 percentage point decrease in occupancy, which accounted for $26 million. Onboard and other revenues included concession revenues of $329 million in 2014 and $331 million in 2013.

EAA Brands

Cruise passenger ticket revenues made up 82% of our 2014 total revenues. Cruise passenger ticket revenues increased by $102 million, or 4.5%, to $2.3 billion in 2014 from $2.2 billion in 2013.

This increase was caused by:

•	$92 million – net currency impact;
•	$32 million – increase in air transportation revenues from guests who purchased their tickets from us and
•	$19 million – slight percentage point increase in occupancy.

These increases were partially offset by:

•	$40 million – decrease in cruise ticket pricing.

The remaining 18% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $9 million, or 1.7%, to $525 million in 2014 from $516 million in 2013. This increase was caused by an increase in net currency impact, which accounted for $15 million. Onboard and other revenues included concession revenues of $170 million in 2014 and $175 million in 2013.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $65 million, or 1.3%, to $5.2 billion in 2014 from $5.1 billion in 2013.

This increase was caused by:

•	$167 million – 3.3% capacity increase in ALBDs;
•	$62 million – net currency impact;
•	$32 million – higher dry-dock and other ship repair and maintenance expenses;
•	$22 million – impairment charge related to Grand Celebration and
•	$15 million – nonrecurrence in 2014 of a gain in our Tour and Other segment from the 2013 sale of a former Holland America Line ship, which was on charter to an unaffiliated entity.

These increases were partially offset by:

•	$62 million – lower fuel consumption per ALBD;
•	$46 million – nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions;
•	$39 million – lower fuel prices;
•	$37 million – gain from the sale of Costa Voyager;
•

$32 million – decreases in commissions, transportation and other related expenses driven by lower cruise ticket pricing, partially offset by increases in air transportation costs related to guests who purchased their tickets from us and

•	$20 million – 1.1 percentage point decrease in occupancy.

Selling and administrative expenses increased by $117 million, or 13%, to $1.0 billion in 2014 from $908 million in 2013. The increase was principally due to higher advertising spend, which accounted for $49 million, our 3.3% capacity increase in ALBDs, which accounted for $30 million, and the net currency impact, which accounted for $13 million.

Depreciation and amortization expenses increased by $34 million, or 4.4%, to $814 million in 2014 from $780 million in 2013.

Our total costs and expenses as a percentage of revenues increased to 96.9% in 2014 from 95.8% in 2013.

North America Brands

Operating costs and expenses increased by $87 million, or 2.9%, to $3.1 billion in 2014 from $3.0 billion in 2013.

This increase was caused by:

•	$165 million – 5.5% capacity increase in ALBDs;
•	$39 million – nonrecurrence in 2014 of an intersegment transaction, which was fully offset in our Cruise Support segment;
•	$24 million – higher dry-dock and other ship repair and maintenance expenses and
•	$30 million – various other operating expenses, net.

These increases were partially offset by:

•	$46 million – nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions;
•

$37 million – decreases in commissions, transportation and other related expenses driven by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$35 million – lower fuel consumption per ALBD;
•	$29 million – lower fuel prices and
•	$24 million – 2.4 percentage point decrease in occupancy.

Selling and administrative expenses increased by $63 million, or 12%, to $577 million in 2014 from $514 million in 2013. The increase was caused by higher advertising spend, which accounted for $43 million, and our 5.5% capacity increase in ALBDs, which accounted for $28 million.

Our total costs and expenses as a percentage of revenues increased to 97.0% in 2014 from 94.1% in 2013.

EAA Brands

Operating costs and expenses of $2.0 billion in 2014 were essentially flat compared to 2013.

There were decreases caused by:

•	$37 million – gain from the sale of Costa Voyager;
•	$30 million – lower fuel consumption per ALBD;
•	$11 million – lower fuel prices and
•	$35 million – various other operating expenses, net.

These decreases were almost fully offset by:

•	$62 million – net currency impact;
•	$27 million – increase in air transportation costs related to guests who purchased their tickets from us and
•	$22 million – impairment charge related to Grand Celebration.

Selling and administrative expenses increased by $34 million, or 10%, to $365 million in 2014 from $331 million in 2013. The increase was driven by the net currency impact, which accounted for $13 million, and higher advertising spend, which accounted for $7 million.

Our total costs and expenses as a percentage of revenues decreased to 93.6% in 2014 from 95.6% in 2013.

Operating Income

Our consolidated operating income decreased by $70 million, or 24%, to $227 million in 2014 from $297 million in 2013. Our North America brands’ operating income decreased by $121 million, or 49%, to $128 million in 2014 from $249 million in 2013, and our EAA brands’ operating income increased by $62 million, or 51%, to $184 million in 2014 from $122 million in 2013. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense decreased by $18 million, or 11%, to $143 million in 2014 from $161 million in 2013. Net losses on fuel derivatives decreased by $53 million, or 90%, to $6 million in 2014 from $59 million in 2013.

Key Performance Non-GAAP Financial Indicators

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues, without rounding, by ALBDs as follows (dollars in millions, except yields):

	Six Months Ended May 31,
	2014	2014 Constant Dollar	2013

Passenger ticket revenues	$5,425	$5,332	$5,353
Onboard and other revenues	1,755	1,740	1,683

Gross cruise revenues	7,180	7,072	7,036

Less cruise costs
Commissions, transportation and other	(1,141)	(1,116)	(1,123)
Onboard and other	(228)	(225)	(242)

	(1,369)	(1,341)	(1,365)

Net passenger ticket revenues	4,284	4,216	4,230
Net onboard and other revenues	1,527	1,515	1,441

Net cruise revenues	$5,811	$5,731	$5,671

ALBDs	37,158,340	37,158,340	35,972,237

Gross revenue yields	$193.23	$190.33	$195.59
% decrease vs. 2013	(1.2)%	(2.7)%
Net revenue yields	$156.39	$154.23	$157.64
% decrease vs. 2013	(0.8)%	(2.2)%
Net passenger ticket revenue yields	$115.29	$113.47	$117.58
% decrease vs. 2013	(1.9)%	(3.5)%
Net onboard and other revenue yields	$41.10	$40.76	$40.06
% increase vs. 2013	2.6%	1.7%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel, without rounding, by ALBDs as follows (dollars in millions, except costs per ALBD):

	Six Months Ended May 31,
	2014	2014 Constant Dollar	2013

Cruise operating expenses	$5,106	$5,044	$5,057
Cruise selling and administrative expenses	1,021	1,008	904

Gross cruise costs	6,127	6,052	5,961

Less cruise costs included above
Commissions, transportation and other	(1,141)	(1,116)	(1,123)
Onboard and other	(228)	(225)	(242)
Gains (losses) on ship sales and ship impairment, net	15	14	(2)

Net cruise costs	4,773	4,725	4,594
Less fuel	(1,050)	(1,050)	(1,115)

Net cruise costs excluding fuel	$3,723	$3,675	$3,479

ALBDs	37,158,340	37,158,340	35,972,237

Gross cruise costs per ALBD	$164.89	$162.86	$165.71
% decrease vs. 2013	(0.5)%	(1.7)%
Net cruise costs per ALBD	$128.45	$127.14	$127.71
% increase (decrease) vs. 2013	0.6%	(0.4)%
Net cruise costs excluding fuel per ALBD	$100.18	$98.86	$96.72
% increase vs. 2013	3.6%	2.2%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Six Months Ended May 31,
	2014		2013
Net income - diluted
U.S. GAAP net income	$91		$78
(Gains) on ship sales and ship impairment, net	(15	)(a)	(13	)(b)
Unrealized losses on fuel derivatives, net	7		59

Non-GAAP net income	$83		$124

Weighted-average shares outstanding - diluted	778		777

Earnings per share - diluted
U.S. GAAP earnings per share	$0.12		$0.10
(Gains) on ship sales and ship impairment, net	(0.02)		(0.02)
Unrealized losses on fuel derivatives, net	0.01		0.08

Non-GAAP earnings per share	$0.11		$0.16

(a)	Represents a $37 million gain from the sale of Costa Voyager, partially offset by an impairment charge of $22 million related to Grand Celebration.
(b)	Caused by a $15 million gain recognized in our Tour and Other segment from the sale of a former Holland America Line ship, which was on charter to an unaffiliated entity.

Net cruise revenues increased by $140 million, or 2.5%, to $5.8 billion in 2014 from $5.7 billion in 2013. Our 3.3% capacity increase in ALBDs, which accounted for $187 million, and the increase due to the net currency impact, which accounted for $80 million, were partially offset by a 2.2% decrease in constant dollar net revenue yields, which accounted for $127 million. The 2.2% decrease in net revenue yields on a constant dollar basis was caused by a 3.5% decrease in net passenger ticket revenue yields, partially offset by a 1.7% increase in net onboard and other revenue yields. The 3.5% decrease in net passenger ticket revenue yields was caused by a 5.6% net yield decrease from our North America brands, which was driven by the promotional pricing environment for the Caribbean resulting from the large increase in industry capacity, and a slight net yield decrease from our EAA brands. The 1.7% increase in net onboard and other revenue yields was caused by both our North America and EAA brands. Gross cruise revenues increased by $144 million, or 2.0%, to $7.2 billion in 2014 from $7.0 billion in 2013 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased by $244 million, or 7.0%, to $3.7 billion in 2014 from $3.5 billion in 2013. The increase was caused by our 3.3% capacity increase in ALBDs, which accounted for $115 million, a 2.2% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $78 million, and the net currency impact, which accounted for $49 million.

The 2.2% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by:

•	$49 million – higher advertising spend;
•	$32 million – higher dry-dock and other ship repair and maintenance expenses and
•	$43 million – various other operating expenses, net.

These increases were partially offset by:

•	$46 million – nonrecurrence in 2014 of the additional costs and expenses related to the 2013 voyage disruptions.

Fuel costs decreased by $65 million, or 5.8%, to $1.0 billion in 2014 from $1.1 billion in 2013. This was caused by lower fuel consumption per ALBD, which accounted for $62 million, and lower fuel prices, which accounted for $39 million, partially offset by our 3.3% capacity increase in ALBDs, which accounted for $37 million.

Gross cruise costs increased by $166 million, or 2.8%, to $6.1 billion in 2014 from $6.0 billion in 2013 for principally the same reasons as discussed above.

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

At May 31, 2014, we had a working capital deficit of $5.8 billion. This deficit included $3.7 billion of current customer deposits, which represent the passenger revenues we collect within a year in advance of sailing dates and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our May 31, 2014 working capital deficit also included $1.6 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our May 31, 2014 working capital deficit balance, our non-GAAP adjusted working capital deficit was $522 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

At November 30, 2013, the U.S. dollar was $1.63 to sterling, $1.36 to the euro and $0.91 to the Australian dollar. Had these November 30, 2013 currency exchange rates been used to translate our May 31, 2014 non-U.S. dollar functional currency operations’ assets and liabilities instead of the May 31, 2014 U.S. dollar exchange rates of $1.67 to sterling, $1.36 to the euro and $0.93 to the Australian dollar, our total assets and liabilities would have been lower by $119 million and $37 million, respectively.

Sources and Uses of Cash

Our business provided $1.7 billion of net cash from operations during the six months ended May 31, 2014, an increase of $117 million, or 7.5%, compared to $1.6 billion for the same period in 2013. This increase was caused by less cash being used for our working capital needs, partially offset by less cash being provided from our operating results.

During the six months ended May 31, 2014, our expenditures for capital projects were $1.3 billion, of which $782 million was spent on our ongoing new shipbuilding program, principally for Regal Princess. In addition to our new shipbuilding program, we had capital expenditures of $398 million for ship improvements and replacements and $150 million for information technology, buildings and improvements and other assets. Furthermore, during the six months ended May 31, 2014, we sold Costa Voyager and received $42 million in cash proceeds.

During the six months ended May 31, 2014, we borrowed a net $448 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the six months ended May 31, 2014 we repaid $1.4 billion of long-term debt, including early repayments of $339 million of two bank loans and $409 million of two export credit facilities. Furthermore, during the six months ended May 31, 2014, we borrowed $829 million of new long-term debt under an export credit facility and a bank loan. Finally, during the six months ended May 31, 2014, we paid cash dividends of $388 million.

Future Commitments and Funding Sources

Our contractual cash obligations as of May 31, 2014 have changed compared to November 30, 2013 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.”

The year-over-year percentage increases in our capacity for the third and fourth quarters of 2014 are expected to be 2.2% and 2.7%, respectively. The year-over-year percentage increases in our annual capacity for 2014, 2015 and 2016 are currently expected to be 2.9%, 2.5% and 4.7%, respectively. These percentage increases are expected to result primarily from contracted new ships entering service, partially offset by Costa Voyager and Seabourn Pride having left the fleet in November 2013 and April 2014, respectively, Grand Holiday leaving the fleet by the end of 2014 and Seabourn Legend and Seabourn Spirit leaving the fleet by May 2015.

At May 31, 2014, as adjusted for our Facility that was entered into in June 2014, we had liquidity of $5.7 billion. Our liquidity consisted of $75 million of cash and cash equivalents, which excludes $268 million of cash used for current operations, $2.7 billion available for borrowing under our revolving credit facilities, net of our commercial paper borrowings, and an undrawn bank loan, and $3.0 billion under our committed future financings, which are comprised of ship export credit facilities. Of this $3.0 billion, $0.5 billion, $1.0 billion and $1.4 billion are scheduled to be funded in 2014, 2015 and 2016, respectively. At May 31, 2014, as adjusted for our Facility, substantially all of our revolving credit facilities were scheduled to mature in 2019, except for $300 million that matures in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in Note 5 – “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2013 Form 10-K. At May 31, 2014, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At May 31, 2014, 66% and 34% (69% and 31% at November 30, 2013) of our debt was U.S. dollar- and euro-denominated, respectively, including the effect of foreign currency swaps.

During the six months ended May 31, 2014, we entered into zero cost collar fuel derivatives for 4.5 million barrels of Brent to cover a portion of our estimated fuel consumption for 2017 and 2018. See “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these fuel derivatives. At May 31, 2014, the estimated fair value of our outstanding fuel derivative contracts was an asset of $37 million.

During June 2014, we entered into foreign currency zero cost collars that are designated as cash flow hedges for the remaining portion of P&O Cruises (UK) Britannia’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.81 to the euro, or $305 million, and a weighted-average floor rate of £0.79 to the euro, or $298 million.

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

A. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2014, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the case of Scimone v. Carnival Corp., on April 2, 2014 a hearing was held on defendants’ motion to dismiss based on forum selection clause relating to the claims of the 17 U.S. plaintiffs. At that time, the Court orally granted defendants’ motion. The Court has not yet signed the proposed order of dismissal filed by defendants. The case was originally filed on July 5, 2012 in the Circuit Court serving Miami-Dade County, Florida, naming as defendants Carnival Corporation, Carnival Corporation & plc, Costa Cruise Lines, Inc., Costa Crociere S.p.A. and Joseph Farcus P.A. The plaintiffs allege claims for negligence, product liability, professional negligence and intentional tort stemming from the January 2012 Costa Concordia incident. The complaint seeks economic and compensatory damages, attorneys’ fees, costs and interest.

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

A. Repurchase Authorizations

In September 2007, our Boards of Directors authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). In January 2013, the Boards of Directors increased the remaining $165 million under the Repurchase Program back to $1 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the six months ended May 31, 2014, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. Since March 2013, the remaining availability under the Repurchase Program has been $975 million.

In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At June 24, 2014, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 32.0 million shares of Carnival Corporation common stock.

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2015 annual general meeting or October 16, 2015. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at June 24, 2014. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 32.0 million shares remaining at June 24, 2014. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.

During the six months ended May 31, 2014, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Material contracts

10.1*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X

10.2*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2005 Employee Share Plan.				X

10.3*	Carnival plc 2014 Employee Share Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101	The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, as filed with the Securities and Exchange Commission on July 2, 2014 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and six months ended May 31, 2014 and 2013;				X

	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2014 and 2013;				X

	(iii) the Consolidated Balance Sheets at May 31, 2014 and November 30, 2013;				X

	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2014 and 2013 and				X

	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	Indicates a compensation plan.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By: /s/ Arnold W. Donald	By: /s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By: /s/ David Bernstein	By: /s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

Date: July 2, 2014	Date: July 2, 2014