Form 10-Q
period 2014-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2014-10-03
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 24, 2014, Carnival Corporation had outstanding 592,649,377 shares of Common Stock, $0.01 par value.
At September 24, 2014, Carnival plc had outstanding 216,016,600 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 592,649,377 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Revenues
Cruise
Passenger tickets	$3,719	$3,598	$9,144	$8,951
Onboard and other	1,084	987	2,839	2,670
Tour and other	144	141	182	177
	4,947	4,726	12,165	11,798
Operating Costs and Expenses
Cruise
Commissions, transportation and other	638	654	1,779	1,777
Onboard and other	165	144	392	385
Fuel	518	544	1,569	1,659
Payroll and related	485	464	1,450	1,378
Food	265	259	761	740
Other ship operating	599	769	1,825	1,951
Tour and other	84	83	130	113
	2,754	2,917	7,906	8,003
Selling and administrative	481	439	1,507	1,347
Depreciation and amortization	414	406	1,227	1,186
Ibero trademark impairment charge	—	13	—	13
	3,649	3,775	10,640	10,549
Operating Income	1,298	951	1,525	1,249
Nonoperating (Expense) Income
Interest income	2	2	6	7
Interest expense, net of capitalized interest	(69)	(76)	(213)	(237)
Gains on fuel derivatives, net	15	64	10	5
Other income (expense), net	1	(6)	12	(9)
	(51)	(16)	(185)	(234)
Income Before Income Taxes	1,247	935	1,340	1,015
Income Tax Expense, Net	—	(1)	(2)	(3)
Net Income	$1,247	$934	$1,338	$1,012
Earnings Per Share
Basic	$1.61	$1.20	$1.72	$1.31
Diluted	$1.60	$1.20	$1.72	$1.30
Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Net Income	$1,247	$934	$1,338	$1,012
Items Included in Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(254)	211	(154)	(69)
Other	(17)	11	(35)	25
Other Comprehensive (Loss) Income	(271)	222	(189)	(44)
Total Comprehensive Income	$976	$1,156	$1,149	$968
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2014	November 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$436	$462
Trade and other receivables, net	355	405
Insurance recoverables	123	381
Inventories	358	374
Prepaid expenses and other	330	315
Total current assets	1,602	1,937
Property and Equipment, Net	33,073	32,905
Goodwill	3,199	3,210
Other Intangibles	1,292	1,292
Other Assets	831	760
	$39,997	$40,104
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$146	$60
Current portion of long-term debt	1,754	1,408
Accounts payable	610	639
Claims reserve	225	456
Accrued liabilities and other	1,191	1,126
Customer deposits	3,130	3,031
Total current liabilities	7,056	6,720
Long-Term Debt	6,967	8,092
Other Long-Term Liabilities	817	736
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 652 shares at 2014 and 651 shares at 2013 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2014 and 2013 issued	358	358
Additional paid-in capital	8,369	8,325
Retained earnings	19,538	18,782
Accumulated other comprehensive (loss) income	(28)	161
Treasury stock, 59 shares at 2014 and 2013 of Carnival Corporation and 32 shares at 2014 and 2013 of Carnival plc, at cost	(3,087)	(3,077)
Total shareholders’ equity	25,157	24,556
	$39,997	$40,104
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,338	$1,012
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,227	1,186
(Gains) on ship sales and ship impairments, net	(15)	163
Trademark and other impairment charges	—	27
Gains on fuel derivatives, net	(10)	(5)
Share-based compensation	37	32
Other, net	24	26
Changes in operating assets and liabilities
Receivables	34	(172)
Inventories	15	1
Insurance recoverables, prepaid expenses and other	402	277
Accounts payable	(22)	50
Claims reserves and accrued and other liabilities	(379)	(132)
Customer deposits	142	(106)
Net cash provided by operating activities	2,793	2,359
INVESTING ACTIVITIES
Additions to property and equipment	(1,677)	(1,812)
Proceeds from sale of ships	42	70
Other, net	18	(65)
Net cash used in investing activities	(1,617)	(1,807)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	95	142
Principal repayments of long-term debt	(1,513)	(942)
Proceeds from issuance of long-term debt	829	1,837
Dividends paid	(582)	(970)
Purchases of treasury stock	—	(138)
Sales of treasury stock	—	35
Other, net	(17)	7
Net cash used in financing activities	(1,188)	(29)
Effect of exchange rate changes on cash and cash equivalents	(14)	(7)
Net (decrease) increase in cash and cash equivalents	(26)	516
Cash and cash equivalents at beginning of period	462	465
Cash and cash equivalents at end of period	$436	$981
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
The Consolidated Balance Sheet at August 31, 2014, the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2014 and 2013 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and 2013 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2013 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2014. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Certain prior period amounts have been reclassified in the Consolidated Balance Sheets to conform to the current period presentation.
Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $146 million and $140 million and $407 million and $395 million for the three and nine months ended August 31, 2014 and 2013, respectively.
During the three and nine months ended August 31, 2014 and 2013, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $180 million and $216 million and $695 million and $680 million, respectively, and are substantially all included in other ship operating expenses.

NOTE 2 – Unsecured Debt

At August 31, 2014, our short-term borrowings consisted of euro-denominated commercial paper of $112 million and euro-denominated bank loans of $34 million with an aggregate weighted-average interest rate of 0.7%.

In December 2013, we entered into a five-year $150 million floating rate bank loan due in September 2019. We plan to draw under this loan by November 2014 and use the proceeds for general corporate purposes.

In January 2014, we repaid $200 million of a floating rate bank loan prior to its October 2014 maturity date.

In March 2014, we repaid $139 million of a floating rate euro-denominated bank loan prior to its September 2014 maturity date.

In April 2014, we repaid $109 million of an export credit facility prior to its April 2023 maturity date.

In May 2014, we repaid $300 million of an export credit facility prior to its May 2024 maturity date. In September 2014, we repaid $181 million, which represented the remaining portion of this facility.

In May 2014, we borrowed $554 million under an export credit facility, the proceeds of which were used to pay for a portion of Regal Princess' purchase price. This floating rate facility is due in semi-annual installments through May 2026.

In May 2014, we borrowed $275 million under a euro-denominated floating rate revolving bank loan facility, the proceeds of which were used for general corporate purposes. This facility has a perpetual term although we can terminate it at any time, and the bank can terminate the facility at any time upon nine months notice.

In June 2014, Carnival Corporation, Carnival plc and certain of Carnival plc's subsidiaries amended and replaced their existing five-year multi-currency revolving credit facility of $2.5 billion (comprised of $1.6 billion, €450 million and £150 million) with a new five-year multi-currency revolving credit facility (the “Facility”). This Facility of $2.6 billion (comprised of $1.7 billion, €500 million and £150 million) at August 31, 2014 expires in June 2019, and we have options to extend this Facility through June 2021 subject to the approval of each bank. The Facility currently bears interest at LIBOR/EURIBOR plus a margin of 40 basis points (“bps”). The margin varies based on changes to Carnival Corporation's and Carnival plc's long-term senior unsecured credit ratings. We are required to pay a commitment fee of 35% of the margin per annum on any undrawn portion. We will also incur an additional utilization fee of 10 bps, 20 bps or 40 bps if equal to or less than one-third, more than one-third or more than two-thirds of the Facility, respectively, is drawn on the total amount outstanding.
In June 2014, we entered into an export credit facility that will provide us with the ability to borrow up to an aggregate of $236 million. Proceeds from this facility will be used to pay for a portion of the purchase price of a Seabourn ship, which is expected to be delivered in November 2016. This borrowing will be due in semi-annual installments through November 2028.
In August 2014, we restructured two floating rate bank loan facilities that had an aggregate outstanding loan balance of $250 million at August 31, 2014. The restructuring added another $150 million undrawn tranche and converted the terms into perpetual one-year maturities.
NOTE 3 – Contingencies
Litigation
As a result of the January 2012 ship incident, litigation claims, enforcement actions, regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us. The existing assertions are ongoing and there are significant jurisdictional uncertainties. The ultimate outcome of these matters cannot be determined at this time. However, we do not expect these matters to have a significant impact on our results of operations because we have insurance coverage for these types of third-party claims.
The UK Maritime & Coastguard Agency and the U.S. Department of Justice are investigating allegations that Caribbean Princess breached international pollution laws. We are cooperating with the investigations, including conducting our own internal investigation into the matter. The ultimate outcome of this matter cannot be determined at this time. However, we do not expect it to have a significant impact on our results of operations.
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
Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At August 31, 2014, Carnival Corporation had estimated contingent obligations totaling $394 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.
In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that it would, as of August 31, 2014, be responsible for a termination payment of $31 million. In 2017, Carnival Corporation has the right to exercise options that would terminate these LILO transactions at no cost to it.
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
The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments.  Creditworthiness did not have a significant impact on the fair values of our financial instruments at August 31, 2014 and November 30, 2013. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The estimated carrying and fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2014				November 30, 2013
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$316	$316	$—	$—	$349	$349	$—	$—
Long-term other assets (b)	106	1	52	54	110	1	58	50
Total	$422	$317	$52	$54	$459	$350	$58	$50
Liabilities
Fixed rate debt (c)	$5,125	$—	$5,483	$—	$5,574	$—	$5,941	$—
Floating rate debt (c)	3,742	—	3,700	—	3,986	—	3,997	—
Total	$8,867	$—	$9,183	$—	$9,560	$—	$9,938	$—

(a)
Cash and cash equivalents are comprised of cash on hand and time deposits, and at August 31, 2014, also include a money market deposit and, due to their short maturities the carrying values approximate their fair values.

(b)
At August 31, 2014 and November 30, 2013, long-term other assets were substantially all comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(c)
The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at August 31, 2014 and November 30, 2013 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At August 31, 2014 and November 30, 2013, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at August 31, 2014 and November 30, 2013, being slightly higher and slightly lower, respectively, than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2014			November 30, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$120	$—	$—	$113	$—	$—
Restricted cash (b)	32	—	—	28	—	—
Marketable securities held in rabbi trusts (c)	112	10	—	113	10	—
Derivative financial instruments (d)	—	56	—	—	60	—
Long-term other assets (e)	—	—	20	—	—	17
Total	$264	$66	$20	$254	$70	$17
Liabilities
Derivative financial instruments (d)	$—	$52	$—	$—	$31	$—
Total	$—	$52	$—	$—	$31	$—

(a)	Cash equivalents are comprised of money market funds.

(b)	Restricted cash is primarily comprised of money market funds.

(c)
At August 31, 2014, marketable securities held in rabbi trusts were substantially comprised of Level 1 bonds and frequently-priced mutual funds invested in common stocks and Level 2 other investments. At November 30, 2013, marketable securities held in rabbi trusts were principally comprised of Level 1 frequently-priced mutual funds invested in common stocks and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

(e)
Long-term other assets are comprised of an auction-rate security. The fair value was based on a broker quote in an inactive market, which is considered a Level 3 input. During the nine months ended August 31, 2014, there were no purchases or sales pertaining to this auction-rate security and, accordingly, the change in its fair value was based solely on the strengthening of the underlying credit.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Impairments and Sale of Ships
Due to the expected absorption of Ibero Cruises’ (“Ibero”) operations into Costa Cruises (“Costa”) in late 2014 and certain Ibero ship-specific facts and circumstances, such as their size, age, condition, viable alternative itineraries and historical operating cash flows, we performed undiscounted future cash flow analyses of Ibero’s two ships, Grand Celebration and Grand Holiday as of May 31, 2014 (and also August 31, 2014 for Grand Holiday) to determine if these ships were impaired. The principal assumptions used in our undiscounted cash flow analyses consisted of an estimated sales price for Grand Holiday, forecasted future operating results, including net revenue yields and net cruise costs including fuel prices, and estimated residual values, which are all considered Level 3 inputs, and the transfer of Grand Celebration into Costa in late 2014. Based on its undiscounted cash flow analyses, we determined that the net carrying value for Grand Celebration exceeded its estimated undiscounted future cash flows. Accordingly, we then estimated the May 31, 2014 fair value of this ship based on its discounted future cash flows and compared this estimated fair value to its net carrying value. As a result, we recognized a $22 million ship impairment charge in other ship operating expenses during the three months ended May 31, 2014.
In July 2013, we recognized a $73 million impairment charge related to Costa Voyager, and in November 2013, it was taken out of service. In March 2014, we sold this ship and recognized a $37 million gain as a reduction in other ship operating expenses during the three months ended May 31, 2014.
Valuation of Goodwill and Other Intangibles
The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia & Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2013	$1,898	$1,312	$3,210
Foreign currency translation adjustment	—	(11)	(11)
Balance at August 31, 2014	$1,898	$1,301	$3,199

At July 31, 2014, all of our cruise brands carried goodwill, except for Ibero and Seabourn. As of that date, we performed our annual goodwill impairment reviews, which included performing a qualitative assessment for all cruise brands that carried goodwill, except for Carnival Cruise Lines, Cunard and P&O Cruises (UK). Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the weighted-average cost of capital (“WACC”), overall financial performance, changes in fuel prices and capital expenditures were considered in the qualitative assessment to determine how changes in these factors would affect each of these cruise brands’ estimated fair values. Based on our qualitative assessments, we determined it was more-likely-than-not that each of these cruise brands’ estimated fair values exceeded their carrying values and, therefore, we did not proceed to the two-step quantitative goodwill impairment reviews.

As of July 31, 2014, we also performed our annual goodwill impairment reviews of Carnival Cruise Lines’, Cunard’s and P&O Cruises (UK)’s goodwill. We did not perform a qualitative assessment but instead proceeded directly to step one of the two-step quantitative goodwill impairment review and compared each of Carnival Cruise Lines’, Cunard’s and P&O Cruises (UK)’s estimated fair value to the carrying value of their allocated net assets. Their estimated cruise brand fair value was based on a discounted future cash flow analysis. The principal assumptions used in our cash flow analyses consisted of forecasted future operating results, including net revenue yields and net cruise costs including fuel prices; capacity changes, including the expected rotation of vessels into, or out of, Carnival Cruise Lines, Cunard and P&O Cruises (UK); capital expenditures; WACC of market participants, adjusted for the risk attributable to the geographic regions in which Carnival Cruise Lines, Cunard and P&O Cruises (UK) operate and terminal values, which are all considered Level 3 inputs. Based on the discounted cash flow analyses, we determined that each of Carnival Cruise Lines’, Cunard’s and P&O Cruises (UK)’s estimated fair value significantly exceeded their carrying value and, therefore, we did not proceed to step two of the impairment reviews.

At August 31, 2014, accumulated goodwill impairment charges were $153 million and were all related to Ibero.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2013	$927	$359	$1,286
Foreign currency translation adjustment	—	1	1
Balance at August 31, 2014	$927	$360	$1,287

At July 31, 2014, our cruise brands that have significant trademarks recorded include AIDA Cruises (“AIDA”), P&O Cruises (Australia), P&O Cruises (UK) and Princess Cruises (“Princess”). As of that date, we performed our annual trademark impairment reviews for these cruise brands, which included performing a qualitative assessment for AIDA, P&O Cruises (Australia) and Princess. Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the WACC, changes in royalty rates and overall financial performance were considered in the qualitative assessment to determine how changes in these factors would affect the estimated fair values for each of these cruise brands’ recorded trademarks. Based on our qualitative assessments, we determined it was more likely-than-not that the estimated fair value for AIDA’s, P&O Cruises (Australia)’s and Princess’ recorded trademarks exceeded their carrying value and, therefore, none of these trademarks were impaired.
As of July 31, 2014, we also performed our annual trademark impairment review of P&O Cruises (UK). We did not perform a qualitative assessment but instead proceeded directly to the quantitative trademark impairment review. Our quantitative assessment included estimating P&O Cruises (UK)’s trademarks fair value based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues and a market participant’s royalty rate. The royalty rate was estimated primarily using comparable royalty agreements for similar industries. Based on our quantitative assessment, we determined that the estimated fair value for P&O Cruises (UK)’s trademarks significantly exceeded their carrying values and, therefore, none of these trademarks were impaired.
At August 31, 2014 and November 30, 2013, our intangible assets subject to amortization are not significant to our consolidated financial statements.
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
The estimated fair values of our derivative financial instruments and their location on the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	August 31, 2014	November 30, 2013
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$1	$—
	Other assets – long-term	3	2
Foreign currency zero cost collars (b)	Other assets – long-term	—	8
Interest rate swaps (c)	Prepaid expenses and other	1	1
	Other assets – long-term	—	5
		5	16
Derivatives not designated as hedging instruments
Fuel (d)	Prepaid expenses and other	8	14
	Other assets – long-term	43	30
		51	44
Total derivative assets		$56	$60
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$—	$4
Foreign currency zero cost collars (b)	Accrued liabilities and other	3	—
Interest rate swaps (c)	Accrued liabilities and other	13	13
	Other long-term liabilities	36	13
		52	30
Derivatives not designated as hedging instruments
Fuel (d)	Other long-term liabilities	—	1
		—	1
Total derivative liabilities		$52	$31

(a)
At August 31, 2014 and November 30, 2013, we had foreign currency forwards totaling $193 million and $578 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At August 31, 2014, these foreign currency forwards settle through July 2017.

(b)
At August 31, 2014 and November 30, 2013, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(c)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At August 31, 2014 and November 30, 2013, these interest rate swap agreements effectively changed $820 million and $909 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate euro debt. These interest rate swaps settle through March 2025. In addition, at August 31, 2014 and November 30, 2013 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. These interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.

(d)
At August 31, 2014, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these fuel derivatives. At November 30, 2013, we had fuel derivatives consisting of zero cost collars on Brent to cover a portion of our estimated fuel consumption through 2017.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	August 31, 2014
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$98	$(42)	$56	$(3)	$53
Liabilities	$94	$(42)	$52	$(3)	$49

	November 30, 2013
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$137	$(77)	$60	$(7)	$53
Liabilities	$108	$(77)	$31	$(7)	$24
The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive (loss) income were as follows (in millions):

	Three Months Ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Net investment hedges	$3	$(2)	$3	$(4)
Foreign currency zero cost collars – cash flow hedges	$(5)	$(1)	$(11)	$6
Interest rate swaps – cash flow hedges	$(11)	$10	$(26)	$13
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At August 31, 2014 and November 30, 2013, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of August 31, 2014 and November 30, 2013 and for the three and nine months ended August 31, 2014 and 2013 where such impacts were not significant.
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
We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, substantially all sterling. As of August 31, 2014 and November 30, 2013, we have designated $2.4 billion and $2.2 billion, respectively, of our foreign currency intercompany payables as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $209 million and $234 million of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI at August 31, 2014 and November 30, 2013, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and nine months ended August 31, 2014 and 2013, we recognized foreign currency nonderivative transaction gains (losses) of $14 million ($(22) million in 2013) and $(25) million ($83 million in 2013), respectively, in the cumulative translation adjustment component of AOCI.
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
In July 2012, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of P&O Cruises (UK) Britannia’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.83 to the euro, or $304 million, and a weighted-average floor rate of £0.77 to the euro, or $282 million. In June 2014, we entered into foreign currency zero cost collars that are also designated as cash flow hedges for the remaining portion of Britannia’s euro-denominated shipyard payments. These collars also mature in February 2015 at a weighted-average ceiling rate of £0.81 to the euro, or $298 million, and a weighted-average floor rate of £0.79 to the euro, or $291 million. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At August 31, 2014, substantially all of our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild construction payments for a Seabourn and a Princess newbuild, which represent a total unhedged commitment of $1.1 billion.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with floating interest rates, and evaluating our debt portfolio as to whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At August 31, 2014, 61% and 39% (59% and 41% at November 30, 2013) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.
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

All of our derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges; however, hedge accounting is not applied. As part of our fuel derivatives program, we will continue to evaluate various derivative products and strategies.
At August 31, 2014, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2014 (Q4)
	November 2011	528	$85	$114
	February 2012	528	$88	$125
	June 2012	594	$71	$116
	May 2013	432	$85	$108
		2,082			44%
Fiscal 2015
	November 2011	2,160	$80	$114
	February 2012	2,160	$80	$125
	June 2012	1,236	$74	$110
	April 2013	1,044	$80	$111
	May 2013	1,884	$80	$110
		8,484			45%
Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115
		8,724			45%
Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114
		7,104			37%
Fiscal 2018
	January 2014	2,700	$75	$110	14%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not material at August 31, 2014, is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk exposure, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of our significant counterparties is remote.
We also monitor the creditworthiness of travel agencies and tour operators in Europe and Australia and credit card providers to which we extend credit in the normal course of our business. Our credit exposure includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in most of Europe and Australia where we are obligated to extend credit in a like amount to these guests even if we do not receive payment from the travel agents and tour operators. Concentrations of credit risk associated with these receivables and contingent obligations are not considered to be material, primarily due to the large number of unrelated accounts within our customer base, the amount of these contingent obligations and their short maturities. We have experienced only minimal credit losses on our trade receivables and related contingent obligations. We do not normally require collateral or other security to support normal credit sales.
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
Our North America cruise segment includes Carnival Cruise Lines, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa, Cunard, Ibero, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other corporate-wide services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours. Our Tour and Other segment also included two ships that we chartered to an unaffiliated entity. In April 2013, we sold one of these two ships and recognized a $15 million gain as a reduction of Tour and Other operating expenses for the second quarter of 2013. Accordingly subsequent to this 2013 sale, our Tour and Other segment includes only one ship.

Selected information for our segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2014
North America Cruise Brands (a)	$3,035	$1,791	$271	$243	$730
EAA Cruise Brands	1,839	977	163	156	543
Cruise Support	25	(2)	45	6	(24)
Tour and Other (a)	144	84	2	9	49
Intersegment elimination (a)	(96)	(96)	—	—	—
	$4,947	$2,754	$481	$414	$1,298
2013
North America Cruise Brands (a)	$2,975	$1,820	$248	$235	$672
EAA Cruise Brands	1,704	1,133	163	156	239	(b)
Cruise Support	23	(2)	25	7	(7)
Tour and Other (a)	141	83	3	8	47
Intersegment elimination (a)	(117)	(117)	—	—	—
	$4,726	$2,917	$439	$406	$951

	Nine Months Ended August 31,
	Revenues	Operating expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2014
North America Cruise Brands (a)	$7,321	$4,898	$848	$716	$859
EAA Cruise Brands	4,709	2,989	529	465	726
Cruise Support	63	(1)	124	20	(80)
Tour and Other (a)	182	130	6	26	20
Intersegment elimination (a)	(110)	(110)	—	—	—
	$12,165	$7,906	$1,507	$1,227	$1,525
2013
North America Cruise Brands (a)	$7,212	$4,837	$762	$691	$922
EAA Cruise Brands	4,464	3,147	494	449	361	(b)
Cruise Support	73	34	85	18	(64)
Tour and Other (a)	177	113	6	28	30
Intersegment elimination (a)	(128)	(128)	—	—	—
	$11,798	$8,003	$1,347	$1,186	$1,249

(a)
A portion of the North America cruise brands’ segment revenues includes revenues for the tour portion of a cruise when a land tour package is sold along with a cruise by either Holland America Line or Princess. These intersegment tour revenues, which are included in our Tour and Other segment, are eliminated directly against the North America cruise brands’ segment revenues and operating expenses in the line “Intersegment elimination.”

(b)	Includes a $13 million impairment charge related to Ibero’s trademarks.

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Net income for basic and diluted earnings per share	$1,247	$934	$1,338	$1,012
Weighted-average common and ordinary shares outstanding	776	775	776	775
Dilutive effect of equity plans	2	2	2	2
Diluted weighted-average shares outstanding	778	777	778	777
Basic earnings per share	$1.61	$1.20	$1.72	$1.31
Diluted earnings per share	$1.60	$1.20	$1.72	$1.30
Anti-dilutive equity awards excluded from diluted earnings per share computations	3	5	3	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share; net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; net cruise costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill, ship and trademark fair values and outlook. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. These factors include, but are not limited to, the following:

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

•	disruptions and other damages to our information technology and other networks and operations, and breaches in data security;

•	failure to keep pace with developments in technology;

•	competition from and overcapacity in the cruise ship and land-based vacation industry;

•	loss of key personnel or our ability to recruit or retain qualified personnel;

•	union disputes and other employee relation issues;

•	disruptions in the global financial markets or other events that may negatively affect the ability of our counterparties and others to perform their obligations to us;

•	the continued strength of our cruise brands and our ability to implement our brand strategies;

•	additional risks to our international operations not generally applicable to our U.S. operations;

•	geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect;

•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;

•	fluctuations in foreign currency exchange rates;

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

Outlook

On September 23, 2014, we said that we expected our non-GAAP diluted earnings per share for the 2014 fourth quarter and full year to be in the ranges of $0.15 to $0.19 and $1.84 to $1.88, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our 2014 fourth quarter guidance was based on fuel prices of $635 per metric ton. In addition, our guidance was based on 2014 fourth quarter currency rates of $1.30 to the euro, $1.63 to sterling and $0.94 to the Australian dollar. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

For the first half of 2015, cumulative advance bookings are ahead of the prior year at higher prices, and for the full year 2015, we expect net revenue yield growth. For the full year 2015, net cruise costs excluding fuel per available lower berth day (“ALBD”) are expected to increase approximately 3% due primarily to a significantly higher level of dry-dock days scheduled in 2015 to install new air emissions technology as well as other technology designed to improve fuel efficiency. We expect the exhaust gas cleaning system or scrubber technology will be installed on 70% of our fleet by 2016, thus enabling us to meet the 2015 stricter air emissions standards as well as mitigate escalating fuel costs that will result from the new requirements. We anticipate the new regulations will result in higher fuel costs in full year 2015 of approximately $0.10 per share with that increase expected to be reduced by half in 2016 and mostly offset in 2017 based on the system roll-out. Also, in 2016, we will revert back to a lower level of dry-dock days, which will offset approximately two-thirds of the increase in 2015 net cruise costs excluding fuel.

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

Ibero’s Grand Holiday is currently operating and being marketed for sale. At May 31, 2014 and August 31, 2014, Grand Holiday’s estimated undiscounted future cash flows exceeded its net carrying value and, therefore, no ship impairment charge was required. There have not been any events or circumstances subsequent to August 31, 2014 that we believe would require an impairment charge for this ship. However, if Grand Holiday is sold for less than its carrying value, a ship impairment charge will be incurred.

For a discussion of our impairment charge recognized during the second quarter of 2014 for Ibero’s Grand Celebration, as well as the results of our annual goodwill and trademark impairment reviews as of July 31, 2014, see “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements.

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

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
ALBDs (in thousands) (a) (b)	19,671	19,248	56,830	55,220
Occupancy percentage (c)	109.1%	110.7%	104.8%	106.1%
Passengers carried (in thousands)	2,983	2,881	7,943	7,550
Fuel consumption in metric tons (in thousands)	797	807	2,400	2,447
Fuel consumption in metric tons per ALBD	0.041	0.042	0.042	0.044
Fuel cost per metric ton consumed	$650	$674	$654	$678
Currencies
U.S. dollar to €1	$1.35	$1.32	$1.36	$1.32
U.S. dollar to £1	$1.69	$1.54	$1.67	$1.55
U.S. dollar to Australian dollar	$0.94	$0.92	$0.92	$1.00

(a)
ALBD is a standard measure of passenger capacity for the period that we use to approximate rate and capacity variances, based on consistently applied formulas, that we use to perform analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

(b)
For the three months ended August 31, 2014 compared to the three months ended August 31, 2013, we had a 2.2% capacity increase in ALBDs comprised of a 3.9% capacity increase in our North America brands, partially offset by a minor capacity decrease in our EAA brands. Our North America brands’ capacity increase was caused by the full quarter impact from one Princess 3,560-passenger capacity ship delivered in 2014.

For the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013, we had a 2.9% capacity increase in ALBDs comprised of a 4.9% capacity increase in our North America brands, partially offset by a minor capacity decrease in our EAA brands.
Our North America brands’ capacity increase was caused by:

•	the full period impact from one Princess 3,560-passenger capacity ship delivered in 2013;

•	the partial period impact from one Princess 3,560-passenger capacity ship delivered in 2014 and

•	less dry-dock days in 2014 compared to 2013.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2014 (“2014”) Compared to Three Months Ended August 31, 2013 (“2013”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2014 total revenues. Cruise passenger ticket revenues increased by $121 million, or 3.4%, to $3.7 billion in 2014 from $3.6 billion in 2013.

This increase was caused by:

•	$79 million - 2.2% capacity increase in ALBDs;

•	$71 million - increase in cruise ticket pricing and

•	$59 million - translation impact from a weaker U.S. dollar against the euro, sterling and the Australian dollar (“currency impact”).

These increases were partially offset by:

•	$55 million - 1.7 percentage point decrease in occupancy and

•	$32 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 25% of 2014 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $97 million, or 9.8%, to $1.1 billion in 2014 from $987 million in 2013.

This increase was principally due to:

•	$48 million - higher onboard spending by our guests;

•	$22 million - 2.2% capacity increase in ALBDs and

•	$12 million - currency impact.

These increases were partially offset by:

•	$15 million - 1.7 percentage point decrease in occupancy.

Onboard and other revenues included concession revenues of $335 million in 2014 and $336 million in 2013.

North America Brands

Cruise passenger ticket revenues made up 75% of our 2014 total revenues. Cruise passenger ticket revenues of $2.2 billion in 2014 were essentially flat compared to 2013.

There were increases caused by:

•	$85 million - 3.9% capacity increase in ALBDs and

•	$14 million - increase in cruise ticket pricing.

These increases were offset by:

•	$56 million - 2.8 percentage point decrease in occupancy and

•	$41 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 25% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $82 million, or 12%, to $742 million in 2014 from $660 million in 2013.  This increase was primarily due to higher onboard spending by our guests, which accounted for $41 million, and our 3.9% capacity increase in ALBD, which accounted for $26 million, partially offset by a 2.8 percentage point decrease in occupancy, which accounted for $17 million. Onboard and other revenues included concession revenues of $226 million in 2014 and $229 million in 2013.

EAA Brands

Cruise passenger ticket revenues made up 83% of our 2014 total revenues. Cruise passenger ticket revenues increased by $123 million, or 8.8%, to $1.5 billion in 2014 from $1.4 billion in 2013. This increase was substantially due to an increase in currency impact, which accounted for $59 million, and an increase in cruise ticket pricing, which accounted for $57 million. Our cruise ticket pricing increase was driven by improvements at our continental European brands.

The remaining 17% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $12 million, or 4.0%, to $315 million in 2014 from $303 million in 2013. This increase was caused by an increase in currency impact, which accounted for $12 million. Onboard and other revenues included concession revenues of $109 million in 2014 and $107 million in 2013.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $163 million, or 5.6%, to $2.8 billion in 2014 from $2.9 billion in 2013.

This decrease was caused by:

•	$176 million - nonrecurrence in 2014 of impairment charges related to Costa Classica and Costa Voyager;

•	$39 million - decrease in air transportation costs related to guests who purchased their tickets from us;

•	$38 million - lower dry-dock and other ship repair and maintenance expenses;

•	$19 million - lower fuel prices;

•	$18 million - lower fuel consumption per ALBD and

•	$16 million - 1.7 percentage point decrease in occupancy.

These decreases were partially offset by:

•	$62 million - 2.2% capacity increase in ALBDs;

•	$33 million - currency impact and

•	$48 million - various other operating expenses, net.

Selling and administrative expenses increased by $42 million, or 9.6%, to $481 million in 2014 from $439 million in 2013.

Depreciation and amortization expenses increased by $8 million, or 2.0%, to $414 million in 2014 from $406 million in 2013.

Our total costs and expenses as a percentage of revenues decreased to 73.8% in 2014 from 79.9% in 2013. Our total costs and expenses as a percentage of revenues decreased to 73.8% in 2014 from 76.2% in 2013, excluding the 2013 ship impairment charges related to Costa Classica and Costa Voyager.

North America Brands

Operating costs and expenses decreased slightly by $8 million and remained at $1.7 billion in both 2014 and 2013.

This decrease was caused by:

•	$44 million - decrease in air transportation costs related to guests who purchased their tickets from us;

•	$32 million - lower dry-dock and other ship repair and maintenance expenses;

•	$18 million - 2.8 percentage point decrease in occupancy;

•	$15 million - lower fuel prices and

•	$10 million - lower fuel consumption per ALBD.

These decreases were partially offset by:

•	$66 million - 3.9% capacity increase in ALBDs and

•	$45 million - various other operating expenses, net.

Our total costs and expenses as a percentage of revenues decreased to 75.2% in 2014 from 76.5% in 2013.

EAA Brands

Operating costs and expenses decreased by $156 million, or 14%, to $977 million in 2014 from $1.1 billion in 2013.

This decrease was caused by:

•	$176 million - nonrecurrence in 2014 of impairment charges related to Costa Classica and Costa Voyager;

•	$9 million - lower fuel consumption per ALBD and

•	$28 million - various other operating expenses, net.

These decreases were partially offset by:

•	$33 million - currency impact and

•	$24 million - increases in commissions, transportation and other related expenses.

Our total costs and expenses as a percentage of revenues decreased to 70.5% in 2014 from 86.0% in 2013. Our total costs and expenses as a percentage of revenues decreased to 70.5% in 2014 from 75.6% in 2013, excluding the 2013 ship impairment charges related to Costa Classica and Costa Voyager.

Operating Income

Our consolidated operating income increased by $347 million, or 36%, to $1.3 billion in 2014 from $951 million in 2013. Our North America brands’ operating income increased by $58 million, or 8.6%, to $730 million in 2014 from $672 million in 2013, and our EAA brands’ operating income increased by $304 million, or 127%, to $543 million in 2014 from $239 million in 2013. These changes were primarily due to the reasons discussed above.

Nonoperating Income

Net gains on fuel derivatives were $15 million and $64 million in 2014 and 2013, respectively.

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
In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2014 periods’ currency exchange rates have remained constant with the 2013 periods’ rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on the translation of our EAA brands. We believe that this is a useful measure since it facilitates a comparative view of the changes in our business in a fluctuating currency exchange rate environment.
We believe that the trademark and other impairment charges recognized in the three and nine months ended August 31, 2013 are special charges and, therefore, are not an indication of our future earnings performance. As such, we believe it is more meaningful for these impairment charges to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP earnings per share excluding these impairment charges.
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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended August 31,
	2014	2014 Constant Dollar	2013

Passenger ticket revenues	$3,719	$3,659	$3,598
Onboard and other revenues	1,084	1,072	987
Gross cruise revenues	4,803	4,731	4,585
Less cruise costs
Commissions, transportation and other	(638)	(628)	(654)
Onboard and other	(165)	(163)	(144)
	(803)	(791)	(798)
Net passenger ticket revenues	3,081	3,031	2,944
Net onboard and other revenues	919	909	843
Net cruise revenues	$4,000	$3,940	$3,787
ALBDs	19,671,265	19,671,265	19,248,129
Gross revenue yields	$244.14	$240.52	$238.20
% increase vs. 2013	2.5%	1.0%
Net revenue yields	$203.35	$200.30	$196.79
% increase vs. 2013	3.3%	1.8%
Net passenger ticket revenue yields	$156.62	$154.08	$152.96
% increase vs. 2013	2.4%	0.7%
Net onboard and other revenue yields	$46.74	$46.23	$43.83
% increase vs. 2013	6.6%	5.5%
Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended August 31,
	2014	2014 Constant Dollar	2013

Cruise operating expenses	$2,670	$2,637	$2,834
Cruise selling and administrative expenses	479	473	436
Gross cruise costs	3,149	3,110	3,270
Less cruise costs included above
Commissions, transportation and other	(638)	(628)	(654)
Onboard and other	(165)	(163)	(144)
Ship impairments	—	—	(176)
Net cruise costs	2,346	2,319	2,296
Less fuel	(518)	(518)	(544)
Net cruise costs excluding fuel	$1,828	$1,801	$1,752
ALBDs	19,671,265	19,671,265	19,248,129
Gross cruise costs per ALBD	$160.11	$158.08	$169.89
% decrease vs. 2013	(5.8)%	(7.0)%
Net cruise costs per ALBD	$119.32	$117.86	$119.34
% decrease vs. 2013	0.0%	(1.2)%
Net cruise costs excluding fuel per ALBD	$92.97	$91.51	$91.09
% increase vs. 2013	2.1%	0.5%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	August 31,
	2014	2013
Net income - diluted
U.S. GAAP net income	$1,247	$934
Ship impairments	—	176
Trademark and other impairment charges	—	27	(a)
Unrealized gains on fuel derivatives, net	(15)	(64)
Non-GAAP net income	$1,232	$1,073
Weighted-average shares outstanding - diluted	778	777

Earnings per share - diluted
U.S. GAAP earnings per share	$1.60	$1.20
Ship impairments	—	0.23
Trademark and other impairment charges	—	0.03
Unrealized gains on fuel derivatives, net	(0.02)	(0.08)
Non-GAAP earnings per share	$1.58	$1.38

(a)	Includes impairments of $13 million for Ibero's remaining trademarks and $14 million related to an investment.

Net cruise revenues increased by $213 million, or 5.6%, to $4.0 billion in 2014 from $3.8 billion in 2013. This increase was caused by our 2.2% capacity increase in ALBDs, which accounted for $83 million, a 1.8% increase in constant dollar net revenue yields, which accounted for $68 million, and the currency impact, which accounted for $60 million. The 1.8% increase in net revenue yields on a constant dollar basis, despite a 1.7 percentage point decrease in occupancy, was caused by a slight increase in net passenger ticket revenue yields and a 5.5% increase in net onboard and other revenue yields. The slight increase in net passenger ticket revenue yields was driven by improvements at our continental European brands, partially offset by our North America brands' continued promotional pricing environment in the Caribbean resulting from the large increase in cruise industry capacity. The 5.5% increase in net onboard and other revenue yields resulted from a 6.1% increase from our North America brands and a 2.3% increase from our EAA brands, which included increases in substantially all net onboard and other revenue categories. Gross cruise revenues increased by $218 million, or 4.8%, to $4.8 billion in 2014 from $4.6 billion in 2013 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased by $76 million, or 4.3%, and remained at $1.8 billion in both 2014 and 2013. This increase was caused by our 2.2% capacity increase in ALBDs, which accounted for $39 million, the currency impact, which accounted for $29 million, and a slight increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $8 million.

Fuel costs decreased by $26 million, or 4.8%, to $518 million in 2014 from $544 million in 2013. This was caused by lower fuel prices, which accounted for $19 million, and lower fuel consumption per ALBD, which accounted for $18 million, partially offset by our 2.2% capacity increase in ALBDs, which accounted for $12 million.

Gross cruise costs decreased by $121 million, or 3.7%, to $3.1 billion in 2014 from $3.3 billion in 2013 for principally the same reasons as discussed above.

Nine Months Ended August 31, 2014 (“2014”) Compared to Nine Months Ended August 31, 2013 (“2013”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2014 total revenues. Cruise passenger ticket revenues increased by $193 million, or 2.2%, to $9.1 billion in 2014 from $9.0 billion in 2013.

This increase was caused by:

•	$261 million - 2.9% capacity increase in ALBDs and

•	$152 million - translation impact from a weaker U.S. dollar against the euro and sterling, net of a stronger U.S. dollar against the Australian dollar ("net currency impact").

These increases were partially offset by:

•	$112 million - 1.3 percentage point decrease in occupancy and

•	$91 million - decrease in cruise ticket pricing.

The remaining 25% of 2014 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $169 million, or 6.3%, to $2.8 billion in 2014 from $2.7 billion in 2013.

This increase was caused by:

•	$78 million - 2.9% capacity increase in ALBDs;

•	$53 million - higher onboard spending by our guests;

•	$27 million - net currency impact and

•	$20 million - higher other third-party revenues.

These increases were partially offset by:

•	$33 million - 1.3 percentage point decrease in occupancy.
Onboard and other revenues included concession revenues of $841 million in 2014 and $842 million in 2013.

North America Brands

Cruise passenger ticket revenues made up 73% of our 2014 total revenues. Cruise passenger ticket revenues decreased slightly by $30 million and remained at $5.3 billion in both 2014 and 2013.
This decrease was caused by:

•	$128 million - 2.6 percentage point decrease in occupancy;

•	$106 million - decrease in cruise ticket pricing and

•	$45 million - decrease in air transportation revenues from guests who purchased their tickets from us.
These decreases were partially offset by:

•	$261 million - 4.9% capacity increase in ALBDs.
Our cruise ticket pricing decrease was driven by the continued promotional pricing environment in the Caribbean resulting from the large increase in cruise industry capacity.

The remaining 27% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $157 million, or 8.8%, to $1.9 billion in 2014 from $1.8 billion in 2013.

This increase was caused by:

•	$87 million - 4.9% capacity increase in ALBDs;

•	$49 million - higher onboard spending by our guests and

•	$27 million - higher other third-party revenues.

These increases were partially offset by:

•	$43 million - 2.6 percentage point decrease in occupancy.
Onboard and other revenues included concession revenues of $560 million in both 2014 and 2013.

EAA Brands

Cruise passenger ticket revenues made up 82% of our 2014 total revenues. Cruise passenger ticket revenues increased by $225 million, or 6.2%, to $3.9 billion in 2014 from $3.6 billion in 2013.

This increase was caused by:

•	$152 million - net currency impact;

•	$42 million - increase in air transportation revenues from guests who purchased their tickets from us;

•	$21 million - slight percentage point increase in occupancy and

•	$15 million - increase in cruise ticket pricing.
The remaining 18% of 2014 total revenues were comprised of onboard and other cruise revenues, which increased by $22 million, or 2.7%, to $840 million in 2014 from $818 million in 2013. This increase was caused by an increase in net currency impact, which accounted for $27 million. Onboard and other revenues included concession revenues of $280 million in 2014 and $282 million in 2013.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $97 million, or 1.2%, to $7.9 billion in 2014 from $8.0 billion in 2013.

This decrease was caused by:

•	$176 million - nonrecurrence in 2014 of impairment charges related to Costa Classica and Costa Voyager;

•	$80 million - lower fuel consumption per ALBD;

•
$62 million - decreases in commissions, transportation and other related expenses principally due to lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$58 million - lower fuel prices;

•	$53 million - nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions, net of third-party insurance recoverables of $14 million;

•	$37 million - gain from the sale of Costa Voyager and

•	$36 million - 1.3 percentage point decrease in occupancy.

These decreases were partially offset by:

•	$230 million - 2.9% capacity increase in ALBDs;

•	$95 million - net currency impact;

•	$39 million - higher dry-dock and other ship repair and maintenance expenses;

•	$22 million - impairment charge related to Grand Celebration and

•	$15 million - nonrecurrence in 2014 of a gain in our Tour and Other segment from the 2013 sale of a former Holland America Line ship, which was on charter to an unaffiliated entity.

Selling and administrative expenses increased by $160 million, or 12%, to $1.5 billion in 2014 from $1.3 billion in 2013. The increase was primarily due to higher advertising spend, which accounted for $42 million, our 2.9% capacity increase in ALBDs, which accounted for $39 million, and the net currency impact, which accounted for $20 million.

Depreciation and amortization expenses increased by $41 million, or 3.5%, and remained at $1.2 billion in both 2014 and 2013.

Our total costs and expenses as a percentage of revenues decreased to 87.5% in 2014 from 89.4% in 2013.

North America Brands

Operating costs and expenses increased by $79 million, or 1.7%, to $4.8 billion in 2014 from $4.7 billion in 2013.

This increase was caused by:

•	$232 million - 4.9% capacity increase in ALBDs;

•	$39 million - nonrecurrence in 2014 of an intersegment transaction, which was fully offset in our Cruise Support segment;

•	$36 million - higher dry-dock and other ship repair and maintenance expenses and

•	$45 million - various other operating expenses, net.

These increases were partially offset by:

•
$90 million - decreases in commissions, transportation and other related expenses caused by lower cruise ticket pricing and a decrease in air transportation costs related to guests who purchased their tickets from us;

•	$53 million - nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions, net of third-party insurance recoverables of $14 million;

•	$44 million - lower fuel consumption per ALBD;

•	$44 million - lower fuel prices and

•	$42 million - 2.6 percentage point decrease in occupancy.

Selling and administrative expenses increased by $86 million, or 11%, to $848 million in 2014 from $762 million in 2013. The increase was substantially due to higher advertising spend, which accounted for $40 million, and our 4.9% capacity increase in ALBDs, which accounted for $38 million.

Our total costs and expenses as a percentage of revenues increased to 88.1% in 2014 from 87.0% in 2013.

EAA Brands

Operating costs and expenses decreased by $158 million, or 5.0%, to $3.0 billion in 2014 from $3.1 billion in 2013.

This decrease was caused by:

•	$176 million - nonrecurrence in 2014 of impairment charges related to Costa Classica and Costa Voyager;

•	$38 million - lower fuel consumption per ALBD;

•	$37 million - gain from the sale of Costa Voyager;

•	$15 million - lower fuel prices and

•	$42 million - various other operating expenses, net.

These decreases were partially offset by:

•	$95 million - net currency impact;

•	$33 million - increase in air transportation costs related to guests who purchased their tickets from us and

•	$22 million - impairment charge related to Grand Celebration.

Our total costs and expenses as a percentage of revenues decreased to 84.6% in 2014 from 91.9% in 2013.

Operating Income

Our consolidated operating income increased by $276 million, or 22%, to $1.5 billion in 2014 from $1.2 billion in 2013. Our North America brands’ operating income decreased by $63 million, or 6.8%, to $859 million in 2014 from $922 million in 2013, and our EAA brands’ operating income increased by $365 million, or 101%, to $726 million in 2014 from $361 million in 2013. These changes were primarily due to the reasons discussed above.

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Nine Months Ended August 31,
	2014	2014 Constant Dollar	2013

Passenger ticket revenues	$9,144	$8,992	$8,951
Onboard and other revenues	2,839	2,812	2,670
Gross cruise revenues	11,983	11,804	11,621
Less cruise costs
Commissions, transportation and other	(1,779)	(1,745)	(1,777)
Onboard and other	(392)	(388)	(385)
	(2,171)	(2,133)	(2,162)
Net passenger ticket revenues	7,365	7,247	7,174
Net onboard and other revenues	2,447	2,424	2,285
Net cruise revenues	$9,812	$9,671	$9,459
ALBDs	56,829,605	56,829,605	55,220,366
Gross revenue yields	$210.85	$207.70	$210.44
% increase (decrease) vs. 2013	0.2%	(1.3)%
Net revenue yields	$172.65	$170.17	$171.28
% increase (decrease) vs. 2013	0.8%	(0.6)%
Net passenger ticket revenue yields	$129.60	$127.53	$129.91
% decrease vs. 2013	(0.2)%	(1.8)%
Net onboard and other revenue yields	$43.05	$42.65	$41.37
% increase vs. 2013	4.1%	3.1%
Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Nine Months Ended August 31,
	2014	2014 Constant Dollar	2013
Cruise operating expenses	$7,776	$7,681	$7,890
Cruise selling and administrative expenses	1,501	1,481	1,341
Gross cruise costs	9,277	9,162	9,231
Less cruise costs included above
Commissions, transportation and other	(1,779)	(1,745)	(1,777)
Onboard and other	(392)	(388)	(385)
Gains (loss) on ship sales and ship impairments, net	15	14	(178)
Net cruise costs	7,121	7,043	6,891
Less fuel	(1,569)	(1,569)	(1,659)
Net cruise costs excluding fuel	$5,552	$5,474	$5,232
ALBDs	56,829,605	56,829,605	55,220,366
Gross cruise costs per ALBD	$163.24	$161.21	$167.17
% decrease vs. 2013	(2.4)%	(3.6)%
Net cruise costs per ALBD	$125.29	$123.93	$124.79
% increase (decrease) vs. 2013	0.4%	(0.7)%
Net cruise costs excluding fuel per ALBD	$97.69	$96.32	$94.76
% increase vs. 2013	3.1%	1.6%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Nine Months Ended
	August 31,
	2014		2013
Net income - diluted
U.S. GAAP net income	$1,338		$1,012
(Gains) on ship sales and ship impairments, net	(15)	(a)	163	(b)
Trademark and other impairment charges	—		27
Unrealized gains on fuel derivatives, net	(8)		(5)
Non-GAAP net income	$1,315		$1,197
Weighted-average shares outstanding - diluted	778		777

Earnings per share - diluted
U.S. GAAP earnings per share	$1.72		$1.30
(Gains) loss on ship sales and ship impairments, net	(0.02)	(a)	0.21	(b)
Trademark and other impairment charges	—		0.03
Unrealized gains on fuel derivatives, net	(0.01)		—
Non-GAAP earnings per share	$1.69		$1.54

(a)	Represents a $37 million gain from the sale of Costa Voyager, partially offset by an impairment charge of $22 million related to Grand Celebration.

(b)
Substantially due to $176 million of impairment charges related to Costa Classica and Costa Voyager, partially offset by a $15 million gain in our Tour and Other segment from the sale of a former Holland America Line ship, which was on charter to an unaffiliated entity.

Net cruise revenues increased by $353 million, or 3.7%, to $9.8 billion in 2014 from $9.5 billion in 2013. This increase was caused by our 2.9% capacity increase in ALBDs, which accounted for $276 million, and the net currency impact, which accounted for $140 million, partially offset by a slight decrease in constant dollar net revenue yields, which accounted for $63 million. The slight decrease in net revenue yields on a constant dollar basis was caused by a 1.8% decrease in net passenger ticket revenue yields, partially offset by a 3.1% increase in net onboard and other revenue yields. The 1.8% decrease in net passenger ticket revenue yields was caused by a 3.9% net yield decrease from our North America brands’ continued promotional pricing environment in the Caribbean resulting from the large increase in cruise industry capacity, partially offset by a 1.5% net yield increase from our EAA brands, which was driven by improvements at our continental European brands. The 3.1% increase in net onboard and other revenue yields resulted from a 3.6% increase from our North America brands and a 2.4% increase from our EAA brands. Gross cruise revenues increased by $362 million, or 3.1%, to $12.0 billion in 2014 from $11.6 billion in 2013 for largely the same reasons as discussed above.

Net cruise costs excluding fuel increased by $320 million, or 6.1%, to $5.6 billion in 2014 from $5.2 billion in 2013. The increase was caused by our 2.9% capacity increase in ALBDs, which accounted for $152 million, a 1.6% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $89 million, and the net currency impact, which accounted for $78 million.

The 1.6% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by:

•	$42 million - higher advertising spend;

•	$39 million - higher dry-dock and other ship repair and maintenance expenses and

•	$61 million - various other operating expenses, net.

These increases were partially offset by:

•	$53 million - nonrecurrence in 2014 of additional costs and expenses related to the 2013 voyage disruptions, net of third-party insurance recoverables of $14 million.

Fuel costs decreased by $90 million, or 5.4%, to $1.6 billion in 2014 from $1.7 billion in 2013. This was caused by lower fuel consumption per ALBD, which accounted for $80 million, and lower fuel prices, which accounted for $58 million, partially offset by our 2.9% capacity increase in ALBDs, which accounted for $48 million.

Gross cruise costs increased slightly by $46 million to $9.3 billion in 2014 from $9.2 billion in 2013 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund all of our capital investments. Over time, we expect to have higher levels of free cash flow, which we intend to return to shareholders in the form of additional dividends and opportune share buybacks. We are also committed to maintaining our strong investment grade credit ratings. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread over a number of years.

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

At August 31, 2014, we had a working capital deficit of $5.5 billion. This deficit included $3.1 billion of current customer deposits, which represent the passenger revenues already collected for cruises departing over the next twelve months and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our August 31, 2014 working capital deficit also included $1.9 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our August 31, 2014 working capital deficit balance, our non-GAAP adjusted working capital deficit was $424 million. Our business model, along with our unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.

At November 30, 2013, the U.S. dollar was $1.63 to sterling, $1.36 to the euro and $0.91 to the Australian dollar. Had these November 30, 2013 currency exchange rates been used to translate our August 31, 2014 non-U.S. dollar functional currency operations’ assets and liabilities instead of the August 31, 2014 U.S. dollar exchange rates of $1.66 to sterling, $1.31 to the euro and $0.93 to the Australian dollar, our total assets and liabilities would have been higher by $295 million and $160 million, respectively.

Sources and Uses of Cash

Our business provided $2.8 billion of net cash from operations during the nine months ended August 31, 2014, an increase of $434 million, or 18%, compared to $2.4 billion for the same period in 2013. This increase was caused by less cash being used for our working capital needs and more cash being provided from our operating results.
During the nine months ended August 31, 2014, our expenditures for capital projects were $1.7 billion, of which $897 million was spent on our ongoing new shipbuilding program, primarily for Regal Princess. In addition to our new shipbuilding program, we had capital expenditures of $551 million for ship improvements and replacements and $230 million for buildings and improvements, information technology and other assets. Furthermore, during the nine months ended August 31, 2014, we sold Costa Voyager and received $42 million in cash proceeds.
During the nine months ended August 31, 2014, we borrowed a net $95 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period. In addition, during the nine months ended August 31, 2014 we repaid $1.5 billion of long-term debt, including early repayments of $339 million of two bank loans and $409 million of two export credit facilities. Furthermore, during the nine months ended August 31, 2014, we borrowed $829 million of new long-term debt under an export credit facility and a bank loan. Finally, during the nine months ended August 31, 2014, we paid cash dividends of $582 million.

Future Commitments and Funding Sources

Our contractual cash obligations as of August 31, 2014 have changed compared to November 30, 2013 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.” In addition, during the nine months ended August 31, 2014, we entered into an agreement with Fincantieri shipyard for the construction of one ship for Princess. At August 31, 2014, this newbuild has an all-in euro-denominated aggregate cost of approximately $0.8 billion and is expected to be the only newbuild scheduled to be delivered in 2017.

The year-over-year percentage increase in our capacity for the fourth quarter of 2014 is expected to be 2.4%. The year-over-year percentage increases in our annual capacity for 2014, 2015, 2016 and 2017 are currently expected to be 2.8%, 2.5%, 4.2% and 3.3%, respectively. These percentage increases are expected to result primarily from contracted new ships entering service, partially offset by Costa Voyager and Seabourn Pride having left the fleet in November 2013 and April 2014, respectively, Grand Holiday leaving the fleet by the end of 2014 and Seabourn Legend and Seabourn Spirit leaving the fleet by May 2015.

At August 31, 2014, we had liquidity of $6.5 billion. Our liquidity consisted of $212 million of cash and cash equivalents, which excludes $224 million of cash used for current operations, $3.2 billion available for borrowing under our revolving credit facilities, net of our commercial paper borrowings, and two undrawn bank loans, and $3.1 billion under our committed future financings, which are comprised of ship export credit facilities. Of this $3.1 billion, $0.5 billion, $1.0 billion, and $1.6 billion are scheduled to be funded in 2014, 2015 and 2016, respectively. At August 31, 2014, substantially all of our revolving credit facilities were scheduled to mature in 2019, except for $300 million that matures in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2013 Form 10-K. At August 31, 2014, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

At August 31, 2014, 68% and 32% (69% and 31% at November 30, 2013) of our debt was U.S. dollar- and euro-denominated, respectively, including the effect of foreign currency swaps.

During the nine months ended August 31, 2014, we entered into zero cost collar fuel derivatives for 4.5 million barrels of Brent to cover a portion of our estimated fuel consumption for 2017 and 2018. See “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements for additional discussion of these fuel derivatives. At August 31, 2014, the estimated fair value of our outstanding fuel derivative contracts was an asset of $51 million.

During June 2014, we entered into foreign currency zero cost collars that are designated as cash flow hedges for the remaining unhedged portion of P&O Cruises (UK) Britannia’s euro-denominated shipyard payments. These collars mature in February 2015 at a weighted-average ceiling rate of £0.81 to the euro, or $298 million, and a weighted-average floor rate of £0.79 to the euro, or $291 million.

For a further discussion of our hedging strategies and market risks, see “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2013 Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2014, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the case of Sandoval v. Carnival Corporation, on September 15, 2014 the Court issued an order granting the defendants’ motion to dismiss the case based on the forum non conveniens doctrine. The case was originally filed on June 25, 2012 in the United States District Court for the Central District of California naming as defendants Carnival Corporation, Costa Crociere S.p.A., Micky Arison, Howard Frank, Arnold Donald, Joseph Farcus and Joseph Farcus, Architect P.A. The plaintiffs had alleged claims for design defect, negligent training and operations and gross negligence stemming from the January 2012 Costa Concordia incident.

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

A. Repurchase Authorizations

In September 2007, our Boards of Directors authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). In January 2013, the Boards of Directors increased the remaining $165 million under the Repurchase Program back to $1 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the nine months ended August 31, 2014, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. Since March 2013, the remaining availability under the Repurchase Program has been $975 million.

In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At September 24, 2014, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 32.0 million shares of Carnival Corporation common stock.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’

transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at September 24, 2014. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 32.0 million shares remaining at September 24, 2014. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.

During the nine months ended August 31, 2014, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009
3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/2009
Material contracts
10.1
Amendment and Restatement Agreement dated June 16, 2014 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited as facilities agent and a syndicate of financial institutions.
X
10.2*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, as filed with the Securities and Exchange Commission on October 3, 2014 formatted in XBRL, are as follows:

(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2014 and 2013;	X
(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2014 and 2013;	X
(iii) the Consolidated Balance Sheets at August 31, 2014 and November 30, 2013;	X
(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and 2013 and	X
(v) the notes to the consolidated financial statements, tagged in summary and detail.	X

*	Indicates a compensation plan.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

Date: October 3, 2014	Date: October 3, 2014