Form 10-K
period 2014-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2015-01-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K
______________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 001-9610	Commission file number: 001-15136

Carnival Corporation	Carnival plc
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Republic of Panama	England and Wales
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

59-1562976	98-0357772
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428	Carnival House, 100 Harbour Parade, Southampton SO15 1ST, United Kingdom
(Address of principal executive offices and zip code)	(Address of principal executive offices and zip code)

(305) 599-2600	011 44 23 8065 5000
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Title of each class
Common Stock ($0.01 par value)	Ordinary Shares each represented by American Depositary Shares ($1.66 par value), Special Voting Share, GBP 1.00 par value and Trust Shares of beneficial interest in the P&O Princess Special Voting Trust

Name of each exchange on which registered	Name of each exchange on which registered
New York Stock Exchange, Inc.	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
Yes ☑    No ☐

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or small reporting companies. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filers	☑	Accelerated Filers	☐

Non-Accelerated Filers	☐	Smaller Reporting Companies	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $16.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $7.4 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 20, 2015, Carnival Corporation had outstanding 592,688,153 shares of its Common Stock, $0.01 par value.
At January 20, 2015, Carnival plc had outstanding 216,052,515 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 592,688,153 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2014

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2014 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2014 Annual Report on Form 10-K (“Form 10-K”).

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

Item 6. Selected Financial Data.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2015 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

We are among the most profitable and financially strong leisure travel companies in the world with a market capitalization of $36 billion at January 22, 2015. We are the largest cruise company with a global market share of 48% based on the number of guests carried and a leading provider of vacations to all major cruise destinations throughout the world (see Part I, Item 1. Business. "C. Our Global Cruise Business – Cruise Programs”). We operate 100 cruise ships within a portfolio of nine leading global, regional and national cruise brands that sell tailored cruise products, services and vacation experiences in all the world’s most important vacation markets. We believe having global and regional brands that are predominately serving multiple source markets and national brands that are predominately serving major source markets provides us with a unique advantage to compete within the entire leisure market for consumers' discretionary vacation spending. The descriptions of the principal vacation markets where we source substantially all of our guests and our brands that market primarily to these vacationers are discussed in Part I, Item1. Business. C. “ Our Global Cruise Business – North America” and “ Our Global Cruise Business – Europe, Australia & Asia.”

II.	Vision, Goals and Related Strategies

Our vision is to deliver unmatched joyful vacation experiences and breakthrough total shareholder returns by exceeding guest expectations and achieving the full benefits inherent in our scale. We believe our portfolio of global, regional and national brands is instrumental to us achieving our vision and maintaining our cruise industry leadership positions, which includes having a leading cruise brand selling in each of our primary source markets targeting specific guest segments.  Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital, reaching double digit returns in the next three to four years, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund our capital investments. Our goal is to return "excess free cash flows" (defined as cash flows from operations less investing activities and regularly scheduled quarterly dividends) to our shareholders in the form of additional dividends and/or share buybacks. In addition, we are committed to maintaining our strong investment grade credit ratings, which are among the highest in the leisure travel industry.

To reach our primary financial goals, we have started to implement various demand creating initiatives as we strive to create additional demand for our brands that far outpaces supply, ultimately leading to higher revenue yields. We have also identified opportunities that are aimed at increasing our pricing, enhancing our cruise products and services and optimizing our cost structure while preserving the unique identities of our individual brands. We are making significant investments to gain further insight into our guests’ decision making by evaluating data included in our global database of guests to identify vacationers’ needs and wants and to analyze their purchasing behaviors. We are also implementing strategies to grow demand by increasing consumer awareness and consideration of our cruise brands through advertising.

Furthermore, we identified new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies, improving our pricing models and increasing the brands’ coordination of our global fleet deployments. We have tools that enable us to perform customer segmentation analyses, evaluate our guests’ decision making process and identify new market growth opportunities to expand our customer base. We are also implementing new initiatives to strengthen our onboard revenue programs, such as expanding our onboard retail shop offerings and enhancing our bar and casino programs. In addition, we are adding new home ports in selected geographic areas to provide easier access and to reduce travel costs in order to attract more first-time cruisers.

We believe that we have significant opportunities to continue to grow our presence in China due to its large and growing middle-class population and expansion of their international tourism. It is estimated that Chinese cruise demand will increase to 1.6 million annual cruisers by 2020. The Chinese government has expressed a strong desire to transform China into a leading global cruise market and is making substantial investments in cruise-related infrastructure. Due to the high strategic importance we place on the China cruise market, in 2014 we relocated our Chief Operations Officer to China to more closely oversee our brands’ strategic initiatives, coordinate our growth strategy in China and the surrounding markets and liaise with Chinese government officials. With the introduction of Costa Serena in 2015, we will have four ships home ported in China, which will represent a 140% increase in guest capacity over a two-year period and will offer our Chinese guests diversified cruise products with two brands targeting two different segments of travelers. As we execute our strategy to accelerate growth in China, we have the benefit of eight years of local experience to help guide our expansion and enhance our cruise products and services and make them even more attractive to our Chinese guests. As part of our China cruise strategy, we are exploring opportunities aimed at the development of a domestic cruise company and the formation of a domestic cruise shipbuilding company, as well as port development, talent development and training, enhanced relationships with our distribution partners and sharing of supply chain and logistics expertise.

With 100 ships and 10.6 million guests in 2014, we have the scale to optimize our structure by utilizing our combined purchasing volumes and common technologies and implementing cross-brand initiatives aimed at cost containment. For example, we have common reservation systems, shared data centers, shared port facilities and are working on cross-brand contracting for food and beverages, air travel, hotel supplies, port and manning agency services, advertising and promotions, shore excursions and technical operations to further utilize the scale of our combined purchases.

While we are well underway with certain initiatives and are already beginning to see their positive results, some of our initiatives will take longer to realize their full benefits due to our size and the nature of the cruise industry. Our strategic initiatives demonstrate the benefits of communicating, coordinating and collaborating across our brands and will help us fulfill our vision.

Our vision is based on four key pillars:

•	Health, environment, safety, security and sustainability,

•	Guests,

•	Employees and

•	Shareholders and other stakeholders

Health, Environment, Safety, Security and Sustainability

We consider health, environment, safety, security and sustainability matters to be core guiding principles. Our uncompromising commitment to the safety and comfort of our guests and crew is paramount to the success of our business. We are committed to operating a safe and reliable fleet and protecting the health, safety and security of our guests, employees and all others working on our behalf, thereby promoting an organization that is free of injuries, illness and loss. We continue to focus on further enhancing the safety measures onboard all of our ships. We are also devoted to protecting the environment in which our vessels sail and the communities in which we operate. We are dedicated to fully complying with, or exceeding, all relevant legal and statutory requirements related to health, environment, safety, security and sustainability throughout our business.

We are developing a company-wide safety management system that standardizes our maritime related policies, procedures and processes and are increasing the amount of maritime safety, ship command and engine room management training for our shipboard officers at our expanding global training facility in the Netherlands. We are also updating our processes, systems and training surrounding fire prevention, detection and suppression. Furthermore, we continue to make investments in our ships’ maritime systems to improve their safety and reliability, which also allows us to operate them more efficiently and sustainably.

As a result of our efficiency improvements and initiatives, we have reduced our unit fuel consumption by almost 5% in 2014 and 25% since 2007 and have achieved our stated goal of delivering a 20% reduction (per unit) in the intensity of carbon dioxide emissions from our shipboard operations one year prior to our target date. We are currently developing new goals aimed at protecting the environment and further reducing our fuel consumption. We are installing new exhaust gas cleaning systems on our ships to achieve environmental objectives and mitigate the financial impact of the new 2015 low sulfur regulatory requirements. In addition, we are also implementing a series of new energy saving technology initiatives across our fleet in areas such as propulsion, air conditioning and waste heat recovery systems as well as more efficient lighting in order to help reduce our carbon footprint and costs.

Guests

Our goal is to consistently exceed our guests’ expectations while providing them with a wide variety of exceptional vacation experiences.  We believe that we can achieve this goal by continually focusing our efforts on helping our guests choose the cruise brand that will meet their unique needs and desires, improving their overall vacation experiences and building state-of-the-art ships with innovative onboard offerings and unequaled guest services.

Our nine unique brands with worldwide sourcing of guests and diverse itinerary options allow us to expand our offerings to our ever increasing past guest base, while continuing to grow our business through the acquisition of new guests in established and emerging markets. Our leading vacation destination experiences, including those at our unique private islands, such as Half Moon Cay and Princess Cays®, and company-owned ports, such as those in Cozumel, Mexico and Roatan, Honduras, as well as preferential access to other leading destinations, support our portfolio of first-choice cruise brands. Our cruise products and services are tailored to specific geographic areas and lifestyles, which allows us to penetrate each geographic area more effectively. We are conducting psychographic segmentation studies, including qualitative and quantitative surveys and analyses, to gain a more insightful and impactful understanding of our guests’ needs, wants and expectations. We will then target our advertising and promotions toward these specific guest segments in order to drive demand for our offerings and better guide our guests to the cruise brand experience that best matches their tastes. These studies should enable us to better differentiate each brand in the minds of vacationers and consumers-at-large and adjust the product and service offerings of our brands.

We recognize the importance of cultivating lifelong relationships with our guests and creating brand advocates through personal interactions with our highly trained, motivated and service-oriented employees and by providing enjoyable vacation experiences. We are continually introducing new innovative cruise products and services, such as the Carnival LIVETM concert series and the first culinary school at sea at P&O Cruises (UK) designed by a celebrity chef, to attract more first-time cruisers. We also continue to add to our shipboard amenities, such as Carnival Cruise Line’s Fun Ship® 2.0 product enhancement initiatives, AIDA’s Four Elements Fun Park and P&O Cruises (Australia)’s shipboard adventure series, P&OEdgeTM, to enhance the experience of new as well as repeat guests. We are working toward providing our guests and crew with improved shipboard internet connectivity to enable them to share their onboard experiences with family and friends. Overall, we are committed to preserving the positive image and reputation of all of our first choice brands and are dedicated to making our guests’ experience at every touch point before, during and after their cruise truly exceptional so that our guests become our lifelong advocates.

We are building new, innovative, purpose-built ships that are larger and more efficient and have a wider range of onboard amenities and features, which enable us to better compete for consumers’ vacation spend. These larger ships enable us to obtain greater economies of scale.  In 2014, we introduced Princess Cruises’ 3,560-passenger Regal Princess and Costa Cruises’ 3,692-passenger Costa Diadema. As of January 22, 2015, we have ten cruise ships scheduled to be delivered between February 2015 and November 2018, some of which will replace existing capacity as older, smaller and less efficient ships exit our fleet. We strategically time the introduction of additional ships into our brands to allow ample time for those lines to further grow their guest base and absorb the new capacity. We have removed 16 ships from our fleet since 2006 and have agreements in place to remove three more ships by March 2016. Based on our current ship orders and announced ship withdrawals, our net capacity growth rate is expected to be 2.0% in 2015 and 2.8% compounded annually through 2018. We are committed to measured capacity growth so that we achieve an optimal balance of supply and demand to maximize our profitability in established cruise regions, such as North America and Western Europe. We believe the increasing deployment of ships into the emerging Asia market may further moderate the level of supply in North America and Western Europe. In addition, we continue to make substantial investments in our existing ship enhancement programs to improve our onboard product offerings and enrich our guests’ vacation experiences.

Employees

Our goal is to select, train and retain the finest shipboard and shoreside employees because having a team of highly motivated and engaged employees is key to delivering vacation experiences that exceed our guests’ expectations. Understanding the critical skills that are needed for outstanding performance is crucial in order to hire and train our crew and shoreside personnel. We believe in listening to our employees’ perspectives and ideas and use employee feedback tools to monitor our progress in this area. We also deliver on diversity and inclusion by having highly empowered and inspired employees from over 100 countries serving onboard our fleet and at our shoreside facilities. We have structured our work processes and incentive compensation plans to reflect a culture that enables our brands to better align their individual performance with our primary financial goals. Our management teams are aligned by geographic region to further optimize our operations, utilize our scale and better manage our performance.

Shareholders and Other Stakeholders

We truly value our relationships with a diverse range of stakeholders, including guests, travel agents, employees, communities, shareholders, regulatory bodies, media, creditors, shipbuilders, governments and suppliers. We believe that engaging stakeholders in a mutually beneficial manner is critical to our long-term success and key for us to realize our vision. Our media communication programs are designed to strengthen these relationships so as to help us attract new cruisers and provide for balanced and fair reporting of cruise industry events. As part of this effort, we believe we must continue to be an outstanding corporate citizen in the communities in which we operate. Our brands are socially responsible and work to meet or exceed the economic, environmental, ethical and legal responsibilities placed on them by our stakeholders. We help create a higher standard of living and quality of life in our home communities and those that we visit.

Strong relationships with our travel agents are also vital to our success. We continue to strengthen our relationship with the travel agent community by increasing our communication and outreach, implementing changes based on travel agent feedback, increasing our trade marketing presence and improving our educational programs to assist agents in stimulating cruise demand. We host travel professionals on our ships to provide them with an opportunity to better experience our products and services and also to engage with them on a more focused level. The expanded use of brand communications is also highly important in order to raise our profile and to proactively build relationships with the travel agent community. Similarly, we are expanding our use of social media to cultivate relationships with travel agents and guests, including the more technology savvy millennials and thereby build lifelong brand advocates.

B.    Global Cruise Industry

I. Overview

The multi-night global cruise industry has grown significantly but still remains relatively small compared to the wider global vacation industry, which includes a large variety of land-based vacation alternatives around the world. For example, there were only about 250,000 cabins in the global cruise industry at November 30, 2014, which is less than two percent of the number of worldwide hotel rooms. Within the global vacation industry, cruise companies compete for the discretionary income spent by vacationers. A 2014 Nielsen Global Consumer Confidence Survey found that after providing for savings and living expenses, the number one global spending priority is for vacations. As a result of these and other favorable cruise industry characteristics, we believe that the global cruise industry has the opportunity to capture a greater share of consumers’ spending.

Cruising offers a broad range of products and services to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days and appeal to the more experienced cruise guest who is usually more affluent and older. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries, and the average pricing is normally higher than contemporary cruises. The luxury experience is usually characterized by smaller vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports that are inaccessible to larger ships. We have product and service offerings in each of these three broad classifications. Notwithstanding these classifications, there generally is overlap and competition among all cruise products and services.

II. Favorable Characteristics of the Global Cruise Industry

a. Exceptional Value Proposition

We believe that the cost of a cruise vacation represents an exceptional value in comparison to alternative land-based vacations. Cruising provides many relatively unique benefits, such as transportation to various destinations while also providing accommodations, a generous diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. To make cruising even more cost effective and more easily accessible to vacationers, the cruise industry typically offers a number of drive-to homeports, which enables many cruise guests to reduce their overall vacation costs by eliminating or reducing air and other transportation costs.

b. Relatively Low Penetration Levels

Based on industry data, the 2014 annual penetration rates when computed based on the number of annual cruise guests as a percentage of the total population are as follows (a):

•	3.4% for North America (b),

•	3.4% for Australia and New Zealand,

•	2.6% for the United Kingdom (“UK”) and

•	1.3% for continental Europe (Germany, Italy, France, Spain and Portugal).

(a)
2014 annual penetration rates were computed based on the historical number of cruise guests carried for at least two consecutive nights obtained from G.P. Wild (International Limited) (“G.P. Wild”), an independent cruise research company, and internally developed estimates of increases in capacity.

(b)	For the purpose of the penetration rate calculation, North America is only comprised of the United States of America (“U.S.”) and Canada.

Based on industry data and our internal estimates, approximately 20% of the U.S. population and lower percentages of European and Australian populations have ever taken a cruise. In addition, Europeans and Australians have significantly more vacation days a year than North Americans, which presents opportunities for increases in these regions’ penetration levels compared to North America.

Cruising is at a very early stage of development and has lower penetration rates in emerging markets within Asia.  There are an increasing number of relatively lower penetrated markets, such as China, where economic growth has raised discretionary income levels and thus fueled an increasing demand for vacations, including cruising.

c. Wide Appeal

Cruising appeals to a broad range of ages and income levels. Cruising provides something for every generation, from kids’ clubs to an array of onboard entertainment designed to appeal to teens and adults. Cruising also offers transportation to a variety of destinations and a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes and from most income levels. To encourage first time cruisers, the duration of some cruises has been shortened, which has also lowered the purchase price and thus broadened the appeal for cruising.

d. Positive Demand Trends

The average age of populations in established cruise regions is increasing. The average age of a cruise guest, which varies by brand, ranges from approximately 40 years to 60 years across the contemporary, premium and luxury cruise categories in established cruise regions. Between 2014 and 2024, the number of people in the cruise business’ primary age group of 45 years and older is expected to grow by 17 million, or 12%, in the U.S. and Canada, 14 million, or 9%, in the major Western European countries and 1.6 million, or 17%, in Australia.

The baby boomer generation, or those born between 1946 and 1964, is the most active older population group in history. The youngest in this group, who are in their fifties, are typically experiencing their peak earning years and some have children at home, making cruising for the whole family a great value. Some of the oldest in this group, who are in their late sixties, are defying traditional stereotypes by continuing to work, having more active lifestyles and enjoying cruising with their children and grandchildren.

The fastest growing segment of the vacation industry is the millennial generation, or those born between 1980 and 2000. With a population of over 80 million, the millennial generation has surpassed the size of the baby boomers generation and now represents the largest generation size in history. The millennial generation has a strong desire for travel and shared experiences and will continue to offer growth and drive innovation in the vacation industry, especially as they evolve into more frequent travelers. This presents an opportunity for the cruise industry to attract more first time cruisers and grow its repeat cruiser base within this segment. For the millennial generation, vacation is typically not merely about relaxation and exploring, but rather self-development and being able to share their adventures with friends and family via social media. Also, millennials typically prefer more affordable vacations without sacrificing the accommodations or experiences. The cruise industry is working toward meeting the millennials’ unique vacation preferences, including enhancing its ships’ internet connectivity.

Furthermore, many emerging international markets are experiencing growing economies and a rapid growth in middle-class consumers. As their earnings power and disposable income increase, these middle-class consumers are becoming more eager to purchase entertainment, travel and discretionary products and services. This demand growth provides the cruise industry the opportunity to expand its reach in these markets.

We believe the cruise industry is well-positioned to take advantage of these positive demand trends.

e. Ship Mobility

The mobility of cruise ships enables cruise companies to move their vessels between regions in order to maximize profitability. For example, brands can change itineraries over time in order to cater to guest tastes or as general economic or geopolitical conditions warrant. This flexibility allows cruise operators to better position themselves to attract more first-time cruisers and provide repeat guests with new and more desirable destinations. In addition, cruise companies have the flexibility to reposition some of their capacity to areas with growing demand, such as Asia. We believe that this unique ability to move ships provides the cruise industry with a competitive advantage compared to other land-based vacation alternatives.

f. High Guest Satisfaction Rates

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

g. Favorable Supply Versus Demand Balance

Over the last several years cruise operators have slowed their passenger capacity growth in the more established cruise markets of North America and Western Europe compared to historical levels. Furthermore, smaller, older and less efficient cruise ships will continue to be retired from service as they reach the end of their economic lives, no longer provide guests with the vacation experiences that they desire or do not provide sufficient cash flows. Over time we expect demand to accelerate as global economic conditions improve and emerging markets continue to develop. We believe this favorable supply versus demand balance will have a positive impact on the cruise industry’s ability to grow profitably. The cruise industry continues to maintain a measured rate of growth in established markets, such as North America and Western Europe, and is investing in emerging markets, such as China, where it believes it has greater growth opportunities.

III. Passenger Capacity and Cruise Guests Carried

The weighted-average passenger capacities for the global cruise industry and for us are as follows:

Year	Global Cruise Industry	Carnival Corporation & plc
2008	377,000	162,000
2009	397,000	174,000
2010	423,000	186,000
2011	443,000	195,000
2012	455,000	200,000
2013	470,000	205,000
2014	482,000	210,000
2015 (a)	500,000	215,000
2016 (a)	525,000	225,000
2017 (a)	552,000	231,000

(a)
Our estimates of future passenger capacity do not include any assumptions related to unannounced ship withdrawals and, accordingly, our estimates could indicate a higher growth in passenger capacity than will actually occur.

The compound annual growth rates in passenger capacities for the global cruise industry and for us are as follows:

	Global Cruise Industry	Carnival Corporation & plc
2008 to 2013	4.5%	4.8%
2013 to 2014	2.6%	2.4%
2014 to 2017	4.6%	3.2%

The number of cruise guests carried by the global cruise industry and by us are as follows:

	Global Cruise Industry			Carnival Corporation & plc
Year (a)	North America	Europe, Australia, Asia and Other	Total	Total
2008	10,290,000	6,000,000	16,290,000	8,183,000
2009	10,400,000	7,190,000	17,590,000	8,519,000
2010	11,000,000	8,070,000	19,070,000	9,147,000
2011	11,440,000	9,050,000	20,490,000	9,559,000
2012	11,640,000	9,180,000	20,820,000	9,829,000
2013	11,710,000	9,590,000	21,300,000	10,061,000
2014 (b)	12,060,000	9,780,000	21,840,000	10,566,000

(a)	The estimates of the total guests carried for 2008 through 2013 were obtained from G.P. Wild and are based upon where the guests were sourced and not the cruise brands on which they sailed.

(b)	The estimates of the total guests carried for 2014 are based on internally developed global guests’ growth rates.

The compound annual growth rates for the number of cruise guests carried by the global cruise industry and by us are as follows:

	Global Cruise Industry			Carnival Corporation & plc
Year (a)	North America	Europe, Australia, Asia and Other	Total	Total
2008 to 2013	2.6%	9.8%	5.5%	4.2%
2013 to 2014	3.0%	2.0%	2.5%	5.0%

As we continue to expand our global presence, our revenues generated from guests sourced from outside the U.S. have grown to 57% in 2014, up from 50% in 2008.

C. Our Global Cruise Business

I. Cruise Programs

Our 100 ships sail to all of the world’s major cruise destinations and the percentage of our passenger capacity deployed in each of these regions is as follows:

Region	2015	2014	2013
Caribbean	34%	35%	33%
Mediterranean	15	17	19
Europe without Mediterranean	13	12	12
Australia	9	7	6
Alaska	5	5	6
Asia	6	5	4
Other	18	19	20
	100%	100%	100%

II. Segment Information

Each of our nine leading global, regional and national cruise brands is an operating segment that we aggregate into either the (1) North America or (2) Europe, Australia & Asia (“EAA”) reportable cruise segments based on the similarity of their economic and other characteristics.

As of January 22, 2015, our cruise brands’ summary information is as follows:

Cruise Brands	Passenger Capacity (a)	Percentage of Total Capacity	Number of Cruise Ships
North America
Carnival Cruise Line	62,366	29%	24
Princess Cruises (“Princess”)	44,090	21	18
Holland America Line	23,540	11	15
Seabourn	1,782	1	5
North America Cruise Brands	131,778	62	62

EAA
Costa Cruises ("Costa")	35,828	17	15
AIDA Cruises (“AIDA”)	18,656	9	10
P&O Cruises (UK)	14,736	7	7
Cunard	6,694	3	3
P&O Cruises (Australia)	4,804	2	3
EAA Cruise Brands	80,718	38	38
	212,496	100%	100

(a)
In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers. For contracted capacity increases, see Part I, Item 1. Business. C. “Our Global Cruise Business – Ships Under Contract for Construction”

We also have a Cruise Support segment that includes our cruise port and related facilities located in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands; Roatán, Honduras and Puerto Plata, Dominican Republic (currently under development), which are or will be, operated for the benefit of our cruise brands. Cruise Support also includes other services that are provided for the benefit of all our cruise brands.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which complements our Alaska cruise operations. Our tour company owns and operates 12 hotels or lodges, over 300 motorcoaches and 20 glass-domed railcars and is one of the five largest motorcoach companies in North America. This tour company and three cruise ships, the former Costa Celebration, Costa Europa and Grand Holiday, which we own and charter-out under long-term leases, comprise our Tour and Other segment as of January 22, 2015.

See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional segment and geographic information.

III. North America
Almost 55% of the cruise guests in the world are sourced from the North American region, where cruising is a mainstream alternative to land-based vacations. Approximately 11.7 million North American-sourced guests took multi-night cruise vacations in 2013, and we estimate that 12.1 million guests cruised in 2014. According to an internal survey, up to 60% of North American non-cruiser adults are likely to cruise in the next five years. As a result of this and other favorable characteristics of the cruise industry, we expect increasing demand in the cruise segment of the North America vacation market.

The most popular location visited by North America-sourced cruise guests in 2014 was the Caribbean (including The Bahamas) and other locations include the Mediterranean Sea, Alaska, Northern Europe, Mexican Riviera, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, such as South and Central America, the South Pacific Islands, Australia, New Zealand, China, Japan, South Korea, Vietnam, Singapore, Thailand and the Indian Ocean.

Carnival Cruise Line, Princess, Holland America Line and Seabourn source their guests primarily from North America. Carnival Cruise Line also sources some of its guests from Australia. Princess also sources a growing number of guests from international regions, such as Australia, Asia, the UK and continental Europe. Holland America and Seabourn also source some of their guests internationally, such as from Australia, the UK, the Netherlands and Germany. Cunard also sources a large portion of its guests from North America. See Part I, Item 1. Business. C. “Our Global Cruise Business – Australia” and “Our Global Cruise Business – Asia” for additional discussion of Princess’ and Carnival Cruise Line’s operations in these regions.

CARNIVAL CRUISE LINE
Carnival Cruise Line is a leader in contemporary cruising and operates 24 ships designed to provide fun and exceptional vacation experiences that appeal to a wide variety of consumers, all at an outstanding value. Founded in 1972, Carnival Cruise Line is one of the most recognizable brands in the cruise industry and carried 4.5 million guests in 2014, the most of any individual cruise brand. Carnival Cruise Line identifies their target customers as “The Spirited” or those who like to live life to the fullest, look at the glass as half full, feel comfortable in their own skin and make their own fun. Carnival Cruise Line’s cruises have a broad appeal to families, couples, singles and seniors and carried more than 700,000 children in 2014. Carnival Cruise Line has one new ship scheduled to be delivered in April 2016 and another one in March 2018, which together will increase its existing passenger capacity by 13%.

Carnival Cruise Line offers cruises generally from three to eight days with almost all of its ships departing from 14 convenient U.S. home ports located along the Eastern seaboard and the Gulf and West coasts. Carnival Cruise Line is the leading provider of year-round cruises in The Bahamas, the Caribbean and Mexico and also operates seasonal cruises in New England and Canada, Alaska, Hawaii and the Panama Canal.

The brand’s focus continues to be on enhancing its products and services with innovations that appeal to new consumers, as well as past guests. In 2014, Carnival Cruise Line continued the rollout of its fleet wide Fun Ship® 2.0 product enhancement initiative. The Fun Ship® 2.0 program is transforming the line’s guest experience through innovative dining, bar and entertainment concepts, as well as partnerships with popular celebrities and brands. Entertainer George Lopez is the brand’s creative director for comedy and is enhancing the line’s fleet wide comedy clubs; Food Network star Guy Fieri has developed an onboard burger restaurant called Guy’s Burger Joint; leading video game manufacturer EA SPORTS helped create the first-ever EA SPORTS Bars at sea; and through a partnership with toy and game leader Hasbro, Inc. the line has created Hasbro, The Game Show, with larger-than-life adaptations of Hasbro’s iconic games. The many groundbreaking features of Fun Ship® 2.0 are best reflected in the Carnival Breeze and Carnival Sunshine. As of January 22, 2015, 12 of Carnival Cruise Line’s ships have some Fun Ship® 2.0 features, with additional vessels scheduled to receive them over the next few years.

In Spring 2016, the launch of Carnival Vista will continue the expansion of the Fun Ship® 2.0 enhancement program with the introduction of new groundbreaking features including SkyRide, a breakthrough suspended open-air cycling experience, the world's first IMAX Theater on a ship, an expanded water park featuring the colorful Kaleid-O-Slide, the line's first raft-riding water tube slide, Seafood Shack, a delectable New England-inspired eatery, and an onboard brewery in the RedFrog Pub. These new Fun Ship® 2.0 features give Carnival Cruise Line yet another opportunity to continue to innovate and upgrade its products in exciting and groundbreaking new ways.

In 2014, Carnival Cruise Line entered into an exclusive partnership with Dr. Seuss Enterprises to create the new Seuss at Sea program and also unveiled Camp Ocean. Seuss at Sea has been rolled out on ten Carnival Cruise Line ships and will bring the beloved children’s brand and favorite characters to nearly the entire Carnival Cruise Line fleet by the end of 2015. Camp Ocean is an exciting new marine-themed program that immerses children ages two to 11 in the wonders of the sea through fun, engaging, hands on experiences that include educational games, art, music, role play and more. Camp Ocean is currently available on four Carnival Cruise Line ships and will be introduced fleet-wide by the end of 2016.

In 2014, Carnival Cruise Line introduced the Carnival LIVETM concert series, which is a new onboard offering that brings the best live music entertainment to the seas. The Carnival LIVETM concert series features a diverse roster of popular, well known musicians and bands who play a series of onboard concerts for its guests at select ports-of-call. During 2014, the Carnival LIVETM concert series featured 49 performances from 15 major recording artists on eight Carnival Cruise Line ships with more concerts scheduled for 2015. The Carnival LIVETM initiative also includes enhancements to provide guests with a very high caliber of entertainment in bars and lounges onboard its ships.

PRINCESS
Princess is the world’s largest premium cruise line based on passenger capacity and operates a fleet of 18 ships. Princess offers 150 unique itineraries to more than 300 destinations, with cruises generally from seven to 15 days with longer exotic sailings from 28 to 104 days, including one world cruise. In 2013, Princess began offering three and four day cruises to provide guests, particularly first-time Princess cruisers, an opportunity to experience the Princess products and services on shorter voyages.

Princess, whose brand name was originally made famous by the Love Boat television show, has been providing cruises since 1965. In 2015, the line will celebrate its 50th anniversary with an array of celebratory activities and entertainment throughout the year to commemorate half a century of cruising capped with a nostalgic sailing to Mexico departing exactly 50 years to the day that the line’s original ship set sail on its very first cruise. Princess rang in the 2015 New Year and its 50th anniversary in an unprecedented way with its first ever float in the world famous Rose Parade in Pasadena, California. As a special feature, the six original cast members of the Love Boat television show rode on the ship’s bow and “cruised down” the parade route.

The line’s newest ship, Regal Princess, which entered service in May 2014, was christened by the original cast of the Love Boat. This ship has a 3,560-passenger capacity, one of the largest in its fleet, and continues the evolution of the Princess products and services. Similar to Royal Princess, which entered service in 2013, Regal Princess offers a variety of new features, including an over-the-water SeaWalk, which is a top-deck, glass-bottom walkway extending more than 28 feet beyond the ship’s side. The successful design platform of Royal Princess and Regal Princess will also be featured in the brands’ new 3,560-passenger capacity sister ship, which is scheduled to be delivered in March 2017 and will increase the brand’s existing passenger capacity by 8%.

Princess is a leading cruise line in international and exotic destinations, including Europe, Australia, Asia, the Panama Canal, Hawaii and South America. Princess will have six ships sailing in 2015 throughout Europe between the months of April and November. Princess is also a leading cruise line in Alaska and will continue to dedicate seven ships to sailing there between the months of May and September 2015. Princess’ itineraries are widely praised and have been awarded numerous times over the years by various travel magazines, such as Travel Weekly, Recommend Magazine and Cruise Critic. Some of Princess’ Caribbean cruise offerings feature a private island destination that Princess leases and operates, known as Princess Cays®, which is located on the island of Eleuthera in The Bahamas.

Princess is widely recognized as an innovative, premium cruise line committed to helping its guests Escape Completely® from their daily routine and responsibilities. Designed with a warm, welcoming “comfortable elegance,” Princess’ ships provide a relaxed, rejuvenating retreat at sea, with signature amenities offered consistently across most of its fleet befitting its mission to be The Consummate Host® to its guests. Its main atrium serves as the heart of the ship, featuring its International Café and specialty coffee bar, its Vines wine and seafood bar and a variety of entertainment throughout the day and evening. Its “Movies Under The Stars” outdoor theaters recreate the drive-in movie experience out on deck, with first-run Hollywood movies and major sporting events shown on a 330 square-foot poolside LED screen, complete with fresh-made popcorn. The Sanctuary, a spa-like retreat reserved just for adults, and unique “Ultimate Balcony Dining” course-by-course dining option were industry firsts.

In January 2014, Princess introduced a new multi-media marketing campaign designed to redefine its brand and differentiate it from other cruise lines. The campaign promotes Princess as being uniquely qualified to provide its guests with meaningful travel and life experiences in both the destinations travelled and onboard the ship so that they will Come Back NewSM from their Princess vacation. Several onboard product initiatives have been introduced to support its Come Back NewSM program including a “Chocolate Journey’s” dessert experience featuring master chocolatier Norman Love, wines from the world’s cruising regions and a culinary academy for its guests. Ashore, Princess offers a comprehensive award-winning tours program, from the best of each region to transformative one-of-a-kind experiences. In addition, Princess continues to enhance travel agent support with the Princess Academy educational program, voted Best Travel Agent Educational Program by Travel Weekly. Approximately 60,000 travel agents around the world have learned about Princess’ product and service offerings and destinations through this program, making it one of the largest travel industry training programs in the world.

Also in 2014, Princess and Discovery Channel announced their collaboration to create Discovery at Sea, which includes interactive onboard activities and shore excursions designed to entertain and delight families onboard Princess ships and will feature themed tours, science activities, hands-on programs and games. Beginning in early 2015, the program will bring to life the nature, wildlife and history of the regions their guests are sailing. The content will be based on top-rated Discovery networks, such as Discovery Channel, TLC, Animal Planet and Science Channel and will feature elements of popular television shows, such as Shark Week, Mythbusters and Deadliest Catch.

HOLLAND AMERICA LINE
Holland America Line, which has been providing cruises for over 140 years, operates a fleet of 15 premium mid-sized ships. Holland America Line offers almost 500 cruises to over 400 ports in almost 100 countries and territories on all seven continents. While its cruises are generally from seven to 21 days, the line also offers longer, exotic Grand Voyages from 55 to 114 days, including a Grand World Voyage. Holland America Line is one of the leading cruise lines in Alaska and in 2015 will continue to dedicate seven ships to sailing there between the months of May and September. Europe also continues to be a key destination in 2015 with six ships sailing there between the months of April and November, offering itineraries throughout the region including the Eastern and Western Mediterranean, the Baltic Sea, the Norwegian fjords, British Isles, Iceland and Atlantic crossings. In the Caribbean, most of Holland America Line’s ships visit its award-winning private island in The Bahamas, Half Moon Cay, known for its pristine beaches, diverse shore excursions, exclusive beach cabanas and kid-friendly activities. Holland America Line has one new 2,650 passenger capacity ship, Koningsdam, scheduled to be delivered in February 2016 and a sister ship in November 2018. The passenger capacity of Holland America Line will increase by 12% after taking into consideration these two newbuilds, net of their two ships that will be transferring to P&O Cruises (Australia) in November 2015.

Holland America Line’s mission is to create once-in-a-lifetime experiences for its guests every time they cruise. The brand continues to enjoy one of the highest rates of repeat cruisers. Holland America Line’s Signature of Excellence products and services emphasize its dedication to all aspects of the guest experience, including elegant accommodations, sophisticated five-star dining and award-winning service. Its mid-sized ships are designed for more intimate cruising and feature classically designed interiors, wraparound teak decks and private verandas. In addition, Holland America Line ships have one of the most extensive collections of art and antiques at sea.

All of Holland America Line’s ships have Culinary Arts Centers presented by Food & Wine magazine, where guests enjoy cooking demonstrations, private cooking lessons, wine tastings and lifestyle seminars, as well as cuisine from the recipes of an esteemed Culinary Council including David Burke, Jacques Torres, Elizabeth Falkner, Jonnie Boer, Mark Best and Master Chef Rudi Sodamin. In addition, the Digital Workshop powered by Windows, in collaboration with Microsoft®, offers complimentary photo and video editing classes. In the Explorations Café® created in partnership with The New York Times, guests will find specialty coffees, an extensive library and music listening stations. The Greenhouse Spa and Salon has extensive wellness and beauty treatments, fitness classes and exercise equipment. Other marquee partnerships bring guests unique onboard experiences such as B.B. King’s Blues Club and Dancing with the Stars at Sea, featuring theme cruises, dance lessons and guest dance competitions developed in partnership with the hit television program.

SEABOURN
Seabourn provides ultra-luxury cruising vacations on smaller ships that focus on personalized service and guest recognition, spacious all-suite accommodations, award-winning gourmet dining and unique experiences such as the Officer on Deck culinary event and the complimentary Evening in Epheus shore event where guests enjoy a classical music concert in the ancient ruins. Seabourn was voted the “Best Small-Ship Cruise Line” by readers of Travel + Leisure in five of the past six years and Condé Nast Traveler for four of the past five years. In addition, Saveur named Seabourn “Best Culinary Cruise Line” by its panel of travel experts and editors for the past two years. Seabourn’s brand offers travelers a compelling value proposition that includes complimentary open bars throughout the ship and fine wines during lunch and dinner. Seabourn pampers its guests with value-added extras such as Massage MomentsSM on deck and Caviar in the SurfSM beach parties. In 2014, the luxurious Spa at Seabourn onboard the intimate, all-suite Seabourn Odyssey was rated as the “Best Spa on a Cruise Ship” by the readers of Condé Nast Traveler in the magazine’s annual poll of spa facilities worldwide. Readers also voted the spa facilities on three other Seabourn vessels among the top ten cruise ship spas.

Seabourn’s ships cruise to destinations throughout the world, including Europe, South Africa, Asia, the South Pacific Islands, Australia, the Americas and Antarctica, with cruises generally from seven to 14 days, with some of longer length. In addition, Seabourn has introduced Extended Explorations, which is a novel way for travelers to enjoy longer cruises, with the added luxury of a wide range of choices regarding where and when they sail. The new, linked itineraries allow guests to deeply explore more extensive regions of the world on voyages ranging from 28 to more than 100 days. In 2014, Seabourn announced a multi-year agreement with the United Nations Educational Scientific and Cultural Organization (“UNESCO”) to support UNESCO’s mission of safeguarding unique cultural and natural features around the world. This program is designed to promote sustainable tourism and provide Seabourn’s guests with unique access to and a greater understanding and enhanced content at more than 150 World Heritage Sites visited by the line.

Seabourn currently operates three ships, which have between 450 and 458 passenger-capacity, and two 208-passenger capacity ships. The three larger ships offer more categories of luxury suites, more dining alternatives and have some of the largest spa facilities at sea. In response to the popularity of its spas with cruising travelers, Seabourn has created a new category of luxury accommodations called Penthouse Spa Suites, which have a spacious living area, private veranda, sweeping views of the ship and unlimited access to the spa. Penthouse Spa Suites are currently available on Seabourn Quest and Seabourn Odyssey and will be added to Seabourn Sojourn in 2015.

All of the Seabourn ships have a service ratio of nearly one staff member per guest and an intimate, sociable atmosphere that has been the hallmark of the Seabourn lifestyle since it began its operations in 1988. Seabourn has two new 604-passenger capacity ships scheduled for delivery in November 2016 and April 2018. The passenger capacity of Seabourn will increase by 44% after taking into consideration these two newbuilds, net of the capacity of its three smaller ships that were sold in 2013, one of which left its fleet in April 2014 and the remaining two which will be leaving by May 2015.

IV. Europe, Australia & Asia

a.    Europe

We believe that Europe is the largest leisure travel vacation region in the world. However, cruising in Europe to date has a lower level of penetration than in North America and represents a relatively small percentage of the European vacation markets. Approximately 6.4 million European-sourced guests took multi-night cruise vacations in 2013 compared to 11.7 million North American-sourced guests. Additionally, we estimate that 6.4 million European-sourced guests also cruised in 2014. Because of the relatively low penetration rates and other favorable characteristics of the cruise industry, we expect increased demand in the cruise segments of the European vacation markets.

The most popular location visited by European-sourced cruise guests in 2014 was the Mediterranean Sea and other locations include Atlantic Isles (including the Canary Islands and Madeira), Northern Europe (including Scandinavia), the Caribbean, Bermuda, the Arabian Gulf and the Indian Ocean, China, Japan, South Korea, South America, New York, New England and Canada.

1. United Kingdom
The UK provides the largest number of cruise guests sourced in Europe. Approximately 1.7 million UK-sourced guests took a multi-night cruise vacation in 2013, and we estimate that a similar number of guests cruised in 2014. Cruising in the UK is a well-established alternative to land-based vacations. P&O Cruises (UK) sources substantially all its guests from the UK.  Cunard sources approximately half of its guests from the UK and sources principally all of its other guests from North America, Germany and Australia.
P&O CRUISES (UK)
P&O Cruises (UK) is the leading and most recognized cruise brand in the UK and can trace its roots back 177 years to the formation of the Peninsular Steam Navigation Company. P&O Cruises (UK) is dedicated to providing the holiday of a lifetime to its British guests and operates a fleet of seven premium ships that vary in size from 700 to 3,100 lower berths. Three of its ships offer holidays exclusively for adults while the other ships are well-suited for families. P&O Cruises (UK) has a new 3,647-passenger capacity ship, Britannia, scheduled to be delivered in February 2015, which will increase its existing passenger capacity by 25%. Britannia will be the largest cruise ship built exclusively for the British market. British Broadcasting Corporation (“BBC”) Formula One racing presenter Suzi Perry started the engines of Britannia for the first time in 2014, as part of a series of creative events leading up to the christening of this new ship.

P&O Cruises (UK)’s ships visit over 200 destinations worldwide, with cruises generally from seven to 17 days, with a number of longer voyages, including two world cruises of over 100 days in 2015. The line also offers a number of shorter cruises designed to attract first time cruisers. In the summer, cruises generally depart from Southampton, England to the Mediterranean Sea, Scandinavia and the Baltic Sea, New England and Canada, the Atlantic Isles and the Caribbean. In the summer, P&O Cruises (UK) also offers seven or 14 day voyages departing from Venice and Genoa, Italy and sailing in the Mediterranean. In the winter, the line generally offers cruises in the Caribbean, the Mediterranean, the Canary Islands and world cruises.

P&O Cruises (UK)’s fleet reflects the tastes and trends of contemporary Britain in ambiance, dining, entertainment and service. This is enhanced through partnerships with British celebrity chefs Marco Pierre White, Atul Kochhar, James Martin and Eric Lanlard and with British wine expert Olly Smith. The line also offers cruises themed after the popular television series, Strictly

Come Dancing from the BBC, where professional dancers, judges and guests bring all the glamour of the ballroom to the sea. P&O Cruises (UK) provides an authentic, quality cruise experience and has an enviable reputation for trust and reliability, highlighted by high levels of customer loyalty.

In 2014, P&O Cruises (UK) introduced a new contemporary external design on Aurora that stylishly incorporates the national flag of the UK sweeping down the sides of its hull. The ship also has a blue funnel carrying an illuminated rising sun, which represents the Oriental part of the Peninsular and Oriental name. The new design symbolizes the future while celebrating its British traditions. Britannia will also feature the new design when it enters service in 2015 and the remainder of the fleet will receive the design enhancements by the end of 2016. Britannia will include a number of new innovations for passengers, most notably the culinary school in collaboration with James Martin and the Limelight Club, which will combine great food with dazzling entertainment.

CUNARD
Cunard celebrates its 175th anniversary in 2015. The line operates three premium/luxury ships, Queen Elizabeth, Queen Mary 2 and Queen Victoria, and has one of the youngest fleets in the cruise industry. During 2014, Queen Mary 2 celebrated her 10th anniversary with an onboard concert by the world renowned singer, James Taylor, while she sailed on a Transatlantic crossing. During 2015, Cunard ships, which have between 2,000 and 2,600-passenger capacity, will sail a variety of seasonal itineraries including world cruises to destinations in Northern Europe, the Mediterranean Sea and New England and Canada, as well as their iconic transatlantic voyages on Queen Mary 2. Most of Cunard’s cruises are generally from seven to 14 days with three world cruises of over 100 days.

Cunard offers guests a unique experience that celebrates its British heritage and enjoys an enviable association with the British Royal Family. Her Majesty the Queen is Godmother to both Queen Elizabeth and Queen Mary 2. Cunard provides guests with the opportunity to relive the golden age of ocean travel and features sophisticated five-star dining, luxurious accommodations and award-winning White Star Service. Cunard’s premium/luxury cruise product enables its guests to enjoy a wide variety of shipboard amenities and entertainment, including spas, cinemas, a planetarium onboard Queen Mary 2, libraries, traditional British pubs and theaters. Its renowned guest lecture program, Insights, includes prominent speakers and entertainers such as Buzz Aldrin, FW De Clerk, Kim Novak and Crosby Stills and Nash for 2015. Cunard ships also feature the Queen’s Grill and Princess Grill, which are renowned for their exclusive suites and intimate dining rooms. Together, these features further distinguish this historic brand from all others and have made Cunard ships the Most Famous Ocean Liners In The WorldSM.

2. Continental Europe
The main countries in continental Europe for sourcing cruise guests are Germany, Italy, France and Spain.  Together, almost 3.6 million cruise guests were sourced from these countries for multi-night cruise vacations in 2013, and we estimate that a similar number of guests also cruised in 2014. The German cruise industry reached more than 1.7 million guests in 2014 and is the second largest source market in Europe, after the UK. The Italian cruise industry is the third largest in Europe with almost 870,000 guests in 2014. The French and Spanish cruise industries are the fourth and fifth largest in Europe with almost 520,000 guests and 470,000 guests in 2014, respectively.

The principal sources for Costa’s guests are from Italy, China, France and Germany, although it also sources a significant number of guests from Spain, Argentina and Brazil. AIDA sources substantially all of its guests from Germany.

COSTA
Costa is Europe’s largest cruise line based on guests carried and passenger capacity. In 2014, Costa carried 1.7 million guests sourced from around the world. It is also the number one cruise line in Italy and France and one of the largest cruise lines in the German cruise industry. Costa has been providing cruises for 67 years and operates a fleet of 15 contemporary ships. In Germany, where we also own and operate AIDA, Costa offers a more traditional cruise product and services catering to a different guest profile than AIDA.

Costa calls on 270 ports around the world and offers 150 different itineraries, with cruises generally from seven to 11 days. In the summer, Costa deploys its ships in the Mediterranean Sea and Northern Europe. In the winter, Costa deploys its ships in

Brazil and Argentina, the Mediterranean Sea, the Caribbean and the Arabian Gulf. Costa is an undisputed leader in the Mediterranean where it boasts a tradition spanning close to seven decades and was the first cruise company to operate Mediterranean cruises year-round. See Part I, Item 1. Business. C. “Our Global Cruise Business – Asia” for additional discussion of Costa’s operations in Asia.

Costa’s new 3,692-passenger capacity ship, Costa Diadema, was delivered in October 2014 and increased its passenger capacity by 11%.  The brand’s new flagship offers unique onboard attractions, such as the Passeggiata al Mare (or Seaside Walk), a specifically-themed deck around the ship that resembles a gorgeous Italian Riviera seafront with bars and restaurants. In 2015, Costa Diadema will take guests to the most celebrated destinations in the Western Mediterranean and introduce new excursions, such as tastings and cycling tours, which enable its guests to experience each port-of-call in a unique way. An exclusive feature on Costa Diadema will be Star Laser, a completely new area that will amaze guests with different styles of interactive laser games.

During 2014, Costa enhanced its international advertising activities to support its sales growth and launched a new advertising campaign to support its position as the world ambassador of Italy’s finest. Costa’s ships represent the best of Italy by offering beautiful Italian art, unique interior decorations with superb Italian mosaics, precious Murano chandeliers, fine Italian wines, excellent Mediterranean food selections and unique shops that carry well-known Italian fashion brands. Costa attracts international guests due to its multi-lingual service and is considered in Europe to be a top vacation provider. Costa is also known for offering innovative itineraries that combine the excitement of new destinations with pampering onboard service and ambiance. The spectacular Samsara spa wellness center includes a dedicated restaurant and cabins with direct access to the spa.

In 2014, Costa debuted a new style of cruising onboard three of its smaller ships with the advent of the neoCollection. The neoCollection cruises are an invitation to make the most of every minute and enjoy the holiday in a more leisurely way. This is a new type of Costa cruise experience that is tailored to suit individual tastes and allows each guest to go at their own pace, both onboard and ashore, making it an ideal vacation for couples as well as groups of friends. The exclusive cruise itineraries include longer port calls and sailings to destinations inaccessible by larger cruise ships, including destinations declared UNESCO World Heritage Sites. The neoCollection offers 11 day sailings to the most attractive destinations in the Mediterranean Sea during spring and summer, as well as 12 and 14 day cruises in Northern Europe also during the summer. The neoCollection cruises offer a range of options, such as specially designed shore excursions for small groups and fine food and wine options based on the authentic cuisine of the regions visited.

AIDA
AIDA, which began operating in 1996, is the leader and most recognized cruise brand in the German cruise industry. Germany is our fastest growing European market and AIDA is our fastest growing cruise brand. AIDA has taken delivery of seven ships in the past eight years and now operates ten premium ships featuring a resort casual atmosphere. AIDA has one new ship scheduled to be delivered in September 2015 and another one in March 2016, which together will increase its existing passenger capacity by 35%.

AIDA’s two newbuilds are a new design, larger than AIDA’s current generation of vessels and combine an advanced technological platform featuring a new energy efficient hull design along with innovative guest features. These 3,286-passenger capacity ships feature several unique amenities, such as two foil-domed outside decks that can be used year-round, the new Four Elements Fun Park with the world’s largest water slide at sea, an ice-skating rink, Lanai cabins with private winter gardens, as well as AIDA’s onboard hallmarks, such as a theater in the center of the ship’s atrium and a micro-brewery. AIDA’s brand image underlines its leadership in the German speaking vacation market and highlights its product’s individuality, which is “Unique. Every time…AIDA.”

AIDA offers its guests cruises generally from three to 21 days, while calling on over 190 ports. In the summer, AIDA ships generally sail in the North Sea, the Baltic Sea, the Atlantic, the Mediterranean Sea, the U.S. East Coast and Canada. In the winter, AIDA ships generally sail in the Caribbean, Southeast Asia, the Arabian Gulf, Central America, the Atlantic Isles and the Mediterranean Sea.

AIDA’s product is especially tailored for German-speaking guests and includes a German-speaking crew as well as German-style food and entertainment. AIDA’s ships include a variety of informal and formal dining options, including buffets, grills and exclusive restaurants. AIDA offers an exceptionally relaxed, yet active, cruising experience with an emphasis on a healthy and youthful lifestyle, choice, informality, family friendliness and activity. In 2014, AIDA was voted Germany’s most family-friendly cruise company based on an independent survey. Family friendliness is a top priority onboard AIDA ships and is also a key component of its philosophy. This includes onboard facilities designed with children in mind, family-focused offerings, warm-hearted childcare services and family-friendly cabins with connecting doors. These features provide the perfect vacation experience for the entire family.

b.    Australia
Approximately 840,000 Australian and New Zealand guests took multi-night cruise vacations in 2013, and we estimate that almost 950,000 guests cruised in 2014. Of these, over 70% sailed on Carnival Corporation & plc branded vessels. Cruising in Australia is an established alternative to land-based vacations. However, due to the favorable characteristics of the cruise industry, we expect increased demand in the cruise segment of the Australian vacation market. By the end of 2015, we will dedicate nine ships year round and six ships on a seasonal basis to serve this market through our P&O Cruises (Australia), Princess and Carnival Cruise Line brands. Some of our other brands also source guests from Australia and New Zealand but to a lesser extent. Carnival Cruise Line and Princess are primarily marketed in North America, so we consider them North America cruise brands for our cruise segment reporting, even though some of their ships are marketed principally to Australians and New Zealanders during certain deployments.

P&O CRUISES (AUSTRALIA)
P&O Cruises (Australia) is a leader in the Australian cruise industry and is recognized by nine out of ten Australians as the brand synonymous with cruising. P&O Cruises (Australia) was voted one of Australia’s most trusted brands by Readers Digest in 2014. With over 270,000 guests annually, P&O Cruises (Australia) carried almost 30% of all Australian and New Zealand cruise guests on its three contemporary ships in 2014. Its ships offer cruises generally from three day themed seabreaks to ten day explorer trips for guests of all ages and have broad appeal to families, couples and groups of friends.  In November 2015, P&O Cruises (Australia) will take delivery of the 1,260-passenger capacity Ryndam and Statendam from Holland America Line, which will be refurbished and renamed Pacific Aria and Pacific Eden, respectively. These two ships will increase the line’s existing capacity by 52%. As part of their refurbishments, these ships will feature the largest ever array of restaurant offerings including a market place of fresh food outlets that will replace the traditional cruise buffet.

P&O Cruises (Australia) sails to more South Pacific Island destinations than any other cruise line and it enables guests to discover these islands from New Caledonia to Fiji. In addition, remote idyllic parts of Papua New Guinea are also included in their itineraries. P&O Cruises (Australia) also offers year round itineraries to Australia’s magnificent coast line and New Zealand. With a fleet of five ships, P&O (Australia) will have a larger footprint and will be able to open more of Australia and New Zealand for cruising, offering extended seasons from existing homeports and adding new homeports and ports-of-call.

With almost 80 years of cruising experience, P&O Cruises (Australia) provides a quintessential holiday experience for Australians and New Zealanders. The onboard atmosphere is laid back with a focus on great food, friendly service and exciting entertainment. Australians like to be active and the line caters to that by offering numerous activities while also giving its guests flexibility and freedom of choice during their cruises. In late 2013, P&O Cruises (Australia) launched P&OEdgeTM, one of the most comprehensive adventure programs on the high seas. The P&OEdgeTM program provides its guests with the opportunity to climb, swing, race and jump their way to parts of the ship never seen before by guests. The activities, which include repelling, ziplining, tight-rope balancing, Segway obstacle courses, rock wall climbing and many more, have been specifically designed to make use of the ship’s existing architecture to create one of the largest adventure parks at sea.

PRINCESS
In 2015, Princess will deploy three premium ships on a year-round basis and another two on a seasonal basis from Australia. During 2015, Princess will have the largest Australian and New Zealand passenger capacity deployment of any cruise brand. Princess’ ships visit the South Pacific Islands, Australia, New Zealand and Asia and the cruises are generally from 11 to 17 days, with one world cruise of over 100 days.

CARNIVAL CRUISE LINE
In 2015, Carnival Cruise Line will continue to deploy two contemporary ships from Australia, one on a year-round basis and one seasonally-based. These ships offer cruises from three to 19 days to the South Pacific Islands and New Zealand. These ships have been refurbished to ensure they are tailored to this market, pairing the best mix of award winning American innovations to suit Australian tastes. Since October 2012 when Carnival Cruise Line began its Australia cruise program, the line has carried more than 200,000 guests and has proven extremely popular in the cruise segment of the Australian vacation market, particularly among families.

c.    Asia
Although in the early stages of development, we believe the cruise segment of the Asian vacation markets has significant long-term potential for growth. In 2013, the Asia Cruise Association (“ACA”) estimated that there were roughly 1.3 million Asian-sourced passengers from the 12 primary source markets in Asia, of which Chinese-sourced were the largest share. The ACA also estimated that Asian demand for cruises has the ability to almost triple to four million annual cruisers by 2020, with the Chinese source market potentially growing to roughly 1.6 million passengers. Accordingly, we view Asia as an important part of our global strategy and remain committed to capacity growth focused on the emerging vacation markets in this region. Over the past three years, we have increased our presence in the region by opening 12 sales and marketing offices in six Asian countries and established a corporate office in Singapore.

We serve this market substantially through our Costa and Princess brands although some of our other brands also source guests from Asia. Princess is primarily marketed in North America, so we consider it a North America cruise brand for our cruise segment reporting, even though some of its ships are marketed principally to Asians during certain deployments.

China

Over the past decade China has been, by far, the world’s fastest growing tourism source market. In 2012, China’s consumer expenditures on travel abroad reached over $100 billion, making it the number one tourism source market in the world based on spending, according to the United Nations World Tourism Organization. Tourism is one of the most rapidly growing sectors in the Chinese economy as Chinese discretionary income has increased at a compound average annual growth rate of over 10% over the past five years.  More than 100 million Chinese tourists are expected to have travelled abroad in 2014. Since 2013, international cruise companies have increased their investments in China, doubling the number of cruise ships, as well as increasing the routes and frequency of sailings. As a result, the number of Chinese tourists taking cruises increased by more than 50% in 2014. Based on an internal survey, by 2017 China has the potential to become one of the largest cruise markets. By 2022, it is estimated that more than 75% of urban Chinese households will be in the middle class. Reflecting this potential growth, the Chinese government has identified cruising as an industry to further develop and is making substantial investments in cruise-related infrastructure, such as cruise port terminals and shipbuilding.

In 2006, we began sourcing our Chinese guests mostly from major areas, such as Shanghai, Beijing, Jiangsu and Guangdong, which have a combined population of approximately 230 million. We believe the cruise segment of the Chinese vacation market has significant long-term growth potential given its early stage of development with healthy demand from these first-tier mega cities and areas, the large and growing middle-class population, cruising’s value proposition as a family oriented vacation alternative for the growing middle-class Chinese consumer, the easing of travel restrictions, increasing support from the Chinese government and expansion of their international tourism aspirations. Due to the high importance we place on the emerging China cruise market, we relocated our Chief Operations Officer to China in 2014 to oversee our brands’ strategic initiatives and coordinate our growth strategy in China and the surrounding markets.

As we execute our strategy to accelerate growth in China, we have the benefit of eight years of local experience to help guide our expansion and enhance our cruise products and services and make them even more attractive to our Chinese guests. As part of our strategy, we are exploring opportunities aimed at the development of a domestic cruise company and the formation of a domestic cruise shipbuilding company, as well as local port development, talent development and training, enhanced relationships with our distribution partners and sharing of supply chain and logistics expertise.

As we continue to redeploy our ships to the region, we carefully design itineraries to fit the lifestyle of our Chinese guests. For example, our ships deployed in China offer itineraries that average four to five days since our Chinese guests have significantly fewer vacation days compared to guests in more established markets. Also, the destinations our ships visit are driven by our Chinese guests’ ability to obtain visas for international travel. Currently, Japan and South Korea are the preferred destinations for Chinese cruisers. However, as the cruise segment of the Chinese vacation market continues to develop, we will continue to work on identifying and developing new destinations that are both attractive and viable.

Currently, most cruises in China are regional. In the future, as we develop the cruise market and raise consumer awareness, we expect to increase our offerings of fly cruise packages.

COSTA
Costa began its China operations in 2006 and was the first international cruise line to home port a ship there. Costa operates two contemporary ships from China that are primarily marketed to the Chinese. Costa is adding another ship, the 2,984-passenger capacity, Costa Serena, in April 2015, which will increase its capacity in China by 74%. These ships offer a unique product, referred to as Italy at Sea, which provides a blend of both Italian-style hospitality, design, shopping experience and cuisine, as well as catering to Chinese-speaking guests’ desires for local cuisine and entertainment, gaming options and well-known luxury brands in their retail shops.

Costa offers its guests cruises generally from four to five days. One of its ships offers cruises to South Korea and Japan year-round. Costa’s other ship also sails from China to Japan and South Korea from the spring through the fall months. During the winter months, it sails from Singapore calling on ports in Malaysia and Thailand and from Hong Kong calling on ports in mainland China, Vietnam and the Philippines. Costa Serena will also sail year-round from China to Japan and South Korea.

PRINCESS
In 2014, Princess successfully entered the cruise segment of the Chinese vacation market with its four-month deployment of the 2,678-passenger capacity Sapphire Princess on cruises departing from Shanghai. Sapphire Princess brings a new premium cruise experience, which the line calls “Princess Class” to the cruise segment of the Chinese vacation market with an onboard product that is also customized to meet the needs of its Chinese guests. Local offerings included World Leader dinners, Tai Chi at sea, Ocean View Hot Pot dinner, Adventures in English enrichment classes and “Princess Night” stateroom amenities. The China season features itineraries that are generally from three to five days and include calls at several South Korean ports.

V. Ships Under Contract for Construction

As of January 22, 2015, summary information of our ships under contract for construction is as follows (a) (b):

Cruise Brands and Ships	Expected Delivery Date	Passenger Capacity
North America
Carnival Cruise Line
Carnival Vista	4/16	3,972
Newbuild	3/18	3,954
Princess Cruises
Newbuild	3/17	3,560
Holland America Line
Koningsdam	2/16	2,660
Newbuild	11/18	2,650
Seabourn
Newbuild	11/16	604
Newbuild	4/18	604
North America Cruise Brands		18,004

EAA
P&O Cruises (UK)
Britannia	2/15	3,647

AIDA
AIDAprima	9/15	3,286
Newbuild	3/16	3,286
EAA Cruise Brands		10,219
		28,223

(a)
Our ship construction agreements cannot be cancelled by either party without cause, and such cancellation will subject the defaulting party to contractual liquidated damages. All of our ship construction contracts except AIDA’s are with Fincantieri in Italy. Our AIDA ship construction contracts are with Mitsubishi Heavy Industries in Japan.

(b)
Refer to Note 6, “Commitments” and Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional ship commitment information.

VI. Cruise Ports and Destination Developments

Our cruise brands provide guests with unique vacation experiences and additional home and transit ports through the development and management of new or enhanced cruise port facilities. Creating leading destinations as well as securing preferred ports enables us to grow demand and deliver unique experiences to our guests. Our involvement is usually in cooperation with governmental entities and local operators and typically includes providing development and management expertise and financial commitments that are connected to long-term port usage and preferential berthing agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves, including the development and operation of mixed-use commercial properties. Commercial property lease revenues are included in other cruise revenues. We currently operate or are developing:

•
Leased or owned port facilities or have interests in joint ventures that operate leased or owned port facilities in Barcelona, Spain; Civitavecchia, Naples, Savona and Trieste, Italy; Hamburg, Germany; Juneau, Alaska; Long Beach, California and Marseilles, France for the benefit of our cruise brands and

•
Leased or owned port facilities that we have developed, or are in the process of developing, as destinations in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands; Roatán, Honduras and Puerto Plata, Dominican Republic; as well as private island destinations in The Bahamas, Half Moon Cay and Princess Cays®, primarily for the benefit of our North America cruise brands.  The facility in Puerto Plata, Dominican Republic, known as Amber Cove, is a new port destination strategically located in the central Caribbean cruise region and is expected to be opened in October 2015.

These destinations offer a variety of features, including shore excursions, cultural and historic exhibits, water sports, beaches, retail outlets and a variety of themed-dining options. These features come together to make each of these ports-of-call a unique vacation experience for our guests.

In addition, we are involved with the development, enhancement and/or financing of government-owned and operated cruise port facilities in Cape Canaveral, Fort Lauderdale and Miami, Florida; Galveston, Texas; New Orleans, Louisiana; New York City, New York; San Juan, Puerto Rico and St. Maarten, Kingdom of the Netherlands.

VII. Cruise Ship Repair Facility

We own a 40% interest in Grand Bahamas Shipyard Ltd. (“GBSL”), which is the largest cruise ship dry-dock repair facility in the world, to support our ship repair and maintenance programs. We utilize this facility, as well as other ship repair facilities, for our regularly scheduled dry-dockings and certain emergency repairs as may be required. This repair facility, located in Freeport, Grand Bahamas, has three dry-docks and can accommodate almost all of our ships. As a result, our North America brand ships based in the Caribbean primarily use this facility given its proximity to their home ports. During 2014, we had 13 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships, such as cargo and oil and gas tankers and offshore units, are serviced at this facility. GBSL generated total revenues of over $140 million in 2014, with a large portion being derived from work on our cruise ships.

Royal Caribbean Cruises Ltd. (“RCCL”) also owns a 40% interest in GBSL and an unaffiliated entity owned by Grand Bahamas Port Authority owns the remaining 20%. We account for our investment in GBSL using the equity method, with our share of income or loss recorded in other nonoperating income or expense. At November 30, 2014, our total net investment in, including notes receivable from, GBSL was $69 million. At November 30, 2014, GBSL had $164 million of outstanding debt and accrued interest due in equal parts to RCCL and us.

VIII. Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet, although published materials such as brochures and direct mailings are also used. Our brands have multiple pricing levels that vary by cruise line, category of cabin, ship, season, duration and itinerary. Cruise prices frequently change in a dynamic pricing environment and are impacted by a number of factors, including the number of available cabins for sale in the marketplace and the level of guest demand. Some cruise prices are reduced through special promotions and early booking, past guest recognition and other programs. Conversely, some cruise prices are increased due to higher demand.

Our bookings are generally taken several months in advance of the cruise departure date. Typically, the longer the cruise itinerary the further in advance the bookings are made. This lead time allows us to manage our prices in relation to demand for available cabins through the use of advanced revenue management capabilities and other initiatives, with the typical strategy of filling our ships while achieving the highest possible overall net revenue yields. In addition, we have the ability to change ship itineraries and cruise durations over time to maximize our net revenue yields. See “Key Performance Non-GAAP Financial Indicators” in our "Management Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 to this Form 10-K for a discussion of net revenue yields.

The cruise ticket price typically includes the following:

•	Accommodations,

•	Most meals, including snacks at numerous venues,

•	Access to amenities such as swimming pools, water slides, water parks, whirlpools, saunas, a health club, a jogging track, basketball, table tennis, sun decks and libraries,

•	Child care and supervised youth programs,

•	Entertainment, such as theatrical shows, movies, comedy shows and musical performances and other venues such as nightclubs, lounges and bars, themed parties and cooking demonstrations and

•	Access to exclusive private islands and destinations.

Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and then pay the balance due before the departure date. In Australia and most of Europe, we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Our guests utilize various forms of payment, such as credit and debit cards or direct debits, to pay for their cruise ticket and onboard purchases, which results in us incurring fees, which are included in commissions, transportation and other, and onboard and other expenses.

Our guests are subject to a cancellation fee if they cancel their cruise within a pre-defined period before sailing, unless they purchase a vacation protection package for the ability to obtain a refund. We include this cancellation fee income in cruise passenger ticket revenues at the time of cancellation. Guests who purchase vacation protection packages will receive all or a portion of their deposit value back in cash or in the form of a future cruise credit, in accordance with the terms of the programs. We include the premiums for these vacation protection packages in other cruise revenues. In addition, substantially all of our brands recommend that our guests pay a voluntary hotel service charge, which is collected by us and directly paid out to our ships hotel service staff.

As a convenience to our guests, we offer to arrange air transportation to and from airports near the home ports of our ships. When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices typically vary by gateway, ticket class, destination and other ticket restrictions. In 2014, approximately 11% of our guests purchased air transportation from us. In order to increase the level of our air transportation services, certain of our brands offer an air program that includes competitive air prices (for both restricted/non-refundable and flexible fares) and provides our guests with next port protection, which enables them to get to the next appropriate cruise port at no additional air cost if they miss their original port embarkation due to airline delays or other airline service disruptions. In addition, we charter aircraft to facilitate our guests’ travel to distant locations for some of our European brands’ cruise itineraries. We also offer ground transfers from and to the airport near the ship’s home port as part of our transfer programs. When a guest elects to purchase these transfer services these revenues are included in cruise passenger ticket revenues.

IX. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. In 2014, we earned 24% of our revenues from onboard and other revenue activities and services not included in the cruise ticket price including the following:

• Substantially all liquor and some non-alcoholic beverage sales, • Casino gaming,	• Communication services, • Full service spas,
• Shore excursions, • Gift shop sales,	• Specialty themed restaurants, • Art sales and
• Photo sales,	• Laundry and dry cleaning services.
Our brands are working on innovative ways to enhance our guests’ onboard experiences and increasing our onboard revenues, such as offering all-inclusive beverage and spa packages. We use various marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard and other products and services.  As a convenience to our guests, all our brands allow their guests to pre-book, and in most cases pre-pay, certain of their onboard and other revenue-producing activities in advance of the cruise. Carnival Cruise Line also offers gift cards at more than 9,000 retail locations throughout the U.S. in 2015. The value of these gift cards can be applied to the guest’s cruise ticket price or their onboard purchases.

We offer a variety of shore excursions at each ship’s ports-of-call that include general sightseeing, cultural tours, adventure outings and local boat rides and beach experiences. We typically utilize local operators who provide shore excursions with guides who speak the same languages as most of our shore excursion guests. For our sailings to destinations in Alaska, shore excursions are operated by our wholly owned company, Holland America Princess Alaska Tours, or provided by local independent operators. We also offer revenue-producing activities on the private islands and port destinations that we operate that include beach bars and restaurants, water sports, cabana rentals and chair lift and surf rider attractions.

Our casinos are all owned and operated directly by us and are equipped according to the unique requirements of our individual brands, which are driven by the ships’ itineraries and the market from which their guests are sourced.  We offer a wide variety of slot and gaming machines and a diverse mix of both traditional and specialty table games designed to meet the desires of our guests. We have also developed marketing and promotional arrangements with land-based casino companies in order to increase the number of casino players onboard certain of our brands. The casinos are only open when our ships are at sea in international waters or when otherwise permitted by law.

In conjunction with our cruise vacations, many of our cruise brands sell pre-and post-cruise land packages of one to four days that include guided tours, hotel accommodations and related transportation services. In Alaska and the Canadian Yukon, we utilize, to a large extent, our own hotel and transportation assets. The land portion of these Alaska and Yukon vacations vary in length from three to 13 days. Additionally, we earn revenues from various promotional and other programs with destination retailers, parking facilities, credit card providers and other destination-based incentives.

X. Sales Relationships

We sell our cruises mainly through travel agents, including retail, online and home-based agents, as well as wholesalers, general sales agents and tour operators that serve our guests in their local markets. These parties typically sell cabins to individuals and groups, but occasionally will charter a full or partial ship for incentive or other large events. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands. Our travel agent relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes. Most travel agents also sell cruises and other vacations provided by our competitors. During fiscal 2014, no controlled group of travel agencies accounted for 10% or more of our revenues.

In China, we generally sell cruises to our Chinese-sourced guests by chartering our ships to travel organizations that have travel agent licenses authorized to sell travel products in China. There are a limited number of Chinese agencies that have these licenses. As we do not have a travel agent license, we are currently unable to sell cruises or shore excursions directly to our guests. Those cruises that are not fully chartered are also sold through these licensed outbound travel agencies who generally purchase groups of cabins from us.

Travel agents are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of educational programs, including websites, training seminars and videos, to familiarize agents with our cruise brands and their products and services. For example, Carnival Conversations is a series of events organized by Carnival Cruise Line that feature product training on the brand’s latest innovations, such as Fun Ship® 2.0.

Substantially all of our cruise brands offer interactive online and other education courses for travel professionals who want to continue learning about the cruise industry and how to effectively sell our cruise products and services. For example, our Costa brand continues to provide support of their trade partners by not only reinforcing traditional training, such as their onboard sales academies, but also in the digital arena with the launch of Costa Extra, Costa Booking and “emotional quotation” online tools in 2014. Costa Extra, which is an online community that is fully integrated with Costa’s booking engine and its contact center, serves as a social network dedicated to the Costa brand.  It includes all the latest training materials, promotions for guests and trade, webinar functionality and capability for each travel agency to track its progress against targets. Costa’s Booking engine is placed on the website of travel partners allowing them to better compete in the digital world. “Emotional quotation” provides the travel agents with a capability of sending a personalized website with details of a cruise that the guest is interested in during the booking process.

We are a customer service driven company and continue to invest in our service organization to assist travel agents and guests before, during and after their cruise. We believe that our support systems and infrastructure are among the strongest in the vacation industry. Our investment in customer service includes the development of employees, processes and systems. We continually improve our systems within the reservations and customer relationship management functions, emphasizing the continuing support and training of the travel agency community.
All of our brands have developed internet booking engines to allow travel agents to book our cruises. We also support travel agent booking capabilities through global distribution systems. We estimate that almost 70% of our bookings from travel agents are made electronically.
All of our cruise brands have their own consumer websites that provide access to information about their products and services to users and enable their guests to quickly and easily book cruises and other products and services online, which is especially important to the millennial generation of cruisers. These sites interface with brands’ social networks, blogs and other social media sites, which allow them to develop greater contact and interaction with their guests before, during and after their cruise. We also employ vacation planners who support our sales initiatives by offering our guests cruise planning expertise and other services.

XI. Marketing Activities

Guest feedback and research support the development of our overall marketing and business strategies to drive demand for cruises and increase the number of first-time cruisers.  We measure and evaluate key drivers of guest loyalty and satisfaction that provide valuable insights about guests’ cruise experiences and the likelihood our guests will recommend our brands’ cruise products and services to others. For example, we measure our guests’ net promoter scores to monitor our guests’ satisfaction with our products and services. We also regularly initiate customer research studies among guests, travel agents, tour operators and others for input on business decisions that enhance our cruise products and services for our guests. Furthermore, with increased collaboration between our brands and access to vast databases of past guest information, we are able to perform psychographic segmentation studies that allow us to better understand our guests’ needs, wants and expectations. The results of these studies shape how we communicate, advertise and refine the booking process, overall onboard experience, as well as post-cruise interactions. Our ability to identify the psychographic mix is a powerful differentiator, which allows us to guide guests to the right experiences with the appropriate brands and build advocates for life.

Each of our brands has comprehensive marketing and advertising programs to promote their products and services to vacationers and travel agents in their source markets. Each brand’s marketing activities are generally designed to reach a local market in the local language. The principal mediums used for marketing and advertising are online display/advertising, online search, television, brand websites, direct mail, social media, e-mail, magazine, radio and outdoor billboards.

We continue to expand our marketing efforts to attract new guests online by leveraging the reach and impact of digital marketing and social media, such as Facebook, Twitter, YouTube, Blog, Google+, Flickr, Instagram and Pinterest. This helps us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services. At the end of 2014, we had almost 10 million “Likes” on Facebook for all our brands. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests. We use Twitter to enhance our customer service and as part of our public relations strategies to inform the press, popular bloggers, fans and brand advocates of new developments and breaking news stories.

In 2014, we launched our first-ever multi-brand marketing initiative incorporating all nine of our brands with television, digital, social and contest elements. The goal of this marketing program is to help inspire consumers to consider cruising as one of their top options when planning vacations and, ultimately, to grow demand for cruising with our portfolio of brands. The program elements are designed to educate consumers, and especially non-cruisers, on why cruising is a great vacation experience at an exceptional value. The initiative also helps consumers understand how cruising has evolved with the portfolio of our brands offering the right cruise experience for everyone.

All of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, expedited ship embarkation and disembarkation and special onboard activities. In addition, some of our brands offer private-label credit cards to their guests that accumulate award points for them to redeem for our products and services and also provide other loyalty benefits. We earn revenue from the credit card providers based principally on new card issuances and the volume of purchases through these credit cards which is included in our other revenues. Our cruise brands continue to offer new enhancements and benefits to their past guest recognition programs.

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

XIII. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos and vacation ownership properties. Our principal cruise competitors are RCCL, Norwegian Cruise Line Holdings, Ltd. (“NCL”) and MSC Cruises. RCCL and NCL each own several brands as follows:

•	RCCL owns Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, CDF Croisieres de France and Pullmantur.

•	RCCL and TUI AG, the leading German tour operator, jointly own TUI Cruises, a German cruise competitor.

•	NCL owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises.

Almost 85% of all 2014 global cruise guests sailed with these competitors and us.

XIV. Governmental Regulations

a.    Maritime Regulations

1. General

Our ships are regulated by numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be fined or otherwise sanctioned by regulators. We are committed to complying with, or exceeding, all relevant maritime requirements. All of our ships, and the maritime industry as a whole, are subject to the maritime safety and security regulations established by the International Maritime Organization (“IMO”), a specialized agency of the United Nations, and its principal set of requirements as mandated through its International Convention for the Safety of Life at Sea (“SOLAS”).

Our ships are registered, or flagged, in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama, Portugal and the UK, which are also referred to as Flag States. They are regulated by these Flag States through international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements. In addition, we are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the U.S. and more than 400 other international ports that our ships visit every year.

Our ships are also subject to periodic class surveys, including dry-docking inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Class certification is one of the necessary documents required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Dry-dock frequency, for example, is a statutory requirement mandated by SOLAS.  Our ships dry-dock once or twice every five years, depending on the age of the ship. Dry-docking, which requires that the ship be temporarily taken out-of-service, typically lasts for one or more weeks depending on the amount of work performed. Significant dry-dock work includes hull inspection and related activities, such as scraping, pressure cleaning and bottom painting, and maintenance of steering and thruster equipment, propulsion engines, stabilizers and ballast tanks. While the ship is out of the water in dry-dock, we also perform other repairs, maintenance and ship improvement work. To the extent practical, each ship’s crew including the hotel staff remain with the ship during the dry-dock period and assist in performing repair and maintenance work or participate in occupational, safety or other training.

As noted above, our ships are subject to inspection by the port regulatory authorities, which are also referred to as Port State Control, in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor requirements applicable to each port, as well as with international requirements.  Many countries have joined together to form regional port regulatory authorities. Agreements have been signed covering Europe and the North Atlantic, Asia and the Pacific, the Caribbean, West and Central Africa, the Black Sea region, the Mediterranean Sea, the Indian Ocean and other areas. In U.S. ports, these authorities include the U.S. Coast Guard and U.S. Customs and Border Protection and in Canada, the Canadian Coast Guard. In Italian ports these authorities include the Italian Coast Guard, Maritime Health and the State Police. In UK ports, these authorities include the UK Maritime & Coastguard Agency, the Department for Transport’s Maritime and Transport Security Division and the local port health authorities.

Although not required by regulations, we voluntarily publish Sustainability Reports that address governance, commitments, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which can be viewed at www.carnivalcorp.com and www.carnivalplc.com, were developed in accordance with the Sustainability Reporting Guidelines established by the Global Reporting Initiative, the de-facto global standard for reporting on environmental, social and governance policies, practices and performance.

Our Boards of Directors have Health, Environment, Safety & Security Committees (“HESS Committees”), which are currently each comprised of three independent directors. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review all significant risks or exposures and associated mitigating actions. We continue to be committed to implementing appropriate measures to manage identified risks effectively. As part of our commitment in 2014, we appointed a Chief Maritime Officer to oversee our global maritime operations, including maritime quality assurance and policy, shipbuilding, ship refits and research and development. To ensure that we are compliant with the legal and regulatory requirements and that these areas of our business operate in an efficient manner we continue to, among other things:

•	Provide regular health, environmental, safety and security support, training, guidance and information to guests, employees and others working on our behalf,

•	Develop and implement effective and verifiable management systems to fulfill our health, environmental, safety, sustainability and security commitments,

•	Perform regular shoreside and shipboard audits and take appropriate action when deficiencies are identified,

•	Report and investigate all health, environmental, safety and security incidents and take appropriate action to prevent recurrence,

•	Identify those employees responsible for managing health, safety, environment, security and sustainability programs and ensure that there are clear lines of accountability and

•	Identify the aspects of our business that impact the environment and continue to take appropriate action to minimize that impact.

We believe maritime safety, security, environmental, sustainability, health and labor matters will continue to be areas of focus by relevant government authorities where our cruise ships operate and, accordingly, we will likely be subject to increasing compliance costs in the future.

2. Maritime Safety Regulations

The IMO has adopted safety standards as part of SOLAS, which apply to all of our ships. To help ensure guest and crew safety and security, SOLAS establishes, among other things, requirements for the following:

• Vessel design,	• Life-saving and other equipment,
• Structural features,	• Fire protection and detection,
• Construction and materials,	• Safe management and operation and
• Refurbishment standards,	• Security.

All of our crew undergo regular safety training that meets or exceeds all international maritime regulations, including SOLAS requirements which are periodically revised. These requirements apply to existing ships and ships under construction.

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators.  Under the ISM Code, vessel operators are required to:

•
Develop a Safety Management System (“SMS”) that includes, among other things, the adoption of safety and environmental protection policies setting forth instructions and procedures for operating vessels safely and describing procedures for responding to emergencies and protecting the environment.

•
Obtain a Document of Compliance (“DOC”) as well as a Safety Management Certificate (“SMC”) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence compliance with the SMS.

•	Verify or renew DOCs and SMCs periodically in accordance with the ISM Code.

All of our shoreside and shipboard operations and ships are regularly audited by the national authorities and maintain the required certificates of compliance in accordance with the ISM Code.

We continue to implement policies and procedures that demonstrate our continuing commitment to the safety of our guests and crew. These policies and procedures include the following:

•	Expansion and acceleration of training of our bridge and engine room officers in maritime related best practices at our training facilities in Almere, the Netherlands, and Rostock, Germany,

•	Further standardization of our detailed bridge and engine resource management procedures on all of our ships,

•	Expansion of our existing oversight function to monitor bridge and engine room operations,

•	Identifying and standardizing best-practice policies and procedures in health, environment, safety and security disciplines across the entire organization including on all our ships and

•	Further enhancing our processes for auditing and continuously improving our HESS performance throughout our operations.

As members of the Cruise Lines International Association (“CLIA”), the global cruise industry trade association, we helped to develop and have implemented policies that are intended to enhance shipboard safety throughout the cruise industry. In some cases this calls for implementing best practices, which are in excess of existing legal requirements. These policies include the following:

• Location of lifejacket stowage,	• Local sounding smoke alarms,
• Harmonization of bridge procedures,	• Reporting of crimes and missing persons,
• Recording the nationality of passengers,	• Safeguarding children in youth activity centers,
• Common elements of passenger musters,	• Security incidents,
• Passage planning,	• Waste management and
• Personnel access to the bridge,	• Medical facilities.
• Lifeboat loading for training purposes,

Further details on these and other policies can be found on www.cruising.org.

3. Maritime Security Regulations

Our ships are subject to numerous security requirements. These requirements include the International Ship and Port Facility Security Code, which is part of the broader SOLAS regulations, the U.S. Maritime Transportation Security Act of 2002, which addresses U.S. port and waterway security and the U.S. Cruise Vessel Security and Safety Act of 2010, which applies to all of our ships that embark or disembark passengers in the U.S. These regulations include requirements as to the following:

•	Implementation of specific security measures, including onboard installation of a ship security alert system,

•	Assessment of vessel security,

•	Efforts to identify and deter security threats,

•	Training, drills and exercises and

•
Security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment.

4. Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern, among other things, air emissions, waste discharges, water management and disposal, and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints. Irrespective of the existing legal requirements, we are committed to helping to preserve the environment and, in particular, the health of the world’s oceans as the success of our business is dependent on them. For example, we partner with environmental organizations, such as The Nature Conservancy, to support the protection of the global marine environment. We continue to make capital and other expenditures to comply with, and in many cases exceed, environmental laws, regulations and treaties.

Our environmental efforts are focused on, among other things, reducing emissions such as greenhouse gases (“GHGs”) (for example, carbon dioxide (“CO2”) or carbon dioxide equivalents (“CO2e”), sulfur oxide (“SOx”) and nitrogen oxide (“NOx”)). These emissions result from the combustion of the marine fuels consumed by our ships, which accounts for substantially all of our total GHG and other emissions. Accordingly, reducing fuel consumption continues to be one of our most important cross-brand initiatives, which has and will continue to help reduce emissions and mitigate the impact of high fuel prices.  We have and will continue to implement our energy-saving strategy through our environmental management systems. This strategy includes installing some of the best available energy reduction technologies on our ships, such as exhaust gas cleaning, propulsion, air conditioning and waste heat recovery systems, more efficient lighting and evaluating alternative fuels and new emission reduction technologies. In addition, we are designing more energy efficient ships that will enter our fleet in the future, while continuing toward reducing the fuel consumption of our existing fleet.

We had voluntarily set a goal of delivering a 20% reduction (per unit) from our 2005 baseline of CO2 emission rate from shipboard operations by 2015. We achieved our goal one year ahead of schedule and are currently developing new goals aimed at protecting the environment and further reducing our fuel consumption. We measure our ability to use direct energy efficiently by calculating the amount of primary source energy we consume. Our ship fuel consumption and emission rates and our total ship fuel GHG emissions are as follows:

					Percentage Change Since
Measure	Units	2014	2013	2008	2013	2008
Ship Fuel Consumption Rate	Grams Fuel/ALB-KM (a)	87	89	104	(2.2)%	(16.3)%
Ship Fuel GHG Emission Rate	Grams CO2e/ALB-KM (b)	274	280	327	(2.1)%	(16.2)%
SOx Emission Rate	Kg SOx/NM (c)	(e)	13.1	16.1	(e)	(18.6)%(e)
NOx Emission Rate	Kg NOx/NM (c)	(e)	22.5	24.8	(e)	(9.3)%(e)
Total Ship Fuel GHG Emissions (in millions)	Tonnes CO2e (d)	10.1	10.3	10.0	(1.9)%	1.0%

(a)
We measure and report the ship fuel consumption rate in terms of grams of fuel per available lower berth kilometer (“ALB-KM”). This indicator enables us to make meaningful fuel consumption comparisons that take into account changes in fleet size, itineraries and passenger capacity.

(b)
We measure and report the ship fuel GHG emission rate in terms of grams of CO2e per ALB-KM. This indicator enables us to make meaningful GHG emission reduction comparisons that take into account changes in fleet size, itineraries and passenger capacity.

(c)
We measure SOx and NOx emission rates in terms of total kilograms (“Kg”) of emissions per nautical mile (“NM”). Using an emission rate normalized by distance travelled allows us to compare our pollutant reduction efforts over the reporting periods.

(d)	GHG emission data collection and calculations were performed in accordance with our GHG Inventory Management Plan, the Greenhouse Gas Protocol and ISO 14064-3:2006.

(e)	Information for 2014 is not available as of January 29, 2015. Percentage reduction presented is from 2008 to 2013.

i. International Regulations

The principal international convention governing marine pollution prevention and response is the IMO’s International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL includes requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions. To further these objectives, MARPOL sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution.  All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. The ship’s Flag State issues these certificates, which evidence their compliance with the MARPOL regulations regarding prevention of pollution by oil, sewage, garbage and air emissions. Certain jurisdictions have not adopted MARPOL but have established various national, regional or local laws and regulations to apply to these areas.

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

MARPOL also governs the discharge of sewage from ships and contains regulations regarding the ships’ equipment and systems for the control of sewage discharge, the provision of facilities at ports and terminals for the reception of sewage and requirements for survey and certification. MARPOL designates the Baltic Sea as a “Special Area” where sewage discharges from passenger ships are restricted. However, this restriction will only take effect upon notification of the existence of adequate reception facilities from countries whose coastlines border the Baltic Sea Special Area. The date this restriction will take effect is uncertain as the underlying requirements have not yet been finalized. These new requirements may affect our operations unless suitable port waste facilities are available or new technologies for onboard waste treatment are developed. The cost of complying with these new requirements is not determinable at this time.

MARPOL also governs the discharge of garbage from ships and requires a Garbage Management Plan and a Garbage Record Book. As a result of MARPOL regulations addressing garbage management, the discharge of all garbage to sea is prohibited unless the discharge is expressly permitted by these regulations.

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

As a means of managing and improving our environmental performance and compliance, we adhere to standards set by the International Organization for Standardization (“ISO”), an international standard-setting body, which produces worldwide industrial and commercial standards. The environmental management systems of our brands and ships are certified in accordance with ISO 14001, the environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services. ISO 14001 defines an approach to setting and achieving environmental objectives and targets, within a structured management framework. Additional MARPOL requirements are discussed below in Section iv. “Low Sulfur Fuel Regulations.”

ii. U.S. Federal and State Regulations

The Act to Prevent Pollution from Ships authorizes the implementation of MARPOL in the U.S. and imposes numerous requirements on our ships, as discussed above. Administrative, civil and criminal penalties may be assessed for violations.

The Oil Pollution Act of 1990 (“OPA 90”) established a comprehensive federal liability regime, as well as prevention and response requirements, relating to discharges of oil in U.S. waters. The major requirements include demonstrating financial responsibility up to the liability limits and having oil spill response plans in place. We have Certificates of Financial Responsibility that demonstrate our ability to meet the maximum amount of OPA 90 related liability that our ships could be subject to for removal costs and damages, such as from an oil spill or a release of a hazardous substance. Under OPA 90, owners or operators of vessels operating in U.S. waters must file Vessel Response Plans with the U.S. Coast Guard and must operate in compliance with these plans. Our Vessel Response Plans have been submitted to the U.S. Coast Guard and we operate in accordance with our plans. As OPA 90 expressly allows coastal states to impose liabilities and requirements beyond those imposed under federal law, many U.S. states have enacted laws more stringent than OPA 90. Some of these state laws impose unlimited liability for oil spills and contain more stringent financial responsibility and contingency planning requirements.

The Clean Water Act (“CWA”) and other laws and regulations provide the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters.

Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in the Vessel General Permit (“VGP”), which is an EPA requirement. The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel.  In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

Our operations generate and require the transportation and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act. In general, vessel owners are required to determine if their wastes are hazardous, comply with certain standards for the proper management of hazardous wastes and use hazardous waste manifests for shipments to approved disposal facilities.

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

The U.S. Coast Guard issued a final rule, which went into effect in June 2012, establishing standards for the allowable concentration of living organisms in ballast water discharged in U.S. waters and requiring the phase-in of U.S. Coast Guard approved ballast water management systems. The standards are equivalent to those in the IMO convention. In most cases, affected vessels will be required to install and operate a ballast water management system that has been approved by the U.S. Coast Guard. A vessel’s compliance date varies based upon the date of construction and ballast water capacity. Ships constructed on or after December 1, 2013 must comply with these standards on delivery. Existing ships must comply by their first dry-dock after January 1, 2016. However, as of January 22, 2015, no ballast water management systems have been approved by the U.S. Coast Guard and, accordingly, they are currently granting exemptions from this rule.

Most U.S. states that border navigable waterways or sea coasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

The state of Alaska enacted legislation that prohibits certain discharges in designated Alaskan waters and sets effluent limits on others. Further, the state requires that certain discharges be reported and monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regimes in Alaska are more stringent than the U.S. federal requirements with regard to discharge from vessels in other areas. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

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

The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL, as discussed below. In addition, the EC goes beyond the IMO by requiring the use of low sulfur (less than 0.1%) marine gas oil while in EU ports.

iv. Low Sulfur Fuel Regulations

MARPOL Annex VI addresses air emissions from vessels in both auxiliary and main propulsion diesel engines on ships. Annex VI also specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas.  Starting in January 2015, ships operating in the Baltic Sea ECA, the North Sea ECA, the North American ECA and the U.S. Caribbean ECA are required to use fuel with a sulfur content of no more than 0.1% or use alternative emission reduction methods (“2015 ECA”).

The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% on and after January 2020.  This 0.5% global standard will be subject to an IMO review by 2018 as to the availability of the required fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed to January 2025, at the latest. However, the EU Parliament and Council have set 2020 as the final date for the 0.5% fuel sulfur content limit to enter force, regardless of the 2018 IMO review results. This EU Sulfur Directive will cover EU Member States’ territorial waters that are within 12 nautical miles of their coastline.

In conjunction with an affiliate we have and will continue to develop and test exhaust gas cleaning systems' (“EGCS”) designs that we believe will reduce the sulfur emission levels of our higher sulfur bunker fuel to or below the levels required under the 2015 ECA limits, the 2020 global standard and while in EU ports. Accordingly, we are installing EGCSs on many of our ships. In addition, to allow us sufficient time to install EGCSs on a reasonable schedule, we have received an exemption for 32 ships that regularly sail within the North American and U.S. Caribbean ECAs that will delay the requirements to comply with the 2015 ECA limit through agreed upon dates ending in 2016. EGCSs were installed on 13 ships during 2014 and by the end of 2015 we expect to have EGCSs installed on 45 ships. We expect to have EGCSs installed on approximately 70% of our fleet by the end of 2017. We expect these efforts should mitigate the majority of the impact from the 2015 ECA. We currently estimate that compliance with the 2015 ECA will result in higher 2015 fuel expenses of about $0.10 per share, with that increase expected to be reduced by about half in 2016 and mostly offset in 2017. We will incur additional EGCS operating expenses as we benefit from the use of this technology.

As for the 2020 global standard, we believe that the magnitude of the fuel price increase from complying with this standard is not reasonably determinable at this time due to the uncertainty of when the global standard will become effective, which could be as late as 2025, and other potential mitigating factors. However, we believe the increase to our fuel expenses from complying with the 2020 global standard will ultimately not be material to our consolidated financial statements.

Beyond EGCS technology, as part of our emission abatement program, we have continued our work with local port authorities and the EPA to help promote the development of shore power connections in Juneau, Alaska; Long Beach, Los Angeles, San Francisco and San Diego, California; Seattle, Washington; Halifax, Nova Scotia and Vancouver, British Columbia and have equipped 26 ships with shore power technology. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, and thus reducing our air emissions.  Similarly, in an effort to continue our commitment to sustainability and to playing a leading role in matters of environmental protection in the cruise industry, AIDA began using a liquefied natural gas (“LNG”) hybrid barge for ecologically friendly and flexible power supply as an alternative to shore power, while its ships are moored in the port of Hamburg, Germany.

In the long-term, the cost impacts of achieving progressively lower sulfur emission requirements may be further mitigated by the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels, such as LNG at sea and in port, and our continued efforts to improve the overall fuel efficiency across our fleet. Since 2007, we have achieved a 25% cumulative reduction in unit fuel consumption by focusing on the following:

• Efficiency improvements in the areas of hull coatings and designs,	• More efficient pumps, ventilation and waste heat recovery systems,
• Improved engine performance,	• New itineraries
• More advance engine designs,	• More efficient propeller designs,
• More efficient LED lighting,	• Reduction in ship speeds and
• More efficient air conditioning, which is the second largest user of onboard energy after propulsion,	• Increased energy use awareness and training.

v. Greenhouse Gas Emissions

We have established objectives within the ISO 14001 environmental management systems of each of our brands to further reduce fuel consumption rates and the resulting CO2 emission rates. Each year we have volunteered to participate in the Carbon Disclosure Project (“CDP”), which provides visibility of companies’ carbon footprints and activities regarding carbon emissions. The CDP rates companies on the depth and scope of their disclosures and the quality of their reporting. Our submission included details of our most recently compiled emissions data and reduction efforts, along with our completion of an independent, third-party verification of our GHG emissions inventory.

In January 2013, the IMO approved measures to reduce emissions of GHGs from international shipping by adopting technical and operational measures for all ships. The technical measures apply to the design of new vessels, and the operational reduction measures apply to all vessels.

5. Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We collaborate with public health inspection programs throughout the world, such as the Centers for Disease Control and Prevention in the U.S. (“CDC”) and the SHIPSAN Project in the EU to ensure that development of these programs leads to enhanced health and hygiene onboard our ships. Through our collaborative efforts, we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant ship renovations. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, reporting communicable illnesses and conducting regular crew training and guest education programs.

In 2013, 10.1 million passengers embarked on CLIA member cruise ships from U.S. ports. That year, there were four norovirus outbreaks on cruise ships departing from U.S. ports involving a total of 834 passengers, which represents only 0.008% of cruise passengers on CLIA member cruise ships. By contrast, the CDC reported there are approximately 20 million norovirus cases in a typical year in the U.S., or 6.3% of the U.S. population.  It is estimated that 1 in 15 Americans contract the norovirus on land each year, compared to 1 in 12,000 cruise guests reporting that they have contracted the norovirus on a cruise ship each year.  Although outbreaks of gastrointestinal illnesses on ships represent a small percentage of all outbreaks, the cruise industry has developed and implemented policies and practices to limit gastrointestinal illness onboard ships.

6. Maritime Labor Regulations

In 2006, the International Labor Organization, an agency of the United Nations that develops and oversees international labor standards, adopted a Consolidated Maritime Labor Convention (“MLC 2006”). MLC 2006 contains a comprehensive set of global standards and includes a broad range of requirements, such as the definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements. In August 2013, MLC 2006 became effective in certain countries in which we operate.

The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, as amended, establishes minimum standards relating to training, including security training, certification and watchkeeping for our seafarers.

b.    Consumer Regulations

Our ships that call on U.S. ports are regulated by the Federal Maritime Commission (“FMC”). Public Law 89-777, which is administered by the FMC, requires all our cruise brands that call on U.S. ports and embark or disembark guests in U.S. ports to establish financial responsibility for their liability to passengers for nonperformance of transportation, for personal injury and for loss of life. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for nonperformance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must be no less than 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $22 million. Such maximum coverage amount will increase to $30 million by April 2015. Based on this increase, our required guarantee will be $150 million. Our Protection and Indemnity coverages are used to establish our financial responsibility for personal injury and loss of life.

In some cases in the UK, continental Europe and Australia, we are required to obtain licenses from and post bonds or guarantees with various organizations in connection with the conduct of our business and/or our ability to meet our liabilities in the event of nonperformance of obligations to consumers. The most significant requirement relates to ABTA, formally known as the Association of British Travel Agents, which requires us to maintain approximately $125 million of sterling-denominated bonds to cover certain of our brands’ UK customer deposits. We are also required to pay to the UK Civil Aviation Authority a non-refundable £2.50 fee per guest when we arrange a flight as part of a cruise vacation.

In the other major countries where we source our guests, we are also required to establish financial responsibility, such as obtaining a guarantee from a reputable insurance company to ensure that, in case of insolvency, our guests will be refunded their deposits and repatriated without additional cost if insolvency occurs after a cruise starts.

In Australia and most of Europe, we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we receive these payments.

c.    Regulations for Guests with Disabilities

Regulations regarding ship accessibility standards are expected to be issued in the U.S. As a result of the proposed new regulations, we expect that we will be required to make modifications to some of our ships but do not believe the cost of these will have a significant impact on our consolidated financial statements.

XV. Training

Our cruise brands are committed to providing appropriate hotel and marine-related training to ensure that our shipboard crew, including officers, have the knowledge and skills to properly perform their jobs. We have a maritime training program for shipboard officers that includes two training facilities with one located in Almere, the Netherlands, known as the Center for Simulator Maritime Training (“CSMART”), and the other located in Rostock, Germany. Our goal is to be a leader in delivering high quality professional maritime training. Participants receive a maritime training experience that fosters critical thinking, problem solving, ethical decision making and skill development.

CSMART currently offers two full mission bridge simulators, six part-task bridge simulators and the ability to simulate fixed propeller and azipod operations. In addition, CSMART offers two full mission engine control rooms with four machinery outstations and 16 part-task engine room simulators. The CSMART facility also features large instructional classrooms, meeting rooms and a catering facility. In 2014, we purchased land in Almere and are having a new CSMART training facility built to include four full mission bridge simulators and four full mission engine room simulators. In addition, the new facility will include training simulators for our shipboard safety, security and medical functions. We are also having on-site accommodations built for use by our shipboard officers during their training sessions.  The new training facility and accommodations are expected to open in mid-2016. We expect to train more than 6,000 shipboard officers annually at our expanded CSMART facility. Our training facility in Rostock offers one full mission bridge simulator, one part-task bridge simulator and one part-task engine room simulator.

We have enhanced our HESS Management System risk assessment and management capabilities by implementing shipboard quality assurance initiatives that will further strengthen bridge and engine control room resource management training and operational performance. We have also established the European Cruise Academy in Rostock, Germany, which offers advanced training certificates in the maritime sciences primarily related to the cruise business.

D.    Employees

Our shoreside operations have an average of 10,100 full-time and 2,800 part-time/seasonal employees.  We also employ an average of 81,200 crew members, including officers, onboard the 100 ships we currently operate, which excludes employees who are on a leave. Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with the Alaskan cruise season, which seasonal employees are included above. We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations.  We consider our employee and union relationships to be strong. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 39% and 14%, respectively.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are sourced from around the world, with the largest contingent from the Philippines, Indonesia and India. We utilize a limited number of manning agencies to help locate and hire most of our shipboard employees. As manning agencies are located in the home countries of our crew, their knowledge of the local market and culture allows them to attract high volumes of qualified candidates. The services provided by our manning agencies may include interviewing, background and medical prescreenings, hiring, arranging air transportation and managing medical repatriations.

E. Supply Chain

Our largest non-payroll operating expenditures are for fuel, food and beverages, travel agency services, port facility utilization, repairs and maintenance including dry-docking, transportation services, advertising and marketing, hotel and restaurant products and supplies, entertainment expenses and credit card fees. Our largest capital investments are for the construction of new ships and improvements to existing ships, including EGCS and energy efficiency investments.

Although we utilize a select number of suppliers for most of our food and beverages, communication services, air transportation services and hotel and restaurant products and supplies, most of these products and services are available from multiple sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports-of-call from a limited number of maritime suppliers. Almost 50% of our fuel purchases are provided by seven suppliers.

We are continually reviewing our supply chain procurement processes and have, or expect to implement strategic initiatives to reduce our costs, including as follows:

•	Negotiating company-wide contracts for guest, crew and shoreside employees’ travel,

•	Reviewing our processes for purchasing food, beverages, hotel supplies, restaurant products and technical spares to identify synergistic opportunities and to negotiate more favorable commercial terms,

•	Combining warehousing facilities and optimizing logistics,

•	Negotiating company-wide contracts for port services and shore excursions and

•	Streamlining the use of manning agencies.

We perform our major dry-dock and ship improvement work at dry-dock facilities in The Bahamas, Europe, the U.S., Canada, Singapore and Australia. At January 22, 2015, we have agreements in place for the construction of ten cruise ships with two shipyards. We also purchase repair, maintenance and refurbishment items from a limited number of maritime suppliers. We believe there are sufficient dry-dock and shipbuilding facilities and related suppliers to meet our anticipated repair, maintenance, ship improvement and newbuild requirements.

F. Communities in Which We Operate

We help to create a higher standard of living and quality of life in our home communities and those that we visit. We often meet with local government leaders to discuss business and community planning and ways to interact sustainably. We also promote the local destinations, develop some local ports and cruise terminals, provide emergency aid and support and make philanthropic donations in some of the communities that we operate.

G. Information Technology

With the increasing size and sophistication of cruise ships, the technologies employed to create guest experiences and operate ships have grown ever more complex and integrated. Nearly every guest experience and operational process employs cutting edge technologies, from the navigation, communication and radar equipment on the bridge to integrated commerce solutions that enable guests to purchase photos and schedule shore excursions from their staterooms and staying connected with their family and friends back home. Our global information technology model is designed to contribute to exceeding expectations of our guests, crew, shoreside employees and other stakeholders. Our global technology model is focused on creating innovative platforms and solutions to create exceptional guest experiences while leveraging common technologies to drive process efficiency and effectiveness across our portfolio of brands. In order to achieve our goals, we are focusing on five areas as follows:

•
Connectivity – to provide reliable guest connectivity at all times and geographies and deliver the best possible connectivity experience, improve crew morale through better connectivity with family and friends and offer support for new services and products. For example, we expect to implement an innovative “smart hybrid” network that combines land-based systems and advanced satellite connectivity to provide our guests and crew with faster and more consistent internet service regardless of our ships’ locations.

•
Applications – to offer consistently higher quality experience for guests, crew and employees, achieve lower total cost of ownership, have more secure applications and have a stronger pipeline of solutions,

•
Cybersecurity – to provide consistent protection of guest, employee and company data, develop best practices and tools to combat threats and malicious activity, ensure full compliance with applicable regulations and consistently model and implement a speedy response and recovery in case of an incident,

•
Infrastructure – to become more cost-efficient, attain higher network availability and flexibility, achieve greater collaboration between our brands, make available a higher computer power/storage capacity through leveraging our information technology assets, reduce disruptions and improve response time to incidents and

•
Innovation – to create proprietary platforms that enable unique and differentiated guest experiences across our portfolio of brands while amplifying individual brand characteristics and avoiding duplicate efforts.

All of our brands have actively contributed in the design of the global information technology model and will continue communicating, coordinating and collaborating to maximize the business value of our information technology investments by eliminating redundancies and driving synergies across the brands, identifying and leveraging best practices and establishing common standards.

H.    Insurance

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

We are members of two P&I clubs, which are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through broad and established reinsurance markets, a large portion of the world’s shipping fleets.  Coverage is subject to the P&I clubs’ rules and the limits of coverage are determined by the IG.

III. Hull and Machinery Insurance

We maintain insurance on the hull and machinery of each of our ships for reasonable amounts as determined by management. The coverage for hull and machinery is provided by large and well-established international marine insurers. Most insurers make it a condition for insurance coverage that a ship be certified as “in class” by a classification society that is a member of the International Association of Classification Societies (“IACS”). All of our ships are routinely inspected and certified to be in class by an IACS member.

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

I.    Trademarks and Other Intellectual Property

We own and have registered or licensed numerous trademarks and domain names, which we believe are widely recognized and have considerable value. These intangible assets enable us to distinguish our cruise products and services, ships and programs from those of our competitors. Our trademarks include the trade names of our cruise brands, each of which we believe is a widely-recognized brand in the cruise industry, as well as our ship names and a wide variety of cruise products and services. We have entered into license agreements for the use of the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruising and related activities. We also have a license to use the “Love Boat” name and related marks.  See Note 10, “Fair Value Measurements, Derivatives Instruments and Hedging Activities” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Asset Impairments” in Exhibit 13 to this Form 10-K for additional discussion of our trademarks.

J.    Taxation

A summary of our principal taxes and exemptions in the jurisdictions where our significant operations are located is as follows:

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

Regulations under Section 883 list items that the Internal Revenue Service (“IRS”) does not consider to be incidental to ship operations. Among the items identified as not incidental are income from the sale of air transportation, transfers, shore excursions and pre- and post-cruise land packages to the extent earned from sources within the U.S.

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

II. UK and Australian Income Tax

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc and have elected to enter the UK tonnage tax under a rolling 10-year term and, accordingly, reapply every year. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

P&O Cruises (Australia) and all of the other cruise ships operated internationally by Carnival plc for the cruise segment of the Australian vacation market are exempt from Australian corporation tax by virtue of the UK/Australian income tax treaty.

III. Italian and German Income Tax

In early 2015, Costa and AIDA will reelect to enter the Italian tonnage tax regime through 2024 and can reapply for an additional ten-year period beginning in early 2025. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings not considered to be shipping profits for Italian tonnage tax purposes will be taxed at an effective tax rate of 5.5% under the Italian International shipping tax regime since all of their ships are Italian registered.

Substantially all of AIDA’s earnings are exempt from Italian and German corporation tax by virtue of the Italy/Germany income tax treaty.

IV. Income and Other Taxes in Asian Countries

Substantially all of our brands’ income from their international operation in Asian countries is exempt from local corporation tax by virtue of relevant income tax treaties.

V. Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

K.    Website Access to Carnival Corporation & plc SEC Reports

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

L.    Industry and Market Data

This Form 10-K includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from CLIA, G.P. Wild and surveys and forecasts, generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising and offer support and training for the travel agent community in North America.  In addition, CLIA participates in the regulatory and policy development process while supporting measures that foster a safe, secure and healthy cruise ship environment. Also, CLIA facilitates strategic relationships between cruise industry suppliers and organizations, cruise lines, ports and shipyards and provides a forum for interaction with governmental agencies. All CLIA information, obtained from the CLIA website www.cruising.org, relates to the CLIA member cruise lines. In 2013, CLIA merged with similar organizations outside of North America and represents 63 cruise brands that operate 95% of cruise industry capacity. G.P Wild is an authoritative source of cruise industry statistics and publishes a number of reports and industry reviews. All G.P. Wild information is obtained from their annual Cruise Industry Statistical Review. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Exhibit 13, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

Demand for cruises is in part dependent on the underlying perceived or actual economic condition of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates; declines in income levels; securities, real estate and other market declines and volatility; increasing taxation; higher fuel prices and healthcare costs; more restrictive credit markets; higher interest rates and changes in governmental regulations, could reduce our potential vacationers’ discretionary incomes, net worth or their consumer confidence. Consequently, this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase.  Decreases in demand could lead to price reductions which, in turn, could reduce the profitability of our business. These ticket price reductions may result in a less affluent guest base, which along with decreases in discretionary income or consumer confidence could also result in lower onboard revenues that could also have a negative effect on our net revenue yields and profitability.

•	Increases in fuel prices may adversely affect our operations, financial condition and liquidity.

Economic, market and political conditions around the world, such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, make it difficult to predict the future price and availability of fuel. Fuel costs accounted for 20%, 21% and 23% of our cruise operating expenses in 2014, 2013 and 2012, respectively. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Furthermore, volatility in fuel prices could have a material adverse effect on our operations, financial condition and liquidity. We may be unable to implement additional fuel conservation initiatives and other best practices or increase ticket prices and collect fuel supplements, which would help to fully or partially offset these fuel price increases. See risks relating to environmental laws and regulations, continuing financial viability of air service providers and failures to keep pace with technology below for additional information regarding our fuel risks.

To mitigate a portion of our economic risk attributable to potential fuel price increases, we have established a fuel derivatives program. To date under this program, we have bought Brent crude oil (“Brent”) call options and sold Brent put options, collectively referred to as zero cost collars, that establish ceiling and floor prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. In addition, there can be no assurance that our fuel derivatives program will provide a sufficient level of protection against increases in fuel prices or that our counterparties will be able to perform, such as in the case of a counterparty bankruptcy. The zero cost collars will reduce the benefit we currently expect to obtain from lower 2015 fuel prices since the current Brent prices are below the floor of our 2015 zero cost collars. Also, the fuel derivative contracts may create significant volatility in our U.S. GAAP earnings due to volatility in fuel prices over the contracts’ terms.

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

The operation of cruise ships, hotels, land tours, port and related commercial facilities and shore excursions involve the risk of incidents, including those caused by the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses, such as from the spread of contagious diseases; mechanical failures, fires and collisions and the resulting costs incurred on emergency ship repairs; repair delays; groundings; navigational errors; oil spills and other maritime and environmental mishaps; missing passengers and other incidents at sea or while in port or on land, which may cause injury and death, guest and crew discomfort and the alteration of itineraries or cancellation of a cruise or series of cruises or tours. Although our uncompromising commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in accidents and other incidents in the past. We may experience similar or other incidents in the future, even though we have and will implement policies, procedures and best practices to limit their future occurrence. These types of incidents may bring into question guest and crew health, safety, security and satisfaction and may adversely affect our brands’ reputations and demand for our brands, and cruising in general, and may affect our sales and profitability, may result in additional costs to our business, litigation against us and increasing government or other regulatory oversight.

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

The frequency of extreme weather events such as hurricanes and floods, which may be caused by climate change, may not only cause disruption, alteration, or cancellation of cruises but may also adversely impact commercial airline flights, other transport and shore excursion activities or prevent our guests from electing to cruise altogether. Such extreme weather events may also disrupt the supply of provisions, fuel and shore power, and may limit our ability to safely embark and disembark our guests. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock our ships and could cause sea/motion sickness among guests and crew. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our sales and profitability. Additionally, these extreme weather conditions could cause property damage to our ships, port and related commercial and business facilities and other assets and impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

Furthermore, some of the same factors that impact our guests’ decisions to cruise with us may also impact our ability to employ qualified crew.

•
The international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel could adversely affect the demand for cruises and could harm our sales and profitability.

Demand for cruises and other vacation options has been and is expected to continue to be affected by the public’s attitude towards the safety and security of travel. Factors including, but not limited to, past acts of terrorism, threats of additional terrorist attacks, drug-related violence in Mexico, pirate attacks and vessel seizures off the east and west coasts of Africa, national government travel advisories, political instability in North Africa, the Middle East, the Baltics and elsewhere, geopolitical issues between China and Japan and general concerns over the safety and security aspects of traveling have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past and may have an adverse impact in the future. Decreases in demand may lead to price reductions, which in turn would reduce our profitability. These types of events could also impact our ability to source qualified crew from throughout the world at competitive costs and, therefore, increase our shipboard crew costs.

•
Negative publicity concerning the cruise industry in general or us in particular, including any adverse environmental impacts of cruising, could impact the demand for cruises, affect our reputation and harm our sales and profitability.

Incidents involving cruise ships, in particular our cruise ships, and media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry in general, or unusual weather patterns or other natural disasters or disruptions, such as hurricanes and earthquakes, could impact demand for our cruises. In addition, any events which impact the travel industry more generally may negatively impact guests’ ability or desire to travel to or from our ships or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our result of operations and on the cruise industry’s performance.

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

•	Geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect, thus resulting in the slower growth and profitability of our business.

As we expand our global presence in emerging markets, such as Asia, it requires, among other things, significant levels of investments. We may not recover our investments in these markets, and we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion may not produce the returns that we had expected, which could adversely impact the growth and profitability of our business.

•	We are subject to many economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs and could harm sales and profitability.

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

It is possible that jurisdictions or ports-of-call that we regularly visit may also decide to assess new, or change existing, taxes, fees and other charges specifically targeted to the cruise industry, its employees and guests, including, but not limited to, value added taxes on cruise tickets and onboard revenues, which could increase our operating costs and could decrease the demand for cruises and ultimately decrease our net revenue yields and net income.

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

The IMO has amended the MARPOL regulations to reduce emissions from ships. As described in “Maritime Environmental Regulations” as referenced below, these changes will result in reductions in ship SOx emissions by requiring progressive reductions in the sulfur content in fuel or the use of abatement technologies. These limits will be further reduced in designated ECAs, including ECAs that have been or could be proposed in other prime cruising areas, such as around Australia, Hong Kong, Japan, the Mediterranean Sea and Mexico.  As a result of these amendments, we have elected to install EGCSs on certain of our ships, which we believe will enable our SOx emissions to meet the MARPOL current and probable future requirements without the use of low sulfur fuel, in all material respects.  However, if this type of technology is not widely used within the shipping industry it is possible that there could be limited availability of high sulfur fuels because of low demand and the cost of such fuel may increase. The increase in fuel prices caused by these regulations may impact our other expenses including, but not limited to, crew travel, freight and commodity prices and may have an adverse impact on our profitability.

From time to time initiatives to limit GHG emissions are introduced around the world. For example, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact our business. While not all are likely to become law, there are indications that additional climate change related mandates could be forthcoming, and they may significantly impact our costs, including, among other things, increasing fuel prices, including new taxes on bunker fuel, establishment of costly emissions trading schemes and increasing newbuild and operational costs.

Environmental laws and regulations or liabilities arising from past or future releases of, or exposure to, hazardous substances or vessel discharges, including ballast water and waste disposal, could materially increase our cost of compliance or otherwise adversely affect our business, results of operations and financial condition. See Part I, Item 1. Business. C. “Our Global Cruise Business-Governmental Regulations - Maritime Regulations” for additional information regarding these regulations.

•
Changes in and compliance with laws and regulations relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which we operate could increase our costs.

We are subject to numerous international, national, state and local laws, regulations, treaties and employee union agreements related to, among other things, persons with disabilities, employment, health, safety and security. Failure to comply with these laws, regulations, treaties and agreements could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

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

As budgetary constraints continue to adversely impact the jurisdictions in which we operate, or for other reasons, increases in income or other taxes affecting our operations may be imposed. Some social activist groups have lobbied for more taxation on income generated by cruise companies. Certain groups have also generated negative publicity for us. In recent years, certain members of the U.S. Congress have proposed various forms of legislation that would result in higher taxation on income generated by cruise companies.

•
Our inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations could reduce our profitability. In addition, we expect increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages.

The construction, repair, maintenance and refurbishment of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, repair, maintenance and refurbishment projects. We could experience delays and cost overruns in completing such work. As our fleet ages, our repair and maintenance expenses will increase, and thus may require additional repair and maintenance work to be performed. In addition, other events, such as work stoppages, other labor actions, insolvencies, “force majeure” events or other financial difficulties experienced at the shipyards and their subcontractors and suppliers who build, repair, maintain or refurbish our ships could also delay or prevent the delivery of our ships under construction and prevent or delay the completion of the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability, including delays or cancellations of cruises or unscheduled dry-docks and repairs. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard voluntary capacity reductions or insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Furthermore, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability.

As of January 22, 2015, we had entered into foreign currency zero cost collars for three of our euro-denominated shipbuilding contracts. However, if the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency zero cost collars related to the shipyard’s shipbuilding contract payments would still have to be honored. This might require us to realize a loss on existing foreign currency zero cost collars without an offsetting gain on our foreign currency denominated shipbuilding contract payments, thus resulting in an adverse effect on our financial results.

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

We believe that attractive, convenient and safe port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The continuing availability of these types of ports on terms that are favorable or consistent with our expectations, including the port facilities where our guests embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints (particularly during the Caribbean winter months and Mediterranean summer months), security, safety and environmental concerns, adverse weather conditions and other natural disasters, financial and other limitations on port development in established or emerging markets, political instability, exclusivity arrangements that ports may have with our competitors, port operator consolidation, local governmental regulations and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to utilize, maintain, rebuild, if necessary, and increase the number of ports that our ships call on could adversely affect our net revenue yields and net income.

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

Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively depends in part on the reliability of our sophisticated technologies and system networks. We use communication applications, information technology and other systems to manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Gaining unauthorized access to digital systems and networks for purposes of misappropriating assets or sensitive financial, medical or other personal or business information, corrupting data, causing shoreside or shipboard operational disruptions and other cyber-related risks could adversely impact our guest services and satisfaction, employee relationships, business plans, ship safety and our reputation. Global companies are repeatedly being targeted to gain access to critical company, guest and other information. In addition, the operation and maintenance of our systems is in some cases dependent on third-party technologies and service providers for which there is no certainty of uninterrupted availability or through which hackers could gain access to sensitive information. These potential disruptions and cyber attacks could negatively affect costs, customer demand, system availability and pricing for our cruises.

Our principal offices are located in Australia, Germany, Italy, the UK and the U.S. Although we have developed disaster recovery and similar business contingency plans, actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions) or similar events in these locations may have a material impact on our business continuity, reputation and results of operations.

•	A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies may require refinement, updating and replacement with more advanced systems. If we are unable to do so on a timely basis or within reasonable cost parameters, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, and a failure to do so could result in materially higher than anticipated costs and could materially impair our operating results.

•	We may lose business to competitors throughout the wider vacation industry, which could adversely affect our operations and financial condition.

We face significant competition from other cruise brands on the basis of cruise pricing, travel agent preference and the types and sizes of ships and cabins, services and destinations being offered by them to cruise guests. In addition, new cruise competitors with existing brand appeal may choose to enter the cruise industry or there may be other new cruise competitors that may choose to enter the established or emerging cruise segments of the global vacation markets. We try to differentiate ourselves from our cruise competitors by offering a wide variety of brands, itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. It is possible that our programs to motivate previous guests to cruise with us again may not be successful and they may elect not to cruise with us again. In addition, we may choose to enhance our older ships with innovative amenities and improvements in order for those ships to be more competitive with other cruise ships. Alternatively, without these investments or otherwise these older ships may become less competitive, which could result in lower profitability and ship impairment charges. The used cruise ship market is small. Accordingly, if we need to dispose of a ship, we cannot be assured of finding a viable buyer to purchase it at a price that meets our expectations, which could result in ship impairment charges and losses on ship disposals.

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

Although cruising capacity in most of the established markets has grown at a slower pace in recent years, we expect it to continue to increase in both the established and emerging markets. Since the cruise industry relies on long-lived ships, we face the risk that our industry’s capacity will grow beyond its demand. The wider vacation industry may also face increases in land-based vacation capacity, which may impact us as well. We typically aim to fill our new capacity at favorable revenue yields despite the new competing cruise and land-based capacity growth. Also, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than initially anticipated. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive rates and, therefore, increase our shipboard employee costs.

•	The loss of key personnel or our ability to recruit or retain qualified personnel could adversely affect our results of operations.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is also dependent upon our personnel and our ability to recruit and train high quality employees, including appropriate shipboard and shoreside emergency response training. We hire a significant number of new crew every year and, thus, our ability to adequately train them is critical to our cruise business. We must continue to recruit, retain and motivate management and other employees to enable us to maintain our current business and support our projected growth. The loss of services of any of our key management could have a material adverse effect on our business. We are not protected by life insurance covering any of our personnel. We do not have employment agreements with our officers, except for our President and Chief Executive Officer and the Chief Executive Officer of the Costa Group.

•	Union disputes and other employee relationship issues could adversely affect our financial results.

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

The ability of our counterparties to perform, primarily with respect to our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts, new ship progress payment guarantees and ship charter agreements may adversely impact us if any of their financial positions weaken materially or they suffer other financial disruptions.

For example, the last severe economic downturn, including failures of banks and financial service companies and the related liquidity crisis, disrupted the capital and credit markets. Additional economic concerns from some countries continue to strain the financial markets both in the U.S. and internationally. A recurrence of these or other disruptions could cause our counterparties and others to breach their obligations to us under our contracts with them, which may have a negative impact on our cash flows, including our ability to meet our obligations, results of operations and financial condition.

•	Our success depends upon the continued strength of our cruise brands and our ability to implement our strategies.

We believe that our cruise branding has contributed significantly to the success of our business and enhancing and maintaining our branding is critical to expanding our brands’ customer bases. The ability of our brands to successfully target different segments of the vacation markets in which they operate enables us to strengthen our business.

We believe that our ability to effectively use our scale and extend best practices and technologies across our brands is critical for implementing our strategic initiatives, such as maximizing our revenue management processes, exceeding guest expectations, improving our overall fleet management and optimizing our cost structure and, therefore, achieving our vision and reaching our primary financial goals. In the event that we are not successful in implementing our strategies, our results of operations and financial condition could be adversely affected.

•
Our international operations are subject to additional risks not generally applicable to our U.S. operations and may result in increased costs and adversely affect our financial position and results of operations.

Our international operations are subject to additional risks including adverse changes in foreign countries’ political systems, social unrest, restrictions and taxes on the withdrawal of foreign investments and earnings and other payments by subsidiaries, government policies against the vacation or maritime industries, limitations on issuing Chinese cruisers international travel visas, local cabotage requirements, investment restrictions or requirements, diminished ability to legally enforce our intellectual property and contractual rights in foreign countries and commercial instability caused by corruption. The growth of our international operations in China could be adversely impacted by changes in the Chinese government’s policies. In addition, our international operations may also be subject to adverse changes in foreign currency exchange restrictions, and changes in or application of foreign taxation structures including duties and value-added taxes. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

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

We may also be subject to additional premium costs based not only on our own claims record but also on the claims records of all other members of the P&I associations that we receive indemnity coverage for tort liability. We are also subject to additional P&I premium assessments for various reasons including, but not limited to, investment or underwriting shortfalls experienced by our P&I clubs. In addition, if we or other ship-owners sustain significant losses, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

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

As a result of our ship or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, may be asserted or brought against various parties including us. The time and attention of our management may also be diverted in defending such claims, actions and investigations. We may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, civil or criminal penalties if such claims, actions or investigations are adversely determined and not covered by our insurance policies.

•	Fluctuations in foreign currency exchange rates could adversely affect our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar; most significantly, the euro, sterling and Australian dollars. We derived 57%, 56% and 54% of our revenues from guests sourced from outside of the U.S. in 2014, 2013 and 2012, respectively. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We report currency transactions in the functional currencies of our reporting units, excluding fuel which is always transacted and reported in U.S. dollars regardless of the functional currency of the reporting unit. Furthermore, we convert a significant amount of these currencies into U.S. dollar. Therefore, the strengthening of the U.S. dollar against our other major currencies, will adversely affect our U.S. dollar financial results and will reduce the U.S. dollar amount received upon conversion of these currencies into U.S. dollars.

•
Whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations may adversely impact our financial results.

Our forecasted cash flows from future operations may be adversely affected by various factors, including, but not limited to, declines in guest demand and consumer confidence; a weakening economy; increases in fuel prices; ship incidents; negative publicity; terrorist and pirate attacks and the threats thereof; the impact of the spread of contagious diseases such as influenza virus; increased competition; overcapacity; adverse foreign currency exchange movements and other factors noted under these “Risk Factors.” To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments and debt repayments, from sources other than cash flow from operations, available cash and committed external sources of liquidity, including committed ship and other financings, we will have to secure such financing from export credit agencies or banks or through the offering of debt and equity securities in the public or private markets.

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

The DLC arrangement is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of forming a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In our DLC arrangement, the combination is effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order, and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC arrangements and establish legal precedents that could increase the risk of a successful challenge to our DLC arrangement.

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

As of January 20, 2015, a small group of shareholders consisting of some members of the Arison family, including Micky Arison, beneficially owned approximately 22% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least significantly influence, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of January 22, 2015, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease
Carnival Corporation headquarters and Carnival Cruise Line	Miami, FL U.S.A.	463,000/12,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	311,000	Lease
Holland America Line, Holland America Princess Alaska Tours and Seabourn	Seattle, WA U.S.A.	184,000	Lease
Costa	Genoa, Italy	224,000/66,000	Own/Lease
Carnival plc headquarters, Cunard and P&O Cruises (UK)	Southampton, England	150,000	Lease
AIDA	Rostock and Hamburg, Germany	224,000/80,000	Own/Lease
P&O Cruises (Australia)	Sydney, NSW Australia	57,000	Lease

In addition, we own, lease or have controlling interests in port facilities in Barcelona, Spain; Cozumel, Mexico; Grand Turk, Turks & Caicos Islands; Juneau, Alaska; Long Beach, California; Puerto Plata, Dominican Republic and Roatán, Honduras.

Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays®, respectively, are briefly described in Part I, Item 1. Business. C. “Our Global Cruise Business.” The hotel properties owned and operated by Holland America Princess Alaska Tours and three cruise ships that we own and charter-out under long-term bareboat charter agreements are also briefly described in Part I. Item 1. Business. C. “Our Global Cruise Business.”

Information about our cruise ships, including the number each of our cruise brands operate, their passenger capacity and their primary regions or countries from which they source their guests, as well as information regarding our cruise ships under construction may be found under Part I. Item 1. Business. C. “Our Global Cruise Business,” and Note 6, “Commitments” and Note 10, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.  Also, information about maritime regulations and issues that may affect our cruise ships can be found in Part I. Item 1. Business. C. “Our Global Cruise Business – Maritime Regulations.”

Our cruise ships in operation, headquarters, ports, private islands and other shoreside facilities, including Holland America Princess Alaska Tours’ properties are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

On August 28, 2013, the UK Maritime & Coastguard Agency began an investigation into allegations that Caribbean Princess breached international pollution laws. We are conducting our own internal investigation into this matter.

On December 28, 2014, the Egyptian Environmental Affairs Agency began an investigation into allegations that Costa neoClassica breached Egyptian environmental laws. We are conducting our own internal investigation into this matter.

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

Name	Age	Years of Service (a)	Title

Micky Arison	65	43	Chairman of the Boards of Directors
David Bernstein	57	16	Chief Financial Officer
Alan B. Buckelew	66	37	Chief Operations Officer
Arnold W. Donald	60	14	President and Chief Executive Officer and Director
Larry Freedman	63	16	Chief Accounting Officer and Controller
Stein Kruse	56	15	Chief Executive Officer of Holland America Group
Josh Leibowitz	43	1	Chief Strategy Officer
David Noyes	52	3	Chief Executive Officer of Carnival UK
Arnaldo Perez	54	22	General Counsel and Secretary
Michael Thamm	51	21	Chief Executive Officer of Costa Group

(a)	Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Micky Arison has been Chairman of the Boards of Directors since 1990 and a Director since 1987. He was Chief Executive Officer from 1979 to 2013.

David Bernstein has been Chief Financial Officer since 2007. From 2003 to 2007, he was Treasurer. From 1998 to 2003, he was Chief Financial Officer of Cunard and Seabourn.

Alan B. Buckelew has been Chief Operations Officer since 2013. From 2007 to 2013, he was Chief Executive Officer of Princess. He was President of Princess from 2004 to 2013.  From 2004 to 2007, he was also Chief Operating Officer of Cunard.

Arnold W. Donald has been President and Chief Executive Officer since 2013. He has been a Director since 2001. He is also a Principal of AWDPLC LLC, a private investment company. From 2010 to 2012, he was President and Chief Executive Officer of The Executive Leadership Counsel, a professional network of African-American executives of major U.S. companies.

Larry Freedman has been Chief Accounting Officer since 2007 and Controller since 1998.

Stein Kruse has been the Chief Executive Officer of Holland America Group since 2013. In this capacity, he has full operating responsibility for Holland America Line, Princess, Seabourn and Holland America Princess Alaska Tours. From 2004 to 2013, he was President and Chief Executive Officer of Holland America Line.

Josh Leibowitz has been Chief Strategy Officer since 2013 where he oversees strategic sourcing, cross-brand marketing and global strategy. From 2001 to 2013, he was employed by McKinsey & Co., an international consulting firm, where he ultimately served as Managing Partner of the Miami office.

David Noyes has been Chief Executive Officer of Carnival UK since October 2014. In this capacity, he has full operating responsibility for P&O Cruises (UK) and Cunard. From 2011 to September 2014, he was Executive Vice President of Operations for Carnival UK. From 2009 to 2011, he was Chief Executive Officer of Gray Dawes, an independent business travel management company.

Arnaldo Perez has been General Counsel and Secretary since 1995.

Michael Thamm has been Chief Executive Officer of Costa Group since 2012. In this capacity, he has full operating responsibility for Costa Crociere S.p.A. and AIDA. From 2004 to 2012, he was President of AIDA.

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

C.    Dividends

Carnival Corporation and Carnival plc declared quarterly cash dividends on all of their common stock and ordinary shares as follows:

	Quarters Ended
	February 28/29	May 31	August 31	November 30
2014	$0.25	$0.25	$0.25	$0.25
2013	$0.25	$0.25	$0.25	$0.25
2012	$0.25	$0.25	$0.25	$0.75 (a)

(a)	Includes the regular quarterly dividend of $0.25 per share and a special dividend of $0.50 per share.

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

D.    Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Part III. Item 12 of this Form 10-K.

E.    Performance Graph

The information required by Item 201(e) of Regulation S-K, Performance Graph, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

F.    Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I. Repurchase Authorizations

Our Boards of Directors have authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the year ended November 30, 2014, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program.  Since March 2013, the remaining availability under the Repurchase Program has been $975 million.

In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At January 22, 2015, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 32.0 million shares of Carnival Corporation common stock.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at January 22, 2015. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis.  Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 32.0 million shares remaining at January 22, 2015. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 29, 2015, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2014, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2014.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2014 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2014 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2014 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

I. Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	3,176,889	(a)	$52.91	12,447,974	(b) (c)
Equity compensation plans not approved by security holders	-		-	-
	3,176,889		$52.91	12,447,974

(a)
Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Corporation 2002 Stock Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 2,375,557 restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.

(b)
Includes Carnival Corporation common stock available for issuance as of November 30, 2014 as follows: 2,253,501 under the Carnival Corporation Employee Stock Purchase Plan, which includes 30,427 shares subject to purchase during the current purchase period and 10,194,473 under the Carnival Corporation 2011 Stock Plan.

(c)
In addition to options, the Carnival Corporation 2011 Stock Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

II. Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	1,177,828	(b)	$46.41	8,419,820	(c)
Equity compensation plans not approved by security holders	-		-	-
	1,177,828		$46.41	8,419,820

(a)	Converted from sterling, if applicable, using the November 28, 2014 exchange rate of $1.56:£1.

(b)
Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 920,490 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.

(c)
In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2014 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2014 fiscal year.

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

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 29, 2015	January 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 29, 2015	January 29, 2015

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer
January 29, 2015	January 29, 2015

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman	Larry Freedman
Chief Accounting Officer and	Chief Accounting Officer and
Controller	Controller
January 29, 2015	January 29, 2015

/s/* Micky Arison	/s/* Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors	Directors
January 29, 2015	January 29, 2015

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 29, 2015	January 29, 2015

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 29, 2015	January 29, 2015

/s/*Debra Kelly-Ennis	/s/*Debra Kelly-Ennis
Debra Kelly-Ennis	Debra Kelly-Ennis
Director	Director
January 29, 2015	January 29, 2015

s/*Sir John Parker	s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 29, 2015	January 29, 2015

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 29, 2015	January 29, 2015

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 29, 2015	January 29, 2015

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 29, 2015	January 29, 2015

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)
January 29, 2015	January 29, 2015

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 22, 2015 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

INDEX TO EXHIBITS
4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.12	Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	2/25/04

4.13	Specimen Ordinary Share Certificate.	S-3	4.1	7/2/09
Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2	Amendment and Restatement Agreement dated June 16, 2014 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.1	10/3/14

10.3*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	2/27/98

10.4*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	3/30/07

10.5*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	2/22/91

10.6*	Consulting Agreement/ Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.7*	First Amendment to Consulting Agreement/ Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	2/25/93

10.8*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

INDEX TO EXHIBITS
10.9*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.10*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	4/2/09

10.11*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	2/28/00

10.12*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	2/28/01

10.13*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	2/28/00

10.14*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	3/30/07

10.15*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	2/28/01

10.16*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	2/28/02

10.17*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	3/30/07

10.18*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	6/30/09

10.19*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.3	4/2/09

10.20	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	7/12/02

10.21*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	3/28/06

10.22*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/14/03

10.23*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	4/14/03

10.24*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

10.25*	Form of Carnival Corporation Performance-Based Restricted Stock Unit Agreement.	10-Q	10.1	4/1/11

INDEX TO EXHIBITS
10.26*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	4/8/04

10.27*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	4/8/04

10.28*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/8/04

10.29*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/7/05

10.30*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	10/7/05

10.31*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.60	1/29/08

10.32*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-K	10.61	1/29/08

10.33*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.80	10/7/05

10.34*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Unit.	10-Q	10.2	7/1/11

10.35*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Award Agreement.	10-Q	10.3	7/1/11

10.36*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	3/28/06

10.37*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-K	10.67	1/29/08

10.38*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	3/30/07

10.39*	Amended and Restated Carnival Corporation 2011 Stock Plan.				X

10.40*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.4	4/2/09

10.41*	Form of Carnival plc Performance-Based Restricted Stock Unit Agreement.	10-Q	10.2	4/1/11

INDEX TO EXHIBITS
10.42*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.43*	Form of Executive Restricted Stock Agreement for Executives with Long-term Compensation Agreements.	10-Q	10.5	4/2/09

10.44*	Amended and Restated Carnival Corporation & plc Management Incentive Plan for the CEO, COO and CFO.	10-Q	10.7	4/2/14

10.45*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	3/28/08

10.46*	Amended and Restated Executive Long-term Compensation Agreement dated January 15, 2008, between Carnival Corporation and Howard S. Frank.	10-Q	10.3	3/28/08

10.47*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.7	4/2/09

10.48*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.8	4/2/09

10.49*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.9	4/2/09

10.50*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/1/10

10.51*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/1/10

10.52*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	7/1/10

10.53*	Form of Executive Restricted Stock Agreement for Executives with Executive Long-term Compensation Agreements for Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/12

10.54*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	3/30/12

10.55*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	10/3/13

10.56*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

10.57*	Employment Contract between Costa Crociere S.p.A and Michael Olaf Thamm effective June 30, 2012.	10-Q	10.1	4/2/14

INDEX TO EXHIBITS
10.58*	Addendum to Employment Contract between Costa Crociere S.p.A and Michael Olaf Thamm effective January 24, 2013.	10-Q	10.2	4/2/14

10.59*	Form of Performance-Based Restricted Stock Unit Agreement for Special Executive Award for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/2/14

10.60*	Form of Performance-Based Restricted Stock Unit Agreement for Special Executive Award for the Carnival plc 2005 Employee Share Plan.	10-Q	10.4	4/2/14

10.61*	Carnival Corporation & plc Brand Management Incentive Plan.	10-Q	10.8	4/2/14

10.62*	Consulting Agreement between Carnival Corporation and Carnival plc and Howard S. Frank dated January 27, 2014	10-Q	10.6	4/2/14

10.63*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/2/14

10.64*	Form of Performance-Based Restricted Stock Unit	10-Q	10.2	7/2/14

10.65*	Carnival plc 2014 Employee Share Plan	10-Q	10.3	7/2/14

10.66*	Amendment to the Carnival Corporation & plc Management Incentive Plan for the CEO, COO and CFO.				X

10.67*	Amendment to the Carnival Corporation & plc Brand Management Incentive Plan.				X
Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Annual report to security holders

13	Portions of 2014 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

INDEX TO EXHIBITS
Power of attorney

24
Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2014 joint Annual Report on Form 10-K and any future amendments on their behalf.
X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Section 1350 certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

INDEX TO EXHIBITS
Interactive data file
101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2014, as filed with the SEC on January 29, 2015 formatted in XBRL, are as follows:
	(i) the Consolidated Statements of Income for the years ended November 30, 2014, 2013 and 2012;	X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2014, 2013 and 2012;	X
	(iii) the Consolidated Balance Sheets at November 30, 2014 and 2013;	X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013 and 2012;	X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2014, 2013 and 2012 and	X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.	X

*Indicates a management contract or compensation plan or arrangement.
**These items are furnished and not filed.