Form 10-Q
period 2015-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2015-04-02
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 27, 2015, Carnival Corporation had outstanding 593,428,395 shares of Common Stock, $0.01 par value.
At March 27, 2015, Carnival plc had outstanding 216,118,073 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 593,428,395 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28,
	2015	2014
Revenues
Cruise
Passenger tickets	$2,632	$2,727
Onboard and other	889	850
Tour and other	10	8
	3,531	3,585
Operating Costs and Expenses
Cruise
Commissions, transportation and other	586	620
Onboard and other	111	114
Payroll and related	467	481
Fuel	318	523
Food	239	245
Other ship operating	598	594
Tour and other	16	15
	2,335	2,592
Selling and administrative	529	521
Depreciation and amortization	401	405
	3,265	3,518
Operating Income	266	67
Nonoperating (Expense) Income
Interest income	2	2
Interest expense, net of capitalized interest	(57)	(72)
Losses on fuel derivatives, net	(169)	(16)
Other income, net	10	—
	(214)	(86)
Income (Loss) Before Income Taxes	52	(19)
Income Tax Expense, Net	(3)	(1)
Net Income (Loss)	$49	$(20)
Earnings (Loss) Per Share
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)
Dividends Declared Per Share	$0.25	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2015	2014
Net Income (Loss)	$49	$(20)
Items Included in Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(683)	116
Other	(40)	(4)
Other Comprehensive (Loss) Income	(723)	112
Total Comprehensive (Loss) Income	$(674)	$92
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2015	November 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$280	$331
Trade and other receivables, net	329	332
Insurance recoverables	163	154
Inventories	332	349
Prepaid expenses and other	322	322
Total current assets	1,426	1,488
Property and Equipment, Net	32,294	32,819
Goodwill	3,055	3,127
Other Intangibles	1,252	1,270
Other Assets	687	744
	$38,714	$39,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$874	$666
Current portion of long-term debt	1,321	1,059
Accounts payable	594	626
Claims reserve	278	262
Accrued liabilities and other	1,198	1,276
Customer deposits	3,147	3,032
Total current liabilities	7,412	6,921
Long-Term Debt	6,944	7,363
Other Long-Term Liabilities	1,008	960
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 653 shares at 2015 and 652 shares at 2014 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2015 and 2014 issued	358	358
Additional paid-in capital	8,398	8,384
Retained earnings	19,013	19,158
Accumulated other comprehensive loss	(1,339)	(616)
Treasury stock, 59 shares at 2015 and 2014 of Carnival Corporation and 32 shares at 2015 and 2014 of Carnival plc, at cost	(3,087)	(3,087)
Total shareholders’ equity	23,350	24,204
	$38,714	$39,448
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$49	$(20)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	401	405
Losses on fuel derivatives, net	169	16
Share-based compensation	11	13
Other, net	4	5
Changes in operating assets and liabilities
Receivables	(21)	146
Inventories	7	(9)
Insurance recoverables, prepaid expenses and other	20	114
Accounts payable	6	(88)
Claims reserves and accrued and other liabilities	(35)	(128)
Customer deposits	160	23
Net cash provided by operating activities	771	477
INVESTING ACTIVITIES
Additions to property and equipment	(942)	(353)
(Payments) receipts of fuel derivative settlements	(42)	1
Other, net	10	3
Net cash used in investing activities	(974)	(349)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	210	344
Principal repayments of long-term debt	(336)	(312)
Proceeds from issuance of long-term debt	472	—
Dividends paid	(194)	(194)
Other, net	(1)	—
Net cash provided by (used in) financing activities	151	(162)
Effect of exchange rate changes on cash and cash equivalents	1	(7)
Net decrease in cash and cash equivalents	(51)	(41)
Cash and cash equivalents at beginning of period	331	462
Cash and cash equivalents at end of period	$280	$421
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

Basis of Presentation
The Consolidated Balance Sheet at February 28, 2015 and the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive (Loss) Income and the Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and 2014 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2014 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2015. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Revision of Prior Period Financial Statements

In the first quarter of 2015, we revised and corrected the accounting for one of our brands' marine and technical spare parts in order to consistently expense and classify them fleetwide. We evaluated the materiality of this revision and concluded that it was not material to any of our previously issued financial statements. However, had we not revised, this accounting may have resulted in material inconsistencies to our financial statements in the future. Accordingly, we will revise all other previously reported results in future filings.

The effects of this revision on our Consolidated Statement of Operations were as follows (in millions, except per share data):

	Three Months Ended February 28, 2014
	As Previously Reported	Adjustment	As Revised
Other ship operating	$590	$4	$594
Depreciation and amortization	$404	$1	$405
Operating income	$72	$(5)	$67
Loss before income taxes	$(14)	$(5)	$(19)
Net loss	$(15)	$(5)	$(20)
Loss per share
Basic	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.03)

The effects of this revision on our Consolidated Statement of Comprehensive Income were as follows (in millions):

	Three Months Ended February 28, 2014
	As Previously Reported	Adjustment	As Revised
Net loss	$(15)	$(5)	$(20)
Total comprehensive income	$97	$(5)	$92

The effects of this revision on our Consolidated Balance Sheet were as follows (in millions):

	November 30, 2014
	As Previously Reported	Adjustment		As Revised
Inventories	$364	$(15)		$349
Total current assets	$1,503	$(15)		$1,488
Property and equipment, net	$32,773	$46		$32,819
Other assets	$859	$(115)		$744
Total assets	$39,532	$(84)		$39,448
Retained earnings	$19,242	$(84)	(a)	$19,158
Total shareholders' equity	$24,288	$(84)		$24,204
Total liabilities and shareholders' equity	$39,532	$(84)		$39,448

(a) As of November 30, 2014, the cumulative impact of this revision was an $84 million reduction in retained earnings. The diluted earnings per share decreases for each of 2014 and 2013 were $0.03, and for 2012, pre-2010 and in the aggregate, they were $0.02, $0.03 and $0.11, respectively. There was no annual diluted earnings per share impact for 2011 and 2010. The notes to the consolidated financial statements for the three months ended February 28, 2014 have been revised, as applicable.

This non-cash revision did not impact our operating cash flows for any period. The effects of this revision on the individual line items within operating cash flows on our Consolidated Statement of Cash Flows were as follows (in millions):

	Three Months Ended February 28, 2014
	As Previously Reported	Adjustment	As Revised
Net loss	$(15)	$(5)	$(20)
Depreciation and amortization	$404	$1	$405
Inventories	$(5)	$(4)	$(9)
Insurance recoverables, prepaid expenses and other	$103	$11	$114
Claims reserves and accrued and other liabilities	$(125)	$(3)	$(128)

Other
Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $135 million and $137 million for the three months ended February 28, 2015 and 2014, respectively.
During the three months ended February 28, 2015 and 2014, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $250 million and $252 million, respectively, and are substantially all included in other ship operating expenses.

NOTE 2 – Unsecured Debt

At February 28, 2015, our short-term borrowings consisted of commercial paper of $856 million and euro-denominated bank loans of $18 million with an aggregate weighted-average interest rate of 0.4%.

In February 2015, we entered into an export credit facility that will provide us with the ability to borrow up to an aggregate of $505 million. Proceeds from this facility will be used to pay for a portion of the purchase price of a Princess Cruises' ("Princess") ship, which is expected to be delivered in March 2017. If drawn, this borrowing will be due in semi-annual installments through March 2029.

In February 2015, we borrowed $472 million under a euro-denominated export credit facility, the proceeds of which were used to pay for a portion of the purchase price of P&O Cruises (UK)'s Britannia. The floating rate facility is due in semi-annual installments through February 2027.

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
Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At February 28, 2015, Carnival Corporation had estimated contingent obligations totaling $374 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.
In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that it would, as of February 28, 2015, be responsible for a termination payment of $22 million. In 2017, Carnival Corporation has the right to exercise options that would terminate these LILO transactions at no cost to it.
If the credit rating of one of the financial institutions who is directly paying the contingent obligations falls below AA-, or below A- for the other financial institution, then Carnival Corporation will be required to replace the applicable financial institution with another financial institution whose credit rating is at least AA or meets other specified credit requirements. In such circumstances, it would incur additional costs, although we estimate that they would not be significant to our consolidated financial statements. The financial institution payment undertaker subject to the AA- credit rating threshold has a credit rating of AA, and the financial institution subject to the A- credit rating threshold has a credit rating of A+.  If Carnival Corporation's credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $30 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.
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
The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments.  Creditworthiness did not have a significant impact on the fair values of our financial instruments at February 28, 2015 and November 30, 2014. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The carrying values and estimated fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2015				November 30, 2014
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$241	$241	$—	$—	$240	$240	$—	$—
Restricted cash (b)	7	7	—	—	11	11	—	—
Long-term other assets (c)	150	1	102	44	156	1	103	49
Total	$398	$249	$102	$44	$407	$252	$103	$49
Liabilities
Fixed rate debt (d)	$4,290	$—	$4,624	$—	$4,433	$—	$4,743	$—
Floating rate debt (d)	4,849	—	4,829	—	4,655	—	4,562	—
Total	$9,139	$—	$9,453	$—	$9,088	$—	$9,305	$—

(a)	Cash and cash equivalents are comprised of cash on hand and, due to their short maturities, the carrying values approximate their fair values.

(b)	Restricted cash is comprised of a money market deposit account.

(c)
At February 28, 2015 and November 30, 2014, long-term other assets were substantially all comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(d)
Debt does not include the impact of interest rate swaps. The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at February 28, 2015 and November 30, 2014 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At February 28, 2015 and November 30, 2014, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at February 28, 2015 and November 30, 2014 being slightly higher than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1, and accordingly, are considered Level 2. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.
Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2015			November 30, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$39	$—	$—	$91	$—	$—
Restricted cash (b)	21	—	—	19	—	—
Marketable securities held in rabbi trusts (c)	112	9	—	113	9	—
Derivative financial instruments (d)	—	19	—	—	14	—
Long-term other asset (e)	—	—	20	—	—	20
Total	$172	$28	$20	$223	$23	$20
Liabilities
Derivative financial instruments (d)	$—	$392	$—	$—	$278	$—
Total	$—	$392	$—	$—	$278	$—

(a)	Cash equivalents are comprised of money market funds.

(b)	The majority of restricted cash is comprised of money market funds.

(c)
At February 28, 2015, and November 30, 2014, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

(e)
Long-term other asset is comprised of an auction-rate security. The fair value was based on a broker quote in an inactive market, which is considered a Level 3 input. During the three months ended February 28, 2015, there were no purchases or sales pertaining to this auction rate security.

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

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2014	$1,898	$1,229	$3,127
Foreign currency translation adjustment	—	(72)	(72)
Balance at February 28, 2015	$1,898	$1,157	$3,055

At July 31, 2014, all of our cruise brands carried goodwill, except for Ibero Cruises ("the former Ibero") and Seabourn. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired. At February 28, 2015, accumulated goodwill impairment charges were $153 million, which were all related to the former Ibero.
The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2014	$927	$338	$1,265
Foreign currency translation adjustment	—	(18)	(18)
Balance at February 28, 2015	$927	$320	$1,247
As of July 31, 2014, we also performed our annual trademark impairment reviews for our cruise brands that have trademarks recorded, which are AIDA Cruises ("AIDA"), P&O Cruises (Australia), P&O Cruises (UK) and Princess. No trademarks were considered to be impaired at that time.
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
At February 28, 2015 and November 30, 2014, our intangible assets subject to amortization are not significant to our consolidated financial statements.
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
All derivatives are recorded at fair value. The changes in fair value are recognized currently in earnings if the derivatives do not qualify as effective hedges, or if we do not seek to qualify for hedge accounting treatment, such as for our fuel derivatives. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income ("AOCI") until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or substantially liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.
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
The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	February 28, 2015	November 30, 2014
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$10	$6
	Other assets – long-term	8	6
Interest rate swaps (b)	Prepaid expenses and other	1	1
	Other assets – long-term	—	1
Total derivative assets		$19	$14
Derivative liabilities
Derivatives designated as hedging instruments
Interest rate swaps (b)	Accrued liabilities and other	12	13
	Other long-term liabilities	34	35
Foreign currency zero cost collars (c)	Accrued liabilities and other	—	1
	Other long-term liabilities	6	—
		52	49
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	132	90
	Other long-term liabilities	208	139
		340	229
Total derivative liabilities		$392	$278

(a)
At February 28, 2015 and November 30, 2014, we had foreign currency forwards totaling $652 million and $403 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro- and sterling-denominated functional currency. At February 28, 2015, these foreign currency forwards settle through July 2017.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. At February 28, 2015 and November 30, 2014, these interest rate swap agreements effectively changed $662 million and $750 million, respectively, of EURIBOR-based floating rate euro debt to fixed rate euro debt. These interest rate swaps settle through March 2025. In addition, at February 28, 2015 and November 30, 2014 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At February 28, 2015 and November 30, 2014, these interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.

(c)
At February 28, 2015 and November 30, 2014, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At February 28, 2015 and November 30, 2014, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these fuel derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	February 28, 2015
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$58	$(39)	$19	$(18)	$1
Liabilities	$431	$(39)	$392	$(18)	$374

	November 30, 2014
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$78	$(64)	$14	$(14)	$—
Liabilities	$342	$(64)	$278	$(14)	$264
The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive (loss) income were as follows (in millions):

	Three Months Ended February 28,
	2015	2014
Net investment hedges	$39	$2
Foreign currency zero cost collars – cash flow hedges	$(37)	$(3)
Interest rate swaps – cash flow hedges	$(2)	$(4)
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty, respectively, exceeds $100 million. At February 28, 2015, we had $15 million of collateral posted to one of our fuel derivative counterparties, which was all returned to us in March 2015 as the collateral posting was no longer required. At February 28, 2015, no collateral was required to be received from our fuel derivative counterparties. At November 30, 2014, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of February 28, 2015 and November 30, 2014 and for the three months ended February 28, 2015 and 2014 where such impacts were not significant.
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
All of our derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges; however, hedge accounting is not applied. As part of our fuel derivatives program, we will continue to evaluate various derivative products and strategies. During the three months ended February 28, 2015 and 2014, our unrealized losses, net on fuel derivatives were $(112) million and $(17) million and our realized (losses) gains were $(57) million and $1 million, respectively.
At February 28, 2015, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2015 (Q2-Q4)
	November 2011	1,620	$80	$114
	February 2012	1,620	$80	$125
	June 2012	927	$74	$110
	April 2013	783	$80	$111
	May 2013	1,413	$80	$110
	October 2014	1,440	$79	$110
		7,803			50%
Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115
		8,724			44%
Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114
	October 2014	1,020	$80	$113
		8,124			41%
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700			29%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our primary focus is to manage the economic foreign currency exchange risks faced by our operations, which are the ultimate foreign currency exchange risks that would be realized by us if we exchanged one currency for another, and not accounting risks. While we will continue to monitor our exposure to these economic risks, we do not currently hedge our foreign currency exchange risks with derivative or nonderivative financial instruments, with the exception of certain of our ship commitments and net investments in foreign operations. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.
Operational Currency Risks
Our European and Australian cruise brands generate significant revenues and incur significant expenses in their euro, sterling or Australian dollar functional currency, which subjects us to "foreign currency translational" risk related to these currencies. Accordingly, exchange rate fluctuations of the euro, sterling and Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for these cruise brands’ revenues and expenses. Any weakening of the U.S. dollar has the opposite effect.

Substantially all of our brands also have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and principally includes the euro, sterling and Australian, Canadian and U.S. dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses.  Accordingly, we also have "foreign currency transactional" risks related to changes in the exchange rates for our brands’ revenues and expenses that are in a currency other than their functional currency. However, these brands’ revenues and expenses in non-functional currencies create some degree of natural offset from these currency exchange movements. In addition, we monitor this foreign currency transactional risk in order to measure its impact on our results of operations.
Investment Currency Risks
We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, principally sterling. As of February 28, 2015 and November 30, 2014, we have designated $1.8 billion and $2.4 billion, respectively, of our foreign currency intercompany payables as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $431 million and $359 million of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI at February 28, 2015 and November 30, 2014, respectively, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three months ended February 28, 2015 and 2014, we recognized foreign currency nonderivative transaction gains (losses) of $72 million and $(40) million, respectively, in the cumulative translation adjustment component of AOCI.
Newbuild Currency Risks
Our shipbuilding contracts are typically denominated in euros. Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction payments.
In January 2015, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of a Princess newbuild's and Seabourn Encore's euro-denominated shipyard payments. The Princess newbuild’s collars mature in March 2017 at a weighted-average ceiling of $590 million and a weighted-average floor of $504 million. The Seabourn Encore's collars mature in November 2016 at a weighted-average ceiling of $221 million and a weighted-average floor of $185 million. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
In February 2015, we settled our foreign currency zero cost collars that were designated as cash flow hedges for the final euro-denominated shipyard payments of P&O Cruises (UK) Britannia, which resulted in $33 million being recognized in other comprehensive loss during the three months ended February 28, 2015.
At February 28, 2015, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild construction payments, which represent a total unhedged commitment of $1.6 billion and substantially relates to a Carnival Cruise Line, Holland America Line and Seabourn newbuild all scheduled to be delivered in 2018.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At February 28, 2015, 49% and 51% (52% and 48% at November 30, 2014) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps. In addition, to the extent that we have excess cash available for investment, we purchase high quality short-term investments with floating interest rates, which offset a portion of the impact of interest rate fluctuations arising from our floating interest rate debt portfolio.
Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not material at February 28, 2015, is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of these significant counterparties is remote.
We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe and credit and debit card providers to which we extend credit in the normal course of our business, which includes charter-hire agreements in Asia prior to sailing. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests' cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts within our customer base, the nature of these contingent obligations and their short maturities. We have experienced only minimal credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.
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
Our North America cruise segment includes Carnival Cruise Line, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa Cruises, Cunard, P&O Cruises (Australia), P&O Cruises (UK) and prior to November 2014, the former Ibero. These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other services that are provided for the benefit of our cruise brands.
Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours. In 2014, our Tour and Other segment also included one ship that we chartered to an unaffiliated entity. In November 2014 and December 2014, we entered into bareboat charter/sale agreements under which Grand Holiday and Costa Celebration, respectively, were chartered to an unrelated entity in January 2015 through March 2025 and December 2014 through December 2024, respectively. Under these agreements, ownership of Grand Holiday and Costa Celebration will be transferred to the buyer at the end of their lease term. Both of these transactions did not meet the criteria to qualify as a sales-type lease and, accordingly, they are being accounted for as operating leases whereby we recognize the charter revenue over the term of the agreements. Subsequent to entering into these agreements, our Tour and Other segment includes these three ships.

Selected information for our segments was as follows (in millions):

	Three Months Ended February 28,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2015
North America Cruise Brands	$2,193	$1,377	$287	$246	$283
EAA Cruise Brands	1,303	943	179	138	43
Cruise Support	26	(1)	61	6	(40)
Tour and Other	9	16	2	11	(20)
	$3,531	$2,335	$529	$401	$266
2014
North America Cruise Brands	$2,119	$1,537	$297	$236	$49
EAA Cruise Brands	1,433	1,039	187	152	55
Cruise Support	25	1	35	9	(20)
Tour and Other	8	15	2	8	(17)
	$3,585	$2,592	$521	$405	$67

NOTE 6 – Earnings (Loss) Per Share
Our basic and diluted earnings (loss) per share were computed as follows (in millions, except per share data):

	Three Months Ended February 28,
	2015	2014
Net income (loss) for basic and diluted earnings per share	$49	$(20)
Weighted-average common and ordinary shares outstanding	777	776
Dilutive effect of equity plans	2	—
Diluted weighted-average shares outstanding	779	776
Basic and diluted earnings (loss) per share	$0.06	$(0.03)
Anti-dilutive equity awards excluded from diluted earnings (loss) per share computations	—	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share; net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; net cruise costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill, ship and trademark fair values and outlook. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

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

•	disruptions and other damages to our information technology and other networks and operations, and breaches in data security;

•	failure to keep pace with developments in technology;

•	competition from and overcapacity in the cruise ship and land-based vacation industry;

•	loss of key personnel or our ability to recruit or retain qualified personnel;

•	union disputes and other employee relationship issues;

•	disruptions in the global financial markets or other events that may negatively affect the ability of our counterparties and others to perform their obligations to us;

•	the continued strength of our cruise brands and our ability to implement our strategies;

•	additional risks to our international operations not generally applicable to our U.S. operations;

•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;

•	litigation, enforcement actions, fines or penalties;

•	fluctuations in foreign currency exchange rates;

•
whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

•	risks associated with our DLC arrangement;

•	uncertainties of a foreign legal system as Carnival Corporation and Carnival plc are not U.S. corporations and

•	the ability of a small group of shareholders to effectively control the outcome of shareholder voting.

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

Outlook

On March 27, 2015, we said that we expected our non-GAAP diluted earnings per share for the 2015 second quarter and full year to be in the ranges of $0.11 to $0.15 and $2.30 to $2.50, respectively (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on fuel prices of $402 per metric ton and $406 per metric ton for the 2015 second quarter and full year, respectively. In addition, our guidance was based on 2015 second quarter and full year currency rates of $1.08 and $1.10 to the euro, $1.49 and $1.50 to sterling, $0.77 and $0.78 to the Australian dollar and $0.79 and $0.80 to the Canadian dollar, respectively. The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above including, but not limited to, general economic and business conditions, increases in fuel prices, incidents, spread of contagious diseases, adverse weather conditions, geopolitical events, negative publicity and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statements together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2014 Form 10-K.

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

Statistical Information

	Three Months Ended February 28,
	2015	2014
Available lower berth days ("ALBDs") (in thousands) (a) (b)	18,584	18,286
Occupancy percentage (c)	103.1%	102.9%
Passengers carried (in thousands)	2,463	2,408
Fuel consumption in metric tons (in thousands)	783	800
Fuel consumption in metric tons per ALBD	0.042	0.044
Fuel cost per metric ton consumed	$406	$654
Currencies
U.S. dollar to €1	$1.17	$1.37
U.S. dollar to £1	$1.53	$1.65
U.S. dollar to Australian dollar	$0.81	$0.89
U.S. dollar to Canadian dollar	$0.82	$0.91

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

(b)
For the three months ended February 28, 2015, we had a 1.6% capacity increase in ALBDs compared to the three months ended February 28, 2014 comprised of a 2.8% capacity increase in our North America brands, partially offset by a minor capacity decrease in our EAA brands.

Our North America brands’ capacity increase was caused by the full quarter impact from one Princess 3,560-passenger capacity ship delivered in 2014.
Our EAA brands' minor capacity decrease was caused by:

•	full quarter impact from the bareboat charter/sale of a Costa ship and a former Ibero ship and

•	more ship dry-dock days in 2015 compared to 2014.
These decreases were partially offset by the full quarter impact from one Costa 3,692-passenger capacity ship delivered in 2014.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 28, 2015 (“2015”) Compared to Three Months Ended February 28, 2014 (“2014”)

Revision of Prior Period Financial Statements

Management's discussion and analysis of the results of operations is based on the revised Consolidated Statement of Operations for the three months ended February 28, 2014 (see "Note 1- General - Revision of Prior Period Financial Statements" in the consolidated financial statements for additional discussion).

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $95 million, or 3.5%, to $2.6 billion in 2015 from $2.7 billion in 2014.

This decrease was caused by:

•	$142 million - foreign currency translational impact from a stronger U.S. dollar against the euro, sterling and the Australian dollar (“currency impact”) and

•	$16 million - decrease in cruise ticket pricing driven by foreign currency transactional impact.

These decreases were partially offset by:

•	$44 million - 1.6% capacity increase in ALBDs and

•	$10 million - increase in air transportation revenues from guests who purchased their tickets from us.

The remaining 25% of 2015 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $39 million, or 4.6%, to $889 million in 2015 from $850 million in 2014. This increase was substantially due to higher onboard spending by our guests, which accounted for $55 million, our 1.6% capacity increase in ALBDs, which accounted for $14 million, partially offset by the currency impact, which accounted for $33 million. Onboard and other revenues included concession revenues of $236 million in 2015 and $241 million in 2014.

North America Brands

Cruise passenger ticket revenues made up 72% of our 2015 total revenues. Cruise passenger ticket revenues increased by $22 million and remained at $1.6 billion in both 2015 and 2014.  This increase was caused by our 2.8% capacity increase in ALBDs, which accounted for $43 million, partially offset by a decrease in cruise ticket pricing driven by foreign currency transactional impact, which accounted for $14 million.

The remaining 28% of 2015 total revenues were comprised of onboard and other cruise revenues, which increased by $51 million, or 9.0%, to $619 million in 2015 from $568 million in 2014.  This increase was caused by higher onboard spending by our guests, which accounted for $36 million, and our 2.8% capacity increase in ALBDs, which accounted for $16 million. Onboard and other revenues included concession revenues of $162 million in 2015 and $158 million in 2014.

EAA Brands

Cruise passenger ticket revenues made up 81% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $116 million, or 9.8%, to $1.1 billion in 2015 from $1.2 billion in 2014. This decrease was caused by the currency impact, which accounted for $142 million, partially offset by an increase in air transportation revenues from guests who purchased their tickets from us, which accounted for $16 million.

The remaining 19% of 2015 total revenues were comprised of onboard and other cruise revenues, which decreased by $14 million, or 5.5%, to $242 million in 2015 from $256 million in 2014. This decrease was caused by the currency impact, which accounted for $33 million, partially offset by higher onboard spending by our guests, which accounted for $17 million. Onboard and other revenues included concession revenues of $74 million in 2015 and $83 million in 2014.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $257 million, or 9.9%, to $2.3 billion in 2015 from $2.6 billion in 2014.

This decrease was caused by:

•	$194 million - lower fuel prices;

•	$110 million - currency impact;

•	$20 million - gain on a litigation settlement and

•	$20 million - lower fuel consumption per ALBD.

These decreases were partially offset by:

•	$42 million - 1.6% capacity increase in ALBDs;

•	$25 million - higher dry-dock expenses and

•	$20 million- various other operating expenses, net.

Selling and administrative expenses increased by $8 million, or 1.5%, to $529 million in 2015 from $521 million in 2014.

Depreciation and amortization expenses decreased slightly by $4 million, to $401 million in 2015 from $405 million in 2014.

Our total costs and expenses as a percentage of revenues decreased to 92% in 2015 from 98% in 2014.

North America Brands

Operating costs and expenses decreased by $160 million, or 10%, to $1.4 billion in 2015 from $1.5 billion in 2014.

This decrease was substantially due to:

•	$130 million - lower fuel prices;

•	$24 million - lower dry-dock and other ship repair and maintenance expenses;

•	$19 million - gain on a litigation settlement;

•	$12 million - lower fuel consumption per ALBD and

•	$18 million - various other operating expenses, net.

These decreases were partially offset by:

•	$43 million - 2.8% capacity increase in ALBDs.

Our total costs and expenses as a percentage of revenues decreased to 87% in 2015 from 98% in 2014.

EAA Brands

Operating costs and expenses decreased by $96 million, or 9.2%, to $943 million in 2015 from $1.0 billion in 2014.

This decrease was caused by:

•	$110 million - currency impact and

•	$64 million - lower fuel prices.

These decreases were partially offset by:

•	$37 million - higher dry-dock expenses;

•	$28 million - increases in commissions, transportation and other related expenses and

•	$13 million - various other operating expenses, net.

Our total costs and expenses as a percentage of revenues increased to 97% in 2015 from 96% in 2014.

Operating Income

Our consolidated operating income increased by $199 million, or 297%, to $266 million in 2015 from $67 million in 2014. Our North America brands’ operating income increased by $234 million, or 478%, to $283 million in 2015 from $49 million in 2014, and our EAA brands’ operating income decreased by $12 million, or 22%, to $43 million in 2015 from $55 million in 2014. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense decreased $15 million, or 21%, to $57 million in 2015 from $72 million in 2014. Losses on fuel derivatives, net increased $153 million to $169 million in 2015 from $16 million in 2014. Losses on fuel derivatives, net in 2015 and 2014 included unrealized losses, net of $(112) million and $(17) million and realized (losses) gains of $(57) million and $1 million, respectively.

Key Performance Non-GAAP Financial Indicators

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segments’ financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business; gains and losses on ship sales and ship impairments, net; and restructuring expenses that are not part of our core operating business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements.
Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air and other transportation, certain other costs that are directly associated with onboard and other revenues and credit and debit card fees. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices and food expenses, once our ship capacity levels have been determined.
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
Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segments’ costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. In addition, we exclude gains and losses on ship sales and ship impairments, net and restructuring expenses from our calculation of net cruise costs with and without fuel as they are not considered part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we also believe it is more meaningful for gains and losses on ship sales and ship impairments, net and restructuring expenses to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP earnings per share excluding these items.
As a result of our revision of 2014 cruise ship operating expenses, our previously reported gross and net cruise costs per ALBD and net cruise costs excluding fuel per ALBD changed from $169.11, $128.98 and $100.38 to $169.34, $129.22 and $100.61, respectively. In addition, our previously reported U.S. GAAP net loss for 2014 changed from $(15) million to $(20) million. Furthermore, our previously reported non-GAAP net income (loss) for 2014 changed from $2 million to $(3) million.
In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar as their functional currency to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2015 period currency exchange rates have remained constant with the 2014 period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on the translation of our EAA brands. We believe that this is a useful measure since it facilitates a comparative view of the changes in our business in a fluctuating currency exchange rate environment.
Although our constant dollar basis measure removes the foreign currency translational impact as discussed above, it does not remove the foreign currency transactional impact from changes in exchange rates on our brands' revenues and expenses that are denominated in a currency other than their functional currency. Historically the foreign currency transactional impact had not been significant when measuring the periodic changes in our results of operations. However, given the continuing expansion of our global business and the heightened volatility in foreign currency exchange rates, we believe the foreign currency transactional impact will be more significant in measuring our 2015 results compared to 2014, than in previous years. Together, the foreign currency translational and transactional impacts discussed above are referred to as on the "constant currency basis." See “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of the 2015 impact of currency exchange rate changes.
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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended February 28,
	2015	2015 Constant Dollar	2014

Passenger ticket revenues	$2,632	$2,774	$2,727
Onboard and other revenues	889	922	850
Gross cruise revenues	3,521	3,696	3,577
Less cruise costs
Commissions, transportation and other	(586)	(632)	(620)
Onboard and other	(111)	(116)	(114)
	(697)	(748)	(734)
Net passenger ticket revenues	2,046	2,142	2,107
Net onboard and other revenues	778	806	736
Net cruise revenues	$2,824	$2,948	$2,843
ALBDs	18,583,880	18,583,880	18,286,305
Gross revenue yields	$189.46	$198.87	$195.61
% (decrease) increase vs. 2014	(3.1)%	1.7%
Net revenue yields	$151.98	$158.64	$155.48
% (decrease) increase vs. 2014	(2.3)%	2.0%
Net passenger ticket revenue yields	$110.09	$115.24	$115.18
% (decrease) increase vs. 2014	(4.4)%	0.1%
Net onboard and other revenue yields	$41.88	$43.40	$40.31
% increase vs. 2014	3.9%	7.7%
Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended February 28,
	2015	2015 Constant Dollar	2014

Cruise operating expenses	$2,319	$2,429	$2,577
Cruise selling and administrative expenses	527	550	519
Gross cruise costs	2,846	2,979	3,096
Less cruise costs included above
Commissions, transportation and other	(586)	(632)	(620)
Onboard and other	(111)	(116)	(114)
Gain on ship sale	2	2	—
Net cruise costs	2,151	2,233	2,362
Less fuel	(318)	(318)	(523)
Net cruise costs excluding fuel	$1,833	$1,915	$1,839
ALBDs	18,583,880	18,583,880	18,286,305
Gross cruise costs per ALBD	$153.15	$160.29	$169.34
% decrease vs. 2014	(9.6)%	(5.3)%
Net cruise costs per ALBD	$115.76	$120.15	$129.22
% decrease vs. 2014	(10.4)%	(7.0)%
Net cruise costs excluding fuel per ALBD	$98.66	$103.05	$100.61
% (decrease) increase vs. 2014	(1.9)%	2.4%

Non-GAAP diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	February 28,
	2015	2014
Net income (loss) - diluted
U.S. GAAP net income (loss)	$49	$(20)
Gain on ship sale	(2)	—
Unrealized losses on fuel derivatives, net	112	17
Non-GAAP net income (loss)	$159	$(3)
Weighted-average shares outstanding - diluted	779	776

Earnings per share - diluted
U.S. GAAP earnings (loss) per share	$0.06	$(0.03)
Gain on ship sale	—	—
Unrealized losses on fuel derivatives, net	0.14	0.02
Non-GAAP earnings per share	$0.20	$0.00

Net cruise revenues decreased slightly by $19 million and remained at $2.8 billion in 2015 and 2014. This slight decrease was caused by the currency impact, which accounted for $124 million, partially offset by a 2.0% increase in constant dollar net revenue yields, which accounted for $59 million, and 1.6% capacity increase in ALBDs, which accounted for $46 million. The 2.0% increase in net revenue yields on a constant dollar basis was substantially due to a 7.7% increase in net onboard and other revenue yields. The 7.7% increase in net onboard and other revenue yields was caused by a 7.7% and 7.3% increase from our EAA and North America brands, respectively. Gross cruise revenues decreased by $56 million, or 1.6%, to $3.5 billion in 2015 from $3.6 billion in 2014 for largely the same reasons as discussed above.
Net cruise costs excluding fuel decreased slightly by $6 million and remained at $1.8 billion in both 2015 and 2014. This decrease was caused by the currency impact, which accounted for $82 million, partially offset by a 2.4% increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $45 million, and our 1.6% capacity increase in ALBDs, which accounted for $30 million. The 2.4% increase in constant dollar net cruise costs excluding fuel per ALBD was primarily due to higher dry-dock expenses, which accounted for $25 million, and higher advertising expenses, which accounted for $8 million.
Fuel costs decreased by $205 million, or 39%, to $318 million in 2015 from $523 million in 2014. This was caused by lower fuel prices, which accounted for $194 million, and lower fuel consumption per ALBD, which accounted for $20 million, partially offset by our 1.6% capacity increase in ALBDs, which accounted for $9 million.
Gross cruise costs decreased by $250 million, or 8.1%, to $2.8 billion in 2015 from $3.1 billion in 2014 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital ("ROIC"), reaching double digit returns in the next three to four years, while maintaining a strong balance sheet. (We define ROIC as the twelve month non-GAAP earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress). Our ability to generate significant operating cash flows allows us to internally fund our capital investments. Our goal is to return excess free cash flows to our shareholders in the form of additional dividends and/or share buybacks. In addition, we are committed to maintaining our strong investment grade credit ratings, which are among the highest in the leisure travel industry. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.
Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, ship improvements, debt service requirements, working capital needs and other firm commitments over the next several years. We believe that our ability to generate significant operating cash flows and our strong balance sheet as evidenced by our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain debt financing, as needed. Our future operating cash flows and our ability to issue debt can be adversely impacted by numerous factors outside our control including, but not limited to, those noted

under “Cautionary Note Concerning Factors That May Affect Future Results.” If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to and cost of debt financing may be negatively impacted.
At February 28, 2015, we had a working capital deficit of $6.0 billion. This deficit included $3.1 billion of current customer deposits, which represent the passenger revenues already collected for cruises departing over the next twelve months and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our February 28, 2015 working capital deficit also included $2.2 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our February 28, 2015 working capital deficit balance, our non-GAAP adjusted working capital deficit was $644 million. Our business model, along with our strong balance sheet and unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.
At November 30, 2014, the U.S. dollar was $1.56 to sterling, $1.25 to the euro and $0.85 to the Australian dollar. Had these November 30, 2014 currency exchange rates been used to translate our February 28, 2015 non-U.S. dollar functional currency operations’ assets and liabilities instead of the February 28, 2015 U.S. dollar exchange rates of $1.54 to sterling, $1.12 to the euro and $0.78 to the Australian dollar, our total assets and liabilities would have been higher by $1.2 billion and $620 million, respectively.

Sources and Uses of Cash

Operating Activities
Our business provided $771 million of net cash from operations during the three months ended February 28, 2015, an increase of $294 million, or 6.2%, compared to $477 million for the same period in 2014. This increase was caused by more cash being provided from our operating results and an increase in customer deposits, partially offset by more cash being used for our other working capital needs.
Investing Activities
During the three months ended February 28, 2015, net cash used in investing activities was $974 million. This consisted substantially all from our expenditures for capital projects of $942 million, of which $584 million was spent on our ongoing new shipbuilding program, substantially all for P&O Cruises (UK)'s Britannia. In addition to our new shipbuilding program, we had capital expenditures of $307 million for ship improvements and replacements and $51 million for information technology, buildings and improvements and other assets. Finally, we paid $42 million of fuel derivative settlements.
During the three months ended February 28, 2014, net cash used in investing activities was $349 million. This consisted substantially all from our expenditures for capital projects of $353 million, of which $93 million was spent on our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $187 million for ship improvements and replacements and $73 million for information technology, buildings and improvements and other assets.
Financing Activities
During the three months ended February 28, 2015, net cash provided by financing activities of $151 million was caused by the following:

•	borrowed a net $210 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $336 million of long-term debt;

•	borrowed $472 million of long-term debt under an export credit facility and

•	paid cash dividends of $194 million.
During the three months ended February 28, 2014, net cash used in financing activities of $162 million was due to the following:

•	borrowed a net $344 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $312 million of long-term debt, including a $200 million early repayment of a bank loan and

•	paid cash dividends of $194 million.

Future Commitments and Funding Sources

Our contractual cash obligations as of February 28, 2015 have changed compared to November 30, 2014 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.”
The year-over-year percentage increases in our capacity for the second, third and fourth quarters of 2015 is expected to be 2.3%, 0.6% and 3.3%, respectively. The year-over-year percentage increase in our annual capacity is currently expected to be 2.0%, 4.3%, 2.9% and 1.9% for 2015, 2016, 2017 and 2018, respectively. These percentage increases are expected to result primarily from contracted new ships entering service, partially offset by Seabourn Pride, Costa Celebration and Grand Holiday having left the fleet in April 2014, December 2014 and January 2015, respectively, and Seabourn Legend, Seabourn Spirit and Ocean Princess leaving the fleet in April 2015, May 2015 and March 2016, respectively.
At February 28, 2015, we had liquidity of $4.5 billion. Our liquidity consisted of $39 million of cash and cash equivalents, which excludes $241 million of cash used for current operations, $2.2 billion available for borrowing under our revolving credit facilities, net of our commercial paper borrowings, and $2.3 billion under our committed future financings, which are comprised of ship export credit facilities. Of this $2.3 billion, $0.4 billion, $1.4 billion, and $0.5 billion are scheduled to be funded in 2015, 2016 and 2017, respectively. At February 28, 2015, all of our revolving credit facilities are scheduled to mature in 2019, except for $224 million and $300 million that mature in 2015 and 2020, respectively. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.
Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2014 Form 10-K. At February 28, 2015, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

Strategic Memorandums of Agreement

On March 26, 2015, we signed two long-term strategic Memorandums of Agreement (“MOAs”) with Italian shipbuilder, Fincantieri S.p.A., and German shipbuilder, Meyer Werft, that will add a total of nine new cruise ships to our fleet over a four-year period from 2019 through 2022.  These MOAs are consistent with our long-term strategy of measured capacity growth over time and are subject to several conditions, including obtaining satisfactory financing.

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

For a discussion of our fuel derivatives, hedging strategies and market risks, see the discussion below and “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2014 Form 10-K.

Foreign Currency Exchange Rate Risks

At February 28, 2015, 68% and 32% (67% and 33% at November 30, 2014) of our debt was U.S. dollar- and euro-denominated, respectively, including the effect of foreign currency swaps.
During the three months ended February 28, 2015, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of a Princess newbuild's and Seabourn Encore's euro-denominated shipyard payments. The Princess newbuild’s collars mature in March 2017 at a weighted-average ceiling of $590 million and a weighted-average floor of $504 million. The Seabourn Encore’s collars mature in November 2016 at a weighted-average ceiling of $221 million and a weighted-average floor of $185 million. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. Our operations execute transactions in a number of currencies different than their functional currencies, principally the euro, sterling and Australian, Canadian and U.S. dollars, which result in foreign currency transactional impacts. Based on a 10% hypothetical change in all currency exchange rates that were used in our 2015 March guidance, we estimate (including both the foreign currency translational and transactional impacts) that our 2015 March guidance would change by the following:

•	$0.26 per share on an annualized basis;

•	$0.22 per share for the remaining three quarters and

•	$0.04 per share for the second quarter.

Fuel Price Risks

At February 28, 2015, the estimated fair value of our outstanding fuel derivative contracts was a $340 million liability.

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
Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2015, that they are effective as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the 2014 Form 10-K, and there has been no material change to these risk factors since the 2014 Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the 2014 Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

Our Boards of Directors have authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the three months ended February 28, 2015, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. Since March 2013, the remaining availability under the Repurchase Program has been $975 million.
In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At March 27, 2015, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 32.0 million shares of Carnival Corporation common stock.
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
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at March 27, 2015. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 32.0 million shares remaining at March 27, 2015. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.
During the three months ended February 28, 2015, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6.	Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009
3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/2009

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4*	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, as filed with the Securities and Exchange Commission on April 2, 2015 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Operations for the three months ended February 28, 2015 and 2014;				X
	(ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended February 28, 2015 and 2014;				X
	(iii) the Consolidated Balance Sheets at February 28, 2015 and November 30, 2014;				X

(iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and 2014 and	X
(v) the notes to the consolidated financial statements, tagged in summary and detail.	X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

Date: April 2, 2015	Date: April 2, 2015