Form 10-Q
period 2015-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2015-10-02
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 23, 2015, Carnival Corporation had outstanding 590,110,489 shares of Common Stock, $0.01 par value.
At September 23, 2015, Carnival plc had outstanding 216,454,963 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 590,110,489 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Revenues
Cruise
Passenger tickets	$3,631	$3,719	$8,891	$9,144
Onboard and other	1,102	1,084	2,918	2,839
Tour and other	150	144	194	182
	4,883	4,947	12,003	12,165
Operating Costs and Expenses
Cruise
Commissions, transportation and other	603	638	1,671	1,779
Onboard and other	170	165	395	392
Payroll and related	453	485	1,388	1,450
Fuel	345	518	996	1,569
Food	255	265	737	761
Other ship operating	582	605	1,913	1,842
Tour and other	82	84	129	130
	2,490	2,760	7,229	7,923
Selling and administrative	484	481	1,504	1,507
Depreciation and amortization	399	414	1,206	1,229
	3,373	3,655	9,939	10,659
Operating Income	1,510	1,292	2,064	1,506
Nonoperating (Expense) Income
Interest income	2	2	6	6
Interest expense, net of capitalized interest	(53)	(69)	(167)	(213)
(Losses) gains on fuel derivatives, net	(197)	15	(378)	10
Other (expense) income, net	(12)	1	3	12
	(260)	(51)	(536)	(185)
Income Before Income Taxes	1,250	1,241	1,528	1,321
Income Tax Expense, Net	(34)	—	(41)	(2)
Net Income	$1,216	$1,241	$1,487	$1,319
Earnings Per Share
Basic	$1.56	$1.60	$1.91	$1.70
Diluted	$1.56	$1.60	$1.91	$1.70
Dividends Declared Per Share	$0.30	$0.25	$0.80	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Net Income	$1,216	$1,241	$1,487	$1,319
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	80	(254)	(738)	(154)
Other	21	(17)	(24)	(35)
Other Comprehensive Income (Loss)	101	(271)	(762)	(189)
Total Comprehensive Income	$1,317	$970	$725	$1,130
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2015	November 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$539	$331
Trade and other receivables, net	328	332
Insurance recoverables	124	154
Inventories	305	349
Prepaid expenses and other	321	322
Total current assets	1,617	1,488
Property and Equipment, Net	32,232	32,819
Goodwill	3,052	3,127
Other Intangibles	1,247	1,270
Other Assets	649	744
	$38,797	$39,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$38	$666
Current portion of long-term debt	1,218	1,059
Accounts payable	578	626
Claims reserve	252	262
Accrued liabilities and other	1,349	1,276
Customer deposits	3,314	3,032
Total current liabilities	6,749	6,921
Long-Term Debt	6,604	7,363
Other Long-Term Liabilities	1,091	960
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 653 shares at 2015 and 652 shares at 2014 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2015 and 2014 issued	358	358
Additional paid-in capital	8,505	8,384
Retained earnings	20,023	19,158
Accumulated other comprehensive loss	(1,378)	(616)
Treasury stock, 62 shares at 2015 and 59 shares at 2014 of Carnival Corporation and 29 shares at 2015 and 32 shares at 2014 of Carnival plc, at cost	(3,162)	(3,087)
Total shareholders’ equity	24,353	24,204
	$38,797	$39,448
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,487	$1,319
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,206	1,229
Gains on ship sales and ship impairment, net	(6)	(15)
Losses (gains) on fuel derivatives, net	378	(10)
Share-based compensation	38	37
Other, net	25	24
Changes in operating assets and liabilities
Receivables	(23)	34
Inventories	35	15
Insurance recoverables, prepaid expenses and other	94	421
Accounts payable	(23)	(22)
Claims reserves and accrued and other liabilities	(19)	(381)
Customer deposits	375	142
Net cash provided by operating activities	3,567	2,793
INVESTING ACTIVITIES
Additions to property and equipment	(1,704)	(1,677)
Proceeds from sales of ships	25	42
(Payments) receipts of fuel derivative settlements	(139)	2
Other, net	13	16
Net cash used in investing activities	(1,805)	(1,617)
FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(625)	95
Principal repayments of long-term debt	(772)	(1,513)
Proceeds from issuance of long-term debt	472	829
Dividends paid	(584)	(582)
Purchases of treasury stock	(166)	—
Sales of treasury stock	167	—
Other, net	(1)	(17)
Net cash used in financing activities	(1,509)	(1,188)
Effect of exchange rate changes on cash and cash equivalents	(45)	(14)
Net increase (decrease) in cash and cash equivalents	208	(26)
Cash and cash equivalents at beginning of period	331	462
Cash and cash equivalents at end of period	$539	$436
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

Basis of Presentation
The Consolidated Balance Sheet at August 31, 2015, the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2015 and 2014 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2014 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2015. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Revision of Prior Period Financial Statements

In the first quarter of 2015, we revised and corrected the accounting for one of our brands' marine and technical spare parts in order to consistently expense and classify them fleetwide. We evaluated the materiality of this revision and concluded that it was not material to any of our previously issued financial statements. However, had we not revised, this accounting may have resulted in material inconsistencies to our financial statements in the future. Accordingly, we revised previously reported periods included in our Form 10-Q for the quarters ended February 28, 2015, May 31, 2015 and August 31, 2015. We will revise all other previously reported periods as such financial information is included in future filings.

The effects of this revision on our Consolidated Statements of Income were as follows (in millions, except per share data):

	Three Months Ended August 31, 2014			Nine Months Ended August 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Other ship operating	$599	$6	$605	$1,825	$17	$1,842
Depreciation and amortization	$414	$—	$414	$1,227	$2	$1,229
Operating income	$1,298	$(6)	$1,292	$1,525	$(19)	$1,506
Income before income taxes	$1,247	$(6)	$1,241	$1,340	$(19)	$1,321
Net income	$1,247	$(6)	$1,241	$1,338	$(19)	$1,319
Earnings per share
Basic	$1.61	$(0.01)	$1.60	$1.72	$(0.02)	$1.70
Diluted	$1.60	$—	$1.60	$1.72	$(0.02)	$1.70

The effects of this revision on our Consolidated Statements of Comprehensive Income were as follows (in millions):

	Three Months Ended August 31, 2014			Nine Months Ended August 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$1,247	$(6)	$1,241	$1,338	$(19)	$1,319
Total comprehensive income	$976	$(6)	$970	$1,149	$(19)	$1,130

The effects of this revision on our Consolidated Balance Sheet were as follows (in millions):

	November 30, 2014
	As Previously Reported	Adjustment		As Revised
Inventories	$364	$(15)		$349
Total current assets	$1,503	$(15)		$1,488
Property and equipment, net	$32,773	$46		$32,819
Other assets	$859	$(115)		$744
Total assets	$39,532	$(84)		$39,448
Retained earnings	$19,242	$(84)	(a)	$19,158
Total shareholders' equity	$24,288	$(84)		$24,204
Total liabilities and shareholders' equity	$39,532	$(84)		$39,448

(a) As of November 30, 2014, the cumulative impact of this revision was an $84 million reduction in retained earnings. The diluted earnings per share decreases were $0.03 for each of 2014 and 2013, $0.02 for 2012, $0.03 for pre-2010 and $0.11 in the aggregate. There was no annual diluted earnings per share impact for 2011 and 2010.

This non-cash revision did not impact our operating cash flows for any period. The effects of this revision on the individual line items within operating cash flows on our Consolidated Statement of Cash Flows were as follows (in millions):

	Nine Months Ended August 31, 2014
	As Previously Reported	Adjustment	As Revised
Net income	$1,338	$(19)	$1,319
Depreciation and amortization	$1,227	$2	$1,229
Inventories	$15	$—	$15
Insurance recoverables, prepaid expenses and other	$402	$19	$421
Claims reserves and accrued and other liabilities	$(379)	$(2)	$(381)

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $141 million and $146 million and $398 million and $407 million for the three and nine months ended August 31, 2015 and 2014, respectively.

During the three and nine months ended August 31, 2015 and 2014, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $184 million and $186 million and $786 million and $712 million, respectively, and are substantially all included in other ship operating expenses.

Accounting Pronouncement

In 2014, amended guidance was issued by the Financial Accounting Standards Board regarding the accounting for service concession arrangements. The new guidance defines a service concession as an arrangement between a public-sector grantor, such as a port authority, and a company that will operate and maintain the grantor's infrastructure for a specified period of time. In exchange, the company may be given a right to charge the public, such as our cruise guests, for the use of the infrastructure. This guidance will prohibit us from recording the infrastructure we have constructed to be used by us pursuant to the service concession arrangement within property and equipment. We are required to adopt this guidance in the first quarter of 2016 on a modified retrospective basis. Early adoption, however, is permitted. The adoption of this guidance will not have a material impact to our consolidated financial statements.

NOTE 2 – Unsecured Debt

At August 31, 2015, substantially all of our short-term borrowings consisted of euro-denominated bank loans of $35 million with an aggregate weighted-average floating interest rate of 1.3%.

In February 2015, we entered into an export credit facility that will provide us with the ability to borrow up to an aggregate of $505 million. Proceeds from this facility will be used to pay for a portion of the purchase price of a Princess Cruises ("Princess") ship, which is expected to be delivered in March 2017. If drawn, this borrowing will be due in semi-annual installments through March 2029.

In February 2015, we borrowed $472 million under a euro-denominated export credit facility, the proceeds of which were used to pay for a portion of P&O Cruises (UK)'s Britannia purchase price. The floating rate facility is due in semi-annual installments through February 2027.

In April 2015, Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc’s subsidiaries exercised their option to extend the termination date of their five-year multi-currency revolving credit facility from June 2019 to June 2020, which was approved by each bank.

In September 2015, we entered into five export credit facilities that will provide us with the ability to borrow up to an aggregate of $2.8 billion. Proceeds from these facilities will be used to pay for a portion of the purchase price of five cruise ships, which are expected to be delivered between March 2018 and May 2020. These borrowings will be due in semi-annual installments through May 2032.

NOTE 3 – Contingencies
Litigation
As a result of the January 2012 ship incident, litigation claims and investigations, including, but not limited to, those arising from personal injury, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us. The ultimate outcome of these matters cannot be determined at this time. However, we do not expect these matters to have a significant impact on our results of operations because we have insurance coverage for these types of third-party claims.
The UK Maritime & Coastguard Agency and the U.S. Department of Justice are investigating allegations that Caribbean Princess breached international pollution laws. We are cooperating with the investigations, including conducting our own internal investigation into the matter. Given the early stage of discussion with the government, the ultimate outcome of this matter cannot be determined at this time. However, we do not expect it to have a significant impact on our results of operations.
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
Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At August 31, 2015, Carnival Corporation had estimated contingent obligations totaling $379 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.
In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that it would, as of August 31, 2015, be responsible for a termination payment of $22 million. In 2017, Carnival Corporation has the right to exercise options that would terminate these LILO transactions at no cost to it.
If the credit rating of one of the financial institutions who is directly paying the contingent obligations falls below AA-, or below A- for the other financial institution, then Carnival Corporation will be required to replace the applicable financial institution with another financial institution whose credit rating is at least AA or meets other specified credit requirements. In such circumstances, it would incur additional costs, although we estimate that they would not be significant to our consolidated financial statements. The financial institution payment undertaker subject to the AA- credit rating threshold has a credit rating of AA, and the financial institution subject to the A- credit rating threshold has a credit rating of A+.  If Carnival Corporation's credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $31 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.
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
The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments.  Creditworthiness did not have a significant impact on the fair values of our financial instruments at August 31, 2015 and November 30, 2014. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The carrying values and estimated fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2015				November 30, 2014
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$329	$329	$—	$—	$240	$240	$—	$—
Restricted cash (b)	7	7	—	—	11	11	—	—
Long-term other assets (c)	129	1	95	36	156	1	103	49
Total	$465	$337	$95	$36	$407	$252	$103	$49
Liabilities
Fixed rate debt (d)	$4,027	$—	$4,296	$—	$4,433	$—	$4,743	$—
Floating rate debt (d)	3,833	—	3,844	—	4,655	—	4,562	—
Total	$7,860	$—	$8,140	$—	$9,088	$—	$9,305	$—

(a)
Cash and cash equivalents are comprised of cash on hand, and at August 31, 2015, also included a money market deposit account and time deposits. Due to their short maturities, the carrying values approximate their fair values.

(b)	Restricted cash is comprised of a money market deposit account.

(c)
At August 31, 2015 and November 30, 2014, long-term other assets were substantially all comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(d)
Debt does not include the impact of interest rate swaps. The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at August 31, 2015 and November 30, 2014 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At August 31, 2015 and November 30, 2014, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at August 31, 2015 being slightly lower and at November 30, 2014 being slightly higher than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1, and accordingly, are considered Level 2. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2015			November 30, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$210	$—	$—	$91	$—	$—
Restricted cash (b)	22	—	—	19	—	—
Marketable securities held in rabbi trusts (c)	104	9	—	113	9	—
Derivative financial instruments (d)	—	15	—	—	14	—
Long-term other asset (e)	—	—	20	—	—	20
Total	$336	$24	$20	$223	$23	$20
Liabilities
Derivative financial instruments (d)	$—	$503	$—	$—	$278	$—
Total	$—	$503	$—	$—	$278	$—

(a)	Cash equivalents are comprised of money market funds.

(b)	The majority of restricted cash is comprised of money market funds.

(c)
At August 31, 2015 and November 30, 2014, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

(e)
Long-term other asset is comprised of an auction-rate security. The fair value was based on a broker quote in an inactive market, which is considered a Level 3 input. During the nine months ended August 31, 2015, there were no purchases or sales pertaining to this auction rate security.

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
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Other Intangibles
The reconciliation of the changes in the carrying amounts of our goodwill, which has been allocated to our North America and Europe, Australia & Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2014	$1,898	$1,229	$3,127
Foreign currency translation adjustment	—	(75)	(75)
Balance at August 31, 2015	$1,898	$1,154	$3,052

At July 31, 2015, all of our cruise brands carried goodwill, except for Seabourn and Fathom. As of that date, we performed our annual goodwill impairment reviews, which included performing a qualitative assessment for Carnival Cruise Line, Costa Cruises ("Costa"), Cunard and P&O Cruises (UK). Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the weighted-average cost of capital (“WACC”), overall financial performance, changes in fuel prices and capital expenditures were considered in the qualitative assessment to determine how changes in these factors would affect each of these cruise brands’ estimated fair values. Based on our qualitative assessments, we determined it was more-likely-than-not that each of these cruise brands’ estimated fair values exceeded their carrying values and, therefore, we did not proceed to the two-step quantitative goodwill impairment reviews.

As of July 31, 2015, we also performed our annual goodwill impairment reviews of AIDA Cruises' ("AIDA"), Holland America Line's, P&O Cruises (Australia)’s and Princess' goodwill. We did not perform a qualitative assessment but instead proceeded directly to step one of the two-step quantitative goodwill impairment review and compared each of AIDA's, Holland America Line's, P&O Cruises (Australia)’s and Princess' estimated fair value to the carrying value of their allocated net assets. Their estimated cruise brand fair value was based on a discounted future cash flow analysis. The principal assumptions used in our cash flow analyses consisted of forecasted operating results, including net revenue yields and net cruise costs including fuel prices; capacity changes, including the expected rotation of vessels into, or out of, Holland America Line, P&O Cruises (Australia) and Princess; WACC of market participants, adjusted for the risk attributable to the geographic regions in which AIDA, Holland America Line, P&O Cruises (Australia) and Princess operate; capital expenditures; proceeds from forecasted dispositions of ships and terminal values, which are all considered Level 3 inputs. Based on the discounted cash flow analyses, we determined that each of AIDA's, Holland America Line’s, P&O Cruises (Australia)’s and Princess' estimated fair value significantly exceeded their carrying value and, therefore, we did not proceed to step two of the impairment reviews.
The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2014	$927	$338	$1,265
Foreign currency translation adjustment	—	(22)	(22)
Balance at August 31, 2015	$927	$316	$1,243
At July 31, 2015, our cruise brands that have significant trademarks recorded include AIDA, P&O Cruises (Australia), P&O Cruises (UK) and Princess. As of that date, we performed our annual trademark impairment reviews for these cruise brands, which included performing a qualitative assessment for P&O Cruises (UK). Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the WACC, changes in royalty rates and overall financial performance were considered in the qualitative assessment to determine how changes in these factors would affect the estimated fair value for P&O Cruises (UK)'s recorded trademarks. Based on our qualitative assessment, we determined it was more likely-than-not that the estimated fair value for P&O Cruises (UK)’s recorded trademarks exceeded their carrying value and, therefore, none of these trademarks were impaired.
As of July 31, 2015, we did not perform a qualitative assessment for AIDA's, P&O Cruises' (Australia) and Princess' trademarks but instead proceeded directly to the quantitative trademark impairment reviews. Our quantitative assessment included estimating AIDA's, P&O Cruises (Australia)'s and Princess' trademarks fair value based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues and a market participant’s royalty rate. The royalty rate was estimated primarily using comparable royalty agreements for similar industries. Based on our quantitative assessment, we determined that the estimated fair values for AIDA's, P&O Cruises (Australia)’s and Princess' trademarks significantly exceeded their carrying values and, therefore, none of these trademarks were impaired.
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
At August 31, 2015 and November 30, 2014, our intangible assets subject to amortization are not significant to our consolidated financial statements.

Derivative Instruments and Hedging Activities
We utilize derivative and non-derivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of fixed and floating rate debt. In addition, we utilize our fuel derivatives program to mitigate a portion of the risk to our future cash flows attributable to potential fuel price increases, which we define as our “economic risk.” Our policy is to not use any financial instruments for trading or other speculative purposes.
All derivatives are recorded at fair value. The changes in fair value are recognized currently in earnings if the derivatives do not qualify as effective hedges, or if we do not seek to qualify for hedge accounting treatment, such as for our fuel derivatives. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income ("AOCI") until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable. If a derivative or a non-derivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or substantially liquidated. We formally document hedging relationships for all derivative and non-derivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.
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

The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	August 31, 2015	November 30, 2014
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$9	$6
	Other assets – long-term	5	6
Interest rate swaps (b)	Prepaid expenses and other	1	1
	Other assets – long-term	—	1
Total derivative assets		$15	$14
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$1	$—
	Other long-term liabilities	13	—
Interest rate swaps (b)	Accrued liabilities and other	11	13
	Other long-term liabilities	25	35
Foreign currency zero cost collars (c)	Accrued liabilities and other	—	1
	Other long-term liabilities	7	—
		57	49
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	176	90
	Other long-term liabilities	270	139
		446	229
Total derivative liabilities		$503	$278

(a)
We had foreign currency forwards totaling $164 million at August 31, 2015 and $403 million at November 30, 2014 that are designated as hedges of our net investments in foreign operations, which have a euro- and sterling-denominated functional currency. At August 31, 2015, these foreign currency forwards settle through July 2017. At August 31, 2015, we also had foreign currency swaps totaling $408 million that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At August 31, 2015, these foreign currency swaps settle through September 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $625 million at August 31, 2015 and $750 million at November 30, 2014 of EURIBOR-based floating rate euro debt to fixed rate euro debt. These interest rate swaps settle through March 2025. In addition, at August 31, 2015 and November 30, 2014 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At August 31, 2015 and November 30, 2014, these interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.

(c)
At August 31, 2015 and November 30, 2014, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At August 31, 2015 and November 30, 2014, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these fuel derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	August 31, 2015
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$33	$(18)	$15	$(15)	$—
Liabilities	$521	$(18)	$503	$(15)	$488

	November 30, 2014
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$78	$(64)	$14	$(14)	$—
Liabilities	$342	$(64)	$278	$(14)	$264
The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Net investment hedges	$(13)	$3	$33	$3
Foreign currency zero cost collars – cash flow hedges	$9	$(5)	$(39)	$(11)
Interest rate swaps – cash flow hedges	$5	$(11)	$8	$(26)
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At August 31, 2015, we had $22 million of collateral posted to one of our fuel derivative counterparties, of which $9 million was returned to us in September 2015 as the collateral posting was no longer required. At August 31, 2015, no collateral was required to be received from our fuel derivative counterparties. At November 30, 2014, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of August 31, 2015 and November 30, 2014 and for the three and nine months ended August 31, 2015 and 2014 where such impacts were not significant.
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

Our unrealized and realized (losses) gains, net on fuel derivatives were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Unrealized (losses) gains on fuel derivatives, net	$(137)	$15	$(215)	$8
Realized (losses) gains on fuel derivatives	(60)	—	(163)	2
(Losses) gains on fuel derivatives, net	$(197)	$15	$(378)	$10

At August 31, 2015, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2015 (Q4)
	November 2011	540	$80	$114
	February 2012	540	$80	$125
	June 2012	309	$74	$110
	April 2013	261	$80	$111
	May 2013	471	$80	$110
	October 2014	480	$79	$110
		2,601			50%
Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115
		8,724			53%
Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114
	October 2014	1,020	$80	$113
		8,124			49%
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700			34%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and non-derivative financial instruments. Our primary focus is to manage the economic foreign currency exchange risks faced by our operations, which are the ultimate foreign currency exchange risks that would be realized by us if we exchanged one currency for another, and not accounting risks. While we will continue to monitor our exposure to these economic risks, we do not currently hedge our foreign currency exchange risks with derivative or non-derivative financial instruments, with the exception of certain of our ship commitments and net investments in foreign operations. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, substantially all sterling. At August 31, 2015 and November 30, 2014, we have designated $2.4 billion of our foreign currency intercompany payables as non-derivative hedges of our net investments in foreign operations. Accordingly, we have included $456 million at August 31, 2015 and $359 million at November 30, 2014 of cumulative foreign currency transaction non-derivative gains in the cumulative translation adjustment component of AOCI, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and nine months ended August 31, 2015 and 2014, we recognized foreign currency non-derivative transaction gains (losses) of $7 million ($14 million in 2014) and $97 million ($(25) million in 2014), respectively, in the cumulative translation adjustment component of AOCI.
Newbuild Currency Risks
Our shipbuilding contracts are typically denominated in euros. Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts and have used non-derivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction payments.
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
In February 2015, we settled our foreign currency zero cost collars that were designated as cash flow hedges for the final euro-denominated shipyard payments of P&O Cruises (UK)'s Britannia, which resulted in $33 million being recognized in other comprehensive loss during the three months ended February 28, 2015.
At August 31, 2015, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $1.5 billion and substantially relates to Carnival Cruise Line, Holland America Line and Seabourn newbuilds all scheduled to be delivered in 2018. At August 31, 2015, these euro-denominated newbuild contract payments exclude the five new cruise ships to be built by Italian shipbuilder, Fincantieri S.p.A., pursuant to our strategic Memorandum of Agreement (“MOA”), dated March 26, 2015.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At August 31, 2015, 53% and 47% (52% and 48% at November 30, 2014) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps. In addition, to the extent that we have excess cash available for investment, we purchase high quality short-term investments with floating interest rates, which offset a portion of the impact of interest rate fluctuations arising from our floating interest rate debt portfolio.
Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not material at August 31, 2015, is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of these significant counterparties is remote.
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
Our North America cruise segment includes Carnival Cruise Line, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa, Cunard, P&O Cruises (Australia), P&O Cruises (UK) and prior to November 2014, Ibero Cruises ("the former Ibero"). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other services that are provided for the benefit of our cruise brands.
Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours. In 2014, our Tour and Other segment also included one ship that we chartered to an unaffiliated entity. In November 2014, we entered into a bareboat charter/sale agreement under which Grand Holiday was chartered to an unrelated entity in January 2015 through March 2025. Additionally, in December 2014, we entered into a bareboat charter/sale agreement under which Costa Celebration was chartered to an unrelated entity in December 2014 through August 2021, as amended. Under these agreements, ownership of Grand Holiday and Costa Celebration will be transferred to the buyer at the end of their lease term. Neither of these transactions met the criteria to qualify as a sales-type lease and, accordingly, they are being accounted for as operating leases whereby we recognize the charter revenue over the term of the agreements. Subsequent to entering into these agreements, our Tour and Other segment includes these three ships.
Selected information for our segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2015
North America Cruise Brands (a)	$3,111	$1,647	$271	$242	$951
EAA Cruise Brands	1,691	852	162	140	537
Cruise Support	30	8	49	6	(33)
Tour and Other (a)	150	82	2	11	55
Intersegment elimination (a)	(99)	(99)	—	—	—
	$4,883	$2,490	$484	$399	$1,510
2014
North America Cruise Brands (a)	$3,035	$1,797	$271	$243	$724
EAA Cruise Brands	1,839	977	163	156	543
Cruise Support	25	(2)	45	6	(24)
Tour and Other (a)	144	84	2	9	49
Intersegment elimination (a)	(96)	(96)	—	—	—
	$4,947	$2,760	$481	$414	$1,292

	Nine Months Ended August 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2015
North America Cruise Brands (a)	$7,570	$4,558	$830	$738	$1,444
EAA Cruise Brands	4,273	2,644	511	417	701
Cruise Support	82	14	156	18	(106)
Tour and Other (a)	194	129	7	33	25
Intersegment elimination (a)	(116)	(116)	—	—	—
	$12,003	$7,229	$1,504	$1,206	$2,064
2014
North America Cruise Brands (a)	$7,321	$4,915	$848	$718	$840
EAA Cruise Brands	4,709	2,989	529	465	726
Cruise Support	63	(1)	124	20	(80)
Tour and Other (a)	182	130	6	26	20
Intersegment elimination (a)	(110)	(110)	—	—	—
	$12,165	$7,923	$1,507	$1,229	$1,506

(a)
A portion of the North America cruise brands' segment revenues includes revenues for the tour portion of a cruise when a land tour package is sold along with a cruise by Holland America Line and Princess. These intersegment tour revenues, which are included in our Tour and Other segment, are eliminated directly against the North America cruise brands' segment revenues and operating expenses in the line "Intersegment elimination."

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Net income for basic and diluted earnings per share	$1,216	$1,241	$1,487	$1,319
Weighted-average common and ordinary shares outstanding	778	776	778	776
Dilutive effect of equity plans	3	2	3	2
Diluted weighted-average shares outstanding	781	778	781	778
Basic and diluted earnings per share	$1.56	$1.60	$1.91	$1.70
Anti-dilutive equity awards excluded from diluted earnings per share computations	—	3	—	3

NOTE 7 – Shareholders' Equity
During the nine months ended August 31, 2015, we repurchased 78 thousand shares of Carnival Corporation common stock for $4 million under our general repurchase authorization program (“Repurchase Program”). From September 1, 2015 through October 1, 2015, there were an additional 20 thousand shares of Carnival Corporation common stock repurchased for $1 million under the Repurchase Program. At October 1, 2015, the remaining availability under the Repurchase Program was $970 million.
During the nine months ended August 31, 2015, Carnival Investments Limited ("CIL"), a subsidiary of Carnival Corporation, sold 3.2 million of Carnival plc ordinary shares for net proceeds of $167 million. Substantially all of the net proceeds from these sales were used to purchase 3.2 million shares of Carnival Corporation common stock. Pursuant to our Stock Swap (“Stock Swap”) program, Carnival Corporation sold these Carnival plc ordinary shares owned by CIL only to the extent it was able to repurchase shares of Carnival Corporation common stock in the U.S. on at least an equivalent basis.
During the three months ended August 31, 2015, our Boards of Directors declared a 20 percent dividend increase to holders of Carnival Corporation common stock and Carnival plc ordinary shares from $0.25 per share to $0.30 per share, or $40 million, which was paid in September 2015.

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

•	risks associated with our dual listed company arrangement;

•	uncertainties of a foreign legal system as Carnival Corporation and Carnival plc are not U.S. corporations and

•	the ability of a small group of shareholders effectively to control the outcome of shareholder voting.

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

Outlook

On September 22, 2015, we said that we expected our non-GAAP diluted earnings per share for the 2015 fourth quarter to be in the range of $0.36 to $0.40 and 2015 full year to be in the range of $2.56 to $2.60 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	Fourth Quarter 2015	Full Year 2015
Fuel cost per metric ton consumed	$366	$405
Currencies
U.S. dollar to Euro	$1.12	$1.12
U.S. dollar to Sterling	$1.54	$1.54
U.S. dollar to Australian dollar	$0.70	$0.76
U.S. dollar to Canadian dollar	$0.75	$0.79

The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

During the last quarter, fleetwide booking volumes for the first half of 2016 are running nearly 20 percent higher than the prior year relative to a capacity increase of less than three percent, at lower constant dollar prices. At this time, cumulative advance bookings for the first half of 2016 are well ahead of last year at lower constant dollar prices.

For the full year 2016, we expect constant currency net revenue yield improvement, and net cruise costs excluding fuel per available lower berth day ("ALBD") could be up slightly, compared to the prior year. In addition, we expect fuel consumption per ALBD to decline 1% to 2% for 2016. Furthermore, we expect depreciation expense to be $1.8 billion in 2016, or approximately $0.20 per share higher compared to the prior year, as a result of our increased capital investments for vessel enhancement projects, exhaust gas cleaning systems and new ship deliveries.

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

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
ALBDs (in thousands) (a) (b)	19,795	19,671	57,686	56,830
Occupancy percentage (c)	110.9%	109.1%	105.6%	104.8%
Passengers carried (in thousands)	3,068	2,983	8,138	7,943
Fuel consumption in metric tons (in thousands)	786	797	2,379	2,400
Fuel consumption in metric tons per ALBD	0.040	0.041	0.041	0.042
Fuel cost per metric ton consumed	$439	$650	$418	$654
Currencies
U.S. dollar to Euro	$1.11	$1.35	$1.13	$1.36
U.S. dollar to Sterling	$1.56	$1.69	$1.54	$1.67
U.S. dollar to Australian dollar	$0.75	$0.94	$0.78	$0.92
U.S. dollar to Canadian dollar	$0.78	$0.93	$0.80	$0.92

(a)
ALBD is a standard measure of passenger capacity for the period that we use to approximate rate and capacity variances, based on consistently applied formulas that we use to perform analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

(b)
For the three months ended August 31, 2015 compared to the three months ended August 31, 2014, we had a slight capacity increase in ALBDs comprised of a 4.5% capacity increase in our EAA brands, while our North America brands’ capacity decreased by 1.7%.

Our EAA brands’ capacity increase was caused by:

•	full quarter impact from one Costa 3,692-passenger capacity ship delivered in 2014 and

•	full quarter impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015.
These increases were partially offset by the full quarter impact from the bareboat charter/sale of a Costa ship and a former Ibero ship.
Our North America brands’ capacity decrease was caused by fewer ship operating days in 2015 compared to 2014.
For the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014, we had a 1.5% capacity increase in ALBDs comprised of a 3.5% capacity increase in our EAA brands and a slight capacity increase in our North America brands.
Our EAA brands’ capacity increase was caused by:

•	full period impact from one Costa 3,692-passenger capacity ship delivered in 2014 and

•	partial period impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015.
These increases were partially offset by:

•	full period impact from the bareboat charter/sale of a Costa ship and a former Ibero ship and

•	more ship dry-dock days in 2015 compared to 2014.
Our North America brands’ slight capacity increase was caused by the partial period impact from one Princess 3,560-passenger capacity ship delivered in 2014, which was almost fully offset by more ship dry-dock days in 2015 compared to 2014.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2015 (“2015”) Compared to Three Months Ended August 31, 2014 (“2014”)

Revision of Prior Period Financial Statements

Management's discussion and analysis of the results of operations is based on the revised Consolidated Statement of Income for the three months ended August 31, 2014 (see "Note 1- General - Revision of Prior Period Financial Statements" in the consolidated financial statements for additional discussion).

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $88 million, or 2.4%, to $3.6 billion in 2015 from $3.7 billion in 2014.

This decrease was caused by the foreign currency translational impact from a stronger U.S. dollar against the euro, sterling and the Australian dollar (“currency impact”), which accounted for $238 million.

This decrease was partially offset by:

•
$86 million - increase in cruise ticket pricing, driven primarily by improvements in Alaskan and Caribbean itineraries for our North America brands, partially offset by unfavorable foreign currency transactional impacts;

•	$61 million - 1.8 percentage point increase in occupancy and

•	$23 million - slight capacity increase in ALBDs.

The remaining 26% of 2015 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $18 million, or 1.7% and remained at $1.1 billion in both 2015 and 2014.

This increase was caused by:

•	$45 million - higher onboard spending by our guests and

•	$18 million - 1.8 percentage point increase in occupancy.
These increases were partially offset by the currency impact, which accounted for $52 million.
Onboard and other revenues included concession revenues of $334 million in 2015 compared to $335 million in 2014.

North America Brands

Cruise passenger ticket revenues made up 74% of our North America brands' 2015 total revenues. Cruise passenger ticket revenues increased by $43 million, or 2.0% and remained at $2.2 billion in both 2015 and 2014.

This increase was caused by:

•	$64 million - 3.2 percentage point increase in occupancy and

•	$30 million - increase in cruise ticket pricing driven primarily by improvements in Alaskan and Caribbean itineraries, partially offset by unfavorable foreign currency transactional impacts.

These increases were partially offset by a 1.7% capacity decrease in ALBDs, which accounted for $38 million.

The remaining 26% of our North America brands' 2015 total revenues were comprised of onboard and other cruise revenues, which increased by $30 million, or 4.0%, to $772 million in 2015 from $742 million in 2014.

This increase was caused by:

•	$22 million - higher onboard spending by our guests and

•	$22 million - 3.2 percentage point increase in occupancy.

These increases were partially offset by a 1.7% capacity decrease in ALBDs, which accounted for $13 million.
Onboard and other revenues included concession revenues that increased by $5 million, or 2.2%, to $231 million in 2015 from $226 million in 2014.

EAA Brands

Cruise passenger ticket revenues made up 83% of our EAA brands' 2015 total revenues. Cruise passenger ticket revenues decreased by $128 million, or 8.4%, to $1.4 billion in 2015 from $1.5 billion in 2014.

This decrease was caused by the currency impact, which accounted for $238 million.

This decrease was partially offset by:

•	$69 million - 4.5% capacity increase in ALBDs and

•	$55 million - increase in cruise ticket pricing, driven primarily by favorable foreign currency transactional impacts.

The remaining 17% of our EAA brands' 2015 total revenues were comprised of onboard and other cruise revenues, which decreased by $19 million, or 6.1%, to $296 million in 2015 from $315 million in 2014.

This decrease was caused by the currency impact, which accounted for $52 million.

This decrease was partially offset by:

•	$17 million - higher onboard spending by our guests and

•	$14 million - 4.5% capacity increase in ALBDs.

Onboard and other revenues included concession revenues that decreased by $6 million, or 5.5%, to $103 million in 2015 from $109 million in 2014. This decrease was caused by the currency impact.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $269 million, or 9.8%, to $2.5 billion in 2015 from $2.8 billion in 2014.

This decrease was caused by:

•	$166 million - lower fuel prices and

•	$129 million - currency impact.

These decreases were partially offset by:

•	$18 million - 1.8 percentage point increase in occupancy and

•	$17 million - slight capacity increase in ALBDs.

Selling and administrative expenses increased slightly by $3 million, to $484 million in 2015 from $481 million in 2014.

Depreciation and amortization expenses decreased by $15 million, or 3.6%, to $399 million in 2015 from $414 million in 2014.

Our total costs and expenses as a percentage of revenues decreased to 69% in 2015 from 74% in 2014.

North America Brands

Operating costs and expenses decreased by $152 million, or 9.0%, to $1.5 billion in 2015 from $1.7 billion in 2014.

This decrease was caused by:

•	$108 million - lower fuel prices

•	$29 million- 1.7% capacity decrease in ALBDs and

•	$35 million - various other operating expenses, net, which included favorable foreign currency transactional impacts.

These decreases were partially offset by a 3.2 percentage point increase in occupancy, which accounted for $20 million.

Our total costs and expenses as a percentage of revenues decreased to 68% in 2015 from 75% in 2014.

EAA Brands

Operating costs and expenses decreased by $125 million, or 13%, to $852 million in 2015 from $977 million in 2014.

This decrease was caused by:

•	$129 million - currency impact and

•	$58 million - lower fuel prices.

These decreases were partially offset by:

•	$44 million - 4.5% capacity increase in ALBDs and

•	$18 million - various other operating expenses, net, which included unfavorable foreign currency transactional impacts.

Depreciation and amortization expenses decreased by $16 million, or 10%, to $140 million in 2015 from $156 million in 2014. This decrease was caused by the currency impact.

Our total costs and expenses as a percentage of revenues decreased to 68% in 2015 from 71% in 2014.

Operating Income

Our consolidated operating income increased by $217 million, or 17%, to $1.5 billion in 2015 from $1.3 billion in 2014. Our North America brands’ operating income increased by $227 million, or 31%, to $951 million in 2015 from $724 million in 2014, and our EAA brands’ operating income decreased slightly by $6 million to $537 million in 2015 from $543 million in 2014. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense decreased by $16 million, or 23%, to $53 million in 2015 from $69 million in 2014.

(Losses) gains on fuel derivatives, net were comprised of the following:

	Three Months Ended August 31,
	2015	2014
Unrealized (losses) gains on fuel derivatives, net	$(137)	$15
Realized losses on fuel derivatives	(60)	—
(Losses) gains on fuel derivatives, net	$(197)	$15

Net income tax expense increased to $34 million in 2015 from nil in 2014.

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
As a result of our revision of 2014 cruise ship operating expenses, our previously reported results changed as follows (in millions, except per ALBD data):

	Three Months Ended August 31, 2014		Nine Months Ended August 31, 2014
	As Previously Reported	As Revised	As Previously Reported	As Revised
Gross cruise costs per ALBD	$160.11	$160.38	$163.24	$163.53
Net cruise costs per ALBD	$119.32	$119.59	$125.29	$125.59
Net cruise costs excluding fuel per ALBD	$92.97	$93.23	$97.69	$97.98
U.S. GAAP net income	$1,247	$1,241	$1,338	$1,319
Non-GAAP net income	$1,232	$1,226	$1,315	$1,296
In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar as their functional currency to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2015 periods' currency exchange rates have remained constant with the 2014 periods' rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on the translation of our EAA brands. We believe that this is a useful measure since it facilitates a comparative view of the changes in our business in a fluctuating currency exchange rate environment.
Although our constant dollar basis measure removes the foreign currency translational impact as discussed above, it does not remove the foreign currency transactional impact from changes in exchange rates on our brands' revenues and expenses that are denominated in a currency other than their functional currency. Historically, the foreign currency transactional impact had not been significant when measuring the periodic changes in our results of operations. However, given the continuing expansion of our global business and the heightened volatility in foreign currency exchange rates, we believe the foreign currency transactional impact is more significant in measuring our 2015 results compared to 2014, than in previous years. Together, the foreign currency translational and transactional impacts discussed above are referred to as on the “constant currency basis.” See “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of the 2015 impact of currency exchange rate changes.
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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended August 31,
	2015	2015 Constant Dollar	2014

Passenger ticket revenues	$3,631	$3,869	$3,719
Onboard and other revenues	1,102	1,154	1,084
Gross cruise revenues	4,733	5,023	4,803
Less cruise costs
Commissions, transportation and other	(603)	(646)	(638)
Onboard and other	(170)	(177)	(165)
	(773)	(823)	(803)
Net passenger ticket revenues	3,028	3,223	3,081
Net onboard and other revenues	932	977	919
Net cruise revenues	$3,960	$4,200	$4,000
ALBDs	19,794,882	19,794,882	19,671,265
Gross revenue yields	$239.10	$253.73	$244.14
% (decrease) increase vs. 2014	(2.1)%	3.9%
Net revenue yields	$200.04	$212.17	$203.35
% (decrease) increase vs. 2014	(1.6)%	4.3%
Net passenger ticket revenue yields	$152.96	$162.81	$156.62
% (decrease) increase vs. 2014	(2.3)%	4.0%
Net onboard and other revenue yields	$47.09	$49.36	$46.74
% increase vs. 2014	0.8%	5.6%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended August 31,
	2015	2015 Constant Dollar	2014

Cruise operating expenses	$2,408	$2,536	$2,676
Cruise selling and administrative expenses	482	511	479
Gross cruise costs	2,890	3,047	3,155
Less cruise costs included above
Commissions, transportation and other	(603)	(646)	(638)
Onboard and other	(170)	(177)	(165)
Restructuring expenses	(14)	(17)	—
Gain on ship sale	2	2	—
Net cruise costs	2,105	2,209	2,352
Less fuel	(345)	(345)	(518)
Net cruise costs excluding fuel	$1,760	$1,864	$1,834
ALBDs	19,794,882	19,794,882	19,671,265
Gross cruise costs per ALBD	$145.95	$153.92	$160.38
% decrease vs. 2014	(9.0)%	(4.0)%
Net cruise costs per ALBD	$106.28	$111.60	$119.59
% decrease vs. 2014	(11.1)%	(6.7)%
Net cruise costs excluding fuel per ALBD	$88.84	$94.16	$93.23
% (decrease) increase vs. 2014	(4.7)%	1.0%

Non-GAAP diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	August 31,
	2015	2014
Net income - diluted
U.S. GAAP net income	$1,216	$1,241
Restructuring expenses	14	—
Gain on ship sale	(2)	—
Unrealized losses (gains) on fuel derivatives, net	137	(15)
Non-GAAP net income	$1,365	$1,226
Weighted-average shares outstanding - diluted	781	778

Earnings per share - diluted
U.S. GAAP earnings per share	$1.56	$1.60
Restructuring expenses	0.02	—
Unrealized losses (gains) on fuel derivatives, net	0.17	(0.02)
Non-GAAP earnings per share	$1.75	$1.58

Net cruise revenues decreased slightly by $41 million and remained at $4.0 billion in 2015 and 2014. The slight decrease was caused by the currency impact, which accounted for $240 million.
This decrease in net cruise revenues was partially offset by:

•	$174 million - 4.3% increase in constant dollar net revenue yields and

•	$25 million - slight capacity increase in ALBDs.
The 4.3% increase in net revenue yields on a constant dollar basis was due to a 4.0% increase in net passenger ticket revenue yields and a 5.6% increase in net onboard and other revenue yields.
The 4.0% increase in net passenger ticket revenue yields was caused by a 4.7% increase from our North America brands and a 2.7% increase from our EAA brands. The increase in net passenger ticket revenue yields was driven primarily by improvements in Alaskan and Caribbean itineraries for our North America brands, partially offset by unfavorable foreign currency transactional impacts.
The 5.6% increase in net onboard and other revenue yields was caused by a 5.8% increase from our North America brands and a 6.1% increase from our EAA brands.
Gross cruise revenues decreased by $70 million, or 1.5%, to $4.7 billion in 2015 from $4.8 billion in 2014 for largely the same reasons as discussed above.
Net cruise costs excluding fuel decreased by $75 million, or 4.1%, and remained at $1.8 billion in both 2015 and 2014. This decrease was caused by the currency impact, which accounted for $105 million, partially offset by a slight increase in constant dollar net cruise costs excluding fuel per ALBD, which accounted for $18 million, and a slight increase in capacity, which accounted for $12 million.
Fuel costs decreased by $173 million, or 33%, to $345 million in 2015 from $518 million in 2014. This was substantially all due to lower fuel prices, which accounted for $166 million.
Gross cruise costs decreased by $265 million, or 8.4%, to $2.9 billion in 2015 from $3.2 billion in 2014 for principally the same reasons as discussed above.

Nine Months Ended August 31, 2015 (“2015”) Compared to Nine Months Ended August 31, 2014 (“2014”)

Revision of Prior Period Financial Statements

Management's discussion and analysis of the results of operations is based on the revised Consolidated Statement of Income for the nine months ended August 31, 2014 (see "Note 1- General - Revision of Prior Period Financial Statements" in the consolidated financial statements for additional discussion).

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $253 million, or 2.8%, to $8.9 billion in 2015 from $9.1 billion in 2014.

This decrease was caused by the currency impact, which accounted for $587 million.

This decrease was partially offset by:

•
$141 million - increase in cruise ticket pricing, driven primarily by improvements in Alaskan and Caribbean itineraries for our North America brands and Mediterranean and North European itineraries for our EAA brands, partially offset by unfavorable foreign currency transactional impacts;

•	$138 million - 1.5% capacity increase in ALBDs and

•	$72 million - slight percentage point increase in occupancy.

The remaining 26% of 2015 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $79 million, or 2.8%, to $2.9 billion in 2015 from $2.8 billion in 2014.

This increase was caused by:

•	$150 million - higher onboard spending by our guests;

•	$43 million - 1.5% capacity increase in ALBDs and

•	$23 million - slight percentage point increase in occupancy.

These increases were partially offset by the currency impact, which accounted for $133 million.

Onboard and other revenues included concession revenues that decreased by $18 million, or 2.1%, to $823 million in 2015 from $841 million in 2014. This decrease was caused by the currency impact.

North America Brands

Cruise passenger ticket revenues made up 73% of our North America brands' 2015 total revenues. Cruise passenger ticket revenues increased by $127 million, or 2.4%, to $5.4 billion in 2015 from $5.3 billion in 2014.

This increase was caused by:

•	$101 million - 2.0 percentage point increase in occupancy and

•	$35 million - increase in cruise ticket pricing, driven primarily by improvements in Alaskan and Caribbean itineraries, partially offset by unfavorable foreign currency transactional impacts.

The remaining 27% of our North America brands' 2015 total revenues were comprised of onboard and other cruise revenues, which increased by $116 million, or 6.0%, to $2.0 billion in 2015 from $1.9 billion in 2014.

This increase was caused by:

•	$92 million - higher onboard spending by our guests and

•	$37 million - 2.0 percentage point increase in occupancy.

These increases were partially offset by lower third-party revenues, which accounted for $18 million.
Onboard and other revenues included concession revenues that increased by $11 million, or 2.0%, to $571 million in 2015 from $560 million in 2014.

EAA Brands

Cruise passenger ticket revenues made up 82% of our EAA brands' 2015 total revenues. Cruise passenger ticket revenues decreased by $372 million, or 9.6%, to $3.5 billion in 2015 from $3.9 billion in 2014.

This decrease was caused by:

•	$587 million - currency impact and

•	$38 million - slight percentage point decrease in occupancy.

These decreases were partially offset by:

•	$137 million - 3.5% capacity increase in ALBDs and

•	$111 million - increase in cruise ticket pricing, driven primarily by improvements in Mediterranean and North European itineraries and favorable foreign currency transactional impacts.

The remaining 18% of our EAA brands' 2015 total revenues were comprised of onboard and other cruise revenues, which decreased by $64 million, or 7.6%, to $776 million in 2015 from $840 million in 2014.

This decrease was caused by the currency impact, which accounted for $133 million.

This decrease was partially offset by:

•	$46 million - higher onboard spending by our guests and

•	$30 million - 3.5% capacity increase in ALBDs.

Onboard and other revenues included concession revenues that decreased by $28 million, or 10%, to $252 million in 2015 from $280 million in 2014. This decrease was caused by the currency impact.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $694 million, or 8.8%, to $7.2 billion in 2015 from $7.9 billion in 2014.

This decrease was caused by:

•	$560 million - lower fuel prices;

•	$388 million - currency impact;

•	$37 million - lower fuel consumption per ALBD;

•	$22 million - nonrecurrence of an impairment charge incurred in 2014 related to Grand Celebration and

•	$20 million - gain on a litigation settlement.

These decreases were partially offset by:

•	$122 million - higher dry-dock expenses;

•	$117 million - 1.5% capacity increase in ALBDs;

•	$37 million - nonrecurrence of a gain from the sale of Costa Voyager recognized in 2014;

•	$23 million - slight percentage point increase in occupancy and

•	$34 million - various other operating expenses, net, partially offset by favorable foreign currency transactional impacts.

Selling and administrative expenses remained flat at $1.5 billion in both 2015 and 2014.

Depreciation and amortization expenses decreased by $23 million, or 1.8%, and remained at $1.2 billion in both 2015 and 2014.

Our total costs and expenses as a percentage of revenues decreased to 83% in 2015 from 88% in 2014.

North America Brands

Operating costs and expenses decreased by $364 million, or 7.6%, to $4.4 billion in 2015 from $4.8 billion in 2014.

This decrease was caused by:

•	$365 million - lower fuel prices;

•	$32 million - decreases in commissions, transportation and other related expenses;

•	$21 million - lower fuel consumption per ALBD;

•	$19 million - gain on a litigation settlement and

•	$33 million - various other operating expenses, net, which included favorable foreign currency transactional impacts.

These decreases were partially offset by:

•	$73 million - higher dry-dock expenses and

•	$33 million - 2.0 percentage point increase in occupancy.

Our total costs and expenses as a percentage of revenues decreased to 81% in 2015 from 88% in 2014.

EAA Brands

Operating costs and expenses decreased by $345 million, or 12%, to $2.6 billion in 2015 from $3.0 billion in 2014.

This decrease was caused by:

•	$388 million - currency impact;

•	$194 million - lower fuel prices and

•	$22 million - nonrecurrence of an impairment charge incurred in 2014 related to Grand Celebration.

These decreases were partially offset by:

•	$106 million - 3.5% capacity increase in ALBDs;

•	$50 million - higher dry-dock expenses;

•	$37 million - nonrecurrence of a gain from the sale of Costa Voyager recognized in 2014;

•	$36 million - increases in commissions, transportation and other related expenses and

•	$30 million - various other operating expenses, net, which included unfavorable foreign currency transactional impacts.

Depreciation and amortization expenses decreased by $49 million, or 11%, to $417 million in 2015 from $465 million in 2014. This decrease was caused by the currency impact, which accounted for $71 million, partially offset by a 3.5% capacity increase in ALBDs, which accounted for $16 million.

Our total costs and expenses as a percentage of revenues decreased to 84% in 2015 from 85% in 2014.

Operating Income

Our consolidated operating income increased by $558 million, or 37%, to $2.1 billion in 2015 from $1.5 billion in 2014. Our North America brands’ operating income increased by $604 million, or 72%, to $1.4 billion in 2015 from $840 million in 2014, and our EAA brands’ operating income decreased by $25 million, or 3.5%, to $701 million in 2015 from $726 million in 2014. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense decreased by $46 million, or 22%, to $167 million in 2015 from $213 million in 2014 primarily due to lower level of average borrowings.

(Losses) gains on fuel derivatives, net were comprised of the following:

	Nine Months Ended August 31,
	2015	2014
Unrealized (losses) gains on fuel derivatives, net	$(215)	$8
Realized (losses) gains on fuel derivatives	(163)	2
(Losses) gains on fuel derivatives, net	$(378)	$10

Net income tax expense increased by $39 million to $41 million in 2015 from $2 million in 2014.

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Nine Months Ended August 31,
	2015	2015 Constant Dollar	2014

Passenger ticket revenues	$8,891	$9,478	$9,144
Onboard and other revenues	2,918	3,051	2,839
Gross cruise revenues	11,809	12,529	11,983
Less cruise costs
Commissions, transportation and other	(1,671)	(1,808)	(1,779)
Onboard and other	(395)	(413)	(392)
	(2,066)	(2,221)	(2,171)
Net passenger ticket revenues	7,220	7,670	7,365
Net onboard and other revenues	2,523	2,638	2,447
Net cruise revenues	$9,743	$10,308	$9,812
ALBDs	57,685,594	57,685,594	56,829,605
Gross revenue yields	$204.72	$217.20	$210.85
% (decrease) increase vs. 2014	(2.9)%	3.0%
Net revenue yields	$168.91	$178.69	$172.65
% (decrease) increase vs. 2014	(2.2)%	3.5%
Net passenger ticket revenue yields	$125.17	$132.96	$129.60
% (decrease) increase vs. 2014	(3.4)%	2.6%
Net onboard and other revenue yields	$43.74	$45.73	$43.05
% increase vs. 2014	1.6%	6.2%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Nine Months Ended August 31,
	2015	2015 Constant Dollar	2014
Cruise operating expenses	$7,100	$7,487	$7,793
Cruise selling and administrative expenses	1,497	1,584	1,501
Gross cruise costs	8,597	9,071	9,294
Less cruise costs included above
Commissions, transportation and other	(1,671)	(1,808)	(1,779)
Onboard and other	(395)	(413)	(392)
Restructuring expenses	(21)	(26)	—
Gains on ship sales and ship impairment, net	6	6	15
Net cruise costs	6,516	6,830	7,138
Less fuel	(996)	(996)	(1,569)
Net cruise costs excluding fuel	$5,520	$5,834	$5,569
ALBDs	57,685,594	57,685,594	56,829,605
Gross cruise costs per ALBD	$149.03	$157.26	$163.53
% decrease vs. 2014	(8.9)%	(3.8)%
Net cruise costs per ALBD	$112.96	$118.41	$125.59
% decrease vs. 2014	(10.1)%	(5.7)%
Net cruise costs excluding fuel per ALBD	$95.70	$101.15	$97.98
% (decrease) increase vs. 2014	(2.3)%	3.2%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Nine Months Ended
	August 31,
	2015	2014
Net income - diluted
U.S. GAAP net income	$1,487	$1,319
Restructuring expenses	21	—
Gains on ship sales and ship impairment, net	(6)	(15)	(a)
Unrealized losses (gains) on fuel derivatives, net	215	(8)
Non-GAAP net income	$1,717	$1,296
Weighted-average shares outstanding - diluted	781	778

Earnings per share - diluted
U.S. GAAP earnings per share	$1.91	$1.70
Restructuring expenses	0.03	—
Gains on ship sales and ship impairment, net	(0.01)	(0.02)	(a)
Unrealized losses (gains) on fuel derivatives, net	0.27	(0.01)
Non-GAAP earnings per share	$2.20	$1.67

(a)	Represents a $37 million gain from the sale of Costa Voyager, partially offset by an impairment charge of $22 million related to Grand Celebration.

Net cruise revenues decreased slightly by $69 million, to $9.7 billion in 2015 from $9.8 billion in 2014. The slight decrease was caused by the currency impact, which accounted for $565 million.
This decrease in net cruise revenues was partially offset by:

•	$349 million - 3.5% increase in constant dollar net revenue yields and

•	$148 million - 1.5% capacity increase in ALBDs.
The 3.5% increase in net revenue yields on a constant dollar basis was due to a 2.6% increase in net passenger ticket revenue yields and a 6.2% increase in net onboard and other revenue yields.
The 2.6% increase in net passenger ticket revenue yields was caused by a 3.2% increase from our North America brands and a 1.6% increase from our EAA brands. The increase in net passenger ticket revenue yields was driven primarily by improvements in Alaskan and Caribbean itineraries for our North America brands and Mediterranean and North European itineraries for our EAA brands, partially offset by unfavorable foreign currency transactional impacts.
The 6.2% increase in net onboard and other revenue yields was caused by a 6.1% increase from our North America brands and a 4.8% increase from our EAA brands.
Gross cruise revenues decreased by $173 million, or 1.4%, to $11.8 billion in 2015 from $12.0 billion in 2014 for largely the same reasons as discussed above.
Net cruise costs excluding fuel decreased slightly by $49 million to $5.5 billion in 2015 from $5.6 billion in 2014. The slight decrease was caused by the currency impact, which accounted for $315 million.
This decrease in net cruise costs excluding fuel was partially offset by:

•	$183 million - 3.2% increase in constant dollar net cruise costs excluding fuel per ALBD, which included favorable foreign currency transactional impacts and

•	$84 million - 1.5% capacity increase in ALBDs.
The 3.2% increase in constant dollar net cruise costs excluding fuel per ALBD was primarily due to higher dry-dock expenses, which accounted for $122 million.
Fuel costs decreased by $573 million, or 37%, to $996 million in 2015 from $1.6 billion in 2014.
This decrease was caused by:

•	$560 million - lower fuel prices and

•	$37 million - lower fuel consumption per ALBD.
These decreases in fuel costs were partially offset by our 1.5% capacity increase in ALBDs, which accounted for $24 million.
Gross cruise costs decreased by $697 million, or 7.5%, to $8.6 billion in 2015 from $9.3 billion in 2014 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital ("ROIC"), reaching double digit returns in the next three to four years, while maintaining a strong balance sheet. (We define ROIC as the twelve month non-GAAP earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress). Our ability to generate significant operating cash flows allows us to fund our capital investments internally. Our goal is to return excess free cash flows to our shareholders in the form of additional dividends and/or share buybacks. In addition, we are committed to maintaining our strong investment grade credit ratings, which are among the highest in the leisure travel industry. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.
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
At August 31, 2015, we had a working capital deficit of $5.1 billion. This deficit included $3.3 billion of current customer deposits, which represent the passenger revenues already collected for cruises departing over the next twelve months and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our August 31, 2015 working capital deficit also included $1.3 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our August 31, 2015 working capital deficit balance, our non-GAAP adjusted working capital deficit was $562 million. Our business model, along with our strong balance sheet and unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.
At November 30, 2014, the U.S. dollar was $1.56 to sterling, $1.25 to the euro and $0.85 to the Australian dollar. Had these November 30, 2014 currency exchange rates been used to translate our August 31, 2015 non-U.S. dollar functional currency operations’ assets and liabilities instead of the August 31, 2015 U.S. dollar exchange rates of $1.54 to sterling, $1.12 to the euro and $0.72 to the Australian dollar, our total assets would have been higher by $1.2 billion and our total liabilities would have been higher by $640 million.

Sources and Uses of Cash

Operating Activities
Our business provided $3.6 billion of net cash from operations during the nine months ended August 31, 2015, an increase of $774 million, or 28%, compared to $2.8 billion for the same period in 2014. This increase was caused by more cash being provided from our operating results and an increase in customer deposits.
Investing Activities
During the nine months ended August 31, 2015, net cash used in investing activities was $1.8 billion. This was substantially all due to our expenditures for capital projects, of which $728 million was spent on our ongoing new shipbuilding program, primarily for P&O Cruises (UK)'s Britannia. In addition to our new shipbuilding program, we had capital expenditures of $790 million for ship improvements and replacements and $187 million for information technology, buildings and improvements and other assets. Furthermore, during the nine months ended August 31, 2015 we received cash installments of $25 million from the sales of Ocean Princess, Seabourn Legend and Seabourn Spirit. Finally, we paid $139 million of fuel derivative settlements.
During the nine months ended August 31, 2014, net cash used in investing activities was $1.6 billion. This was caused by our expenditures for capital projects, of which $897 million was spent on our ongoing new shipbuilding program, primarily for Regal Princess. In addition to our new shipbuilding program, we had capital expenditures of $551 million for ship improvements and replacements and $230 million for buildings and improvements, information technology and other assets. Furthermore, during the nine months ended August 31, 2014, we sold Costa Voyager and received $42 million in cash proceeds.

Financing Activities
During the nine months ended August 31, 2015, net cash used in financing activities of $1.5 billion was substantially due to the following:

•	repaid a net $625 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $772 million of long-term debt;

•	borrowed $472 million of long-term debt under an export credit facility;

•	paid cash dividends of $584 million;

•	purchased $166 million shares of Carnival Corporation common stock in open market transactions under our Stock Swap and Repurchase Programs and

•	sold $167 million of treasury stock under our Stock Swap program.
During the nine months ended August 31, 2014, net cash used in financing activities of $1.2 billion was substantially due to the following:

•	borrowed a net $95 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $1.5 billion of long-term debt, including early repayments of $339 million of two bank loans and $409 million of two export credit facilities;

•	borrowed $829 million of new long-term debt under an export credit facility and a bank loan and

•	paid cash dividends of $582 million.

Future Commitments and Funding Sources
Our contractual cash obligations as of August 31, 2015 have changed compared to November 30, 2014 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.” In addition, during the nine months ended August 31, 2015, we entered into an agreement with a German shipbuilder, Meyer Werft, for the construction of four next-generation cruise ships to be delivered between 2018 and 2020, each with more than 5,000 lower berths and at a cost per lower berth in line with our existing order book of newbuilds. These four next generation cruise ships will be built for AIDA and Costa. Finally, AIDAprima, which was scheduled to be delivered in 2015, is now scheduled for delivery during 2016. As a result of the delayed delivery, we will receive liquidated damages from the shipbuilder, which will reduce the cost basis of the ship.
The year-over-year percentage increase in our capacity for the fourth quarter of 2015 is expected to be 2.3%. The year-over-year percentage increase in our annual capacity is currently expected to be 1.7% in 2015, 3.7% in 2016, 3.6% in 2017 and 1.7% in 2018. These percentage increases are expected to result primarily from contracted new ships entering service. These increases are partially offset by Seabourn Pride (April 2014), Costa Celebration (December 2014), Grand Holiday (January 2015), Seabourn Legend (April 2015) and Seabourn Spirit (May 2015) having left the fleet and Ocean Princess leaving the fleet in March 2016.
At August 31, 2015, as adjusted for five ship export credit facilities that we entered into in September 2015, we had liquidity of $8.2 billion. Our liquidity consisted of $275 million of cash and cash equivalents, which excludes $264 million of cash used for current operations, $2.8 billion available for borrowing under our revolving credit facilities, and $5.1 billion under our committed future financings, which are comprised of ship export credit facilities. Of this $5.1 billion, $1.9 billion is scheduled to be funded in 2016, $0.5 billion in 2017, $1.9 billion in 2018 and $0.8 billion in 2020. At August 31, 2015, our revolving credit facilities are scheduled to mature in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.
Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2014 Form 10-K.  At August 31, 2015, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

Strategic Memorandum of Agreement

On March 26, 2015, we signed a long-term strategic MOA with Italian shipbuilder, Fincantieri S.p.A., that will add a total of five new cruise ships to our fleet over a four-year period from 2019 through 2022. This MOA is consistent with our long-term strategy of measured capacity growth over time and are subject to several conditions, including obtaining satisfactory financing.

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

Foreign Currency Exchange Rate Risks

At August 31, 2015 60% and 40% (67% and 33% at November 30, 2014) of our debt was U.S. dollar- and euro-denominated, respectively, including the effect of foreign currency swaps.
During the nine months ended August 31, 2015, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of a Princess newbuild's and Seabourn Encore's euro-denominated shipyard payments. The Princess newbuild’s collars mature in March 2017 at a weighted-average ceiling of $590 million and a weighted-average floor of $504 million. The Seabourn Encore’s collars mature in November 2016 at a weighted-average ceiling of $221 million and a weighted-average floor of $185 million. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
During the nine months ended August 31, 2015, we entered into foreign currency swaps totaling $408 million that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. These foreign currency swaps settle through September 2019.
We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. Our operations execute transactions in a number of currencies other than their functional currencies, principally the euro, sterling and Australian, Canadian and U.S. dollars, which result in foreign currency transactional impacts. Based on a 10% hypothetical change in all currency exchange rates that were used in our 2015 September guidance, we estimate (including both the foreign currency translational and transactional impacts) that our non-GAAP diluted earnings per share 2015 September guidance would change by the following:

•	$0.24 per share on an annualized basis and

•	$0.05 per share for the fourth quarter.

Fuel Price Risks

At August 31, 2015, the estimated fair value of our outstanding fuel derivative contracts was a $446 million liability.

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
Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2015, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
During the three months ended August 31, 2015, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
June 1, 2015 through June 30, 2015	—	$—	$975
July 1, 2015 through July 31, 2015	42,998	$51.74	$972
August 1, 2015 through August 31, 2015	35,467	$50.53	$971
Total	78,465	$51.19
(a) No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b) During the three months ended August 31, 2015, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.
From September 1, 2015 through October 1, 2015, we repurchased an additional 20 thousand shares of Carnival Corporation common stock for $1 million under the Repurchase Program. At October 1, 2015, the remaining availability under the Repurchase Program was $970 million.
In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At October 1, 2015, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 28.6 million shares of Carnival Corporation common stock.
Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2016 annual general meeting or July 13, 2016. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently.

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

In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at October 1, 2015. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or CIL, a subsidiary of Carnival Corporation, through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or CIL was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and has 28.6 million shares remaining at October 1, 2015. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.
During the three months ended August 31, 2015, CIL sold 3.2 million ordinary shares of Carnival plc through its sales agent, Goldman Sachs International ("Goldman"), for gross proceeds of $168 million and paid commission fees to Goldman of $1.2 million and other governmental and regulatory transaction fees resulting into total net proceeds of $167 million. Substantially all of the net proceeds of these sales were used to purchase 3.2 million shares of Carnival Corporation common stock as further described below.
During the three months ended August 31, 2015, purchases of Carnival Corporation common stock pursuant to the Stock Swap program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Programs
			(in millions)
June 1, 2015 through June 30, 2015	—	$—	32.0
July 1, 2015 through July 31, 2015	1,623,490	$53.66	30.3
August 1, 2015 through August 31, 2015	1,560,000	$52.09	28.8
Total	3,183,490
(a) No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
During the three months ended August 31, 2015, no Carnival Corporation common stock was sold and no Carnival plc ordinary shares were repurchased under the Stock Swap programs.
From September 1, 2015 through October 1, 2015, CIL sold 140 thousand ordinary shares of Carnival plc through its sales agent, Goldman, for gross proceeds of $7.1 million. Substantially all of the net proceeds of these sales were used to purchase 140 thousand shares of Carnival Corporation common stock.

Item 6.	Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material Contract

10.1*	Addendum to Employment Contract between Costa Crociere S.p.A and Michael Olaf Thamm effective November 24, 2014.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, as filed with the Securities and Exchange Commission on October 2, 2015 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2015 and 2014;				X

(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2015 and 2014;	X
(iii) the Consolidated Balance Sheets at August 31, 2015 and November 30, 2014;	X
(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014 and	X
(v) the notes to the consolidated financial statements, tagged in summary and detail.	X

*	Indicates a compensation plan.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

Date: October 2, 2015	Date: October 2, 2015