Form 10-K
period 2015-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2016-01-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K
______________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015 or

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $20.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $8.5 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 20, 2016, Carnival Corporation had outstanding 577,744,614 shares of its Common Stock, $0.01 par value.
At January 20, 2016, Carnival plc had outstanding 216,456,140 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 577,744,614 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2015

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business............................................................................................................................................................	4
	A. Overview.............................................................................................................................................	4
	I. Summary......................................................................................................................................	4
	II.Vision, Goals and Related Strategies..........................................................................................	4
	B. Global Cruise Industry.........................................................................................................................	6
	I. Overview......................................................................................................................................	6
	II. Favorable Characteristics of the Global Cruise Industry............................................................	6
	III. Passenger Capacity and Cruise Guests Carried.........................................................................	8
	C. Our Global Cruise Business.................................................................................................................	9
	I. Segment Information...................................................................................................................	9
	II. Ships Under Contract for Construction......................................................................................	10
	III. Cruise Brands............................................................................................................................	11
	IV. Principal Source Geographic Areas..........................................................................................	16
	V. Cruise Programs.........................................................................................................................	17
	VI. Cruise Pricing and Payment Terms..........................................................................................	17
	VII. Seasonality..............................................................................................................................	17
	VIII. Onboard and Other Revenues................................................................................................	17
	IX. Marketing Activities.................................................................................................................	17
	X. Sales Relationships....................................................................................................................	18
	XI. Employees................................................................................................................................	19
	XII. Training...................................................................................................................................	19
	XIII. Information Technology.........................................................................................................	19
	XIV. Supply Chain..........................................................................................................................	20
	XV. Insurance..................................................................................................................................	20
	XVI. Cruise Ports and Destination Developments.........................................................................	21
	XVII. Principal Joint Ventures........................................................................................................	21
	XVIII. Sustainability.......................................................................................................................	22
	XIX. Governmental Regulations....................................................................................................	24
	XX. Taxation..................................................................................................................................	30
	XXI. Trademarks and Other Intellectual Property.........................................................................	31
	XXII. Competition.........................................................................................................................	32
	D. Website Access to Carnival Corporation & plc SEC Reports..............................................................	32
	E. Industry and Market Data......................................................................................................................	32
Item 1A.	Risk Factors....................................................................................................................................................	32
Item 1B.	Unresolved Staff Comments...........................................................................................................................	43
Item 2.	Properties........................................................................................................................................................	43
Item 3.	Legal Proceedings...........................................................................................................................................	43
Item 4.	Mine Safety Disclosures..................................................................................................................................	43

PART II
Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..........................................................................................................................................................	44

Item 6.	Selected Financial Data....................................................................................................................................	46
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations...........................	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.........................................................................	46
Item 8.	Financial Statements and Supplementary Data...............................................................................................	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................	46
Item 9A.	Controls and Procedures..................................................................................................................................	46

PART III
Item 10.	Directors, Executive Officers and Corporate Governance..............................................................................	46
Item 11.	Executive Compensation.................................................................................................................................	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence................................................	48
Item 14.	Principal Accountant Fees and Services..........................................................................................................	48

PART IV
Item 15.	Exhibits, and Financial Statement Schedules..................................................................................................	48

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2015 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2015 Annual Report on Form 10-K (“Form 10-K”).

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

Item 6. Selected Financial Data.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2016 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

We are the largest leisure travel company in the world, and among the most profitable and financially strong with a market capitalization of over $38 billion at January 22, 2016. We are also the largest cruise company having carried 47% of global cruise guests and a leading provider of vacations to all major cruise destinations throughout the world (see Part I, Item 1. Business. C. “Our Global Cruise Business – Cruise Programs”). We operate 99 cruise ships within a portfolio of ten leading global, regional and national cruise brands that sell tailored cruise products, services and vacation experiences in all the world’s most important vacation geographic areas. We believe having global and regional brands that are serving multiple countries and national brands that are tailored to serve individual countries provides us with a unique advantage to compete within the entire travel and leisure market for consumers' discretionary vacation spending. The descriptions of the principal vacation geographic areas where we source substantially all of our guests and our brands that market primarily to these guests are discussed in Part I, Item1. Business. C. “Our Global Cruise Business – Principal Source Geographic Areas and Cruise Brands.”

II.	Vision, Goals and Related Strategies

Our vision is to deliver unmatched joyful vacation experiences and breakthrough total shareholder returns by exceeding guest expectations and achieving the full benefits inherent in our scale. We believe our portfolio of global, regional and national brands is instrumental to us achieving our vision and maintaining our cruise industry leadership positions, which includes having a leading cruise brand selling in each of our primary source geographic areas targeting specific guest segments.  Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital, reaching double digit returns in the next two to three years, while maintaining a strong balance sheet. Our ability to generate significant operating cash flows allows us to internally fund our capital investments. As we drive toward double digit returns with increasing operating cash flows, we are committed to returning free cash flows to our shareholders in the form of dividends and/or share buybacks. In 2015, we increased our quarterly dividend by 20% to $0.30 per share from $0.25 per share and repurchased $276 million of our shares. In addition, we are committed to maintaining our strong investment grade credit ratings.

To reach our primary financial goals, we continue to implement initiatives to create additional demand for our brands, ultimately leading to higher revenue yields. We believe measured capacity growth further drives higher revenue yields. We will continue to identify opportunities to enhance our cruise products and services and optimize our cost structure while preserving the unique identities of our individual brands. We have made significant investments to gain insight into our guests’ decision making by evaluating data included in our global database of guests to identify vacationers’ needs enabling us to further grow our share of their vacation spend. We have also implemented strategies to grow demand by increasing consumer awareness and consideration of our cruise brands and the global cruise industry through coordinated media communication, expanded trade-show presence and advertising.

Furthermore, we continue to identify and implement new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies and improving our pricing models. In addition, we are in the process of developing a state-of-the-art revenue management system that will ultimately enable our brands to further optimize pricing and inventory. We are also implementing new initiatives to better coordinate and optimize our brands' global deployment strategies to maximize guest satisfaction and itinerary profits. We have tools and are implementing big data analytic solutions that will continue to enable us to perform customer segmentation analyses, evaluate our guests’ decision making process and identify new growth opportunities to expand our customer base. We are also implementing initiatives to strengthen our onboard revenue programs.

We believe that we have significant opportunities to continue to grow our presence in China due to its large and growing middle-class population and expansion of their international tourism. It is estimated that Chinese cruise demand will increase to over 4 million annual cruisers by 2020. The Chinese government has expressed a strong desire to transform China into a leading global cruise region and is making substantial investments in cruise-related infrastructure. As we execute our strategy to accelerate growth in China, we have the benefit of nine years of local experience to help guide our expansion and enhance our cruise products and services to make them even more attractive to our Chinese guests.

With 99 ships and more than 10.8 million guests in 2015, we have the scale to optimize our structure by utilizing our combined purchasing volumes and common technologies as well as implementing cross-brand initiatives aimed at cost containment. We have established global leadership positions for communications, guest experience, maritime, procurement, revenue management and strategy to increase collaboration and communication across our brands and help coordinate our global efforts and initiatives. In addition, we are integrating certain back office functions to achieve the full benefits of our scale.

We are building new, innovative, purpose-built ships that are larger with a greater number of balconies, more fuel efficient and have a wider range of onboard amenities and features. These ships enable us to better compete with other vacation options for consumers’ vacation spend while achieving greater economies of scale resulting in improving returns on invested capital. As of January 22, 2016, we have a total of 17 cruise ships scheduled to be delivered between 2016 and 2020. Some of these ships will replace existing capacity as less efficient ships exit our fleet. Since 2006, we have removed 17 ships from our fleet and will remove one more ship in March 2016. We have a disciplined, measured approach to capacity growth so that we achieve an optimal balance of supply and demand to maximize our profitability. We continue to make substantial investments in our existing ship enhancement programs to improve our onboard product offerings and enrich our guests’ vacation experiences.

Our vision is based on four key pillars that are linked to each other:

•	Health, environment, safety, security and sustainability,

•	Guests,

•	Employees and

•	Shareholders and other stakeholders

Health, Environment, Safety, Security and Sustainability

We consider health, environment, safety, security and sustainability matters to be core guiding principles. Our uncompromising commitment to the safety and comfort of our guests and crew is paramount to the success of our business. We are committed to operating a safe and reliable fleet and protecting the health, safety and security of our guests, employees and all others working on our behalf, thereby promoting an organization that is free of injuries, illness and loss. We continue to focus on further enhancing the safety measures onboard all of our ships. We are also devoted to protecting the environment in which our vessels sail and the communities in which we operate. We are dedicated to fully complying with, or exceeding, all relevant legal and statutory requirements related to health, environment, safety, security and sustainability throughout our business. See Part I, Item 1. Business. C. "Our Global Cruise Business" for further information.

Guests

Our goal is to consistently exceed our guests’ expectations while providing them with a wide variety of exceptional vacation experiences.  We believe that we can achieve this goal by continually focusing our efforts on helping our guests choose the cruise brand that will meet their unique needs and desires, improving their overall vacation experiences and building state-of-the-art ships with innovative onboard offerings and unequaled guest services. We are continuing to work on the next generation of innovative guest experiences so as to ensure we will be consistently exceeding our guest expectations.

Employees

Our goal is to recruit, develop and retain the finest shipboard and shoreside employees. A team of highly motivated and engaged employees is key to delivering vacation experiences that exceed our guests’ expectations. Understanding the critical skills that are needed for outstanding performance is crucial in order to hire and train our crew and shoreside personnel. We believe in listening to our employees’ perspectives and ideas and use employee feedback tools to monitor our progress in this area. We are a diverse organization and value and support our talented and diverse employee base. We also are committed to employing people from around the world and hiring them based on the quality of their experience, skills, education and character, without regard for their identification with any group or classification of people.

Shareholders and Other Stakeholders

We value the relationships we have with our shareholders and other stakeholders, including travel agents, communities, regulatory bodies, media, creditors, insurers, shipbuilders, governments and suppliers. We believe that engaging stakeholders in a mutually beneficial manner is critical to our long-term success and key for us to realize our vision. As part of this effort, we believe we must continue to be an outstanding corporate citizen in the communities in which we operate. Our brands work to meet or exceed their economic, environmental, ethical and legal responsibilities.

Strong relationships with our travel agents are especially vital to our success. We continue to strengthen our relationship with the travel agent community by increasing our communication and outreach, implementing changes based on travel agent feedback and improving our educational programs to assist agents in stimulating cruise demand.
B.    Global Cruise Industry

I. Overview

The multi-night global cruise industry has grown significantly but still remains a relatively small part of the wider global vacation industry, which includes a large variety of land-based vacation alternatives around the world. Within the global vacation industry, cruise companies compete for the discretionary income spent by vacationers. A 2015 Nielsen Global Consumer Confidence Survey found that after providing for savings and living expenses, the number one global spending priority is for vacations. As a result of these and other favorable cruise industry characteristics, we believe that the global cruise industry has the opportunity to capture a greater share of consumers’ spending.

Cruising offers a broad range of products and services to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days and appeal to those who are more affluent and older. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries, and the average pricing is normally higher than contemporary cruises. The luxury experience is usually characterized by smaller vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports that are inaccessible to larger ships. We have product and service offerings in each of these three broad classifications. Notwithstanding these classifications, there generally is overlap and competition among all cruise products and services.

II. Favorable Characteristics of the Global Cruise Industry

a. Exceptional Value Proposition

We believe that the cost of a cruise vacation represents an exceptional value in comparison to alternative land-based vacations. Cruising provides many relatively unique benefits, such as transportation to various destinations while also providing accommodations, a generous diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. To make cruising even more cost effective and more easily accessible to vacationers, the cruise industry typically offers a number of drive-to home ports, which enables many cruise guests to reduce their overall vacation costs by eliminating or reducing air and other transportation costs.

b. Relatively Low Penetration Levels

Based on industry data, the 2015 annual penetration rates when computed based on the number of annual cruise guests as a percentage of the total population are as follows (a):

•	4.0% for Australia and New Zealand,

•	3.4% for North America (b),

•	2.7% for the United Kingdom (“UK”) and

•	1.9% for continental Europe (c).

(a)
2015 annual penetration rates were computed based on the historical number of cruise guests carried for at least two consecutive nights obtained from G.P. Wild (International Limited) (“G.P. Wild”), an independent cruise research company and internal estimates.

(b)	For the purpose of the penetration rate calculation, North America is comprised of the United States of America (“U.S.”) and Canada.

(c)	For the purpose of the penetration rate calculation, continental Europe includes Germany, Italy, France, Spain and Portugal.

Cruising in China is in the early stages of development. Over the past decade China has been, by far, the world’s fastest growing tourism source area. With a growing middle class, almost 135 million Chinese tourists are expected to have traveled abroad in 2015 and it is expected to grow to 200 million by 2020. About 90% of Chinese outbound travel happens in Asia, with most destinations reachable by sea. We believe the cruise segment of the Chinese vacation region has significant long-term growth potential given its early stage of development with healthy demand from a large and growing middle-class population, the easing of travel restrictions and increasing support from the Chinese government.

c. Wide Appeal

Cruising appeals to a broad range of ages and income levels. Cruising provides something for every generation, from kids’ clubs to an array of onboard entertainment designed to appeal to teens and adults. Cruising also offers transportation to a variety of destinations and a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes and from most income levels. To encourage first-time and repeat cruisers and better compete with other vacation alternatives the cruise industry has done, among other things, the following:

• Expanded entertainment options, • Provided flexible dining options including open-seating dining,	• Offered money-back guarantees, • Added more shipboard attractions,
• Added branded specialty restaurants, bars and cafés, • Enhanced internet and communication capabilities,	• Refocused marketing efforts, • Enhanced training of travel agents and
• Offered shorter cruises from a variety of home ports,	• Collaborated with well-known brands to attract more families.
d. Positive Demand Trends

The average age of populations in established cruise regions is increasing. The average age of a cruise guest, which varies by brand, ranges from approximately 40 years to 60 years in established cruise regions. Between 2015 and 2025, the number of people in the cruise business’ primary age group of 45 years and older is expected to grow by 18 million, or 12%, in the U.S. and Canada, 13 million, or 9%, in the major Western European countries and 1.5 million, or 17%, in Australia.

The baby boomer generation, or those born between 1946 and 1964, is the most active older population group in history. The youngest in this group, who are in their fifties, are typically experiencing their peak earning years. Some of the oldest in this group, who are in their late sixties, are defying traditional stereotypes by continuing to work, having more active lifestyles and enjoying multi-generational cruising.

The fastest growing segment of the vacation industry is the millennial generation, or those born between 1980 and 2000. The millennial generation has surpassed the size of the baby boomers generation and now represents the largest generation size in history. The millennial generation has a strong desire for travel and shared experiences and should continue to offer growth to the vacation industry, especially as they evolve into more frequent travelers.

Furthermore, many emerging international regions are experiencing growing economies and a rapid growth in middle-class consumers. As their earnings power and disposable income increase, these middle-class consumers are becoming more eager to purchase entertainment, travel and discretionary products and services. This demand growth provides the cruise industry the opportunity to expand its reach in these regions.

We believe the cruise industry is well-positioned to take advantage of these positive demand trends.

e. Ship Mobility

The mobility of cruise ships enables cruise companies to move their vessels between regions in order to maximize profitability and to meet changing demand. For example, brands can change itineraries over time in order to cater to guest tastes or as general economic or geopolitical conditions warrant. In addition, cruise companies have the flexibility to reposition some of their capacity to areas with growing demand, such as China. We believe that this unique ability to move ships provides the cruise industry with a competitive advantage compared to other land-based vacation alternatives.

f. High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise vacation higher than comparable land-based hotel and resort vacations.  According to industry surveys, the cruise experience consistently exceeds expectations of repeat and first-time cruisers on a wide range of important vacation attributes, such as value and service levels. Cruising continues to receive high guest satisfaction rates because of the unique vacation experiences it offers, including visiting multiple destinations without having to pack and unpack, all-inclusive product offerings and state-of-the-art cruise ships with entertainment, relaxation and fun, all at an outstanding value.

g. Favorable Supply Versus Demand Balance

The cruise industry continues to maintain a disciplined, measured rate of growth in established source areas, such as North America and Western Europe, and is investing in emerging source areas, such as China, where it believes it has greater growth opportunities. In addition, less efficient cruise ships will continue to be retired from service as they reach the end of their economic lives, no longer provide guests with the vacation experiences that they desire or do not provide sufficient cash flows. We believe this favorable supply versus demand balance will continue to have a positive impact on the cruise industry’s ability to grow profitably.

III. Passenger Capacity and Cruise Guests Carried

The weighted-average passenger (lower berth) capacities for the global cruise industry and for us are as follows (a):

Year	Global Cruise Industry	Carnival Corporation & plc
2011 (b)	387,000	195,000
2012 (b)	399,000	200,000
2013 (b)	415,000	205,000
2014 (b)	428,000	210,000
2015 (b)	445,000	215,000
2016 (c)	466,000	221,000
2017 (c)	494,000	230,000
2018 (c)	521,000	235,000

(a)
In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers. For contracted capacity increases, see Part I, Item1. Business. C. “Our Global Cruise Business – Ships Under Contract for Construction” below.

(b)
Global Cruise Industry amounts were obtained from internal estimates and data provided by the Cruise Line Industry Association ("CLIA"), which is a non-profit marketing and training organization formed to promote cruising.

(c)
Our estimates of future passenger capacity do not include any assumptions related to unannounced ship withdrawals and, accordingly, our estimates could indicate a higher growth in passenger capacity than will actually occur.

The number of cruise guests carried by the global cruise industry and by us are as follows:

	Global Cruise Industry			Carnival Corporation & plc
Year (a)	North America	Europe, Australia, Asia and Other	Total	Total
2011	11,561,000	8,959,000	20,520,000	9,559,000
2012	11,767,000	9,046,000	20,813,000	9,829,000
2013	11,820,000	9,523,000	21,343,000	10,061,000
2014	12,281,000	9,759,000	22,040,000	10,566,000
2015 (b)	12,361,000	10,612,000	22,973,000	10,837,000

(a)	The estimates of the total guests carried for 2011 through 2014 were obtained from G.P. Wild and are based upon where the guests were sourced and not the cruise brands on which they sailed.

(b)	The estimates of the total guests carried for 2015 are based on internally developed global guests’ growth rates.

C. Our Global Cruise Business

I. Segment Information

Each of our nine leading global, regional and national cruise brands sailing in 2015 is an operating segment that we aggregate into either the (1) North America or (2) Europe, Australia & Asia (“EAA”) reportable cruise segments based on the similarity of their economic and other characteristics.

As of January 22, 2016, our cruise brands’ summary information is as follows:

Cruise Brands	Passenger Capacity	Percentage of Total Capacity	Number of Cruise Ships
North America
Carnival Cruise Line	62,366	29%	24
Princess Cruises ("Princess")	44,340	20	18
Holland America Line	21,069	10	13
Seabourn	1,374	1	3
North America Cruise Brands	129,149	60	58

EAA
Costa Cruises ("Costa")	35,924	17	15
AIDA Cruises ("AIDA")	18,656	9	10
P&O Cruises (UK)	18,383	8	8
P&O Cruises (Australia)	7,324	3	5
Cunard	6,694	3	3
EAA Cruise Brands	86,981	40	41
	216,130	100%	99

We also have a Cruise Support segment that includes our cruise port and related facilities located in Cozumel, Mexico; Grand Turk, Turks and Caicos Islands; Puerto Plata, Dominican Republic; and Roatán, Honduras, which are operated for the benefit of our cruise brands. Cruise Support also includes other services that are provided for the benefit of all our cruise brands and Fathom's pre-launch selling, general and administrative expenses.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which complements our Alaska cruise operations. Our tour company owns and operates 11 hotels or lodges, over 300 motorcoaches and 20 glass-domed railcars and is the eighth largest motorcoach company in North America. This tour company and three cruise ships, the former Costa Celebration, Costa Europa and Grand Holiday, which we own and charter-out under long-term leases, comprise our Tour and Other segment as of January 22, 2016.

See Note 12, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional segment and geographic information.

II. Ships Under Contract for Construction

As of January 22, 2016, summary information of our ships under contract for construction is as follows (a) (b):

Cruise Brands and Ships	Expected Delivery Date	Passenger Capacity
North America
Carnival Cruise Line
Carnival Vista	4/16	3,912
Newbuild	3/18	3,880
Princess
Majestic Princess	3/17	3,560
Newbuild	10/19	3,560
Holland America Line
Koningsdam	3/16	2,650
Newbuild	11/18	2,650
Seabourn
Seabourn Encore	11/16	600
Seabourn Ovation	4/18	600
North America Cruise Brands		21,412

EAA
AIDA
AIDAprima	2/16	3,286
Newbuild	3/17	3,286
Newbuild	11/18	5,210
Newbuild	5/20	5,210
Costa
Newbuild	2/19	4,200
Newbuild	10/19	5,176
Newbuild	7/20	4,200
Newbuild	10/20	5,176
P&O Cruises (Australia)
Newbuild	11/19	4,200
EAA Cruise Brands		39,944
		61,356

(a)
Our ship construction agreements cannot be cancelled by either party without cause, and such cancellation will subject the defaulting party to contractual liquidated damages. All of our ship construction contracts are with Fincantieri in Italy, Meyer Werft in Germany and Finland and Mitsubishi Heavy Industries in Japan.

(b)
Refer to Note 7, “Commitments” and Note 11, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional ship commitment information.

III. Cruise Brands

a. North America
Carnival Cruise Line is a leader in contemporary cruising and operates 24 ships designed to provide fun and exceptional vacation experiences that appeal to a wide variety of consumers, all at an outstanding value. Founded in 1972, Carnival Cruise Line is one of the most recognizable brands in the cruise industry and carried over 4.5 million guests in 2015, the most of any individual cruise brand. Carnival Cruise Line identifies their target customers as “The Spirited” or those who like to live life to the fullest, look at the glass as half full, feel comfortable in their own skin and make their own fun. Carnival Cruise Line’s cruises have a broad appeal to families, couples, singles and seniors and carried more than 700,000 children in 2015. In January 2016, Carnival Cruise Line was voted "Best Cruise Line" in USA Today's 10 Best Readers' Choice Awards. The line has one 3,912-passenger capacity ship, Carnival Vista, scheduled to be delivered in April 2016 and one 3,880-passenger capacity ship scheduled to be delivered in March 2018. These newbuilds will increase existing passenger capacity by 12%.

Carnival Cruise Line offers cruises generally from three to eight days with almost all of its ships departing from 15 convenient U.S. home ports located along the East, Gulf and West coasts, Puerto Rico and Hawaii. Carnival Cruise Line is the leading provider of year-round cruises in The Bahamas, the Caribbean and Mexico and also operates seasonal cruises in New England, Canada, Alaska, Hawaii and Europe. In addition, Carnival Cruise Line will continue to deploy two contemporary ships from Australia, one on a year-round basis and one seasonally-based. These ships offer cruises from three to 19 days to the South Pacific Islands and New Zealand. These ships have been refurbished to ensure they are tailored to this market, pairing the best mix of award winning American innovations to suit Australian tastes. Since October 2012 when Carnival Cruise Line began its Australia cruise program, the line has carried more than 350,000 guests and has proven to be extremely popular in the cruise segment of the Australian vacation region.

The brand’s focus continues to be on enhancing its products and services with innovations that appeal to new consumers, as well as past guests. In Spring 2016, the launch of Carnival Vista will continue the expansion of the line's Fun Ship® 2.0 enhancement program with the introduction of new ground-breaking features as follows:

• A Thrill Theater, a multi-dimensional experience where seats move in multiple directions and viewers are sprayed with water and bubbles,	• Expanded water park featuring the colorful Kaleid-O-Slide, the line's first raft-riding water tube slide,
• The world's first IMAX Theater at sea, with a three-deck-high-screen,	• Seafood Shack, a delectable New England-inspired eatery and
• An onboard brewery in the RedFrog Pub,	• SkyRide, a breakthrough suspended open-air cycling experience.
Princess, whose brand name was originally made famous by the Love Boat television series, has been providing cruises since 1965 and is the world’s largest premium cruise line based on passenger capacity. In 2015, the line celebrated its 50th anniversary with an array of celebratory activities and entertainment throughout the year to commemorate half a century of cruising, including a reunion of the original cast of the Love Boat, and an award winning float in the New Years' Rose Bowl Parade.

Princess operates a fleet of 18 ships and has two 3,560-passenger capacity ships, Majestic Princess and another newbuild, scheduled to be delivered in March 2017 and October 2019. Princess has one ship, Ocean Princess, that was sold in 2014 and will be leaving its fleet in March 2016. In mid-2017, Princess will transfer the 2,000-passenger capacity Dawn Princess to

P&O Cruises (Australia). The passenger capacity of Princess will increase by 10% after taking into consideration these two newbuilds, net of Ocean Princess withdrawal and Dawn Princess transfer.

Princess offers 150 unique itineraries with cruises ranging from three to 20 days with longer exotic sailings from 25 to 111 days, including two world cruises. Most of its cruises sailing in Asia are from three to five days and cater to its Asian guests. In the summer, Princess ships generally sail in Alaska, Europe and Asia. Princess has been voted "Best Cruise Line" in Alaska by the readers of Travel Weekly in 11 of the past 12 years. In the winter, its ships generally sail in the Caribbean, Australia, Asia and other destinations. When sailing in the Caribbean, most of Princess' ships visit its award-winning private island in The Bahamas, Princess Cays®.

Princess' Come Back NewTM product initiative is designed to enhance the onboard experience by providing guests with lifelong memories and meaningful stories to share from their cruise vacation. The program includes several new products and services, such as three new dining options for guests as well as the SHARE specialty restaurant crafted by celebrity chef Curtis Stone and "Chocolate Journey's" dessert experience featuring master chocolatier Norman Love. Onboard entertainment has also been enhanced by the creation of the Voice of the Ocean that is modeled after the wildly popular international singing competition as well as four original musical productions created by Steven Schwartz, which includes songs written exclusively for Princess. The line continues its collaboration with Discovery Channel to offer interactive onboard activities and shore excursions designed to entertain and delight families about the nature, wildlife and history of the regions their guest are sailing.

Holland America Line has been providing cruises for over 140 years and visits over 400 ports of call in almost 100 countries and territories on all seven continents. The brand operates a fleet of 13 premium mid-sized ships and has two 2,650-passenger capacity ships, Koningsdam and another newbuild, scheduled to be delivered in March 2016 and November 2018. These newbuilds will increase existing passenger capacity by 25%. In addition, the brand recently announced that it will be investing approximately $300 million for suite upgrades, such as new furnishing, decor and amenities, retail space upgrades and enhanced ship entertainment areas on most of its ships.

Holland America Line's cruises range from three to 35 days with longer, exotic Grand Voyages from 55 to 116 days, including an annual Grand World Voyage. In the summer, Holland America Line ships generally sail in Alaska and Europe. In the winter, its ships generally sail in the Caribbean, Australia and other destinations. When sailing in the Caribbean, most of Holland America Line's ships visit its award-winning private island in The Bahamas, Half Moon Cay, known for its pristine beaches, diverse shore excursions, exclusive beach cabanas and family-friendly activities.

The brand recently entered into two new marquee partnerships to bring unique onboard experiences to its guests. In 2015, Holland America Line announced the launch of Lincoln Center Stage, a new onboard live music venue created in an exclusive partnership with the Lincoln Center for the Performing Arts, a leader in artistic programming and education. In addition, when Koningsdam enters service in 2016, it will feature a new live interactive music experience called Billboard Onboard that will debut as part of a new Music Walk complex.

Furthermore, all of Holland America Line’s ships have Culinary Arts Centers presented by Food & Wine magazine, where guests enjoy cooking demonstrations, private cooking lessons, wine tastings and lifestyle seminars, as well as cuisine from the recipes of an esteemed Culinary Council.

Seabourn, which began operations in 1988, provides ultra-luxury cruising vacations on smaller ships that focus on personalized service and guest recognition. The line’s fleet of three 458-passenger ships offer spacious all-suite accommodations, award-winning gourmet dining, and unique experiences such as the Officer on Deck culinary event, Shopping with the Chef excursions and complimentary shore events. Over the last decade, Seabourn was voted the “Best Small-Ship Cruise Line” by readers of Travel + Leisure and Condé Nast Traveler. In addition, Saveur named Seabourn "Finest Cruise Line Dining" in 2015 by its panel of travel experts and editors. In 2015, Seabourn partnered with world-renowned American chef and restaurateur Thomas Keller and developed an array of menus and culinary options for multiple dining venues aboard Seabourn's fleet and will introduce a new signature restaurant. Seabourn also pampers its guests with complimentary value-added extras such as Massage MomentsSM on deck and Caviar in the SurfSM beach parties. All of the Seabourn ships have a service ratio of nearly one staff member per guest and an intimate, sociable atmosphere that has been the hallmark of the Seabourn lifestyle.

Seabourn’s ships cruise to destinations throughout the world, including Europe, Asia, the South Pacific Islands, Australia and New Zealand, the Americas and Antarctica, with cruises generally from seven to 14 days, with a number of longer voyages. Seabourn also continues to have a multi-year agreement with the United Nations Educational Scientific and Cultural Organization to support its mission of safeguarding unique cultural and natural features around the world and promote sustainable tourism, thus providing its guests with unique access to, and a greater understanding of more than 150 World Heritage Sites visited by the line.

Seabourn has two new 600-passenger capacity ships, Seabourn Encore and Seabourn Ovation, scheduled for delivery in November 2016 and April 2018. These newbuilds will almost double Seabourn's existing passenger capacity. With the addition of these two new ships, Seabourn will have one of the youngest fleets in the ultra-luxury segment of the cruise industry.

Beginning in April 2016, Fathom, a social impact travel brand, will embark from Miami on seven-day voyages onboard the 704-passenger capacity ship, Adonia. Fathom offers purpose driven travelers the opportunity to engage in cultural exchanges and experience people-to-people programs that will include humanitarian, cultural, artistic, faith-based and educational activities.

b. Europe, Australia & Asia
Costa has been providing cruises for 68 years and visits more than 270 ports around the world. The brand operates a fleet of 15 contemporary ships and has two 5,176-passenger capacity ships and two 4,200-passenger capacity ships scheduled for delivery between February 2019 and October 2020. These newbuilds will increase existing passenger capacity by 52%.

In 2015, Costa carried 1.8 million guests sourced from around the world and is a leading cruise line in Italy, France, Spain and Asia. Costa offers a wide range of unique itineraries, with cruises generally ranging from seven to 20 days and also has three to five day mini-cruises in the Mediterranean Sea, longer exotic sailings from 20 to 30 days and two world cruises. Most of its cruises sailing in Asia are from four to five days and cater to its Asian guests. In the summer, Costa deploys its ships in the Mediterranean Sea, Northern Europe and Asia. In the winter, Costa deploys its ships in the Mediterranean Sea, the Caribbean, Asia, Brazil, Argentina, the Arabian Gulf and the Indian Ocean. Costa is a leader in the Mediterranean where it boasts a tradition spanning close to seven decades and was the first cruise company to operate Mediterranean cruises year-round.

Costa considers itself the world's ambassador of Italy’s finest. Its ships represent the best of Italy by offering beautiful Italian art, unique interior decorations with superb Italian mosaics, precious Murano chandeliers, fine Italian wines, excellent Mediterranean food selections and unique shops that carry well-known Italian fashion brands. Costa attracts international guests due to its multi-lingual service and is considered in Europe to be a top vacation provider. Costa is also known for offering innovative itineraries that combine the excitement of new destinations with pampering onboard service and ambiance. The spectacular Samsara spa wellness center includes a dedicated restaurant and cabins with direct access to the spa.

In early 2016, Costa Diadema, its flagship, began offering its guests new dining options created by Bruno Barbieri, who has earned multiple Michelin Stars. Lastly, Costa recently announced a new communication campaign featuring world-renowned recording artist Shakira.
AIDA, which began operating in 1996, is the leader and most recognized cruise brand in the German cruise industry. Since 2007, AIDA has been our fastest growing cruise brand and has taken delivery of seven ships in the past nine years. AIDA operates 10 premium ships featuring a resort casual atmosphere.

AIDA has four ships scheduled for delivery through 2020. One 3,286-passenger capacity ship is scheduled for delivery in early 2016 and another sister ship in 2017. These ships are larger than AIDA’s current generation of vessels and have advanced technological platforms featuring new energy efficient hull designs along with innovative guest features. These ships feature several unique amenities, such as two foil-domed outside decks that can be used year-round, the new Four Elements Activity Park with the world’s largest indoor water slide at sea, a Lazy River, where guests can drift and relax, an ice-skating rink, Lanai cabins with private winter gardens, as well as AIDA’s onboard hallmarks, such as a theater in the center of the ship’s atrium and a micro-brewery. In addition, AIDA has two 5,210-passenger capacity ships scheduled to be delivered in November 2018 and May 2020. These newbuilds will almost double AIDA's existing passenger capacity.

AIDA offers its guests cruises generally from three to 21 days, while visiting over 190 ports. In the summer, AIDA ships generally sail in the North Sea, the Baltic Sea, the Atlantic and the Mediterranean Sea. In the winter, AIDA ships generally sail in the Caribbean, Southeast Asia, the Arabian Gulf, Central America, the Atlantic Isles and the Mediterranean Sea.

AIDA’s current product is especially tailored for German-speaking guests and includes a German-speaking crew as well as German-style food and entertainment. AIDA’s ships include a variety of informal and formal dining options, including buffets, grills and exclusive restaurants. AIDA offers an exceptionally relaxed, yet active, cruising experience for all generations with an emphasis on a healthy and youthful lifestyle, choice, informality, family friendliness and activity. German consumers have voted AIDA the "Most Trusted Brand" in 2015 in a Reader's Digest poll and for the fifth time in a row AIDA has won the highly regarded Pegasus Award.

P&O Cruises (UK) is the leading and most recognized cruise brand in the UK and can trace its roots back 178 years to the formation of the Peninsular & Oriental Steam Navigation Company. P&O Cruises (UK) operates a fleet of eight premium ships. Three of its ships offer holidays exclusively for adults while the other ships are well-suited for families. P&O Cruises (UK)’s ships visit over 200 destinations worldwide, with cruises generally from seven to 17 days, with a number of longer voyages, including two world cruises of over 100 days in 2016. In the summer, cruises generally depart from Southampton, England to the Mediterranean Sea, Scandinavia and the Baltic Sea, New England and Canada, the Atlantic Isles and the Caribbean. P&O Cruises (UK) also offers during the summer seven or 14 day Mediterranean voyages departing from Venice and Genoa, Italy. In the winter, the line generally offers cruises in the Caribbean, the Mediterranean, the Canary Islands and world cruises.

In March 2015, P&O Cruises (UK) launched its 3,647 passenger-capacity ship, Britannia, which increased the fleet's capacity by 25%, and received the British Travel Awards' "Best New Cruise Ship" designation, as voted on by more than 250,000 British consumers. Britannia was christened by Her Majesty the Queen and is the largest cruise ship built exclusively for British guests. Britannia features new innovations for guests including The Cookery Club, a fully interactive culinary school in collaboration with James Martin, and new dining options, such as the Market Café and the Limelight Club, which combines great food with dazzling entertainment. In addition, the ship will be the location of Battlechefs, the award-winning UK-based television show that will feature celebrity chefs onboard Britannia.

P&O Cruises (UK) delivers exceptional service, dining, exploration and entertainment uniquely tailored to British tastes. This is enhanced through partnerships with its "Food Heroes", a line-up of British celebrity chefs including Marco Pierre White and James Martin. The line also offers themed cruises in conjunction with BBC’s Strictly Come Dancing, where professional dancers, judges and guests bring all the glamour of the ballroom to the sea.

Cunard is globally renowned as operating the most famous ocean liners in the world and for offering legendary travel experiences with a heritage of iconic ships and outstanding service. Cunard has a unique and distinct position within the luxury travel market and recently received the British Travel Awards' "Best Luxury Cruise Line" designation. The line operates three premium/luxury ships, Queen Elizabeth, Queen Mary 2 and Queen Victoria, and has one of the youngest fleets in the cruise industry. During 2016, Cunard ships, which have between 2,000 and 2,600-passenger capacity, will sail a variety of seasonal itineraries that are designed to appeal to an internationally-sourced mix of guests with nearly 50% of guests sourced from markets outside the UK. Cunard offers cruises to destinations in Northern Europe, the Mediterranean Sea and New England and Canada, as well as their iconic transatlantic voyages on Queen Mary 2. Most of Cunard’s cruises are generally from seven to 14 days with three world cruises of over 100 days.

Cunard’s appeal is a combination of British elegance, exemplary service and sophistication. The brand sits in a unique space offering something no one else can; luxury on a grand scale. Guests enjoy a unique experience that celebrates the line’s British heritage including an enviable association with the British Royal Family. Her Majesty the Queen is Godmother to both Queen Elizabeth and Queen Mary 2.

In 2015, Cunard celebrated its 175th anniversary in cities around the world that climaxed in May with the first ever meeting of the three Queens in Liverpool, England. This event attracted more than 1.3 million shoreside spectators, in what may have been the largest attendance at a single day maritime event anywhere in the world.

P&O Cruises (Australia) is a leader in the Australian cruise industry with five contemporary ships and is recognized by nine out of ten Australians as the brand synonymous with cruising. For the third consecutive year, P&O Cruises (Australia) was voted one of Australia’s "Most Trusted Cruise Operator" by Readers Digest in 2015.

P&O Cruises (Australia) sails to more South Pacific Island destinations than any other cruise line. In addition, remote idyllic ports of Papau New Guinea and a "taste" of Asia are also included in their itineraries. P&O Cruises (Australia) also offers year round itineraries to Australia’s magnificent coast line and to New Zealand. Most of its cruises generally range from three to ten days.

In November 2015, P&O Cruises (Australia) took delivery of the 1,260-passenger capacity Ryndam and Statendam from Holland America Line, which were refurbished and renamed Pacific Aria and Pacific Eden. As part of their refurbishments, these ships have replaced the traditional cruise buffet with an international market place of fresh food outlets reflecting the many flavors Australians love to eat. In mid-2017, Princess will transfer the 2,000-passenger capacity Dawn Princess to P&O Cruises (Australia) who will rename her Pacific Explorer. P&O Cruises (Australia) has one 4,200-passenger capacity ship scheduled to be delivered in November 2019.

With over 80 years of cruising experience, P&O Cruises (Australia) provides a holiday experience inspired by the modern Australian and New Zealand traveler. The onboard atmosphere is laid back with a focus on modern design, great food, friendly service and exciting entertainment. Australian and New Zealand travelers enjoy active lifestyles and the line caters to that by offering numerous activities while also giving its guests flexibility and freedom of choice during their cruises. P&O Cruises (Australia) has partnered with leading restaurateur and celebrity chef, Luke Mangan, and created a new signature fine-dining restaurant, Salt Grill, onboard all of its ships.

IV. Principal Source Geographic Areas

a. North America

Almost 53% of the cruise guests in the world are sourced from North America. Approximately 12.2 million North America-sourced guests took multi-night cruise vacations in 2014, and we estimate that a similar number of guests cruised in 2015. The most popular location visited by North America-sourced cruise guests in 2015 was the Caribbean (including The Bahamas) and other locations include the Mediterranean Sea, Alaska, Northern Europe, Mexican Riviera, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, such as South and Central America, the South Pacific Islands, Australia, New Zealand, China, Japan, South Korea, Vietnam, Singapore and Thailand. We serve this vacation region mainly through Carnival Cruise Line, Holland America Line, Princess, Seabourn and Cunard although some of our other brands also source guests from North America but to a lesser extent.

b. Continental Europe

The main countries in continental Europe for sourcing cruise guests are Germany, Italy, France and Spain. Approximately 4.8 million continental European-sourced guests took multi-night cruise vacations in 2014 compared to 12.2 million North American-sourced guests.  Additionally, we estimate that approximately 5.0 million continental European-sourced guests cruised in 2015 and were sourced from:

Guests
Germany	1,860,000
Italy	880,000
France	620,000
Spain	480,000
Rest of continental Europe	1,170,000
5,010,000

The most popular location visited by continental European-sourced cruise guests in 2015 was the Mediterranean Sea and other locations include Atlantic Isles (including the Canary Islands and Madeira), Northern Europe (including Scandinavia), the Caribbean, Bermuda, the Arabian Gulf and the Indian Ocean, China, Japan, South Korea, South America, New York, New England and Canada. We serve this vacation region mainly through AIDA and Costa although some of our other brands also source guests from continental Europe but to a lesser extent.

c. United Kingdom

Approximately 1.6 million UK-sourced guests took a multi-night cruise vacation in 2014, and we estimate that 1.7 million guests cruised in 2015. The most popular location visited by UK-sourced cruise guests in 2015 were the Mediterranean Sea, Scandinavia and the Baltic Sea, New England and Canada, the Atlantic Isles and the Caribbean. We serve this vacation region mainly through Cunard and P&O Cruises (UK) although some of our other brands also source guests from the UK but to a lesser extent.

d. Australia

Approximately one million Australian and New Zealand guests took multi-night cruise vacations in 2014, and we estimate that 1.1 million guests cruised in 2015. The most popular location visited by Australian and New Zealand-sourced cruise guests in 2015 were Australia, New Zealand, South Pacific islands, such as New Caledonia, Fiji, New Guinea and southeast Asia, such as Indonesia and Thailand. We serve this vacation region mainly through P&O Cruises (Australia), Princess and Carnival Cruise Line although some of our other brands also source guests from Australia and New Zealand but to a lesser extent.

e. China

Approximately 700,000 Chinese guests took multi-night cruise vacations in 2014, and we estimate that 1.0 million guests cruised in 2015. The most popular locations visited by Chinese-sourced guests in 2015 were Japan and South Korea. We serve this vacation region mainly through Costa and Princess although some of our other brands also source guests from China but to a lesser extent. We also intend to expand our brand portfolio in China in the future.

V. Cruise Programs

Our ships sail to all of the world’s major cruise destinations and the percentage of our passenger capacity deployed in each of these regions is as follows:

Region	2016	2015	2014
Caribbean	31%	34%	35%
Mediterranean	15	16	17
Europe without Mediterranean	14	13	12
Australia and New Zealand	9	7	7
Asia	8	6	5
Alaska	5	5	5
Other	18	19	19
	100%	100%	100%

VI. Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet, although published materials such as brochures and direct mailings are also used. Our brands have multiple pricing levels that vary by cruise line, category of cabin, ship, season, duration and itinerary. Cruise prices frequently change in a dynamic pricing environment and are impacted by a number of factors, including the number of available cabins for sale in the marketplace and the level of guest demand. Some cruise prices are increased due to higher demand. Conversely, some cruise prices are reduced through special promotions and early booking, past guest recognition and other programs. We are in the process of developing a state-of-the-art revenue management system that will ultimately enable our brands to further optimize pricing and inventory. In addition, we are implementing new initiatives to better coordinate and optimize our brands' global deployment strategies to maximize guest satisfaction and itinerary profits.

Our bookings are generally taken several months in advance of the cruise departure date. Typically, the longer the cruise itinerary the further in advance the bookings are made. This lead time allows us to manage our prices in relation to demand for available cabins through the use of advanced revenue management capabilities and other initiatives, with the typical strategy of marketing our ships to fill them while achieving the highest possible overall net revenue yields. See “Key Performance Non-GAAP Financial Indicators” in our "Management Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 to this Form 10-K for a discussion of net revenue yields.

The cruise ticket price typically includes the following:

•	Accommodations,

•	Most meals, including snacks at numerous venues,

•	Access to amenities such as swimming pools, water slides, water parks, whirlpools, a health club, and sun decks,

•	Child care and supervised youth programs,

•	Entertainment, such as theatrical and comedy shows, live music and nightclubs and

•	Access to exclusive private islands and destinations.

Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and then pay the balance due before the departure date. Our guests are subject to a cancellation fee if they cancel their cruise within a pre-defined period before sailing, unless they purchase a vacation protection package for the ability to obtain a refund.

As a convenience to our guests, we offer to arrange air transportation to and from airports near the home ports of our ships. In 2015, approximately10% of our guests purchased air transportation from us. In addition, we charter aircraft to facilitate our g uests’ travel to distant locations for some of our European brands’ cruise itineraries. We also offer ground transfers from and to the airport near the ship’s home port as part of our transfer programs.

VII. Seasonality

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

VIII. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. In 2015, we earned 25% of our revenues from onboard and other revenue activities and services not included in the cruise ticket price including the following:

• Substantially all liquor and some non-alcoholic beverage sales, • Casino gaming,	• Internet and communication services, • Full service spas,
• Shore excursions, • Gift shop sales,	• Specialty themed restaurants, • Art sales and
• Photo sales,	• Laundry and dry cleaning services.

We enhance our guests’ onboard experiences and increase our onboard revenues by offering all-inclusive beverage packages, spa packages and specialty restaurants. We are also implementing initiatives to strengthen our onboard revenue programs, such as bar and casino programs. We use various marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard and other products and services.  As a convenience to our guests, all our brands allow their guests to pre-book, and in most cases, pre-pay certain of their onboard and other revenue-producing activities in advance of the cruise.

We offer a variety of shore excursions at each ship’s ports-of-call that include beach experiences, general sightseeing, cultural tours, adventure outings and local boat rides. We typically utilize local operators who provide shore excursions with guides who speak the same languages as most of our shore excursion guests. For our sailings to destinations in Alaska, shore excursions are operated by our wholly owned company, Holland America Princess Alaska Tours, or provided by local independent operators. We also offer revenue-producing activities on the private islands and port destinations that we operate that include beach bars and restaurants, water sports, cabana rentals and chair lift and surf rider attractions.

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

IX. Marketing Activities

Guest feedback and research support the development of our overall marketing and business strategies to drive demand for cruises and increase the number of first-time cruisers.  We measure and evaluate key drivers of guest loyalty and their satisfaction with our products and services that provide valuable insights about guests’ cruise experiences. We closely monitor our net promoter scores, which reflect the likelihood that our guests will recommend our brands’ cruise products and services to friends and family. We also regularly initiate customer research studies among guests, travel agents, tour operators and others for input on business decisions that enhance our cruise products and services for our guests.

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

Each of our brands has comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and travel agents in their source areas. Each brand’s marketing activities are generally designed to reach a local region in the local language. We continue to expand our marketing efforts to attract new guests online by leveraging the reach and impact of digital marketing and social media. This helps us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests.

We continue with our multi-brand marketing initiative with print, digital, social and field marketing elements with the goal of inspiring consumers to purchase a cruise. In addition, we have tools and are implementing big data analytic solutions that will continue to enable us to perform customer segmentation analyses, evaluate our guests’ decision making processes and identify new market growth opportunities to expand our customer base. We have implemented strategies to generate new demand by targeting new cruisers who typically vacation at land-based destinations.

All of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

X. Sales Relationships

We sell our cruises mainly through travel agents and tour operators that serve our guests in their local regions. These parties typically sell cabins to individuals and groups and also charter full or partial ships. In China, we sell cruises to our Chinese-sourced guests by chartering our ships and packaging groups of cabins to travel organizations that have travel agent licenses authorized to sell outbound travel products in China. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands. Our travel agent relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes. During fiscal 2015, no controlled group of travel agencies accounted for 10% or more of our revenues.

Travel agents are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services.

All of our brands have internet booking engines to allow travel agents to book our cruises. We also support travel agent booking capabilities through global distribution systems. All of our cruise brands have their own consumer websites that provide access to information about their products and services to users and enable their guests to quickly and easily book cruises and other products and services online. These sites interface with brands’ social networks, blogs and other social media sites, which allow them to develop greater contact and interaction with their guests before, during and after their cruise. We also employ vacation planners who support our sales initiatives by offering our guests one-on-one cruise planning expertise and other services.

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

XI. Employees

Our shipboard and shoreside employees are sourced from over 100 countries. We employ an average of 82,200 crew members, including officers, onboard the 99 ships we currently operate, which excludes employees who are on a leave. Our shoreside operations have an average of 10,000 full-time and 2,400 part-time/seasonal employees.  Holland America Princess Alaska Tours significantly increases its work force during the late spring and summer months in connection with the Alaskan cruise season, which seasonal employees are included above. We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations.  We consider our employee and union relationships to be strong. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 47% and 15%, respectively.

We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are sourced from around the world, with the largest contingent from the Philippines, Indonesia and India. We utilize a limited number of manning agencies to help locate and hire most of our shipboard employees.

XII. Training

Our cruise brands are committed to providing appropriate hotel and marine-related training to ensure that our shipboard crew, including officers, have the knowledge and skills to properly perform their jobs. We have a maritime training program for shipboard officers that includes two training facilities with one located in Almere, the Netherlands, known as the Center for Simulator Maritime Training (“CSMART”), and the other located in Rostock, Germany. Our goal is to be a leader in delivering high quality professional maritime training. Participants receive a maritime training experience that fosters critical thinking, problem solving, ethical decision making and skill development. These facilities have numerous bridge and engine room simulators that are used for training. We are investing over $90 million to build a new CSMART training and accommodation facility that will open in mid-2016. We expect to train annually more than 6,000 shipboard officers at this expanded facility.

We have enhanced our Health, Environment, Safety & Security ("HESS") Management System risk assessment and management capabilities by implementing shipboard quality assurance initiatives that will further strengthen bridge and engine control room resource management training and operational performance. We have also established the European Cruise Academy in Rostock, which offers advanced training certificates in the maritime sciences primarily related to the cruise business.

We provide a diverse range of shoreside and shipboard training for our hotel staff before and after they join our ships to further enhance their skills. Specifically, we provide bar, entertainment, guest service, housekeeping, leadership, management and restaurant training. Depending on the brand, we will also provide our hotel staff with in-depth English, German and Italian language training.  All our hotel staff also undergo extensive safety training and, depending on their position, will pursue advanced safety certifications.  We partner closely with manning agencies to help provide this training in Manila, Philippines; Jakarta, Indonesia; and Mumbai, India.

XIII. Information Technology

With the increasing size and sophistication of cruise ships, the technologies employed to create guest experiences and operate ships have grown ever more complex and integrated. Our global information technology model is designed to contribute to exceeding expectations of our guests, crew, shoreside employees and other stakeholders. Our global technology model is focused on creating innovative platforms and solutions to create exceptional guest experiences while leveraging common technologies to drive process efficiency and effectiveness across our portfolio of brands. In order to achieve our goals, we are focusing on applications, connectivity, cybersecurity, infrastructure and innovation. In the area of cybersecurity, we are striving to provide consistent protection of guest, employee and company data and develop best practices and tools to combat threats and malicious activity.

All of our brands are actively collaborating on our global information technology solutions, standards and processes. By aligning technology planning, infrastructure and applications, we continue to maximize the business value of our information technology investments by eliminating redundancies and driving synergies across the brands while identifying and leveraging best practices and establishing common standards.

XIV. Supply Chain

Our largest non-payroll operating expenditures are for fuel, food and beverages, repairs and maintenance including dry-docking, travel agency services, port facility utilization, advertising and marketing, transportation services, hotel and restaurant products and supplies, entertainment expenses and credit card fees. Our largest capital investments are for the construction of new ships and improvements to existing ships, including exhaust gas cleaning systems ("EGCS") and energy efficiency investments.

Although we utilize a select number of suppliers for most of our food and beverages, communication services, air transportation services and hotel and restaurant products and supplies, most of these products and services are available from multiple sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports-of-call from a limited number of maritime suppliers. Almost 54% of our fuel purchases are provided by seven suppliers.

Our global procurement team continues to implement cost savings strategic initiatives including:

•	Reviewing our processes for purchasing food, beverages, hotel supplies, restaurant products and technical spares to identify synergistic opportunities and to negotiate more favorable commercial terms,

•	Combining warehousing facilities and optimizing logistics,

•	Negotiating company-wide contracts for port services and shore excursions and

•	Streamlining the use of manning agencies.

We perform our major dry-dock and ship improvement work at dry-dock facilities in The Bahamas, Europe, the U.S., Canada, Singapore and Australia. At January 22, 2016, we have agreements in place for the construction of 17 cruise ships with three shipyards. We also purchase some of our repair, maintenance and refurbishment items from a limited number of maritime suppliers. We believe there are sufficient dry-dock and shipbuilding facilities and related suppliers to meet our anticipated repair, maintenance, ship improvement and newbuild requirements.

XV.    Insurance

a.	General

We maintain insurance to cover a number of risks associated with owning and operating our vessels and other non-ship related risks. All such insurance policies are subject to coverage limits, exclusions and deductible levels.  Insurance premiums are dependent on our own loss experience and the general premium requirements of our insurers. We maintain certain levels of deductibles for substantially all the below-mentioned coverages. We may increase our deductibles to mitigate future premium increases. We do not carry coverage related to loss of earnings or revenues from our ships or other operations.

b.	Protection and Indemnity (“P&I”) Coverages

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

c.	Hull and Machinery Insurance

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

d.	War Risk Insurance

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

e.	Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our hotel and transportation business, shore excursion operations and shoreside operations, including our port and related commercial facilities. We also maintain workers compensation, directors and officer’s liability and other insurance coverages.

XVI. Cruise Ports and Destination Developments

Our cruise brands provide guests with unique vacation experiences and additional home and transit ports through the development and management of new or enhanced cruise port facilities. Creating leading destinations as well as securing preferred ports enables us to grow demand and deliver unique experiences to our guests. Our involvement is usually in cooperation with governmental entities and local operators and typically includes providing development and management expertise and financial commitments that are connected to long-term port usage and preferential berthing agreements. However, sometimes we provide direct financial support or develop the port infrastructure ourselves, including the development and operation of mixed-use commercial properties. Commercial property lease revenues are included in other cruise revenues. We currently operate or are developing:

•
Leased or owned port facilities or have interests in joint ventures that operate leased or owned port facilities in Barcelona, Spain; Civitavecchia, Naples, Savona and Trieste, Italy; Juneau and Ketchikan, Alaska; Long Beach, California and Marseilles, France for the benefit of our cruise brands and

•
Leased or owned port facilities that we have developed as destinations in Cozumel, Mexico; Grand Turk, Turks & Caicos Islands; Puerto Plata, Dominican Republic and Roatán, Honduras; as well as private island destinations in The Bahamas, Half Moon Cay and Princess Cays®, principally for the benefit of our North America cruise brands.  The facility in Puerto Plata, Dominican Republic, known as Amber Cove, is a new port destination strategically located in the central Caribbean cruise region and opened in October 2015.

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

XVII. Principal Joint Ventures

a.      Cruise Ship Repair Facility

We own a 40% interest in Grand Bahamas Shipyard Ltd. (“GBSL”) located in Freeport, Grand Bahamas. Royal Caribbean Cruises Ltd. (“RCCL”) also owns a 40% interest in GBSL and an unaffiliated entity owned by Grand Bahamas Port Authority shareholders owns the remaining 20%. We utilize this facility, as well as other ship repair facilities, for our regularly scheduled dry-dockings, ship improvement work and certain emergency repairs. During 2015, we had 10 ships serviced at this facility. In addition, unaffiliated cruise ships and other types of ships, such as cargo ships, oil and gas tankers and offshore units, are serviced at this facility. GBSL generated total revenues of over $150 million in 2015, with a large portion being derived from work on our cruise ships.

b.      Chinese Strategic Joint Venture

In October 2015, we formed a strategic joint venture by partnering with state owned China State Shipbuilding Company and China Investment Corporation to launch a new cruise brand in the Chinese vacation region. Potential plans for the venture could include the purchase of both new and existing cruise ships to be home ported in China.

XVIII. Sustainability

We recognize that our reputation and success depend on having sustainable and transparent operations. Our commitment and actions to keep our guests and crew members safe and comfortable, protect the environment, develop and provide opportunities for our workforce, strengthen our stakeholder relations and enhance the port communities that our ships visit, as well as the communities where we work, are vital to our success as a business enterprise and reflective of our core values. We strive to be a company that people want to work for and to be an exemplary global corporate citizen.

We voluntarily publish Sustainability Reports that address governance, commitments, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which can be viewed at www.carnivalcorp.com and www.carnivalplc.com were developed in accordance with the Sustainability Reporting Guidelines established by the Global Reporting Initiative, the global standard for reporting on environmental, social and governance policies, practices and performance. We have been publishing Sustainability Reports since 2011.

We help to create a higher standard of living and quality of life in our home communities and those that we visit. We often meet with local government leaders to discuss business and community planning and ways to interact sustainably. We also promote the local destinations, develop certain local ports and cruise terminals, provide emergency aid and support and make philanthropic donations in some of the communities that we operate.

In September 2015, we announced new 2020 sustainability goals reinforcing our commitment to the environment, our guests, our employees and the communities in which we operate. We have established ten goals aimed at reducing our environmental footprint while enhancing the health, safety and security of our guests and crew members and ensuring sustainable business practices across our brands and business partners in three categories as follows:

Environmental Goals

•	Reduce intensity of carbon dioxide equivalent ("CO2e") emissions from operations by 25% by 2020 relative to our 2005 baseline,

•	Continue to improve the quality of our emissions into the air by developing, deploying and operating exhaust gas cleaning systems ("EGCS") across our fleet,

•	Increase usage of ship-to-shore power connection capabilities,

•	Increase Advanced Wastewater Purification Systems coverage of our fleet capacity by 10 percentage points by 2020 relative to our 2014 baseline,

•	Continue to improve our shipboard operations' water use efficiency by 5% by 2020 relative to our 2010 baseline and

•	Continue to reduce waste generated by our shipboard operations by 5% by 2020 relative to our 2010 baseline.

Health, Safety and Security Goals

•	Continue to build on our commitment to protect the health, safety and security of guests, employees and all others working on our behalf.

Sustainable Workforce and Community Goals

•	Continue to build a diverse and inclusive workforce and provide all employees with a positive work environment and opportunities to build a rewarding career to further drive employee engagement,

•	Further develop and implement vendor assurance procedures ensuring compliance with Carnival Corporation & plc's Business Partner Code of Conduct and Ethics and

•	Continue to work on initiatives and partnerships that support and sponsor a broad range of organizations for the benefit of the communities where we operate.

Our environmental efforts are focused on, among other things, reducing emissions such as greenhouse gases (“GHGs”) (for example, carbon dioxide (“CO2”) or CO2e, sulfur oxides (“SOx”) and nitrogen oxide (“NOx”)). These emissions result from the combustion of the marine fuels consumed by our ships, which accounts for substantially all of our total GHG and other emissions. Accordingly, reducing fuel consumption continues to be an important company-wide initiative, which will continue to help reduce emissions.  We will continue to implement our energy-saving and emission reduction strategy, which includes installing some of the best available energy and emission reduction technologies on our ships, such as:

• Efficiency improvements in the areas of hull coating and designs,	• More efficient pumps, ventilation and waste heat recovery systems,
• Exhaust gas cleaning systems,	• New itineraries,
• More advance engine designs,	• More efficient propeller designs,
• More efficient LED lighting,	• Reduction in ship speeds and
• More efficient air conditioning, which is the second largest user of onboard energy after propulsion,	• Increased energy use awareness and training.

In addition, we are designing more energy efficient ships that will enter our fleet in the future, while continuing toward reducing the fuel consumption of our existing fleet.

We had voluntarily set a goal of delivering a 20% reduction (per unit) from our 2005 baseline of CO2e emissions from shipboard operations by 2015. We achieved our goal one year ahead of schedule and have set a new goal to achieve a 25% CO2e emissions reduction (per unit) from our 2005 baseline by 2020. We measure our ability to use direct energy efficiently by calculating the amount of primary source energy we consume. Our ship fuel consumption and emission rates and our total ship fuel GHG emissions are as follows:

					Percentage Change Since
Measure	Units	2015	2014	2008	2014	2008
Ship Fuel Consumption Rate	Grams Fuel/ALB-KM (a)	84	87	104	(3.4)%	(19.2)%
Ship Fuel GHG Emission Rate	Grams CO2e/ALB-KM (b)	266	274	327	(2.9)%	(18.7)%
SOx Emission Rate	Kg SOx/NM (c)	(e)	14.3	16.1	(e)	(10.8)% (e)
NOx Emission Rate	Kg NOx/NM (c)	(e)	22.5	24.8	(e)	(9.3)% (e)
Total Ship Fuel GHG Emissions (in millions)	Tonnes CO2e (d)	10.1	10.1	10.0	-	1.0%

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

(d)
GHG emission data collection and calculations were performed in accordance with our GHG Inventory Management Plan, the Greenhouse Gas Protocol and International Organization for Standardization ("ISO") standard 14064-3:2006.

(e)	Information for 2015 is not available as of January 29, 2016. Percentage reduction presented is from 2008 to 2014.

The rate of decrease in Total Ship Fuel GHG Emissions was offset by the 28% increase in capacity and remained essentially flat when comparing 2008 to 2015.

As part of our sustainability strategy we have voluntarily reported our carbon footprint via the CDP (formerly the Carbon Disclosure Project) each year since 2007. The CDP rates companies on the depth and scope of their disclosures and the quality of their reporting. Our submission included details of our most recently compiled emissions data and reduction efforts, along with our completion of an independent, third-party verification of our GHG emissions inventory. In November 2015, we were awarded a position on the FTSE 350 and the S&P 500 Climate Disclosure Leadership Index as a result of our disclosures and efforts to reduce our carbon footprint. We also disclose our water stewardship through the CDP water program.

We also support The Nature Conservancy, which is one of the world’s leading conservation organizations, in their efforts to restore coral reefs, protect marine ecosystems and promote natural systems to help reduce the impact of storms and rising sea levels in coastal communities. All of our brands environmental management systems are certified in accordance with ISO 14001.

XIX. Governmental Regulations

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

Our ships are registered, or flagged, in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama and the UK, which are also referred to as Flag States. They are regulated by these Flag States through international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements. In addition, we are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the U.S. and more than 400 other international ports that our ships visit every year.

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

As noted above, our ships are subject to inspection by the port regulatory authorities, which is also referred to as Port State Control, in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor requirements applicable to each port, as well as with international requirements.  Many countries have joined together to form regional port regulatory authorities.

Our Boards of Directors have HESS Committees, which are currently each comprised of three independent directors. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review all significant relevant risks or exposures and associated mitigating actions.

We continue to be committed to implementing appropriate measures to manage identified risks effectively. As part of our commitment, we have a Chief Maritime Officer, who is a retired Vice Admiral from the U.S. Navy, to oversee our global maritime operations, including maritime quality assurance and policy, shipbuilding, ship refits and research and development. To ensure that we are compliant with the legal and regulatory requirements and that these areas of our business operate in an efficient manner we continue to, among other things:

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

2. Maritime Safety Regulations

The IMO has adopted safety standards as part of SOLAS, which apply to all of our ships. To help ensure guest and crew safety and security, SOLAS establishes, among other things, requirements for the following:

• Vessel design,	• Life-saving and other equipment,
• Structural features,	• Fire protection and detection,
• Construction and materials,	• Safe management and operation,
• Refurbishment standards,	• Security and
• Radio communications,	• Musters.

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

•
Obtain a Document of Compliance (“DOC”) for the vessel operator, as well as a Safety Management Certificate (“SMC”) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence compliance with the SMS.

•	Verify or renew DOCs and SMCs periodically in accordance with the ISM Code.

All of our shoreside and shipboard operations and ships are regularly audited by the national authorities and maintain the required DOCs and SMCs in accordance with the ISM Code.

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

As members of CLIA, we helped to develop and have implemented policies that are intended to enhance shipboard safety throughout the cruise industry. In some cases this calls for implementing best practices, which are in excess of existing legal requirements. These policies primarily relate to the following:

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

3. Maritime Security Regulations

Our ships are subject to numerous security requirements. These requirements include the International Ship and Port Facility Security Code, which is part of SOLAS, the U.S. Maritime Transportation Security Act of 2002, which addresses U.S. port and waterway security and the U.S. Cruise Vessel Security and Safety Act of 2010, which applies to all of our ships that embark or disembark passengers in the U.S. These regulations include requirements as to the following:

•	Implementation of specific security measures, including onboard installation of a ship security alert system,

•	Assessment of vessel security,

•	Efforts to identify and deter security threats,

•	Training, drills and exercises,

•
Security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment and

•	Establishment of procedures and policies for reporting and managing allegations of crimes.

4. Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern, among other things, air emissions, waste discharges, water management and disposal, and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints.

i. International Regulations

The principal international convention governing marine pollution prevention and response is the IMO’s International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL includes four annexes containing requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions.

a. Preventing and Minimizing Pollution

MARPOL sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution.  All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. The ship’s Flag State issues these certificates, which evidence their compliance with the MARPOL regulations regarding prevention of pollution by oil, sewage, garbage and air emissions. Certain jurisdictions have not adopted all of these MARPOL annexes but have established various national, regional or local laws and regulations to apply to these areas.

As noted above, MARPOL governs the prevention of pollution by oil from operational measures, as well as from accidental discharges. MARPOL requires that discharges of machinery space bilge water pass through pollution prevention equipment that separates oil from the water and monitors the discharge to ensure that the effluent does not exceed 15 parts per million of oil.  Our ships must have oily water separators with oil content monitors installed and must maintain a record of certain engine room operations in an Oil Record Book. In addition, we have voluntarily installed redundant systems on all of our ships that monitor processed bilge water prior to discharge to ensure that it contains no more than 15 parts per million of oil. This voluntary system provides additional control to prevent improper bilge water discharges. MARPOL also requires that our ships have Shipboard Oil Pollution Emergency Plans.

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

Furthermore, MARPOL addresses air emissions from vessels, establishes requirements for the prevention of air pollution from ships to reduce emissions of SOx, NOx and particulate matter. It also contains restrictions on the use of ozone depleting substances (“ODS”) and requires the recording of ODS use, equipment containing ODS and the emission of ODS.

As a means of managing and improving our environmental performance and compliance, we adhere to standards set by ISO, an international standard-setting body, which produces worldwide industrial and commercial standards. The environmental management systems of our brands and ships are certified in accordance with ISO 14001, the environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services. ISO 14001 defines an approach to setting and achieving environmental objectives and targets, within a structured management framework.

b. Low Sulfur Fuel

MARPOL Annex VI addresses air emissions from vessels in both auxiliary and main propulsion diesel engines on ships. Annex VI also specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas.  Since January 2015, ships operating in the Baltic Sea ECA, the North Sea ECA, the North American ECA and the U.S. Caribbean ECA have been required to use fuel with a sulfur content of no more than 0.1% or use alternative emission reduction methods (“2015 ECA”). Since July 2015, ships operating in the port of Hong Kong were required to start using fuel with a sulfur content of no more than 0.5% or use alternative emission reduction methods. Lastly, since October 2015, ships operating at berth in the port of Sydney, Australia were required to start using fuel with a sulfur content of no more than 0.1% or use alternative emission reduction methods; effective July 2016, this requirement will apply to ships operating anywhere within the boundaries of Sydney Harbor.

The MARPOL global limit on fuel sulfur content outside of ECAs will be reduced to 0.5% on and after January 2020.  This 0.5% global standard is subject to an IMO review by 2018 as to the availability of the required fuel oil to comply with this standard, taking into account the global fuel oil market supply and demand, an analysis of trends in fuel oil markets and any other relevant issues. If the IMO determines that there is insufficient fuel to comply with the 0.5% standard in January 2020, then this requirement will be delayed to January 2025, at the latest. However, the EU Parliament and Council have set 2020 as the final date for the 0.5% fuel sulfur content limit to enter force, regardless of the 2018 IMO review results. This EU Sulfur Directive will cover EU Member States’ territorial waters that are within 12 nautical miles of their coastline.

In conjunction with an affiliate we will continue to develop and test EGCS designs that will reduce the sulfur emission levels of our higher sulfur bunker fuel to or below the levels required under the ECA limits and the 2020 global limits. To allow us sufficient time to install EGCSs on a reasonable schedule, we received an exemption for 32 ships that regularly sailed within the North American and U.S. Caribbean ECAs that have delayed the requirements to comply with the 2015 ECA limit through agreed upon dates ending in 2016. As of November 30, 2015, EGCSs have been installed on 40 ships, including some of the ships operating under the exemption, and we expect to have them installed on 64 ships by the end of 2016. These efforts will mitigate the majority of the impact from the 2015 ECA. We have, and will, incur additional EGCS operating expenses as we benefit from the use of this technology.

c. Other Emission Abatement Methods

In the long-term, the cost impacts of achieving progressively lower sulfur emission requirements may be further mitigated by the favorable impact of future changes in the supply and demand balance for marine and other fuels, future developments of and investments in improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels and our continued efforts to improve the overall fuel efficiency across our fleet. Since 2007, we have achieved an almost 27% cumulative reduction in unit fuel consumption by focusing on the following:

• Efficiency improvements in the areas of hull coatings and designs,	• More efficient pumps, ventilation and waste heat recovery systems,
• Improved engine performance,	• New itineraries,
• More advance engine designs,	• More efficient propeller designs,
• More efficient LED lighting,	• Reduction in ship speeds and
• More efficient air conditioning, which is the second largest user of onboard energy after propulsion,	• Increased energy use awareness and training.

As part of our emission abatement program, we have continued our work with local port authorities to help promote the development of shore power connections in Juneau, Alaska; Long Beach, Los Angeles, San Francisco and San Diego, California; Brooklyn, New York; Halifax, Nova Scotia; Seattle, Washington and Vancouver, British Columbia and have equipped 26 ships with the capability to utilize shore power technology. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, and thus reducing our air emissions.  Similarly, in an effort to continue our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, AIDA began using liquefied natural gas ("LNG") hybrid barge as an ecologically friendly and flexible power supply and an alternative to shore power, while its ships are moored in the port of Hamburg, Germany.

We announced in 2015 that four next-generation cruise ships for Costa and AIDA will be the first in the industry to be powered at sea by LNG, one of the world’s cleanest burning fossil fuels. Pioneering a new era in the use of low carbon fuels, these new ships will use LNG to generate 100 percent of the ship’s power both in port and on the open sea - an innovation that will reduce exhaust emissions to help protect the environment. Additionally, AIDAprima which is expected to be delivered in early 2016 and her 2017 sister ship, will be the first cruise ships in the world that will regularly use dual-fuel engines for an energy supply with LNG while in port, along with a connection to shoreside power and an extensive filter system for the treatment of exhaust emissions.

d. Greenhouse Gas Emissions

In January 2013, the IMO approved measures to improve energy efficiency and reduce emissions of GHGs from international shipping by adopting technical and operational measures for all ships. The technical measures apply to the design of new vessels, and the operational reduction measures apply to all vessels. Operational reduction measures have been implemented through a variety of means, including a Ship Energy Efficiency Plan, improved voyage planning and more frequent propeller and hull cleanings. We have established objectives within the ISO 14001 environmental management systems of each of our brands to further reduce fuel consumption rates and the resulting CO2e emission rates.

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

The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters.

Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in EPA's Vessel General Permit (“VGP”) for discharges incidental to the normal operations of vessels. The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel.  In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping. Our vessels have coverage under the VGP and thus are subject to its requirements.

We are subject to the requirements of the U.S. Resource Conservation and Recovery Act for the transportation and disposal of both hazardous and non-hazardous solid wastes that are generated by our ships. In general, vessel owners are required to determine if their wastes are hazardous, comply with certain standards for the proper management of hazardous wastes and use hazardous waste manifests for shipments to approved disposal facilities.

The U.S. National Invasive Species Act (“NISA”) was enacted in response to growing reports of harmful organisms being released into U.S. waters through ballast water taken on by vessels in foreign waters. The U.S. Coast Guard adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water onboard the vessel or by using environmentally sound ballast water treatment methods approved by the U.S. Coast Guard.

Most U.S. states that border navigable waterways or sea coasts have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

The state of Alaska has enacted legislation that prohibits certain discharges in designated Alaskan waters and sets effluent limits on others. Further, the state requires that certain discharges be reported and monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regimes in Alaska are more stringent than the U.S. federal requirements with regard to discharge from vessels in other areas. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters. The state of California also has environmental requirements significantly more stringent than the federal requirements.

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

In 2014, 11.3 million passengers embarked on CLIA member cruise ships from U.S. ports. That year, there were eight reportable norovirus outbreaks on cruise ships departing from U.S. ports involving a total of 1,547 passengers, which represents only 0.014% of cruise passengers on CLIA member cruise ships. By contrast, the CDC reported there are approximately 20 million norovirus cases in a typical year in the U.S., or 6.3% of the U.S. population.  It is estimated that 1 in 15 Americans contract the norovirus on land each year, compared to an estimated 1 in 12,000 cruise guests who report that they have contracted the norovirus on a cruise ship during an outbreak each year.  Although outbreaks of gastrointestinal illnesses on ships represent a small percentage of all outbreaks, the cruise industry has developed and implemented policies and practices to limit gastrointestinal illness onboard ships.

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

b. Consumer Regulations

In most major countries where we source our guests, we are required to establish financial responsibility, such as obtaining a guarantee from a reputable insurance company to ensure that, in case of insolvency, our guests will be refunded their deposits and repatriated without additional cost if insolvency occurs after a cruise starts.

In Australia and most of Europe, we are also obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we receive these payments.

c. Guests with Disabilities Regulations

Regulations regarding ship accessibility standards are expected to be issued in the U.S. As a result of the proposed new regulations, we expect that we will be required to make modifications to some of our ships but do not believe the cost of these will have a significant impact on our consolidated financial statements.

XX. Taxation

A summary of our principal taxes and exemptions in the jurisdictions where our significant operations are located is as follows:

a.	U.S. Income Tax

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

1.	Application of Section 883 of the Internal Revenue Code

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

2.	Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its Italian resident subsidiary currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties.

3.	U.S. State Income Tax

Carnival Corporation and Carnival plc and certain of their subsidiaries are subject to various U.S. state income taxes generally imposed on each state’s portion of the U.S. source income subject to U.S. federal income taxes. However, the state of Alaska imposes an income tax on its allocated portion of the total income of our companies doing business in Alaska and certain of their subsidiaries.

b.	UK and Australian Income Tax

Cunard, P&O Cruises (UK) and P&O Cruises (Australia) are divisions of Carnival plc and have elected to enter the UK tonnage tax under a rolling ten-year term and, accordingly, reapply every year. Companies to which the tonnage tax regime applies pay corporation taxes on profits calculated by reference to the net tonnage of qualifying ships. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities.

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

P&O Cruises (Australia) and all of the other cruise ships operated internationally by Carnival plc for the cruise segment of the Australian vacation region are exempt from Australian corporation tax by virtue of the UK/Australian income tax treaty.

c.	Italian and German Income Tax

In early 2015, Costa and AIDA re-elected to enter the Italian tonnage tax regime through 2024 and can reapply for an additional ten-year period beginning in early 2025. Companies to which the tonnage tax regime applies pay corporation taxes on shipping profits calculated by reference to the net tonnage of qualifying ships.

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 5.5%.

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

d.	Income and Other Taxes in Asian Countries

Substantially all of our brands’ income from their international operation in Asian countries is exempt from local corporation tax by virtue of relevant income tax treaties.

e.	Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

XXI.    Trademarks and Other Intellectual Property

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

XXII. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Our principal cruise competitors are RCCL, Norwegian Cruise Line Holdings, Ltd. (“NCL”) and MSC Cruises. RCCL and NCL each own several brands as follows:

•	RCCL owns Royal Caribbean International, Celebrity Cruises, Azamara Club Cruises, CDF Croisieres de France and Pullmantur,

•	RCCL and TUI AG, the leading German tour operator, jointly own TUI Cruises, a German cruise competitor,

•	RCCL and Ctrip, a leading Chinese travel service provider, jointly own SkySea Cruises, a domestic Chinese cruise competitor and

•	NCL owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises.

Almost 90% of all 2014 global cruise guests sailed with these competitors and us.

D.    Website Access to Carnival Corporation & plc SEC Reports

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

E.    Industry and Market Data

This Form 10-K includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from CLIA, G.P. Wild and surveys and forecasts, generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising and offer support and training for the travel agent community in North America.  In addition, CLIA participates in the regulatory and policy development process while supporting measures that foster a safe, secure and healthy cruise ship environment. Also, CLIA facilitates strategic relationships between cruise industry suppliers and organizations, cruise lines, ports and shipyards and provides a forum for interaction with governmental agencies. All CLIA information, obtained from the CLIA website www.cruising.org, relates to the CLIA member cruise lines. In 2015, CLIA represents 62 cruise brands that operate 95% of cruise industry capacity. G.P Wild is an authoritative source of cruise industry statistics and publishes a number of reports and industry reviews. All G.P. Wild information is obtained from their annual Cruise Industry Statistical Review. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Exhibit 13, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

•
Incidents, such as ship incidents, security incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and the related adverse publicity affecting our reputation and the health, safety, security and satisfaction of guests and crew could have an adverse effect on our sales and profitability.

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

In particular, our ability to effectively and efficiently operate shipboard and shoreside activities may be impacted by widespread public health issues/illnesses or health warnings resulting in, among other things, reduced demand for cruises and cruise and ship charter cancellations and employee absenteeism that could have an adverse effect on our sales and profitability. For example, a severe outbreak of the influenza virus or some other pandemic could, among other things, disrupt our ability to embark/disembark passengers and crew, require changes to cruise itinerary, disrupt air and ground travel to and from ports, increase costs for prevention and treatment and adversely affect our supply chain and distribution systems. This could also adversely impact cruise demand in areas unaffected by such an outbreak.

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

The frequency of extreme weather events such as hurricanes, floods and typhoons may not only cause disruption, alteration, or cancellation of cruises but may also adversely impact commercial airline flights, other transport and shore excursion activities or prevent our guests from electing to cruise altogether. Such extreme weather events may also disrupt the supply of provisions, fuel and shore power, and may limit our ability to safely embark and disembark our guests. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock our ships and could cause sea/motion sickness among guests and crew. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our sales and profitability. Additionally, these extreme weather conditions could cause property damage to our ships, port and related commercial and business facilities and other assets and impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

Incidents involving cruise ships, in particular our cruise ships, and media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry in general, or unusual weather patterns or other natural disasters or disruptions, such as hurricanes and earthquakes, could impact demand for our cruises. In addition, any incidents which impact the travel industry more generally may negatively impact guests’ ability or desire to travel to or from our ships or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our sales and profitability.

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

•
Economic conditions and adverse world events affecting the safety and security of travel, such as civil unrest, armed conflicts and terrorist attacks, may adversely impact the demand for cruises and, consequently, reduce our cruise brands’ net revenue yields and profitability.

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

Demand for cruises and other vacation options has been and is expected to continue to be affected by the public’s attitude towards the safety and security of travel. Factors including, but not limited to, past acts of terrorism, threats of additional terrorist attacks, drug-related violence in Mexico, pirate attacks and vessel seizures off the east and west coasts of Africa, national government travel advisories, political instability and civil unrest in North Africa, the Middle East, the Balkans and elsewhere, geopolitical issues between China and Japan and general concerns over the safety and security aspects of traveling have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past and may have an adverse impact in the future. Decreases in demand may lead to price reductions, which in turn would reduce our profitability, especially in regions with popular ports-of-call.

•	Changes in and compliance with laws and regulations relating to environment, health, safety, security, tax and anti-corruption under which we operate could adversely impact our profitability.

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

The IMO has amended the MARPOL regulations to reduce emissions from ships. As described in “Maritime Environmental Regulations” as referenced below, these changes will result in reductions in ship SOx emissions by requiring progressive reductions in the sulfur content in fuel or the use of abatement technologies. These limits will be further reduced in designated ECAs, including ECAs that have been or could be proposed in other prime cruising areas, such as around Japan, the Mediterranean Sea and Mexico.  As a result of these amendments, we have elected to install EGCSs on certain of our ships, which enable our SOx emissions to meet the ECA requirements and the 2020 global standard without the use of low sulfur fuel, in all material respects.  However, if this type of technology is not widely used within the shipping industry it is possible that there could be limited availability of high sulfur fuels because of low demand and the cost of such fuel may increase. The increase in fuel prices caused by these regulations may impact our other expenses including, but not limited to, crew travel, freight and commodity prices and may have an adverse impact on our profitability.

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

Environmental laws and regulations or liabilities arising from past or future releases of, or exposure to, hazardous substances or vessel discharges, including ballast water and waste disposal, could materially increase our cost of compliance or otherwise adversely affect our business, results of operations and financial condition. See Part I, Item 1. Business. C. “Our Global Cruise Business - Governmental Regulations - Maritime Regulations” for additional information regarding these regulations.

We are subject to numerous international, national, state and local laws, regulations and treaties related to social issues, such as, health, safety and security. Failure to comply with these laws, regulations, treaties and agreements could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

Furthermore, we are also subject to compliance with income tax laws and regulations and income tax treaties in the jurisdictions where we operate. We believe that substantially all of the income earned by Carnival Corporation, Carnival plc and their ship owning or operating subsidiaries qualifies for taxation based on ship tonnage, is exempt from taxation or is otherwise subject to minimal taxes in the jurisdictions where the entities are incorporated or do business.

We believe that Panama and the jurisdictions where the ship owning and operating subsidiaries of Carnival Corporation are formed are equivalent exemption jurisdictions for purposes of Section 883 of the Internal Revenue Code. The laws of Panama and the other jurisdictions where our ships are owned or operated are subject to change and, in the future, may no longer qualify as equivalent exemption jurisdictions. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares, affecting Carnival Corporation’s status as a publicly-traded corporation for purposes of Section 883.

The IRS interpretation of Section 883 could also differ materially from ours. In addition, provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Accordingly, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries whose tax exemption is based on Section 883 could lose this exemption.

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

We are subject to the examination of our income tax returns by tax authorities in the jurisdictions where we operate. There can be no assurance that the outcome from these examinations will not adversely affect our net income.

As budgetary constraints continue to adversely impact the jurisdictions in which we operate, increases in income or other taxes affecting our operations may be imposed. Some social activist groups have lobbied for more taxation on income generated by cruise companies. Certain groups have also generated negative publicity for us. In recent years, certain members of the U.S. Congress have proposed various forms of legislation that would result in higher taxation on income generated by cruise companies.

Operating internationally also exposes us to numerous and sometimes conflicting legal and regulatory requirements such as U.S. and global anti-bribery laws and regulations. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We may not be successful in ensuring that our employees and other representatives stationed throughout the world properly adhere to our policies or applicable laws or regulations. Failure to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs, which in turn could negatively affect our profitability.

•	Disruptions and other damages to our information technology and other networks and operations, and breaches in data security could result in decreases in our net income.

Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively depends in part on the reliability of our sophisticated technologies and system networks. We use communication applications, information technology and other systems to manage our inventory of cabins held for sale and set pricing in order to maximize our revenue yields and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Possible system outages and the resulting downtime could have adverse consequences on our ability to run and manage our business. In addition, gaining unauthorized access to digital systems and networks for purposes of misappropriating assets or sensitive financial, medical or other personal or business information, corrupting data, causing shoreside or shipboard operational disruptions and other cyber-attack risks could adversely impact our reputation, guest services and satisfaction, employee relationships, business plans, ship safety and costs. Global companies are repeatedly being targeted to gain access to critical company, guest and other information. In addition, the operation and maintenance of our systems is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability or through which hackers could gain access to sensitive information. These potential disruptions and cyber attacks could negatively affect our reputation, customer demand, costs, system availability and pricing for our cruises.

In addition, as the use of the internet expands regulators are working on addressing the risks related to these new technologies, globalization and cybersecurity with enhanced regulations. For example, the proposed European Union's General Data Protection Regulation promotes an increased level of protection of personal data and will provide for enhanced regulatory supervision, which may increase our costs.

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

•	Ability to recruit, develop and retain qualified personnel could adversely affect our results of operations.

Our success is dependent upon our personnel and our ability to recruit and train high quality employees. We hire a significant number of new crew each year and, thus, our ability to adequately recruit, develop and retain them is critical to our cruise business. We also rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. We must continue to recruit, develop, retain and motivate management and other employees to enable us to maintain our current business and support our projected growth.

We believe that incidents involving cruise ships and the related adverse media publicity, adverse economic conditions that negatively affect our profitability and overcapacity in the vacation region could also impact our ability to recruit qualified personnel.

•	Increases in fuel prices may adversely affect our operations, financial condition and liquidity.

Economic, market and political conditions around the world, such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, make it difficult to predict the future price and availability of fuel. Fuel costs accounted for 13%, 20% and 21% of our cruise operating expenses in 2015, 2014 and 2013, respectively. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Furthermore, volatility in fuel prices could have a material adverse effect on our operations, financial condition and liquidity. We may be unable to implement additional fuel conservation initiatives and other best practices or increase ticket prices and collect fuel supplements, which would help to fully or partially offset these fuel price increases. See risks relating to environmental laws and regulations, continuing financial viability of air service providers and failures to keep pace with technology below for additional information regarding our fuel risks.

To mitigate a portion of our economic risk attributable to potential fuel price increases, we have established a fuel derivatives program. To date under this program, we have bought Brent crude oil (“Brent”) call options and sold Brent put options, collectively referred to as zero cost collars, that establish ceiling and floor prices. These derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. In addition, there can be no assurance that our fuel derivatives program will provide a sufficient level of protection against increases in fuel prices or that our counterparties will be able to perform, such as in the case of a counterparty bankruptcy. Assuming the Brent prices remain below the floors of our zero cost collars in 2016,

2017 and 2018, realized losses on these zero cost collars will reduce the benefit we would have obtained from lower fuel prices. Also, the fuel derivative contracts may create significant volatility in our U.S. GAAP earnings due to volatility in fuel prices over the contracts’ terms.

We believe that our land-based vacation competitors’ operating costs are less affected by fuel price increases than cruise companies. Accordingly, fuel price increases may adversely impact cruise companies more than their land-based competitors.

Certain of our newbuilds entering service in 2018 and thereafter are designed to use LNG as a primary fuel source. At this time, there is not a spot market for LNG like there is for bunker or marine gas oil and purchasing LNG is usually made through long-term contracts. Further, the LNG distribution infrastructure is in the early stages of development and there are a limited number of suppliers. In addition, we may be subject to new regulations covering the use and storage of LNG onboard our ships and we may experience difficulties in operating and maintaining new LNG-based engine technology.

•	Fluctuations in foreign currency exchange rates could adversely affect our financial results.

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar; most significantly, the euro, sterling, Australian and Canadian dollars. We derived 54%, 57% and 56% of our reported revenues from guests sourced from outside of the U.S. in 2015, 2014 and 2013, respectively, including the impact of changes in foreign currency exchange rates. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We report currency transactions in the functional currencies of our reporting units, excluding fuel which is always transacted and reported in U.S. dollars regardless of the functional currency of the reporting unit. Furthermore, we convert a significant amount of these currencies into U.S. dollars. Therefore, the strengthening of the U.S. dollar against our other major currencies, will adversely affect our U.S. dollar financial results and will reduce the U.S. dollar amount received upon conversion of these currencies into U.S. dollars.

•	Misallocation of capital among our ship, joint venture and other strategic investments could adversely affect our financial results.

We believe that having the right number and type of cruise ships for our brands is critical to our success in existing and developing regions. In the event that we build too many ships or build or refurbish ships that are not accepted by our guests, our pricing, profitability and liquidity may be negatively impacted. Furthermore, we have made and may continue to make joint venture and other strategic investments that may not develop as we expect, which also could adversely affect our profitability and liquidity.

•	Future operating cash flow may not be sufficient to fund future obligations and we may be unable to obtain acceptable financing to enable us to continue to be a viable company.

Our forecasted cash flows from future operations may be adversely affected by various factors, including, but not limited to, incidents, a weakening economy, adverse changes in laws and regulations, and other factors noted under these “Risk Factors.” To the extent that we are required, or choose, to fund future cash requirements, including current and future shipbuilding commitments and debt repayments, from sources other than cash flow from operations, available cash and committed external sources of liquidity, including committed ship and other financings, we will have to secure such financing from export credit agencies or banks or through the offering of debt and equity securities in the public or private markets. There is no guarantee that such financings will be available in the future to fund our future obligations, or that they will be available on terms consistent with our expectations.

Our access to and the cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing and our long-term senior unsecured credit ratings. If our investment grade long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, or general market conditions ascribe higher risk to our rating levels, or our industry, or us, our access to and cost of debt financing may be negatively impacted. Further, the terms of future debt agreements could include more restrictive covenants, which may restrict our business operations.

Our ability to maintain our credit facilities may also be impacted by material changes in our ownership. More specifically, we may be required to prepay our debt facilities if a person or group of persons acting in concert gain control of Carnival Corporation & plc, other than the Arison family, including Micky Arison, our Chairman of the Boards of Directors.

•	Deterioration of our cruise brands' strengths and our inability to implement our strategies could adversely impact our business and profitability.

We believe that our cruise branding has contributed significantly to the success of our business and enhancing and maintaining our branding is critical to expanding our brands’ customer bases. The ability of our brands to successfully target different segments of the vacation source areas in which they operate enables us to strengthen our business.

We believe that our ability to effectively use our scale and extend best practices and technologies across our brands is critical for implementing our strategic initiatives, such as maximizing our revenue management processes, improving our overall fleet management and optimizing our cost structure and, therefore, achieving our vision and reaching our primary financial goals. In the event that we are not successful in implementing our strategies, our results of operations and financial condition could be adversely affected. In addition, we may not identify and provide cruise products and services that meet the needs, wants and desires of our guests and ultimately not exceed our guests' expectations, which in turn could negatively affect our profitability.

•
Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain is essential to allowing us to profitably operate our business.  In addition, reductions in the availability of, and increases in the prices for, the services and products provided by these vendors can adversely impact our net income.

Our guests primarily book their cruises through independent travel agents and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Our competitors may offer higher commissions and incentives and thus adversely impact our business. Significant disruptions, contractions or consolidations to our travel agent distribution system, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown could have an adverse effect on our sales and profitability. In addition, we currently extend credit to certain of our larger European travel agents and tour operators and, accordingly, if such agents and operators cannot repay their debts to us, it will adversely impact our cash flows and operations.

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

Travel agents may face increased pressure from our competitors to sell and market these competitor cruises exclusively. If such exclusive arrangements were introduced, there can be no assurance that we will be able to find alternative distribution channels to ensure our customer base would not be affected.

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

The construction, repair, maintenance and refurbishment of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, repair, maintenance and refurbishment projects. We could experience delays and cost overruns in completing such work. As our fleet ages, our repair and maintenance expenses will increase. In addition, other events, such as work stoppages, other labor actions, insolvencies, “force majeure” events or other financial difficulties experienced at the shipyards and their subcontractors and suppliers who build, repair, maintain or refurbish our ships could also delay or prevent the delivery of our ships under construction and prevent or delay the completion of the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability, including delays or cancellations of cruises or unscheduled dry-docks and repairs. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard voluntary capacity reductions or insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Furthermore, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability.

As of January 22, 2016, we had entered into foreign currency zero cost collars for two of our euro-denominated shipbuilding contracts. However, if the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency zero cost collars related to the shipyard’s shipbuilding contract payments would still have to be honored. This might require us to realize a loss on existing foreign currency zero cost collars without an offsetting gain on our foreign currency denominated shipbuilding contract payments, thus resulting in an adverse effect on our financial results.

The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decisions to order new cruise ships. In addition, the prices of various commodities that are used in the construction of ships, such as steel, can be subject to volatile price changes and, accordingly, the cost of future newbuilds may increase, which could have an adverse impact on our profitability.

In connection with our shipbuilding contracts, we do not anticipate any contractual breakage or cancellations on our part. However, if any were to occur, it could result in, among other things, the forfeiture of our payments and the imposition of contractual liquidated damages.

•	Failure to keep pace with developments in technology could impair our operations or competitive position.

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

•
Geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect and our international operations are subject to additional risks not generally applicable to our U.S. operations, thus resulting in the slower growth, increased costs and adversely affecting our profitability.

As we continue to expand our global presence it requires, among other things, significant levels of management resources, capital and other investments. For example, we may be required to localize our cruise products and services to conform to local cultures, standards, policies and regulations. As a result, it may be more difficult for us to replicate our successful North American, European and Australian business models and we may not be able to recover our investments in these markets. In addition, we cannot be certain that these markets will ultimately develop as we expect, which could also adversely impact the growth and profitability of our business.

Furthermore, our international operations are subject to additional risks including adverse changes in foreign countries’ political systems, social unrest, restrictions and taxes on the withdrawal of foreign investments and earnings and other payments by subsidiaries, adverse changes in foreign currency exchange restrictions, government policies against the vacation or maritime industries, limitations on issuing Chinese cruisers international travel visas, local cabotage requirements, investment restrictions or requirements, changes in or application of our foreign taxation structures, including duties and value added taxes, diminished ability to legally enforce our intellectual property and contractual rights in foreign countries and commercial instability caused by corruption.

•	Competition from the cruise ship and land-based vacation industry could result in a loss of business and adversely affect our operations and financial condition.

We face significant competition from other cruise brands on the basis of cruise pricing, travel agent preference and the types and sizes of ships and cabins, services and destinations being offered by them to cruise guests. In addition, new cruise competitors with existing brand appeal may choose to enter the cruise industry or there may be other new cruise competitors that may choose to enter the established or emerging regions. We try to differentiate ourselves from our cruise competitors by offering a wide variety of brands, itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. It is possible that our programs to motivate previous guests to cruise with us again may not be successful and they may elect not to cruise with us again.

In addition, we operate in the wider vacation industry and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to land-based vacation operators that provide other travel and leisure options, including, but not limited to, hotels, resorts, theme parks, packaged holidays and tours, casino operators, vacation ownership properties and internet-based alternative lodging sites.

In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our results of operations and financial condition could be adversely affected.

•	Overcapacity in the cruise ship and land-based vacation industry could have a negative impact on our net revenue yields and increase operating costs.

Although cruising capacity in most of the established regions has grown at a slower pace in recent years, we expect it to continue to increase in both the established and emerging regions. Since the cruise industry relies on long-lived ships, we face the risk that our industry’s capacity will grow beyond its demand. The wider vacation industry may also face increases in land-based vacation capacity, which may impact us as well. We typically aim to fill our new capacity at favorable revenue yields despite the new competing cruise and land-based capacity growth. Also, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and profitability may be lower than initially anticipated. Furthermore, the used cruise ship market is small and as new cruise ships enter the industry, older ships become less competitive. Accordingly, if we need to dispose of a ship, we cannot be assured of finding a viable buyer to purchase it at a price that meets our expectations, which could result in ship impairment charges and losses on ship disposals.

Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected. In addition, increased cruise capacity could impact our ability to recruit, develop and retain qualified crew, including officers, at competitive rates and, therefore, increase our shipboard employee costs.

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

Our business is subject to various international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and lead to litigation or legal proceedings that could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition or results of operations, even if the monetary damage are mitigated by our insurance coverage.

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

•	Decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses or lower revenues.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, although we do elect to self-insure or use higher deductibles for substantially all the insurable risks we face in order to minimize the cost of our insurance policies.  Accordingly, we are not protected against all risks, such as loss of use of a ship or a cyber-security breach, both of which could result in an unexpected decrease in our revenue in the event of an incident. Further, significant incidents could result in higher insurance premiums commencing on the policy renewal dates or the inability to obtain coverage.

We may also be subject to additional premium costs based not only on our own claims record but also on the claims records of all other members of the P&I associations that provide us with indemnity coverage for third-party liability. We are also subject to additional P&I premium assessments for various reasons including, but not limited to, investment or underwriting shortfalls experienced by our P&I clubs. In addition, if we or other ship-owners sustain significant losses, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

Finally, we cannot be certain that affordable and viable direct insurance and reinsurance markets will be available to us in the future.

•	Reliance on third-party providers of various services integral to the operations of our business. These third parties may act in ways that could harm our business.

In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global business, such as our onboard concessionaires. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.

•	Business activities that involve our co-investment with third parties may subject us to additional risks that could adversely impact our operations.

Partnerships, joint ventures and other business structures involving our co-investment with third parties, such as our new joint venture to operate a domestic Chinese cruise brand, our investment in Grand Bahama Shipyard and our minority ownership investments in various port development and other projects, generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition, actions by another investor may present additional risks of operational difficulties or reputational or legal concerns. These or other issues related to our co-investment with third parties could adversely impact our operations.

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

•	Our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests since Carnival Corporation and Carnival plc are not U.S. corporations.

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

•	Small group of shareholders owns a significant portion of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

As of January 20, 2016, a small group of shareholders consisting of some members of the Arison family, including Micky Arison; the Chairman of the Board of Directors, beneficially owned approximately 17% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least significantly influence, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

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

Forward-looking statements include those statements that may impact, among other things, the forecasting of our adjusted earnings per share; net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; net cruise costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill, ship and trademark fair values and outlook.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of January 22, 2016, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease
Carnival Corporation Headquarters	Miami, FL U.S.A.	136,000/72,000	Own/Lease

Carnival plc Headquarters	Southampton, England	10,000	Lease

Carnival Cruise Line	Miami, FL U.S.A.	327,000	Own

Costa Group
Costa Group	Hamburg, Germany	41,000	Lease
AIDA	Rostock and Hamburg, Germany	224,000/80,000	Own/Lease
Costa	Genoa, Italy	246,000/66,000	Own/Lease

Holland America Group
Princess	Santa Clarita, CA U.S.A.	311,000	Lease
Holland America Line, Seabourn and Holland America Princess Alaska Tours	Seattle, WA U.S.A.	182,000	Lease
P&O Cruises (Australia)	Sydney, NSW Australia	58,000	Lease

P&O Cruises (UK) and Cunard	Southampton, England	140,000	Lease

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

Information about our cruise ships, including the number each of our cruise brands operate, their passenger capacity and their primary regions or countries from which they source their guests, as well as information regarding our cruise ships under construction may be found under Part I. Item 1. Business. C. “Our Global Cruise Business,” and Note 7, “Commitments” and Note 11, “Fair Value Measurements, Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.  Also, information about maritime regulations and issues that may affect our cruise ships can be found in Part I. Item 1. Business. C. “Our Global Cruise Business – Maritime Regulations.”

Our cruise ships in operation, headquarters, ports, private islands and other shoreside facilities, including Holland America Princess Alaska Tours’ properties are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

On August 28, 2013, the UK Maritime & Coastguard Agency and the U.S. Department of Justice began investigating allegations that Caribbean Princess breached international pollution laws. We are cooperating with the investigations, including conducting our own internal investigation into this matter.

On December 28, 2014, the Egyptian Environmental Affairs Agency began an investigation into allegations that Costa neoClassica breached Egyptian environmental laws. We are conducting our own internal investigation into this matter.

In March 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to all of the major cruise lines who had operated in the state of Alaska, including Carnival Cruise Line, Holland America Line and Princess Cruises, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the state of Alaska and conducting our own internal investigation into these matters.

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

Name	Age	Years of Service (a)	Title

Micky Arison	66	44	Chairman of the Boards of Directors
David Bernstein	58	17	Chief Financial Officer
Alan B. Buckelew	67	38	Chief Operations Officer
Arnold W. Donald	61	15	President and Chief Executive Officer and Director
Larry Freedman	64	17	Chief Accounting Officer and Controller
Stein Kruse	57	16	Chief Executive Officer of Holland America Group
Josh Leibowitz	44	2	Chief Strategy Officer
David Noyes	53	4	Chief Executive Officer of Carnival UK
Arnaldo Perez	55	23	General Counsel and Secretary
Michael Thamm	52	22	Chief Executive Officer of Costa Group

(a)	Years of service with us or Carnival plc predecessor companies.

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

C.    Dividends

Carnival Corporation and Carnival plc declared quarterly cash dividends on all of their common stock and ordinary shares as follows:

	Quarters Ended
	February 28	May 31	August 31	November 30
2015	$0.25	$0.25	$0.30	$0.30
2014	$0.25	$0.25	$0.25	$0.25
2013	$0.25	$0.25	$0.25	$0.25

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

F.    Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I. Repurchase Authorizations

Our Boards of Directors have authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1.0 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended November 30, 2015, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
September 1, 2015 through September 30, 2015	20,010	$49.31	$970
October 1, 2015 through October 31, 2015	1,021,767	$52.16	$916
November 1, 2015 through November 30, 2015	4,199,045	$51.81	$699
Total	5,240,822	$51.87

(a) No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b) During the three months ended November 30, 2015, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

During 2015, we repurchased 5.3 million shares of Carnival Corporation common stock for $276 million under the Repurchase Program. In 2014, there were no repurchases of Carnival Corporation common stock under the Repurchase Program. In 2015 and 2014, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program. From December 1, 2015 through January 27, 2016, we repurchased 9.6 million shares of Carnival Corporation common stock for $486 million under the Repurchase Program. On January 28, 2016, the Boards of Directors approved a modification of the Repurchase Program authorization that increased the remaining $213 million of authorized repurchases by $1.0 billion. Accordingly, at January 28, 2016 the remaining availability under the Repurchase Program was $1.2 billion.

In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At January 22, 2016, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 26.9 million shares of Carnival Corporation common stock.

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

In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at January 22, 2016. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act.

In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited through its sales agent from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis.  Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 26.9 million shares remaining at January 22, 2016. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act.

During 2014, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the “Stock Swap” programs. During 2015, under the Stock Swap programs, Carnival Investments Limited sold 5.1 million Carnival plc ordinary shares through its sales agent, Goldman Sachs International ("Goldman"), for total gross proceeds of $266 million and paid commission fees to Goldman of $1.9 million and $0.4 million in other governmental and regulatory transaction fees resulting into total net proceeds of $264 million. During the three months ended November 30, 2015, we paid $0.7 million in commission fees to Goldman and $0.1 million in other governmental and regulatory transaction fees. Substantially all of the net proceeds from these sales were used to purchase 5.1 million shares of Carnival Corporation common stock. During 2015, no Carnival Corporation common stock was sold or Carnival plc ordinary shares were repurchased under the “Stock Swap” program.

During the three months ended November 30, 2015, purchases of Carnival Corporation common stock pursuant to the Stock Swap program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program (b)
			(in millions)
September 1, 2015 through September 30, 2015	140,000	$49.28	28.6
October 1, 2015 through October 31, 2015	1,183,000	$50.24	27.5
November 1, 2015 through November 30, 2015	550,000	$51.61	26.9
Total	1,873,000	$50.70

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

Item 8. Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 29, 2016, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2015, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2015.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2015 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2015 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

I. Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	2,188,696	(a)	$47.83	12,216,133	(b) (c)
Equity compensation plans not approved by security holders	-		-	-
	2,188,696		$47.83	12,216,133

(a)
Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Corporation 2001 Outside Director Stock Plan. Also includes 2,153,696 restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.

(b)
Includes Carnival Corporation common stock available for issuance as of November 30, 2015 as follows: 2,190,692 under the Carnival Corporation Employee Stock Purchase Plan, which includes 27,151 shares subject to purchase during the current purchase period and 10,025,441 under the Carnival Corporation 2011 Stock Plan.

(c)
In addition to options, the Carnival Corporation 2011 Stock Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

II. Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders	823,244	(a)	-	8,229,438	(b)
Equity compensation plans not approved by security holders	-		-	-
	823,244		-	8,229,438

(a)	Includes restricted share units outstanding under the Carnival plc 2005 Employee Share Plan and Carnival plc 2014 Employee Share Plan.

(b)	The Carnival plc 2014 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2015 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2015 fiscal year.

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

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 29, 2016	January 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 29, 2016	January 29, 2016

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer
January 29, 2016	January 29, 2016

/s/ Larry Freedman	/s/ Larry Freedman
Larry Freedman	Larry Freedman
Chief Accounting Officer and	Chief Accounting Officer and
Controller	Controller
January 29, 2016	January 29, 2016

/s/* Micky Arison	/s/* Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors	Directors
January 29, 2016	January 29, 2016

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 29, 2016	January 29, 2016

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 29, 2016	January 29, 2016

/s/*Debra Kelly-Ennis	/s/*Debra Kelly-Ennis
Debra Kelly-Ennis	Debra Kelly-Ennis
Director	Director
January 29, 2016	January 29, 2016

s/*Sir John Parker	s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 29, 2016	January 29, 2016

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 29, 2016	January 29, 2016

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 29, 2016	January 29, 2016

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 29, 2016	January 29, 2016

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)
January 29, 2016	January 29, 2016

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 22, 2016 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

INDEX TO EXHIBITS
4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Ordinary Share Certificate.	S-3	4.1	7/2/09
Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2	Amendment and Restatement Agreement dated June 16, 2014 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.1	10/3/14

10.3*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	2/27/98

10.4*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	3/30/07

10.5*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	2/22/91

10.6*	Consulting Agreement/ Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.7*	First Amendment to Consulting Agreement/ Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	2/25/93

10.8*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.9*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.10*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	4/2/09

10.11*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	2/28/00

INDEX TO EXHIBITS
10.12*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	3/30/07

10.13*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	2/28/01

10.14*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	2/28/02

10.15*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	6/30/09

10.16	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	7/12/02

10.17*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	3/28/06

10.18*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/14/03

10.19*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	4/14/03

10.20*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	4/8/04

10.21*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/8/04

10.22*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/7/05

10.23*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	10/7/05

10.24*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Unit.	10-Q	10.2	7/1/11

10.25*	Carnival Corporation 2011 Stock Plan Non-Employee Director Restricted Stock Award Agreement.	10-Q	10.3	7/1/11

10.26*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-K	10.39	1/29/15

10.27*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.	10-Q	10.2	3/28/08

10.28*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.7	4/2/09

INDEX TO EXHIBITS

10.29*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.8	4/2/09

10.30*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	4/1/10

10.31*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	4/1/10

10.32*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	7/1/10

10.33*	Form of Executive Restricted Stock Agreement for Executives with Executive Long-term Compensation Agreements for Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/12

10.34*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	3/30/12

10.35*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	10/3/13

10.36*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

10.37*	Employment Contract between Costa Crociere S.p.A and Michael Olaf Thamm effective June 30, 2012.	10-Q	10.1	4/2/14

10.38*	Addendum to Employment Contract between Costa Crociere S.p.A and Michael Olaf Thamm effective January 24, 2013.	10-Q	10.2	4/2/14

10.39*	Form of Performance-Based Restricted Stock Unit Agreement for Special Executive Award for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	4/2/14

10.40*	Form of Performance-Based Restricted Stock Unit Agreement for Special Executive Award for the Carnival plc 2005 Employee Share Plan.	10-Q	10.4	4/2/14

10.41*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/2/14

10.42*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2005 Employee Share Plan.	10-Q	10.2	7/2/14

10.43*	Carnival plc 2014 Employee Share Plan.	10-Q	10.3	7/2/14

INDEX TO EXHIBITS
10.44*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/1/15

10.45*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	7/1/15

10.46*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

10.47*	Addendum to Employment Contract between Costa Crociere S.p.A and Michael Olaf Thamm effective November 24, 2014.	10-Q	10.1	10/2/2015
Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Annual report to security holders

13	Portions of 2015 Annual Report.				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

Power of attorney

24
Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold W. Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2015 joint Annual Report on Form 10-K and any future amendments on their behalf.
					X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Section 1350 certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Interactive data file
101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2015, as filed with the SEC on January 29, 2016 formatted in XBRL, are as follows:
	(i) the Consolidated Statements of Income for the years ended November 30, 2015, 2014 and 2013;	X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2015, 2014 and 2013;	X
	(iii) the Consolidated Balance Sheets at November 30, 2015 and 2014;	X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2015, 2014 and 2013;	X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2015, 2014 and 2013 and	X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.	X

*Indicates a management contract or compensation plan or arrangement.
**These items are furnished and not filed.