Form 10-Q
period 2016-02-29
CARNIVAL CORP; CARNIVAL PLC
filed 2016-03-31
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 25, 2016, Carnival Corporation had outstanding 562,136,939 shares of Common Stock, $0.01 par value.
At March 25, 2016, Carnival plc had outstanding 216,456,140 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 562,136,939, Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 29/28,
	2016	2015
Revenues
Cruise
Passenger tickets	$2,718	$2,632
Onboard and other	923	889
Tour and other	10	10
	3,651	3,531
Operating Costs and Expenses
Cruise
Commissions, transportation and other	582	586
Onboard and other	117	111
Payroll and related	492	467
Fuel	187	318
Food	247	239
Other ship operating	604	598
Tour and other	14	16
	2,243	2,335
Selling and administrative	551	529
Depreciation and amortization	423	401
	3,217	3,265
Operating Income	434	266
Nonoperating (Expense) Income
Interest income	2	2
Interest expense, net of capitalized interest	(52)	(57)
Losses on fuel derivatives	(236)	(169)
Other (expense) income, net	(5)	10
	(291)	(214)
Income Before Income Taxes	143	52
Income Tax Expense, Net	(1)	(3)
Net Income	$142	$49
Earnings Per Share
Basic	$0.18	$0.06
Diluted	$0.18	$0.06
Dividends Declared Per Share	$0.30	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in millions)

	Three Months Ended February 29/28,
	2016	2015
Net Income	$142	$49
Items Included in Other Comprehensive Loss
Change in foreign currency translation adjustment	(208)	(683)
Other	6	(40)
Other Comprehensive Loss	(202)	(723)
Total Comprehensive Loss	$(60)	$(674)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 29, 2016	November 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$778	$1,395
Trade and other receivables, net	311	303
Insurance recoverables	112	109
Inventories	333	330
Prepaid expenses and other	326	314
Total current assets	1,860	2,451
Property and Equipment, Net	31,677	31,818
Goodwill	2,980	3,010
Other Intangibles	1,294	1,308
Other Assets	635	650
	$38,446	$39,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$265	$30
Current portion of long-term debt	813	1,344
Accounts payable	619	627
Accrued liabilities and other	1,632	1,683
Customer deposits	3,335	3,272
Total current liabilities	6,664	6,956
Long-Term Debt	7,990	7,413
Other Long-Term Liabilities	1,167	1,097
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 654 shares at 2016 and 653 shares at 2015 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2016 and 2015 issued	358	358
Additional paid-in capital	8,592	8,562
Retained earnings	19,976	20,060
Accumulated other comprehensive loss	(1,943)	(1,741)
Treasury stock, 89 shares at 2016 and 70 shares at 2015 of Carnival Corporation and 26 shares at 2016 and 27 shares at 2015 of Carnival plc, at cost	(4,365)	(3,475)
Total shareholders’ equity	22,625	23,771
	$38,446	$39,237
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 29/28,
	2016	2015
OPERATING ACTIVITIES
Net income	$142	$49
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	423	401
Losses on fuel derivatives	236	169
Share-based compensation	16	11
Other, net	9	4
Changes in operating assets and liabilities
Receivables	(18)	(21)
Inventories	(4)	7
Insurance recoverables, prepaid expenses and other	(12)	20
Accounts payable	(7)	6
Accrued and other liabilities	(75)	(35)
Customer deposits	88	160
Net cash provided by operating activities	798	771
INVESTING ACTIVITIES
Additions to property and equipment	(330)	(942)
Payments of fuel derivative settlements	(88)	(42)
Collateral payments for fuel derivatives	(57)	(15)
Other, net	16	25
Net cash used in investing activities	(459)	(974)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	235	210
Principal repayments of long-term debt	(628)	(336)
Proceeds from issuance of long-term debt	555	472
Dividends paid	(232)	(194)
Purchases of treasury stock	(916)	—
Sales of treasury stock	40	—
Other, net	(1)	(1)
Net cash (used in) provided by financing activities	(947)	151
Effect of exchange rate changes on cash and cash equivalents	(9)	1
Net decrease in cash and cash equivalents	(617)	(51)
Cash and cash equivalents at beginning of period	1,395	331
Cash and cash equivalents at end of period	$778	$280
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

Basis of Presentation
The Consolidated Balance Sheet at February 29, 2016 and the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows for the three months ended February 29/28, 2016 and 2015 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2015 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2016. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $136 million and $135 million for the three months ended February 29/28, 2016 and 2015, respectively.

During the three months ended February 29/28, 2016 and 2015, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $242 million and $250 million, respectively, and are substantially all included in other ship operating expenses.

Accounting Pronouncements

In 2014, amended guidance was issued by the Financial Accounting Standards Board ("FASB") regarding the accounting for Service Concession Arrangements. The new guidance defines a service concession as an arrangement between a public-sector grantor, such as a port authority, and a company that will operate and maintain the grantor's infrastructure for a specified period of time. In exchange, the company may be given a right to charge the public, such as our cruise guests, for the use of the infrastructure. This guidance required us to record certain of the infrastructure we had constructed to be used by us pursuant to a service concession arrangement outside of property and equipment. On December 1, 2015, we adopted this guidance and, accordingly, reclassified $70 million from Property and Equipment, Net to Other Intangibles on our November 30, 2015 Consolidated Balance Sheet (see "Note 4 - Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis").

In 2014, the FASB issued amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in U.S. GAAP. This guidance is required to be adopted by us in the first quarter of fiscal 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In 2015, the FASB issued amended guidance regarding accounting for Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is required to be adopted by us in the first quarter of fiscal 2017, and should be applied on a retrospective basis. The adoption of this guidance is not expected to have a significant impact on our Consolidated Balance Sheets.

In 2016, the FASB issued guidance regarding accounting for Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is required to be adopted by us in the first quarter of fiscal 2020. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

NOTE 2 – Unsecured Debt

At February 29, 2016, our short-term borrowings consisted of commercial paper of $240 million and euro-denominated bank loans of $25 million with an aggregate weighted-average floating interest rate of 0.8%.

In February 2016, we issued $555 million of euro-denominated, publicly-traded notes, which bear interest at 1.625% and are due in February 2021. We are using the net proceeds for general corporate purposes.

NOTE 3 – Contingencies
Litigation
The UK Maritime & Coastguard Agency and the U.S. Department of Justice are investigating allegations that Caribbean Princess breached international pollution laws. We are cooperating with the investigations, including conducting our own internal investigation into the matter. The ultimate outcome of this matter cannot be determined at this time, however, we do not expect it to have a material impact on our results of operations.
As a result of a January 2012 ship incident, litigation claims and investigations, including, but not limited to, those arising from personal injury, loss of or damage to personal property, business interruption losses and environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us.  The ultimate outcome of these matters cannot be determined at this time. However, we do not expect these matters to have a significant impact on our results of operations because we have insurance coverage for these types of third-party claims.
Additionally, in the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. Management believes the ultimate outcome of these claims and lawsuits will not have a material impact on our consolidated financial statements.
Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At February 29, 2016, Carnival Corporation had estimated contingent obligations totaling $359 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.
In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that it would, as of February 29, 2016, be responsible for a termination payment of $13 million. In January 2016, Carnival Corporation elected to exercise its options to terminate each of these LILO transactions on January 1, 2017 for one ship and January 1, 2018 for the other, at no cost to it.
If the credit rating of one of the financial institutions who is directly paying the contingent obligations falls below AA-, or below A- for the other financial institution, then Carnival Corporation will be required to replace the applicable financial institution with another financial institution whose credit rating is at least AA or meets other specified credit requirements. In such circumstances, it would incur additional costs, although we estimate that they would not be significant to our consolidated financial statements. The financial institution payment undertaker subject to the AA- credit rating threshold has a credit rating of AA, and the financial institution subject to the A- credit rating threshold has a credit rating of A+. If Carnival Corporation's credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $26 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.
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
The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments.  Creditworthiness did not have a significant impact on the fair values of our financial instruments at February 29, 2016 and November 30, 2015. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The carrying values and estimated fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	February 29, 2016				November 30, 2015
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$579	$579	$—	$—	$647	$647	$—	$—
Restricted cash (b)	3	3	—	—	7	7	—	—
Long-term other assets (c)	117	1	86	31	119	1	87	31
Total	$699	$583	$86	$31	$773	$655	$87	$31
Liabilities
Fixed rate debt (d)	$5,203	$—	$5,463	$—	$5,193	$—	$5,450	$—
Floating rate debt (d)	3,865	—	3,796	—	3,594	—	3,589	—
Total	$9,068	$—	$9,259	$—	$8,787	$—	$9,039	$—

(a)
Cash and cash equivalents are comprised of cash on hand, and at November 30, 2015 also included a money market deposit account and time deposits. Due to their short maturities, the carrying values approximate their fair values.

(b)	Restricted cash is comprised of a money market deposit account.

(c)
At February 29, 2016 and November 30, 2015, long-term other assets were substantially all comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(d)
Debt does not include the impact of interest rate swaps. The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at February 29, 2016 and November 30, 2015 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At February 29, 2016 and November 30, 2015, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at February 29, 2016 and November 30, 2015 being slightly higher than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	February 29, 2016			November 30, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$199	$—	$—	$748	$—	$—
Restricted cash (b)	23	—	—	22	—	—
Marketable securities held in rabbi trusts (c)	97	6	—	105	8	—
Derivative financial instruments (d)	—	14	—	—	29	—
Long-term other asset (e)	—	—	21	—	—	21
Total	$319	$20	$21	$875	$37	$21
Liabilities
Derivative financial instruments (d)	$—	$718	$—	$—	$625	$—
Total	$—	$718	$—	$—	$625	$—

(a)	Cash equivalents are comprised of money market funds.

(b)	The majority of restricted cash is comprised of money market funds.

(c)
At February 29, 2016 and November 30, 2015, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

(e)
Long-term other asset is comprised of an auction-rate security. The fair value was based on a broker quote in an inactive market, which is considered a Level 3 input. During the three months ended February 29, 2016, there were no purchases or sales pertaining to this auction rate security.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Sale of Ship
In March 2016, we entered into a bareboat charter/sale agreement under which the 1,546-passenger capacity Pacific Pearl will be chartered to an unrelated entity from April 2017 through April 2027. Under this agreement, ownership of Pacific Pearl will be transferred to the buyer in April 2027. This transaction did not meet the criteria to qualify as a sales-type lease and, accordingly, it will be accounted for as an operating lease whereby we recognize the charter revenue over the term of the agreement.
Valuation of Goodwill and Other Intangibles
The reconciliation of the changes in the carrying amounts of our goodwill, which has been allocated to our North America and Europe, Australia & Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2015	$1,898	$1,112	$3,010
Foreign currency translation adjustment	—	(30)	(30)
Balance at February 29, 2016	$1,898	$1,082	$2,980

At July 31, 2015, all of our cruise brands carried goodwill, except for Seabourn and Fathom. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired.
The reconciliation of the changes in the carrying amounts of our other intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2015	$927	$307	$1,234
Foreign currency translation adjustment	—	(10)	(10)
Balance at February 29, 2016	$927	$297	$1,224
At July 31, 2015, we also performed our annual trademark impairment reviews for our cruise brands that have trademarks recorded, which are AIDA Cruises ("AIDA"), P&O Cruises (Australia), P&O Cruises (UK) and Princess. No trademarks were considered to be impaired at this time.
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
The reconciliation of the changes in the net carrying amounts of our other intangible assets subject to amortization, which represent port usage rights, was as follows (in millions):

	Cruise Support	EAA Cruise Brands	Total
Balance at November 30, 2015 (See "Note 1 - General")	$62	$12	$74
Amortization	(1)	—	(1)
Foreign currency translation adjustment	(3)	—	(3)
Balance at February 29, 2016	$58	$12	$70
Port usage rights are stated at cost. Amortization is computed using the straight-line method over the shorter of the arrangement term or their expected useful lives.

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

The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	February 29, 2016	November 30, 2015
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$11	$14
	Other assets – long-term	3	13
Interest rate swaps (b)	Prepaid expenses and other	—	2
Total derivative assets		$14	$29
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$2	$—
	Other long-term liabilities	4	—
Interest rate swaps (b)	Accrued liabilities and other	12	11
	Other long-term liabilities	32	27
Foreign currency zero cost collars (c)	Accrued liabilities and other	3	—
	Other long-term liabilities	13	26
		66	64
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	240	227
	Other long-term liabilities	412	334
		652	561
Total derivative liabilities		$718	$625

(a)
We had foreign currency forwards totaling $186 million at February 29, 2016 and $43 million at November 30, 2015 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At February 29, 2016, these foreign currency forwards settle through July 2017. We also had foreign currency swaps totaling $399 million at February 29, 2016 and $387 million at November 30, 2015 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At February 29, 2016 and November 30, 2015, these foreign currency swaps settle through September 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $575 million at February 29, 2016 and $568 million at November 30, 2015 of EURIBOR-based floating rate euro debt to fixed rate euro debt. These interest rate swaps settle through March 2025. In addition, at November 30, 2015, we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At November 30, 2015, these interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settled in February 2016.

(c)
At February 29, 2016 and November 30, 2015, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At February 29, 2016 and November 30, 2015, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	February 29, 2016
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$20	$(6)	$14	$(14)	$—
Liabilities	$724	$(6)	$718	$(14)	$704

	November 30, 2015
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$73	$(44)	$29	$(29)	$—
Liabilities	$669	$(44)	$625	$(29)	$596
The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive loss were as follows (in millions):

	Three Months Ended February 29/28,
	2016	2015
Net investment hedges	$(13)	$39
Foreign currency zero cost collars – cash flow hedges	$10	$(37)
Interest rate swaps – cash flow hedges	$(3)	$(2)
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At February 29, 2016 and November 30, 2015, we had $82 million and $25 million, respectively, of collateral posted to one of our fuel derivative counterparties. At February 29, 2016 and November 30, 2015, no collateral was required to be received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of February 29, 2016 and November 30, 2015 and for the three months ended February 29/28, 2016 and 2015 where such impacts were not significant.
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

Our unrealized and realized losses on fuel derivatives were as follows (in millions):

	Three Months Ended February 29/28,
	2016	2015
Unrealized losses on fuel derivatives	$145	$112
Realized losses on fuel derivatives	91	57
Losses on fuel derivatives	$236	$169

At February 29, 2016, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2016 (Q2 - Q4)
	June 2012	2,673	$75	$108
	February 2013	1,620	$80	$120
	April 2013	2,250	$75	$115
		6,543
Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114
	October 2014	1,020	$80	$113
		8,124
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, substantially all sterling. We have designated $2.4 billion as of February 29, 2016 and $2.6 billion as of November 30, 2015 of our foreign currency intercompany payables as non-derivative hedges of our net investments in foreign operations. Accordingly, we have included $691 million at February 29, 2016 and $509 million at November 30, 2015 of cumulative foreign currency transaction non-derivative gains in the cumulative translation adjustment component of AOCI, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three months ended February 29/28, 2016 and 2015, we recognized foreign currency non-derivative transaction gains of $182 million and $72 million, respectively, in the cumulative translation adjustment component of AOCI.
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

In January 2015, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of Majestic Princess' and Seabourn Encore's euro-denominated shipyard payments. The Majestic Princess' collars mature in March 2017 at a weighted-average ceiling of $590 million and a weighted-average floor of $504 million. The Seabourn Encore's collars mature in November 2016 at a weighted-average ceiling of $221 million and a weighted-average floor of $185 million. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.

At February 29, 2016, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $1.9 billion and substantially relates to Carnival Cruise Line, Holland America Line, P&O Cruises (Australia) and Seabourn newbuilds scheduled to be delivered through 2019.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At February 29, 2016, 64% and 36% (60% and 40% at November 30, 2015) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps. In addition, to the extent that we have excess cash available for investment, we purchase high quality short-term investments with floating interest rates, which offset a portion of the impact of interest rate fluctuations arising from our floating interest rate debt portfolio.

Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not material at February 29, 2016, is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of these significant counterparties is remote.
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
Our North America cruise segment includes Carnival Cruise Line, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa, Cunard, P&O Cruises (Australia) and P&O Cruises (UK). These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other services that are provided for the benefit of our cruise brands and Fathom's pre-launch selling, general and administrative expenses.
Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and three ships that we bareboat charter to unaffiliated entities.

Selected information for our segments was as follows (in millions):

	Three Months Ended February 29/28,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2016
North America Cruise Brands	$2,218	$1,315	$311	$255	$337
EAA Cruise Brands	1,389	910	175	147	157
Cruise Support	34	5	63	11	(45)
Tour and Other	10	13	2	10	(15)
	$3,651	$2,243	$551	$423	$434
2015
North America Cruise Brands	$2,193	$1,377	$287	$246	$283
EAA Cruise Brands	1,303	943	179	138	43
Cruise Support	26	(1)	61	6	(40)
Tour and Other	9	16	2	11	(20)
	$3,531	$2,335	$529	$401	$266

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 29/28,
	2016	2015
Net income for basic and diluted earnings per share	$142	$49
Weighted-average common and ordinary shares outstanding	766	777
Dilutive effect of equity plans	3	2
Diluted weighted-average shares outstanding	769	779
Basic and diluted earnings per share	$0.18	$0.06

NOTE 7 – Shareholders' Equity
During the three months ended February 29, 2016, we repurchased 18.4 million shares of Carnival Corporation common stock for $877 million under our general repurchase authorization program (“Repurchase Program”). From March 1, 2016 through March 25, 2016, we repurchased 2.6 million shares of Carnival Corporation common stock for $124 million under the Repurchase Program. At March 25, 2016, the remaining availability under the Repurchase Program was $698 million.
During the three months ended February 29, 2016, Carnival Investments Limited ("CIL"), a subsidiary of Carnival Corporation, sold 891 thousand of Carnival plc ordinary shares for net proceeds of $40 million. Substantially all of the net proceeds from these sales were used to purchase 891 thousand shares of Carnival Corporation common stock. Pursuant to our Stock Swap (“Stock Swap”) program, Carnival Corporation sold these Carnival plc ordinary shares owned by CIL only to the extent it was able to repurchase shares of Carnival Corporation common stock in the U.S. on at least an equivalent basis.

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
Forward-looking statements include those statements that may impact, among other things, the forecasting of our adjusted earnings per share; net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; net cruise costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill, ship and trademark fair values and outlook. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

•
Incidents, such as ship incidents, security incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and the related adverse publicity affecting our reputation and the health, safety, security and satisfaction of guests and crew;

•	Economic conditions and adverse world events affecting the safety and security of travel, such as civil unrest, armed conflicts and terrorist attacks;

•	Changes in and compliance with laws and regulations relating to environment, health, safety, security, tax and anti-corruption under which we operate;

•	Disruptions and other damages to our information technology and other networks and operations, and breaches in data security;

•	Ability to recruit, develop and retain qualified personnel;

•	Increases in fuel prices;

•	Fluctuations in foreign currency exchange rates;

•	Misallocation of capital among our ship, joint venture and other strategic investments;

•	Future operating cash flow may not be sufficient to fund future obligations and we may be unable to obtain financing;

•	Deterioration of our cruise brands' strengths and our inability to implement our strategies;

•
Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain and reductions in the availability of, and increases in the prices for, the services and products provided by these vendors;

•
Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations and increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages;

•	Failure to keep pace with developments in technology;

•
Geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect and our international operations are subject to additional risks not generally applicable to our U.S. operations;

•	Competition from and overcapacity in the cruise ship and land-based vacation industry;

•	Economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;

•	Litigation, enforcement actions, fines or penalties;

•	Lack of continuing availability of attractive, convenient and safe port destinations on terms that are favorable or consistent with our expectations;

•	Union disputes and other employee relationship issues;

•	Decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates;

•	Reliance on third-party providers of various services integral to the operations of our business;

•	Business activities that involve our co-investment with third parties;

•	Disruptions in the global financial markets or other events that may negatively affect the ability of our counterparties and others to perform their obligations to us;

•	Our shareholders may be subject to the uncertainties of a foreign legal system since Carnival Corporation and Carnival plc are not U.S. corporations;

•	Small group of shareholders may be able to effectively control the outcome of shareholder voting;

•
Provisions in Carnival Corporation’s and Carnival plc’s constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interests and

•	The DLC arrangement involves risks not associated with the more common ways of combining the operations of two companies.
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

Outlook

On March 30, 2016, we said that we expected our adjusted diluted earnings per share for the 2016 second quarter to be in the range of $0.34 to $0.38 and 2016 full year to be in the range of $3.20 to $3.40 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	2016 Second Quarter	2016 Full Year
Fuel cost per metric ton consumed	$239	$244
Currencies
U.S. dollar to euro	$1.11	$1.11
U.S. dollar to sterling	$1.43	$1.44
U.S. dollar to Australian dollar	$0.75	$0.74
U.S. dollar to Canadian dollar	$0.75	$0.74

The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above including, but not limited to, incidents, such as ship incidents, security incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and the related adverse publicity, economic conditions and adverse world events, changes in and compliance with various laws and regulations under which we operate and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statements together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2015 Form 10-K.

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

Statistical Information

	Three Months Ended February 29/28,
	2016	2015
Available lower berth days ("ALBDs") (in thousands) (a) (b)	19,290	18,584
Occupancy percentage (c)	104.0%	103.1%
Passengers carried (in thousands)	2,559	2,463
Fuel consumption in metric tons (in thousands)	816	783
Fuel consumption in metric tons per ALBD	0.042	0.042
Fuel cost per metric ton consumed	$229	$406
Currencies
U.S. dollar to euro	$1.10	$1.17
U.S. dollar to sterling	$1.45	$1.53
U.S. dollar to Australian dollar	$0.71	$0.81
U.S. dollar to Canadian dollar	$0.73	$0.82

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

(b)
For the three months ended February 29, 2016 compared to the three months ended February 28, 2015, we had a 3.8% capacity increase in ALBDs comprised of a 12.6% capacity increase in our EAA brands, while our North America brands’ capacity decreased by 1.4%.

Our EAA brands’ capacity increase was caused by:
•full quarter impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015;
•transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises (Australia) in 2015;
•fewer ship dry-dock days in 2016 compared to 2015 and
•more ship operating days in 2016 compared to 2015 due to the 2016 leap year and pro rated voyages.

Our North America brands’ capacity decrease was caused by:
•transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises (Australia) in 2015 and
•more ship dry-dock days in 2016 compared to 2015.

These decreases were partially offset by more ship operating days in 2016 compared to 2015 due to the 2016 leap year and pro rated voyages.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 29, 2016 (“2016”) Compared to Three Months Ended February 28, 2015 (“2015”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2016 total revenues. Cruise passenger ticket revenues increased by $86 million, or 3.3%, to $2.7 billion in 2016 from $2.6 billion in 2015.

This increase was caused by:

•	$100 million - 3.8% capacity increase in ALBDs;

•
$31 million - an accounting reclassification in our EAA segment, which has no impact on our operating income as the increase in passenger ticket revenues is fully offset by an increase in operating expenses ("accounting reclassification");

•	$24 million - slight increase in occupancy and

•
$21 million - increase in cruise ticket pricing, driven primarily by improvements in the Caribbean for both our North America and EAA brands and year round European programs for our EAA brands, partially offset by unfavorable foreign currency transactional impacts.

These increases were partially offset by:

•	$79 million - foreign currency translational impact from a stronger U.S. dollar against the euro, sterling and the
Australian dollar (“foreign currency translational impact”) and

•	$14 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 26% of 2016 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $34 million, or 3.9% to $923 million in 2016 from $889 million in 2015.

This increase was caused by:

•	$34 million - 3.8% capacity increase in ALBDs and

•	$11 million - higher onboard spending by our guests.

These increases were partially offset by the foreign currency translational impact, which accounted for $19 million.
Onboard and other revenues included concession revenues that decreased by $9 million, or 3.8% to $227 million in 2016 compared to $236 million in 2015.

North America Brands

Cruise passenger ticket revenues made up 72% of our North America brands' 2016 total revenues. Cruise passenger ticket revenues slightly increased by $15 million and remained at $1.6 billion in both 2016 and 2015.

The majority of the slight increase was due to a 2.0 percentage point increase in occupancy, which accounted for $30 million, partially offset by a 1.4% capacity decrease in ALBDs, which accounted for $22 million. Cruise ticket pricing increases for North America were affected by significant unfavorable foreign currency transactional impacts.

The remaining 28% of our North America brands' 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $11 million, or 1.7%, to $630 million in 2016 from $619 million in 2015.  This increase was caused by a 2.0 percentage point increase in occupancy, which accounted for $12 million.

Onboard and other revenues included concession revenues that decreased by $11 million, or 6.8%, to $151 million in 2016 from $162 million in 2015.

EAA Brands

Cruise passenger ticket revenues made up 82% of our EAA brands' 2016 total revenues. Cruise passenger ticket revenues increased by $74 million, or 6.9%, and remained at $1.1 billion in both 2016 and 2015.

This increase was caused by:

•	$134 million - 12.6% capacity increase in ALBDs;

•	$31 million - an accounting reclassification and

•	$20 million - increase in cruise ticket pricing, driven primarily by improvements in the Caribbean and year round European programs.

These increases were partially offset by:

•	$79 million - foreign currency translational impact and

•	$27 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 18% of our EAA brands' 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $12 million, or 5.1%, to $254 million in 2016 from $242 million in 2015.

This increase was caused by a 12.6% capacity increase in ALBDs, which accounted for $30 million, partially offset by the foreign currency translational impact, which accounted for $19 million.

Onboard and other revenues included concession revenues that increased by $2 million, or 2.7%, to $76 million in 2016 from $74 million in 2015.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $92 million, or 3.9%, to $2.2 billion in 2016 from $2.3 billion in 2015.

This decrease was caused by:

•	$144 million - lower fuel prices;

•	$60 million - foreign currency translational impact and

•	$21 million - decrease in air transportation costs related to guests who purchased their tickets from us.

These decreases were partially offset by:

•	$88 million - 3.8% capacity increase in ALBDs;

•	$31 million - an accounting reclassification and

•	$20 million - nonrecurrence of a gain on a litigation settlement in 2015.

Selling and administrative expenses increased by $22 million, or 4.1% to $551 million in 2016 from $529 million in 2015.

This increase was caused by:

•	$20 million - 3.8% capacity increase in ALBDs and

•	$15 million - higher selling and administrative expenses.

These increases were partially offset by the foreign currency translational impact, which accounted for $13 million.

Depreciation and amortization expenses increased by $22 million, or 5.5%, to $423 million in 2016 from $401 million in 2015.

This increase was caused by:

•	$20 million - increase due to improvements to existing ships and shoreside assets and

•	$15 million - 3.8% capacity increase in ALBDs.

These increases were partially offset by the foreign currency translational impact, which accounted for $11 million.

Our total costs and expenses as a percentage of revenues decreased to 88% in 2016 from 92% in 2015. Lower fuel prices in 2016 compared to 2015 caused the four percentage point decrease in our total costs and expenses as a percentage of revenues.

North America Brands

Operating costs and expenses decreased by $62 million, or 4.5%, to $1.3 billion in 2016 from $1.4 billion in 2015.

This decrease was caused by:

•	$92 million - lower fuel prices;

•	$20 million - 1.4% capacity decrease in ALBDs and

•	$16 million - various other operating expenses, net, which included favorable foreign currency transactional impacts.

These decreases were partially offset by:

•	$37 million - higher dry-dock expenses;

•	$19 million - nonrecurrence of a gain on a litigation settlement in 2015 and

•	$10 million - 2.0 percentage point increase in occupancy.

Selling and administrative expenses increased by $24 million, or 8.4% to $311 million in 2016 from $287 million in 2015. This was caused by higher selling and administrative expenses, which accounted for $28 million.

Depreciation and amortization expenses increased by $9 million, or 3.7%, to $255 million in 2016 from $246 million in 2015. This increase was caused by improvements to existing ships and shoreside assets, which accounted for $13 million.

Our total costs and expenses as a percentage of revenues decreased to 85% in 2016 from 87% in 2015. Assuming 2016 fuel prices remained constant with 2015, our total costs and expenses as a percentage of revenues would have increased to 89% in 2016 from 87% in 2015.

EAA Brands

Operating costs and expenses decreased by $33 million, or 3.5%, to $910 million in 2016 from $943 million in 2015.

This decrease was caused by:

•	$60 million - foreign currency translational impact;

•	$51 million - lower fuel prices;

•	$47 million - lower dry-dock expenses and

•	$32 million - decrease in air transportation costs related to guests who purchased their tickets from us.

These decreases were partially offset by:

•	$119 million - 12.6% capacity increase in ALBDs and

•	$31 million - an accounting reclassification.

Selling and administrative expenses decreased by $4 million, or 2.2% to $175 million in 2016 from $179 million in 2015.

This decrease was caused by:

•	$14 million - lower selling and administrative expenses and

•	$13 million - foreign currency translational impact.

These decreases were partially offset by a 12.6% capacity increase in ALBDs, which accounted for $22 million.

Depreciation and amortization expenses increased by $9 million, or 6.5%, to $147 million in 2016 from $138 million in 2015. This increase was primarily due to a 12.6% capacity increase in ALBDs, which accounted for $17 million, partially offset by the foreign currency translational impact, which accounted for $11 million.

Our total costs and expenses as a percentage of revenues decreased to 89% in 2016 from 97% in 2015. Lower fuel prices in 2016 compared to 2015 caused almost half of the eight percentage point decrease in our total costs and expenses as a percentage of revenues.

Operating Income

Our consolidated operating income increased by $168 million, or 63%, to $434 million in 2016 from $266 million in 2015. Our North America brands’ operating income increased by $54 million, or 19%, to $337 million in 2016 from $283 million in 2015, and our EAA brands’ operating income increased by $114 million, or 265% to $157 million in 2016 from $43 million in 2015. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Losses on fuel derivatives were comprised of the following (in millions):

	Three Months Ended February 29/28,
	2016	2015
Unrealized losses on fuel derivatives	$145	$112
Realized losses on fuel derivatives	91	57
Losses on fuel derivatives	$236	$169

Other (expense) income, net changed to $(5) million in 2016 from $10 million in 2015 principally due to losses from nonoperating foreign currency transactions.

Key Performance Non-GAAP Financial Indicators

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segments’ financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business; gains and losses on ship sales and ship impairments, net; and restructuring and other expenses that are not part of our core operating business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements.

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

Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segments’ costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. In addition, we exclude gains and losses on ship sales and ship impairments, net and restructuring and other expenses from our calculation of net cruise costs with and without fuel as they are not considered part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we also believe it is more meaningful for gains and losses on ship sales and ship impairments, net and restructuring and other expenses to be excluded from our net income and earnings per share and, accordingly, we present adjusted net income and adjusted earnings per share excluding these items.

In addition, our EAA cruise brands utilize the euro, sterling and Australian dollar as their functional currency, the monetary unit of the primary economic environment in which they operate, to measure their results and financial condition. This subjects us to foreign currency translational risk. All of our North America and EAA cruise brands also have revenues and expenses that are in a currency other than their functional currency. This subjects us to foreign currency transactional risk.

We report non-GAAP financial measures on a “constant dollar” and “constant currency” basis assuming the 2016 period currency exchange rates have remained constant with the 2015 period rates. These metrics facilitate a comparative view for the changes in our business in an environment with fluctuating exchange rates.

Constant dollar reporting is a Non-GAAP financial measure that removes only the impact of changes in exchange rates on the translation of our EAA brands.

Constant currency reporting is a Non-GAAP financial measure that removes the impact of changes in exchange rates on the translation of our EAA brands (as in constant dollar) plus the transactional impact of changes in exchange rates from revenues and expenses that are denominated in a currency other than the functional currency for both our North America and EAA brands.

Examples:

•
The translation of our EAA brand operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies.

•
Our North America brands have a U.S. dollar functional currency but also have revenue and expense transactions in currencies other than the U.S. dollar. If the U.S. dollar strengthens against these other currencies, it reduces the U.S. dollar revenues and expenses. If the U.S. dollar weakens against these other currencies, it increases the U.S. dollar revenues and expenses.

•
Our EAA brands have a euro, sterling and Australian dollar functional currency but also have revenue and expense transactions in currencies other than their functional currency. If their functional currency strengthens against these other currencies, it reduces the functional currency revenues and expenses. If the functional currency weakens against these other currencies, it increases the functional currency revenues and expenses.

Under U.S. GAAP, the realized and unrealized gains and losses on fuel derivatives not qualifying as fuel hedges are recognized currently in earnings. We believe that unrealized gains and losses on fuel derivatives are not an indication of our earnings performance since they relate to future periods and may not ultimately be realized in our future earnings. Therefore, we believe it is more meaningful for the unrealized gains and losses on fuel derivatives to be excluded from our net income and earnings per share and, accordingly, we present adjusted net income and adjusted earnings per share excluding these unrealized gains and losses.

We have excluded from our earnings guidance the impact of unrealized gains and losses on fuel derivatives because we do not believe they are an indication of our future earnings performance. Accordingly, our earnings guidance is presented on an adjusted basis only. As a result, management has not provided a reconciliation between forecasted adjusted earnings per share guidance and forecasted U.S. GAAP earnings per share guidance because it would be too difficult to prepare a reliable U.S. GAAP quantitative reconciliation without unreasonable effort. However, we do forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period.

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The presentation of our non-GAAP financial information is not intended to be considered in isolation from, as substitute for, or superior to the financial information prepared in accordance with U.S. GAAP. There are no specific rules for determining our non-GAAP as reported, constant dollar and constant currency financial measures and, accordingly, they are susceptible to varying calculations, and it is possible that they may not be exactly comparable to the like-kind information presented by other companies, which is a potential risk associated with using these measures to compare us to other companies.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended February 29/28,
	2016	2016 Constant Dollar	2015

Passenger ticket revenues	$2,718	$2,797	$2,632
Onboard and other revenues	923	942	889
Gross cruise revenues	3,641	3,739	3,521
Less cruise costs
Commissions, transportation and other	(582)	(604)	(586)
Onboard and other	(117)	(120)	(111)
	(699)	(724)	(697)
Net passenger ticket revenues	2,136	2,193	2,046
Net onboard and other revenues	806	822	778
Net cruise revenues	$2,942	$3,015	$2,824
ALBDs	19,289,910	19,289,910	18,583,880
Gross revenue yields	$188.77	$193.84	$189.46
% (decrease) increase vs. 2015	(0.4)%	2.3%
Net revenue yields	$152.50	$156.30	$151.98
% increase vs. 2015	0.3%	2.8%
Net passenger ticket revenue yields	$110.71	$113.68	$110.09
% increase vs. 2015	0.6%	3.3%
Net onboard and other revenue yields	$41.78	$42.62	$41.88
% (decrease) increase vs. 2015	(0.2)%	1.8%

	Three Months Ended February 29/28,
	2016	2016 Constant Currency	2015
Net passenger ticket revenues	$2,136	$2,267	$2,046
Net onboard and other revenues	806	831	778
Net cruise revenues	2,942	3,098	2,824
ALBDs	19,289,910	19,289,910	18,583,880

Net revenue yields	$152.50	$160.60	$151.98
% increase vs. 2015	0.3%	5.7%
Net passenger ticket revenue yields	$110.71	$117.54	$110.09
% increase vs. 2015	0.6%	6.8%
Net onboard and other revenue yields	$41.78	$43.05	$41.88
% (decrease) increase vs. 2015	(0.2)%	2.8%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended February 29/28,
	2016	2016 Constant Dollar	2015

Cruise operating expenses	$2,229	$2,289	$2,319
Cruise selling and administrative expenses	549	562	527
Gross cruise costs	2,778	2,851	2,846
Less cruise costs included above
Commissions, transportation and other	(582)	(604)	(586)
Onboard and other	(117)	(120)	(111)
Gain on ship sale	2	2	2
Other	(16)	(16)	—
Net cruise costs	2,065	2,113	2,151
Less fuel	(187)	(187)	(318)
Net cruise costs excluding fuel	$1,878	$1,926	$1,833
ALBDs	19,289,910	19,289,910	18,583,880
Gross cruise costs per ALBD	$144.02	$147.81	$153.15
% decrease vs. 2015	(6.0)%	(3.5)%
Net cruise costs per ALBD	$107.03	$109.57	$115.76
% decrease vs. 2015	(7.5)%	(5.3)%
Net cruise costs excluding fuel per ALBD	$97.35	$99.89	$98.66
% (decrease) increase vs. 2015	(1.3)%	1.3%

	Three Months Ended February 29/28,
	2016	2016 Constant Currency	2015
Net cruise costs excluding fuel	$1,878	$1,934	$1,833
ALBDs	19,289,910	19,289,910	18,583,880

Net cruise costs excluding fuel per ALBD	$97.35	$100.28	$98.66
% (decrease) increase vs. 2015	(1.3)%	1.6%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	February 29/28,
	2016	2015
Net income
U.S. GAAP net income	$142	$49
Unrealized losses on fuel derivatives	145	112
Gain on ship sale	(2)	(2)
Other	16	—
Adjusted net income	$301	$159
Weighted-average shares outstanding	769	779

Earnings per share
U.S. GAAP earnings per share	$0.18	$0.06
Unrealized losses on fuel derivatives	0.19	0.14
Gain on ship sale	—	—
Other	0.02	—
Adjusted earnings per share	$0.39	$0.20

Net cruise revenues increased by $117 million, or 4.2% to $2.9 billion in 2016 from $2.8 billion in 2015.
The increase in net cruise revenues was caused by:

•	$163 million - 5.7% increase in constant currency net revenue yields and

•	$107 million - 3.8% capacity increase in ALBDs.
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $153 million.
The 5.7% increase in net revenue yields on a constant currency basis was due to a 6.8% increase in net passenger ticket revenue yields and a 2.8% increase in net onboard and other revenue yields.
The 6.8% increase in net passenger ticket revenue yields was driven primarily by improvements in the Caribbean for both our North America and EAA brands and year round European programs for our EAA brands and 1.2 percentage points of this yield increase resulted from an accounting reclassification. This 6.8% increase in net passenger ticket revenue yields was comprised of a 7.1% increase from our North America brands and a 6.7% increase from our EAA brands.
The 2.8% increase in net onboard and other revenue yields was caused by a 4.6% increase from our North America brands and a slight increase from our EAA brands.
Gross cruise revenues increased by $120 million, or 3.4%, to $3.6 billion in 2016 from $3.5 billion in 2015 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $45 million, or 2.4%, to $1.9 billion in 2016 from $1.8 billion in 2015.
The increase in net cruise costs excluding fuel was caused by:

•	$70 million - 3.8% capacity increase in ALBDs and

•	$32 million - 1.6% increase in constant currency net cruise costs excluding fuel.
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $57 million.
The 1.6% increase in constant currency net cruise costs excluding fuel per ALBD was principally due to a 1.3 percentage point increase that resulted from an accounting reclassification.
Fuel costs decreased by $131 million, or 41%, to $187 million in 2016 from $318 million in 2015. This was caused by lower fuel prices, which accounted for $144 million, partially offset by a 3.8% capacity increase in ALBDs, which accounted for $12 million.
Gross cruise costs decreased by $68 million, or 2.4%, and remained at $2.8 billion in both 2016 and 2015 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital ("ROIC"), reaching double digit returns in the next two to three years, while maintaining a strong balance sheet. (We define ROIC as the twelve month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress). Our ability to generate significant operating cash flows allows us to internally fund our capital investments. We are committed to returning free cash flows to our shareholders in the form of dividends and/or share buybacks. In addition, we are committed to maintaining our strong investment grade credit ratings. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.
Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, ship improvements, debt service requirements, working capital needs and other firm commitments over the next several years. We believe that our ability to generate significant operating cash flows and our strong balance sheet as evidenced by our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain debt financing, as needed. Our future operating cash flows and our ability to issue debt can be adversely impacted by numerous factors outside our control including, but not limited to, some of those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to and cost of debt financing may be negatively impacted.
At February 29, 2016, we had a working capital deficit of $4.8 billion. This deficit included $3.3 billion of current customer deposits, which represent the passenger revenues already collected for cruises departing over the next twelve months and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our February 29, 2016 working capital deficit also included $1.1 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our February 29, 2016 working capital deficit balance, our adjusted working capital deficit was $391 million. Our business model, along with our strong balance sheet and unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.
At November 30, 2015, the U.S. dollar was $1.50 to sterling, $1.06 to the euro and $0.72 to the Australian dollar. Had these November 30, 2015 currency exchange rates been used to translate our February 29, 2016 non-U.S. dollar functional currency operations’ assets and liabilities instead of the February 29, 2016 U.S. dollar exchange rates of $1.39 to sterling, $1.09 to the euro and $0.71 to the Australian dollar, our total assets would have been higher by $100 million and our total liabilities would have been lower by $115 million.

Sources and Uses of Cash

Operating Activities
Our business provided $798 million of net cash from operations during the three months ended February 29, 2016, an increase of $27 million, or 3.5%, compared to $771 million for the same period in 2015. This increase was caused by more cash being provided from our operating results, partially offset by a smaller increase in customer deposits and more cash being used for our other working capital needs.
Investing Activities
During the three months ended February 29, 2016, net cash used in investing activities was $459 million. This was primarily due to our expenditures for capital projects, of which $54 million was spent on our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $207 million for ship improvements and replacements and $69 million for information technology, buildings and improvements and other assets. Finally, we paid $88 million of fuel derivative settlements and posted $57 million of collateral to one of our fuel derivative counterparties.
During the three months ended February 28, 2015, net cash used in investing activities was $974 million. This was substantially all from our expenditures for capital projects of $942 million, of which $584 million was spent on our ongoing new shipbuilding program, substantially all for P&O Cruises (UK)'s Britannia. In addition to our new shipbuilding program, we had capital expenditures of $307 million for ship improvements and replacements and $51 million for information technology, buildings and improvements and other assets. Finally, we paid $42 million of fuel derivative settlements and posted $15 million of collateral to one of our fuel derivative counterparties.

Financing Activities
During the three months ended February 29, 2016, net cash used in financing activities of $947 million was substantially due to the following:

•	borrowed a net $235 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $628 million of long-term debt;

•	issued $555 million of publicly-traded notes, which net proceeds are being used for general corporate purposes;

•	paid cash dividends of $232 million;

•
purchased $916 million of shares of Carnival Corporation common stock in open market transactions of which $877 million were purchased under our Repurchase Program and $39 million were purchased under our Stock Swap Program and

•	sold $40 million of treasury stock under our Stock Swap program.
During the three months ended February 28, 2015, net cash provided by financing activities of $151 million was caused by the following:

•	borrowed a net $210 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $336 million of long-term debt;

•	borrowed $472 million of long-term debt under an export credit facility and

•	paid cash dividends of $194 million.

Future Commitments and Funding Sources
Our contractual cash obligations as of February 29, 2016 have changed compared to November 30, 2015 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.”
The year-over-year percentage increase in our capacity is currently expected to be 1.9% for the 2016 second quarter, 4.0% for the 2016 third quarter and 4.5% for the 2016 fourth quarter. The year-over-year percentage increase in our annual capacity is currently expected to be 3.5% in 2016, 2.4% in 2017, 3.1% in 2018, 5.3% in 2019 and 7.2% in 2020. These percentage increases are expected to result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.
At February 29, 2016, we had liquidity of $8.4 billion. Our liquidity consisted of $505 million of cash and cash equivalents, which excludes $273 million of cash used for current operations, $2.5 billion available for borrowing under our revolving credit facilities, net of our commercial paper borrowings, and $5.4 billion under our committed future financings, which are comprised of ship export credit facilities. Of this $5.4 billion, $0.6 billion is available for funding in 2016, $0.5 billion in 2017, $1.9 billion in 2018, $0.8 billion in 2019 and $1.6 billion in 2020. At February 29, 2016, our revolving credit facilities are scheduled to mature in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.
Substantially all of our debt agreements contain financial covenants as described in Note 6 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2015 Form 10-K.  At February 29, 2016, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 4 - “Fair Value Measurements, Derivative Instruments and Hedging Activities” in these consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2015 Form 10-K.

Foreign Currency Exchange Rate Risks

At February 29, 2016 44% and 56% (50% and 50% at November 30, 2015) of our debt was U.S. dollar and euro-denominated, respectively, including the effect of foreign currency swaps.

We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. We execute transactions in a number of currencies other than their functional currencies, principally the euro, sterling and Australian, Canadian and U.S. dollars, which result in foreign currency transactional impacts. Based on a 10% hypothetical change in all currency exchange rates that were used in our March 30, 2016 guidance, we estimate (including both the foreign currency translational and transactional impacts) that our adjusted diluted earnings per share March 30, 2016 guidance would change by the following:

•	$0.27 per share on an annualized basis for 2016;

•	$0.18 per share for the remaining three quarters of 2016 and

•	$0.02 per share for the second quarter of 2016.

Fuel Price Risks

At February 29, 2016, the estimated fair value of our outstanding fuel derivative contracts was a $652 million liability.

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
Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 29, 2016, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the 2015 Form 10-K, and there has been no material change to these risk factors since the 2015 Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the 2015 Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

Our Boards of Directors have authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1.0 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). On January 28, 2016, the Boards of Directors approved a modification of the Repurchase Program authorization that increased the remaining authorized repurchases by $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.
During the three months ended February 29, 2016, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (b)
			(in millions)
December 1, 2015 through December 31, 2015	3,494,810	$50.97	$521
January 1, 2016 through January 31, 2016	5,320,868	$50.61	$1,251
February 1, 2016 through February 29, 2016	9,541,960	$45.03	$822
Total	18,357,638	$47.78
(a) No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
(b) During the three months ended February 29, 2016, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.
From March 1, 2016 through March 25, 2016, we repurchased an additional 2.6 million shares of Carnival Corporation common stock for $124 million under the Repurchase Program. At March 25, 2016, the remaining availability under the Repurchase Program was $698 million.
In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At March 25, 2016, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 26.0 million shares of Carnival Corporation common stock.
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
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at March 25, 2016. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or CIL through its sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or CIL was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and has 26.0 million shares remaining at March 25, 2016. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.
During the three months ended February 29, 2016, under the Stock Swap Programs, CIL sold 891 thousand Carnival plc ordinary shares through its sales agent, Merrill Lynch International ("MLI"), for total gross proceeds of $40 million and paid commission fees to MLI of $260 thousand and other governmental and regulatory transaction fees of $46 thousand. Substantially all of the net proceeds from these sales were used to purchase 891 thousand shares of Carnival Corporation common stock as further described below.
During the three months ended February 29, 2016, purchases of Carnival Corporation common stock pursuant to the Stock Swap program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Programs
			(in millions)
December 1, 2015 through December 31, 2015	—	$—	26.9
January 1, 2016 through January 31, 2016	—	$—	26.9
February 1, 2016 through February 29, 2016	891,000	$43.42	26.0
Total	891,000	$43.42
(a) No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
During the three months ended February 29, 2016, no Carnival Corporation common stock was sold and no Carnival plc ordinary shares were repurchased under the Stock Swap programs.

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, as filed with the Securities and Exchange Commission on March 31, 2016 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three months ended February 29/28, 2016 and 2015;	X
	(ii) the Consolidated Statements of Comprehensive Loss for the three months ended February 29/28, 2016 and 2015;	X
	(iii) the Consolidated Balance Sheets at February 29, 2016 and November 30, 2015;	X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 29/28, 2016 and 2015 and	X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.	X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

Date: March 31, 2016	Date: March 31, 2016