Form 10-Q
period 2016-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2016-07-01
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 24, 2016, Carnival Corporation had outstanding 550,891,342 shares of Common Stock, $0.01 par value.
At June 24, 2016, Carnival plc had outstanding 216,456,140 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 550,891,342, Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Revenues
Cruise
Passenger tickets	$2,696	$2,628	$5,414	$5,260
Onboard and other	978	927	1,901	1,816
Tour and other	31	35	42	44
	3,705	3,590	7,357	7,120
Operating Costs and Expenses
Cruise
Commissions, transportation and other	495	481	1,077	1,067
Onboard and other	123	114	240	225
Payroll and related	502	469	994	936
Fuel	196	333	383	650
Food	248	242	495	482
Other ship operating	667	734	1,271	1,332
Tour and other	27	31	41	47
	2,258	2,404	4,501	4,739
Selling and administrative	532	491	1,083	1,020
Depreciation and amortization	437	406	861	807
	3,227	3,301	6,445	6,566
Operating Income	478	289	912	554
Nonoperating (Expense) Income
Interest income	2	2	3	4
Interest expense, net of capitalized interest	(57)	(57)	(108)	(114)
Gains (losses) on fuel derivatives, net	171	(13)	(65)	(181)
Other income, net	13	5	8	15
	129	(63)	(162)	(276)
Income Before Income Taxes	607	226	750	278
Income Tax Expense, Net	(2)	(4)	(3)	(7)
Net Income	$605	$222	$747	$271
Earnings Per Share
Basic	$0.81	$0.29	$0.99	$0.35
Diluted	$0.80	$0.29	$0.98	$0.35
Dividends Declared Per Share	$0.35	$0.25	$0.65	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Net Income	$605	$222	$747	$271
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	280	(135)	72	(818)
Other	15	(5)	21	(45)
Other Comprehensive Income (Loss)	295	(140)	93	(863)
Total Comprehensive Income (Loss)	$900	$82	$840	$(592)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2016	November 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$519	$1,395
Trade and other receivables, net	334	303
Insurance recoverables	108	109
Inventories	315	330
Prepaid expenses and other	324	314
Total current assets	1,600	2,451
Property and Equipment, Net	33,244	31,818
Goodwill	3,019	3,010
Other Intangibles	1,305	1,308
Other Assets	683	650
	$39,851	$39,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$410	$30
Current portion of long-term debt	836	1,344
Accounts payable	667	627
Accrued liabilities and other	1,653	1,683
Customer deposits	4,275	3,272
Total current liabilities	7,841	6,956
Long-Term Debt	8,183	7,413
Other Long-Term Liabilities	1,036	1,097
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 654 shares at 2016 and 653 shares at 2015 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2016 and 2015 issued	358	358
Additional paid-in capital	8,605	8,562
Retained earnings	20,320	20,060
Accumulated other comprehensive loss	(1,648)	(1,741)
Treasury stock, 99 shares at 2016 and 70 shares at 2015 of Carnival Corporation and 26 shares at 2016 and 27 shares at 2015 of Carnival plc, at cost	(4,851)	(3,475)
Total shareholders’ equity	22,791	23,771
	$39,851	$39,237
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$747	$271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	861	807
Losses on fuel derivatives	65	181
Share-based compensation	28	25
Other, net	22	12
	1,723	1,296
Changes in operating assets and liabilities
Receivables	(40)	(85)
Inventories	16	11
Insurance recoverables, prepaid expenses and other	4	61
Accounts payable	36	39
Accrued and other liabilities	(84)	(5)
Customer deposits	1,026	969
Net cash provided by operating activities	2,681	2,286
INVESTING ACTIVITIES
Additions to property and equipment	(1,966)	(1,381)
Proceeds from sales of ships	19	25
Payments of fuel derivative settlements	(170)	(95)
Collateral payments for fuel derivatives	(25)	(11)
Other, net	(31)	35
Net cash used in investing activities	(2,173)	(1,427)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	379	(357)
Principal repayments of long-term debt	(869)	(584)
Proceeds from issuance of long-term debt	934	472
Dividends paid	(459)	(388)
Purchases of treasury stock	(1,401)	—
Sales of treasury stock	40	—
Other, net	(5)	(4)
Net cash used in financing activities	(1,381)	(861)
Effect of exchange rate changes on cash and cash equivalents	(3)	(31)
Net decrease in cash and cash equivalents	(876)	(33)
Cash and cash equivalents at beginning of period	1,395	331
Cash and cash equivalents at end of period	$519	$298
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

Basis of Presentation
The Consolidated Balance Sheet at May 31, 2016, the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2016 and 2015 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015 are unaudited and, in the opinion of our management, contain all adjustments necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2015 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2016. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $123 million for the three months ended May 31, 2016 and 2015 and $259 million and $257 million for the six months ended May 31, 2016 and 2015, respectively.

Accounting Pronouncements

Amended guidance was issued by the Financial Accounting Standards Board (“FASB”) regarding the accounting for Service Concession Arrangements. The new guidance defines a service concession as an arrangement between a public-sector grantor, such as a port authority, and a company that will operate and maintain the grantor's infrastructure for a specified period of time. In exchange, the company may be given a right to charge the public, such as our cruise guests, for the use of the infrastructure. This guidance required us to record certain of the infrastructure we had constructed to be used by us pursuant to a service concession arrangement outside of property and equipment. On December 1, 2015, we adopted this guidance and, accordingly, reclassified $70 million from Property and Equipment, Net to Other Intangibles on our November 30, 2015 Consolidated Balance Sheet (see “Note 4 - Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis”).

The FASB issued amended guidance regarding accounting for Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is required to be adopted by us in the first quarter of fiscal 2017, and will be applied on a retrospective basis. The adoption of this guidance is not expected to have a significant impact on our Consolidated Balance Sheets.

The FASB issued amended guidance regarding accounting for Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. The amendments will impact the accounting for software licenses but will not change a customer's accounting for service contracts. This guidance is required to be adopted by us in the first quarter of fiscal 2017 on either a prospective or retrospective basis. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in U.S. GAAP. This guidance is required to be adopted by us in the first quarter of fiscal 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued guidance regarding accounting for Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is required to be adopted by us in the first quarter of fiscal 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 2 – Unsecured Debt

At May 31, 2016, our short-term borrowings consisted of commercial paper of $406 million and euro-denominated bank loans of $4 million with an aggregate weighted-average floating interest rate of 0.8%.

In February 2016, we issued $555 million of euro-denominated, publicly-traded notes, which bear interest at 1.625% and are due in February 2021. We are using the net proceeds for general corporate purposes.

In April 2016, we borrowed $379 million under an export credit facility, the proceeds of which were used to pay for a portion of AIDA Cruises' (“AIDA”) AIDAprima purchase price. Of this facility, a portion bears fixed and a portion bears floating interest rates. The facility is due in semi-annual installments through August 2027.

In May 2016, we entered into four export credit facilities that will provide us with the ability to borrow up to an aggregate of $2.3 billion. Proceeds from these facilities will be used to pay for a portion of the purchase price of four cruise ships, which are expected to be delivered between February 2019 and September 2020. These borrowings will be due in semi-annual installments through September 2032.

In May 2016, Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc's subsidiaries exercised their option to extend the termination date of their multi-currency revolving credit facility from June 2020 to June 2021. In addition, the total capacity of the revolving credit facility increased to $2.7 billion (comprised of $1.9 billion, €500 million and £169 million).
NOTE 3 – Contingencies
Litigation
The UK Maritime & Coastguard Agency and the U.S. Department of Justice are investigating allegations that Caribbean Princess breached international pollution laws. We are cooperating with the investigations, including conducting our own internal investigation into the matter. The ultimate outcome of this matter cannot be determined at this time; however, we do not expect it to have a material impact on our results of operations.
In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. We believe the ultimate outcome of these claims and lawsuits will not have a material impact on our consolidated financial statements.
Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At May 31, 2016, we had estimated contingent obligations totaling $362 million, excluding termination payments as discussed below, to participants in LILO transactions for two of our ships. At the inception of these leases, we paid the aggregate of the net present value of these obligations to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.
In the event that we were to default on our contingent obligations and assuming performance by all other participants, we estimate that we would, as of May 31, 2016, be responsible for a termination payment of $13 million. In January 2016, we elected to exercise our options to terminate, at no cost, the LILO transactions as of January 1, 2017 for one ship and as of January 1, 2018 for the second ship.
In advance of the termination dates, if the credit rating of one of the financial institutions who is directly paying the contingent obligations falls below AA-, or below A- for the other financial institution, then we will be required to replace the applicable financial institution with another financial institution whose credit rating is at least AA or meets other specified credit requirements. In such circumstances, we would incur additional costs, although we estimate that they would not be significant to our consolidated financial statements. The financial institution payment undertaker subject to the AA- credit rating threshold has a credit rating of AA, and the financial institution subject to the A- credit rating threshold has a credit rating of A+. If our credit rating, which is BBB+, falls below BBB, we will be required to provide a standby letter of credit for $27 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.
Contingent Obligations – Indemnifications
Some of the debt contracts we enter into include indemnification provisions obligating us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes or other changes in laws which increase our lender's costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses, and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under similar indemnification clauses in the past and we do not believe a request for material future indemnification payments is probable.

NOTE 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities
Fair Value Measurements
U.S. accounting standards establish a fair value hierarchy prioritizing the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable market participants. When quoted prices are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability.
The fair value measurement of a financial asset or financial liability reflects the nonperformance risk of both parties to the contract. Therefore, the fair value measurement of our financial instruments reflects the impact of our counterparty’s creditworthiness for asset positions and our creditworthiness for liability positions. Creditworthiness did not have a significant impact on the fair values of our financial instruments at May 31, 2016 and November 30, 2015. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The carrying values and estimated fair values and basis of valuation of our financial instrument assets and liabilities not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2016				November 30, 2015
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$285	$285	$—	$—	$647	$647	$—	$—
Restricted cash (b)	53	53	—	—	7	7	—	—
Long-term other assets (c)	114	1	77	38	119	1	87	31
Total	$452	$339	$77	$38	$773	$655	$87	$31
Liabilities
Fixed rate debt (d)	$5,311	$—	$5,627	$—	$5,193	$—	$5,450	$—
Floating rate debt (d)	4,118	—	4,063	—	3,594	—	3,589	—
Total	$9,429	$—	$9,690	$—	$8,787	$—	$9,039	$—

(a)
Cash and cash equivalents are comprised of cash on hand and at May 31, 2016 also included a money market deposit account and time deposits. Due to their short maturities, the carrying values approximate their fair values.

(b)	Restricted cash is comprised of funds held in escrow and a money market deposit account.

(c)
At May 31, 2016 and November 30, 2015, long-term other assets were substantially all comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(d)
Debt does not include the impact of interest rate swaps. The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at May 31, 2016 and November 30, 2015 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At May 31, 2016 and November 30, 2015, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at May 31, 2016 and November 30, 2015 being slightly higher than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2016			November 30, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$234	$—	$—	$748	$—	$—
Restricted cash (b)	23	—	—	22	—	—
Marketable securities held in rabbi trusts (c)	98	6	—	105	8	—
Derivative financial instruments (d)	—	13	—	—	29	—
Long-term other asset (e)	—	—	21	—	—	21
Total	$355	$19	$21	$875	$37	$21
Liabilities
Derivative financial instruments (d)	$—	$492	$—	$—	$625	$—
Total	$—	$492	$—	$—	$625	$—

(a)	Cash equivalents are comprised of money market funds.

(b)	Restricted cash is principally comprised of money market funds.

(c)
At May 31, 2016 and November 30, 2015, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is limited to funding certain deferred compensation and non-qualified U.S. pension plans.

(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

(e)
The long-term other asset is an auction-rate security. The fair value was based on a broker quote in an inactive market. During the six months ended May 31, 2016, there were no purchases or sales pertaining to this auction rate security.

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
In March 2016, we entered into a bareboat charter/sale agreement under which the 1,546-passenger capacity Pacific Pearl will be chartered to an unrelated entity from April 2017 through April 2027. Under this agreement, ownership of Pacific Pearl will be transferred to the buyer in April 2027. This transaction will be accounted for as an operating lease whereby the charter revenue will be recognized over the term of the agreement.
Valuation of Goodwill and Other Intangibles
The reconciliation of the changes in the carrying amounts of our goodwill was as follows (in millions):

	North America Segment	EAA (a) Segment	Total
Balance at November 30, 2015	$1,898	$1,112	$3,010
Foreign currency translation adjustment	—	9	9
Balance at May 31, 2016	$1,898	$1,121	$3,019
 (a) Europe, Australia & Asia (“EAA”)

At July 31, 2015, all of our cruise brands carried goodwill, except for Seabourn and Fathom. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired.
The reconciliation of the changes in the carrying amounts of our other intangible assets not subject to amortization, which represent trademarks, was as follows (in millions):

	North America Segment	EAA Segment	Total
Balance at November 30, 2015	$927	$307	$1,234
Foreign currency translation adjustment	—	(1)	(1)
Balance at May 31, 2016	$927	$306	$1,233
At July 31, 2015, we performed our annual trademark impairment reviews for our trademarks with recorded value, which are AIDA, P&O Cruises (Australia), P&O Cruises (UK) and Princess. No trademarks indicated impairment.
The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. If there is a change in the conditions or circumstances influencing fair values in the future, then we may need to recognize an impairment charge.
The reconciliation of the changes in the net carrying amounts of our other intangible assets subject to amortization, which represent port usage rights, was as follows (in millions):

	Cruise Support Segment	EAA Segment	Total
Balance at November 30, 2015 (See “Note 1 - General”)	$62	$12	$74
Amortization	(1)	—	(1)
Foreign currency translation adjustment	(1)	—	(1)
Balance at May 31, 2016	$60	$12	$72
Port usage rights are stated at cost. Amortization is computed using the straight-line method over the shorter of the arrangement term or their expected useful lives.
Derivative Instruments and Hedging Activities
We utilize derivative and non-derivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates. We use interest rate swaps to manage our interest rate exposure to achieve a desired proportion of fixed and floating rate debt. In addition, we utilize our fuel derivatives program to mitigate a portion of the risk to our future cash flows attributable to potential fuel price increases, which we define as our “economic risk.” Our policy is to not use any financial instruments for trading or other speculative purposes.
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
We classify the fair values of all our derivative contracts as either current or long-term, depending on the maturity date of the derivative contract. The cash flows from derivatives treated as hedges are classified in our Consolidated Statements of Cash Flows in the same category as the item being hedged. Our cash flows related to fuel derivatives are classified within investing activities.

The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	May 31, 2016	November 30, 2015
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$10	$14
	Other assets – long-term	3	13
Interest rate swaps (b)	Prepaid expenses and other	—	2
Total derivative assets		$13	$29
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$2	$—
	Other long-term liabilities	10	—
Interest rate swaps (b)	Accrued liabilities and other	11	11
	Other long-term liabilities	30	27
Foreign currency zero cost collars (c)	Accrued liabilities and other	7	—
	Other long-term liabilities	—	26
		60	64
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	171	227
	Other long-term liabilities	261	334
		432	561
Total derivative liabilities		$492	$625

(a)
We had foreign currency forwards totaling $34 million at May 31, 2016 and $43 million at November 30, 2015 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2016, these foreign currency forwards settle through July 2017. We also had foreign currency swaps totaling $406 million at May 31, 2016 and $387 million at November 30, 2015 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2016, these foreign currency swaps settle through September 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $560 million at May 31, 2016 and $568 million at November 30, 2015 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At May 31, 2016, these interest rate swaps settle through March 2025. In addition, at November 30, 2015, we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At November 30, 2015, these interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settled in February 2016.

(c)
At May 31, 2016 and November 30, 2015, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At May 31, 2016 and November 30, 2015, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	May 31, 2016
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$21	$(8)	$13	$(13)	$—
Liabilities	$500	$(8)	$492	$(13)	$479

	November 30, 2015
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$73	$(44)	$29	$(29)	$—
Liabilities	$669	$(44)	$625	$(29)	$596
The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Net investment hedges	$(4)	$6	$(17)	$46
Foreign currency zero cost collars – cash flow hedges	$9	$(10)	$19	$(48)
Interest rate swaps – cash flow hedges	$6	$5	$3	$3
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At May 31, 2016 and November 30, 2015, we had $50 million and $25 million, respectively, of collateral posted to one of our fuel derivative counterparties. At May 31, 2016 and November 30, 2015, no collateral was required to be received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of May 31, 2016 and November 30, 2015 and for the three and six months ended May 31, 2016 and 2015 where such impacts were not significant.
Fuel Price Risks
Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We use our fuel derivatives program to mitigate a portion of our economic risk attributable to potential fuel price increases. We designed our fuel derivatives program to maximize operational flexibility by utilizing derivative markets with significant trading liquidity, and our program currently consists of zero cost collars on Brent.
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

Our unrealized and realized gains (losses), net on fuel derivatives were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Unrealized gains (losses) on fuel derivatives, net	$242	$34	$96	$(78)
Realized losses on fuel derivatives	(71)	(47)	(161)	(103)
Gains (losses) on fuel derivatives, net	$171	$(13)	$(65)	$(181)

At May 31, 2016, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2016 (Q3 - Q4)
	June 2012	1,782	$75	$108
	February 2013	1,080	$80	$120
	April 2013	1,500	$75	$115
		4,362
Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114
	October 2014	1,020	$80	$113
		8,124
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and non-derivative financial instruments. Our primary focus is to manage the economic foreign currency exchange risks faced by our operations. Those risks are the ultimate foreign currency exchange risks that would be realized if we exchanged one currency for another and are not the accounting risks. We monitor our exposure to these economic risks. We currently only hedge certain of our ship commitments and net investments in foreign operations. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.
Operational Currency Risks
Our EAA segment operations generate significant revenues and incur significant expenses in their euro, sterling or Australian dollar functional currency, which subjects us to “foreign currency translational” risk related to these currencies. Accordingly, exchange rate fluctuations of the euro, sterling and Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for these segment's revenues and expenses. Any weakening of the U.S. dollar has the opposite effect.

Substantially all of our operations also have non-functional currency risk related to their international sales, which are principally denominated in euro, sterling and Australian, Canadian and U.S. dollars. In addition, we have a portion of our operating expenses denominated in non-functional currencies. Accordingly, we also have “foreign currency transactional” risks related to changes in the exchange rates for our revenues and expenses that are in a currency other than the functional currency. The revenues and expenses which occur in the same non-functional currencies create some degree of natural offset.
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, substantially all sterling. We have designated $2.8 billion as of May 31, 2016 and $2.6 billion as of November 30, 2015 of our foreign currency intercompany payables as non-derivative hedges of our net investments in foreign operations. Accordingly, we have included $578 million at May 31, 2016 and $509 million at November 30, 2015 of cumulative foreign currency transaction non-derivative gains in the cumulative translation adjustment component of AOCI. These amounts have offset a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and six months ended May 31, 2016 and 2015, we recognized foreign currency non-derivative transaction (losses) gains of $(113) million ($18 million in 2015) and $69 million ($90 million in 2015), respectively, in the cumulative translation adjustment component of AOCI.
Newbuild Currency Risks
Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts and have used non-derivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction payments.

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

At May 31, 2016, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $2.6 billion and relates to Carnival Cruise Line, Holland America Line, P&O Cruises (Australia), Princess and Seabourn newbuilds scheduled to be delivered through 2020.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At May 31, 2016, 62% and 38% (60% and 40% at November 30, 2015) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. At May 31, 2016, our exposures under such contracts were not material. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of these significant counterparties is remote.
We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia, and credit and debit card providers to which we extend credit in the normal course of our business prior to sailing. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests' cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts within our customer base, the nature of these contingent obligations and their short maturities. We have experienced only minimal credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.
NOTE 5 – Segment Information
We have four reportable segments that are comprised of (1) North America, (2) EAA, (3) Cruise Support and (4) Tour and Other. Our segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President and Chief Executive Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments.
Our North America segment includes Carnival Cruise Line, Holland America Line, Princess and Seabourn. Our EAA segment includes AIDA, Costa, Cunard, P&O Cruises (Australia), P&O Cruises (UK) and ship operations of Fathom, our newest brand. The operations of these reporting units have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other services that are provided for the benefit of our cruise brands and Fathom's selling, general and administrative expenses.
Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and three ships that we bareboat charter to unaffiliated entities.

Selected information for our segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2016
North America (a)	$2,320	$1,386	$292	$263	$379
EAA	1,339	853	178	151	157
Cruise Support	29	6	60	13	(50)
Tour and Other (a)	31	27	2	10	(8)
Intersegment elimination (a)	(14)	(14)	—	—	—
	$3,705	$2,258	$532	$437	$478
2015
North America (a)	$2,266	$1,534	$271	$251	$210
EAA	1,279	849	171	138	121
Cruise Support	27	7	47	6	(33)
Tour and Other (a)	35	31	2	11	(9)
Intersegment elimination (a)	(17)	(17)	—	—	—
	$3,590	$2,404	$491	$406	$289

	Six Months Ended May 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2016
North America (a)	$4,538	$2,700	$603	$519	$716
EAA	2,728	1,763	352	299	314
Cruise Support	63	11	123	23	(94)
Tour and Other (a)	42	41	5	20	(24)
Intersegment elimination (a)	(14)	(14)	—	—	—
	$7,357	$4,501	$1,083	$861	$912
2015
North America (a)	$4,459	$2,911	$558	$497	$493
EAA	2,582	1,792	349	276	165
Cruise Support	52	6	108	12	(74)
Tour and Other (a)	44	47	5	22	(30)
Intersegment elimination (a)	(17)	(17)	—	—	—
	$7,120	$4,739	$1,020	$807	$554

(a)
A portion of the North America segment's revenues includes revenues for the tour portion of a cruise when a cruise and land tour package are sold together by Holland America Line and Princess. These intersegment tour revenues, which are also included in our Tour and Other segment, are eliminated by the North America segment's revenues and operating expenses in the line “Intersegment elimination.”

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Net income for basic and diluted earnings per share	$605	$222	$747	$271
Weighted-average common and ordinary shares outstanding	751	778	758	777
Dilutive effect of equity plans	2	2	3	3
Diluted weighted-average shares outstanding	753	780	761	780
Basic earnings per share	$0.81	$0.29	$0.99	$0.35
Diluted earnings per share	$0.80	$0.29	$0.98	$0.35

NOTE 7 – Shareholders' Equity
During the six months ended May 31, 2016, we repurchased 28.2 million shares of Carnival Corporation common stock for $1.4 billion under our general repurchase authorization program (“Repurchase Program”). From June 1, 2016 through June 26, 2016, we repurchased 4.5 million shares of Carnival Corporation common stock for $214 million under the Repurchase Program. On June 27, 2016, our Board of Directors increased the authorization under our Repurchase Program by $1.0 billion. Accordingly, at June 27, 2016, the remaining availability under the Repurchase Program was $1.1 billion.
During the six months ended May 31, 2016, Carnival Investments Limited (“CIL”), a subsidiary of Carnival Corporation, sold 891,000 of Carnival plc ordinary shares for net proceeds of $40 million. Substantially all of the net proceeds from these sales were used to purchase 891,000 shares of Carnival Corporation common stock. Pursuant to our Stock Swap Program, Carnival Corporation sold these Carnival plc ordinary shares owned by CIL only to the extent it was able to repurchase shares of Carnival Corporation common stock in the U.S. on at least an equivalent basis.
During the three months ended May 31, 2016, our Board of Directors declared a 17% dividend increase to holders of Carnival Corporation common stock and Carnival plc ordinary shares from $0.30 per share to $0.35 per share, or $39 million, which was paid in June 2016.

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
Forward-looking statements include those statements that may impact our outlook including, among other things, the forecasting of our net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; currency exchange rates; net cruise costs excluding fuel per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill, ship and trademark fair values and adjusted earnings per share. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

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

•	Competition from and overcapacity in the cruise ship and land-based vacation industry;

•	Economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;

•	Changes in global consumer confidence and impacts to various foreign currency exchange rates as a result of the June 24, 2016 UK electorate vote to withdraw from the European Union (“EU”);

•	Friction in travel, changes to international tax treaties and changes to laws and regulations that could result from the exit of the UK from the EU;

•	Litigation, enforcement actions, fines or penalties;

•	Lack of continuing availability of attractive, convenient and safe port destinations on terms that are favorable or consistent with our expectations;

•	Union disputes and other employee relationship issues;

•	Decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates;

•	Reliance on third-party providers of various services integral to the operations of our business;

•	Business activities that involve our co-investment with third parties;

•	Disruptions in the global financial markets or other events that may negatively affect the ability of our counterparties and others to perform their obligations to us;

•	Our shareholders may be subject to the uncertainties of a foreign legal system since Carnival Corporation and Carnival plc are not U.S. corporations;

•	Small group of shareholders may be able to effectively control the outcome of shareholder voting;

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

Outlook

On June 28, 2016, we said that we expected our adjusted diluted earnings per share for the 2016 third quarter to be in the range of $1.83 to $1.87 and 2016 full year to be in the range of $3.25 to $3.35 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	2016 Third Quarter	2016 Full Year
Fuel cost per metric ton consumed	$339	$280
Currencies
U.S. dollar to euro	$1.10	$1.10
U.S. dollar to sterling	$1.32	$1.38
U.S. dollar to Australian dollar	$0.74	$0.74
U.S. dollar to Canadian dollar	$0.77	$0.76

The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions. We do not provide guidance on a U.S. GAAP basis because it would be too difficult to prepare without unreasonable effort.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above. You should read the above forward-looking statements together with the discussion of the risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

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

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Available lower berth days (“ALBDs”) (in thousands) (a) (b)	19,693	19,307	38,983	37,891
Occupancy percentage (c)	104.1%	102.8%	104.1%	102.9%
Passengers carried (in thousands)	2,781	2,608	5,340	5,071
Fuel consumption in metric tons (in thousands)	808	810	1,623	1,593
Fuel consumption in metric tons per thousand ALBDs	41.0	41.9	41.6	42.0
Fuel cost per metric ton consumed	$243	$411	$236	$408
Currencies
U.S. dollar to euro	$1.13	$1.10	$1.11	$1.13
U.S. dollar to sterling	$1.44	$1.52	$1.44	$1.53
U.S. dollar to Australian dollar	$0.75	$0.78	$0.73	$0.79
U.S. dollar to Canadian dollar	$0.78	$0.81	$0.75	$0.81

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

(b)
For the three months ended May 31, 2016 compared to the three months ended May 31, 2015, we had a 2.0% capacity increase in ALBDs comprised of a 5.1% capacity increase in our EAA segment while capacity in our North America segment remained the same.

Our EAA segment's capacity increase was caused by:
•full quarter impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises
(Australia) in 2015;
•partial quarter impact from one AIDA 3,286-passenger capacity ship delivered in 2016;
•partial quarter impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015 and
•fewer ship dry-dock days in 2016 compared to 2015.

Our North America segment's capacity was driven by the full quarter impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises (Australia) in 2015, which was offset by:
•partial quarter impact from one Holland America Line 2,650-passenger capacity ship delivered in 2016;
•partial quarter impact from one Carnival Cruise Line 3,934-passenger capacity ship delivered in 2016 and
•fewer ship dry-dock days in 2016 compared to 2015.

For the six months ended May 31, 2016 compared to the six months ended May 31, 2015, we had a 2.9% capacity increase in ALBDs comprised of an 8.7% capacity increase in our EAA segment and a slight capacity decrease in our North America segment.

Our EAA segment's capacity increase was caused by:
•full period impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises
(Australia) in 2015;
•partial period impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015;
•partial period impact from one AIDA 3,286-passenger capacity ship delivered in 2016 and
•fewer ship dry-dock days in 2016 compared to 2015.

Our North America segment's capacity decrease was caused by the full period impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises (Australia) in 2015.

This decrease was partially offset by:
•partial period impact from one Holland America Line 2,650-passenger capacity ship delivered in 2016;
•partial period impact from one Carnival Cruise Line 3,934-passenger capacity ship delivered in 2016 and
•fewer ship dry-dock days in 2016 compared to 2015.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2016 (“2016”) Compared to Three Months Ended May 31, 2015 (“2015”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 73% of our 2016 total revenues. Cruise passenger ticket revenues increased by $68 million, or 2.6%, to $2.7 billion in 2016 from $2.6 billion in 2015.

This increase was caused by:

•	$53 million - 2.0% capacity increase in ALBDs;

•	$34 million - 1.3 percentage point increase in occupancy and

•
$32 million - an accounting reclassification in our EAA segment, which has no impact on our operating income as the increase in passenger ticket revenues is fully offset by an increase in operating expenses (“accounting reclassification”).

These increases were partially offset by a decrease in cruise ticket prices, which accounted for $60 million. Price increases to guests were more than offset by unfavorable foreign currency transactional movements.

The remaining 27% of 2016 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $51 million, or 5.5% to $978 million in 2016 from $927 million in 2015.

This increase was caused by:

•	$20 million - higher onboard spending by our guests;

•	$19 million - 2.0% capacity increase in ALBDs and

•	$12 million - 1.3 percentage point increase in occupancy.
Onboard and other revenues included concession revenues that decreased to $240 million in 2016 from $253 million in 2015.

North America Segment

Cruise passenger ticket revenues made up 71% of our North America segment's 2016 total revenues. Cruise passenger ticket revenues increased by $36 million, or 2.3% and remained at $1.6 billion in both 2016 and 2015.

The increase was driven by:

•	$13 million - increase in cruise ticket pricing, partially offset by unfavorable foreign currency transactional impacts and

•	$10 million - increase in air transportation revenues from guests who purchased their tickets from us.

The remaining 29% of our North America segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $21 million, or 3.1%, to $677 million in 2016 from $656 million in 2015. This increase was principally due to higher onboard spending by our guests, which accounted for $16 million.

Onboard and other revenues included concession revenues of $162 million in 2016 from $177 million in 2015.

EAA Segment

Cruise passenger ticket revenues made up 81% of our EAA segment's 2016 total revenues. Cruise passenger ticket revenues increased by $39 million, or 3.7%, to $1.1 billion in 2016 from $1.0 billion in 2015.

This increase was caused by:

•	$54 million - 5.1% capacity increase in ALBDs;

•	$32 million - 3.0 percentage point increase in occupancy and

•	$32 million - the accounting reclassification.

These increases were partially offset by:

•	$72 million - decrease in cruise ticket pricing driven by unfavorable foreign currency impacts and

•	$12 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 19% of our EAA segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $22 million, or 9.1%, to $260 million in 2016 from $238 million in 2015. The majority of the increase was caused by a 5.1% capacity increase in ALBDs, which accounted for $12 million.

Onboard and other revenues included concession revenues that increased to $78 million in 2016 from $76 million in 2015.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $147 million, or 6.1%, to $2.3 billion in 2016 from $2.4 billion in 2015.

This decrease was caused by:

•	$136 million - lower fuel prices;

•	$78 million - lower dry-dock expenses and other ship repair and maintenance expenses and

•	$24 million - quarterly timing of various other operating expenses, net.

These decreases were partially offset by:

•	$48 million - 2.0% capacity increase in ALBDs;

•	$32 million - the accounting reclassification and

•	$11 million - 1.3 percentage point increase in occupancy.

Selling and administrative expenses increased by $42 million, or 8.5% to $532 million in 2016 from $491 million in 2015.

This increase was caused by:

•	$32 million - various selling and administrative initiatives and

•	$10 million - 2.0% capacity increase in ALBDs.

Depreciation and amortization expenses increased by $31 million, or 7.6%, to $437 million in 2016 from $406 million in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues decreased to 87% in 2016 from 92% in 2015. The five percentage point decrease in our total costs and expenses as a percentage of revenues was principally due to lower fuel prices in 2016 compared to 2015.

North America Segment

Operating costs and expenses decreased by $146 million, or 9.6%, to $1.4 billion in 2016 from $1.5 billion in 2015.

This decrease was caused by:

•	$84 million - lower fuel prices and

•	$70 million - lower dry-dock expenses and other ship repair and maintenance expenses.

Selling and administrative expenses increased by $21 million, or 7.8% to $292 million in 2016 from $271 million in 2015. This increase was caused by various selling and administrative initiatives.

Depreciation and amortization expenses increased by $13 million, or 5.1%, to $263 million in 2016 from $251 million in 2015. This increase was caused by changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues decreased to 84% in 2016 from 91% in 2015. Lower fuel prices in 2016 compared to 2015 caused approximately half of the seven percentage point decrease in our total costs and expenses as a percentage of revenues.

EAA Segment

Operating costs and expenses slightly increased by $4 million to $853 million in 2016 from $849 million in 2015.

This slight increase was caused by:

•	$44 million - 5.1% capacity increase in ALBDs;

•	$32 million - the accounting reclassification and

•	$10 million - 3.0 percentage point increase in occupancy.

These increases was partially offset by:

•	$51 million - lower fuel prices;

•	$16 million - lower air costs and

•	$15 million - various other operating expenses, net.

Depreciation and amortization expenses increased by $13 million, or 9.1%, to $151 million in 2016 from $138 million in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues decreased to 88% in 2016 from 91% in 2015. Lower fuel prices in 2016 compared to 2015 caused a four percentage point decrease in our total costs and expenses as a percentage of revenues.

Operating Income

Our consolidated operating income increased by $189 million, or 66%, to $478 million in 2016 from $289 million in 2015. Our North America segment's operating income increased by $168 million, or 80%, to $379 million in 2016 from $210 million in 2015, and our EAA segment's operating income increased by $36 million, or 30% to $157 million in 2016 from $121 million in 2015. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Gains (losses) on fuel derivatives, net were comprised of the following (in millions):

	Three Months Ended May 31,
	2016	2015
Unrealized gains on fuel derivatives, net	$242	$34
Realized losses on fuel derivatives	(71)	(47)
Gains (losses) on fuel derivatives, net	$171	$(13)

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

In addition, our EAA segment and Cruise Support segment operations utilize the euro, sterling and Australian dollar as their functional currencies to measure their results and financial condition. This subjects us to foreign currency translational risk. Our North America, EAA and Cruise Support segment operations also have revenues and expenses that are in a currency other than their functional currency. This subjects us to foreign currency transactional risk.

We report non-GAAP financial measures on a “constant dollar” and “constant currency” basis assuming the 2016 periods' currency exchange rates have remained constant with the 2015 periods' rates. These metrics facilitate a comparative view for the changes in our business in an environment with fluctuating exchange rates.

Constant dollar reporting is a non-GAAP financial measure that removes only the impact of changes in exchange rates on the translation of our EAA segment and Cruise Support segment operations.

Constant currency reporting is a non-GAAP financial measure that removes the impact of changes in exchange rates on the translation of our EAA segment and Cruise Support segment operations (as in constant dollar) plus the transactional impact of changes in exchange rates from revenues and expenses that are denominated in a currency other than the functional currency for our North America, EAA and Cruise Support segments.

Examples:

•
The translation of our EAA segment operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies.

•
Our North America segment operations have a U.S. dollar functional currency but also have revenue and expense transactions in currencies other than the U.S. dollar. If the U.S. dollar strengthens against these other currencies, it reduces the U.S. dollar revenues and expenses. If the U.S. dollar weakens against these other currencies, it increases the U.S. dollar revenues and expenses.

•
Our EAA segment operations have euro, sterling and Australian dollar functional currencies but also have revenue and expense transactions in currencies other than their functional currency. If their functional currency strengthens against these other currencies, it reduces the functional currency revenues and expenses. If the functional currency weakens against these other currencies, it increases the functional currency revenues and expenses.

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

While we forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period, we do not forecast the impact of unrealized gains and losses on fuel derivatives because we do not believe they are an indication of our future earnings performance. Accordingly, our earnings guidance is presented on an adjusted basis only.

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We have not provided a reconciliation between forecasted adjusted earnings per share guidance and forecasted U.S. GAAP earnings per share guidance because it would be too difficult to prepare reliable U.S. GAAP guidance without unreasonable effort. The presentation of our non-GAAP financial information is not intended to be considered in isolation from, as substitute for, or superior to the financial information prepared in accordance with U.S. GAAP. It is possible that our non-GAAP financial measures may not be exactly comparable to the like-kind information presented by other companies, which is a potential risk associated with using these measures to compare us to other companies.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended May 31,
	2016	2016 Constant Dollar	2015

Passenger ticket revenues	$2,696	$2,699	$2,628
Onboard and other revenues	978	979	927
Gross cruise revenues	3,674	3,678	3,555
Less cruise costs
Commissions, transportation and other	(495)	(493)	(481)
Onboard and other	(123)	(123)	(114)
	(618)	(616)	(595)
Net passenger ticket revenues	2,201	2,206	2,147
Net onboard and other revenues	855	856	813
Net cruise revenues	$3,056	$3,062	$2,960
ALBDs	19,693,362	19,693,362	19,306,832
Gross revenue yields	$186.55	$186.78	$184.15
% increase vs. 2015	1.3%	1.4%
Net revenue yields	$155.21	$155.50	$153.29
% increase vs. 2015	1.2%	1.4%
Net passenger ticket revenue yields	$111.78	$112.03	$111.20
% increase vs. 2015	0.5%	0.7%
Net onboard and other revenue yields	$43.43	$43.48	$42.09
% increase vs. 2015	3.2%	3.3%

	Three Months Ended May 31,
	2016	2016 Constant Currency	2015
Net passenger ticket revenues	$2,201	$2,267	$2,147
Net onboard and other revenues	855	860	813
Net cruise revenues	$3,056	$3,127	$2,960
ALBDs	19,693,362	19,693,362	19,306,832

Net revenue yields	$155.21	$158.80	$153.29
% increase vs. 2015	1.2%	3.6%
Net passenger ticket revenue yields	$111.78	$115.12	$111.20
% increase vs. 2015	0.5%	3.5%
Net onboard and other revenue yields	$43.43	$43.68	$42.09
% increase vs. 2015	3.2%	3.8%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended May 31,
	2016	2016 Constant Dollar	2015

Cruise operating expenses	$2,231	$2,232	$2,373
Cruise selling and administrative expenses	530	530	489
Gross cruise costs	2,761	2,762	2,862
Less cruise costs included above
Commissions, transportation and other	(495)	(493)	(481)
Onboard and other	(123)	(123)	(114)
Gain on ship sale	—	—	2
Restructuring expenses	(2)	(2)	(7)
Other (a)	(5)	(5)	—
Net cruise costs	2,136	2,139	2,262
Less fuel	(196)	(196)	(333)
Net cruise costs excluding fuel	$1,940	$1,943	$1,929
ALBDs	19,693,362	19,693,362	19,306,832
Gross cruise costs per ALBD	$140.18	$140.28	$148.22
% decrease vs. 2015	(5.4)%	(5.4)%
Net cruise costs per ALBD	$108.46	$108.63	$117.11
% decrease vs. 2015	(7.4)%	(7.2)%
Net cruise costs excluding fuel per ALBD	$98.49	$98.67	$99.88
% decrease vs. 2015	(1.4)%	(1.2)%
(a) Insignificant costs were included in the income statement in previous periods.

	Three Months Ended May 31,
	2016	2016 Constant Currency	2015
Net cruise costs excluding fuel	$1,940	$1,930	$1,929
ALBDs	19,693,362	19,693,362	19,306,832

Net cruise costs excluding fuel per ALBD	$98.49	$98.01	$99.88
% decrease vs. 2015	(1.4)%	(1.9)%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	May 31,
	2016	2015
Net income
U.S. GAAP net income	$605	$222
Unrealized gains on fuel derivatives, net	(242)	(34)
Gain on ship sale	—	(2)
Restructuring expenses	2	7
Other (a)	5	—
Adjusted net income	$370	$193
Weighted-average shares outstanding	753	780

Earnings per share
U.S. GAAP earnings per share	$0.80	$0.29
Unrealized (gains) on fuel derivatives, net	(0.32)	(0.05)
Gain on ship sale	—	—
Restructuring expenses	—	0.01
Other (a)	0.01	—
Adjusted earnings per share	$0.49	$0.25

(a) Insignificant costs were included in the income statement in previous periods.
Net cruise revenues increased by $97 million, or 3.3% to $3.1 billion in 2016 from $3.0 billion in 2015.
The increase in net cruise revenues was caused by:

•	$109 million - 3.6% increase in constant currency net revenue yields and

•	$59 million - 2.0% capacity increase in ALBDs.
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $71 million.
The 3.6% increase in net revenue yields on a constant currency basis was due to a 3.5% increase in net passenger ticket revenue yields and a 3.8% increase in net onboard and other revenue yields.
The 3.5% increase in net passenger ticket revenue yields was driven primarily by improvements in our Caribbean and Alaskan programs for our North America segment and 1.2 percentage points of this yield increase resulted from the accounting reclassification. This 3.5% increase in net passenger ticket revenue yields was comprised of a 5.4% increase from our North America segment and a 1.6% increase from our EAA segment.
The 3.8% increase in net onboard and other revenue yields was caused by a 3.6% increase from our North America segment and a 5.1% increase from our EAA segment.
Gross cruise revenues increased by $118 million, or 3.3%, to $3.7 billion in 2016 from $3.6 billion in 2015 for largely the same reasons as discussed above.
Net cruise costs excluding fuel slightly increased by $6 million and remained at $1.9 billion in both 2016 and 2015.
The increase in net cruise costs excluding fuel was caused by a 2.0% capacity increase in ALBDs, which accounted for $39 million, partially offset by a 1.9% decrease in constant currency net cruise costs excluding fuel, which accounted for $37 million.
The 1.9% decrease in constant currency net cruise costs excluding fuel per ALBD was principally due to lower repair and maintenance and drydock expenses, partially offset by a 1.3 percentage point increase that resulted from the accounting reclassification.
Fuel costs decreased by $136 million, or 41%, to $196 million in 2016 from $333 million in 2015. This was caused by lower fuel prices, which accounted for $136 million.
Gross cruise costs decreased by $101 million, or 3.5%, to $2.8 billion in 2016 from $2.9 billion in 2015 for principally the same reasons as discussed above.

Six Months Ended May 31, 2016 (“2016”) Compared to Six Months Ended May 31, 2015 (“2015”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2016 total revenues. Cruise passenger ticket revenues increased by $154 million, or 2.9%, to $5.4 billion in 2016 from $5.3 billion in 2015.

This increase was caused by:

•	$152 million - 2.9% capacity increase in ALBDs;

•	$63 million - the accounting reclassification;

•	$58 million - 1.1 percentage point increase in occupancy.

These increases were partially offset by:

•	$82 million - foreign currency translational impact and

•	$39 million - decrease in cruise ticket pricing; price increases to guests were more than offset by unfavorable foreign currency transactional movements.

The remaining 26% of 2016 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $85 million, or 4.7%, to $1.9 billion in 2016 from $1.8 billion in 2015.

This increase was caused by:

•	$52 million - 2.9% capacity increase in ALBDs;

•	$31 million - higher onboard spending by our guests and

•	$20 million - 1.1 percentage point increase in occupancy.

These increases were partially offset by the foreign currency translational impact, which accounted for $20 million.

Onboard and other revenues included concession revenues that decreased to $467 million in 2016 from $489 million in 2015.

North America Segment

Cruise passenger ticket revenues made up 71% of our North America segment's 2016 total revenues. Cruise passenger ticket revenues increased by $51 million, or 1.6% and remained at $3.2 billion in both 2016 and 2015.

The increase was caused by:

•	$35 million - 1.2 percentage point increase in occupancy;

•	$19 million - increase in cruise ticket pricing, partially offset by unfavorable foreign currency transactional impacts and

•	$9 million - increase in air transportation revenues from guests who purchased their tickets from us.

These increases were partially offset by a slight capacity decrease, which accounted for $23 million.

The remaining 29% of our North America segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $31 million, or 2.4% and remained at $1.3 billion in both 2016 and 2015. This increase was driven by higher onboard spending by our guests, which accounted for $23 million.
Onboard and other revenues included concession revenues that decreased to $313 million in 2016 from $339 million in 2015.

EAA Segment

Cruise passenger ticket revenues made up 81% of our EAA segment's 2016 total revenues. Cruise passenger ticket revenues increased by $112 million, or 5.3%, to $2.2 billion in 2016 from $2.1 billion in 2015.

This increase was caused by:

•	$183 million - 8.7% capacity increase in ALBDs;

•	$63 million - the accounting reclassification and

•	$30 million - 1.4 percentage point increase in occupancy.

These increases were partially offset by:

•	$82 million - foreign currency translational impact;

•	$51 million - decrease in cruise ticket pricing, driven by unfavorable foreign currency impacts and

•	$36 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 19% of our EAA segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $34 million, or 7.1%, to $514 million in 2016 from $480 million in 2015.

This increase was caused by an 8.7% capacity increase in ALBDs, which accounted for $42 million, partially offset by the foreign currency translational impact, which accounted for $20 million.

Onboard and other revenues included concession revenues that increased to $154 million in 2016 from $150 million in 2015.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $233 million, or 5.0%, to $4.5 billion in 2016 from $4.7 billion in 2015.

This decrease was caused by:

•	$280 million - lower fuel prices;

•	$94 million - lower dry-dock expenses and other ship repair and maintenance expenses;

•	$62 million - foreign currency translational impact and

•	$24 million - decrease in air transportation costs related to guests who purchased their tickets from us.

These decreases were partially offset by:

•	$135 million - 2.9% capacity increase in ALBDs;

•	$63 million - the accounting reclassification;

•	$20 million - 1.1 percentage point increase in occupancy and

•	$20 million - nonrecurrence of a gain on a litigation settlement in 2015.

Selling and administrative expenses increased by $64 million, or 6.2% to $1.1 billion in 2016 from $1.0 billion in 2015.

This increase was caused by:

•	$47 million - various selling and administrative initiatives and

•	$29 million - 2.9% capacity increase in ALBDs.

These increases were partially offset by the foreign currency translational impact, which accounted for $13 million.

Depreciation and amortization expenses increased by $54 million, or 6.6% to $861 million in 2016 from $807 million in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets, partially offset by the foreign currency translational impact, which accounted for $11 million.

Total costs and expenses as a percentage of revenues decreased to 88% in 2016 from 92% in 2015. Lower fuel prices in 2016 compared to 2015 caused the four percentage point decrease in our total costs and expenses as a percentage of revenues.

North America Segment

Operating costs and expenses decreased by $208 million, or 7.2%, to $2.7 billion in 2016 from $2.9 billion in 2015.

This decrease was caused by:

•	$176 million - lower fuel prices;

•	$36 million - lower dry-dock expenses and other ship repair and maintenance expenses and

•	$21 million - slight capacity decrease in ALBDs.

These decreases were partially offset by the nonrecurrence of a gain on a litigation settlement in 2015, which accounted for $19 million.

Selling and administrative expenses increased by $46 million, or 8.2% to $603 million in 2016 from $558 million in 2015. This was caused by various selling and administrative initiatives, which accounted for $50 million.

Depreciation and amortization expenses increased by $22 million, or 4.5%, to $519 million in 2016 from $497 million in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues decreased to 84% in 2016 from 89% in 2015. The five percentage point decrease in our total costs and expenses as a percentage of revenues was principally due to lower fuel prices in 2016 compared to 2015.

EAA Segment

Operating costs and expenses decreased by $29 million, or 1.6%, and remained at $1.8 billion in both 2016 and 2015.

This decrease was caused by:

•	$103 million - lower fuel prices;

•	$62 million - foreign currency translational impact;

•	$51 million - lower dry-dock expenses and

•	$46 million - decrease in air transportation costs related to guests who purchased their tickets from us.

These decreases were partially offset by:

•	$156 million - 8.7% capacity increase in ALBDs and

•	$63 million - the accounting reclassification.

Selling and administrative expenses slightly increased by $3 million to $352 million in 2016 from $349 million in 2015.

Depreciation and amortization expenses increased by $22 million, or 8.0%, to $299 million in 2016 from $276 million in 2015.

This increase was caused by:

•	$24 million - 8.7% capacity increase in ALBDs and

•	$10 million - increase due to improvements to existing ships and shoreside assets.

These increases were partially offset by the foreign currency translational impact, which accounted for $11 million.

Total costs and expenses as a percentage of revenues decreased to 89% in 2016 from 94% in 2015. The five percentage point decrease in our total costs and expenses as a percentage of revenues was principally due to lower fuel prices in 2016 compared to 2015.

Operating Income

Our consolidated operating income increased by $358 million, or 65%, to $912 million in 2016 from $554 million in 2015. Our North America segment’s operating income increased by $222 million, or 45%, to $716 million in 2016 from $493 million in 2015, and our EAA segment’s operating income increased by $150 million, or 91%, to $314 million in 2016 from $165 million in 2015. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Losses on fuel derivatives, net were comprised of the following (in millions):

	Six Months Ended May 31,
	2016	2015
Unrealized gains (losses) on fuel derivatives, net	$96	$(78)
Realized losses on fuel derivatives	(161)	(103)
Losses on fuel derivatives, net	$(65)	$(181)

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Six Months Ended May 31,
	2016	2016 Constant Dollar	2015

Passenger ticket revenues	$5,414	$5,496	$5,260
Onboard and other revenues	1,901	1,921	1,816
Gross cruise revenues	7,315	7,417	7,076
Less cruise costs
Commissions, transportation and other	(1,077)	(1,097)	(1,067)
Onboard and other	(240)	(243)	(225)
	(1,317)	(1,340)	(1,292)
Net passenger ticket revenues	4,337	4,399	4,193
Net onboard and other revenues	1,661	1,678	1,591
Net cruise revenues	$5,998	$6,077	$5,784
ALBDs	38,983,272	38,983,272	37,890,712
Gross revenue yields	$187.65	$190.27	$186.76
% increase vs. 2015	0.5%	1.9%
Net revenue yields	$153.87	$155.90	$152.65
% increase vs. 2015	0.8%	2.1%
Net passenger ticket revenue yields	$111.25	$112.85	$110.66
% increase vs. 2015	0.5%	2.0%
Net onboard and other revenue yields	$42.61	$43.05	$41.99
% increase vs. 2015	1.5%	2.5%

	Six Months Ended May 31,
	2016	2016 Constant Currency	2015
Net passenger ticket revenues	$4,337	$4,532	$4,193
Net onboard and other revenues	1,661	1,691	1,591
Net cruise revenues	$5,998	$6,223	$5,784
ALBDs	38,983,272	38,983,272	37,890,712

Net revenue yields	$153.87	$159.63	$152.65
% increase vs. 2015	0.8%	4.6%
Net passenger ticket revenue yields	$111.25	$116.26	$110.66
% increase vs. 2015	0.5%	5.1%
Net onboard and other revenue yields	$42.61	$43.37	$41.99
% increase vs. 2015	1.5%	3.3%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Six Months Ended May 31,
	2016	2016 Constant Dollar	2015
Cruise operating expenses	$4,460	$4,522	$4,692
Cruise selling and administrative expenses	1,079	1,092	1,016
Gross cruise costs	5,539	5,614	5,708
Less cruise costs included above
Commissions, transportation and other	(1,077)	(1,097)	(1,067)
Onboard and other	(240)	(243)	(225)
Gain on ship sale	2	2	4
Restructuring expenses	(2)	(2)	(7)
Other (a)	(21)	(21)	—
Net cruise costs	4,201	4,253	4,413
Less fuel	(383)	(383)	(650)
Net cruise costs excluding fuel	$3,818	$3,870	$3,763
ALBDs	38,983,272	38,983,272	37,890,712
Gross cruise costs per ALBD	$142.08	$144.01	$150.64
% decrease vs. 2015	(5.7)%	(4.4)%
Net cruise costs per ALBD	$107.75	$109.10	$116.45
% decrease vs. 2015	(7.5)%	(6.3)%
Net cruise costs excluding fuel per ALBD	$97.93	$99.27	$99.28
% decrease vs. 2015	(1.4)%	—%
(a) Insignificant costs were included in the income statement in previous periods.

	Six Months Ended May 31,
	2016	2016 Constant Currency	2015
Net cruise costs excluding fuel	$3,818	$3,864	$3,763
ALBDs	38,983,272	38,983,272	37,890,712

Net cruise costs excluding fuel per ALBD	$97.93	$99.12	$99.28
% decrease vs. 2015	(1.4)%	(0.2)%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Six Months Ended
	May 31,
	2016	2015
Net income
U.S. GAAP net income	$747	$271
Unrealized (gains) losses on fuel derivatives, net	(96)	78
Gain on ship sale	(2)	(4)
Restructuring expenses	2	7
Other (a)	21	—
Adjusted net income	$672	$352
Weighted-average shares outstanding	761	780

Earnings per share
U.S. GAAP earnings per share	$0.98	$0.35
Unrealized (gains) losses on fuel derivatives, net	(0.13)	0.10
Gain on ship sale	—	(0.01)
Restructuring expenses	—	0.01
Other	0.03	—
Adjusted earnings per share	$0.88	$0.45

(a) Insignificant costs were included in the income statement in previous periods.
Net cruise revenues increased by $214 million, or 3.7%, to $6.0 billion in 2016 from $5.8 billion in 2015.
The increase in net cruise revenues was caused by:

•	$272 million - 4.6% increase in constant currency net revenue yields and

•	$167 million - 2.9% capacity increase in ALBDs.
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $224 million.
The 4.6% increase in net revenue yields on a constant currency basis was due to a 5.1% increase in net passenger ticket revenue yields and a 3.3% increase in net onboard and other revenue yields.
The 5.1% increase in net passenger ticket revenue yields was driven primarily by improvements in our Caribbean and Alaskan programs for our North America segment and 1.2 percentage points of this yield increase resulted from the accounting reclassification. This 5.1% increase in net passenger ticket revenue yields was comprised of a 6.3% increase from our North America segment and a 4.1% increase from our EAA segment.
The 3.3% increase in net onboard and other revenue yields was caused by a 4.1% increase from our North America segment and a 2.9% increase from our EAA segment.
Gross cruise revenues increased by $239 million, or 3.4%, to $7.3 billion in 2016 from $7.1 billion in 2015 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $56 million, or 1.5% and remained at $3.8 billion in both 2016 and 2015.
The increase in net cruise costs excluding fuel was caused by a 2.9% capacity increase in ALBDs, which accounted for $108 million, partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $46 million.
The slight decrease in constant currency net cruise costs excluding fuel per ALBD was principally due to repair and maintenance and drydock partially offset by a 1.3 percentage point increase that resulted from the accounting reclassification.
Fuel costs decreased by $268 million, or 41%, to $383 million in 2016 from $650 million in 2015. This was caused by lower fuel prices, which accounted for $280 million, partially offset by a 2.9% capacity increase in ALBDs, which accounted for $19 million.
Gross cruise costs decreased by $169 million, or 3.0%, to $5.5 billion in 2016 from $5.7 billion in 2015 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital (“ROIC”), reaching double digit returns in the next two to three years, while maintaining a strong balance sheet and strong investment grade credit ratings. We define ROIC as the twelve month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress. Our ability to generate significant operating cash flows allows us to internally fund our capital investments. As we continue to profitably grow our cruise business, we plan to increase our debt level, in a manner consistent with maintaining our strong credit metrics and strong investment grade credit ratings. This will allow us to return both free cash flows and incremental debt proceeds to our shareholders in the form of dividends and/or share repurchases. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.
Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, ship improvements, debt service requirements, working capital needs and other firm commitments over the next several years. We believe that our ability to generate significant operating cash flows and our strong balance sheet as evidenced by our investment grade credit ratings provide us with the ability, in most financial credit market environments, to obtain debt financing. Our future operating cash flows and our ability to issue debt can be adversely impacted by numerous factors outside our control including, but not limited to, some of those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to and cost of debt financing may be negatively impacted.
At May 31, 2016, we had a working capital deficit of $6.2 billion. This deficit included $4.3 billion of current customer deposits, which represent the passenger revenues already collected for cruises departing over the next twelve months and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our May 31, 2016 working capital deficit also included $1.2 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our May 31, 2016 working capital deficit balance, our adjusted working capital deficit was $720 million. Our business model, along with our strong balance sheet and unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.
At November 30, 2015, the U.S. dollar was $1.50 to sterling, $1.06 to the euro and $0.72 to the Australian dollar. Had these November 30, 2015 currency exchange rates been used to translate our May 31, 2016 non-U.S. dollar functional currency operations’ assets and liabilities instead of the May 31, 2016 U.S. dollar exchange rates of $1.46 to sterling, $1.11 to the euro and $0.72 to the Australian dollar, our total assets would have been lower by $314 million and our total liabilities would have been lower by $285 million.

Sources and Uses of Cash

Operating Activities
Our business provided $2.7 billion of net cash from operations during the six months ended May 31, 2016, an increase of $395 million, or 17%, compared to $2.3 billion for the same period in 2015. This increase was caused by more cash being provided from our operating results.
Investing Activities
During the six months ended May 31, 2016, net cash used in investing activities was $2.2 billion. This was comprised of our expenditures for capital projects, of which $1.4 billion was spent on our ongoing new shipbuilding program, substantially for AIDAprima, net of liquidated damages, and Holland America Line's Koningsdam and Carnival Vista. In addition to our new shipbuilding program, we had capital expenditures of $440 million for ship improvements and replacements and $150 million for information technology, buildings and improvements and other assets. Finally, we paid $170 million of fuel derivative settlements and posted $25 million of collateral to one of our fuel derivative counterparties.
During the six months ended May 31, 2015, net cash used in investing activities was $1.4 billion. This was caused by our expenditures for capital projects, of which $685 million was spent on our ongoing new shipbuilding program, primarily for P&O
Cruises (UK)'s Britannia. In addition to our new shipbuilding program, we had capital expenditures of $585 million for ship improvements and replacements and $110 million for information technology, buildings and improvements and other assets.
Furthermore, during the six months ended May 31, 2015, we received cash installments of $25 million from the sales of Ocean

Princess, Seabourn Legend and Seabourn Spirit. Finally, we paid $95 million of fuel derivative settlements and posted $11 million of collateral to one of our fuel derivative counterparties.
Financing Activities
During the six months ended May 31, 2016, net cash used in financing activities of $1.4 billion was substantially due to the following:

•	borrowed a net $379 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $869 million of long-term debt;

•	issued $555 million of euro-denominated publicly-traded notes, which net proceeds are being used for general corporate purposes;

•	borrowed $379 million of long-term debt under an export credit facility;

•	paid cash dividends of $459 million;

•
purchased $1.4 billion of shares of Carnival Corporation common stock in open market transactions of which $1.4 billion were repurchased under our Repurchase Program and $39 million were repurchased under our Stock Swap and

•	sold $40 million of treasury stock under our Stock Swap program.
During the six months ended May 31, 2015, net cash used in financing activities of $861 million was substantially due to the following:

•	repaid a net $357 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $584 million of long-term debt;

•	borrowed $472 million of long-term debt under an export credit facility and

•	paid cash dividends of $388 million.

Future Commitments and Funding Sources
Our contractual cash obligations as of May 31, 2016 have changed compared to November 30, 2015 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.” In addition, during the six months ended May 31, 2016, we finalized the agreement with Italian shipbuilder, Fincantieri S.p.A, for the construction of Princess Cruises 3,560-passenger capacity Royal-class vessel to be delivered in 2020.
As of May 31, 2016, our total annual capital expenditures consist of ships under contract for construction, including ship construction contracts entered into through June 24, 2016, and estimated improvements to existing ships and shoreside assets and are expected to be $2.0 billion for the remainder of 2016, $3.0 billion in 2017, $4.0 billion in 2018, $4.6 billion in 2019 and $4.5 billion in 2020.
The year-over-year percentage increase in our capacity is currently expected to be 3.9% for the 2016 third quarter and 4.5% for the 2016 fourth quarter. The year-over-year percentage increase in our annual capacity is currently expected to be 3.6% in 2016, 2.4% in 2017, 3.1% in 2018, 5.3% in 2019 and 7.7% in 2020. These percentage increases are expected to result primarily from contracted new ships entering service and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.
At May 31, 2016, we had liquidity of $10.7 billion. Our liquidity consisted of $290 million of cash and cash equivalents, which excludes $229 million of cash on hand, $2.6 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $7.8 billion under our committed future financings, which are comprised of ship export credit facilities. Of this $7.8 billion, $0.2 billion is available for funding in 2016, $0.9 billion in 2017, $1.9 billion in 2018, $2.5 billion in 2019 and $2.3 billion in 2020. At May 31, 2016, all of our revolving credit facilities are scheduled to mature in 2021, except for $400 million that matures in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.
Substantially all of our debt agreements contain financial covenants as described in Note 6 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2015 Form 10-K.  At May 31, 2016, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risks

At May 31, 2016, 47% and 53% (50% and 50% at November 30, 2015) of our debt was U.S. dollar and euro-denominated, respectively, including the effect of foreign currency swaps.

We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. We execute transactions in a number of currencies other than their functional currencies, principally the euro, sterling and Australian, Canadian and U.S. dollars, which result in foreign currency transactional impacts. Based on a 10% hypothetical change in all currency exchange rates versus the U.S. dollar that were used in our June 28, 2016 guidance, we estimate (including both the foreign currency translational and transactional impacts) that our adjusted diluted earnings per share June 28, 2016 guidance would change by the following:

•	$0.27 per share on an annualized basis for 2016;

•	$0.18 per share for the remaining two quarters of 2016 and

•	$0.09 per share for the third quarter of 2016.

Fuel Price Risks

Based on a 10% hypothetical change in fuel prices versus the current spot price that was used to calculate fuel expense in our June 28, 2016 guidance, we estimate that our adjusted diluted earnings per share June 28, 2016 guidance would change by the following:

•	$0.14 per share on an annualized basis;

•	$0.07 per share for the remaining two quarters of 2016 and

•	$0.04 per share for the third quarter of 2016.

Based on a 10% hypothetical change in Brent prices versus the current spot price that was used to calculate realized gains (losses) on fuel derivatives in our June 28, 2016 guidance, we estimate that our adjusted diluted earnings per share June 28, 2016 guidance would change by the following:

•	$0.03 per share for the remaining two quarters of 2016 and

•	$0.02 per share for the third quarter of 2016.

At May 31, 2016, the estimated unrealized loss on our outstanding fuel derivative contracts was a $461 million.

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
Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2016, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2016, we implemented a significant upgrade to our Oracle enterprise reporting platform, (“ERP”), which included moving to a single instance of our general ledger. In connection with the ERP implementation, we updated the processes that constitute our internal control over financial reporting, as necessary. This normal course of business ERP upgrade was implemented to remain current with the latest release of the software and to further enable us to leverage our scale and not in response to any identified deficiency in our internal controls.

There have been no other changes in our internal control over financial reporting during the quarter ended May 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
During the three months ended May 31, 2016, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
			(in millions)
March 1, 2016 through March 31, 2016	3,037,954	$47.87	$676
April 1, 2016 through April 30, 2016	1,900,000	$50.00	$581
May 1, 2016 through May 31, 2016	4,932,661	$49.61	$337
Total	9,870,615	$49.15
(a) No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
From June 1, 2016 through June 26, 2016, we repurchased an additional 4.5 million shares of Carnival Corporation common stock for $214 million under the Repurchase Program. On June 27, 2016, our Board of Directors increased the authorization under our Repurchase Program by $1.0 billion. Accordingly, at June 27, 2016, the remaining availability under the Repurchase Program was $1.1 billion.
In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently. At June 27, 2016, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 26.0 million shares of Carnival Corporation common stock.

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2017 annual general meeting or July 13, 2017. During the three months ended May 31, 2016, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

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
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at June 24, 2016. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited (“CIL”) through its sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or CIL was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and has 26.0 million shares remaining at June 24, 2016. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.
During the three months ended February 29, 2016, under the Stock Swap Programs, CIL sold 891,000 of Carnival plc ordinary shares through its sales agent, Merrill Lynch International (“MLI”), for total gross proceeds of $40 million and paid commission fees to MLI of $260,000 and other governmental and regulatory transaction fees of $46,000. Substantially all of the net proceeds from these sales were used to purchase 891,000 shares of Carnival Corporation common stock. During the three months ended February 29, 2016, no Carnival Corporation common stock was sold and no Carnival plc ordinary shares were repurchased under the Stock Swap programs.
During the three months ended May 31, 2016, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

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

Material contract

10.1
Amendment to Facilities Agreement dated May 18, 2016 among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited, as facilities agent, and KfW IPEX-Bank GmbH, Bayerische Landesbank, New York Branch and DZ BANK AG, Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, New York Branch, as new lenders.
X
10.2	Form of Executive Restricted Share Unit Award Certificate for the Carnival plc 2005 Employee Share Plan.				X
10.3	Form of Executive Restricted Share Unit Award Certificate for the Carnival plc 2014 Employee Share Plan.				X
10.4	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4*	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2016, as filed with the Securities and Exchange Commission on July 1, 2016 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and six months ended May 31, 2016 and 2015;	X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2016 and 2015;	X
	(iii) the Consolidated Balance Sheets at May 31, 2016 and November 30, 2015;	X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015 and	X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.	X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: July 1, 2016	Date: July 1, 2016