Form 10-Q
period 2016-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2016-09-30
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 23, 2016, Carnival Corporation had outstanding 537,602,085 shares of Common Stock, $0.01 par value.
At September 23, 2016, Carnival plc had outstanding 216,457,117 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 537,602,085, Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Revenues
Cruise
Passenger tickets	$3,803	$3,631	$9,217	$8,891
Onboard and other	1,146	1,102	3,047	2,918
Tour and other	148	150	190	194
	5,097	4,883	12,454	12,003
Operating Costs and Expenses
Cruise
Commissions, transportation and other	646	603	1,723	1,671
Onboard and other	171	170	411	395
Payroll and related	494	453	1,488	1,388
Fuel	265	345	648	996
Food	260	255	755	737
Other ship operating	643	582	1,914	1,913
Tour and other	84	82	125	129
	2,563	2,490	7,064	7,229
Selling and administrative	529	484	1,613	1,504
Depreciation and amortization	443	399	1,303	1,206
	3,535	3,373	9,980	9,939
Operating Income	1,562	1,510	2,474	2,064
Nonoperating (Expense) Income
Interest income	2	2	5	6
Interest expense, net of capitalized interest	(61)	(53)	(168)	(167)
Losses on fuel derivatives, net	(36)	(197)	(102)	(378)
Other (expense) income, net	(2)	(12)	6	3
	(97)	(260)	(259)	(536)
Income Before Income Taxes	1,465	1,250	2,215	1,528
Income Tax Expense, Net	(41)	(34)	(44)	(41)
Net Income	$1,424	$1,216	$2,171	$1,487
Earnings Per Share
Basic	$1.93	$1.56	$2.89	$1.91
Diluted	$1.93	$1.56	$2.88	$1.91
Dividends Declared Per Share	$0.35	$0.30	$1.00	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net Income	$1,424	$1,216	$2,171	$1,487
Items Included in Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(366)	80	(294)	(738)
Other	2	21	23	(24)
Other Comprehensive (Loss) Income	(364)	101	(271)	(762)
Total Comprehensive Income	$1,060	$1,317	$1,900	$725
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2016	November 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$462	$1,395
Trade and other receivables, net	321	303
Insurance recoverables	102	109
Inventories	314	330
Prepaid expenses and other	355	314
Total current assets	1,554	2,451
Property and Equipment, Net	32,864	31,818
Goodwill	2,964	3,010
Other Intangibles	1,290	1,308
Other Assets	660	650
	$39,332	$39,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$334	$30
Current portion of long-term debt	739	1,344
Accounts payable	704	627
Accrued liabilities and other	1,738	1,683
Customer deposits	3,585	3,272
Total current liabilities	7,100	6,956
Long-Term Debt	8,320	7,413
Other Long-Term Liabilities	1,012	1,097
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 654 shares at 2016 and 653 shares at 2015 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2016 and 2015 issued	358	358
Additional paid-in capital	8,618	8,562
Retained earnings	21,488	20,060
Accumulated other comprehensive loss	(2,012)	(1,741)
Treasury stock, 114 shares at 2016 and 70 shares at 2015 of Carnival Corporation and 26 shares at 2016 and 27 shares at 2015 of Carnival plc, at cost	(5,559)	(3,475)
Total shareholders’ equity	22,900	23,771
	$39,332	$39,237
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$2,171	$1,487
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,303	1,206
Losses on fuel derivatives	102	378
Share-based compensation	40	38
Other, net	46	19
	3,662	3,128
Changes in operating assets and liabilities
Receivables	(35)	(23)
Inventories	15	35
Insurance recoverables, prepaid expenses and other	(10)	94
Accounts payable	88	(23)
Accrued and other liabilities	(5)	(19)
Customer deposits	395	375
Net cash provided by operating activities	4,110	3,567
INVESTING ACTIVITIES
Additions to property and equipment	(2,416)	(1,704)
Proceeds from sales of ships	19	25
Payments of fuel derivative settlements	(231)	(139)
Collateral proceeds (payments) for fuel derivatives	22	(22)
Other, net	(16)	35
Net cash used in investing activities	(2,622)	(1,805)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	301	(625)
Principal repayments of long-term debt	(971)	(772)
Proceeds from issuance of long-term debt	1,044	472
Dividends paid	(721)	(584)
Purchases of treasury stock	(2,110)	(166)
Sales of treasury stock	40	167
Other, net	(9)	(1)
Net cash used in financing activities	(2,426)	(1,509)
Effect of exchange rate changes on cash and cash equivalents	5	(45)
Net (decrease) increase in cash and cash equivalents	(933)	208
Cash and cash equivalents at beginning of period	1,395	331
Cash and cash equivalents at end of period	$462	$539
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

Basis of Presentation
The Consolidated Balance Sheet at August 31, 2016, the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2016 and 2015 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015 are unaudited and, in the opinion of our management, contain all adjustments necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2015 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2016. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $148 million and $141 million and $407 million and $398 million for the three and nine months ended August 31, 2016 and 2015, respectively.

NOTE 2 – Unsecured Debt

At August 31, 2016, our short-term borrowings consisted of euro- and U.S. dollar-denominated commercial paper of $246 million and $85 million, respectively, and euro-denominated bank loans of $3 million with an aggregate weighted-average floating interest rate of 0.2%.

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

In May 2016, we exercised our option to extend the termination date of our multi-currency revolving credit facility from June 2020 to June 2021. In addition, the total capacity of the revolving credit facility increased to $2.6 billion (comprised of $1.9 billion, €500 million and £169 million).

In July 2016, we borrowed $110 million under a euro-denominated, floating rate bank loan, due in July 2021.

In July 2016, we entered into a $168 million euro-denominated, fixed rate bank loan, which was drawn in September 2016 and is due in September 2020.

In July 2016, we entered into a $100 million, floating rate bank loan, which is expected to be drawn in November 2016, and is due in November 2021.

In August 2016, we canceled an export credit facility that provided us with the ability to borrow up to an aggregate of $201 million to pay for a portion of the purchase price of a Seabourn ship, which is expected to be delivered in November 2016.

In August 2016, we extended the termination date of a $100 million, floating rate bank loan, from October 2016 to October 2021.

We use the net proceeds from our borrowings for general corporate purposes and purchases of new ships.
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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At August 31, 2016, we had estimated contingent obligations totaling $364 million, excluding termination payments as discussed below, to participants in LILO transactions for two of our ships. At the inception of these leases, we paid the aggregate of the net present value of these obligations to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.
In the event that we were to default on our contingent obligations and assuming performance by all other participants, we estimate that we would, as of August 31, 2016, be responsible for a termination payment of $13 million. In January 2016, we elected to exercise our options to terminate, at no cost, the LILO transactions as of January 1, 2017 for one ship and as of January 1, 2018 for the second ship.
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
The fair value measurement of a financial asset or financial liability reflects the nonperformance risk of both parties to the contract. Therefore, the fair value measurement of our financial instruments reflects the impact of our counterparty’s creditworthiness for asset positions and our creditworthiness for liability positions. Creditworthiness did not have a significant impact on the fair values of our financial instruments at August 31, 2016 and November 30, 2015. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The carrying values and estimated fair values and basis of valuation of our financial instrument assets and liabilities not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2016				November 30, 2015
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$242	$242	$—	$—	$647	$647	$—	$—
Restricted cash (b)	37	37	—	—	7	7	—	—
Long-term other assets (c)	108	1	73	34	119	1	87	31
Total	$387	$280	$73	$34	$773	$655	$87	$31
Liabilities
Fixed rate debt (d)	$5,274	$—	$5,631	$—	$5,193	$—	$5,450	$—
Floating rate debt (d)	4,119	—	4,054	—	3,594	—	3,589	—
Total	$9,393	$—	$9,685	$—	$8,787	$—	$9,039	$—

(a)
Cash and cash equivalents are comprised of cash on hand and at November 30, 2015 also included a money market deposit account and time deposits. Due to their short maturities, the carrying values approximate their fair values.

(b)	Restricted cash is comprised of a money market deposit account and at August 31, 2016 also included funds held in escrow.

(c)
Long-term other assets are substantially all comprised of notes and other receivables. The fair values of our Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

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

	August 31, 2016			November 30, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$220	$—	$—	$748	$—	$—
Restricted cash (b)	25	—	—	22	—	—
Short-term investments (c)	—	—	21	—	—	—
Marketable securities held in rabbi trusts (d)	96	4	—	105	8	—
Derivative financial instruments (e)	—	10	—	—	29	—
Long-term other asset (c)	—	—	—	—	—	21
Total	$341	$14	$21	$875	$37	$21
Liabilities
Derivative financial instruments (e)	$—	$515	$—	$—	$625	$—
Total	$—	$515	$—	$—	$625	$—

(a)	Cash equivalents are comprised of money market funds.

(b)	Restricted cash is primarily comprised of money market funds.

(c)
The fair value of auction rate security included in short-term investments and long-term other asset was based on a broker quote in an inactive market. During the nine months ended August 31, 2016, there were no purchases or sales pertaining to this auction rate security.

(d)
Marketable securities held in rabbi trusts are comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is limited to funding certain deferred compensation and non-qualified U.S. pension plans.

(e)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.
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
Valuation of Goodwill and Other Intangibles
The reconciliation of the changes in the carrying amounts of our goodwill was as follows (in millions):

	North America Segment	EAA (a) Segment	Total
Balance at November 30, 2015	$1,898	$1,112	$3,010
Foreign currency translation adjustment	—	(46)	(46)
Balance at August 31, 2016	$1,898	$1,066	$2,964
 (a) Europe, Australia & Asia (“EAA”)

At July 31, 2016, all of our cruise brands carried goodwill, except for Seabourn and Fathom. As of that date, we performed our annual goodwill impairment reviews, which included performing a qualitative assessment for AIDA, Carnival Cruise Line, Cunard, P&O Cruises (UK) and Princess. Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the weighted-average cost of capital (“WACC”), overall financial performance, changes in fuel prices and capital expenditures were considered in the qualitative assessment to determine how changes in these factors would affect each of these cruise brands’ estimated fair values. Based on our qualitative assessments, we determined it was more-likely-than-not that each of these cruise brands’ estimated fair values exceeded their carrying values and, therefore, we did not proceed to the two-step quantitative goodwill impairment reviews.

As of July 31, 2016, we also performed our annual goodwill impairment reviews for Costa Cruises' ("Costa"), Holland America Line's and P&O Cruises (Australia). We did not perform a qualitative assessment but instead proceeded directly to step one of the two-step quantitative goodwill impairment review and compared each of Costa's, Holland America Line's and P&O Cruises (Australia)’s estimated fair value to the carrying value of their allocated net assets. Their estimated cruise brand fair value was based on a discounted future cash flow analysis. The principal assumptions used in our cash flow analyses consisted of forecasted operating results, including net revenue yields and net cruise costs including fuel prices; capacity changes, including the expected rotation of vessels into, or out of, Costa, Holland America Line and P&O Cruises (Australia); WACC of market participants, adjusted for the risk attributable to the geographic regions in which Costa, Holland America Line and P&O Cruises (Australia) operate; capital expenditures; proceeds from forecasted dispositions of ships and terminal values, which are all considered Level 3 inputs. Based on the discounted cash flow analyses, we determined that each of Costa's, Holland America Line’s and P&O Cruises (Australia)’s estimated fair value significantly exceeded their carrying value and, therefore, we did not proceed to step two of the impairment reviews.
The reconciliation of the changes in the carrying amounts of our other intangible assets not subject to amortization, which represent trademarks, was as follows (in millions):

	North America Segment	EAA Segment	Total
Balance at November 30, 2015	$927	$307	$1,234
Foreign currency translation adjustment	—	(15)	(15)
Balance at August 31, 2016	$927	$292	$1,219
At July 31, 2016, our cruise brands that have significant trademarks recorded include AIDA, P&O Cruises (Australia), P&O Cruises (UK) and Princess. As of that date, we performed our annual trademark impairment reviews for these cruise brands, which included performing a qualitative assessment for AIDA, P&O Cruises (UK) and Princess. Qualitative factors such as industry and market conditions, macroeconomic conditions, changes to the WACC, changes in royalty rates and overall financial performance were considered in the qualitative assessment to determine how changes in these factors would affect the estimated fair value for AIDA's, P&O Cruises (UK)'s and Princess' recorded trademarks. Based on our qualitative assessment, we determined it was more likely-than-not that the estimated fair value for AIDA's, P&O Cruises (UK)’s and Princess's recorded trademarks exceeded their carrying value and, therefore, none of these trademarks were impaired.
As of July 31, 2016, we did not perform a qualitative assessment for P&O Cruises (Australia)'s trademarks but instead proceeded directly to the quantitative trademark impairment reviews. Our quantitative assessment included estimating P&O Cruises (Australia)'s trademarks fair value based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted cruise revenues and a market participant’s royalty rate. The royalty rate was estimated primarily using comparable royalty agreements for similar industries. Based on our quantitative assessment, we determined that the estimated fair values for P&O Cruises (Australia)’s trademarks significantly exceeded their carrying values and, therefore, none of these trademarks were impaired.
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

The reconciliation of the changes in the net carrying amounts of our other intangible assets subject to amortization, which represent port usage rights, was as follows (in millions):

	Cruise Support Segment	EAA Segment	Total
Balance at November 30, 2015 (See “Note 1 - General”)	$62	$12	$74
Amortization	(3)	—	(3)
Foreign currency translation adjustment	(1)	1	—
Balance at August 31, 2016	$58	$13	$71
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

The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	August 31, 2016	November 30, 2015
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$10	$14
	Other assets – long-term	—	13
Interest rate swaps (b)	Prepaid expenses and other	—	2
Total derivative assets		$10	$29
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$2	$—
	Other long-term liabilities	12	—
Interest rate swaps (b)	Accrued liabilities and other	11	11
	Other long-term liabilities	31	27
Foreign currency zero cost collars (c)	Accrued liabilities and other	5	—
	Other long-term liabilities	—	26
		61	64
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	234	227
	Other long-term liabilities	220	334
		454	561
Total derivative liabilities		$515	$625

(a)
We had foreign currency forwards totaling $296 million at August 31, 2016 and $43 million at November 30, 2015 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At August 31, 2016, these foreign currency forwards settle through July 2017. We also had foreign currency swaps totaling $409 million at August 31, 2016 and $387 million at November 30, 2015 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At August 31, 2016, these foreign currency swaps settle through September 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $551 million at August 31, 2016 and $568 million at November 30, 2015 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At August 31, 2016, these interest rate swaps settle through March 2025. In addition, at November 30, 2015, we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At November 30, 2015, these interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settled in February 2016.

(c)
At August 31, 2016 and November 30, 2015, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At August 31, 2016 and November 30, 2015, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	August 31, 2016
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$13	$(3)	$10	$(10)	$—
Liabilities	$518	$(3)	$515	$(10)	$505

	November 30, 2015
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$73	$(44)	$29	$(29)	$—
Liabilities	$669	$(44)	$625	$(29)	$596
The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net investment hedges	$—	$(13)	$(17)	$33
Foreign currency zero cost collars – cash flow hedges	$2	$9	$21	$(39)
Interest rate swaps – cash flow hedges	$—	$5	$3	$8
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At August 31, 2016 and November 30, 2015, we had $3 million and $25 million, respectively, of collateral posted to one of our fuel derivative counterparties. At August 31, 2016 and November 30, 2015, no collateral was required to be received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of August 31, 2016 and November 30, 2015 and for the three and nine months ended August 31, 2016 and 2015 where such impacts were not significant.
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

Our unrealized and realized gains (losses), net on fuel derivatives were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Unrealized gains (losses) on fuel derivatives, net	$25	$(137)	$121	$(215)
Realized losses on fuel derivatives	(61)	(60)	(223)	(163)
Gains (losses) on fuel derivatives, net	$(36)	$(197)	$(102)	$(378)

At August 31, 2016, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2016 (Q4)
	June 2012	891	$75	$108
	February 2013	540	$80	$120
	April 2013	750	$75	$115
		2,181
Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114
	October 2014	1,020	$80	$113
		8,124
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and non-derivative financial instruments. Our primary focus is to monitor our exposure to and manage the economic foreign currency exchange risks faced by our operations and realized if we exchange one currency for another. We currently only hedge certain of our ship commitments and net investments in foreign operations. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.
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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, majority sterling. We have designated $3.5 billion as of August 31, 2016 and $2.6 billion as of November 30, 2015 of our foreign currency intercompany payables as non-derivative hedges of our net investments in foreign operations. Accordingly, we have included $821 million at August 31, 2016 and $509 million at November 30, 2015 of cumulative foreign currency transaction non-derivative gains in the cumulative translation adjustment component of AOCI. These amounts have offset a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and nine months ended August 31, 2016 and 2015, we recognized foreign currency non-derivative transaction (losses) gains of $243 million ($7 million in 2015) and $312 million ($97 million in 2015), respectively, in the cumulative translation adjustment component of AOCI.
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

At August 31, 2016, including the three ships ordered under the Memorandum of Agreement signed with Meyer Werft and Meyer Turku on September 5, 2016, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $5.8 billion and relates to Carnival Cruise Line, Holland America Line, P&O Cruises (Australia), P&O Cruises (UK), Princess and Seabourn newbuilds scheduled to be delivered through 2022.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At August 31, 2016, 62% and 38% (60% and 40% at November 30, 2015) of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps.

Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by:

•	conducting business with large, well-established financial institutions, insurance companies and export credit agencies,

•	diversifying our counterparties,

•	having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk, and

•	requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards.
We currently believe the risk of nonperformance by any of our significant counterparties is remote. At August 31, 2016, our exposures under foreign currency and fuel derivative contracts and interest rate swap agreements were not material.
We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia, and credit and debit card providers to which we extend credit in the normal course of our business prior to sailing. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests' cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.
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

Selected information for our segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2016
North America (a)	$3,284	$1,668	$293	$272	$1,051
EAA	1,738	903	161	152	522
Cruise Support	31	12	73	9	(63)
Tour and Other (a)	148	84	2	10	52
Intersegment elimination (a)	(104)	(104)	—	—	—
	$5,097	$2,563	$529	$443	$1,562
2015
North America (a)	$3,111	$1,647	$271	$242	$951
EAA	1,691	852	162	140	537
Cruise Support	30	8	49	6	(33)
Tour and Other (a)	150	82	2	11	55
Intersegment elimination (a)	(99)	(99)	—	—	—
	$4,883	$2,490	$484	$399	$1,510

	Nine Months Ended August 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2016
North America (a)	$7,823	$4,368	$897	$791	$1,767
EAA	4,466	2,666	513	450	837
Cruise Support	93	23	196	32	(158)
Tour and Other (a)	190	125	7	30	28
Intersegment elimination (a)	(118)	(118)	—	—	—
	$12,454	$7,064	$1,613	$1,303	$2,474
2015
North America (a)	$7,570	$4,558	$830	$738	$1,444
EAA	4,273	2,644	511	417	701
Cruise Support	82	14	156	18	(106)
Tour and Other (a)	194	129	7	33	25
Intersegment elimination (a)	(116)	(116)	—	—	—
	$12,003	$7,229	$1,504	$1,206	$2,064

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

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net income for basic and diluted earnings per share	$1,424	$1,216	$2,171	$1,487
Weighted-average common and ordinary shares outstanding	737	778	751	778
Dilutive effect of equity plans	2	3	3	3
Diluted weighted-average shares outstanding	739	781	754	781
Basic earnings per share	$1.93	$1.56	$2.89	$1.91
Diluted earnings per share	$1.93	$1.56	$2.88	$1.91

NOTE 7 – Shareholders' Equity
During the nine months ended August 31, 2016, we repurchased 43.6 million shares of Carnival Corporation common stock for $2.1 billion under our general repurchase authorization program (“Repurchase Program”). On June 27, 2016, our Board of Directors increased the authorization under our Repurchase Program by $1.0 billion. From September 1, 2016 through September 23, 2016, we repurchased 2.3 million shares of Carnival Corporation common stock for $107 million under the Repurchase Program. Accordingly, at September 23, 2016, the remaining availability under the Repurchase Program was $531 million.
During the nine months ended August 31, 2016, Carnival Investments Limited (“CIL”), a subsidiary of Carnival Corporation, sold 891,000 of Carnival plc ordinary shares for net proceeds of $40 million. Substantially all of the net proceeds from these sales were used to purchase 891,000 shares of Carnival Corporation common stock. Pursuant to our Stock Swap Program, Carnival Corporation sold these Carnival plc ordinary shares owned by CIL only to the extent it was able to repurchase shares of Carnival Corporation common stock in the U.S. on at least an equivalent basis.
During the nine months ended August 31, 2016, our Board of Directors declared a 17% dividend increase to holders of Carnival Corporation common stock and Carnival plc ordinary shares from $0.30 per share to $0.35 per share.

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

Outlook

On September 26, 2016, we said that we expected our adjusted diluted earnings per share for the 2016 fourth quarter to be in the range of $0.55 to $0.59 and 2016 full year to be in the range of $3.33 to $3.37 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	2016 Fourth Quarter	2016 Full Year
Fuel cost per metric ton consumed	$332	$285
Currencies
U.S. dollar to euro	$1.11 to €1	$1.11 to €1
U.S. dollar to sterling	$1.30 to £1	$1.38 to £1
U.S. dollar to Australian dollar	$0.76 to A$1	$0.74 to A$1
U.S. dollar to Canadian dollar	$0.76 to C$1	$0.76 to C$1

The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions. We do not provide guidance on a U.S. GAAP basis because it would be too difficult to prepare without unreasonable effort.

We benefited from lower than the annual average dry-dock days in 2016 and are planning for an increase in dry-dock days in 2017. With capital expenditure reinvestment in the existing vessels and other areas of our business to drive yield improvement, we expect depreciation expense to increase from 2016 to 2017 by a higher percentage than the increase in capacity. We are currently expecting depreciation expense for full year 2017 to be approximately $1.9 billion. Furthermore, using recent fuel prices and foreign currency exchange rates, we expect the 2017 versus 2016 impact on our earnings per share of fuel prices, including fuel derivatives, to be an unfavorable $0.24 per share and the impact of foreign currency exchange rate fluctuations to be an unfavorable $0.04 per share.

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

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Available Lower Berth Days ("ALBDs") (in thousands) (a) (b)	20,572	19,795	59,555	57,686
Occupancy percentage (c)	111.4%	110.9%	106.6%	105.6%
Passengers carried (in thousands)	3,265	3,068	8,606	8,138
Fuel consumption in metric tons (in thousands)	793	786	2,417	2,379
Fuel consumption in metric tons per thousand ALBDs	38.6	39.7	40.6	41.2
Fuel cost per metric ton consumed	$335	$439	$268	$418
Currencies
U.S. dollar to euro	$1.12	$1.11	$1.11	$1.13
U.S. dollar to sterling	$1.34	$1.56	$1.41	$1.54
U.S. dollar to Australian dollar	$0.75	$0.75	$0.74	$0.78
U.S. dollar to Canadian dollar	$0.77	$0.78	$0.76	$0.80

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

(b)
For the three months ended August 31, 2016 compared to the three months ended August 31, 2015, we had a 3.9% capacity increase in ALBDs comprised of a 6.4% capacity increase in our EAA segment and a 2.3% capacity increase in our North America segment.

Our EAA segment's capacity increase was caused by:

•	full quarter impact from one AIDA 3,286-passenger capacity ship delivered in 2016;

•	full quarter impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises (Australia) in 2015.

Our North America segment's capacity increase was caused by:

•	full quarter impact from one Carnival Cruise Line 3,934-passenger capacity ship delivered in 2016;

•	full quarter impact from one Holland America Line 2,650-passenger capacity ship delivered in 2016, partially offset by

•	full quarter impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises (Australia) in 2015.

For the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015, we had a 3.2% capacity increase in ALBDs comprised of a 7.9% capacity increase in our EAA segment and a slight capacity increase in our North America segment.

Our EAA segment's capacity increase was caused by:

•	full period impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises
(Australia) in 2015;

•	partial period impact from one AIDA 3,286-passenger capacity ship delivered in 2016;

•	partial period impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015 and

•	fewer ship dry-dock days in 2016 compared to 2015.

Our North America segment's capacity increase was caused by:

•	partial period impact from one Carnival Cruise Line 3,934-passenger capacity ship delivered in 2016;

•	partial period impact from one Holland America Line 2,650-passenger capacity ship delivered in 2016, partially offset by

•	full period impact from the transfer of two Holland America Line 1,260-passenger capacity ships to P&O Cruises (Australia) in 2015.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2016 (“2016”) Compared to Three Months Ended August 31, 2015 (“2015”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2016 total revenues. Cruise passenger ticket revenues increased by $172 million, or 4.8%, to $3.8 billion in 2016 from $3.6 billion in 2015.

This increase was caused by:

•	$143 million - 3.9% capacity increase in ALBDs;

•
$38 million - an accounting reclassification in our EAA segment, which has no impact on our operating income as the increase in passenger ticket revenues is fully offset by an increase in operating expenses (“accounting reclassification”);

•	$28 million - increase in air transportation revenues from guests who purchased their tickets from us;

•
$17 million - increase in cruise ticket prices, driven primarily by improvements in our Caribbean and Alaskan programs for our North America segment and European programs for our EAA segment, partially offset by yield reductions in Asia and Australia deployments and unfavorable foreign currency transactional movements and

•	$16 million - a slight increase in occupancy.

These increases were partially offset by foreign currency translational impact from a stronger U.S. dollar against the euro, sterling and the Australian dollar ("foreign currency translational impact"), which accounted for $62 million.

The remaining 25% of 2016 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $44 million, or 4.0%, and remained at $1.1 billion in both 2016 and 2015. This increase was driven by 3.9% capacity increase in ALBDs, which accounted for $43 million.

Onboard and other revenues included concession revenues that decreased to $321 million in 2016 from $334 million in 2015.

North America Segment

Cruise passenger ticket revenues made up 75% of our North America segment's 2016 total revenues. Cruise passenger ticket revenues increased by $133 million, or 5.9%, to $2.4 billion in 2016 compared to $2.2 billion in 2015.

The increase was caused by:

•	$52 million - 2.3% capacity increase in ALBDs;

•	$39 million - increase in air transportation revenues from guests who purchased their tickets from us;

•	$30 million - increase in cruise ticket pricing, partially offset by unfavorable foreign currency transactional impacts and

•	$12 million - a slight increase in occupancy.

The remaining 25% of our North America segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $36 million, or 4.7%, to $808 million in 2016 from $772 million in 2015.

This increase was driven by:

•	$18 million - 2.3% capacity increase in ALBDs and

•	$13 million - higher onboard spending by our guests.

Onboard and other revenues included concession revenues that decreased to $223 million in 2016 from $231 million in 2015.

EAA Segment

Cruise passenger ticket revenues made up 83% of our EAA segment's 2016 total revenues. Cruise passenger ticket revenues increased by $43 million, or 3.1% and remained at $1.4 billion in both 2016 and 2015.

This increase was caused by:

•	$90 million - 6.4% capacity increase in ALBDs and

•	$38 million - the accounting reclassification.

These increases were partially offset by:

•	$62 million - foreign currency translational impact;

•	$19 million - decrease in cruise ticket pricing driven by unfavorable foreign currency transactional impacts and

•	$12 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 17% of our EAA segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $4 million, or 1.2%, to $300 million in 2016 from $296 million in 2015. The increase was caused by a 6.4% capacity increase in ALBDs, which accounted for $19 million, partially offset by foreign currency translational impact, which accounted for $12 million.

Onboard and other revenues included concession revenues that decreased to $98 million in 2016 from $103 million in 2015.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $73 million, or 3.0%, to $2.6 billion in 2016 from $2.5 billion in 2015.

This increase was caused by:

•	$95 million - 3.9% capacity increase in ALBDs;

•	$40 million - higher dry-dock expenses and other ship repair and maintenance expenses;

•	$38 million - the accounting reclassification and

•	$26 million - higher air costs.

These increases were partially offset by:

•	$83 million - lower fuel prices;

•	$33 million - foreign currency translational impact and

•	$11 million - lower fuel consumption.

Selling and administrative expenses increased by $45 million, or 9.4% to $529 million in 2016 from $484 million in 2015.

This increase was caused by:

•	$33 million - various selling and administrative initiatives and

•	$19 million - 3.9% capacity increase in ALBDs.

Depreciation and amortization expenses increased by $44 million, or 10.8%, to $443 million in 2016 from $399 million in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues remained at 69% in both 2016 and 2015.

North America Segment

Operating costs and expenses increased by $17 million, or 1.1%, to $1.6 billion in 2016 from $1.5 billion in 2015.

This increase was caused by:

•	$36 million - 2.3% capacity increase in ALBDs;

•	$36 million - higher air costs and

•	$25 million - higher ship repair and maintenance expenses.

These increases were partially offset by lower fuel prices, which accounted for $50 million, and quarterly timing of various other operating expenses, net, which accounted for $30 million.

Selling and administrative expenses increased by $22 million, or 8.0% to $293 million in 2016 from $271 million in 2015. This increase was driven by various selling and administrative initiatives.

Depreciation and amortization expenses increased by $30 million, or 12.3%, to $272 million in 2016 from $242 million in 2015. This increase was caused by changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues decreased to 67% in 2016 from 68% in 2015.

EAA Segment

Operating costs and expenses increased by $51 million, or 6.0%, to $903 million in 2016 from $852 million in 2015.

This increase was caused by:

•	$55 million - 6.4% capacity increase in ALBDs;

•	$38 million - the accounting reclassification;

•	$24 million - higher dry-dock expenses and other ship repair and maintenance expenses and

•	$11 million - quarterly timing of various other operating expenses, net.

These increases were partially offset by:

•	$33 million - lower fuel prices;

•	$33 million - foreign currency translational impact and

•	$11 million - lower air costs.

Depreciation and amortization expenses increased by $12 million, or 8.2%, to $152 million in 2016 from $140 million in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues increased to 70% in 2016 from 68% in 2015.

Operating Income

Our consolidated operating income increased by $52 million, or 3.4%, to $1.6 billion in 2016 from $1.5 billion in 2015. Our North America segment's operating income increased by $100 million, or 11%, to $1.1 billion in 2016 from $951 million in 2015, and our EAA segment's operating income decreased by $15 million, or 2.7% to $522 million in 2016 from $537 million in 2015. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Losses on fuel derivatives, net were comprised of the following (in millions):

	Three Months Ended August 31,
	2016	2015
Unrealized gains(losses) on fuel derivatives, net	$25	$(137)
Realized losses on fuel derivatives	(61)	(60)
Losses on fuel derivatives, net	$(36)	$(197)

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

Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segments’ costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. We believe that gains and losses on ship sales and ship impairments, net and restructuring expenses and other expenses are not part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we exclude these items from our calculation of net cruise costs with and without fuel. We also believe it is more meaningful for gains and losses on ship sales and ship impairments, net and restructuring and other expenses to be excluded from our net income and earnings per share and, accordingly, we present adjusted net income and adjusted earnings per share excluding these items.

We have not provided a reconciliation of forecasted gross cruise revenues to forecasted net cruise revenues or forecasted gross cruise costs to forecasted net cruise costs because it would be too difficult to prepare reliable U.S. GAAP forecasts of gross cruise revenues and gross cruise costs without unreasonable effort.

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

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We have not provided a reconciliation between forecasted adjusted earnings per share guidance and forecasted U.S. GAAP earnings per share guidance because it would be too difficult to prepare reliable U.S. GAAP guidance without unreasonable effort. We are unable to predict, without unreasonable effort, the future movement of foreign exchange rates or the future impact of gains or losses on ship sales, restructuring expenses or other non-core gains and charges. The presentation of our non-GAAP financial information is not intended to be considered in isolation from, as substitute for, or superior to the financial information prepared in accordance with U.S. GAAP. It is possible that our non-GAAP financial measures may not be exactly comparable to the like-kind information presented by other companies, which is a potential risk associated with using these measures to compare us to other companies.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended August 31,
	2016	2016 Constant Dollar	2015

Passenger ticket revenues	$3,803	$3,866	$3,631
Onboard and other revenues	1,146	1,158	1,102
Gross cruise revenues	4,949	5,024	4,733
Less cruise costs
Commissions, transportation and other	(646)	(654)	(603)
Onboard and other	(171)	(173)	(170)
	(817)	(827)	(773)
Net passenger ticket revenues	3,157	3,212	3,028
Net onboard and other revenues	975	985	932
Net cruise revenues	$4,132	$4,197	$3,960
ALBDs	20,572,112	20,572,112	19,794,882
Gross revenue yields	$240.60	$244.22	$239.10
% increase vs. 2015	0.6%	2.1%
Net revenue yields	$200.87	$204.03	$200.04
% increase vs. 2015	0.4%	2.0%
Net passenger ticket revenue yields	$153.47	$156.14	$152.96
% increase vs. 2015	0.3%	2.1%
Net onboard and other revenue yields	$47.39	$47.89	$47.09
% increase vs. 2015	0.7%	1.7%

	Three Months Ended August 31,
	2016	2016 Constant Currency	2015
Net passenger ticket revenues	$3,157	$3,246	$3,028
Net onboard and other revenues	975	981	932
Net cruise revenues	$4,132	$4,227	$3,960
ALBDs	20,572,112	20,572,112	19,794,882

Net revenue yields	$200.87	$205.46	$200.04
% increase vs. 2015	0.4%	2.7%
Net passenger ticket revenue yields	$153.47	$157.76	$152.96
% increase vs. 2015	0.3%	3.1%
Net onboard and other revenue yields	$47.39	$47.69	$47.09
% increase vs. 2015	0.7%	1.3%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended August 31,
	2016	2016 Constant Dollar	2015

Cruise operating expenses	$2,479	$2,513	$2,408
Cruise selling and administrative expenses	527	534	482
Gross cruise costs	3,006	3,047	2,890
Less cruise costs included above
Commissions, transportation and other	(646)	(654)	(603)
Onboard and other	(171)	(173)	(170)
Gain on ship sale	—	—	2
Restructuring expenses	—	—	(14)
Other (a)	(18)	(18)	—
Net cruise costs	2,171	2,202	2,105
Less fuel	(265)	(265)	(345)
Net cruise costs excluding fuel	$1,906	$1,937	$1,760
ALBDs	20,572,112	20,572,112	19,794,882
Gross cruise costs per ALBD	$146.18	$148.11	$145.95
% increase vs. 2015	0.2%	1.5%
Net cruise costs per ALBD	$105.54	$107.00	$106.28
% (decrease) increase vs. 2015	(0.7)%	0.7%
Net cruise costs excluding fuel per ALBD	$92.63	$94.10	$88.84
% increase vs. 2015	4.3%	5.9%
(a) Insignificant costs were included in the income statement in previous periods.

	Three Months Ended August 31,
	2016	2016 Constant Currency	2015
Net cruise costs excluding fuel	$1,906	$1,929	$1,760
ALBDs	20,572,112	20,572,112	19,794,882

Net cruise costs excluding fuel per ALBD	$92.63	$93.77	$88.84
% increase vs. 2015	4.3%	5.5%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	August 31,
	2016	2015
Net income
U.S. GAAP net income	$1,424	$1,216
Unrealized (gains) losses on fuel derivatives, net	(25)	137
Gain on ship sale	—	(2)
Restructuring expenses	—	14
Other (a)	18	—
Adjusted net income	$1,417	$1,365
Weighted-average shares outstanding	739	781

Earnings per share
U.S. GAAP earnings per share	$1.93	$1.56
Unrealized (gains) on fuel derivatives, net	(0.03)	0.17
Gain on ship sale	—	—
Restructuring expenses	—	0.02
Other (a)	0.02	—
Adjusted earnings per share	$1.92	$1.75

(a) Insignificant costs were included in the income statement in previous periods.

Net cruise revenues increased by $172 million, or 4.4% to $4.1 billion in 2016 from $4.0 billion in 2015.
The increase in net cruise revenues was caused by:

•	$156 million - 3.9% capacity increase in ALBDs and

•	$111 million - 2.7% increase in constant currency net revenue yields.
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $94 million.
The 2.7% increase in net revenue yields on a constant currency basis was due to a 3.1% increase in net passenger ticket revenue yields and a 1.3% increase in net onboard and other revenue yields.
The 3.1% increase in net passenger ticket revenue yields was driven primarily by improvements in our Caribbean and Alaskan programs for our North America segment and European programs for our EAA segment, partially offset by yield reductions in Asia and Australia and 1.0 percentage points of this yield increase resulted from the accounting reclassification. This 3.1% increase in net passenger ticket revenue yields was comprised of a 3.9% increase from our North America segment and a 2.3% increase from our EAA segment.
The 1.3% increase in net onboard and other revenue yields was caused by a 2.8% increase from our North America segment, partially offset by a 1.9% decrease from our EAA segment.
Gross cruise revenues increased by $216 million, or 4.6%, to $4.9 billion in 2016 from $4.7 billion in 2015 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $146 million, or 8.4%, to $1.9 billion in 2016 from $1.8 billion in 2015.
The increase in net cruise costs excluding fuel was caused by:

•	$101 million - 5.5% increase in constant currency net cruise costs excluding fuel and

•	$69 million - 3.9% capacity increase in ALBDs.
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $23 million.
The 5.5% increase in constant currency net cruise costs excluding fuel per ALBD was principally due to higher repair and maintenance and dry-dock expenses, timing of advertising expense and a 1.7 percentage point increase that resulted from the accounting reclassification.
Fuel costs decreased by $80 million, or 23%, to $265 million in 2016 from $345 million in 2015.

The decrease was caused by:

•	$83 million - lower fuel prices and

•	$11 million - lower fuel consumption.
These decreases were partially offset by 3.9% capacity increase in ALBDs, which accounted for $14 million.
Gross cruise costs increased by $116 million, or 4.0%, to $3.0 billion in 2016 from $2.9 billion in 2015 for principally the same reasons as discussed above.

Nine Months Ended August 31, 2016 (“2016”) Compared to Nine Months Ended August 31, 2015 (“2015”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2016 total revenues. Cruise passenger ticket revenues increased by $326 million, or 3.7%, to $9.2 billion in 2016 from $8.9 billion in 2015.

This increase was caused by:

•	$288 million - 3.2% capacity increase in ALBDs;

•	$101 million - the accounting reclassification and

•	$79 million - slight increase in occupancy.

These increases were partially offset by foreign currency translational impact, which accounted for $145 million.

The remaining 26% of 2016 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $129 million, or 4.4%, to $3.0 billion in 2016 from $2.9 billion in 2015.

This increase was caused by:

•	$95 million - 3.2% capacity increase in ALBDs;

•	$39 million - higher onboard spending by our guests and

•	$26 million - slight increase in occupancy.

These increases were partially offset by the foreign currency translational impact, which accounted for $32 million.

Onboard and other revenues included concession revenues that decreased to $788 million in 2016 from $823 million in 2015.

North America Segment

Cruise passenger ticket revenues made up 73% of our North America segment's 2016 total revenues. Cruise passenger ticket revenues increased by $184 million, or 3.4%, to $5.6 billion in 2016 from $5.4 billion in 2015.

The increase was driven by:

•	$56 million - increase in cruise ticket pricing, partially offset by unfavorable foreign currency transactional impacts;

•	$51 million - 1.0 percentage point increase in occupancy and

•	$48 million - increase in air transportation revenues from guests who purchased their tickets from us.

The remaining 27% of our North America segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $67 million, or 3.3%, to $2.1 billion in 2016 from $2.0 billion in 2015. This increase was driven by higher onboard spending by our guests, which accounted for $36 million.
Onboard and other revenues included concession revenues that decreased to $536 million in 2016 from $571 million in 2015.

EAA Segment

Cruise passenger ticket revenues made up 82% of our EAA segment's 2016 total revenues. Cruise passenger ticket revenues increased by $155 million, or 4.4%, to $3.7 billion in 2016 from $3.5 billion in 2015.

This increase was caused by:

•	$276 million - 7.9% capacity increase in ALBDs;

•	$101 million - the accounting reclassification and

•	$36 million - 1.0 percentage point increase in occupancy.

These increases were partially offset by:

•	$145 million - foreign currency translational impact;

•	$76 million - decrease in cruise ticket pricing, driven by unfavorable foreign currency impacts and

•	$46 million - decrease in air transportation revenues from guests who purchased their tickets from us.

The remaining 18% of our EAA segment's 2016 total revenues were comprised of onboard and other cruise revenues, which increased by $37 million, or 4.8%, to $813 million in 2016 from $776 million in 2015. This increase was caused by a 7.9% capacity increase in ALBDs, which accounted for $61 million, partially offset by the foreign currency translational impact, which accounted for $32 million.

Onboard and other revenues included concession revenues that remained at $252 million in both 2016 and 2015.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $165 million, or 2.3%, to $7.1 billion in 2016 from $7.2 billion in 2015.

This decrease was caused by:

•	$363 million - lower fuel prices;

•	$95 million - foreign currency translational impact and

•	$60 million - lower dry-dock expenses.

These decreases were partially offset by:

•	$230 million - 3.2% capacity increase in ALBDs;

•	$101 million - the accounting reclassification and

•	$25 million - slight increase in occupancy.

Selling and administrative expenses increased by $109 million, or 7.3% to $1.6 billion in 2016 from $1.5 billion in 2015.

This increase was caused by:

•	$80 million - various selling and administrative initiatives and

•	$49 million - 3.2% capacity increase in ALBDs.

These increases were partially offset by the foreign currency translational impact, which accounted for $19 million.

Depreciation and amortization expenses increased by $97 million, or 8.0% to $1.3 billion in 2016 from $1.2 billion in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues decreased to 80% in 2016 from 83% in 2015. Lower fuel prices in 2016 compared to 2015 caused the three percentage point decrease in our total costs and expenses as a percentage of revenues.

North America Segment

Operating costs and expenses decreased by $191 million, or 4.3%, to $4.3 billion in 2016 from $4.4 billion in 2015.

This decrease was caused by:

•	$226 million - lower fuel prices and

•	$25 million - lower dry-dock expenses.

These decreases were partially offset by higher air costs, which accounted for $43 million.

Selling and administrative expenses increased by $67 million, or 8.1% to $897 million in 2016 from $830 million in 2015. This was caused by various selling and administrative initiatives, which accounted for $65 million.

Depreciation and amortization expenses increased by $53 million, or 7.1%, to $791 million in 2016 from $738 million in 2015. This increase was due to changes in capacity and improvements to existing ships and shoreside assets.

Total costs and expenses as a percentage of revenues decreased to 77% in 2016 from 81% in 2015. The four percentage point decrease in our total costs and expenses as a percentage of revenues was principally due to lower fuel prices in 2016 compared to 2015.

EAA Segment

Operating costs and expenses slightly decreased by $22 million to $2.7 billion in 2016 from $2.6 billion in 2015.

This decrease was caused by:

•	$136 million - lower fuel prices;

•	$95 million - foreign currency translational impact;

•	$55 million - decrease in air transportation costs related to guests who purchased their tickets from us and

•	$33 million - lower dry-dock expenses.

These decreases were partially offset by:

•	$209 million - 7.9% capacity increase in ALBDs and

•	$101 million - the accounting reclassification.

Selling and administrative expenses slightly increased by $2 million to $513 million in 2016 from $511 million in 2015.

Depreciation and amortization expenses increased by $33 million, or 8.1%, to $450 million in 2016 from $417 million in 2015. This increase was caused by 7.9% capacity increase in ALBDs, which accounted for $33 million.

Total costs and expenses as a percentage of revenues decreased to 81% in 2016 from 84% in 2015. The three percentage point decrease in our total costs and expenses as a percentage of revenues was principally due to lower fuel prices in 2016 compared to 2015.

Operating Income

Our consolidated operating income increased by $410 million, or 20%, to $2.5 billion in 2016 from $2.1 billion in 2015. Our North America segment’s operating income increased by $323 million, or 22%, to $1.8 billion in 2016 from $1.4 billion in 2015, and our EAA segment’s operating income increased by $136 million, or 19%, to $837 million in 2016 from $701 million in 2015. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Losses on fuel derivatives, net were comprised of the following (in millions):

	Nine Months Ended August 31,
	2016	2015
Unrealized gains (losses) on fuel derivatives, net	$121	$(215)
Realized losses on fuel derivatives	(223)	(163)
Losses on fuel derivatives, net	$(102)	$(378)

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Nine Months Ended August 31,
	2016	2016 Constant Dollar	2015

Passenger ticket revenues	$9,217	$9,362	$8,891
Onboard and other revenues	3,047	3,080	2,918
Gross cruise revenues	12,264	12,442	11,809
Less cruise costs
Commissions, transportation and other	(1,723)	(1,751)	(1,671)
Onboard and other	(411)	(416)	(395)
	(2,134)	(2,167)	(2,066)
Net passenger ticket revenues	7,494	7,611	7,220
Net onboard and other revenues	2,636	2,664	2,523
Net cruise revenues	$10,130	$10,275	$9,743
ALBDs	59,555,384	59,555,384	57,685,594
Gross revenue yields	$205.94	$208.91	$204.72
% increase vs. 2015	0.6%	2.0%
Net revenue yields	$170.10	$172.52	$168.91
% increase vs. 2015	0.7%	2.1%
Net passenger ticket revenue yields	$125.84	$127.80	$125.17
% increase vs. 2015	0.5%	2.1%
Net onboard and other revenue yields	$44.26	$44.72	$43.74
% increase vs. 2015	1.2%	2.2%

	Nine Months Ended August 31,
	2016	2016 Constant Currency	2015
Net passenger ticket revenues	$7,494	$7,778	$7,220
Net onboard and other revenues	2,636	2,672	2,523
Net cruise revenues	$10,130	$10,450	$9,743
ALBDs	59,555,384	59,555,384	57,685,594

Net revenue yields	$170.10	$175.46	$168.91
% increase vs. 2015	0.7%	3.9%
Net passenger ticket revenue yields	$125.84	$130.60	$125.17
% increase vs. 2015	0.5%	4.3%
Net onboard and other revenue yields	$44.26	$44.86	$43.74
% increase vs. 2015	1.2%	2.6%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Nine Months Ended August 31,
	2016	2016 Constant Dollar	2015
Cruise operating expenses	$6,939	$7,034	$7,100
Cruise selling and administrative expenses	1,606	1,626	1,497
Gross cruise costs	8,545	8,660	8,597
Less cruise costs included above
Commissions, transportation and other	(1,723)	(1,751)	(1,671)
Onboard and other	(411)	(416)	(395)
Gain on ship sale	2	2	6
Restructuring expenses	(2)	(2)	(21)
Other (a)	(39)	(39)	—
Net cruise costs	6,372	6,454	6,516
Less fuel	(648)	(648)	(996)
Net cruise costs excluding fuel	$5,724	$5,806	$5,520
ALBDs	59,555,384	59,555,384	57,685,594
Gross cruise costs per ALBD	$143.50	$145.42	$149.03
% decrease vs. 2015	(3.7)%	(2.4)%
Net cruise costs per ALBD	$106.99	$108.37	$112.96
% decrease vs. 2015	(5.3)%	(4.1)%
Net cruise costs excluding fuel per ALBD	$96.10	$97.48	$95.70
% increase vs. 2015	0.4%	1.9%
(a) Insignificant costs were included in the income statement in previous periods.

	Nine Months Ended August 31,
	2016	2016 Constant Currency	2015
Net cruise costs excluding fuel	$5,724	$5,793	$5,520
ALBDs	59,555,384	59,555,384	57,685,594

Net cruise costs excluding fuel per ALBD	$96.10	$97.27	$95.70
% increase vs. 2015	0.4%	1.6%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Nine Months Ended
	August 31,
	2016	2015
Net income
U.S. GAAP net income	$2,171	$1,487
Unrealized (gains) losses on fuel derivatives, net	(121)	215
Gain on ship sale	(2)	(6)
Restructuring expenses	2	21
Other (a)	39	—
Adjusted net income	$2,089	$1,717
Weighted-average shares outstanding	754	781

Earnings per share
U.S. GAAP earnings per share	$2.88	$1.91
Unrealized (gains) losses on fuel derivatives, net	(0.16)	0.27
Gain on ship sale	—	(0.01)
Restructuring expenses	—	0.03
Other	0.05	—
Adjusted earnings per share	$2.77	$2.20

(a) Insignificant costs were included in the income statement in previous periods.

Net cruise revenues increased by $387 million, or 4.0%, to $10.1 billion in 2016 from $9.7 billion in 2015.
The increase in net cruise revenues was caused by:

•	$390 million - 3.9% increase in constant currency net revenue yields and

•	$316 million - 3.2% capacity increase in ALBDs.
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $319 million.
The 3.9% increase in net revenue yields on a constant currency basis was due to a 4.3% increase in net passenger ticket revenue yields and a 2.6% increase in net onboard and other revenue yields.
The 4.3% increase in net passenger ticket revenue yields was driven primarily by improvements in our Caribbean and Alaskan programs for our North America segment and European programs for our EAA segment and 1.1 percentage points of this yield increase resulted from the accounting reclassification. This 4.3% increase in net passenger ticket revenue yields was comprised of a 5.5% increase from our North America segment and a 3.2% increase from our EAA segment.
The 2.6% increase in net onboard and other revenue yields was caused by a 3.7% increase from our North America segment and a 1.0% increase from our EAA segment.
Gross cruise revenues increased by $455 million, or 3.9%, to $12.3 billion in 2016 from $11.8 billion in 2015 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $204 million, or 3.7%, to $5.7 billion in 2016 from $5.5 billion in 2015.
The increase in net cruise costs excluding fuel was caused by a 3.2% capacity increase in ALBDs, which accounted for $179 million, partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $70 million.
The 1.6% increase in constant currency net cruise costs excluding fuel per ALBD was principally due to higher repair and maintenance and dry-dock partially offset by a 1.4 percentage point increase that resulted from the accounting reclassification.
Fuel costs decreased by $348 million, or 35%, to $648 million in 2016 from $996 million in 2015. This was caused by lower fuel prices, which accounted for $363 million, partially offset by a 3.2% capacity increase in ALBDs, which accounted for $32 million.
Gross cruise costs slightly decreased by $52 million to $8.5 billion in 2016 from 8.6 billion in 2015 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital (“ROIC”), reaching double digit returns within the next two years, while maintaining a strong balance sheet and strong investment grade credit ratings. We define ROIC as the twelve month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress. Our ability to generate significant operating cash flows allows us to internally fund our capital investments. As we continue to profitably grow our cruise business, we plan to increase our debt level, in a manner consistent with maintaining our strong credit metrics and strong investment grade credit ratings. This will allow us to return both free cash flows and incremental debt proceeds to our shareholders in the form of dividends and/or share repurchases. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.
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
At August 31, 2016, we had a working capital deficit of $5.5 billion. This deficit included $3.6 billion of current customer deposits, which represent the passenger revenues already collected for cruises departing over the next twelve months and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our August 31, 2016 working capital deficit also included $1.0 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our August 31, 2016 working capital deficit balance, our adjusted working capital deficit was $0.9 billion. Our business model, along with our strong balance sheet and unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.
At November 30, 2015, the U.S. dollar was $1.50 to sterling, $1.06 to the euro and $0.72 to the Australian dollar. Had these November 30, 2015 currency exchange rates been used to translate our August 31, 2016 non-U.S. dollar functional currency operations’ assets and liabilities instead of the August 31, 2016 U.S. dollar exchange rates of $1.31 to sterling, $1.12 to the euro and $0.76 to the Australian dollar, our total assets would have been higher by $99 million and our total liabilities would have been lower by $256 million.

Sources and Uses of Cash

Operating Activities
Our business provided $4.1 billion of net cash from operations during the nine months ended August 31, 2016, an increase of $543 million, or 15%, compared to $3.6 billion for the same period in 2015. This increase was caused by more cash being provided from our operating results.

Investing Activities
During the nine months ended August 31, 2016, net cash used in investing activities was $2.6 billion. This was comprised of:

•
Our expenditures for capital projects, of which $1.5 billion was spent on our ongoing new shipbuilding program, substantially for AIDAprima, net of liquidated damages, and Holland America Line's Koningsdam and Carnival Vista;

•	Capital expenditures of $657 million for ship improvements and replacements;

•	Capital expenditures of $257 million for information technology, buildings and improvements and other assets;

•	Payment of $231 million of fuel derivative settlements and

•	Payment of $22 million of collateral to one of our fuel derivative counterparties.
During the nine months ended August 31, 2015, net cash used in investing activities was $1.8 billion. This was caused by:

•	Our expenditures for capital projects, of which $728 million was spent on our ongoing new shipbuilding program, primarily for P&O Cruises (UK)'s Britannia;

•	Capital expenditures of $790 million for ship improvements and replacements;

•	Capital expenditures of $187 million for information technology, buildings and improvements and other assets;

•	Cash installments of $25 million from the sales of Ocean Princess, Seabourn Legend and Seabourn Spirit and

•	$139 million of fuel derivative settlements.

Financing Activities
During the nine months ended August 31, 2016, net cash used in financing activities of $2.4 billion was substantially due to the following:

•	borrowed $301 million of short-term borrowings, net of repayments, in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $971 million of long-term debt;

•	issued $555 million of euro-denominated publicly-traded notes, which net proceeds were used for general corporate purposes;

•	borrowed $379 million of long-term debt under an export credit facility;

•	borrowed $110 million of long-term debt under euro-denominated bank loans;

•	paid cash dividends of $721 million;

•
purchased $2.1 billion of shares of Carnival Corporation common stock in open market transactions of which $2.1 billion were repurchased under our Repurchase Program and $39 million were repurchased under our Stock Swap and

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

Future Commitments and Funding Sources
Our contractual cash obligations as of August 31, 2016 have changed compared to November 30, 2015 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.” In addition, during the nine months ended August 31, 2016, we finalized the agreement with Italian shipbuilder, Fincantieri S.p.A, for the construction of Princess Cruises 3,560-passenger capacity Royal-class vessel to be delivered in 2020. Furthermore, on September 5, 2016, we signed a Memorandum of Agreement ("MOA") with German and Finnish shipbuilders, Meyer Werft and Meyer Turku, that will add a total of three new cruise ships to our fleet through 2022. This MOA is consistent with our long-term strategy of measured capacity growth over time and is subject to several conditions, including obtaining satisfactory financing.
As of August 31, 2016, our total annual capital expenditures consist of ships under contract for construction, including the three ships ordered under the MOA, and estimated improvements to existing ships and shoreside assets are expected to be $2.0 billion for the remainder of 2016, $3.1 billion in 2017, $3.7 billion in 2018, $4.5 billion in 2019, $4.4 billion in 2020, $2.9 billion in 2021 and $2.0 billion in 2022.
The year-over-year percentage increase in our capacity is currently expected to be 4.5% for the 2016 fourth quarter. The year-over-year percentage increase in our annual capacity is currently expected to be 3.6% in 2016, 2.6% in 2017, 3.0% in 2018, 5.3% in 2019, 8.0% in 2020, 5.5% in 2021 and 2.8% in 2022. These percentage increases are expected to result primarily from contracted new ships entering service, including the three ships ordered under the MOA, and exclude any unannounced future ship orders, acquisitions, retirements, charters or sales.
At August 31, 2016, we had liquidity of $10.8 billion. Our liquidity consisted of $220 million of cash and cash equivalents, which excludes $242 million of cash on hand, $2.9 billion available for borrowing under our revolving credit and bank loan facilities, net of our outstanding commercial paper borrowings, and $7.7 billion under our committed future financings, which are substantially comprised of ship export credit facilities. Of this $7.7 billion, $0.9 billion is available for funding in 2017, $2.0 billion in 2018, $2.5 billion in 2019 and $2.3 billion in 2020. At August 31, 2016, all of our revolving credit facilities are scheduled to mature in 2021, except for $300 million that matures in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.
Substantially all of our debt agreements contain financial covenants as described in Note 6 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2015 Form 10-K.  At August 31, 2016, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Foreign Currency Exchange Rate Risks

At August 31, 2016, 43% and 57% (50% and 50% at November 30, 2015) of our debt was U.S. dollar and euro-denominated, respectively, including the effect of foreign currency swaps.

We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. We execute transactions in a number of currencies other than their functional currencies, principally the euro, sterling and Australian, Canadian and U.S. dollars, which result in foreign currency transactional impacts. Based on a 10% hypothetical change in all currency exchange rates versus the U.S. dollar that were used in our September 26, 2016 guidance, we estimate (including both the foreign currency translational and transactional impacts) that our adjusted diluted earnings per share September 26, 2016 guidance would change by the following:

•	$0.27 per share on an annualized basis for 2016 and

•	$0.04 per share for the fourth quarter of 2016.

Fuel Price Risks

Based on a 10% hypothetical change in fuel prices versus the current spot price that was used to calculate fuel expense in our September 26, 2016 guidance, we estimate that our adjusted diluted earnings per share September 26, 2016 guidance would change by the following:

•	$0.15 per share on an annualized basis and

•	$0.04 per share for the fourth quarter of 2016.

Based on a 10% hypothetical change in Brent prices versus the current spot price that was used to calculate realized gains (losses) on fuel derivatives in our September 26, 2016 guidance, we estimate that our adjusted diluted earnings per share September 26, 2016 guidance would change by $0.01 per share for the fourth quarter of 2016.

At August 31, 2016, the unrealized losses on our outstanding fuel derivative contracts was $436 million.

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
Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2016, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

Our Boards of Directors have authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1.0 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). On January 28, 2016 and on June 27, 2016, the Boards of Directors approved modifications of the Repurchase Program authorization that increased the remaining authorized repurchases at the time of each approval by $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.
During the three months ended August 31, 2016, purchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of shares of Carnival Corporation Common Stock Purchased (a)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
			(in millions)
June 1, 2016 through June 30, 2016	4,999,368	$47.11	$1,101
July 1, 2016 through July 31, 2016	7,692,794	$45.22	$753
August 1, 2016 through August 31, 2016	2,651,000	$46.27	$631
Total	15,343,162	$46.02
(a) No shares of Carnival Corporation common stock were purchased outside of publicly announced plans or programs.
From September 1, 2016 through September 23, 2016, we repurchased an additional 2.3 million shares of Carnival Corporation common stock for $107 million under the Repurchase Program. At September 23, 2016, the remaining availability under the Repurchase Program was $531 million.
In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently. At September 23, 2016, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 26.0 million shares of Carnival Corporation common stock.
Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2017 annual general meeting or July 13, 2017. During the three months ended August 31, 2016, there were no repurchases of Carnival plc ordinary shares under the Repurchase Program.

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
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at September 23, 2016. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited (“CIL”) through its sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or CIL was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and has 26.0 million shares remaining at September 23, 2016. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.
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
During the three months ended May 31, 2016 and August 31, 2016, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

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

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, as filed with the Securities and Exchange Commission on September 30, 2016 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2016 and 2015;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2016 and 2015;				X
	(iii) the Consolidated Balance Sheets at August 31, 2016 and November 30, 2015;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015 and				X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: September 30, 2016	Date: September 30, 2016