Form 10-Q/A
period 2016-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2016-10-05
CIK 815097, 1125259

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

Explanatory Note
We are filing this amendment to Item 2. Management's Discussion and Analysis - Liquidity, Financial Condition and Capital Resources, Future Commitments and Funding Sources to correct the statement “estimated improvements to existing ships and shoreside assets are expected to be $2.0 billion for the remainder of 2016” to “estimated improvements to existing ships and shoreside assets are expected to be $1.0 billion for the remainder of 2016.” Included below is Item 2 with the corrected information.

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
As of August 31, 2016, our total annual capital expenditures consist of ships under contract for construction, including the three ships ordered under the MOA, and estimated improvements to existing ships and shoreside assets are expected to be $1.0 billion for the remainder of 2016, $3.1 billion in 2017, $3.7 billion in 2018, $4.5 billion in 2019, $4.4 billion in 2020, $2.9 billion in 2021 and $2.0 billion in 2022.
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

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: October 5, 2016	Date: October 5, 2016