Form 10-Q
period 2017-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2017-03-30
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 24, 2017, Carnival Corporation had outstanding 536,614,851 shares of Common Stock, $0.01 par value.
At March 24, 2017, Carnival plc had outstanding 214,138,487 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 536,614,851, Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28/29,
	2017	2016
Revenues
Cruise
Passenger tickets	$2,804	$2,718
Onboard and other	978	923
Tour and other	9	10
	3,791	3,651
Operating Costs and Expenses
Cruise
Commissions, transportation and other	569	582
Onboard and other	125	117
Payroll and related	519	492
Fuel	297	187
Food	251	247
Other ship operating	661	604
Tour and other	13	14
	2,435	2,243
Selling and administrative	549	551
Depreciation and amortization	439	423
	3,423	3,217
Operating Income	368	434
Nonoperating Income (Expense)
Interest income	2	2
Interest expense, net of capitalized interest	(51)	(52)
Gains (losses) on fuel derivatives, net	27	(236)
Other income (expense), net	8	(5)
	(14)	(291)
Income Before Income Taxes	354	143
Income Tax Expense, Net	(2)	(1)
Net Income	$352	$142
Earnings Per Share
Basic	$0.48	$0.18
Diluted	$0.48	$0.18
Dividends Declared Per Share	$0.35	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 28/29,
	2017	2016
Net Income	$352	$142
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	1	(208)
Other	14	6
Other Comprehensive Income (Loss)	15	(202)
Total Comprehensive Income (Loss)	$367	$(60)
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2017	November 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$437	$603
Trade and other receivables, net	307	298
Inventories	361	322
Prepaid expenses and other	492	466
Total current assets	1,597	1,689
Property and Equipment, Net	32,328	32,429
Goodwill	2,911	2,910
Other Intangibles	1,279	1,275
Other Assets	588	578
	$38,703	$38,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$169	$457
Current portion of long-term debt	1,127	640
Accounts payable	669	713
Accrued liabilities and other	1,766	1,740
Customer deposits	3,734	3,522
Total current liabilities	7,465	7,072
Long-Term Debt	7,796	8,302
Other Long-Term Liabilities	782	910
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 655 shares at 2017 and 654 shares at 2016 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2017 and 2016 issued	358	358
Additional paid-in capital	8,660	8,632
Retained earnings	21,939	21,843
Accumulated other comprehensive loss	(2,440)	(2,454)
Treasury stock, 118 shares at 2017 and 2016 of Carnival Corporation and 28 shares at 2017 and 27 shares at 2016 of Carnival plc, at cost	(5,864)	(5,789)
Total shareholders’ equity	22,660	22,597
	$38,703	$38,881
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28/29,
	2017	2016
OPERATING ACTIVITIES
Net income	$352	$142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	439	423
(Gains) losses on fuel derivatives, net	(27)	236
Share-based compensation	20	16
Other, net	20	9
	804	826
Changes in operating assets and liabilities
Receivables	(2)	(18)
Inventories	(35)	(4)
Insurance recoverables, prepaid expenses and other	(10)	(12)
Accounts payable	(47)	(7)
Accrued and other liabilities	3	(75)
Customer deposits	219	88
Net cash provided by operating activities	932	798
INVESTING ACTIVITIES
Additions to property and equipment	(412)	(330)
Payments of fuel derivative settlements	(52)	(88)
Collateral payments for fuel derivatives	—	(57)
Other, net	(10)	16
Net cash used in investing activities	(474)	(459)
FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(289)	235
Principal repayments of long-term debt	(101)	(628)
Proceeds from issuance of long-term debt	100	555
Dividends paid	(254)	(232)
Purchases of treasury stock	(69)	(916)
Sales of treasury stock	—	40
Other, net	(2)	(1)
Net cash used in financing activities	(615)	(947)
Effect of exchange rate changes on cash and cash equivalents	(9)	(9)
Net decrease in cash and cash equivalents	(166)	(617)
Cash and cash equivalents at beginning of period	603	1,395
Cash and cash equivalents at end of period	$437	$778
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

Basis of Presentation
The Consolidated Balance Sheet at February 28, 2017, and the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for the three months ended February 28/29, 2017 and 2016 are unaudited and, in the opinion of our management, contain all adjustments necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2016 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 30, 2017. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued amended guidance regarding accounting for Interest - Imputation of Interest, which simplifies the presentation of debt issuance costs and which clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. On December 1, 2016, we adopted this guidance using the retrospective approach and reclassified $55 million from Other Assets to Long-Term Debt on our November 30, 2016 Consolidated Balance Sheet.

The FASB issued amended guidance regarding Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. On December 1, 2016, we early adopted this guidance using the modified retrospective transition method. The impact of adopting this guidance was primarily related to forfeitures and immaterial to our consolidated financial statements.

The FASB issued amended guidance regarding accounting for Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. The amendments impact the accounting for software licenses but will not change a customer’s accounting for service contracts. On December 1, 2016, we adopted this guidance on a prospective basis and it did not have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding accounting for Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is required to be adopted by us in the first quarter of 2018 and can be applied on either a prospective or modified retrospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding accounting for Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts or whether the embedded call and put options should be bifurcated from the related debt instrument and accounted for separately as a derivative. This guidance is required to be adopted by us in the first quarter of 2018 and must be applied using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued guidance regarding Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. This guidance is required to be adopted by us in the first quarter of 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in U.S. GAAP. This guidance is required to be adopted by us in the first quarter of 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued guidance regarding Business Combinations - Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is required to be adopted by us in the first quarter of 2019 on a prospective basis. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued amended guidance regarding Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. The guidance is required to be adopted by us in the first quarter of 2019 and should be applied using a retrospective transition method for each period presented. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued guidance regarding Statement of Cash Flows - Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued guidance regarding accounting for Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is required to be adopted by us in the first quarter of 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued guidance regarding Intangibles - Goodwill and Other - Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. This guidance is required to be adopted by us in the first quarter of 2021 on a prospective basis. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $143 million and $136 million for the three months ended February 28/29, 2017 and 2016, respectively.

NOTE 2 – Unsecured Debt

At February 28, 2017, our short-term borrowings consisted of euro-denominated commercial paper of $159 million and euro-denominated bank loans of $10 million with an aggregate weighted-average floating interest rate of (0.04)%.

In January 2017, we borrowed $100 million under a floating rate bank loan, due in January 2022.

In January 2017, we entered into an approximately $800 million export credit facility, which may be drawn in euro or U.S. dollars in 2021 and will be due in semi-annual installments through 2033. The interest rate on this export credit facility can be fixed or floating, at our discretion.

For the three months ended February 28, 2017, we had borrowings of $111 million and repayments of $240 million of commercial paper with original maturities greater than three months.

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
Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At February 28, 2017, we had estimated contingent obligations totaling $121 million. At the inception of the lease, we paid the aggregate of the net present value of the obligation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets. In January 2016, we exercised our option to terminate, at no cost, this transaction as of January 2, 2018.
Contingent Obligations – Indemnifications
Some of the debt contracts we enter into include indemnification provisions obligating us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes or changes in laws which increase our lender’s costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses, and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and we do not believe a request for material future indemnification payments is probable.

NOTE 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities
Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories:

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

	February 28, 2017				November 30, 2016
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$111	$—	$64	$46	$99	$1	$68	$31
Total	$111	$—	$64	$46	$99	$1	$68	$31
Liabilities
Fixed rate debt (b)	$5,370	$—	$5,660	$—	$5,436	$—	$5,727	$—
Floating rate debt (b)	3,773	—	3,816	—	4,018	—	4,048	—
Total	$9,143	$—	$9,476	$—	$9,454	$—	$9,775	$—

(a)
Long-term other assets are substantially all comprised of notes and other receivables. The fair values of our Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(b)
The debt amounts above do not include the impact of interest rate swaps or debt issuance costs. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Other Intangibles
The reconciliation of the changes in the carrying amounts of our goodwill was as follows (in millions):

	North America Segment	EAA (a) Segment	Total
Balance at November 30, 2016	$1,898	$1,012	$2,910
Foreign currency translation adjustment	—	1	1
Balance at February 28, 2017	$1,898	$1,013	$2,911
 (a) Europe, Australia & Asia (“EAA”)

At July 31, 2016, we performed our annual goodwill impairment reviews and no goodwill was impaired.
The reconciliation of the changes in the carrying amounts of our other intangible assets not subject to amortization, which represent trademarks, was as follows (in millions):

	North America Segment	EAA Segment	Total
Balance at November 30, 2016	$927	$279	$1,206
Foreign currency translation adjustment	—	1	1
Balance at February 28, 2017	$927	$280	$1,207
At July 31, 2016, our cruise brands that have significant trademarks recorded include AIDA, P&O Cruises (Australia), P&O Cruises (UK) and Princess. As of that date, we performed our annual trademark impairment reviews for these cruise brands and no trademarks were impaired.
The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. If there is a change in the conditions, circumstances or strategy influencing fair values in the future, then we may need to recognize an impairment charge.

The reconciliation of the changes in the net carrying amounts of our other intangible assets subject to amortization, which represent port usage rights and other amortizable intangibles, was as follows (in millions):

	Cruise Support Segment	EAA Segment	Tour and Other Segment	Total
Balance at November 30, 2016	$57	$12	$—	$69
Additions	—	—	4	4
Amortization	(1)	—	—	(1)
Balance at February 28, 2017	$56	$12	$4	$72

Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	February 28, 2017			November 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$437	$—	$—	$603	$—	$—
Restricted cash	53	—	—	60	—	—
Short-term investments (b)	—	—	—	—	—	21
Marketable securities held in rabbi trusts (c)	94	3	—	93	4	—
Derivative financial instruments	—	13	—	—	15	—
Total	$584	$16	$—	$756	$19	$21
Liabilities
Derivative financial instruments	$—	$321	$—	$—	$434	$—
Total	$—	$321	$—	$—	$434	$—

(a)	Cash and cash equivalents are comprised of cash and marketable securities with maturities of less than 90 days.

(b)
The fair value of the auction rate security included in short-term investments, as of November 30, 2016, was based on a broker quote in an inactive market, which is considered a Level 3 input. This auction-rate security was sold in December 2016.

(c)
At February 28, 2017, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

Derivative Instruments and Hedging Activities
The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	February 28, 2017	November 30, 2016
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$9	$12
	Other assets – long-term	4	3
Total derivative assets		$13	$15
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$—	$26
Interest rate swaps (b)	Accrued liabilities and other	10	10
	Other long-term liabilities	22	23
Foreign currency zero cost collars (c)	Accrued liabilities and other	6	12
	Other long-term liabilities	19	21
		57	92
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	161	198
	Other long-term liabilities	103	144
		264	342
Total derivative liabilities		$321	$434

(a)
We had foreign currency forwards totaling $11 million at February 28, 2017 and $456 million at November 30, 2016 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At February 28, 2017, these foreign currency forwards settle through July 2017. We also had foreign currency swaps totaling $289 million at February 28, 2017 and $291 million at November 30, 2016 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At February 28, 2017, these foreign currency swaps settle through September 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $486 million at February 28, 2017 and $500 million at November 30, 2016 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At February 28, 2017, these interest rate swaps settle through March 2025.

(c)
At February 28, 2017 and November 30, 2016, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At February 28, 2017 and November 30, 2016, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	February 28, 2017
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$14	$(1)	$13	$(13)	$—
Liabilities	$322	$(1)	$321	$(13)	$308

	November 30, 2016
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$15	$—	$15	$(15)	$—
Liabilities	$434	$—	$434	$(15)	$419
The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended February 28/29,
	2017	2016
Net investment hedges	$1	$(13)
Foreign currency zero cost collars – cash flow hedges	$8	$10
Interest rate swaps – cash flow hedges	$2	$(3)
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At February 28, 2017 and November 30, 2016, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of February 28, 2017 and November 30, 2016 and for the three months ended February 28/29, 2017 and 2016 where such impacts were not significant.
Fuel Price Risks
Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We have Brent call options and Brent put options, collectively referred to as zero cost collars, that establish ceiling and floor prices and mitigate a portion of our economic risk attributable to potential fuel price increases. To maximize operational flexibility we utilized derivative markets with significant trading liquidity.
Our zero cost collars are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these zero cost collars will act as economic hedges; however, hedge accounting is not applied.
Our unrealized and realized gains (losses), net on fuel derivatives were as follows (in millions):

	Three Months Ended February 28/29,
	2017	2016
Unrealized gains (losses) on fuel derivatives, net	$72	$(145)
Realized losses on fuel derivatives, net	(45)	(91)
Gains (losses) on fuel derivatives, net	$27	$(236)

At February 28, 2017, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2017 (Q2 - Q4)
	February 2013	2,457	$80	$115
	April 2013	1,521	$75	$110
	January 2014	1,350	$75	$114
	October 2014	765	$80	$113
		6,093
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and non-derivative financial instruments. Our primary focus is to monitor our exposure to, and manage, the economic foreign currency exchange risks faced by our operations and realized if we exchange one currency for another. We currently only hedge certain of our ship commitments and net investments in foreign operations. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.
Operational Currency Risks
Our EAA segment operations generate significant revenues and incur significant expenses in their functional currencies, which subjects us to “foreign currency translational” risk related to these currencies. Accordingly, exchange rate fluctuations in their functional currencies against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for these segment’s revenues and expenses. Any weakening of the U.S. dollar has the opposite effect.

Substantially all of our operations also have non-functional currency risk related to their international sales. In addition, we have a portion of our operating expenses denominated in non-functional currencies. Accordingly, we also have “foreign currency transactional” risks related to changes in the exchange rates for our revenues and expenses that are in a currency other than the functional currency. The revenues and expenses which occur in the same non-functional currencies create some degree of natural offset.
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We have $5.1 billion of euro-denominated debt, including the effect of foreign currency swaps, which provides an economic offset for our operations with euro functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.
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

At February 28, 2017, we had foreign currency zero cost collars that are designated as cash flow hedges for a portion of euro-denominated shipyard payments for the following newbuilds:

	Entered Into	Matures in	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Majestic Princess	2015	March 2017	$1.07	$1.25
Carnival Horizon	2016	March 2018	$1.02	$1.25
Seabourn Ovation	2016	April 2018	$1.02	$1.25
Holland America Nieuw Statendam	2016	November 2018	$1.05	$1.25
If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At March 24, 2017, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $5.6 billion and substantially relates to newbuilds to be delivered 2019 through 2022 to non-euro functional currency brands.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt.

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

	February 28, 2017	November 30, 2016
Fixed rate	29%	28%
Euro fixed rate	35%	35%
Floating rate	15%	14%
Euro floating rate	21%	23%

Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by:

•	Conducting business with large, well-established financial institutions, insurance companies and export credit agencies

•	Diversifying our counterparties

•	Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk

•	Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards
We currently believe the risk of nonperformance by any of our significant counterparties is remote. At February 28, 2017, our exposures under foreign currency and fuel derivative contracts and interest rate swap agreements were not material.
We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia, and credit and debit card providers to which we extend credit in the normal course of our business prior to sailing. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.
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
Our North America segment includes Carnival Cruise Line, Holland America Line, Princess and Seabourn. Our EAA segment includes AIDA, Costa, Cunard, P&O Cruises (Australia) and P&O Cruises (UK). The operations of these reporting units have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other services that are provided for the benefit of our cruise brands.
Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

Selected information for our segments was as follows (in millions):

	Three Months Ended February 28/29,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2017
North America	$2,405	$1,470	$320	$273	$342
EAA	1,338	946	172	146	74
Cruise Support	39	6	55	11	(33)
Tour and Other	9	13	2	9	(15)
	$3,791	$2,435	$549	$439	$368
2016
North America	$2,218	$1,315	$311	$255	$337
EAA	1,389	910	175	147	157
Cruise Support	34	5	63	11	(45)
Tour and Other	10	13	2	10	(15)
	$3,651	$2,243	$551	$423	$434

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 28/29,
	2017	2016
Net income for basic and diluted earnings per share	$352	$142
Weighted-average common and ordinary shares outstanding	725	766
Dilutive effect of equity plans	3	3
Diluted weighted-average shares outstanding	728	769
Basic and diluted earnings per share	$0.48	$0.18

NOTE 7 – Shareholders’ Equity
During the three months ended February 28, 2017, we repurchased 1.4 million shares of Carnival plc ordinary shares for $75 million under our general repurchase authorization program (the “Repurchase Program”). From March 1, 2017 through March 24, 2017, we repurchased 0.8 million shares of Carnival plc ordinary shares for $44 million under the Repurchase Program. Accordingly, at March 24, 2017, the remaining Carnival Corporation availability under the Repurchase Program was $280 million.

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

Forward-looking statements include those statements that may impact our outlook including, but not limited to, the forecasting of our:

• Net revenue yields	• Net cruise costs, excluding fuel per available lower berth day
• Booking levels	• Estimates of ship depreciable lives and residual values
• Pricing and occupancy	• Goodwill, ship and trademark fair values
• Interest, tax and fuel expenses	• Liquidity
• Currency exchange rates	• Adjusted earnings per share

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

•	Economic conditions and adverse world events affecting the safety and security of travel, such as civil unrest, armed conflicts and terrorist attacks

•	Changes in and compliance with laws and regulations relating to environment, health, safety, security, tax and anti-corruption under which we operate

•	Disruptions and other damages to our information technology and other networks and operations, and breaches in data security

•	Ability to recruit, develop and retain qualified personnel

•	Increases in fuel prices

•	Fluctuations in foreign currency exchange rates

•	Misallocation of capital among our ship, joint venture and other strategic investments

•	Future operating cash flow may not be sufficient to fund future obligations and we may be unable to obtain financing

•	Overcapacity in the cruise ship and land-based vacation industry

•	Deterioration of our cruise brands’ strengths and our inability to implement our strategies

•
Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain and reductions in the availability of, and increases in the prices for, the services and products provided by these vendors

•
Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations and increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages

•	Failure to keep pace with developments in technology

•
Geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect and our international operations are subject to additional risks not generally applicable to our U.S. operations

•	Competition from the cruise ship and land-based vacation industry

•	Economic, market and political factors that are beyond our control

•	Litigation, enforcement actions, fines or penalties

•	Lack of continuing availability of attractive, convenient and safe port destinations on terms that are favorable or consistent with our expectations

•	Union disputes and other employee relationship issues

•	Decisions to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates

•	Reliance on third-party providers of various services integral to the operations of our business

•	Business activities that involve our co-investment with third parties

•	Disruptions in the global financial markets or other events that may negatively affect the ability of our counterparties and others to perform their obligations to us

•	Our shareholders may be subject to the uncertainties of a foreign legal system since Carnival Corporation and Carnival plc are not U.S. corporations

•	Small group of shareholders may be able to effectively control the outcome of shareholder voting

•
Provisions in Carnival Corporation’s and Carnival plc’s constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interests

•	The DLC arrangement involves risks not associated with the more common ways of combining the operations of two companies

The ordering of the risk factors set forth above is not intended to reflect any Company indication of priority or likelihood.
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

Outlook

On March 28, 2017, we said that we expected our adjusted diluted earnings per share for the 2017 second quarter to be in the range of $0.43 to $0.47 and 2017 full year to be in the range of $3.50 to $3.70 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	2017 Second Quarter	2017 Full Year
Fuel price per metric ton	$359	$362
Currencies
U.S. dollar to euro	$1.08 to €1	$1.07 to €1
U.S. dollar to sterling	$1.25 to £1	$1.25 to £1
U.S. dollar to Australian dollar	$0.76 to A$1	$0.76 to A$1

The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions. We have not provided a reconciliation of forecasted U.S. GAAP earnings per share to forecasted adjusted earnings per share because preparation of meaningful U.S. GAAP forecasts of earnings per share would require unreasonable effort. We are unable to predict, without unreasonable effort, the future movement of foreign exchange rates and fuel prices. While we forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period, we do not forecast the impact of unrealized gains and losses on fuel derivatives because we do not believe they are an indication of our future earnings performance. We are unable to determine the future impact of gains or losses on ships sales, restructuring expenses and other non-core gains and charges.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above. You should read the above forward-looking statements together with the discussion of the risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2016 Form 10-K.

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

Statistical Information

	Three Months Ended February 28/29,
	2017	2016
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	20,024	19,290
Occupancy percentage (c)	104.6%	104.0%
Passengers carried (in thousands)	2,769	2,559
Fuel consumption in metric tons (in thousands)	818	816
Fuel consumption in metric tons per thousand ALBDs	40.9	42.3
Fuel cost per metric ton consumed	$362	$229
Currencies
U.S. dollar to euro	$1.06	$1.10
U.S. dollar to sterling	$1.24	$1.45
U.S. dollar to Australian dollar	$0.75	$0.71

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

(b)
For the three months ended February 28, 2017 compared to the three months ended February 29, 2016, we had a 3.8% capacity increase in ALBDs comprised of a 5.2% capacity increase in our North America segment and a 1.8% capacity increase in our EAA segment.

Our North America segment’s capacity increase was caused by:

•	Full quarter impact from one Carnival Cruise Line 3,930-passenger capacity ship delivered in 2016

•	Full quarter impact from one Holland America Line 2,650-passenger capacity ship delivered in 2016

•	Fewer ship dry-dock days in 2017 compared to 2016

•	Full quarter impact from one Seabourn 600-passenger capacity ship delivered in 2016

•	Partially offset by the full quarter impact from one Princess Cruises 670-passenger capacity ship removed from service in 2016

Our EAA segment’s capacity increase was caused by:

•	Full quarter impact from one AIDA 3,290-passenger capacity ship delivered in 2016

This increase was partially offset by:

•	Less ship operating days in 2017 compared to 2016 due to the 2016 leap year

•	More ship dry-dock days in 2017 compared to 2016

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 28, 2017 (“2017”) Compared to Three Months Ended February 29, 2016 (“2016”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2017 total revenues. Cruise passenger ticket revenues increased by $86 million, or 3.2%, to $2.8 billion in 2017 from $2.7 billion in 2016.

This increase was caused by:

•	$103 million - 3.8% capacity increase in ALBDs

•
$71 million - increase in cruise ticket revenue, driven primarily by price improvements due to demand in our Caribbean program for our North America segment and European and Caribbean programs for our EAA segment, partially offset by net unfavorable foreign currency transactional impacts

•	$15 million - a slight increase in occupancy

These increases were partially offset by:

•	$77 million- foreign currency translational impact from a stronger U.S. dollar against the functional currencies of our foreign operations (“foreign currency translational impact”)

•	$26 million - decrease in air transportation revenues from guests who purchased their tickets from us

The remaining 26% of 2017 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $55 million, or 6.0%, to $978 million in 2017 from $923 million in 2016.

This increase was caused by:
•$35 million - 3.8% capacity increase in ALBDs
•$31 million - higher onboard spending by our guests

These increases were partially offset by the foreign currency translational impact, which accounted for $14 million.

Onboard and other revenues included concession revenues that were $227 million in both 2017 and 2016.

North America Segment

Cruise passenger ticket revenues made up 72% of our North America segment’s 2017 total revenues. Cruise passenger ticket revenues increased by $133 million, or 8.4%, to $1.7 billion in 2017 compared to $1.6 billion in 2016.

The increase was substantially due to:

•	$82 million - 5.2% capacity increase in ALBDs

•
$39 million - increase in cruise ticket revenue, driven primarily by price improvements due to demand in our Caribbean program, partially offset by net unfavorable foreign currency transactional impacts

The remaining 28% of our North America segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which increased by $53 million, or 8.5%, to $683 million in 2017 from $630 million in 2016.

This increase was caused by:

•	$33 million - 5.2% capacity increase in ALBDs

•	$21 million - higher onboard spending by our guests

Onboard and other revenues included concession revenues that increased by $4 million, or 2.4%, to $155 million in 2017 from $151 million in 2016.

EAA Segment

Cruise passenger ticket revenues made up 81% of our EAA segment’s 2017 total revenues. Cruise passenger ticket revenues decreased by $50 million, or 4.4%, and was $1.1 billion in both 2017 and 2016.

This decrease was caused by:

•	$77 million - foreign currency translational impact

•	$25 million - decrease in air transportation revenues from guests who purchased their tickets from us

These decreases were partially offset by:

•	$20 million - 1.8% capacity increase in ALBDs

•
$19 million - increase in cruise ticket revenue driven primarily by price improvements due to demand in our European and Caribbean programs, partially offset by net unfavorable foreign currency transactional impacts

The remaining 19% of our EAA segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which remained the same at $254 million in both 2017 and 2016.

Onboard and other revenues included concession revenues that decreased by $4 million, or 5.3%, to $72 million in 2017 from $76 million in 2016.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $192 million, or 8.6%, to $2.4 billion in 2017 from $2.2 billion in 2016.

This increase was caused by:

•	$109 million - higher fuel prices

•	$85 million - 3.8% capacity increase in ALBDs

•	$29 million - higher ship port costs

•	$22 million - higher cruise payroll and related expenses

•	$16 million - higher dry-dock expenses and ship repair and maintenance expenses

These increases were partially offset by:

•	$56 million - foreign currency translational impact

•	$25 million - decrease in air transportation revenues from guests who purchased their tickets from us

Selling and administrative expenses slightly decreased by $2 million to $549 million in 2017 from $551 million in 2016.

This decrease was caused by:

•	$12 million - foreign currency translational impact

•	$12 million - various selling and administrative initiatives

These decreases were partially offset by a 3.8% capacity increase in ALBDs, which accounted for $21 million.

Depreciation and amortization expenses increased by $16 million, or 3.8%, to $439 million in 2017 from $423 million in 2016. This increase was primarily caused by the delivery of new ships and improvements to ship and shoreside assets, which accounted for $27 million, partially offset by the foreign currency translational impact, which accounted for $9 million.

North America Segment

Operating costs and expenses increased by $155 million, or 11.8%, to $1.5 billion in 2017 from $1.3 billion in 2016.

This increase was caused by:

•	$70 million - higher fuel prices

•	$68 million - 5.2% capacity increase in ALBDs

•	$13 million - higher ship port costs

•	$10 million - higher cruise payroll and related expenses

Selling and administrative expenses increased by $9 million, or 2.9%, to $320 million in 2017 from $311 million in 2016.

Depreciation and amortization expenses increased by $17 million, or 6.8%, to $273 million in 2017 from $255 million in 2016. This increase was primarily driven by a 5.2% capacity increase in ALBDs, which accounted for $13 million.

EAA Segment

Operating costs and expenses increased by $36 million, or 4.0%, to $946 million in 2017 from $910 million in 2016.

This increase was caused by:

•	$39 million - higher fuel prices

•	$29 million - higher dry-dock expenses and other ship repair and maintenance expenses

•	$18 million - higher ship port costs

•	$16 million - 1.8% capacity increase in ALBDs

•	$12 million - higher cruise payroll and related expenses

These increases were partially offset by:

•	$56 million - foreign currency translational impact

•	$26 million - decrease in air transportation revenues from guests who purchased their tickets from us

Selling and administrative expenses decreased by $3 million, or 1.7%, to $172 million in 2017 from $175 million in 2016.

Depreciation and amortization expenses slightly decreased by $1 million to $146 million in 2017 from $147 million in 2016.

Operating Income

Our consolidated operating income decreased by $66 million, or 15.3%, to $368 million in 2017 from $434 million in 2016. Our North America segment’s operating income increased by $5 million, or 1.5%, to $342 million in 2017 from $337 million in 2016, and our EAA segment’s operating income decreased by $82 million, or 52.4%, to $74 million in 2017 from $157 million in 2016. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Gains (losses) on fuel derivatives, net were comprised of the following (in millions):

	Three Months Ended February 28/29,
	2017	2016
Unrealized gains (losses) on fuel derivatives, net	$72	$(145)
Realized losses on fuel derivatives, net	(45)	(91)
Gains (losses) on fuel derivatives, net	$27	$(236)

Key Performance Non-GAAP Financial Indicators

Non-GAAP Financial Measures
We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs excluding fuel per ALBD, adjusted net income and adjusted earnings per share as non-GAAP financial measures of our cruise segments’ and the company’s financial performance. These non-GAAP financial measures are provided along with U.S. GAAP gross cruise revenues per ALBD (“gross revenue yields”), gross cruise costs per ALBD and U.S. GAAP net income and U.S. GAAP earnings per share.

We believe that gains and losses on ship sales and ship impairments and restructuring and certain other expenses are not part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we exclude these items from non-GAAP measures. Net revenue yields and net cruise costs excluding fuel per ALBD enable us to separate the impact of predictable capacity or ALBD changes from price and other changes that affect our business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements.

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

Net cruise costs excluding fuel per ALBD is the measure we use to monitor our ability to control our cruise segments’ costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues as well as fuel expense to calculate net cruise costs without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. Substantially all of our net cruise costs excluding fuel are largely fixed, except for the impact of changing prices once the number of ALBDs has been determined.

We have not provided a reconciliation of forecasted gross cruise revenues to forecasted net cruise revenues or forecasted gross cruise costs to forecasted net cruise costs without fuel or forecasted U.S. GAAP net income to forecasted adjusted net income or forecasted U.S. GAAP earnings per share to forecasted adjusted earnings per share because preparation of meaningful U.S. GAAP forecasts of gross cruise revenues, gross cruise costs, net income and earnings per share would require unreasonable effort. We are unable to predict, without unreasonable effort, the future movement of foreign exchange rates and fuel prices. While we forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period, we do not forecast the impact of unrealized gains and losses on fuel derivatives because we do not believe they are an indication of our future earnings performance. We are unable to determine the future impact of gains or losses on ships sales, restructuring expenses and other non-core gains and charges.
Constant Dollar and Constant Currency
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

We report net revenue yields, net passenger revenue yields, net onboard and other revenue yields and net cruise costs excluding fuel per ALBD on a “constant dollar” and “constant currency” basis assuming the 2017 periods’ currency exchange rates have remained constant with the 2016 periods’ rates. These metrics facilitate a comparative view for the changes in our business in an environment with fluctuating exchange rates.

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

•
Our North American segment operations have a U.S. dollar functional currency but also have revenue and expense transactions in currencies other than the U.S. dollar. If the U.S. dollar strengthens against these other currencies, it reduces the U.S. dollar revenues and expenses. If the U.S. dollar weakens against these other currencies, it increases the U.S. dollar revenues and expenses.

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

We believe that gains and losses on ship sales and ship impairments and restructuring and other expenses are not part of our core operating business and are not an indication of our future earnings performance. Therefore, we believe it is more meaningful for gains and losses on ship sales and ship impairments and restructuring and other non-core gains and charges to be excluded from our net income and earnings per share and, accordingly, we present adjusted net income and adjusted earnings per share excluding these items.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended February 28/29,
	2017	2017 Constant Dollar	2016

Passenger ticket revenues	$2,804	$2,881	$2,718
Onboard and other revenues	978	993	923
Gross cruise revenues	3,782	3,874	3,641
Less cruise costs
Commissions, transportation and other	(569)	(587)	(582)
Onboard and other	(125)	(127)	(117)
	(694)	(714)	(699)
Net passenger ticket revenues	2,235	2,294	2,136
Net onboard and other revenues	853	866	806
Net cruise revenues	$3,088	$3,160	$2,942
ALBDs	20,024,045	20,024,045	19,289,910

Gross revenue yields	$188.87	$193.44	$188.77
% increase vs. 2016	0.1%	2.5%
Net revenue yields	$154.22	$157.75	$152.50
% increase vs. 2016	1.1%	3.4%
Net passenger ticket revenue yields	$111.60	$114.53	$110.71
% increase vs. 2016	0.8%	3.4%
Net onboard and other revenue yields	$42.62	$43.22	$41.78
% increase vs. 2016	2.0%	3.4%

	Three Months Ended February 28/29,
	2017	2017 Constant Currency	2016
Net passenger ticket revenues	$2,235	$2,308	$2,136
Net onboard and other revenues	853	861	806
Net cruise revenues	$3,088	$3,169	$2,942
ALBDs	20,024,045	20,024,045	19,289,910

Net revenue yields	$154.22	$158.25	$152.50
% increase vs. 2016	1.1%	3.8%
Net passenger ticket revenue yields	$111.60	$115.26	$110.71
% increase vs. 2016	0.8%	4.1%
Net onboard and other revenue yields	$42.62	$42.99	$41.78
% increase vs. 2016	2.0%	2.9%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended February 28/29,
	2017	2017 Constant Dollar	2016

Cruise operating expenses	$2,422	$2,478	$2,229
Cruise selling and administrative expenses	546	558	549
Gross cruise costs	2,968	3,036	2,778
Less cruise costs included above
Commissions, transportation and other	(569)	(587)	(582)
Onboard and other	(125)	(127)	(117)
Gain on ship sale	—	—	2
Restructuring expenses	—	—	—
Other	1	1	(16)
Net cruise costs	2,275	2,323	2,065
Less fuel	(297)	(297)	(187)
Net cruise costs excluding fuel	$1,978	$2,026	$1,878
ALBDs	20,024,045	20,024,045	19,289,910

Gross cruise costs per ALBD	$148.24	$151.60	$144.02
% increase vs. 2016	2.9%	5.3%
Net cruise costs excluding fuel per ALBD	$98.81	$101.13	$97.35
% increase vs. 2016	1.5%	3.9%

	Three Months Ended February 28/29,
	2017	2017 Constant Currency	2016
Net cruise costs excluding fuel	$1,978	$2,012	$1,878
ALBDs	20,024,045	20,024,045	19,289,910

Net cruise costs excluding fuel per ALBD	$98.81	$100.47	$97.35
% increase vs. 2016	1.5%	3.2%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	February 28/29,
	2017	2016
Net income
U.S. GAAP net income	$352	$142
Unrealized (gains) losses on fuel derivatives, net	(72)	145
Gain on ship sale	—	(2)
Restructuring expenses	—	—
Other	(1)	16
Adjusted net income	$279	$301
Weighted-average shares outstanding	728	769

Earnings per share
U.S. GAAP earnings per share	$0.48	$0.18
Unrealized (gains) losses on fuel derivatives, net	(0.10)	0.19
Gain on ship sale	—	—
Restructuring expenses	—	—
Other	—	0.02
Adjusted earnings per share	$0.38	$0.39

Net cruise revenues increased by $146 million, or 5.0%, to $3.1 billion in 2017 from $2.9 billion in 2016.
The increase in net cruise revenues was caused by:

•	$112 million - 3.8% capacity increase in ALBDs

•	$115 million - 3.8% increase in constant currency net revenue yields
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $81 million.
The 3.8% increase in net revenue yields on a constant currency basis was due to a 4.1% increase in net passenger ticket revenue yields and a 2.9% increase in net onboard and other revenue yields.
The 4.1% increase in net passenger ticket revenue yields was driven primarily by price improvements due to demand in our Caribbean program for our North America segment and European and Caribbean programs for our EAA segment, partially offset by net unfavorable foreign currency transactional impacts. This 4.1% increase in net passenger ticket revenue yields was comprised of a 3.3% increase from our North America segment and a 5.0% increase from our EAA segment.
The 2.9% increase in net onboard and other revenue yields was caused by similar increases in our North America and EAA segments.
Gross cruise revenues increased by $141 million, or 3.9%, to $3.8 billion in 2017 from $3.6 billion in 2016 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $101 million, or 5.4%, to $2.0 billion in 2017 from $1.9 billion in 2016.
The increase in net cruise costs excluding fuel was caused by:

•	$71 million - 3.8% capacity increase in ALBDs

•	$63 million - 3.2% increase in constant currency net cruise costs excluding fuel
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $33 million.
The 3.2% increase in constant currency net cruise costs excluding fuel per ALBD was principally due to the timing of ship repair and maintenance, dry-dock and general and administrative expenses.
Fuel costs increased by $110 million, or 58.8%, to $297 million in 2017 from $187 million in 2016. This increase was substantially all due to higher fuel prices, which accounted for $109 million.
Gross cruise costs increased by $190 million, or 6.8%, to $3.0 billion in 2017 from $2.8 billion in 2016 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital (“ROIC”), reaching double digit returns, while maintaining a strong balance sheet and strong investment grade credit ratings. We define ROIC as the twelve month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress. Our ability to generate significant operating cash flow allows us to internally fund our capital investments. We are committed to returning free cash flow to our shareholders in the form of dividends and/or share repurchases. As we continue to profitably grow our cruise business, we plan to increase our debt level in a manner consistent with maintaining our strong credit metrics. This will allow us to return both free cash flow and incremental debt proceeds to our shareholders in the form of dividends and/or share repurchases. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile.

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

We had a working capital deficit of $5.9 billion as of February 28, 2017 compared to a working capital deficit of $5.4 billion as of November 30, 2016. The increase in working capital deficit was primarily due to the increase in customer deposits and our net current portion of our borrowings. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, invest in long term investments or any other use of cash. Included within our working capital deficit are $3.7 billion and $3.5 billion of customer deposits as of February 28, 2017 and November 30, 2016, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $932 million of net cash from operations during the three months ended February 28, 2017, an increase of $134 million, or 17%, compared to $798 million for the same period in 2016. This increase was substantially all due to an increase in our customer deposits.

Investing Activities
During the three months ended February 28, 2017, net cash used in investing activities was $474 million. This was substantially due to:

•	Capital expenditures of $262 million for ship improvements and replacements

•	Capital expenditures of $114 million for information technology, buildings and improvements and other assets

•	Payment of $52 million of fuel derivative settlements

•	Our expenditures for capital projects, of which $36 million was spent on our ongoing new shipbuilding program

During the three months ended February 29, 2016, net cash used in investing activities was $459 million. This was primarily due to:

•	Our expenditures for capital projects, of which $54 million was spent on our ongoing new shipbuilding program

•	Capital expenditures of $207 million for ship improvements and replacements

•	Capital expenditures of $69 million for information technology, buildings and improvements and other assets

•	$88 million of fuel derivative settlements

•	$57 million of collateral to one of our fuel derivative counterparties

Financing Activities
During the three months ended February 28, 2017, net cash used in financing activities of $615 million was substantially due to the following:

•	Repaid $289 million of short-term borrowings, net of new borrowings, in connection with our availability of, and needs for, cash at various times throughout the period

•	Paid cash dividends of $254 million

•	Purchased $69 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program
During the three months ended February 29, 2016, net cash used in financing activities of $947 million was substantially due to the following:

•	Borrowed a net $235 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period

•	Repaid $628 million of long-term debt

•	Issued $555 million of publicly-traded notes, which net proceeds are being used for general corporate purposes

•	Paid cash dividends of $232 million

•
Purchased $916 million of shares of Carnival Corporation common stock in open market transactions of which $877 million were purchased under our Repurchase Program and $39 million were purchased under our Stock Swap Program

•	Sold $40 million of treasury stock under our Stock Swap program

Future Commitments and Funding Sources
Our total annual capital expenditures consist of ships under contract for construction, including ship construction contracts entered into through March 24, 2017, and estimated improvements to existing ships and shoreside assets and are expected to be (in billions):

	2017	2018	2019	2020	2021	2022
Total annual capital expenditures	$3.0	$3.7	$4.6	$4.5	$3.5	$2.8
The year-over-year percentage increases in our annual capacity are expected to result primarily from contracted new ships entering service and are currently expected to be:

	2017	2018	2019	2020	2021	2022
Annual capacity increase (a)	2.9%	2.7%	5.4%	7.8%	6.9%	3.3%
(a)     These percentage increases exclude unannounced future ship orders, acquisitions, retirements, charters or sales.

At February 28, 2017, we had liquidity of $10.5 billion. Our liquidity consisted of $182 million of cash and cash equivalents, which excludes $255 million of cash used for current operations, $2.7 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $7.6 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us. The committed future financing will be available as follows (in millions):

	2017	2018	2019	2020	2021
Availability of committed future financing at February 28, 2017	$359	$1,851	$2,441	$2,143	$799

At February 28, 2017, all of our revolving credit facilities are scheduled to mature in 2021, except for $300 million that matures in 2020.
Substantially all of our debt agreements contain financial covenants as described in Note 6 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2016 Form 10-K. At February 28, 2017, we were in compliance with our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 4 - “Fair Value Measurements, Derivative Instruments and Hedging Activities” in these consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2016 Form 10-K.

Operational Currency Risks

We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. We execute transactions in a number of currencies other than their functional currencies, which result in foreign currency transactional impacts. Based on a 10% change in all currency exchange rates that were used in our March 28, 2017 guidance, we estimate that our adjusted diluted earnings per share March 28, 2017 guidance would change by the following:

•	$0.25 per share for the remaining three quarters of 2017

•	$0.03 per share for the second quarter of 2017

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

	February 28, 2017	November 30, 2016
Fixed rate	29%	28%
Euro fixed rate	35%	35%
Floating rate	15%	14%
Euro floating rate	21%	23%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our March 28, 2017 guidance, we estimate that our adjusted diluted earnings per share March 28, 2017 guidance would change by the following:

•	$0.13 per share for the remaining three quarters of 2017

•	$0.04 per share for the second quarter of 2017

Based on a 10% change in Brent prices versus the current spot price that was used to calculate realized gains (losses) on fuel derivatives in our March 28, 2017 guidance, we estimate that our adjusted diluted earnings per share March 28, 2017 guidance would change by the following:

•	$0.04 per share for the remaining three quarters of 2017

•	$0.01 per share for the second quarter of 2017

At February 28, 2017, the unrealized losses on our outstanding fuel derivative contracts were $249 million.

Item 4. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2017, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the 2016 Form 10-K, and there has been no material change to these risk factors since the 2016 Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the 2016 Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
During the three months ended February 28, 2017, purchases of Carnival Corporation common stock and/or Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
	(in millions)		(in millions)
December 1, 2016 through December 31, 2016	0.2	$49.51	$389
January 1, 2017 through January 31, 2017	0.2	$54.04	$378
February 1, 2017 through February 28, 2017	1.0	$54.09	$324
Total	1.4	$53.43

No shares of Carnival Corporation common stock and Carnival plc ordinary shares were purchased outside of publicly announced plans or programs. No shares of Carnival Corporation common stock were repurchased during this period. From March 1, 2017 through March 24, 2017, we repurchased 0.8 million shares of Carnival plc ordinary shares for $44 million under the Repurchase Program. Accordingly, at March 24, 2017, the remaining availability under the Repurchase Program was $280 million.

In addition to the Repurchase Program, the Boards of Directors authorized, in January 2017, the repurchase of up to 22.0 million Carnival plc ordinary shares and, in February 2016, the repurchase of up to 26.9 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At March 24, 2017, the remaining availability under the Stock Swap programs was 22.0 million Carnival plc ordinary shares and 26.0 million shares of Carnival Corporation common stock.
Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.6 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2017 annual general meeting or July 13, 2017. At March 24, 2017, the remaining Carnival plc availability under the Repurchase Program and the Stock Swap program was 18.7 million ordinary shares.

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
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2017, Carnival Corporation was authorized to issue and sell up to 22.0 million shares of its common stock in the U.S. market and had 22.0 million shares remaining at March 24, 2017. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited (“CIL”) through its sales agent from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in February 2016, Carnival Corporation or CIL was authorized to sell up to 26.9 million Carnival plc ordinary shares in the UK market and had 26.0 million shares remaining at March 24, 2017. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.
During the three months ended February 28, 2017, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material contracts

10.1	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X
10.2	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.				X
10.3	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws
Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, as filed with the Securities and Exchange Commission on March 30, 2017, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three months ended February 28/29, 2017 and 2016;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28/29, 2017 and 2016;				X
	(iii) the Consolidated Balance Sheets at February 28, 2017 and November 30, 2016;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28/29, 2017 and 2016 and				X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: March 30, 2017	Date: March 30, 2017