Form 10-Q
period 2017-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2017-06-30
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers	☑	Accelerated filers	☐	Non-accelerated filers	☐	Smaller reporting companies	☐	Emerging growth companies	☐
If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 23, 2017, Carnival Corporation had outstanding 536,656,235 shares of Common Stock, $0.01 par value.
At June 23, 2017, Carnival plc had outstanding 213,388,487 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 213,388,487 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues
Cruise
Passenger tickets	$2,872	$2,696	$5,676	$5,414
Onboard and other	1,036	978	2,014	1,901
Tour and other	37	31	46	42
	3,945	3,705	7,736	7,357
Operating Costs and Expenses
Cruise
Commissions, transportation and other	513	495	1,082	1,077
Onboard and other	129	123	253	240
Payroll and related	513	502	1,032	994
Fuel	310	196	607	383
Food	253	248	504	495
Other ship operating	685	667	1,346	1,271
Tour and other	33	27	46	41
	2,436	2,258	4,870	4,501
Selling and administrative	553	532	1,102	1,083
Depreciation and amortization	456	437	896	861
	3,445	3,227	6,868	6,445
Operating Income	500	478	868	912
Nonoperating Income (Expense)
Interest income	2	2	4	3
Interest expense, net of capitalized interest	(50)	(57)	(101)	(108)
(Losses) gains on fuel derivatives, net	(53)	171	(27)	(65)
Other (expense) income, net	(15)	13	(7)	8
	(116)	129	(131)	(162)
Income Before Income Taxes	384	607	737	750
Income Tax Expense, Net	(5)	(2)	(7)	(3)
Net Income	$379	$605	$730	$747
Earnings Per Share
Basic	$0.52	$0.81	$1.01	$0.99
Diluted	$0.52	$0.80	$1.00	$0.98
Dividends Declared Per Share	$0.40	$0.35	$0.75	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net Income	$379	$605	$730	$747
Items Included in Other Comprehensive Income
Change in foreign currency translation adjustment	257	280	257	72
Other	29	15	43	21
Other Comprehensive Income	286	295	300	93
Total Comprehensive Income	$665	$900	$1,030	$840
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2017	November 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$597	$603
Trade and other receivables, net	319	298
Inventories	351	322
Prepaid expenses and other	507	466
Total current assets	1,774	1,689
Property and Equipment, Net	33,823	32,429
Goodwill	2,953	2,910
Other Intangibles	1,286	1,275
Other Assets	615	578
	$40,451	$38,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$675	$457
Current portion of long-term debt	1,108	640
Accounts payable	690	713
Accrued liabilities and other	1,807	1,740
Customer deposits	4,778	3,522
Total current liabilities	9,058	7,072
Long-Term Debt	7,635	8,302
Other Long-Term Liabilities	794	910
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 655 shares at 2017 and 654 shares at 2016 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2017 and 2016 issued	358	358
Additional paid-in capital	8,673	8,632
Retained earnings	22,026	21,843
Accumulated other comprehensive loss	(2,154)	(2,454)
Treasury stock, 118 shares at 2017 and 2016 of Carnival Corporation and 30 shares at 2017 and 27 shares at 2016 of Carnival plc, at cost	(5,946)	(5,789)
Total shareholders’ equity	22,964	22,597
	$40,451	$38,881
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$730	$747
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	896	861
Losses on fuel derivatives, net	27	65
Share-based compensation	34	28
Other, net	36	22
	1,723	1,723
Changes in operating assets and liabilities
Receivables	(8)	(40)
Inventories	(19)	16
Prepaid expenses and other	(28)	4
Accounts payable	(38)	36
Accrued liabilities and other	(20)	(84)
Customer deposits	1,239	1,026
Net cash provided by operating activities	2,849	2,681
INVESTING ACTIVITIES
Additions to property and equipment	(1,859)	(1,966)
Proceeds from sales of ships	—	19
Payments of fuel derivative settlements	(99)	(170)
Collateral payments for fuel derivatives	—	(25)
Other, net	24	(31)
Net cash used in investing activities	(1,934)	(2,173)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	182	379
Principal repayments of long-term debt	(907)	(869)
Proceeds from issuance of long-term debt	467	934
Dividends paid	(507)	(459)
Purchases of treasury stock	(152)	(1,401)
Sales of treasury stock	—	40
Other, net	(18)	(5)
Net cash used in financing activities	(935)	(1,381)
Effect of exchange rate changes on cash and cash equivalents	14	(3)
Net decrease in cash and cash equivalents	(6)	(876)
Cash and cash equivalents at beginning of period	603	1,395
Cash and cash equivalents at end of period	$597	$519
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

Basis of Presentation
The Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2017 and 2016, the Consolidated Balance Sheet at May 31, 2017 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and 2016 are unaudited and, in the opinion of our management, contain all adjustments necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2016 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 30, 2017. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

The FASB issued amended guidance regarding accounting for Intangibles - Goodwill and Other - Internal-Use Software, which clarifies the accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license or if the arrangement should be accounted for as a service contract. The amendments impact the accounting for software licenses but will not change a customer’s accounting for service contracts. On December 1, 2016, we adopted this guidance on a prospective basis, and it did not have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding accounting for Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. On March 1, 2017, we early adopted this guidance on a prospective basis, and it did not have a material impact to our consolidated financial statements.

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

The FASB issued guidance regarding Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. This guidance is required to be adopted by us at November 30, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

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

The FASB issued guidance regarding Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the bifurcation of net benefit cost. This guidance is required to be adopted by us in the first quarter of 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

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

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $136 million and $123 million and $279 million and $259 million for the three and six months ended May 31, 2017 and 2016, respectively.

NOTE 2 – Unsecured Debt

At May 31, 2017, our short-term borrowings included euro-denominated commercial paper of $670 million.

In January 2017, we borrowed $100 million under a floating rate bank loan, due in January 2022.

In January 2017, we entered into an approximately $800 million export credit facility, which may be drawn in euros or U.S. dollars in 2021 and will be due in semi-annual installments through 2033. The interest rate on this export credit facility can be fixed or floating, at our discretion.

In April 2017, we entered into two euro-denominated export credit facilities totaling $1.6 billion. The facilities are expected to be drawn in 2021 and 2022 and will be due in semi-annual installments through 2033 and 2034, respectively. The interest rate on these export credit facilities can be fixed or floating, at our discretion.

In May 2017, we repaid $620 million of export credit facilities prior to their 2025 and 2026 maturity dates.

In May 2017, we borrowed $367 million under an export credit facility. The facility is due in semi-annual installments through April 2028.

For the six months ended May 31, 2017, we had borrowings of $111 million and repayments of $364 million of commercial paper with original maturities greater than three months.

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
Contingent Obligation – Lease Out and Lease Back Type Transaction
At May 31, 2017, we had an estimated contingent obligation of $122 million. At the inception of the lease, we paid the aggregate of the net present value of the obligation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay this obligation. As a result, this contingent obligation is considered extinguished and neither the funds nor the contingent obligation have been included in our Consolidated Balance Sheets. In January 2016, we exercised our option to terminate, at no cost, this transaction as of January 2, 2018.
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

NOTE 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities
Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is measured using inputs in one of the following three categories:

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The carrying values, estimated fair values and basis of valuation of our financial instrument assets and liabilities not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2017				November 30, 2016
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$139	$—	$54	$81	$99	$1	$68	$31
Total	$139	$—	$54	$81	$99	$1	$68	$31
Liabilities
Fixed rate debt (b)	$5,604	$—	$5,943	$—	$5,436	$—	$5,727	$—
Floating rate debt (b)	3,870	—	3,900	—	4,018	—	4,048	—
Total	$9,474	$—	$9,843	$—	$9,454	$—	$9,775	$—

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
The reconciliation of the changes in the carrying amounts of our goodwill was as follows (in millions):

	North America Segment	EAA (a) Segment	Total
Balance at November 30, 2016	$1,898	$1,012	$2,910
Foreign currency translation adjustment	—	43	43
Balance at May 31, 2017	$1,898	$1,055	$2,953
 (a) Europe, Australia & Asia (“EAA”)

The reconciliation of the changes in the carrying amounts of our other intangible assets not subject to amortization, which represent trademarks, was as follows (in millions):

	North America Segment	EAA Segment	Total
Balance at November 30, 2016	$927	$279	$1,206
Foreign currency translation adjustment	—	9	9
Balance at May 31, 2017	$927	$288	$1,215
At July 31, 2016, we performed our annual goodwill and trademark impairment reviews and there was no impairment.
The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy, including decisions about the allocation of new ships amongst brands and the transfer of ships between brands (influencing fair values in the future), may result in a need to recognize an impairment charge.
The reconciliation of the changes in the net carrying amounts of our other intangible assets subject to amortization, which represent port usage rights and other amortizable intangibles, was as follows (in millions):

	Cruise Support Segment	EAA Segment	Tour and Other Segment	Total
Balance at November 30, 2016	$57	$12	$—	$69
Additions	—	—	4	4
Amortization	(2)	—	(1)	(3)
Foreign currency translation adjustment	—	1	—	1
Balance at May 31, 2017	$55	$13	$3	$71

Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2017			November 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$597	$—	$—	$603	$—	$—
Restricted cash	16	—	—	60	—	—
Short-term investments (b)	—	—	—	—	—	21
Marketable securities held in rabbi trusts (c)	92	4	—	93	4	—
Derivative financial instruments	—	10	—	—	15	—
Total	$705	$14	$—	$756	$19	$21
Liabilities
Derivative financial instruments	$—	$313	$—	$—	$434	$—
Total	$—	$313	$—	$—	$434	$—

(a)	Cash and cash equivalents are comprised of cash and marketable securities with maturities of less than 90 days.

(b)
The fair value of the auction rate security included in short-term investments, as of November 30, 2016, was based on a broker quote in an inactive market, which is considered a Level 3 input. This auction-rate security was sold in December 2016.

(c)
At May 31, 2017, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

Derivative Instruments and Hedging Activities
The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	May 31, 2017	November 30, 2016
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$9	$12
	Other assets	—	3
Foreign currency zero cost collars (c)	Other assets	1	—
Total derivative assets		$10	$15
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$—	$26
	Other long-term liabilities	14	—
Interest rate swaps (b)	Accrued liabilities and other	10	10
	Other long-term liabilities	20	23
Foreign currency zero cost collars (c)	Accrued liabilities and other	—	12
	Other long-term liabilities	—	21
		44	92
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	184	198
	Other long-term liabilities	85	144
		269	342
Total derivative liabilities		$313	$434

(a)
We had foreign currency forwards totaling $11 million at May 31, 2017 and $456 million at November 30, 2016 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2017, these foreign currency forwards settle through July 2017. We also had foreign currency swaps totaling $306 million at May 31, 2017 and $291 million at November 30, 2016 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2017, these foreign currency swaps settle through 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $489 million at May 31, 2017 and $500 million at November 30, 2016 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At May 31, 2017, these interest rate swaps settle through 2025.

(c)
At May 31, 2017 and November 30, 2016, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At May 31, 2017 and November 30, 2016, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	May 31, 2017
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$10	$—	$10	$(9)	$1
Liabilities	$313	$—	$313	$(9)	$304

	November 30, 2016
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$15	$—	$15	$(15)	$—
Liabilities	$434	$—	$434	$(15)	$419
The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net investment hedges	$(17)	$(4)	$(16)	$(17)
Foreign currency zero cost collars – cash flow hedges	$27	$9	$35	$19
Interest rate swaps – cash flow hedges	$3	$6	$4	$3
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At May 31, 2017 and November 30, 2016, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of May 31, 2017 and November 30, 2016 and for the three and six months ended May 31, 2017 and 2016 where such impacts were not significant.
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
Our unrealized and realized (losses) gains, net on fuel derivatives were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Unrealized (losses) gains on fuel derivatives, net	$(2)	$242	$69	$96
Realized losses on fuel derivatives, net	(51)	(71)	(96)	(161)
(Losses) gains on fuel derivatives, net	$(53)	$171	$(27)	$(65)

At May 31, 2017, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2017 (3Q - 4Q)
	February 2013	1,638	$80	$115
	April 2013	1,014	$75	$110
	January 2014	900	$75	$114
	October 2014	510	$80	$113
		4,062
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
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
Operational Currency Risks
Our EAA segment operations generate significant revenues and incur significant expenses in their functional currencies, which subjects us to “foreign currency translational” risk related to these currencies. Accordingly, exchange rate fluctuations in their functional currencies against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for this segment’s revenues and expenses. Any weakening of the U.S. dollar has the opposite effect.

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We have $5.8 billion and $251 million of euro- and sterling-denominated debt, respectively, including the effect of foreign currency swaps, which provides an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.

Newbuild Currency Risks
Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments.

At May 31, 2017, we had foreign currency zero cost collars that are designated as cash flow hedges for a portion of euro-denominated shipyard payments for the following newbuilds:

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
At May 31, 2017, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $5.9 billion and substantially relates to newbuilds to be delivered during 2019 through 2022 to non-euro functional currency brands.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt.

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

	May 31, 2017	November 30, 2016
Fixed rate	29%	28%
Euro fixed rate	35%	35%
Floating rate	7%	14%
Euro floating rate	26%	23%
GBP floating rate	3%	—%

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
We currently believe the risk of nonperformance by any of our significant counterparties is remote. At May 31, 2017, our exposures under foreign currency and fuel derivative contracts and interest rate swap agreements were not material.
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
Our North America segment includes Carnival Cruise Line, Holland America Line, Princess Cruises and Seabourn. Our EAA segment includes AIDA Cruises, Costa Cruises, Cunard, P&O Cruises (Australia) and P&O Cruises (UK). The operations of these reporting units have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other services that are provided for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

Selected information for our segments and the reconciliation to the consolidated financial statement amounts was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2017
North America	$2,581	$1,534	$319	$285	$443
EAA	1,309	874	172	150	113
Cruise Support	34	11	56	12	(45)
Tour and Other	37	33	6	9	(11)
Intersegment elimination	(16)	(16)	—	—	—
	$3,945	$2,436	$553	$456	$500
2016
North America	$2,320	$1,386	$292	$263	$379
EAA	1,339	853	178	151	157
Cruise Support	29	6	60	13	(50)
Tour and Other	31	27	2	10	(8)
Intersegment elimination	(14)	(14)	—	—	—
	$3,705	$2,258	$532	$437	$478

	Six Months Ended May 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2017
North America	$4,986	$3,003	$639	$559	$785
EAA	2,648	1,820	344	296	188
Cruise Support	72	17	111	23	(79)
Tour and Other	46	46	8	18	(26)
Intersegment elimination	(16)	(16)	—	—	—
	$7,736	$4,870	$1,102	$896	$868
2016
North America	$4,538	$2,700	$603	$519	$716
EAA	2,728	1,763	352	299	314
Cruise Support	63	11	123	23	(94)
Tour and Other	42	41	5	20	(24)
Intersegment elimination	(14)	(14)	—	—	—
	$7,357	$4,501	$1,083	$861	$912

A portion of the North America segment’s revenues includes revenues for the tour portion of a cruise when a cruise and land tour package are sold together by Holland America Line and Princess Cruises. These intersegment tour revenues, which are also included in our Tour and Other segment, are eliminated by the North America segment’s revenues and operating expenses in the line “Intersegment elimination.”

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net income for basic and diluted earnings per share	$379	$605	$730	$747
Weighted-average shares outstanding	724	751	724	758
Dilutive effect of equity plans	3	2	3	3
Diluted weighted-average shares outstanding	727	753	727	761
Basic earnings per share	$0.52	$0.81	$1.01	$0.99
Diluted earnings per share	$0.52	$0.80	$1.00	$0.98

NOTE 7 – Shareholders’ Equity
On April 6, 2017, the Boards of Directors approved a modification of the general authorization to repurchase Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”), which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. During the six months ended May 31, 2017, we repurchased 2.8 million shares of Carnival plc ordinary shares for $156 million under the Repurchase Program. At May 31, 2017, the remaining availability under the Repurchase Program was $989 million.
During the three months ended May 31, 2017, our Boards of Directors declared a dividend to holders of Carnival Corporation common stock and Carnival plc ordinary shares of $0.40 per share, which was an increase from the prior dividend of $0.35.

NOTE 8 – Property and Equipment

In April 2017, we transferred an EAA segment 1,550-passenger capacity ship under a bareboat charter agreement to an unrelated entity which was accounted for as a sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this document are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate,” “outlook” and similar expressions of future intent or the negative of such terms.

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

• Net revenue yields	• Net cruise costs, excluding fuel per available lower berth day
• Booking levels	• Estimates of ship depreciable lives and residual values
• Pricing and occupancy	• Goodwill, ship and trademark fair values
• Interest, tax and fuel expenses	• Liquidity
• Currency exchange rates	• Adjusted earnings per share

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

•
Incidents, such as ship incidents, security incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and the related adverse publicity affecting our reputation and the health, safety, security and satisfaction of guests and crew

•	Economic conditions and adverse world events affecting the safety and security of travel, such as civil unrest, armed conflicts and terrorist attacks

•	Changes in and compliance with laws and regulations relating to the environment, health, safety, security, tax and anti-corruption under which we operate

•	Disruptions and other damages to our information technology and other networks and operations, and breaches in data security

•	Ability to recruit, develop and retain qualified personnel

•	Increases in fuel prices

•	Fluctuations in foreign currency exchange rates

•	Misallocation of capital among our ship, joint venture and other strategic investments

•	Future operating cash flow may not be sufficient to fund future obligations and we may be unable to obtain financing

•	Overcapacity in the cruise ship and land-based vacation industry

•	Deterioration of our cruise brands’ strengths and our inability to implement our strategies

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

•	The dual listed company arrangement involves risks not associated with the more common ways of combining the operations of two companies

The ordering of the risk factors set forth above is not intended to reflect our indication of priority or likelihood.
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

Outlook

On June 22, 2017, we said in our earnings release that we expected our adjusted earnings per share for the 2017 third quarter to be in the range of $2.16 to $2.20 and 2017 full year to be in the range of $3.60 to $3.70 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	2017 Third Quarter	2017 Full Year
Fuel price per metric ton	$372	$367
Currencies
U.S. dollar to euro	$1.12 to €1	$1.10 to €1
U.S. dollar to sterling	$1.27 to £1	$1.26 to £1
U.S. dollar to Australian dollar	$0.75 to A$1	$0.75 to A$1

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the Form 10-K.

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

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	20,397	19,693	40,421	38,983
Occupancy percentage (c)	104.1%	104.1%	104.3%	104.1%
Passengers carried (in thousands)	2,906	2,781	5,675	5,340
Fuel consumption in metric tons (in thousands)	830	808	1,649	1,623
Fuel consumption in metric tons per thousand ALBDs	40.7	41.0	40.8	41.6
Fuel cost per metric ton consumed	$374	$243	$368	$236
Currencies
U.S. dollar to euro	$1.08	$1.13	$1.07	$1.11
U.S. dollar to sterling	$1.26	$1.44	$1.25	$1.44
U.S. dollar to Australian dollar	$0.75	$0.75	$0.75	$0.73

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

(b)
For the three months ended May 31, 2017 compared to the three months ended May 31, 2016, we had a 3.6% capacity increase in ALBDs comprised of a 5.6% capacity increase in our North America segment while capacity in our EAA segment increased slightly by 0.6%.

Our North America segment’s capacity increase was driven by:

•	Partial quarter impact from one Holland America Line 2,650-passenger capacity ship that entered into service in April 2016

•	Partial quarter impact from one Carnival Cruise Line 3,930-passenger capacity ship that entered into service in May 2016

•	Partial quarter impact from one Princess Cruises 3,560-passenger capacity ship that entered into service in April 2017

Our EAA segment’s capacity increase was driven by the partial quarter impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in April 2016, which was offset by the partial quarter impact from one P&O Cruises (Australia) 1,550-passenger capacity ship removed from service in April 2017.

For the six months ended May 31, 2017 compared to the six months ended May 31, 2016, we had a 3.7% capacity increase in ALBDs comprised of a 5.4% capacity increase in our North America segment and a 1.2% capacity increase in our EAA segment.

Our North America segment’s capacity increase was driven by:

•	Partial period impact from one Holland America Line 2,650-passenger capacity ship that entered into service in April 2016

•	Partial period impact from one Carnival Cruise Line 3,930-passenger capacity ship that entered into service in May 2016

•	Partial period impact from one Princess Cruises 3,560-passenger capacity ship that entered into service in April 2017

Our EAA segment’s capacity increase was caused by the partial period impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in April 2016, which was offset by the partial period impact from one P&O Cruises (Australia) 1,550-passenger capacity ship removed from service in April 2017.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2017 (“2017”) Compared to Three Months Ended May 31, 2016 (“2016”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 73% of our 2017 total revenues. Cruise passenger ticket revenues increased by $176 million, or 6.5%, to $2.9 billion in 2017 from $2.7 billion in 2016.

This increase was caused by:

•
$156 million - increase in cruise ticket revenue, driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs

•	$96 million - 3.6% capacity increase in ALBDs

These increases were partially offset by the foreign currency translational impact from a stronger U.S. dollar against the functional currencies of our foreign operations (“foreign currency translational impact”), which accounted for $72 million.

The remaining 27% of 2017 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $58 million, or 5.9%, to $1,036 million in 2017 from $978 million in 2016.

This increase was caused by:
•$39 million - higher onboard spending by our guests
•$35 million - 3.6% capacity increase in ALBDs

These increases were partially offset by the foreign currency translational impact, which accounted for $15 million.

Concession revenues, which are included in onboard and other revenues, increased by $5 million, or 2.3%, to $245 million in 2017 from $240 million in 2016.

North America Segment

Cruise passenger ticket revenues made up 71% of our North America segment’s 2017 total revenues. Cruise passenger ticket revenues increased by $198 million, or 12.2%, to $1.8 billion in 2017 compared to $1.6 billion in 2016.

This increase was caused by:

•	$92 million - 5.6% capacity increase in ALBDs

•	$83 million - increase in cruise ticket revenue, driven primarily by price improvements in the Caribbean, European and Alaska programs

•	$23 million - 1.5 percentage point increase in occupancy

The remaining 29% of our North America segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which increased by $61 million, or 9.0%, to $738 million in 2017 from $677 million in 2016.

The increase was caused by:

•	$38 million - 5.6% capacity increase in ALBDs

•	$19 million - higher onboard spending by our guests

•	$10 million - 1.5 percentage point increase in occupancy

Concession revenues, which are included in onboard and other revenues, increased by $14 million, or 8.9%, to $176 million in 2017 from $162 million in 2016.

EAA Segment

Cruise passenger ticket revenues made up 80% of our EAA segment’s 2017 total revenues. Cruise passenger ticket revenues decreased by $29 million, or 2.7%, and was $1.1 billion in both 2017 and 2016.

This decrease was caused by:

•	$72 million - foreign currency translational impact

•	$27 million - 2.5 percentage point decrease in occupancy driven primarily by the China programs

These decreases were partially offset by a $59 million increase in cruise ticket revenue driven primarily by price improvements in the Caribbean and European programs, partially offset by decreases in the China programs.

The remaining 20% of our EAA segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which slightly decreased by $1 million, and was $259 million in 2017 and $260 million in 2016.

Concession revenues, which are included in onboard and other revenues, decreased by $9 million, or 12%, to $69 million in 2017 from $78 million in 2016.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $178 million, or 7.9%, to $2.4 billion in 2017 from $2.3 billion in 2016.

This increase was caused by:

•	$109 million - higher fuel prices

•	$80 million - 3.6% capacity increase in ALBDs

•	$14 million - higher commissions, transportation and other

These increases were partially offset by the foreign currency translational impact, which accounted for $49 million.

Selling and administrative expenses increased by $21 million, or 3.9%, to $553 million in 2017 from $532 million in 2016.

Depreciation and amortization expenses increased by $19 million, or 4.3%, to $456 million in 2017 from $437 million in 2016.

North America Segment

Operating costs and expenses increased by $148 million, or 10.7%, to $1.5 billion in 2017 from $1.4 billion in 2016.

This increase was driven by:

•	$77 million - 5.6% capacity increase in ALBDs

•	$70 million - higher fuel prices

Selling and administrative expenses increased by $27 million, or 9.2%, to $319 million in 2017 from $292 million in 2016.

Depreciation and amortization expenses increased by $22 million, or 8.4%, to $285 million in 2017 from $263 million in 2016.

EAA Segment

Operating costs and expenses increased by $21 million, or 2.5%, to $874 million in 2017 from $853 million in 2016.

This increase was caused by:

•	$38 million - higher fuel prices

•	$35 million - increases in various other costs

These increases were partially offset by the foreign currency translational impact, which accounted for $49 million.

Selling and administrative expenses decreased by $6 million, or 3.4%, to $172 million in 2017 from $178 million in 2016.

Depreciation and amortization expenses decreased by $1 million to $150 million in 2017 from $151 million in 2016.

Operating Income

Our consolidated operating income increased by $22 million, or 4.6%, to $500 million in 2017 from $478 million in 2016. Our North America segment’s operating income increased by $64 million, or 17%, to $443 million in 2017 from $379 million in 2016, and our EAA segment’s operating income decreased by $44 million, or 28%, to $113 million in 2017 from $157 million in 2016. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

(Losses) gains on fuel derivatives, net were comprised of the following (in millions):

	Three Months Ended May 31,
	2017	2016
Unrealized (losses) gains on fuel derivatives, net	$(2)	$242
Realized (losses) on fuel derivatives, net	(51)	(71)
(Losses) gains on fuel derivatives, net	$(53)	$171

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

The presentation of our non-GAAP financial information is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared in accordance with U.S. GAAP. It is possible that our non-GAAP financial measures may not be exactly comparable to the like-kind information presented by other companies, which is a potential risk associated with using these measures to compare us to other companies.

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

Net cruise costs excluding fuel per ALBD is the measure we use to monitor our ability to control our cruise segments’ costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues as well as fuel expense to calculate net cruise costs without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. Substantially all of our net cruise costs excluding fuel are largely fixed, except for the impact of changing prices, once the number of ALBDs has been determined.

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
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended May 31,
	2017	2017 Constant Dollar	2016

Passenger ticket revenues	$2,872	$2,944	$2,696
Onboard and other revenues	1,036	1,051	978
Gross cruise revenues	3,908	3,995	3,674
Less cruise costs
Commissions, transportation and other	(513)	(526)	(495)
Onboard and other	(129)	(131)	(123)
	(642)	(657)	(618)
Net passenger ticket revenues	2,359	2,418	2,201
Net onboard and other revenues	907	920	855
Net cruise revenues	$3,266	$3,338	$3,056
ALBDs	20,396,773	20,396,773	19,693,362

Gross revenue yields	$191.59	$195.89	$186.55
% increase vs. 2016	2.7%	5.0%
Net revenue yields	$160.15	$163.67	$155.21
% increase vs. 2016	3.2%	5.5%
Net passenger ticket revenue yields	$115.66	$118.55	$111.78
% increase vs. 2016	3.5%	6.1%
Net onboard and other revenue yields	$44.49	$45.12	$43.43
% increase vs. 2016	2.4%	3.9%

	Three Months Ended May 31,
	2017	2017 Constant Currency	2016
Net passenger ticket revenues	$2,359	$2,409	$2,201
Net onboard and other revenues	907	917	855
Net cruise revenues	$3,266	$3,326	$3,056
ALBDs	20,396,773	20,396,773	19,693,362

Net revenue yields	$160.15	$163.05	$155.21
% increase vs. 2016	3.2%	5.1%
Net passenger ticket revenue yields	$115.66	$118.10	$111.78
% increase vs. 2016	3.5%	5.7%
Net onboard and other revenue yields	$44.49	$44.94	$43.43
% increase vs. 2016	2.4%	3.5%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended May 31,
	2017	2017 Constant Dollar	2016

Cruise operating expenses	$2,403	$2,451	$2,231
Cruise selling and administrative expenses	548	559	530
Gross cruise costs	2,951	3,010	2,761
Less cruise costs included above
Commissions, transportation and other	(513)	(526)	(495)
Onboard and other	(129)	(131)	(123)
Gain on ship sale	4	4	—
Restructuring expenses	—	—	(2)
Other	(1)	(1)	(5)
Net cruise costs	2,312	2,356	2,136
Less fuel	(310)	(310)	(196)
Net cruise costs excluding fuel	$2,002	$2,046	$1,940
ALBDs	20,396,773	20,396,773	19,693,362

Gross cruise costs per ALBD	$144.63	$147.58	$140.18
% increase vs. 2016	3.2%	5.3%
Net cruise costs excluding fuel per ALBD	$98.11	$100.29	$98.49
% (decrease) increase vs. 2016	(0.4)%	1.8%

	Three Months Ended May 31,
	2017	2017 Constant Currency	2016
Net cruise costs excluding fuel	$2,002	$2,039	$1,940
ALBDs	20,396,773	20,396,773	19,693,362

Net cruise costs excluding fuel per ALBD	$98.11	$99.99	$98.49
% (decrease) increase vs. 2016	(0.4)%	1.5%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	May 31,
	2017	2016
Net income
U.S. GAAP net income	$379	$605
Unrealized losses (gains) on fuel derivatives, net	2	(242)
(Gain) on ship sale	(4)	—
Restructuring expenses	—	2
Other	1	5
Adjusted net income	$378	$370
Weighted-average shares outstanding	727	753

Earnings per share
U.S. GAAP earnings per share	$0.52	$0.80
Unrealized losses (gains) on fuel derivatives, net	—	(0.32)
(Gain) on ship sale	—	—
Restructuring expenses	—	—
Other	—	0.01
Adjusted earnings per share	$0.52	$0.49

Net cruise revenues increased by $210 million, or 6.9%, to $3.3 billion in 2017 from $3.1 billion in 2016.
The increase in net cruise revenues was caused by:

•	$160 million - 5.1% increase in constant currency net revenue yields

•	$109 million - 3.6% capacity increase in ALBDs
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $59 million.
The 5.1% increase in net revenue yields on a constant currency basis was due to a 5.7% increase in net passenger ticket revenue yields and a 3.5% increase in net onboard and other revenue yields.
The 5.7% increase in net passenger ticket revenue yields was driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs. This 5.7% increase in net passenger ticket revenue yields was comprised of a 6.4% increase from our North America segment and a 3.2% increase from our EAA segment.
The 3.5% increase in net onboard and other revenue yields was caused by similar increases in our North America and EAA segments.
Gross cruise revenues increased by $234 million, or 6.4%, to $3.9 billion in 2017 from $3.7 billion in 2016 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $62 million, or 3.2%, to $2.0 billion in 2017 from $1.9 billion in 2016.
The increase in net cruise costs excluding fuel was caused by:

•	$69 million - 3.6% capacity increase in ALBDs

•	$31 million - 1.5% increase in constant currency net cruise costs excluding fuel
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $38 million.
Net cruise costs excluding fuel per ALBD increased by 1.5%.
Fuel costs increased by $114 million, or 58%, to $310 million in 2017 from $196 million in 2016. This increase was driven by higher fuel prices, which accounted for $109 million.
Gross cruise costs increased by $190 million, or 6.9%, to $3.0 billion in 2017 from $2.8 billion in 2016 for largely the same reasons as discussed above.

Six Months Ended May 31, 2017 (“2017”) Compared to Six Months Ended May 31, 2016 (“2016”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 73% of our 2017 total revenues. Cruise passenger ticket revenues increased by $262 million, or 4.8%, to $5.7 billion in 2017 from $5.4 billion in 2016.

This increase was caused by:

•
$227 million - increase in cruise ticket revenue, driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs

•	$200 million - 3.7% capacity increase in ALBDs

These increases were partially offset by:

•	$149 million - foreign currency translational impact

•	$27 million - decrease in air transportation revenues from guests who purchased their tickets from us

The remaining 27% of 2017 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $113 million, or 5.9%, to $2.0 billion in 2017 from $1.9 billion in 2016.

This increase was caused by:

•	$70 million - 3.7% capacity increase in ALBDs

•	$70 million - higher onboard spending by our guests

These increases were partially offset by the foreign currency translational impact, which accounted for $30 million.

Concession revenues, which are included in onboard and other revenues, increased slightly by $5 million to $472 million in 2017 from $467 million in 2016.

North America Segment

Cruise passenger ticket revenues made up 71% of our North America segment’s 2017 total revenues. Cruise passenger ticket revenues increased by $330 million, or 10%, to $3.5 billion in 2017 from $3.2 billion in 2016.

The increase was caused by:

•	$174 million - 5.4% capacity increase in ALBDs

•	$122 million - increase in cruise ticket revenue, driven primarily by price improvements in the Caribbean, European and Alaska programs

•	$32 million - 1.1 percentage point increase in occupancy

The remaining 29% of our North America segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which increased by $115 million, or 8.8%, to $1.4 billion in 2017 from $1.3 billion in 2016.

The increase was caused by:

•	$71 million - 5.4% capacity increase in ALBDs

•	$40 million - higher onboard spending by our guests
Concession revenues, which are included in onboard and other revenues, increased by $18 million, or 5.8%, to $331 million in 2017 from $313 million in 2016.

EAA Segment

Cruise passenger ticket revenues made up 81% of our EAA segment’s 2017 total revenues. Cruise passenger ticket revenues decreased by $79 million, or 3.6%, to $2.1 billion in 2017 from $2.2 billion in 2016.

This decrease was caused by:

•	$149 million - foreign currency translational impact

•	$23 million - 1.0 percentage point decrease in occupancy driven primarily by the China programs

•	$21 million - decrease in air transportation revenues from guests who purchased their tickets from us

These decreases were partially offset by:

•	$78 million - increase in cruise ticket revenue, driven primarily by price improvements in the Caribbean and European programs, partially offset by decreases in the China programs

•	$26 million - 1.2% capacity increase in ALBDs

The remaining 19% of our EAA segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which slightly decreased by $1 million to $513 million in 2017 from $514 million in 2016. This decrease was caused by $30 million of foreign currency translational impact, partially offset by higher onboard spending by our guests, which accounted for $25 million.

Concession revenues, which are included in onboard and other revenues, decreased by $13 million, or 8.6%, to $141 million in 2017 from and $154 million in 2016.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $369 million, or 8.2%, to $4.9 billion in 2017 from $4.5 billion in 2016.

This increase was caused by:

•	$218 million - higher fuel prices

•	$164 million - 3.7% capacity increase in ALBDs

•	$41 million - higher ship port costs

•	$28 million - higher cruise payroll and related expenses

•	$22 million - higher dry-dock expenses

These increases were partially offset by:

•	$105 million - foreign currency translational impact

•	$30 million - decrease in air transportation costs related to the decreases in revenues from guests who purchased their tickets from us

Selling and administrative expenses increased by $19 million, or 1.8%, and remained at $1.1 billion in both 2017 and 2016.

Depreciation and amortization expenses increased by $35 million, or 4.1%, to $896 million in 2017 from $861 million in 2016.

North America Segment

Operating costs and expenses increased by $301 million, or 11%, to $3.0 billion in 2017 from $2.7 billion in 2016.

This increase was caused by:

•	$145 million - 5.4% capacity increase in ALBDs

•	$140 million - higher fuel prices

Selling and administrative expenses increased by $36 million, or 6.0%, to $639 million in 2017 from $603 million in 2016.

Depreciation and amortization expenses increased by $40 million, or 7.7%, to $559 million in 2017 from $519 million in 2016.

EAA Segment

Operating costs and expenses increased by $57 million, or 3.2%, and was $1.8 billion in both 2017 and 2016.

This increase was caused by:

•	$78 million - higher fuel prices

•	$41 million - higher dry-dock expenses and ship repair and maintenance expenses

•	$23 million - higher ship port costs

•	$21 million - 1.2% capacity increase in ALBDs

•	$19 million - higher cruise payroll and related expenses

These increases were partially offset by:

•	$105 million - foreign currency translational impact

•	$27 million - decrease in air transportation costs related to the decrease in revenues from guests who purchased their tickets from us

Selling and administrative expenses decreased by $8 million, or 2.3%, to $344 million in 2017 from $352 million in 2016.

Depreciation and amortization expenses slightly decreased by $3 million to $296 million in 2017 from $299 million in 2016.

Operating Income

Our consolidated operating income decreased by $44 million, or 4.8%, to $868 million in 2017 from $912 million in 2016. Our North America segment’s operating income increased by $69 million, or 9.6%, to $785 million in 2017 from $716 million in 2016, and our EAA segment’s operating income decreased by $126 million, or 40%, to $188 million in 2017 from $314 million in 2016. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Losses on fuel derivatives, net were comprised of the following (in millions):

	Six Months Ended May 31,
	2017	2016
Unrealized gains on fuel derivatives, net	$69	$96
Realized losses on fuel derivatives, net	(96)	(161)
Losses on fuel derivatives, net	$(27)	$(65)

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Six Months Ended May 31,
	2017	2017 Constant Dollar	2016

Passenger ticket revenues	$5,676	$5,825	$5,414
Onboard and other revenues	2,014	2,044	1,901
Gross cruise revenues	7,690	7,869	7,315
Less cruise costs
Commissions, transportation and other	(1,082)	(1,114)	(1,077)
Onboard and other	(253)	(258)	(240)
	(1,335)	(1,372)	(1,317)
Net passenger ticket revenues	4,594	4,711	4,337
Net onboard and other revenues	1,761	1,786	1,661
Net cruise revenues	$6,355	$6,497	$5,998
ALBDs	40,420,819	40,420,819	38,983,272

Gross revenue yields	$190.25	$194.68	$187.65
% increase vs. 2016	1.4%	3.7%
Net revenue yields	$157.21	$160.74	$153.87
% increase vs. 2016	2.2%	4.5%
Net passenger ticket revenue yields	$113.65	$116.56	$111.25
% increase vs. 2016	2.2%	4.8%
Net onboard and other revenue yields	$43.56	$44.18	$42.61
% increase vs. 2016	2.2%	3.7%

	Six Months Ended May 31,
	2017	2017 Constant Currency	2016
Net passenger ticket revenues	$4,594	$4,716	$4,337
Net onboard and other revenues	1,761	1,778	1,661
Net cruise revenues	$6,355	$6,494	$5,998
ALBDs	40,420,819	40,420,819	38,983,272

Net revenue yields	$157.21	$160.65	$153.87
% increase vs. 2016	2.2%	4.4%
Net passenger ticket revenue yields	$113.65	$116.68	$111.25
% increase vs. 2016	2.2%	4.9%
Net onboard and other revenue yields	$43.56	$43.98	$42.61
% increase vs. 2016	2.2%	3.2%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Six Months Ended May 31,
	2017	2017 Constant Dollar	2016
Cruise operating expenses	$4,824	$4,929	$4,460
Cruise selling and administrative expenses	1,094	1,117	1,079
Gross cruise costs	5,918	6,046	5,539
Less cruise costs included above
Commissions, transportation and other	(1,082)	(1,114)	(1,077)
Onboard and other	(253)	(258)	(240)
Gain on ship sale	4	4	2
Restructuring expenses	—	—	(2)
Other	—	—	(21)
Net cruise costs	4,587	4,678	4,201
Less fuel	(607)	(607)	(383)
Net cruise costs excluding fuel	$3,980	$4,071	$3,818
ALBDs	40,420,819	40,420,819	38,983,272

Gross cruise costs per ALBD	$146.42	$149.57	$142.08
% increase vs. 2016	3.1%	5.3%
Net cruise costs excluding fuel per ALBD	$98.46	$100.71	$97.93
% increase vs. 2016	0.5%	2.8%

	Six Months Ended May 31,
	2017	2017 Constant Currency	2016
Net cruise costs excluding fuel	$3,980	$4,051	$3,818
ALBDs	40,420,819	40,420,819	38,983,272

Net cruise costs excluding fuel per ALBD	$98.46	$100.23	$97.93
% increase vs. 2016	0.5%	2.3%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Six Months Ended
	May 31,
	2017	2016
Net income
U.S. GAAP net income	$730	$747
Unrealized (gains) losses on fuel derivatives, net	(69)	(96)
(Gain) on ship sale	(4)	(2)
Restructuring expenses	—	2
Other	—	21
Adjusted net income	$657	$672
Weighted-average shares outstanding	727	761

Earnings per share
U.S. GAAP earnings per share	$1.00	$0.98
Unrealized (gains) losses on fuel derivatives, net	(0.10)	(0.13)
(Gain) on ship sale	—	—
Restructuring expenses	—	—
Other	—	0.03
Adjusted earnings per share	$0.90	$0.88

Net cruise revenues increased by $357 million, or 6.0%, to $6.4 billion in 2017 from $6.0 billion in 2016.
The increase in net cruise revenues was caused by:

•	$275 million - 4.4% increase in constant currency net revenue yields

•	$221 million - 3.7% capacity increase in ALBDs
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $140 million.
The 4.4% increase in net revenue yields on a constant currency basis was due to a 4.9% increase in net passenger ticket revenue yields and a 3.2% increase in net onboard and other revenue yields.
The 4.9% increase in net passenger ticket revenue yields was driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs. This 4.9% increase in net passenger ticket revenue yields was comprised of a 4.9% increase from our North America segment and a 4.0% increase from our EAA segment.
The 3.2% increase in net onboard and other revenue yields was caused by similar increases in our North America and EAA segments.
Gross cruise revenues increased by $375 million, or 5.1%, to $7.7 billion in 2017 from $7.3 billion in 2016 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $162 million, or 4.2%, to $4.0 billion in 2017 from $3.8 billion in 2016.
The increase in net cruise costs excluding fuel was caused by:

•	$141 million - 3.7% capacity increase in ALBDs

•	$93 million - 2.3% increase in constant currency net cruise costs excluding fuel
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $72 million.
Net cruise costs excluding fuel per ALBD increased by 2.3%.
Fuel costs increased by $224 million, or 58%, to $607 million in 2017 from $383 million in 2016. This was driven by higher fuel prices, which accounted for $218 million.
Gross cruise costs decreased by $379 million, or 6.8%, to $5.9 billion in 2017 from $5.5 billion in 2016 for largely the same reasons as discussed above.

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

We had a working capital deficit of $7.3 billion as of May 31, 2017 compared to a working capital deficit of $5.4 billion as of November 30, 2016. The increase in working capital deficit was mainly due to the increase in customer deposits and our net current portion of our borrowings. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, a vast majority of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, invest in long term investments or any other use of cash. Included within our working capital deficit are $4.8 billion and $3.5 billion of customer deposits as of May 31, 2017 and November 30, 2016, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $2.8 billion of net cash from operations during the six months ended May 31, 2017, an increase of $0.2 billion, or 6%, compared to $2.7 billion for the same period in 2016. This increase was caused by an increase in our customer deposits.

Investing Activities
During the six months ended May 31, 2017, net cash used in investing activities was $1.9 billion. This was substantially due to:

•	Capital expenditures of $945 million for our ongoing new shipbuilding program

•	Capital expenditures of $955 million for ship improvements and replacements, information technology, buildings and improvements and other assets

•	Payments of $99 million of fuel derivative settlements

During the six months ended May 31, 2016, net cash used in investing activities was $2.2 billion. This was comprised of:

•	Capital expenditures of $1.4 billion for our ongoing new shipbuilding program

•	Capital expenditures of $590 million for ship improvements and replacements, information technology, buildings and improvements and other assets

•	$170 million of fuel derivative settlements

•	$25 million of collateral to one of our fuel derivative counterparties

Financing Activities
During the six months ended May 31, 2017, net cash used in financing activities of $935 million was substantially due to the following:

•	Net proceeds from short-term borrowings of $182 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $907 million of long-term debt

•	Issuances of $100 million of long-term debt under a term loan

•	Proceeds of $367 million of long-term debt under an export credit facility

•	Payments of cash dividends of $507 million

•	Purchases of $152 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the six months ended May 31, 2016, net cash used in financing activities of $1.4 billion was substantially due to the following:

•	Net proceeds from short-term borrowings of $379 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $869 million of long-term debt

•	Issuances of $555 million of euro-denominated publicly-traded notes, which net proceeds are being used for general corporate purposes

•	Proceeds of $379 million of long-term debt under an export credit facility

•	Payments of cash dividends of $459 million

•
Purchases of $1.4 billion of shares of Carnival Corporation common stock in open market transactions of which $1.4 billion were repurchased under our Repurchase Program and $39 million were repurchased under our Stock Swap Programs

•	Sales of $40 million of treasury stock under our Stock Swap Programs

Future Commitments and Funding Sources
Our total annual capital expenditures consist of ships under contract for construction entered into through June 23, 2017, and estimated improvements to existing ships and shoreside assets and are expected to be (in billions):

	2017	2018	2019	2020	2021	2022
Total annual capital expenditures	$3.0	$3.8	$4.8	$4.6	$3.6	$2.8
The year-over-year percentage increases in our annual capacity are expected to result primarily from contracted new ships entering service and are currently expected to be:

	2017	2018	2019	2020	2021	2022
Annual capacity increase (a)	3.0%	2.5%	5.6%	8.2%	6.4%	3.3%
(a)     These percentage increases include only contracted ship orders, sales and other dispositions.

At May 31, 2017, we had liquidity of $11.9 billion. Our liquidity consisted of $348 million of cash and cash equivalents, which excludes $249 million of cash used for current operations, $2.3 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $9.3 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us. The committed future financing will be available as follows (in millions):

	2018	2019	2020	2021	2022
Availability of committed future financing at May 31, 2017	$1,957	$2,548	$2,266	$1,689	$875

At May 31, 2017, all of our revolving credit facilities are scheduled to mature in 2021, except for $300 million that matures in 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 6 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our Form 10-K. At May 31, 2017, we were in compliance with our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 4 - “Fair Value Measurements, Derivative Instruments and Hedging Activities” in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Form 10-K.

Operational Currency Risks

We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. We execute transactions in a number of currencies other than their functional currencies, which result in foreign currency transactional impacts. Based on a 10% change in all currency exchange rates that were used in our June 22, 2017 guidance, we estimate that our adjusted diluted earnings per share June 22, 2017 guidance would change by the following:

•	$0.14 per share for the remaining two quarters of 2017

•	$0.09 per share for the third quarter of 2017

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

	May 31, 2017	November 30, 2016
Fixed rate	29%	28%
Euro fixed rate	35%	35%
Floating rate	7%	14%
Euro floating rate	26%	23%
GBP floating rate	3%	—%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our June 22, 2017 guidance, we estimate that our adjusted diluted earnings per share June 22, 2017 guidance would change by the following:

•	$0.08 per share for the remaining two quarters of 2017

•	$0.04 per share for the third quarter of 2017

Based on a 10% change in Brent prices versus the current spot price that was used to calculate realized gains (losses) on fuel derivatives in our June 22, 2017 guidance, we estimate that our adjusted diluted earnings per share June 22, 2017 guidance would change by the following:

•	$0.03 per share for the remaining two quarters of 2017

•	$0.01 per share for the third quarter of 2017

At May 31, 2017, the unrealized losses on our outstanding fuel derivative contracts were $252 million.

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2017, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As previously disclosed, in 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to all of the major cruise lines who had operated in the state of Alaska, including Carnival Cruise Line, Holland America Line and Princess Cruises, for alleged violations of the Alaska Marine Vessel Visible Emission Standards. On May 22, 2017, Holland America Line and Princess Cruises entered into settlement agreements settling all claims. Carnival Cruise Line settled its claims on August 6, 2016.
On May 19, 2017, Holland America Line and Princess Cruises notified the National Oceanic and Atmospheric Administration (“NOAA”) regarding discharges made by certain vessels in the recently expanded area of the National Marine Sanctuary in the Farallones Islands. NOAA is conducting an investigation. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the Form 10-K, and there has been no material change to these risk factors since the Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Program

Under a share repurchase program effective 2004, we are authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). On April 6, 2017, the Boards of Directors approved a modification of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

No shares of Carnival Corporation common stock were repurchased pursuant to the Repurchase Program during the three months ended May 31, 2017. During this period, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
	(in millions)		(in millions)
March 1, 2017 through March 31, 2017	1.1	$55.75	$266
April 1, 2017 through April 30, 2017	0.4	$57.18	$989
May 1, 2017 through May 31, 2017	—	$—	$989
Total	1.5	$56.14
No shares of Carnival Corporation common stock or Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

B. Stock Swap Programs

In addition to the Repurchase Program, we also have programs that allow us to obtain an economic benefit when either Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares or Carnival Corporation common stock is trading at a discount to Carnival plc ordinary shares (the “Stock Swap Programs”). For example:

•
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may from time to time elect to issue and sell shares of Carnival Corporation common stock through a sales agent, at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on an equivalent basis.

•
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may from time to time elect to sell ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited (“CIL”) through its sales agent, at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on an equivalent basis.

Any realized economic benefit under the Stock Swap Programs is used for general corporate purposes, which could include repurchasing additional stock under the Repurchase Program.

Under the Stock Swap Programs effective 2008, the Boards of Directors have made the following authorizations:

•
In January 2017, to issue and sell up to 22.0 million shares of Carnival Corporation common stock in the U.S. market and repurchase up to 22.0 million of Carnival plc ordinary shares in the UK market. We had 22.0 million shares remaining under this authorization at May 31, 2017.

•
In February 2016, to sell up to 26.9 million of existing Carnival plc ordinary shares in the UK market and repurchase up to 26.9 million shares of Carnival Corporation common stock in the U.S. market. We had 26.0 million shares remaining under this authorization at May 31, 2017.

During the three months ended May 31, 2017, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs. Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.

C. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap Programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.6 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2018 annual general meeting or July 4, 2018. At May 31, 2017, the remaining Carnival plc availability under the Repurchase Program and the Stock Swap Programs was 21.4 million ordinary shares.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material contracts

10.1	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/2017
10.2	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.				X
10.3	Form of Performance-Based Restricted Share Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X
10.4	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws
Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, as filed with the Securities and Exchange Commission on June 30, 2017, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and six months ended May 31, 2017 and 2016;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2017 and 2016;				X
	(iii) the Consolidated Balance Sheets at May 31, 2017 and November 30, 2016;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and 2016 and				X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: June 30, 2017	Date: June 30, 2017