Form 10-Q
period 2017-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2017-09-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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

At September 22, 2017, Carnival Corporation had outstanding 533,637,019 shares of Common Stock, $0.01 par value.
At September 22, 2017, Carnival plc had outstanding 213,468,320 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 533,637,019 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues
Cruise
Passenger ticket	$4,138	$3,803	$9,814	$9,217
Onboard and other	1,223	1,146	3,237	3,047
Tour and other	154	148	200	190
	5,515	5,097	13,251	12,454
Operating Costs and Expenses
Cruise
Commissions, transportation and other	699	646	1,781	1,723
Onboard and other	184	171	438	411
Payroll and related	520	494	1,552	1,488
Fuel	307	265	914	648
Food	270	260	774	755
Other ship operating	947	643	2,293	1,914
Tour and other	86	84	132	125
	3,013	2,563	7,884	7,064
Selling and administrative	547	529	1,649	1,613
Depreciation and amortization	473	443	1,368	1,303
Goodwill and trademark impairment	89	—	89	—
	4,122	3,535	10,990	9,980
Operating Income	1,393	1,562	2,261	2,474
Nonoperating Income (Expense)
Interest income	3	2	7	5
Interest expense, net of capitalized interest	(49)	(61)	(150)	(168)
Gains (Losses) on fuel derivatives, net	7	(36)	(19)	(102)
Other income (expense), net	14	(2)	7	6
	(25)	(97)	(155)	(259)
Income Before Income Taxes	1,368	1,465	2,106	2,215
Income Tax Expense, Net	(39)	(41)	(46)	(44)
Net Income	$1,329	$1,424	$2,060	$2,171
Earnings Per Share
Basic	$1.84	$1.93	$2.85	$2.89
Diluted	$1.83	$1.93	$2.84	$2.88
Dividends Declared Per Share	$0.40	$0.35	$1.15	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net Income	$1,329	$1,424	$2,060	$2,171
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	285	(366)	543	(294)
Other	24	2	66	23
Other Comprehensive Income (Loss)	309	(364)	609	(271)
Total Comprehensive Income	$1,638	$1,060	$2,669	$1,900
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2017	November 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$489	$603
Trade and other receivables, net	324	298
Inventories	357	322
Prepaid expenses and other	491	466
Total current assets	1,661	1,689
Property and Equipment, Net	34,172	32,429
Goodwill	2,957	2,910
Other Intangibles	1,247	1,275
Other Assets	606	578
	$40,643	$38,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$182	$457
Current portion of long-term debt	1,265	640
Accounts payable	639	713
Accrued liabilities and other	1,845	1,740
Customer deposits	4,038	3,522
Total current liabilities	7,969	7,072
Long-Term Debt	7,723	8,302
Other Long-Term Liabilities	779	910
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 655 shares at 2017 and 654 shares at 2016 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2017 and 2016 issued	358	358
Additional paid-in capital	8,690	8,632
Retained earnings	23,066	21,843
Accumulated other comprehensive loss	(1,845)	(2,454)
Treasury stock, 121 shares at 2017 and 118 shares at 2016 of Carnival Corporation and 30 shares at 2017 and 27 shares at 2016 of Carnival plc, at cost	(6,104)	(5,789)
Total shareholders’ equity	24,172	22,597
	$40,643	$38,881
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,060	$2,171
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,368	1,303
Impairments	392	—
Losses on fuel derivatives, net	19	102
Share-based compensation	48	40
Other, net	52	46
	3,939	3,662
Changes in operating assets and liabilities
Receivables	(1)	(35)
Inventories	(18)	15
Prepaid expenses and other	(1)	(10)
Accounts payable	(101)	88
Accrued liabilities and other	25	(5)
Customer deposits	455	395
Net cash provided by operating activities	4,298	4,110
INVESTING ACTIVITIES
Additions to property and equipment	(2,296)	(2,416)
Proceeds from sales of ships	—	19
Payments of fuel derivative settlements	(157)	(231)
Collateral proceeds for fuel derivatives	—	22
Other, net	34	(16)
Net cash used in investing activities	(2,419)	(2,622)
FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(335)	301
Principal repayments of long-term debt	(1,012)	(971)
Proceeds from issuance of long-term debt	467	1,044
Dividends paid	(797)	(721)
Purchases of treasury stock	(305)	(2,110)
Sales of treasury stock	—	40
Other, net	(22)	(9)
Net cash used in financing activities	(2,004)	(2,426)
Effect of exchange rate changes on cash and cash equivalents	11	5
Net decrease in cash and cash equivalents	(114)	(933)
Cash and cash equivalents at beginning of period	603	1,395
Cash and cash equivalents at end of period	$489	$462
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

Basis of Presentation
The Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2017 and 2016, the Consolidated Balance Sheet at August 31, 2017 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2016 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 30, 2017. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

The FASB issued amended guidance regarding Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. On December 1, 2016, we early adopted this guidance using the modified retrospective approach. The impact of adopting this guidance was primarily related to forfeitures and immaterial to our consolidated financial statements.

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

The FASB issued amended guidance regarding accounting for Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call and put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts or whether the embedded call and put options should be bifurcated from the related debt instrument and accounted for separately as a derivative. On June 1, 2017, we early adopted this guidance using a modified retrospective approach and it did not have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding Intangibles - Goodwill and Other - Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. The new guidance requires that the impairment charge is based on the difference between the reporting unit's carrying amount and its fair value, but is limited to the amount of goodwill allocated to that reporting unit. On June 1, 2017, we early adopted this guidance on a prospective basis.

The FASB issued guidance regarding Presentation of Financial Statements - Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. This guidance is required to be adopted by us as of November 30, 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in U.S. GAAP. This guidance is required to be adopted by us in the first quarter of 2019 and can be applied using either a retrospective or a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued amended guidance regarding Business Combinations - Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is required to be adopted by us in the first quarter of 2019 on a prospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective approach for each period presented. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding Statement of Cash Flows - Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective approach to each period presented. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the bifurcation of net benefit cost. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective approach for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance regarding Service Concession Arrangements, which clarifies that the grantor in a service arrangement should be considered the customer of the operating entity in all cases. This guidance is required to be adopted by us in the first quarter of 2019 and can be applied using either a retrospective or a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued guidance regarding accounting for Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is required to be adopted by us in the first quarter of 2020 and must be applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $161 million and $148 million and $440 million and $407 million for the three and nine months ended August 31, 2017 and 2016, respectively.

NOTE 2 – Unsecured Debt

At August 31, 2017, our short-term borrowings consisted of euro- and U.S. dollar-denominated commercial paper of $138 million and $28 million, respectively, and euro-denominated bank loans of $16 million.

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

In June 2017, we entered into a $619 million export credit facility, which may be drawn in euro or U.S. dollars in 2020 and will be due in semi-annual installments through 2032. The interest rate on this export credit facility can be fixed or floating, at our discretion.

For the nine months ended August 31, 2017, we had borrowings of $111 million and repayments of $364 million of commercial paper with original maturities greater than three months.

We use the net proceeds from our borrowings for payments related to the purchases of new ships and general corporate purposes.

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
Contingent Obligation – Lease Out and Lease Back Type Transaction
At August 31, 2017, we had an estimated contingent obligation of $122 million. At the inception of the lease, we paid the aggregate of the net present value of the obligation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay this obligation. As a result, this contingent obligation is considered extinguished and neither the funds nor the contingent obligation have been included in our Consolidated Balance Sheets. In January 2016, we exercised our option to terminate, at no cost, this transaction as of January 2, 2018.
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

	August 31, 2017				November 30, 2016
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$133	$—	$54	$75	$99	$1	$68	$31
Total	$133	$—	$54	$75	$99	$1	$68	$31
Liabilities
Fixed rate debt (b)	$5,755	$—	$6,108	$—	$5,436	$—	$5,727	$—
Floating rate debt (b)	3,470	—	3,553	—	4,018	—	4,048	—
Total	$9,225	$—	$9,661	$—	$9,454	$—	$9,775	$—

(a)
Long-term other assets are comprised of notes and other receivables. The fair values of our Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

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

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Other Intangibles
As of July 31, 2017, we performed our annual goodwill and trademark impairment reviews and we determined there was no impairment for goodwill or trademarks related to AIDA, Carnival Cruise Line, Costa, Cunard, Holland America Line, Princess Cruises, and P&O Cruises (UK).
During the third quarter of 2017, we made a decision to strategically realign our business in Australia, which includes reducing capacity in P&O Cruises (Australia). We performed discounted cash flow analyses and determined that the estimated fair values of the P&O Cruises (Australia) reporting unit and its trademark no longer exceeded their carrying values. We recognized a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during the third quarter of 2017.

The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

•	Forecasted operating results, including net revenue yields and net cruise costs including fuel prices

•
Capacity changes and the expected rotation of vessels into or out of each of these cruise brands, including decisions about the allocation of new ships amongst brands, the transfer of ships between brands and the timing of ship dispositions

•	Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

•	Capital expenditures, proceeds from forecasted dispositions of ships and terminal values

We believe that we have made reasonable estimates and judgments. Changes in the conditions or circumstances may result in a need to recognize an additional impairment charge.
The reconciliations of the changes in the carrying amounts of our goodwill, trademarks, and amortizable intangibles were as follows:

	Goodwill
(in millions)	North America Segment	EAA (a) Segment	Total
Balance at November 30, 2016	$1,898	$1,012	$2,910
Impairment charge	—	(38)	(38)
Foreign currency translation adjustment	—	85	85
Balance at August 31, 2017	$1,898	$1,059	$2,957
 (a) Europe, Australia & Asia (“EAA”)

	Trademarks
(in millions)	North America Segment	EAA Segment	Total
Balance at November 30, 2016	$927	$279	$1,206
Impairment charge	—	(50)	(50)
Foreign currency translation adjustment	—	19	19
Balance at August 31, 2017	$927	$248	$1,175

	Amortizable Intangibles
(in millions)	Cruise Support Segment	EAA Segment	Tour and Other Segment	Total
Balance at November 30, 2016	$57	$12	$—	$69
Additions	—	—	4	4
Amortization	(2)	—	(1)	(3)
Foreign currency translation adjustment	—	1	—	1
Balance at August 31, 2017	$55	$13	$3	$71

Impairments of Ships
We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. Primarily as a result of our decision during the third quarter of 2017 to strategically realign our business in Australia, which includes reducing capacity in P&O Cruises (Australia), we performed undiscounted cash flow analyses on certain ships as of July 31, 2017. Based on these undiscounted cash flow analyses, we determined that certain ships had net carrying values that exceeded their estimated undiscounted future cash flows. We estimated the July 31, 2017 fair values of these ships based on their discounted cash flows and comparable market transactions. We then compared these estimated fair values to the net carrying values and, as a result, we recognized $304 million of ship impairment charges in the EAA segment, included in other ship operating expenses of our consolidated statements of income for the third quarter of 2017.
The principal assumptions used in our analyses consisted of forecasted future operating results, including net revenue yields and net cruise costs including fuel prices, estimated ship sale proceeds, and changes in strategy, including decisions about the transfer of ships between brands. All principal assumptions are considered Level 3 inputs.
Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2017			November 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$489	$—	$—	$603	$—	$—
Restricted cash	31	—	—	60	—	—
Short-term investments (b)	—	—	—	—	—	21
Marketable securities held in rabbi trusts (c)	91	4	—	93	4	—
Derivative financial instruments	—	22	—	—	15	—
Total	$611	$26	$—	$756	$19	$21
Liabilities
Derivative financial instruments	$—	$265	$—	$—	$434	$—
Total	$—	$265	$—	$—	$434	$—

(a)	Cash and cash equivalents are comprised of cash and marketable securities with maturities of less than 90 days.

(b)
The fair value of the auction rate security included in short-term investments, as of November 30, 2016, was based on a broker quote in an inactive market, which is considered a Level 3 input. This auction-rate security was sold in December 2016.

(c)
At August 31, 2017, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

Derivative Instruments and Hedging Activities
The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	August 31, 2017	November 30, 2016
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$3	$12
	Other assets	—	3
Foreign currency zero cost collars (c)	Prepaid expenses and other	8	—
	Other assets	11	—
Total derivative assets		$22	$15
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$13	$26
	Other long-term liabilities	16	—
Interest rate swaps (b)	Accrued liabilities and other	11	10
	Other long-term liabilities	21	23
Foreign currency zero cost collars (c)	Accrued liabilities and other	—	12
	Other long-term liabilities	—	21
		61	92
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	159	198
	Other long-term liabilities	45	144
		204	342
Total derivative liabilities		$265	$434

(a)
We had foreign currency swaps totaling $328 million at August 31, 2017 and $291 million at November 30, 2016 that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At August 31, 2017, these foreign currency swaps settle through 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $511 million at August 31, 2017 and $500 million at November 30, 2016 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At August 31, 2017, these interest rate swaps settle through 2025.

(c)
At August 31, 2017 and November 30, 2016, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At August 31, 2017 and November 30, 2016, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	August 31, 2017
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$22	$—	$22	$(9)	$13
Liabilities	$265	$—	$265	$(9)	$256

	November 30, 2016
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$15	$—	$15	$(15)	$—
Liabilities	$434	$—	$434	$(15)	$419
The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net investment hedges	$(17)	$—	$(33)	$(17)
Foreign currency zero cost collars – cash flow hedges	$17	$2	$52	$21
Interest rate swaps – cash flow hedges	$1	$—	$5	$3
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At August 31, 2017 and November 30, 2016, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of August 31, 2017 and November 30, 2016 and for the three and nine months ended August 31, 2017 and 2016 where such impacts were not significant.
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
Our unrealized and realized gains (losses), net on fuel derivatives were as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Unrealized gains on fuel derivatives, net	$65	$25	$134	$121
Realized losses on fuel derivatives, net	(57)	(61)	(153)	(223)
Gains (losses) on fuel derivatives, net	$7	$(36)	$(19)	$(102)

At August 31, 2017, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2017 (4Q)
	February 2013	819	$80	$115
	April 2013	507	$75	$110
	January 2014	450	$75	$114
	October 2014	255	$80	$113
		2,031
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We have $5.6 billion and $402 million of euro- and sterling-denominated debt, respectively, including the effect of foreign currency swaps, which provides an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.

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

At August 31, 2017, we had foreign currency zero cost collars that are designated as cash flow hedges for a portion of euro-denominated shipyard payments for the following newbuilds:

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
At August 31, 2017, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments (including newbuild contracts entered into through September 26, 2017), which represent a total unhedged commitment of $7.0 billion and substantially relates to newbuilds to be delivered during 2019 through 2022 to non-euro functional currency brands.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships.
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
We currently believe the risk of nonperformance by any of our significant counterparties is remote. At August 31, 2017, our exposures under foreign currency and fuel derivative contracts and interest rate swap agreements were not material.
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

Selected information for our segments and the reconciliation to the consolidated financial statement amounts was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2017
North America	$3,561	$1,773	$306	$287	$1,195
EAA	1,879	1,262	172	163	193	(a)
Cruise Support	28	—	65	13	(50)
Tour and Other	155	86	4	10	55
Intersegment elimination	(108)	(108)	—	—	—
	$5,515	$3,013	$547	$473	$1,393
2016
North America	$3,284	$1,668	$293	$272	$1,051
EAA	1,738	903	161	152	522
Cruise Support	31	12	73	9	(63)
Tour and Other	148	84	2	10	52
Intersegment elimination	(104)	(104)	—	—	—
	$5,097	$2,563	$529	$443	$1,562

	Nine Months Ended August 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2017
North America	$8,547	$4,776	$945	$845	$1,981
EAA	4,527	3,082	512	459	385	(a)
Cruise Support	101	18	180	36	(133)
Tour and Other	200	132	12	28	28
Intersegment elimination	(124)	(124)	—	—	—
	$13,251	$7,884	$1,649	$1,368	$2,261
2016
North America	$7,823	$4,368	$897	$791	$1,767
EAA	4,466	2,666	513	450	837
Cruise Support	93	23	196	32	(158)
Tour and Other	190	125	7	30	28
Intersegment elimination	(118)	(118)	—	—	—
	$12,454	$7,064	$1,613	$1,303	$2,474

(a)    Includes $89 million of impairment charges related to EAA's goodwill and trademarks.

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

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net income for basic and diluted earnings per share	$1,329	$1,424	$2,060	$2,171
Weighted-average shares outstanding	723	737	724	751
Dilutive effect of equity plans	3	2	3	3
Diluted weighted-average shares outstanding	726	739	727	754
Basic earnings per share	$1.84	$1.93	$2.85	$2.89
Diluted earnings per share	$1.83	$1.93	$2.84	$2.88

NOTE 7 – Shareholders’ Equity
On April 6, 2017, the Boards of Directors approved a modification of the general authorization to repurchase Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”), which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. During the nine months ended August 31, 2017, we repurchased 2.8 million shares of Carnival plc ordinary shares and 2.4 million shares of Carnival Corporation common stock for $156 million and $158 million, respectively, under the Repurchase Program. At August 31, 2017, the remaining availability under the Repurchase Program was $830 million.
During the three months ended August 31, 2017, our Boards of Directors declared a dividend to holders of Carnival Corporation common stock and Carnival plc ordinary shares of $0.40 per share.

NOTE 8 – Property and Equipment

In April 2017, we transferred an EAA segment 1,550-passenger capacity ship under a bareboat charter agreement which was accounted for as a sale.

In July 2017, we entered into a bareboat charter agreement under which an EAA segment 1,300-passenger capacity ship will be chartered from April 2018 through April 2025. This transaction will be accounted for as a sales-type lease with the recognition of sale and derecognition of asset upon asset delivery.

In September 2017, we entered into an agreement to sell an EAA segment 700-passenger capacity ship. The ownership of the ship will be transferred to the buyer in March 2018.

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

Outlook

On September 26, 2017, we disclosed in our earnings release that we expected our adjusted earnings per share for the 2017 fourth quarter to be in the range of $0.44 to $0.50 and 2017 full year to be in the range of $3.64 to $3.70 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	2017 Fourth Quarter	2017 Full Year
Fuel price per metric ton	$397	$378
Currencies
U.S. dollar to euro	$1.19 to €1	$1.13 to €1
U.S. dollar to sterling	$1.35 to £1	$1.28 to £1
U.S. dollar to Australian dollar	$0.80 to A$1	$0.77 to A$1

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the Form 10-K. A discussion of our impairment charges recognized during the 2017 third quarter for the impairment of ships as well as the results of our annual goodwill and trademark impairment reviews as of July 31, 2017 is included in the accompanying consolidated financial statements.

The determination of our cruise brand, cruise ship and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. Changes in the conditions or circumstances influencing fair values may result in a need to recognize additional impairment charges.

New Accounting Pronouncements

Refer to our consolidated financial statements for further information on Recent Accounting Pronouncements.

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

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	21,120	20,572	61,541	59,555
Occupancy percentage (c)	111.3%	111.4%	106.7%	106.6%
Passengers carried (in thousands)	3,441	3,265	9,116	8,606
Fuel consumption in metric tons (in thousands)	814	793	2,463	2,417
Fuel consumption in metric tons per thousand ALBDs	38.5	38.6	40.0	40.6
Fuel cost per metric ton consumed	$378	$335	$371	$268
Currencies
U.S. dollar to euro	$1.15	$1.12	$1.11	$1.11
U.S. dollar to sterling	$1.29	$1.34	$1.27	$1.41
U.S. dollar to Australian dollar	$0.78	$0.75	$0.76	$0.74

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

(b)
For the three months ended August 31, 2017 compared to the three months ended August 31, 2016, we had a 2.7% capacity increase in ALBDs comprised of a 2.1% capacity increase in our North America segment and a 3.5% capacity increase in our EAA segment.

Our North America segment’s capacity increase was caused by the full quarter impact from one Princess Cruises 3,560-passenger capacity ship that entered into service in April 2017, which was offset by the full quarter impact from the transfer of one Princess Cruises 2,000-passenger capacity ship to P&O Cruises (Australia) in May 2017.

Our EAA segment’s capacity increase was caused by:

•	Full quarter impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in June 2017

•	Partial quarter impact from the transfer of one Princess Cruises 2,000-passenger capacity ship to P&O Cruises (Australia) that entered into service in July 2017.

These increases were partially offset by the full quarter impact from one P&O Cruises (Australia) 1,550-passenger capacity ship removed from service in April 2017.

For the nine months ended August 31, 2017 compared to the nine months ended August 31, 2016, we had a 3.3% capacity increase in ALBDs comprised of a 4.2% capacity increase in our North America segment and a 2.0% capacity increase in our EAA segment.

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

These increases were offset by the partial period impact from the transfer of one Princess Cruises 2,000-passenger capacity ship to P&O Cruises (Australia) in May 2017.

Our EAA segment’s capacity increase was caused by:

•	Partial period impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in April 2016

•	Partial period impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in June 2017

•	Partial period impact from the transfer of one Princess Cruises 2,000-passenger capacity ship to P&O Cruises (Australia) that entered into service in July 2017

These increases were partially offset by the partial period impact from one P&O Cruises (Australia) 1,550-passenger capacity ship removed from service in April 2017.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2017 (“2017”) Compared to Three Months Ended August 31, 2016 (“2016”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2017 total revenues. Cruise passenger ticket revenues increased by $335 million, or 8.8%, to $4.1 billion in 2017 from $3.8 billion in 2016.

This increase was driven by:

•
$191 million - increase in cruise ticket revenues, driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs

•	$101 million - 2.7% capacity increase in ALBDs

•	$21 million - foreign currency translational impact from a weaker U.S. dollar against the functional currencies of our foreign operations (“foreign currency translational impact”)

The remaining 25% of 2017 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $77 million, or 6.7%, to $1.2 billion in 2017 from $1.1 billion in 2016.

This increase was driven by:
•$33 million - higher onboard spending by our guests
•$31 million - 2.7% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $9 million, or 2.9%, to $331 million in 2017 from $321 million in 2016.

North America Segment

Cruise passenger ticket revenues made up 75% of our North America segment’s 2017 total revenues. Cruise passenger ticket revenues increased by $221 million, or 9.3%, to $2.6 billion in 2017 compared to $2.4 billion in 2016.

This increase was driven by:

•	$152 million - increase in cruise ticket revenues, driven primarily by price improvements in the Caribbean, European and Alaska programs

•	$50 million - 2.1% capacity increase in ALBDs

The remaining 25% of our North America segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which increased by $51 million, or 6.3%, to $859 million in 2017 from $808 million in 2016.

This increase was driven by:

•	$24 million - higher onboard spending by our guests

•	$17 million - 2.1% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $3 million, or 1.5%, to $226 million in 2017 from $223 million in 2016.

EAA Segment

Cruise passenger ticket revenues made up 82% of our EAA segment’s 2017 total revenues. Cruise passenger ticket revenues increased by $110 million, or 7.6%, and was $1.5 billion in 2017 compared to $1.4 billion in 2016.

This increase was caused by:

•	$51 million - 3.5% capacity increase in ALBDs

•	$45 million - increase in cruise ticket revenues driven primarily by price improvements in the Caribbean and European programs, partially offset by decreases in the China programs.

•	$21 million - foreign currency translational impact

The remaining 18% of our EAA segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which increased by $30 million, or 10%, and was $330 million in 2017 and $300 million in 2016.

This increase was driven by:

•	$15 million - higher onboard spending by our guests

•	$11 million - 3.5% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $6 million, or 6.5%, to $104 million in 2017 from $98 million in 2016.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $450 million, or 18%, to $3.0 billion in 2017 from $2.6 billion in 2016.

This increase was caused by:

•	$304 million - impairment of ships, resulting primarily from our decision to strategically realign our business in Australia

•	$66 million - 2.7% capacity increase in ALBDs

•	$35 million - higher fuel prices

•	$32 million - higher commissions, transportation and other

•	$20 million - foreign currency translational impact

•	$15 million - higher port expenses

These increases were partially offset by lower dry-dock expenses and repair and maintenance expenses, which accounted for $19 million.

Selling and administrative expenses increased by $18 million, or 3.4%, to $547 million in 2017 from $529 million in 2016.

Depreciation and amortization expenses increased by $30 million, or 6.8%, to $473 million in 2017 from $443 million in 2016.

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during the third quarter of 2017, resulting from our decision to strategically realign our business in Australia.

North America Segment

Operating costs and expenses increased by $101 million, or 6.5%, to $1.7 billion in 2017 from $1.6 billion in 2016.

This increase was driven by:

•	$33 million - 2.1% capacity increase in ALBDs

•	$30 million - higher commissions, transportation and other

•	$20 million - higher fuel prices

Selling and administrative expenses increased by $13 million, or 4.4%, to $306 million in 2017 from $293 million in 2016.

Depreciation and amortization expenses increased by $15 million, or 5.5%, to $287 million in 2017 from $272 million in 2016.

EAA Segment

Operating costs and expenses increased by $359 million, or 40%, to $1,262 million in 2017 from $903 million in 2016.

This increase was caused by:

•	$304 million - impairment of ships, resulting primarily from our decision to strategically realign our business in Australia

•	$32 million - 3.5% capacity increase in ALBDs

•	$20 million - foreign currency translational impact

•	$15 million - higher fuel prices

These increases were partially offset by lower dry-dock expenses and repair and maintenance expenses, which accounted for $11 million.

Selling and administrative expenses increased by $11 million, or 6.8%, to $172 million in 2017 from $161 million in 2016.

Depreciation and amortization expenses increased by $11 million, or 7.2%, to $163 million in 2017 from $152 million in 2016.

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during the third quarter of 2017, resulting from our decision to strategically realign our business in Australia.

Operating Income

Our consolidated operating income decreased by $169 million, or 11%, to $1.4 billion in 2017 from $1.6 billion in 2016. Our North America segment’s operating income increased by $144 million, or 14%, to $1.2 billion in 2017 from $1.1 billion in 2016, and our EAA segment’s operating income decreased by $329 million, or 63%, to $193 million in 2017 from $522 million in 2016. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Gains (losses) on fuel derivatives, net were comprised of the following (in millions):

	Three Months Ended August 31,
	2017	2016
Unrealized gains on fuel derivatives, net	$65	$25
Realized losses on fuel derivatives, net	(57)	(61)
Gains (losses) on fuel derivatives, net	$7	$(36)

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

We believe that gains and losses on ship sales, impairment charges and restructuring and certain other expenses are not part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we exclude these items from non-GAAP measures. Net revenue yields and net cruise costs excluding fuel per ALBD enable us to separate the impact of predictable capacity or ALBD changes from price and other changes that affect our business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements.

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

We believe that gains and losses on ship sales, impairment charges, restructuring and other expenses are not part of our core operating business and are not an indication of our future earnings performance. Therefore, we believe it is more meaningful for gains and losses on ship sales, impairment charges, and restructuring and other non-core gains and charges to be excluded from our net income and earnings per share and, accordingly, we present adjusted net income and adjusted earnings per share excluding these items.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended August 31,
	2017	2017 Constant Dollar	2016

Passenger ticket revenues	$4,138	$4,117	$3,803
Onboard and other revenues	1,223	1,218	1,146
Gross cruise revenues	5,361	5,335	4,949
Less cruise costs
Commissions, transportation and other	(699)	(695)	(646)
Onboard and other	(184)	(184)	(171)
	(883)	(879)	(817)
Net passenger ticket revenues	3,439	3,422	3,157
Net onboard and other revenues	1,039	1,034	975
Net cruise revenues	$4,478	$4,456	$4,132
ALBDs	21,120,155	21,120,155	20,572,112

Gross revenue yields	$253.82	$252.63	$240.60
% increase vs. 2016	5.5%	5.0%
Net revenue yields	$211.99	$211.02	$200.87
% increase vs. 2016	5.5%	5.1%
Net passenger ticket revenue yields	$162.82	$162.05	$153.47
% increase vs. 2016	6.1%	5.6%
Net onboard and other revenue yields	$49.17	$48.97	$47.39
% increase vs. 2016	3.8%	3.3%

	Three Months Ended August 31,
	2017	2017 Constant Currency	2016
Net passenger ticket revenues	$3,439	$3,424	$3,157
Net onboard and other revenues	1,039	1,033	975
Net cruise revenues	$4,478	$4,457	$4,132
ALBDs	21,120,155	21,120,155	20,572,112

Net revenue yields	$211.99	$211.05	$200.87
% increase vs. 2016	5.5%	5.1%
Net passenger ticket revenue yields	$162.82	$162.13	$153.47
% increase vs. 2016	6.1%	5.6%
Net onboard and other revenue yields	$49.17	$48.92	$47.39
% increase vs. 2016	3.8%	3.2%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended August 31,
	2017	2017 Constant Dollar	2016

Cruise operating expenses	$2,927	$2,908	$2,479
Cruise selling and administrative expenses	543	542	527
Gross cruise costs	3,470	3,450	3,006
Less cruise costs included above
Commissions, transportation and other	(699)	(695)	(646)
Onboard and other	(184)	(184)	(171)
(Losses) gains on ship sales and impairments	(304)	(294)	—
Restructuring expenses	(3)	(3)	—
Other	—	—	(18)
Net cruise costs	2,280	2,274	2,171
Less fuel	(307)	(307)	(265)
Net cruise costs excluding fuel	$1,973	$1,967	$1,906
ALBDs	21,120,155	21,120,155	20,572,112

Gross cruise costs per ALBD	$164.32	$163.32	$146.18
% increase vs. 2016	12.4%	11.7%
Net cruise costs excluding fuel per ALBD	$93.39	$93.08	$92.63
% increase vs. 2016	0.8%	0.5%

	Three Months Ended August 31,
	2017	2017 Constant Currency	2016
Net cruise costs excluding fuel	$1,973	$1,960	$1,906
ALBDs	21,120,155	21,120,155	20,572,112

Net cruise costs excluding fuel per ALBD	$93.39	$92.78	$92.63
% increase vs. 2016	0.8%	0.2%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	August 31,
	2017	2016
Net income
U.S. GAAP net income	$1,329	$1,424
Unrealized (gains) losses on fuel derivatives, net	(65)	(25)
Losses (gains) on ship sales and impairments	392	—
Restructuring expenses	3	—
Other	—	18
Adjusted net income	$1,659	$1,417
Weighted-average shares outstanding	726	739

Earnings per share
U.S. GAAP earnings per share	$1.83	$1.93
Unrealized (gains) losses on fuel derivatives, net	(0.09)	(0.03)
Losses (gains) on ship sales and impairments	0.55	—
Restructuring expenses	—	—
Other	—	0.02
Adjusted earnings per share	$2.29	$1.92

Net cruise revenues increased by $346 million, or 8.4%, to $4.5 billion in 2017 from $4.1 billion in 2016.
The increase was driven by:

•	$214 million - 5.1% increase in constant currency net revenue yields

•	$110 million - 2.7% capacity increase in ALBDs

•	$21 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)
The 5.1% increase in net revenue yields on a constant currency basis was due to a 5.6% increase in net passenger ticket revenue yields and a 3.2% increase in net onboard and other revenue yields.
The 5.6% increase in net passenger ticket revenue yields was driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs. This 5.6% increase in net passenger ticket revenue yields was comprised of a 7.3% increase from our North America segment and a 2.6% increase from our EAA segment.
The 3.2% increase in net onboard and other revenue yields was caused by similar increases in our North America and EAA segments.
Gross cruise revenues increased by $412 million, or 8.3%, to $5.4 billion in 2017 from $4.9 billion in 2016 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $67 million, or 3.5%, to $2.0 billion in 2017 from $1.9 billion in 2016.
The increase was driven by:

•	$51 million - 2.7% capacity increase in ALBDs

•	$13 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)
Net cruise costs excluding fuel per ALBD increased by 0.2%.
Fuel costs increased by $42 million, or 16%, to $307 million in 2017 from $265 million in 2016. This increase was driven by higher fuel prices, which accounted for $35 million.
Gross cruise costs increased by $464 million, or 15%, to $3.5 billion in 2017 from $3.0 billion in 2016 for largely the same reasons as discussed above and the impairment of ships, which accounted for $$304 million.

Nine Months Ended August 31, 2017 (“2017”) Compared to Nine Months Ended August 31, 2016 (“2016”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2017 total revenues. Cruise passenger ticket revenues increased by $597 million, or 6.5%, to $9.8 billion in 2017 from $9.2 billion in 2016.

This increase was caused by:

•
$411 million - increase in cruise ticket revenues, driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs

•	$307 million - 3.3% capacity increase in ALBDs

These increases were partially offset by:

•	$129 million - foreign currency translational impact from a stronger U.S. dollar against the functional currencies of our foreign operations (“foreign currency translational impact”)

•	$32 million - decrease in air transportation revenues from guests who purchased their tickets from us

The remaining 26% of 2017 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $190 million, or 6.2%, to $3.2 billion in 2017 from $3.0 billion in 2016.

This increase was caused by:

•	$102 million - higher onboard spending by our guests

•	$102 million - 3.3% capacity increase in ALBDs

These increases were partially offset by the foreign currency translational impact, which accounted for $25 million.

Concession revenues, which are included in onboard and other revenues, increased by $14 million, or 1.8%, to $802 million in 2017 from $788 million in 2016.

North America Segment

Cruise passenger ticket revenues made up 73% of our North America segment’s 2017 total revenues. Cruise passenger ticket revenues increased by $551 million, or 9.9%, to $6.1 billion in 2017 from $5.6 billion in 2016.

This increase was driven by:

•	$261 million - increase in cruise ticket revenues, driven primarily by price improvements in the Caribbean, European and Alaska programs

•	$238 million - 4.2% capacity increase in ALBDs

•	$39 million - slight increase in occupancy

The remaining 27% of our North America segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which increased by $167 million, or 7.9%, to $2.3 billion in 2017 from $2.1 billion in 2016.

The increase was driven by:

•	$90 million - 4.2% capacity increase in ALBDs

•	$64 million - higher onboard spending by our guests
Concession revenues, which are included in onboard and other revenues, increased by $21 million, or 4.0%, to $557 million in 2017 from $536 million in 2016.

EAA Segment

Cruise passenger ticket revenues made up 81% of our EAA segment’s 2017 total revenues. Cruise passenger ticket revenues increased by $31 million, or 0.8%, and remained at $3.7 billion in both 2017 and 2016.

This increase was caused by:

•	$128 million - increase in cruise ticket revenues, driven primarily by price improvements in the Caribbean and European programs, partially offset by decreases in the China programs

•	$72 million - 2.0% capacity increase in ALBDs

These increases were partially offset by:

•	$129 million - foreign currency translational impact

•	$29 million - slight decrease in occupancy driven primarily by the China programs

•	$23 million - decrease in air transportation revenues from guests who purchased their tickets from us

The remaining 19% of our EAA segment’s 2017 total revenues were comprised of onboard and other cruise revenues, which increased by $30 million, or 3.7%, to $843 million in 2017 from $813 million in 2016. This increase was caused by $40 million of higher onboard spending by our guests, partially offset by a foreign currency translational impact of $25 million.

Concession revenues, which are included in onboard and other revenues, decreased by $7 million, or 2.7%, to $245 million in 2017 from and $252 million in 2016.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $820 million, or 12%, to $7.9 billion in 2017 from $7.1 billion in 2016.

This increase was caused by:

•	$304 million - impairment of ships, resulting primarily from our decision to strategically realign our business in Australia

•	$254 million - higher fuel prices

•	$231 million - 3.3% capacity increase in ALBD

•	$55 million - higher port expenses

•	$39 million - higher cruise payroll and related expenses

•	$26 million - higher commissions, transportation and other

These increases were partially offset by the foreign currency translational impact, which accounted for $85 million.

Selling and administrative expenses increased by $36 million, or 2.2%, and remained at $1.6 billion in both 2017 and 2016.

Depreciation and amortization expenses increased by $65 million, or 5.0%, to $1.4 billion in 2017 from $1.3 billion in 2016.

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during the third quarter of 2017, resulting from our decision to strategically realign our business in Australia.
North America Segment

Operating costs and expenses increased by $402 million, or 9.5%, to $4.7 billion in 2017 from $4.3 billion in 2016.

This increase was caused by:

•	$181 million - 4.2% capacity increase in ALBDs

•	$160 million - higher fuel prices

•	$50 million - higher commissions, transportation and other

•	$27 million - higher port expenses

These increases were partially offset by lower dry-dock expenses and repair and maintenance expenses, which accounted for $41 million.

Selling and administrative expenses increased by $48 million, or 5.4%, to $945 million in 2017 from $897 million in 2016.

Depreciation and amortization expenses increased by $54 million, or 6.8%, to $845 million in 2017 from $791 million in 2016.

EAA Segment

Operating costs and expenses increased by $416 million, or 16%, to $3.1 billion in 2017 from $2.7 billion in 2016.

This increase was caused by:

•	$304 million - impairment of ships, resulting primarily from our decision to strategically realign our business in Australia

•	$94 million - higher fuel prices

•	$53 million - 2.0% capacity increase in ALBDs

•	$31 million - higher dry-dock expenses and repair and maintenance expenses

•	$27 million - higher port expenses

These increases were partially offset by:

•	$85 million - foreign currency translational impact

•	$29 million - decrease in air transportation costs related to the decrease in revenues from guests who purchased their tickets from us

Selling and administrative expenses decreased by $1 million, or 0.2% to $512 million in 2017 from $513 million in 2016.

Depreciation and amortization expenses increased by $9 million, or 2.0%, to $459 million in 2017 from $450 million in 2016.

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during the third quarter of 2017, resulting from our decision to strategically realign our business in Australia.
Operating Income

Our consolidated operating income decreased by $213 million, or 8.6%, to $2.3 billion in 2017 from $2.5 billion in 2016. Our North America segment’s operating income increased by $214 million, or 12%, to $2.0 billion in 2017 from $1.8 billion in 2016, and our EAA segment’s operating income decreased by $452 million, or 54%, to $385 million in 2017 from $837 million in 2016. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Losses on fuel derivatives, net were comprised of the following (in millions):

	Nine Months Ended August 31,
	2017	2016
Unrealized gains on fuel derivatives, net	$134	$121
Realized losses on fuel derivatives, net	(153)	(223)
Losses on fuel derivatives, net	$(19)	$(102)

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Nine Months Ended August 31,
	2017	2017 Constant Dollar	2016

Passenger ticket revenues	$9,814	$9,942	$9,217
Onboard and other revenues	3,237	3,262	3,047
Gross cruise revenues	13,051	13,204	12,264
Less cruise costs
Commissions, transportation and other	(1,781)	(1,809)	(1,723)
Onboard and other	(438)	(442)	(411)
	(2,219)	(2,251)	(2,134)
Net passenger ticket revenues	8,033	8,133	7,494
Net onboard and other revenues	2,799	2,820	2,636
Net cruise revenues	$10,832	$10,953	$10,130
ALBDs	61,540,974	61,540,974	59,555,384

Gross revenue yields	$212.07	$214.57	$205.94
% increase vs. 2016	3.0%	4.2%
Net revenue yields	$176.01	$177.99	$170.10
% increase vs. 2016	3.5%	4.6%
Net passenger ticket revenue yields	$130.52	$132.17	$125.84
% increase vs. 2016	3.7%	5.0%
Net onboard and other revenue yields	$45.49	$45.83	$44.26
% increase vs. 2016	2.8%	3.5%

	Nine Months Ended August 31,
	2017	2017 Constant Currency	2016
Net passenger ticket revenues	$8,033	$8,140	$7,494
Net onboard and other revenues	2,799	2,811	2,636
Net cruise revenues	$10,832	$10,951	$10,130
ALBDs	61,540,974	61,540,974	59,555,384

Net revenue yields	$176.01	$177.95	$170.10
% increase vs. 2016	3.5%	4.6%
Net passenger ticket revenue yields	$130.52	$132.28	$125.84
% increase vs. 2016	3.7%	5.1%
Net onboard and other revenue yields	$45.49	$45.67	$44.26
% increase vs. 2016	2.8%	3.2%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Nine Months Ended August 31,
	2017	2017 Constant Dollar	2016
Cruise operating expenses	$7,752	$7,837	$6,939
Cruise selling and administrative expenses	1,637	1,658	1,606
Gross cruise costs	9,389	9,495	8,545
Less cruise costs included above
Commissions, transportation and other	(1,781)	(1,809)	(1,723)
Onboard and other	(438)	(442)	(411)
(Losses) gains on ship sales and impairments	(300)	(290)	2
Restructuring expenses	(3)	(3)	(2)
Other	—	—	(39)
Net cruise costs	6,867	6,951	6,372
Less fuel	(914)	(914)	(648)
Net cruise costs excluding fuel	$5,953	$6,037	$5,724
ALBDs	61,540,974	61,540,974	59,555,384

Gross cruise costs per ALBD	$152.56	$154.29	$143.50
% increase vs. 2016	6.3%	7.5%
Net cruise costs excluding fuel per ALBD	$96.72	$98.09	$96.10
% increase vs. 2016	0.6%	2.1%

	Nine Months Ended August 31,
	2017	2017 Constant Currency	2016
Net cruise costs excluding fuel	$5,953	$6,011	$5,724
ALBDs	61,540,974	61,540,974	59,555,384

Net cruise costs excluding fuel per ALBD	$96.72	$97.67	$96.10
% increase vs. 2016	0.6%	1.6%

Adjusted fully diluted earnings per share was computed as follows (in millions, except per share data):

	Nine Months Ended
	August 31,
	2017	2016
Net income
U.S. GAAP net income	$2,060	$2,171
Unrealized (gains) losses on fuel derivatives, net	(134)	(121)
Losses (gains) on ship sales and impairments	389	(2)
Restructuring expenses	3	2
Other	—	39
Adjusted net income	$2,318	$2,089
Weighted-average shares outstanding	727	754

Earnings per share
U.S. GAAP earnings per share	$2.84	$2.88
Unrealized (gains) losses on fuel derivatives, net	(0.18)	(0.16)
Losses (gains) on ship sales and impairments	0.53	—
Restructuring expenses	—	—
Other	—	0.05
Adjusted earnings per share	$3.19	$2.77

Net cruise revenues increased by $702 million, or 6.9%, to $10.8 billion in 2017 from $10.1 billion in 2016.
The increase was caused by:

•	$485 million - 4.6% increase in constant currency net revenue yields

•	$338 million - 3.3% capacity increase in ALBDs
These increases were partially offset by foreign currency impacts (including both the foreign currency translational and transactional impacts), which accounted for $122 million.
The 4.6% increase in net revenue yields on a constant currency basis was due to a 5.1% increase in net passenger ticket revenue yields and a 3.2% increase in net onboard and other revenue yields.
The 5.1% increase in net passenger ticket revenue yields was driven primarily by price improvements in our Caribbean, European and Alaska programs for our North America segment and European and Caribbean programs for our EAA segment, partially offset by decreases in our China programs. This 5.1% increase in net passenger ticket revenue yields was comprised of a 5.6% increase from our North America segment and a 3.6% increase from our EAA segment.
The 3.2% increase in net onboard and other revenue yields was caused by similar increases in our North America and EAA segments.
Gross cruise revenues increased by $787 million, or 6.4%, to $13.1 billion in 2017 from $12.3 billion in 2016 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $229 million, or 4.0%, to $6.0 billion in 2017 from $5.7 billion in 2016.
The increase was caused by:

•	$191 million - 3.3% capacity increase in ALBDs

•	$100 million - 1.6% increase in constant currency net cruise costs excluding fuel
These increases were partially offset by:

•	$62 million - Foreign currency impacts (including both the foreign currency translational and transactional impacts)
Net cruise costs excluding fuel impairment per ALBD increased by 1.6%.
Fuel costs increased by $266 million, or 41%, to $914 million in 2017 from $648 million in 2016. This was driven by higher fuel prices, which accounted for $254 million.
Gross cruise costs increased by $844 million, or 9.9%, to $9.4 billion in 2017 from $8.5 billion in 2016 for largely the same reasons as discussed above and the impairment of ships, which accounted for $$304 million.

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

We had a working capital deficit of $6.3 billion as of August 31, 2017 compared to a working capital deficit of $5.4 billion as of November 30, 2016. The increase in working capital deficit was mainly due to the increase in customer deposits and our net current portion of our borrowings. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, invest in long term investments or any other use of cash. Included within our working capital deficit are $4.0 billion and $3.5 billion of customer deposits as of August 31, 2017 and November 30, 2016, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $4.3 billion of net cash from operations during the nine months ended August 31, 2017, an increase of $188 million, or 5%, compared to $4.1 billion for the same period in 2016. This increase was caused by an increase in our revenues less expenses settled in cash and an increase in customer deposits.

Investing Activities
During the nine months ended August 31, 2017, net cash used in investing activities was $2.4 billion. This was substantially due to:

•	Capital expenditures of $1.2 billion for our ongoing new shipbuilding program

•	Capital expenditures of $1.1 billion for ship improvements and replacements, information technology, buildings and improvements and other assets

•	Payments of $157 million of fuel derivative settlements

During the nine months ended August 31, 2016, net cash used in investing activities was $2.6 billion. This was comprised of:

•	Capital expenditures of $1.5 billion for our ongoing new shipbuilding program

•	Capital expenditures of $914 million for ship improvements and replacements, information technology, buildings and improvements and other assets

•	Payments of $231 million of fuel derivative settlements

•	Return of collateral of $22 million from one of our fuel derivative counterparties

Financing Activities
During the nine months ended August 31, 2017, net cash used in financing activities of $2.0 billion was substantially due to the following:

•	Repayments of short-term borrowings of $335 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $1.0 billion of long-term debt

•	Issuances of $100 million of long-term debt under a term loan

•	Proceeds of $367 million of long-term debt under an export credit facility

•	Payments of cash dividends of $797 million

•	Purchases of $305 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the nine months ended August 31, 2016, net cash used in financing activities of $2.4 billion was substantially due to the following:

•	Net proceeds from short-term borrowings of $301 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $971 million of long-term debt

•	Issuances of $555 million of euro-denominated publicly-traded notes, which net proceeds are being used for general corporate purposes

•	Proceeds of $379 million of long-term debt under an export credit facility

•	Proceeds of $110 million of long-term debt under euro-denominated bank loans

•	Payments of cash dividends of $721 million

•
Purchases of $2.1 billion of shares of Carnival Corporation common stock in open market transactions of which $2.1 billion were repurchased under our Repurchase Program and $39 million were repurchased under our Stock Swap Programs

•	Sales of $40 million of treasury stock under our Stock Swap Programs

Future Commitments and Funding Sources
Our total annual capital expenditures consist of ships under contract for construction entered into through September 26, 2017, and estimated improvements to existing ships and shoreside assets and are expected to be (in billions):

	2017	2018	2019	2020	2021	2022
Total annual capital expenditures	$3.1	$4.1	$5.0	$4.7	$3.8	$3.6
The year-over-year percentage increases in our annual capacity are expected to result primarily from contracted new ships as of September 26, 2017, entering service and are currently expected to be:

	2017	2018	2019	2020	2021	2022
Annual capacity increase (a)	2.8%	2.2%	5.4%	7.4%	7.5%	3.9
(a)     These percentage increases include only contracted ship orders, sales and other dispositions.

At August 31, 2017, we had liquidity of $13.5 billion. Our liquidity consisted of $157 million of cash and cash equivalents, which excludes $332 million of cash used for current operations, $2.8 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $10.6 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us. The committed future financing will be available as follows (in millions):

	2018	2019	2020	2021	2022
Availability of committed future financing at August 31, 2017	$2,099	$2,692	$3,049	$1,811	$938

At August 31, 2017, all of our revolving credit facilities are scheduled to mature in 2021, except for $300 million that matures in 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 6 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At August 31, 2017, we were in compliance with our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross-default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Operational Currency Risks

We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. We execute transactions in a number of currencies other than their functional currencies, which result in foreign currency transactional impacts. Based on a 10% change in all currency exchange rates that were used in our September 26, 2017 guidance, we estimate that our adjusted diluted earnings per share September 26, 2017 guidance would change by the following:

•	$0.05 per share for the fourth quarter of 2017

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

	August 31, 2017	November 30, 2016
Fixed rate	29%	28%
Euro fixed rate	39%	35%
Floating rate	6%	14%
Euro floating rate	22%	23%
GBP floating rate	4	—%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our September 26, 2017 guidance, we estimate that our adjusted diluted earnings per share September 26, 2017 guidance would change by the following:

•	$0.05 per share for the fourth quarter of 2017

Based on a 10% change in Brent prices versus the current spot price that was used to calculate realized gains (losses) on fuel derivatives in our September 26, 2017 guidance, we estimate that our adjusted diluted earnings per share September 26, 2017 guidance would change by the following:

•	$0.02 per share for the fourth quarter of 2017

At August 31, 2017, the unrealized losses on our outstanding fuel derivative contracts were $187 million.

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2017, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
On May 19, 2017, Holland America Line and Princess Cruises notified the National Oceanic and Atmospheric Administration (“NOAA”) regarding discharges made by certain vessels in the recently expanded area of the National Marine Sanctuary in the Farallones Islands. NOAA continues to conduct an investigation. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

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

No shares of Carnival plc ordinary shares were repurchased pursuant to the Repurchase Program during the three months ended August 31, 2017. During this period, repurchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program
	(in millions)		(in millions)
June 1, 2017 through June 30, 2017	0.2	$65.80	$975
July 1, 2017 through July 31, 2017	1.0	$66.56	$909
August 1, 2017 through August 31, 2017	1.2	$68.14	$830
Total	2.4	$67.27

No shares of Carnival Corporation common stock and Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

B. Stock Swap Programs

In addition to the Repurchase Program, we also have programs that allow us to obtain an economic benefit when either Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares or Carnival plc ordinary shares are trading at a premium to Carnival Corporation common stock (the “Stock Swap Programs”). For example:

•
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to sell shares of Carnival Corporation common stock through a sales agent, at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on an equivalent basis.

•
In the event that Carnival plc ordinary shares trade at a premium to Carnival Corporation common stock, we may elect to sell ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited (“CIL”) through its sales agent, at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on an equivalent basis.

Any realized economic benefit under the Stock Swap Programs is used for general corporate purposes, which could include repurchasing additional stock under the Repurchase Program.

Under the Stock Swap Programs effective 2008, the Boards of Directors have made the following authorizations:

•
In January 2017, to sell up to 22.0 million shares of Carnival Corporation common stock in the U.S. market and repurchase up to 22.0 million of Carnival plc ordinary shares in the UK market. We had 22.0 million shares remaining under this authorization at August 31, 2017.

•
In February 2016, to sell up to 26.9 million of existing Carnival plc ordinary shares in the UK market and repurchase up to 26.9 million shares of Carnival Corporation common stock in the U.S. market. We had 26.0 million shares remaining under this authorization at August 31, 2017.

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended August 31, 2017, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, as filed with the Securities and Exchange Commission on September 29, 2017, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2017 and 2016;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2017 and 2016;				X
	(iii) the Consolidated Balance Sheets at August 31, 2017 and November 30, 2016;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016 and				X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer

Date: September 29, 2017	Date: September 29, 2017