Form 10-K
period 2017-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2018-01-29
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $25.6 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $11.9 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 18, 2018, Carnival Corporation had outstanding 534,171,562 shares of its Common Stock, $0.01 par value.
At January 18, 2018, Carnival plc had outstanding 209,345,279 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 534,171,562 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2017 Annual Report and 2018 joint definitive Proxy Statement are incorporated by reference into Part II and Part III of this report.

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2017

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2017 Annual Report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2017 Annual Report on Form 10-K (“Form 10-K”).

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

Item 6. Selected Financial Data.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2018 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

Carnival Corporation was incorporated in Panama in 1972 and Carnival plc was incorporated in England and Wales in 2000. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s Articles of Incorporation and By-Laws and Carnival plc’s Articles of Association. The two companies operate as if they are a single economic enterprise with a single senior executive management team and identical Boards of Directors (“BODs”), but each has retained its separate legal identity. Carnival Corporation and Carnival plc are both public companies with separate stock exchange listings and their own shareholders. Together with their consolidated subsidiaries, Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “our,” “us” and “we.”

We are the world’s largest leisure travel company and among the most profitable and financially strong in the cruise and vacation industries. We are also the largest cruise company, carrying nearly half of global cruise guests, and a leading provider of vacations to all major cruise destinations throughout the world. With operations in North America, Europe, Australia, and Asia, we operate over 100 cruise ships within a portfolio of leading global, regional and national cruise brands that sell tailored cruise products, services and vacation experiences in all the world’s most desirable destinations.

II.	Vision, Goals and Related Strategies

Our vision is “Together we deliver unmatched joyful vacation experiences and breakthrough shareholder returns by exceeding guest expectations and leveraging our scale.” We believe our portfolio of brands is instrumental to achieving our vision and maintaining our cruise industry leadership positions.  Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital, while maintaining our strong investment grade credit ratings and balance sheet. Health, environment, safety, security (“HESS”) and sustainability is a core focus for our operations and these matters directly influence how we measure our performance.

To reach our primary financial goals, we continue to implement initiatives to create additional demand for our brands in excess of measured capacity growth, ultimately leading to higher revenue yields. We will continue to identify opportunities to enhance our cruise products and services and optimize our cost structure while preserving the unique identities of our individual brands. We have made significant investments in performing customer segmentation analyses and data analytics to gain insight into our guests’ decision-making process and vacation needs enabling us to identify new marketing opportunities and further grow our share of their vacation spend. We have also implemented strategies to grow demand by increasing consumer awareness and consideration of our cruise brands and the global cruise industry through our ongoing marketing, public relations and guest experience efforts.

We continue to identify and implement new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies and improving our pricing models. We are currently rolling-out our state-of-the-art revenue management system across six brands and expect the roll-out to be completed in 2018. We also continue to implement initiatives to better coordinate and optimize our brands’ global deployment strategies to maximize guest satisfaction and profits.

We are building new, innovative, purpose-built ships that are larger, more fuel efficient, have an improved mix of guest accommodations and present a wider range of onboard amenities and features. These ships further enhance the attractiveness of a cruise vacation while achieving greater economies of scale and resulting in improved returns on invested capital. As of November 30, 2017, we have a total of 18 cruise ships scheduled to be delivered between 2018 and 2022. Some of these ships will replace existing capacity as less efficient ships exit our fleet. Since 2006, we have removed 19 ships from our fleet, and our newbuild program has been designed to consider an expected acceleration in our fleet replacement cycle over time. Furthermore, we continue to make substantial investments in our existing ship enhancement programs to improve our onboard product offerings and enrich our guests’ vacation experiences.

We continue to grow our presence in established markets and increase our penetration in developing markets, such as Asia. We believe that our most significant long-term growth opportunity in Asia is in China, due to its large and growing middle-class population, expansion of its international tourism and the government’s plan to support the cruise industry. During 2018, we expect 5% of our total capacity to be deployed in China.

With over 100 ships and 12.1 million guests in 2017, we have the scale to optimize our structure by utilizing our combined purchasing volumes and common technologies as well as accelerating progress on our cross-brand initiatives aimed at cost containment. We have and continue to integrate certain back office functions to achieve the full benefits of our scale. Having global leaders in communications, innovation, maritime, procurement, revenue management and strategy supports collaboration and communication across our brands and helps coordinate our global efforts.

Our ability to generate significant operating cash flow allows us to internally fund our capital investments. This allows us to manage our debt level in a manner consistent with maintaining our strong credit metrics and strong investment grade credit ratings while returning free cash flow and more to our shareholders in the form of dividends and share buybacks. In 2017, we increased our quarterly dividend to $0.45 per share from $0.35 per share, representing over $1 billion in annual dividends. Since resuming our stock repurchase program in late 2015, we repurchased approximately 63 million shares for $3.1 billion.

Our vision is based on four key pillars:

•	Health, environment, safety, security and sustainability

•	Guests

•	Employees

•	Shareholders and other stakeholders

Health, Environment, Safety, Security and Sustainability

Our uncompromising commitment to the safety and comfort of our guests and crew is paramount to the success of our business. We are committed to operating a safe and reliable fleet and protecting the health, safety and security of our guests, employees and all others working on our behalf. We continue to focus on further enhancing the safety measures onboard all of our ships. We are dedicated to fully complying with, or exceeding, all legal and statutory requirements related to health, environment, safety, security and sustainability throughout our business.

We are committing resources across the entire corporation to further improve how we operate to protect and preserve our oceans. We have implemented important fleet-wide changes and enhancements to our environmental processes and procedures, all with the goal to improve our operations, oversight and compliance with our previously disclosed December 2016 plea agreement. Since 2013, we have restructured our fleet operations organization including strengthening its leadership. We also increased the scope and frequency of our training, and invested millions of dollars to upgrade our equipment to new ship standards to ensure compliance with all environmental regulations.

Guests

Our goal is to consistently exceed our guests’ expectations while providing them with a wide variety of exceptional vacation experiences.  We believe that we can achieve this goal by continually focusing our efforts on helping our guests choose the cruise brand that will best meet their unique needs and desires, improving their overall vacation experiences and building state-of-the-art ships with innovative onboard offerings and providing unequaled guest services. We enhance our guest experience by offering high quality destinations around the world including a portfolio of private destinations that are uniquely tailored to our guests’ preferences.

Employees

Our goal is to recruit, develop and retain the finest employees. A team of highly motivated and engaged employees is key to delivering vacation experiences that exceed our guests’ expectations. Understanding the critical skills that are needed for outstanding performance is crucial in order to hire and train our officers, crew and shoreside personnel. We believe in listening to and acting upon our employees’ perspectives and ideas and use employee feedback tools to monitor and improve our progress in this area. We are a diverse organization and value and support our talented and diverse employee base. We are committed to employing people from around the world and hiring them based on the quality of their experience, skills, education and character, without regard for their identification with any group or classification of people.

Shareholders and Other Stakeholders

We value the relationships we have with our shareholders and other stakeholders, including travel agents, trade associations, communities, regulatory bodies, media, creditors, insurers, shipbuilders, governments and suppliers. We believe that engaging stakeholders in a mutually beneficial manner is critical to our long-term success. As part of this effort, we believe we must continue to be an outstanding corporate citizen in the communities in which we operate. Our brands work to meet or exceed their economic, environmental, ethical and legal responsibilities.

Strong relationships with our travel agent partners are especially vital to our success. We continue to strengthen our relationship with the travel agent community by increasing our communication and outreach, implementing changes based on their feedback and improving our educational programs to assist agents in stimulating cruise demand.
B.    Global Cruise Industry

I. Overview

Cruising offers a broad range of products and services to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days and appeal to those who are more affluent and older. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries, and the average pricing is normally higher than contemporary cruises. The luxury experience is usually characterized by smaller vessel size, very high standards of accommodation and service, higher prices and exotic itineraries to ports that are inaccessible to larger ships. We have product and service offerings in each of these three broad classifications. Notwithstanding these classifications, there is generally overlap and competition among all cruise products and services.

II. Favorable Characteristics of the Global Cruise Industry

a.     High Guest Satisfaction Rates

Cruise guests tend to rate their overall satisfaction with a cruise vacation higher than comparable land-based hotel and resort vacations. According to industry surveys, the cruise experience consistently exceeds expectations of repeat and first-time cruisers. Cruising continues to receive high guest satisfaction rates because of the unique vacation experiences it offers, including visiting multiple destinations without having to pack and unpack, all-inclusive product offerings and state-of-the-art cruise ships with entertainment, relaxation and fun, all at an outstanding value.

b.     Positive Demand Trends

Social media has a powerful impact on consumer behavior. Technology allows people to instantly share travel experiences within their social networks. Seeing others embrace travel and experience the world in new ways inspires people to plan and book their own travel. Consumers are demanding more enriched lives and personal fulfillment through experience and learning and prefer to spend money on experiences rather than on material things. Today’s travelers are looking to travel in ways that are immersive, meaningful and memorable. While it is useful for the cruise industry to consider travel markets across demographic groups, the ability to identify and address target markets based on “psychographics” or attitudes that cut across demographics is even more meaningful. We believe the cruise industry is well positioned to meet travelers’ desires and has the ability to tailor experiences for each guest based on their unique wants and needs, which should foster growth for the cruise industry.

From a demographic perspective, two age groups, the Baby Boomers and the Millennial generations, have in recent years experienced trends that positively affect demand for cruising. The Baby Boomer generation likes to pursue an active lifestyle and has the desire and the means to travel and enjoys multi-generational cruising. The Millennial generation has now surpassed the size of the Baby Boomer generation and represents the fastest growing demographic segment of the vacation industry. This group expresses a strong desire to travel and share new experiences, a mindset that should continue to foster growth for the industry. A recent study by the American Society of Travel Agents (“ASTA”) indicates that the Millennial generation has as positive a view of cruising as the Baby Boomer generation.

These changes in consumer behavior and demographics, along with growing populations, increasing wealth in developing countries and increased spending by consumers on experience versus products, will continue to drive demand for travel and the global cruise industry. These groups of consumers are becoming eager to experience the world through travel, which provides significant growth opportunity for the cruise industry within and beyond the established markets.

c.     Wide Appeal

Cruising appeals to a broad range of ages and income levels. Cruising provides something for every generation, from kids’ clubs to an array of onboard entertainment designed to appeal to teens and adults. Cruising also offers transportation to a variety of destinations and a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes and income levels. To encourage first-time and repeat cruisers and better compete with other vacation alternatives the cruise industry has in the recent years refocused its marketing efforts, enhanced training of travel agents and collaborated with well-known brands and offers the following:

• Expanded entertainment options and shipboard activities	• Enhanced internet and communication capabilities
• Flexible dining options including open-seating dining	• Beverage package options
• Branded specialty restaurants, bars and cafés	• Money-back guarantees

d.     Large Addressable Markets

The global cruise industry is a relatively small part of the wider global vacation industry, which includes a large variety of land-based vacation alternatives. Therefore, we believe there are large, addressable markets with low penetration rates. The penetration rates below were computed based on the 2016 global cruise guests carried from G.P. Wild (International Limited) (“G.P. Wild”), an independent cruise research company, as a percentage of total population:

•	4.9% for Australia and New Zealand

•	3.4% for the United States (“U.S.”) and Canada

•	2.9% for the United Kingdom (“UK”)

•	1.9% for Germany and Italy

We also believe Asia is a large addressable market, where economic growth has raised discretionary income levels, fueling an increasing demand for travel.

e.     Exceptional Value Proposition

We believe the cost of a cruise vacation represents an exceptional value in comparison to alternative land-based vacations. Cruising delivers many relatively unique benefits, such as transportation to various destinations while also providing accommodations, a generous diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. To make cruising even more cost effective and more easily accessible to vacationers, the cruise industry typically offers a number of drive-to home ports, which enables many cruise guests to reduce their overall vacation costs by eliminating or reducing air and other transportation costs.

f.     Ship Mobility

The mobility of cruise ships enables cruise companies to move their vessels between regions in order to maximize profitability and to meet changing demand. For example, brands can change itineraries over time in order to cater to our guests’ tastes or as general economic or geopolitical conditions warrant. In addition, cruise companies have the flexibility to reposition capacity to areas with growing demand. We believe that this unique ability to move ships provides the cruise industry with a competitive advantage compared to other land-based vacation alternatives.

III. Passenger Capacity and Cruise Guests Carried by Ocean Going Vessels

(in thousands)	Average Passenger (Lower Berth) Capacity (a)		Cruise Guests Carried
Year	Global Cruise Industry (b)	Carnival Corporation & plc	Global Cruise Industry (c)	Carnival Corporation & plc
2015	450	215	23,000	10,840
2016	470	220	24,700	11,520
2017	490	230	26,000	12,100

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)	Amounts were based on internal estimates using public industry data.

(c)
The global cruise guests carried for 2015 and 2016 were obtained from G.P. Wild, an independent cruise research company. The estimates for global cruise guests carried for 2017 are internally developed.

The global cruise industry and our compound annual passenger capacity growth rates are estimated to be 6.8% and 5.6%, respectively, from 2017 to 2021. Our estimates of future passenger capacity only include assumptions related to announced ship withdrawals and, accordingly, our estimates likely indicate a higher growth rate than will actually occur.

C. Our Global Cruise Business

I. Segment Information

	November 30, 2017
	Passenger Capacity	Percentage of Total Capacity	Number of Cruise Ships
North America Segment
Carnival Cruise Line	66,380	29%	25
Princess Cruises	45,230	20	17
Holland America Line	23,820	10	14
Seabourn	1,970	1	4
	137,400	60	60

Europe, Australia & Asia (“EAA”) Segment
Costa Cruises ("Costa")	35,920	15	15
AIDA Cruises ("AIDA")	25,250	11	12
P&O Cruises (UK)	18,380	8	8
P&O Cruises (Australia)	7,790	3	5
Cunard	6,830	3	3
	94,170	40	43
	231,570	100%	103

We also have a Cruise Support segment that represents our portfolio of leading port destinations and private islands, which are operated for the benefit of our cruise brands. Cruise Support also includes other services that are provided for the benefit of all our cruise brands.

In addition to our cruise operations, we own Holland America Princess Alaska Tours, the leading tour company in Alaska and the Canadian Yukon, which complements our Alaska cruise operations. Our tour company owns and operates hotels, lodges, glass-domed railcars and motorcoaches. This tour company and cruise ships, which we charter-out under long-term leases, comprise our Tour and Other segment.

II. Ships Under Contract for Construction

As of November 30, 2017, we have a total of 18 cruise ships scheduled to be delivered between 2018 and 2022. Our ship construction contracts are with Fincantieri in Italy, Meyer Werft in Germany and Meyer Turku in Finland.

	Scheduled Delivery Date	Passenger Capacity
Carnival Cruise Line
Carnival Horizon	March 2018	3,950
Carnival Panorama	October 2019	3,950
Newbuild	August 2020	5,250
Newbuild	October 2022	5,250
Princess Cruises
Sky Princess	October 2019	3,660
Newbuild	July 2020	3,660
Newbuild	February 2022	3,660
Holland America Line
Nieuw Statendam	November 2018	2,670
Newbuild	May 2021	2,670
Seabourn
Seabourn Ovation	April 2018	600
Costa
Costa Venezia (intended for Asia)	February 2019	4,200
Costa Smeralda	October 2019	5,220
Newbuild (intended for Asia)	September 2020	4,200
Newbuild	May 2021	5,220
AIDA
AIDAnova	November 2018	5,230
Newbuild	May 2021	5,230
P&O Cruises (UK)
Newbuild	May 2020	5,200
Cunard
Newbuild	April 2022	3,000

III. Cruise Brands

Founded in 1972, Carnival Cruise Line is a leader in contemporary cruising and operates 25 ships designed to provide fun and exceptional vacation experiences that appeal to a wide variety of consumers at an outstanding value. Carnival Cruise Line is one of the most recognizable brands in the cruise industry and carried 5.0 million guests in 2017. Carnival Cruise Line identifies their target customers as those who like to live life to the fullest, look at the glass as half full, feel comfortable in their own skin and make their own fun. Carnival Cruise Line’s cruises have a broad appeal to families, couples, singles, and seniors and carried more than 800,000 children in 2017. In 2017, Carnival Cruise Line was voted “Best-Value-For-Money” by Expedia CruiseShipCenters and “Best Domestic Cruise Line” by Travel Weekly. In addition, Carnival Cruise Line also earned “Most Trusted Cruise Line” by Readers Digest for the third consecutive year. Carnival Cruise Line is scheduled to take delivery of two 3,950-passenger capacity ships, Carnival Horizon and Carnival Panorama, in 2018 and 2019, respectively, and two 5,250-passenger capacity ships in 2020 and 2022, which will be the largest in its fleet.

Carnival Cruise Line offers cruises generally from three to eight days with almost all of its ships departing from 16 convenient U.S. home ports located along the East, Gulf and West coasts, Puerto Rico and Hawaii. Carnival Cruise Line is the leading provider of year-round cruises in The Bahamas, the Caribbean and Mexico and also operates seasonal cruises in Canada, Alaska, Hawaii and Europe. In addition, Carnival Cruise Line deploys two ships in Australia offering cruises tailored to the Australian market.

The brand’s focus continues to be on enhancing its products and services with innovations that appeal to new consumers, as well as past guests. In 2018, Carnival Cruise Line will launch Carnival Horizon featuring the first Dr. Seuss WaterWorks, a vibrant water park inspired by the legendary children’s author. Carnival Horizon will continue the expansion of the line’s Fun Ship® 2.0 enhancement program with many of the same ground-breaking features in addition to new offerings such as Guy Fieri’s Pig & Anchor Bar-B-Que Smokehouse and Brewhouse and an expanded Bonsai Sushi restaurant with the cruise line’s first teppanyaki dining option.

Princess Cruises began operations in 1965 and today operates a fleet of 17 modern ships that offer more than 150 itineraries visiting over 360 destinations around the globe. Awarded Best Cruise Itineraries 11 times by Recommend magazine, Princess Cruises sails to nearly every corner of the earth, from Alaska to Asia and Australia, the Caribbean and Mexico, Europe, the Panama Canal, South America and more. The line offers cruises ranging from three to 20 days with longer exotic sailings from 25 to 111 days, including two world cruises. Princess Cruises has three 3,660-passenger capacity ships scheduled to be delivered from 2019 through 2022.

Princess Cruises Come Back NewTM Promise has enhanced the guest experience by providing guests with lifelong memories and meaningful stories to share from their cruise vacation. The program features several products and services, such as:

•
Unique destination experiences including our top rated Alaska onboard and land based program. Caribbean vacations featuring Princess Cays®, our award winning private beach in The Bahamas, exclusive shore excursions in partnership with Discovery and Animal Planet, and More Ashore late night as well as overnight port stays

•
Designed for Fresh cuisine featuring a variety of dining options, including traditional, anytime and specialty dining venues, such as the award-winning restaurant SHARE by international chef & TV host Curtis Stone, our Chocolate Journeys dessert experience featuring delicacies from Master Chocolatier Norman Love, and specialty dining restaurants from multiple Michelin star chefs. Princess Cruises also offers tasty casual offerings including on-deck pizza voted the best pizza at sea

•
Interactive onboard activities and shore excursions designed in collaboration with Discovery Channel and local experts in key regional destinations to provide guests with authentic and exclusive experience on board and ashore and to entertain and delight them about the nature, wildlife, history and culture of the regions they visit. In addition, Camp Discovery, the newly redesigned youth and teen centers on board select ships, offers the line’s youngest guests the opportunity to connect, play and learn

At the forefront of innovation, Ocean Medallion VacationsTM, our newly developed guest experience platform, designed to elevate service levels through enhanced guest experiences before and during cruise vacations, was introduced on Regal Princess in November 2017. At the center of the platform is the Ocean Medallion™, a first-of-its-kind wearable device designed to enable a personal concierge, Ocean CompassTM, to deliver a personalized experience not previously considered possible. With this innovation, from the moment our guests first engage with us, their experiences are powered by their preferences and are delivered seamlessly, in real time.

Holland America Line has been providing cruises since 1873 and currently operates a fleet of 14 premium mid-sized ships. Its ships visit over 400 ports of call in almost 100 countries and territories on all seven continents. Holland America Line’s cruises range from three to 35 days with longer, exotic Grand Voyages from 55 to 116 days, including an annual Grand World Voyage. Holland America Line ships generally sail in Alaska, Europe, the Caribbean and Australia. In 2017, Holland America Line celebrated the 20th anniversary of its award-winning private island in The Bahamas, Half Moon Cay, known for its pristine beaches, diverse shore excursions, exclusive beach cabanas and family-friendly activities.

Holland America Line is scheduled to take delivery of two 2,670-passenger capacity ships, Nieuw Statendam and her sister ship, in 2018 and 2021. In addition, Holland America Line is continuing its brand enhancement efforts across the fleet, with more than $100 million invested in 2017 and approximately $200 million remaining to be invested over the next year.  The upgrades include new furnishing, decor and amenities in its suites, retail space renovations and enhanced ship entertainment areas.

Holland America Line guests are avid, engaged world travelers, and value authentic, unique experiences wherever they go. To enhance the guest experience and further differentiate from other cruise brands, Holland America Line has entered into several marquee partnerships:

•
O, The Oprah Magazine partnership rolled-out across the brand’s North America fleet; featuring O Magazine-inspired activities, including meditation, tai chi, healthy cooking demonstrations, an onboard book club and more

•	America’s Test Kitchen, a popular cooking show on American television, is producing several live cooking shows and hands-on workshops

•	BBC Earth brings enriching and entertaining programming such as Frozen Planet Live to guests while onboard

•
AFAR Media, an experiential travel expert, provides Destination Guides, on the brand’s website covering nearly 400 Holland America Line ports around the globe to help guests dream, plan and prepare for journeys tailored to their personal tastes and interests

Seabourn, which began operations in 1988, provides the world’s finest ultra-luxury cruising vacations on smaller ships that focus on highly personalized service and guest recognition. The line currently operates four ultra-luxury ships and is scheduled to take delivery of one 600-passenger capacity ship, Seabourn Ovation, in 2018. Seabourn offers spacious all-suite accommodations, award-winning gourmet dining, complimentary drinks and fine wines, unique experiences such as the Officer on Deck culinary event and shopping with the Chef excursions. Seabourn’s ships generally sail in Europe, Asia, the South Pacific Islands, Australia and New Zealand, the Americas and Antarctica, with cruises generally from seven to 14 days.

Seven out of the last 11 years, Seabourn has been voted the “Best Small-Ship Cruise Line” by readers of Travel + Leisure. In addition, Saveur named Seabourn “Best Culinary Cruise Line” three out of the last five years by its panel of travel experts and editors. Seabourn pampers its guests with complimentary value-added extras such as Massage MomentsSM on deck and Caviar in the SurfSM beach parties. All of the Seabourn ships have a high service ratio of staff members to guest and an intimate, sociable atmosphere that has been the hallmark of the Seabourn lifestyle.

To enhance the guest experience and further differentiate from other ultra-luxury cruise brands, Seabourn has entered into several partnerships to offer a number of innovative programs:

•	“An Evening with Tim Rice”, the new evening entertainment experience created exclusively for the line in association with Belinda King Creative Productions

•	Spa and Wellness with Dr. Andrew Weil, offering guests a holistic spa and wellness experience that integrates physical, social, environmental and spiritual well-being

•
The Grill by Thomas Keller, reminiscent of the classic American restaurant from the 50’s and 60’s. Exclusive to Seabourn, The Grill is a unique culinary concept for Chef Keller, focusing on updated versions of iconic dishes

•
A multi-year agreement with the United Nations Educational Scientific and Cultural Organization (“UNESCO”) to support its mission of safeguarding unique cultural and natural features around the world and promote sustainable tourism, thus providing its guests with unique access to more than 150 World Heritage Sites

Costa has been providing cruises since 1948 and today visits more than 260 ports around the world. In 2017, its ships carried over 2 million guests. The brand operates a fleet of 15 contemporary ships and has two 5,220-passenger capacity ships, Costa Smeralda and her sister ship, and two 4,200-passenger capacity ships, Costa Venezia and her sister ship, scheduled to be delivered between 2019 and 2021.

Costa is a leading cruise line in Italy, France and Spain where it boasts a tradition spanning close to seven decades. Its ships are deployed in the Mediterranean Sea, Northern Europe, the Caribbean, Brazil, Argentina, Japan and China, the Arabian Gulf and the Indian Ocean. The line offers a wide range of unique itineraries, with cruises generally ranging from seven to 20 days and also has longer exotic sailings from 20 to 30 days and one world cruise. Most of its cruises sailing in China are four to five days and cater to Chinese guests.

Costa, known as Italy’s Finest, brings Italy to the world with its ships and diverse itineraries around the globe. Its ships represent the best of Italy by offering beautiful Italian art, unique interior decorations with superb Italian mosaics and precious Murano chandeliers, fine Italian wines, excellent Mediterranean food selections and unique shops that carry well-known Italian fashion brands. Costa attracts international guests due to its multi-lingual service and is considered to be a top vacation provider in Europe.

To enhance the guest experience and further differentiate from other cruise brands, Costa has recently introduced a variety of innovative programs:

•
Excursions to small unexplored Italian towns of artistic and cultural interest to guests, promoting local history, traditions, craft activities and cuisine through its partnership with Associazione de I Borghi più belli d’Italia

•	Dining options created by chef Bruno Barbieri, who has earned multiple Michelin Stars

•	Enriched entertainment including the Voice of the Sea shows and Peppa Pig-branded kids games and educational activities

•
Immersive and digitized onboard experience with the WeChat Mini Program, a social mobile application that allows guests to enjoy hassle-free entertainment booking and payment onboard Costa’s ships sailing in China

AIDA, which began operating in 1996, is the leader and most recognized cruise brand in the German cruise industry. AIDA currently operates 12 premium ships and is scheduled to take delivery of two 5,230-passenger capacity next-generation ships, AIDAnova and her sister ship, in 2018 and 2021. With its “Green Cruising” concept, AIDA will be the first cruise brand in the world that can power its next-generation of cruise ships entirely with liquefied natural gas (‘’LNG’’).

AIDA’s ships visit over 230 ports, with cruises generally from three to 23 days, including its first world cruise of over 100 days beginning in October 2017. AIDA ships generally sail in the North Sea, the Baltic Sea, the Atlantic Isles, the Mediterranean Sea, the Caribbean, Southeast Asia, the Arabian Gulf, Central America and the Indian Ocean. Since February 2017, the three smallest AIDA vessels are operating under the premium tagline “AIDA selection” offering cruises to more exclusive and exotic destinations.

AIDA offers an exceptional experience for all generations with an emphasis on a healthy and youthful lifestyle, choice, informality, family friendliness and activity. AIDA’s guests live and love the unique AIDA feeling. They enjoy being part of the AIDA family and feel at home anywhere in the world. This feeling is cultivated by the friendliness of the crew and by having German as the onboard language. AIDA’s dining experience is enhanced through partnerships with famous German TV chef and restaurateur Tim Mälzer, multi award-winning chef Stefan Marquard, world champion pastry chef Andrea Schirmaier-Huber, experienced sommelier Otto Gourmet and one of the youngest chefs in Germany to win a Michelin star, Benjamin Maerz. The line’s newest ship, AIDAperla, also introduced a variety of onboard activities and world-class entertainment facilities:

•	The Organic Spa, featuring five saunas, indoor and outdoor jacuzzis, as well as a Nail Spa and Wellness Oasis

•	Beerhouse, an onboard brewery that sells its own draft beers using purified seawater for brewing beer

•	Beach Club, a two-deck high relaxation oasis, covered with a glass dome for a tropical beach-like experience with live plants and palm trees; in the evenings, the club is transformed into a party zone

•
Sports Deck area, featuring combined sports courts, a putting green area, golf simulator, rock climbing wall, high ropes course, power walking/jogging track and water slides, which can convert into an ice skating rink during the winter

P&O Cruises (UK), which began operations back in 1837, is the leading and most recognized cruise brand in the UK. P&O Cruises (UK) operates a fleet of eight premium ships and has one 5,200-passenger capacity ship scheduled to be delivered in 2020. Three of its ships offer holidays exclusively for adults while the balance of its ships are perfect for families. P&O Cruises (UK)’s ships visit over 200 destinations worldwide, with cruises generally from seven to 17 days and a number of longer voyages, including one world cruise of 99 days in 2018. P&O Cruises (UK)’s ships generally sail to the Mediterranean Sea, Scandinavia, the Baltic Sea, New England, Canada, the Atlantic Isles, the Caribbean and the Canary Islands.

P&O Cruises (UK) delivers exceptional service, dining, exploration and entertainment uniquely tailored to British tastes. The dining experience is enhanced through partnerships with its Food Heroes, a line-up of British food and wine celebrities including Marco Pierre White and Olly Smith. In 2017, several new entertainment shows were launched including one produced by West End and Broadway star Ruthie Henshall written exclusively for P&O Cruises (UK). Additionally, the brand strengthened its partnership with the UK’s most popular weekend TV programme, Strictly Come Dancing and will now offer more exciting and new guest experiences including one-to-one dance lessons with pro dancers from the show and dinners hosted by the stars.

In June 2017, Oceana was showcased during five days of live TV broadcasts for the UK’s highest rating breakfast program, Lorraine’s Cruise Control on Good Morning Britain, and in November 2017, the line’s newest ship Britannia was the backdrop location for the award winning BBC One show The Apprentice.

P&O Cruises (Australia) began cruising from Australia in 1932. The onboard atmosphere is relaxed with a focus on contemporary design, great food, friendly service and a variety of exciting activities and entertainment. The line, which currently operates a fleet of five ships, was voted “Best Cruise Line” in the 2017 International Traveller Readers’ Choice Awards. In June 2017, P&O Cruises (Australia) held the inaugural voyage of the 2,000-passenger capacity Pacific Explorer.

P&O Cruises (Australia) sails to more destinations in Australia and the South Pacific than any other cruise line and offers cruises, generally from three to 16 days, from multiple home ports in Australia and New Zealand. In addition, the line’s itineraries include remote idyllic ports of Papua New Guinea and Solomon Islands as well as a “taste” of Asia. P&O Cruises (Australia) offers itineraries based around prominent Australian events including Melbourne Cup, Australian Open Tennis and Rugby League State of Origin.

P&O Cruises (Australia) recently partnered with leading restaurateur and celebrity chef, Luke Mangan, for its signature fine-dining restaurant, Salt Grill, and a casual dining option, Luke’s. The line’s newest ship, Pacific Explorer, introduced a variety of onboard activities, including exclusive dinner and show packages and a spectacular aerial circus artistry production show, Love Riot. The recent refurbishments of Pacific Explorer included the addition of new waterslides, a waterpark and replaced the traditional cruise ship buffet with an international market place of fresh food outlets reflecting the many flavors Australians love to eat.

Founded in 1840, Cunard is globally renowned as operating the most famous ocean liners in the world and for offering legendary travel experiences with a heritage of iconic ships and outstanding service. Cunard has a unique and distinct position within the luxury travel market and received the coveted Travel + Leisure 2016 World’s Best Award. The line operates three premium/luxury ships, Queen Elizabeth, Queen Mary 2 and Queen Victoria. Cunard offers cruises to destinations in Northern Europe, the Mediterranean Sea, New England and Canada, as well as their iconic transatlantic voyages on Queen Mary 2. Most of Cunard’s cruises are from seven to 14 days with world cruises of over 100 days.

Cunard’s appeal is a combination of British elegance, exemplary service and sophistication and attracts an international mix of guests with nearly 50% of guests expected to be sourced from markets outside the UK. The brand sits in a unique space offering something no one else can; luxury on a grand scale. Guests enjoy a unique experience that celebrates the line’s British heritage including an enviable association with the British Royal Family. Her Majesty the Queen is Godmother to both Queen Elizabeth and Queen Mary 2.

Following the $130 million remastering of the flagship Queen Mary 2 in 2016, the design philosophy, being contemporary in feel yet taking inspiration from the great Cunard liners of the past, was carried over to Queen Victoria during her $40 million refurbishment in 2017. This included the addition of cabins and an extended terrace area as well as the introduction of new bar concepts and Britannia club staterooms with dedicated dining. A new 3,000-passenger capacity ship is scheduled for delivery in 2022, heralding the next generation of Cunard vessel.

IV. Principal Source Geographic Areas

	Carnival Corporation & plc Cruise Guests Carried
(in thousands)	2017	2016	2015	Brands Mainly Serving
United States and Canada	6,440	6,100	6,110	Carnival Cruise Line, Holland America Line, Princess Cruises, Seabourn and Cunard

Continental Europe				AIDA and Costa
Germany	1,150	1,070	980
Italy	420	400	430
Other	720	700	740
	2,290	2,170	2,150

United Kingdom	800	840	790	P&O Cruises (UK) and Cunard
Australia and New Zealand	1,060	1,010	820	P&O Cruises (Australia), Princess Cruises and Carnival Cruise Line
Asia	1,240	1,130	700	Costa and Princess Cruises
Other	270	270	270
Total	12,100	11,520	10,840

V.     Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity Deployed
	2018	2017	2016
Caribbean	33%	32%	32%
Europe without Mediterranean	14	13	13
Mediterranean	13	13	15
Australia and New Zealand	8	8	8
Alaska	6	5	5
China	5	6	5
Other	21	23	22
	100%	100%	100%

VI. Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet, although published materials such as brochures and direct mailings are also used. Our brands have multiple pricing levels that vary by, category of guest accommodation, ship, season, duration and itinerary. Cruise prices frequently change in a dynamic pricing environment and are impacted by a number of factors, including the number of available cabins for sale in the marketplace and the level of guest demand. Some cruise prices are increased due to higher demand. Conversely, some cruise prices are reduced through special promotions and early booking, past guest recognition, travel agent programs and other programs. We continue to identify and implement new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies and improving our pricing models. We are currently rolling-out our state-of-the-art revenue management system across six brands and expect the roll-out to be completed in 2018. We also continue to implement initiatives to better coordinate and optimize our brands’ global deployment strategies to maximize guest satisfaction and profits.

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

The cruise ticket price typically includes the following:

•	Accommodations

•	Most meals, including snacks at numerous venues

•	Access to amenities such as swimming pools, water slides, water parks, whirlpools, a health club, and sun decks

•	Child care and supervised youth programs

•	Entertainment, such as theatrical and comedy shows, live music and nightclubs

•	Visits to multiple destinations

At times, we offer value added packages to induce ticket sales to guests and groups and to encourage advance purchase of certain onboard items. These packages are bundled with cruise tickets and sold to guests for a single price rather than as a separate package and include:

• Alcoholic/non-alcoholic beverage packages	• Internet packages
• Shore excursions	• Photo packages
• Air packages	• Onboard spending credits
• Specialty restaurants	• Gratuities

Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and then pay the balance due before the departure date. Our guests are subject to a cancellation fee if they cancel their cruise within a pre-defined period before sailing, unless they purchase a vacation protection package for the ability to obtain a refund.

As a convenience to our guests, we offer to arrange air transportation to and from airports near the home ports of our ships. In 2017, approximately 9% of our guests purchased scheduled or chartered air transportation from us. We also offer ground transfers from and to the airport near the ship’s home port as part of our transfer programs.

VII. Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results also increases due to ships being taken out-of-service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with Alaska’s cruise season.

VIII. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. In 2017, we earned 25% of our revenues from onboard and other revenue activities and services not included in the cruise ticket price including the following:

• Substantially all liquor and some non-alcoholic beverage sales	• Internet and communication services
• Casino gaming	• Full service spas
• Shore excursions	• Specialty restaurants
• Gift shop sales	• Art sales
• Photo sales	• Laundry and dry cleaning services

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

We offer a variety of shore excursions at each ship’s ports-of-call that include beach experiences, general sightseeing, cultural tours, adventure outings and local boat rides. We typically utilize local operators who provide shore excursions with guides who speak the same languages as most of our shore excursion guests. For our sailings to destinations in Alaska, shore excursions are operated by our wholly-owned company, Holland America Princess Alaska Tours, or provided by local independent operators. Fathom, the company’s social impact brand, offers cruisers the opportunity to connect deeply, build community onboard and onshore, and enter communities to participate with locals through unique experiences. We also offer revenue-producing activities on the private islands and port destinations that we operate that include beach bars and restaurants, water sports, cabana rentals, chair lifts and surf rider attractions.

Our casinos are all owned and operated directly by us and are equipped according to the unique requirements of our brands and their guests. We offer a wide variety of slot machines and a diverse mix of both traditional and specialty table games all designed to meet the desires of our guests. We have also developed marketing and promotional arrangements with land-based casino companies in order to increase the number of casino players onboard several of our brands. The casinos are generally open when our ships are at sea in international waters.

In conjunction with our cruise vacations, many of our cruise brands sell pre-and post-cruise land packages that include guided tours, hotel accommodations and related transportation services. In Alaska and the Canadian Yukon, we utilize, to a large extent, our own hotel and transportation assets. Additionally, we earn revenues from various promotional and other programs with destination retailers, parking facilities, credit card providers and other destination-based incentives.

IX.     Marketing Activities

Guest feedback and research support the development of our overall marketing and business strategies to drive demand for cruises and increase the number of first-time cruisers. Our goal is to increase the portion of consumer’s vacations targeted on cruises and grow “share of suitcaseTM” for cruising on our brands.   We measure and evaluate key drivers of guest loyalty and their satisfaction with our products and services that provide valuable insights about guests’ cruise experiences. We closely monitor our net promoter scores, which reflect the likelihood that our guests will recommend our brands’ cruise products and services to friends and family. We also regularly initiate customer research studies among guests, travel agent partners, tour operators and others for input on business decisions that enhance our cruise products and services for our guests.

We continue to improve the coordination of our marketing strategies across brands, which enables us to drive demand for cruising while generating significant efficiencies in media costs. We continue to perform psychographic segmentation studies that allow us to better understand our guests’ needs, wants and expectations. The results of these studies shape how we communicate and market, as well as refine the booking process, overall onboard experience and post-cruise interactions. Our ability to identify the psychographic segments is a powerful differentiator, which allows us to guide guests to the right experiences with the appropriate brands and build advocates for life. In addition, we have tools and are implementing data analytic solutions that identify new market growth opportunities to expand our customer base.

We have implemented strategies to generate new demand by targeting new cruisers who typically vacation at land-based destinations. Our multiple brand marketing initiatives continue to drive increased consideration with print, TV, digital, social and field marketing elements with the goal of inspiring consumers to purchase a cruise vacation with us. We continue our efforts to expand our original media content portfolio, which features three award winning TV shows and two new digital shows, all to be featured on our own digital channel, OceanViewTM. Our programs airing on major networks and digital video on-demand platforms, have reached over 200 million viewers to date. The series creates compelling experiential content that engages all audiences while inspiring them to travel the world. The expansion of our TV lineup across networks allows us to continue to educate consumers about the cruise experience. Our portfolio of brands featured in iconic global destinations continues to drive demand among our consumers.

Our brands have comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and our travel agent partners. Each brand’s marketing activities are generally designed to reach a local region in the local language. We continue to expand our marketing efforts to attract new guests online by leveraging the reach and impact of digital marketing and social media. This helps us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests.

All of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

X.     Sales Relationships

We sell our cruises mainly through travel agents and tour operators that serve our guests in their local regions. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands. Our travel agents relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes.

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. During fiscal 2017, no controlled group of travel agencies accounted for 10% or more of our revenues. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services.

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

XI.     Sustainability

Our reputation and success depend on having sustainable and transparent operations. Our commitment and actions to keep our guests and crew members safe and comfortable, protect the environment, develop and provide opportunities for our workforce, strengthen stakeholder relations and enhance both the communities where we work as well as the port communities that our ships visit are vital to our success as a business enterprise and reflective of our core values. We strive to be a company that people want to work for and to be an exemplary global corporate citizen.

We voluntarily publish Sustainability Reports that address governance, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which are not incorporated in this Form 10-K but can be viewed at www.carnivalcorp.com and www.carnivalplc.com, were developed in accordance with the Sustainability Reporting Guidelines established by the Global Reporting Initiative, the global standard for reporting on environmental, social and governance policies, practices and performance. We have been publishing Sustainability Reports since 2011 and recently launched our sustainability website that can be viewed at www.carnivalsustainability.com.

In order to support our environmental strategy, all of our brands’ environmental management systems are certified in accordance with ISO 14001. We have also developed a set of 2020 sustainability goals reinforcing our commitment to the environment, our guests, our employees and the communities in which we operate. Our ten goals listed below are aimed at reducing our environmental footprint while enhancing the health, safety and security of our guests and crew members and ensuring sustainable business practices across our brands and business partners:

Environmental Goals

•	Reduce intensity of carbon dioxide equivalent (“CO2e”) emissions from operations by 25% by 2020 relative to our 2005 baseline

•	Continue to improve the quality of our emissions into the air by developing, deploying and operating exhaust gas cleaning systems (“EGCS”) across our fleet

•	Increase usage of ship-to-shore power connection capabilities

•	Increase Advanced Wastewater Purification Systems coverage of our fleet capacity by 10 percentage points by 2020 relative to our 2014 baseline

•	Continue to improve our shipboard operations’ water use efficiency by 5% by 2020 relative to our 2010 baseline

•	Continue to reduce waste generated by our shipboard operations by 5% by 2020 relative to our 2010 baseline

Health, Safety and Security Goals

•	Continue to build on our commitment to protect the health, safety and security of guests, employees and all others working on our behalf

Sustainable Workforce and Community Goals

•	Continue to build a diverse and inclusive workforce and provide all employees with a positive work environment and opportunities to build a rewarding career to further drive employee engagement

•	Further develop and implement vendor assurance procedures ensuring compliance with Carnival Corporation & plc’s Business Partner Code of Conduct and Ethics

•	Continue to work on initiatives and partnerships that support and sponsor a broad range of organizations for the benefit of the communities where we operate

Reflecting our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of low carbon fuels, in particular, liquefied natural gas (“LNG”). We have seven next-generation cruise ships on order that will be the first in the industry to be powered at sea by LNG. Pioneering a new era in the use of low carbon fuels, these new ships will use LNG to generate 100 percent of their power both in port and on the open sea - an innovation that will reduce air emissions to help protect the environment.

In addition, we continue our partnership with The Nature Conservancy, one of the world’s leading conservation organizations. They are leveraging our partnership in their efforts to restore coral reefs, protect marine ecosystems and promote natural habitats for marine environments to help reduce the impact of storms and rising sea levels in coastal communities.

XII.     Employees

Our shipboard and shoreside employees are sourced from over 100 countries. Excluding employees on leave, we employ an average of 86,000 shipboard employees onboard the 103 ships we operate, which includes crew members and officers. Our shoreside operations have an average of 11,000 full-time and 2,200 part-time/seasonal employees, including seasonal employees of Holland America Princess Alaska Tours which significantly increases its work force during the late spring and summer months in connection with the Alaskan cruise season. We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations.  The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 55% and 20%, respectively. We consider our employee and union relationships to be strong.

We source our shipboard officers primarily from Italy, the UK, the Netherlands, Germany and Norway. The remaining crew positions are sourced from around the world, with the largest contingent from the Philippines, Indonesia and India. We utilize a limited number of manning agencies to help locate and hire most of our shipboard employees.

XIII.     Training

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

Our goal is to be a leader in delivering high quality professional maritime training. In 2016, we expanded our training operations with the opening of the Arison Maritime Center. The centerpiece of the campus is the Center for Simulator Maritime Training (“CSMART”). The CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available with the capacity to provide annual professional training for all our bridge and engineering officers. CSMART participants receive a maritime training experience that fosters critical thinking, problem solving, ethical decision making and skill development. In May 2017, CSMART launched an environmental officer training program and began offering additional environmental courses for bridge and engineering officers to further enhance our training on social responsibility and environmental protection. We expect to train approximately 6,000 bridge and engineering officers at CSMART every year.

XIV.     Information Technology

With the increasing size and sophistication of cruise ships, the technologies employed to create guest experiences and operate ships have grown ever more complex and integrated. Our global information technology model is designed to contribute to exceeding expectations of our guests, crew, shoreside employees and other stakeholders. This model is focused on supporting exceptional guest experiences while increasingly leveraging common technologies to drive process efficiency and effectiveness across our portfolio of brands. In order to achieve our goals, we are focusing on applications, connectivity, cybersecurity, privacy, infrastructure and innovation. In response to the increasing threat of continually evolving cybersecurity risks, we are striving to provide protection of guest, employee, company and other data and develop best practices that focus on people, process and technology to combat threats and malicious activity. In addition, we have recently established a committee to further our focus on minimization and protection of private data.

All of our brands are actively collaborating on our global information technology solutions, standards and processes. By aligning technology planning, infrastructure, security, privacy and applications, we continue to maximize the business value of our information technology investments by eliminating redundancies and driving synergies across the brands while identifying and leveraging best practices and establishing common standards.

XV.     Innovation

We have successfully delivered innovation to our guests for more than four decades. Our continuous innovation with ship design allows our guests to enjoy carefully crafted experiences while effortlessly en-route to their next port-of-call. Our leading port development has opened new locations and experiences to our guests.

Our innovation pursuit is focused on creating amazing guest experiences and leveraging our enterprise scale. This focus has driven the creation of our newly developed “Experience Platform”. The guest centric experience platform leverages multiple proprietary technologies that work together to power guest experiences.

•
Ocean MedallionTM - a revolutionary wearable device that enables a highly personalized vacation experience that works in conjunction with a portfolio of digital experiences all focused on simplifying guest access to experiences and facilitating a more immersive vacation

•
xiOTTM - an invisible network of interactive intelligent sensors and embedded devices mounted throughout the ship, home ports and destinations that uses a guest-centric, Internet of Things approach to enable a seamless guest experience

In 2017, we opened the second of three planned state-of-the-art Fleet Operations Centers (“FOC”) with the most advanced ship to shore communications technology available. We are developing, implementing and utilizing cutting-edge proprietary technology at these centers to enhance our ability to monitor ship nautical and technical performance in real time, including fuel consumption, engine performance and air emissions. The centers allow for improved communications between the ship and shore, and immediate support to our ships for route planning, maritime safety and risk management.

We continue to leverage our state-of-the-art revenue management system across six brands and expect the roll-out of its capabilities for the six brands to be completed in 2018.

XVI.     Supply Chain

We incur expenses for goods and services to deliver exceptional cruise experiences to our guests. In addition, we incur significant capital expenditures for materials to support the refurbishment and enhancements of our vessels as well as to build new ships. We approach our spend strategically and look for suppliers who demonstrate the ability to help us leverage our scale in terms of cost, quality, service and innovation. Our largest capital investments are for the construction of new ships. We have agreements in place for the construction of 18 cruise ships with three shipyards.

XVII.     Insurance

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

We are members of three P&I clubs, Gard, Steamship Mutual and UK Club, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through broad and established reinsurance markets, a large portion of the world’s shipping fleets.  Coverage is subject to the P&I clubs’ rules and the limits of coverage are determined by the IG.

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

We maintain war risk insurance for legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist incidents. Items excluded from this coverage are claims arising from chemical, nuclear and biological attacks. Our primary war risk insurance coverage is provided by international marine insurers and our excess war risk insurance is provided by our three P&I clubs. Under the terms of our war risk insurance coverage, which are typical for war risk policies in the marine industry, insurers can give us seven days’ notice that the insurance policies will be cancelled. However, the policies can be reinstated at different premium rates. This gives insurers the ability to increase our premiums following events that they determine have increased their risk.

e.	Other Insurance

We maintain property insurance covering our shoreside assets and casualty insurance covering liabilities to third parties arising from our hotel and transportation business, shore excursion operations and shoreside operations, including our port and related commercial facilities. We also maintain worker’s compensation, director’s and officer’s liability and other insurance coverages.

XVIII. Port Destinations and Private Islands

In select geographies around the world we operate a portfolio of leading port destinations and private islands to grow demand and create relative scarcity. This enables us to offer exceptional guest experiences by creating a wide variety of high quality destinations around the world that are uniquely tailored to our guests’ preferences. In addition, to secure preferential berth access to third party ports, we coordinate across brands to negotiate berthing agreements and to ‘lock-in’ preferred access through shared agreements and commitments.

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
The primary regulatory bodies that establish maritime laws and requirements applicable to our ships include:

The International Maritime Organization (“IMO”): All of our ships, and the maritime industry as a whole, are subject to the maritime safety, security and environmental regulations established by the IMO, a specialized agency of the United Nations. The IMO’s principal sets of requirements are mandated through its International Convention for the Safety of Life at Sea (“SOLAS”) and its International Convention for the Prevention of Pollution from Ships (“MARPOL”).

Flag States: Our ships are registered, or flagged, in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama and the UK, which are also referred to as Flag States. Our ships are regulated by these Flag States through international conventions that govern health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements.

Ship classification societies: Class certification is one of the necessary documents required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Our ships are subject to periodic class surveys, including dry-docking inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Dry-dock frequency is a statutory requirement mandated by SOLAS. Our ships dry-dock once or twice every five years, depending on the age of the ship.

National, regional, state and local authorities: We are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the U.S., U.S. states and more than 400 other international ports that our ships visit every year.

Port regulatory authorities (Port State Control): Our ships are also subject to inspection by the port regulatory authorities, which are also referred to as Port State Control, in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor requirements applicable to each port, as well as with regional, national and international requirements.  Many countries have joined together to form regional port regulatory authorities.

As members of the Cruise Line International Association (“CLIA”), we helped to develop and have implemented policies that are intended to enhance shipboard safety throughout the cruise industry. In some cases this calls for implementing best practices, which are in excess of existing legal requirements. Further details on these and other policies can be found on www.cruising.org.

Our Boards of Directors have HESS Committees, which are currently each comprised of four independent directors. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review all significant relevant risks or exposures and associated mitigating actions.

We are committed to implementing appropriate measures to manage identified risks effectively. As part of our commitment, we have a Chief Maritime Officer, who is a retired Vice Admiral from the U.S. Navy, to oversee our global maritime operations, including maritime quality assurance and policy, maritime affairs, environmental compliance, shipbuilding, ship refits and research and development. To ensure that we are compliant with legal and regulatory requirements and that these areas of our business operate in an efficient manner we:

•	Provide regular health, environmental, safety and security support, training, guidance and information to guests, employees and others working on our behalf

•	Develop and implement effective and verifiable management systems to fulfill our health, environmental, safety, security and sustainability commitments

•	Perform regular shoreside and shipboard audits and take appropriate action when deficiencies are identified

•	Report and investigate all health, environmental, safety and security incidents and take appropriate action to prevent recurrence

•	Identify those employees responsible for managing health, safety, environment, security and sustainability programs and ensure that there are clear lines of accountability

•	Identify the aspects of our business that impact the environment and continue to take appropriate action to minimize that impact

2.     Maritime Safety Regulations

The IMO has adopted safety standards as part of SOLAS. To help ensure guest and crew safety, SOLAS establishes requirements for the following:

• Vessel design and structural features	• Life-saving and other equipment
• Construction and materials	• Fire protection and detection
• Refurbishment standards	• Safe management and operation
• Radio communications	• Musters

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

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators.  Under the ISM Code, vessel operators are required to:

•
Develop a Safety Management System (“SMS”) that includes, among other things, the adoption of safety and environmental protection policies setting forth instructions and procedures for operating vessels safely and describing procedures for responding to emergencies and protecting the environment

•
Obtain a Document of Compliance (“DOC”) for the vessel operator, as well as a Safety Management Certificate (“SMC”) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence compliance with the SMS

•	Verify or renew DOCs and SMCs periodically in accordance with the ISM Code

We have implemented and continue to enhance policies and procedures that demonstrate our commitment to the safety of our guests and crew. These policies and procedures include the following:

•
Expansion and acceleration of the training of our bridge and engineering officers in maritime related best practices at our new CSMART Academy, the Center for Simulator Maritime Training located within our Arison Maritime Center in Almere, Netherlands

•	Further standardization of our detailed bridge and engine resource management procedures on all of our ships

•	Expansion of our existing oversight function to monitor bridge and engine room operations

•	Identifying and standardizing best-practice policies and procedures in health, environment, safety and security disciplines across the entire organization including on all our ships

•	Further enhancement of our processes for auditing our HESS performance throughout our operations

3.    Maritime Security Regulations

Our ships are subject to numerous security requirements. These requirements include the International Ship and Port Facility Security Code, which is part of SOLAS, the U.S. Maritime Transportation Security Act of 2002, which addresses U.S. port and waterway security and the U.S. Cruise Vessel Security and Safety Act of 2010, which applies to all of our ships that embark or disembark passengers in the U.S. These regulations include requirements as to the following:

•	Implementation of specific security measures, including onboard installation of a ship security alert system

•	Assessment of vessel security

•	Efforts to identify and deter security threats

•	Training, drills and exercises

•
Security plans that may include guest, vehicle and baggage screening procedures, security patrols, establishment of restricted areas, personnel identification procedures, access control measures and installation of surveillance equipment

•	Establishment of procedures and policies for reporting and managing allegations of crimes

4.     Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern air emissions, waste discharges, water management and disposal, and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints.

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

i.    International Regulations

The principal international convention governing marine pollution prevention and response is MARPOL.

a.    Preventing and Minimizing Pollution

MARPOL includes four annexes containing requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions and sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution.  All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. The ship’s Flag State issues these certificates, which evidence their compliance with the MARPOL regulations regarding prevention of pollution by oil, sewage, garbage and air emissions. Certain jurisdictions have not adopted all of these MARPOL annexes but have established various national, regional or local laws and regulations that apply to these areas.

As noted above, MARPOL governs the prevention of pollution by oil from operational measures, as well as from accidental discharges. MARPOL requires that discharges of machinery space bilge water pass through pollution prevention equipment that separates oil from the water and monitors the discharged water to ensure that the effluent does not exceed 15 parts per million oil content.  Our ships must have oily water separators with oil content monitors installed and must maintain a record of certain engine room operations in an Oil Record Book. In addition, we have voluntarily installed redundant systems on all of our ships that monitor processed bilge water through discharge to ensure that it contains no more than 15 parts per million oil content. This voluntary system provides additional controls to prevent improper bilge water discharges. MARPOL also requires that our ships have Shipboard Oil Pollution Emergency Plans.

MARPOL also governs the discharge of sewage from ships and contains regulations regarding the ships’ equipment and systems for the control of sewage discharge, the provision of facilities at ports and terminals for the reception of sewage and requirements for survey and certification.

MARPOL also governs the discharge of garbage from ships and requires the implementation of Garbage Management Plan and the maintenance of a Garbage Record Book.

Furthermore, MARPOL addresses air emissions from vessels, establishes requirements for the prevention of air pollution from ships to reduce emissions of sulfur (“SOx”), nitrogen (“NOx”) and particulate matter. It also contains restrictions on the use of ozone depleting substances (“ODS”) and requires the recording of ODS use, equipment containing ODS and the emission of ODS.

b.    Sulfur Emissions

MARPOL also addresses air emissions from vessels in both auxiliary and main propulsion diesel engines on ships and further specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Since January 2015, ships operating in a number of regions throughout the world have been required to use fuel with a sulfur content of no more than 0.1% or 0.5% (depending on the ECA), or to use alternative emission reduction methods, such as EGCS. Additional local and regional ECAs have come into force since 2015.

The International Maritime Organization’s Marine Environment Protection Committee has agreed to implement a global 0.5% sulfur cap for marine fuel beginning in January 2020. The EU Parliament and Council have also set a January 2020 implementation date for their 0.5% sulfur content fuel requirement (the “EU Sulfur Directive”). The options to comply with both the global 0.5% sulfur cap and the EU Sulfur Directive include the use of low sulfur fuel, installation of EGCS, or the use of alternative fuels.

We have been installing EGCS on our ships. These efforts are mitigating much of the impact from the 2015 ECA and post-2015 requirements. However, we have, and will, incur additional EGCS operating expenses as we benefit from the use of this technology.

c.    Other Ship Emission Abatement Methods

In the long-term, the cost impacts of meeting progressively lower sulfur emission requirements may be further mitigated by the favorable impact of future changes in the supply and demand balance for marine and other types of fuel, future developments of and investments in improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels and our continued efforts to improve the overall fuel efficiency across our fleet. Since 2007, we have achieved approximately 29% cumulative reduction in unit fuel consumption by focusing on more efficient itineraries, a wide variety of ships’ system hardware and software, energy-efficiency upgrades (including hull coatings, air conditioning and engine performance improvement), creating collaborative energy-savings groups across operating lines and ship’s staff energy use awareness and training.

As part of our emission abatement program, we have continued our work with several local port authorities to utilize cruise ship shore power connections and have equipped 44 ships with the capability to utilize shore power technology. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, thus reducing our ship air emissions.

Similarly, in an effort to extend our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of low carbon fuels, in particular, LNG:

•	AIDA now uses an LNG hybrid barge as an ecologically friendly and flexible power supply and an alternative to shore power, while its ships are moored in the port of Hamburg, Germany

•
AIDAprima is the first cruise ship in the world that regularly uses dual-fuel engines for an energy supply with LNG while in ports on her Northern European deployment. Her sister ship AIDAperla was delivered in April, 2017 with the same technology

•
We have seven next-generation cruise ships on order that will be the first in the industry to be powered at sea by LNG. Pioneering a new era in the use of low carbon fuels, these new ships will use LNG to generate 100 percent of their power both in port and on the open sea - an innovation that will reduce exhaust emissions to help protect the environment

d.    Greenhouse Gas Emissions (“GHG”)

In 2013, the IMO approved measures to improve energy efficiency and reduce emissions of GHGs from international shipping by adopting technical and operational measures for all ships. The technical measures apply to the design of new vessels, and the operational reduction measures apply to all vessels. Operational reduction measures have been implemented through a variety of means, including a Ship Energy Efficiency Management Plan, improved voyage planning and more frequent propeller and hull cleanings. We have established objectives within the ISO 14001 environmental management systems of each of our brands to further reduce fuel consumption rates and the resulting GHG emissions.

In October 2016, the IMO approved the implementation of a mandatory data collection system for fuel oil consumption. This amendment will require ships of 5,000 gross tons and above to provide fuel oil consumption data to their respective flag State at the end of each calendar year, formally beginning in 2019. Flag States will then validate the data and transfer it to an IMO database. The IMO will produce an annual report with anonymous data. The IMO has also committed to developing a shipping industry GHG emission reduction roadmap by April 2018.

e.    Ballast Water

As of September 8, 2017, MARPOL began to govern the discharge of ballast water from ships through the MARPOL Ballast Water Management Convention. However, amendments were made to the regulation that effectively extend the implementation date for existing ships by two years. Ballast water is seawater used to stabilize ships at sea and maintain safe operating conditions throughout a voyage. Ballast can carry a multitude of marine species. The Convention is designed to regulate the treatment of ballast water prior to discharging overboard in order to avoid the transfer of marine species to new environments.

ii.    U.S. Federal and State Regulations

The Act to Prevent Pollution from Ships authorizes the implementation of several MARPOL Annexes in the U.S. and imposes numerous requirements on our ships, as discussed above. Administrative, civil and criminal penalties may be assessed for violations.

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

The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters. Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in EPA’s Vessel General Permit (“VGP”) for discharges incidental to the normal operations of vessels. The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel.  In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping.

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

The state of Alaska has enacted legislation that prohibits certain discharges in designated Alaskan waters and sets effluent limits on others. Further, the state requires that certain discharges be reported and monitored to verify compliance with the standards established by the legislation. Environmental regimes in Alaska are more stringent than the U.S. federal requirements with regard to discharges from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters. The state of California also has environmental requirements significantly more stringent than federal requirements for water discharges and air emissions.

iii.    EU Regulations

The EU has adopted a broad range of substantial environmental measures aimed at improving the quality of the environment for European citizens. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections.

The European Commission’s (“EC”) strategy is to reduce atmospheric emissions from ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL, as discussed above.

The European Commission has also implemented regulations aimed at reducing GHG emissions from maritime shipping through a Monitoring, Reporting and Verification (“MRV”) regulation, which will collect emissions data from ships over 5,000 gross tons to monitor and report their carbon emissions on all voyages to, from and between European Union ports, beginning in 2018.

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

b.    Consumer Financial Responsibility Regulations

In most major countries where we source our guests, we are required to establish financial responsibility, such as obtaining a guarantee from financially stable financial institutions and insurance companies, to satisfy liability in cases of our non-performance of obligations to our guests. The amount of financial responsibility varies by jurisdiction based on the amount mandated by the applicable local regulatory agencies or association.

In Australia and most of Europe, we may be obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we receive these payments.

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

1.	Application of Section 883 of the Internal Revenue Code

In general, under Section 883 of the Internal Revenue Code, certain non-U.S. corporations (such as our North American cruise ship businesses) are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Applicable U.S. Treasury regulations provide in general that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. in respect of each category of shipping income for which an exemption is being claimed under Section 883 (an “equivalent exemption jurisdiction”) and (ii) the foreign corporation meets a defined publicly-traded corporation stock ownership test (the “publicly-traded test”). Subsidiaries of foreign corporations that are organized in an equivalent exemption jurisdiction and meet the publicly-traded test also benefit from Section 883. We believe that Panama is an equivalent exemption jurisdiction and that Carnival Corporation currently satisfies the publicly-traded test under the regulations. Accordingly, substantially all of Carnival Corporation’s income is exempt from U.S. federal income and branch profit taxes.

Regulations under Section 883 list certain activities that the Internal Revenue Service (“IRS”) does not consider to be incidental to the international operation of ships and, therefore, the income attributable to such activities, to the extent such income is U.S. source, does not qualify for the Section 883 exemption. Among the activities identified as not incidental are income from the sale of air transportation, transfers, shore excursions and pre- and post-cruise land packages to the extent earned from sources within the U.S.

2.	Exemption Under Applicable Income Tax Treaties

We believe that the U.S. source transportation income earned by Carnival plc and its subsidiaries currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties.

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

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

d.	Asian Countries Income and Other Taxes

Substantially all of our brands’ income from their international operation in Asian countries is exempt from income tax by virtue of relevant income tax treaties. In addition, the income is exempt from indirect taxes in China under relevant income tax treaties and other circulars.

e.	Other

In addition to or in place of income taxes, virtually all jurisdictions where our ships call impose taxes, fees and other charges based on guest counts, ship tonnage, passenger capacity or some other measure.

XXI.    Trademarks and Other Intellectual Property

We own, use and/or have registered or licensed numerous trademarks, patents and patent pending designs and technology, copyrights and domain names, which have considerable value and some of which are widely recognized throughout the world. These intangible assets enable us to distinguish our cruise products and services, ships and programs from those of our competitors. We own or license the trademarks for the trade names of our cruise brands, each of which we believe is a widely-recognized brand in the cruise industry, as well as our ship names and a wide variety of cruise products and services.

XXII. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on the most recent G.P. Wild Cruise Industry Statistical Review, we, along with our principal cruise competitors Royal Caribbean Cruises Ltd., Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, carry approximately 87% of all global cruise guests.

D.    Website Access to Carnival Corporation & plc SEC Reports

We use our websites as channels of distribution of company information. Our Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K, joint Proxy Statement related to our annual shareholders meeting, Section 16 filings and all amendments to those reports are available free of charge at www.carnivalcorp.com and www.carnivalplc.com and on the SEC’s website at www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the Investor Services section of our websites. The content of any website referred to in this document is not incorporated by reference into this document.

E.    Industry and Market Data

This document includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from CLIA, G.P. Wild, and surveys and forecasts, including those from ASTA, generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising and offer support and training for the travel agent community in North America.  CLIA participates in the regulatory and policy development process while supporting measures that foster a safe, secure and healthy cruise ship environment. In addition, CLIA facilitates strategic relationships between cruise industry suppliers and organizations, cruise lines, ports and shipyards and provides a forum for interaction with governmental agencies. All CLIA information, obtained from the CLIA website www.cruising.org, relates to the CLIA member cruise lines. In 2017, CLIA represents 60 cruise brands that operate more than 95% of cruise industry capacity. G.P Wild is an authoritative source of cruise industry statistics and publishes a number of reports and industry reviews. All G.P. Wild information is obtained from their annual Cruise Industry Statistical Review. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Exhibit 13, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the specific risk factors set forth below and the other information contained or incorporated by reference in this document, as these are important factors that could cause our actual results, performance or achievements to differ materially from our expected or historical results. The ordering and lettering of the risk factors set forth below is not intended to reflect any Company indication of priority or likelihood. Some of the statements in this item and elsewhere in this document are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

a. The demand for cruises may decline due to adverse world events impacting the ability or desire of people to travel, including conditions affecting the safety and security of travel, government regulations and requirements, and declines in consumer confidence

Demand for cruises and other vacation options has been and is expected to continue to be affected by the public’s concerns over the safety and security of travel. Government travel advisories and emerging travel restrictions, political instability and civil unrest, and general concerns over the safety and security of traveling have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past and may have an adverse impact in the future.

Governmental actions which increase global travel regulations and restrictions may adversely impact demand for cruises. Heightened regulations around customs and border control, travel bans to and from certain geographical areas, government policies increasing the difficulty of travel and limitations on issuing international travel visas could reduce the ability or desire of people to travel.

Demand for cruises is in part dependent on consumer confidence in the economic condition of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels could reduce our potential vacationers’ customer confidence of their discretionary incomes. Consequently, this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase.

Decreases in demand could lead to price reductions which, in turn, could reduce the profitability of our business.

b. Incidents, such as ship incidents, security incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and the related adverse publicity affecting our reputation and the health, safety, security and satisfaction of guests and crew

The operation of cruise ships, hotels, land tours, port and related commercial facilities and shore excursions involve the risk of incidents, including those caused by the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses, such as from the spread of contagious diseases; mechanical failures, fires and collisions; repair delays; groundings; navigational errors; oil spills and other maritime and environmental issues; missing passengers and other incidents at sea or while in port or on land, which may cause injury and death, guest and crew discomfort, alteration of itineraries or cancellation of a cruise or series of cruises or tours. Although our uncompromising commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in accidents and other incidents in the past. We may experience similar or other incidents in the future. These types of incidents may bring into question guest and crew health, safety, security and satisfaction and may adversely affect our brands’ reputations and the demand for our brands and cruising in general, which may affect our net revenue yields and profitability, result in additional costs to our business, and result in litigation against us and increasing government or other regulatory oversight.

Our ability to effectively and efficiently operate shipboard and shoreside activities may be impacted by widespread public health issues/illnesses or health warnings resulting in, among other things, reduced demand for cruises and cruise and ship charter cancellations and employee absenteeism that could have an adverse effect on our net revenue yields and profitability. For example, a severe outbreak of the influenza virus or some other pandemic could, among other things, disrupt our ability to embark/disembark passengers and crew, require changes to cruise itinerary, disrupt air and ground travel to and from ports, increase costs for prevention and treatment and adversely affect our supply chain and distribution systems. This could also adversely impact cruise demand in areas unaffected by such an outbreak.

Our ships are subject to the risks of mechanical failures and accidents, for which we have had to incur repair and equipment replacement expenditures. If these occur in the future, we may be unable to procure spare parts or new equipment when needed or make repairs without incurring significant expenditures or suspension of service. A significant performance problem on any of our ships could have an adverse effect on our financial condition and profitability.

Our cruise ships, hotels, land tours, port and related commercial facilities, and shore excursions may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions. These events could result in, among other things, increased port related and other costs in our supply chain. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors, which would have an adverse effect on our net revenue yields and profitability.

Extreme weather events such as hurricanes, floods and typhoons may not only cause disruption, alteration, or cancellation of cruises but may also adversely impact commercial airline flights, other transport and shore excursion activities or prevent our guests from electing to cruise altogether. Such extreme weather events may also disrupt the supply of provisions, fuel and shore power, and may limit our ability to safely embark and disembark our guests. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock our ships and could cause sea/motion sickness among guests and crew. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our net revenue yields and profitability. Additionally, these extreme weather conditions could cause property damage to our ships, port and related commercial and business facilities and other assets and impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

Incidents involving cruise ships, in particular our cruise ships, and media coverage thereof, as well as adverse media publicity concerning the cruise vacation industry in general, or unusual weather patterns or other natural disasters or disruptions, such as hurricanes and earthquakes, could impact demand for our cruises. In addition, any incidents which impact the travel industry more generally may negatively impact guests’ ability or desire to travel to or from our ships or interrupt our ability to obtain services and goods from key vendors in our supply chain. Any of the foregoing could have an adverse impact on our net revenue yields and profitability.

Maintaining a good reputation is critical to our business. Reports and media coverage of ship incidents at sea or while in port, including missing guests, improper conduct by our employees, guests or agents, crimes, dissatisfied guests, crew and guest illnesses, such as incidents of stomach flu and other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, which could lead to a negative perception regarding the safety of our ships and the satisfaction of our guests. In addition, negative publicity regarding adverse environmental impacts of cruising, such as climate change and oil spills, could diminish our reputation. The considerable expansion in the use of social media over recent years has increased the ways in which our reputation can be impacted, and the speed with which it can occur. Anything that damages our reputation, whether or not justified, could have an adverse impact on demand, which could lead to price reductions and a reduction in our net revenue yields and profitability.

c. Changes in and compliance with laws and regulations relating to environment, health, safety, security, data privacy and protection, tax and anti-corruption under which we operate may lead to litigation, enforcement actions, fines, or penalties

We are subject to numerous international, national, state and local laws, regulations and treaties covering many areas, including social issues, health, safety, security, data privacy and protection, and tax. Failure to comply with these laws, regulations, treaties and agreements, including local cabotage requirements, could lead and has led to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

Environmental laws and regulations or liabilities arising from past or future releases of, or exposure to, hazardous substances or vessel discharges, including ballast water and waste disposal, could materially increase our cost of compliance or otherwise adversely affect our business, profitability and financial condition. Some environmental groups have lobbied for more stringent regulation of cruise ships. Various agencies and regulatory organizations have enacted or are considering new regulations or policies, such as stricter emission limits to reduce GHG effects, which could adversely impact the cruise industry.

Our guest and employee relationships provide us with access to sensitive data. We are subject to laws and requirements related to the treatment and protection of sensitive data. We may be subject to legal liability and reputational damage if we do not comply with data privacy and protection regulations. Various governments, agencies and regulatory organizations have enacted and are considering new regulations and implementation of rules for existing regulations. Additional requirements could negatively impact our ability to market cruises to consumers and increase our costs.

We are also subject to compliance with income tax laws, regulations and income tax treaties in the jurisdictions where we operate. We believe that substantially all of the income earned by Carnival Corporation, Carnival plc and their ship owning or operating subsidiaries qualifies for taxation based on ship tonnage, is exempt from taxation or is otherwise subject to minimal taxes in the jurisdictions where the entities are incorporated or do business.

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

If we did not qualify for tonnage tax, exemption, treaties or minimal taxes, or if the laws that provide for these tax systems were changed, we would have significantly higher income tax expense. In many jurisdictions, the benefit of tonnage tax or preferential tax regimes would be replaced with taxation at normal statutory rates. In the absence of Section 883 or an applicable income tax treaty in the U.S., we would be subject to the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code. In combination, these provisions would result in the taxation of our U.S. source shipping income, net of applicable deductions, at a current federal corporate income tax rate of up to 35% (as of November 30, 2017), state income tax rates would vary and our net after-tax income would be potentially subject to a further branch profits tax of 30% (as of November 30, 2017), unless a lower treaty rate applies.

We are subject to the examination of our income tax returns by tax authorities in the jurisdictions where we operate. There can be no assurance that the outcome from these examinations will not adversely affect our profitability.

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

Our global operations subject us to potential liability under anti-corruption, economic sanctions, and other laws and regulations. The Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions or limitations on the conduct of our business, and damage to our reputation. Operations outside the U.S. may also be affected by changes in economic sanctions, trade protection laws, policies, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we improperly sell goods or otherwise operate improperly in areas subject to economic sanctions such as Crimea, Iran, North Korea, Cuba, Sudan, and Syria or if we improperly engage in business transactions with persons subject to economic sanctions.

These various international laws and regulations could lead and has led to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and lead to litigation or legal proceedings that could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition or profitability, even if the monetary damage is mitigated by our insurance coverage.

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

d.
Disruptions and other damages to our information technology and other networks and operations, breaches in data security, lapses in data privacy, and failure to keep pace with developments in technology

Our business continues to demand the use of sophisticated systems and technology. Our ability to increase revenues and control costs, as well as our ability to serve guests most effectively depends in part on the reliability of our system networks and our ability to refine and update to more advanced systems and technologies. If we are unable to do so on a timely basis or within reasonable cost parameters, our business could suffer.

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

Gaining unauthorized access to digital systems and networks for purposes of misappropriating assets or sensitive financial, medical or other personal or business information, corrupting data, causing shoreside or shipboard operational disruptions and other cyber attack risks could adversely impact our reputation, guest services and satisfaction, employee relationships, business plans, ship safety and costs.

As the use of the internet and sensitive data expands, regulators are addressing the risks related to technology and cybersecurity with enhanced regulations. We have initiated a global program to meet the compliance requirements for EU data privacy regulations. If we or our vendors experience significant data security breaches, privacy failures, or fail to detect and appropriately respond, we could be exposed to government enforcement actions and private litigation.

Our principal offices are located in Australia, Germany, Italy, the UK and the U.S. Although we have developed disaster recovery and similar business contingency plans, actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions) or similar events in these locations may have a material impact on our business continuity, reputation and profitability.

e.	Ability to recruit, develop and retain qualified shipboard personnel who live on ships away from home for extended periods of time

Our success is dependent upon our personnel and our ability to recruit and train high quality employees. We hire a significant number of new crew each year and, thus, our ability to adequately recruit, develop and retain our crew is critical to our cruise business. We must continue to recruit, develop, retain and motivate our shipboard personnel to enable us to maintain our current business and support our projected growth.

We believe that incidents involving cruise ships and the related adverse media publicity, adverse economic conditions that negatively affect our profitability and overcapacity in the vacation region could also impact our ability to recruit qualified personnel.

f.	Increases in fuel prices and availability of fuel supply

Economic, market and political conditions around the world, such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, make it difficult to predict the future price and availability of fuel. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Furthermore, volatility in fuel prices could have a material adverse effect on our operations, financial condition and liquidity. We may be unable to implement additional fuel conservation initiatives, increase ticket prices or collect fuel supplements to help fully or partially offset these fuel price increases.

Various agencies and regulatory authorities have issued rules related to emissions. The cost and availability of appropriate fuel supplies or the effectiveness of our emissions mitigation equipment may negatively impact our operations, increasing costs and reducing profitability.

Certain of our newbuilds that entered into service in 2016 and thereafter are designed to use LNG as a fuel source. At this time, there is not a liquid spot market for marine LNG and purchasing LNG is usually made through long-term contracts. Further, the marine LNG distribution infrastructure is in the early stages of development and there are a limited number of suppliers. In addition, we may be subject to new regulations covering the use and storage of LNG onboard our ships and we may experience difficulties in operating and maintaining new LNG-based engine technology. The pricing, availability and regulations for LNG could adversely affect our profitability by changing itineraries and increasing costs.

g.	Fluctuations in foreign currency exchange rates

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar, resulting in translational and transactional currency risks (“currency risk”).

We report currency transactions in the functional currencies of our reporting units. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses into U.S dollars at exchange rates in effect during the reporting period, and translate assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. This subjects us to “foreign currency translational” risk. The strengthening of the U.S. dollar against the functional currencies of our foreign operations will adversely affect our U.S. dollar financial results.

Substantially all of our operations also have non-functional currency risk related to their international net revenue yields. In addition, a portion of our operating expenses is denominated in non-functional currencies. Accordingly, we have “foreign currency transactional” risk related to changes in the exchange rates for our revenues and expenses that are in a currency other than the entity’s functional currency. The strengthening of the functional currency against other currencies will reduce the functional currency revenues and expenses and will generally adversely affect our profitability.

h.	Overcapacity and competition in the cruise ship and land-based vacation industry

Since the cruise industry relies on long-lived ships, we face the risk that our industry’s capacity will grow beyond its demand. The wider vacation industry may also face increases in land-based vacation capacity, which may impact us as well. We typically aim to fill our new capacity at favorable revenue yields despite the new competing cruise and land-based capacity growth. Also, to the extent that we or our competitors deploy ships to a particular itinerary and the resulting capacity in that region exceeds the demand, we may lower pricing and our profitability may be lower than initially anticipated. Furthermore, the used cruise ship market is small and as new cruise ships enter the industry, older ships become less competitive. Accordingly, if we need to dispose of a ship, we cannot be assured of finding a viable buyer to purchase it at a price that meets our expectations, which could result in ship impairment charges and losses on ship disposals. Should net revenue yields be negatively impacted, our profitability and financial condition could be adversely affected. In addition, increased cruise capacity could impact our ability to recruit, develop and retain qualified crew, including officers, at competitive rates and, therefore, increase our shipboard employee costs.

We face competition from other cruise brands on the basis of cruise pricing, travel agent preference and the types and sizes of ships and cabins, services and destinations being offered by them to cruise guests. In addition, new cruise competitors with existing brand appeal may choose to enter the cruise industry or there may be other new cruise competitors that may choose to enter the established or emerging regions. We try to differentiate ourselves from our cruise competitors by offering a wide variety of brands, itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. In addition, we operate in the wider vacation industry and we risk losing business, not only to other cruise lines, but also to land-based vacation operators. In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our profitability and financial condition could be adversely affected.

i.
Continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain, as well as reductions in the availability of, and increases in the prices for, the services and products provided by these vendors

Our guests primarily book their cruises through independent travel agents and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Our competitors may offer higher commissions and incentives and thus adversely impact our business. Significant disruptions, contractions or consolidations to our travel agents distribution system, such as those caused by a reduction in travel and related commission income as a result of an economic slowdown could have an adverse effect on our net revenue yields and profitability. In addition, we currently rely on our travel agents and tour operators to source and arrange for our guests, if such agents and operators cannot successfully source guests, it will adversely impact our cash flows and operations.

Many of our guests and substantially all our crew depend on scheduled or chartered commercial airline services to transport them to or from the airports near the ports where our cruises embark and disembark. Changes or disruptions in commercial or chartered airline services as a result of strikes, labor unrest, financial instability or viability, adverse weather conditions, airport delays, consolidation of carriers, or other events or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests and crew to or from our cruise ships and increase our costs which would, in turn, have an adverse effect on our profitability. In addition, increases in the prices of airfares would increase the overall vacation price to our guests.

Economic downturns may impact the financial viability of other key vendors in our supply chain and the interruption in the services or goods we purchase from them could adversely impact our operations and profitability.

j.
Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations, as well as increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages

The construction, repair, maintenance and refurbishment of cruise ships are complex processes and involve risks similar to those encountered in other large and sophisticated construction, repair, maintenance and refurbishment projects. As our fleet ages, our repair and maintenance expenses will increase. In addition, other events, such as work stoppages, other labor actions, insolvencies, “force majeure” events or other financial difficulties experienced at the shipyards and their subcontractors and suppliers who build, repair, maintain or refurbish our ships could also delay or prevent the delivery of our ships under construction and prevent or delay the completion of the refurbishment, repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability, including delays or cancellations of cruises or unscheduled dry-docks and repairs. In addition, the consolidation of the control of certain cruise shipyards or cruise shipyard voluntary capacity reductions or insolvencies could result in less shipyard availability thus reducing competition and increasing prices. Furthermore, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis, which could also result in reduced profitability.

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

k.	Geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect

As we continue to expand our global presence, it requires, among other things, significant levels of management resources, capital and other investments. For example, we may be required to localize our cruise products and services to conform to local cultures, standards, policies and regulations. As a result, it may be more difficult for us to replicate our successful core business models and we may not be able to recover our investments in these markets. In addition, we cannot be certain that these markets, such as China, will ultimately develop as we expect, which could also adversely impact the growth and profitability of our business.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of November 30, 2017, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Location	Square Footage (in thousands)	Own/Lease	Principal Operations
Miami, FL, U.S.A.	463/55	Own/Lease	Carnival Corporation and Carnival Cruise Line
Genoa, Italy	246/66	Own/Lease	AIDA and Costa
Santa Clarita, CA, U.S.A.	311	Lease	Holland America Line, Princess Cruises and Seabourn
Almere, Netherlands	253	Own	Arison Maritime Center
Rostock, Germany	224	Own	AIDA and Costa
Seattle, WA, U.S.A.	175	Lease	Holland America Line, Princess Cruises and Seabourn
Southampton, England	150	Lease	Carnival plc, P&O Cruises (UK) and Cunard
Hamburg, Germany	137	Lease	AIDA and Costa
Sydney, NSW, Australia	37	Lease	P&O Cruises (Australia) and Princess Cruises

Information about our cruise ships, including the number each of our cruise brands operate, as well as information regarding our cruise ships under construction may be found under Part I. Item 1. Business. C. “Our Global Cruise Business.” In addition, we own, lease or have controlling interests in port destinations, private islands, hotels, and lodges.

Item 3.    Legal Proceedings.

As previously disclosed, on May 19, 2017, Holland America Line and Princess Cruises notified the National Oceanic and Atmospheric Administration (“NOAA”) regarding discharges made by certain vessels in the recently expanded area of the National Marine Sanctuary in the Farallones Islands. NOAA continues to conduct an investigation. We believe the ultimate outcome will not have a material impact on our consolidated financial statements.

Item 4.    Mine Safety Disclosures.

None.

Executive Officers of the Registrants

The table below sets forth the name, age, years of service and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service (a)	Title
Micky Arison	68	46	Chairman of the Boards of Directors
David Bernstein	60	19	Chief Financial Officer and Chief Accounting Officer
Arnold W. Donald	63	17	President and Chief Executive Officer and Director
Stein Kruse	59	18	Group Chief Executive Officer of Holland America Group and Carnival UK
Arnaldo Perez	57	25	General Counsel and Secretary
Michael Thamm	54	24	Group Chief Executive Officer of Costa Group and Carnival Asia

(a)	Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Micky Arison has been Chairman of the Boards of Directors since 1990 and a Director since 1987. He was Chief Executive Officer from 1979 to 2013.

David Bernstein has been Chief Financial Officer since 2007 and Chief Accounting Officer since 2016. From 2003 to 2007, he was Treasurer.

Arnold W. Donald has been President and Chief Executive Officer since 2013. He has been a Director since 2001.

Stein Kruse has been the Group Chief Executive Officer of Holland America Group and Carnival UK since July 2017. He was Chief Executive Officer of Holland America Group from 2013 to July 2017. From 2004 to 2013, he was President and Chief Executive Officer of Holland America Line.

Arnaldo Perez has been General Counsel and Secretary since 1995.

Michael Thamm has been Group Chief Executive Officer of Costa Group since 2012 and of Carnival Asia since December 2016.

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

C.    Dividends

Carnival Corporation and Carnival plc declared quarterly cash dividends on all of their common stock and ordinary shares as follows:

	Quarters Ended
	February 28/29	May 31	August 31	November 30
2017	$0.35	$0.40	$0.40	$0.45
2016	$0.30	$0.35	$0.35	$0.35

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

The payment and amount of any future dividend is within the discretion of the Boards of Directors. Our dividends were and will be based on a number of factors, including our earnings, liquidity position, financial condition, booking trends, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that Carnival Corporation and Carnival plc will continue their dividend in the future, and if so, the amount and timing of such future dividends are not determinable and may be different than the levels and have a different timing than are disclosed above.

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

During the three months ended November 30, 2017, repurchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (in millions)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
September 1, 2017 through September 30, 2017	0.8	$66.31	$760
October 1, 2017 through October 31, 2017	0.1	$66.25	$673
November 1, 2017 through November 30, 2017	0.1	$64.87	$587
	1.0	$66.23

During the three months ended November 30, 2017, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
September 1, 2017 through September 30, 2017	0.2	$64.41	$760
October 1, 2017 through October 31, 2017	1.2	$65.20	$673
November 1, 2017 through November 30, 2017	1.3	$65.44	$587
	2.7	$65.24

No shares of Carnival Corporation common stock or Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

II.    Stock Swap Programs

In addition to the Repurchase Program, we have programs that allow us to obtain an economic benefit when either Carnival Corporation common stock is trading at a premium to the price of Carnival plc ordinary shares or Carnival plc ordinary shares are trading at a premium to Carnival Corporation common stock (the “Stock Swap Programs”). For example:

•
In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to sell shares of Carnival Corporation common stock, at prevailing market prices in ordinary brokers’ transactions and repurchase an equivalent number of Carnival plc ordinary shares in the UK market.

•
In the event Carnival plc ordinary shares trade at a premium to Carnival Corporation common stock, we may elect to sell ordinary shares of Carnival plc, at prevailing market prices in ordinary brokers’ transactions and repurchase an equivalent number of shares of Carnival Corporation common stock in the U.S.

Any realized economic benefit under the Stock Swap Programs is used for general corporate purposes, which could include repurchasing additional stock under the Repurchase Program.

Under the Stock Swap Programs effective 2008, the Boards of Directors have made the following authorizations:

•	In January 2017, to sell up to 22.0 million of Carnival Corporation common stock in the U.S. market and repurchase up to 22.0 million of Carnival plc ordinary shares in the UK market.

•	In February 2016, to sell up to 26.9 million of existing shares of Carnival plc in the UK market and repurchase up to 26.9 million shares of Carnival Corporation common stock in the U.S. market.

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended November 30, 2017, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

III.    Carnival plc Shareholder Approvals

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

Item 8.    Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 29, 2018, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2017, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2017.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2017 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics that applies to our President and Chief Executive Officer and senior financial officers, including the Chief Financial Officer and Chief Accounting Officer and other persons performing similar functions. Our Code of Business Conduct and Ethics applies to all our other employees and to our directors as well. This Code of Business Conduct and Ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 5.05 of the Form 8-K regarding any amendments to, or waivers from, provisions of this Code of Business Conduct and Ethics by posting such information on our website, at the addresses specified above.

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2017 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2017 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2017.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	2.3	(a)	-	10.0	(b)
Equity compensation plans not approved by security holders	—		-	—
	2.3		-	10.0

(a)	Represents 2.3 million of restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.

(b)
Includes Carnival Corporation common stock available for issuance as of November 30, 2017 as follows: 2.1 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 28,839 shares subject to purchase during the current purchase period and 7.9 million under the Carnival Corporation 2011 Stock Plan.

II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2017.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	0.7	(a)	-	7.6
Equity compensation plans not approved by security holders	—		-	—
	0.7		-	7.6

(a)	Represents 0.7 million restricted share units outstanding under the Carnival plc 2005 Employee Share Plan and Carnival plc 2014 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2017 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2017 fiscal year.

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

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 19, 2018 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09
Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2	Amendment and Restatement Agreement dated June 16, 2014 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.1	10/3/14

10.3*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.4*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.5*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.1	4/2/09

10.6	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.7*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-K	10.23	1/30/17

10.8*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	3/30/12

10.9*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

10.10*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-K	10.39	1/30/17

10.11*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/1/15

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.12*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	7/1/15

10.13*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

10.14*	Amendment to Facilities Agreement dated May 18, 2016 among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnivalplc subsidiaries, Bank of America Merrill Lynch International Limited, as facilities agent, and KfW IPEX-Bank GmbH, Bayerische Landesbank, New York Branch and DZ BANK AG, Deutsche Zentral Genossenschaftsbank, Frankfurt am Main, New York Branch, as new lenders.	10-Q	10.1	7/1/16

10.15*	Form of Executive Restricted Share Unit Award Certificate for the Carnival plc 2014 Employee Share Plan.	10-Q	10.3	7/1/16

10.16*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.4	7/1/16

10.17*	Amendment dated October 18, 2016 to Employment Agreement dated October 14, 2016 between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	99.1	10/21/16

10.18*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/17

10.19*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/30/17

10.20*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/30/17

10.21*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.22*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/30/17

10.23*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	6/30/17

10.24*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	6/30/17

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
Statements regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Annual report to security holders

13	Portions of 2017 Annual Report.				X

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm.				X

Power of attorney

24
Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold W. Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2017 joint Annual Report on Form 10-K and any future amendments on their behalf.
X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
Section 1350 certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file
101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2017, as filed with the SEC on January 29, 2018 formatted in XBRL, are as follows:
	(i) the Consolidated Statements of Income for the years ended November 30, 2017, 2016 and 2015;				X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2017, 2016 and 2015;				X
	(iii) the Consolidated Balance Sheets at November 30, 2017 and 2016;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2017, 2016 and 2015;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2017, 2016 and 2015 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

*Indicates a management contract or compensation plan or arrangement.
**These items are furnished and not filed.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 29, 2018	January 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 29, 2018	January 29, 2018

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 29, 2018	January 29, 2018

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors	Directors
January 29, 2018	January 29, 2018

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 29, 2018	January 29, 2018

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 29, 2018	January 29, 2018

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 29, 2018	January 29, 2018

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 29, 2018	January 29, 2018

/s/*Debra Kelly-Ennis	/s/*Debra Kelly-Ennis
Debra Kelly-Ennis	Debra Kelly-Ennis
Director	Director
January 29, 2018	January 29, 2018

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 29, 2018	January 29, 2018

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 29, 2018	January 29, 2018

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 29, 2018	January 29, 2018

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 29, 2018	January 29, 2018

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)
January 29, 2018	January 29, 2018