Form 10-Q
period 2018-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2018-03-22
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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

At March 15, 2018, Carnival Corporation had outstanding 534,352,222 shares of Common Stock, $0.01 par value.
At March 15, 2018, Carnival plc had outstanding 207,338,276 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 534,352,222 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28,
	2018	2017
Revenues
Cruise
Passenger ticket	$3,148	$2,804
Onboard and other	1,071	978
Tour and other	13	9
	4,232	3,791
Operating Costs and Expenses
Cruise
Commissions, transportation and other	663	569
Onboard and other	140	125
Payroll and related	558	519
Fuel	359	297
Food	264	251
Other ship operating	711	661
Tour and other	14	13
	2,709	2,435
Selling and administrative	616	549
Depreciation and amortization	488	439
	3,813	3,423
Operating Income	419	368
Nonoperating Income (Expense)
Interest income	3	2
Interest expense, net of capitalized interest	(48)	(51)
Gains on fuel derivatives, net	16	27
Other income, net	1	8
	(28)	(14)
Income Before Income Taxes	390	354
Income Tax Expense, Net	—	(2)
Net Income	$391	$352
Earnings Per Share
Basic	$0.54	$0.48
Diluted	$0.54	$0.48
Dividends Declared Per Share	$0.45	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2018	2017
Net Income	$391	$352
Items Included in Other Comprehensive Income
Change in foreign currency translation adjustment	292	1
Other	3	14
Other Comprehensive Income	295	15
Total Comprehensive Income	$686	$367
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2018	November 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$453	$395
Trade and other receivables, net	345	312
Inventories	394	387
Prepaid expenses and other	475	502
Total current assets	1,667	1,596
Property and Equipment, Net	35,027	34,430
Goodwill	3,014	2,967
Other Intangibles	1,198	1,200
Other Assets	535	585
	$41,441	$40,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,108	$485
Current portion of long-term debt	1,006	1,717
Accounts payable	795	762
Accrued liabilities and other	1,653	1,877
Customer deposits	4,288	3,958
Total current liabilities	8,851	8,800
Long-Term Debt	7,445	6,993
Other Long-Term Liabilities	764	769
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 656 shares at 2018 and 655 shares at 2017 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2018 and 2017 issued	358	358
Additional paid-in capital	8,708	8,690
Retained earnings	23,360	23,292
Accumulated other comprehensive loss	(1,486)	(1,782)
Treasury stock, 122 shares at 2018 and 2017 of Carnival Corporation and 35 shares at 2018 and 32 shares at 2017 of Carnival plc, at cost	(6,565)	(6,349)
Total shareholders’ equity	24,382	24,216
	$41,441	$40,778
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2018	2017
OPERATING ACTIVITIES
Net income	$391	$352
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	488	439
Gains on fuel derivatives, net	(16)	(27)
Share-based compensation	18	20
Other, net	24	20
	904	804
Changes in operating assets and liabilities
Receivables	(30)	(2)
Inventories	1	(35)
Prepaid expenses and other	98	(10)
Accounts payable	19	(47)
Accrued liabilities and other	(198)	3
Customer deposits	271	219
Net cash provided by operating activities	1,064	932
INVESTING ACTIVITIES
Purchases of property and equipment	(574)	(412)
Payments of fuel derivative settlements	(21)	(52)
Other, net	4	(10)
Net cash used in investing activities	(591)	(474)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	611	(289)
Principal repayments of long-term debt	(963)	(101)
Proceeds from issuance of long-term debt	469	100
Dividends paid	(323)	(254)
Purchases of treasury stock	(218)	(69)
Other, net	(4)	(2)
Net cash used in financing activities	(428)	(615)
Effect of exchange rate changes on cash and cash equivalents	12	(9)
Net increase (decrease) in cash and cash equivalents	58	(166)
Cash and cash equivalents at beginning of period	395	603
Cash and cash equivalents at end of period	$453	$437
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

Basis of Presentation
The Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2018 and 2017, the Consolidated Balance Sheet at February 28, 2018 and the Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and 2017 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2017 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2018. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued amended guidance, Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the bifurcation of service costs and other components of net benefit cost. The presentation of the other components of net benefit cost have been recorded in other income. On December 1, 2017, we adopted this guidance using the retrospective transition method for the presentation of the service cost component and other components of net benefit cost. The impact of adopting this guidance was immaterial to our consolidated financial statements, and as such, prior period information was not revised.

The FASB issued guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in U.S. GAAP. This guidance is required to be adopted by us in the first quarter of 2019 and can be applied using either a retrospective or a modified retrospective approach. Based on our assessment to date, the adoption of this guidance is not expected to have a material impact to the timing of our recognition of revenue and will require additional disclosures. We are currently evaluating if this guidance will have any other impact on our consolidated financial statements.

The FASB issued amended guidance, Business Combinations - Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is required to be adopted by us in the first quarter of 2019 on a prospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective approach for each period presented. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective approach to each period presented. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

The FASB issued amended guidance, Service Concession Arrangements, which clarifies that the grantor in a service arrangement should be considered the customer of the operating entity in all cases. This guidance is required to be adopted by us in the first quarter of 2019 and can be applied using either a retrospective or a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued guidance, Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is required to be adopted by us in the first quarter of 2020 and must be applied using a modified retrospective approach. Early adoption is permitted. Based on our assessment to date, the initial adoption of this guidance is expected to increase both our total assets and total liabilities and will require additional disclosures. We are currently evaluating if this guidance will have any other impact on our consolidated financial statements.

The FASB issued guidance, Derivatives and Hedging, which targeted improvements to accounting for hedging activities such as hedging strategies, effectiveness assessments, and recognition of derivative gains or losses. This guidance is required to be adopted by us in the first quarter of 2020 and must be applied using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $148 million and $143 million for the three months ended February 28, 2018 and 2017, respectively.

NOTE 2 – Unsecured Debt

At February 28, 2018, our short-term borrowings consisted of euro- and U.S. dollar-denominated commercial paper of $862 million and a euro-denominated bank loan of $246 million due in 2019. For the three months ended February 28, 2018 and 2017, we had borrowings of $2 million and $111 million and repayments of $0 million and $240 million of commercial paper with original maturities greater than three months.

In December 2017, we borrowed $469 million under a sterling-denominated floating rate bank loan due in 2022 and repaid a $500 million bond.

In January 2018, we repaid $365 million of euro-denominated floating rate bank loans prior to their 2018 and 2021 maturity dates.

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

NOTE 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks
Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 28, 2018				November 30, 2017
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$117	$—	$43	$71	$126	$—	$49	$75
Total	$117	$—	$43	$71	$126	$—	$49	$75
Liabilities
Fixed rate debt (b)	$5,168	$—	$5,418	$—	$5,588	$—	$5,892	$—
Floating rate debt (b)	4,442	—	4,488	—	3,658	—	3,697	—
Total	$9,610	$—	$9,906	$—	$9,246	$—	$9,589	$—

(a)
Long-term other assets are comprised of notes receivable. The fair values of our Level 2 notes receivable were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(b)
The debt amounts above do not include the impact of interest rate swaps or debt issuance costs. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on current market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 28, 2018			November 30, 2017
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$453	$—	$—	$395	$—	$—
Restricted cash	29	—	—	26	—	—
Marketable securities held in rabbi trusts (a)	6	—	—	97	—	—
Derivative financial instruments	—	17	—	—	15	—
Total	$488	$17	$—	$518	$15	$—
Liabilities
Derivative financial instruments	$—	$130	$—	$—	$161	$—
Total	$—	$130	$—	$—	$161	$—

(a)	The use of marketable securities held in rabbi trusts is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Other Intangibles

	Goodwill
(in millions)	NAA (a) Segment	EA (b) Segment	Total
At November 30, 2017	$1,898	$1,069	$2,967
Foreign currency translation adjustment	—	47	47
At February 28, 2018	$1,898	$1,115	$3,014

(a)	North America & Australia (“NAA”)

(b)	Europe & Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2017	$927	$252	$1,179
Foreign currency translation adjustment	—	11	11
At February 28, 2018	$927	$263	$1,190

The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy, may result in a need to recognize an impairment charge.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 28, 2018	November 30, 2017
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$4	$3
Foreign currency zero cost collars (b)	Prepaid expenses and other	13	12
Total derivative assets		$17	$15
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$17	$13
	Other long-term liabilities	21	17
Interest rate swaps (c)	Accrued liabilities and other	10	10
	Other long-term liabilities	14	17
		63	57
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	67	95
	Other long-term liabilities	—	9
		67	104
Total derivative liabilities		$130	$161

(a)
At February 28, 2018 and November 30, 2017, we had foreign currency swaps totaling $337 million and $324 million, respectively, that are designated as hedges of our net investments in foreign operations with a euro-denominated functional currency. At February 28, 2018, these foreign currency swaps settle through September 2019.

(b)
At February 28, 2018 and November 30, 2017, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(c)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $485 million at February 28, 2018 and $479 million at November 30, 2017 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At February 28, 2018, these interest rate swaps settle through March 2025.

(d)
At February 28, 2018 and November 30, 2017, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	February 28, 2018
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$17	$—	$17	$(5)	$12
Liabilities	$130	$—	$130	$(5)	$125

	November 30, 2017
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$15	$—	$15	$(8)	$7
Liabilities	$161	$—	$161	$(8)	$153

The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income were as follows:

	Three Months Ended February 28,
(in millions)	2018	2017
Net investment hedges	$(6)	$1
Foreign currency zero cost collars – cash flow hedges	$1	$8
Interest rate swaps – cash flow hedges	$4	$2
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At February 28, 2018 and November 30, 2017, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant.
Financial Risks
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

	Three Months Ended February 28,
(in millions)	2018	2017
Unrealized gains on fuel derivatives, net	$32	$72
Realized losses on fuel derivatives, net	(16)	(45)
Gains on fuel derivatives, net	$16	$27
At February 28, 2018, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2018
	January 2014	2,025	$75	$110
	October 2014	2,250	$80	$114
		4,275

(a)	Fuel derivatives mature evenly over each month in 2018.

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
Operational Currency Risks
Our operations primarily utilize the U.S. dollar, Australian dollar, euro or sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates will affect our financial statements.
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We have $5.6 billion and $924 million of euro- and sterling-denominated debt, respectively, including the effect of foreign currency swaps, which provides an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At February 28, 2018, for the following newbuilds, we had foreign currency zero cost collars for a portion of euro-denominated shipyard payments. These collars are designated as cash flow hedges.

	Entered Into	Matures in	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Carnival Horizon	2016	March 2018	$1.02	$1.25
Seabourn Ovation	2016	April 2018	$1.02	$1.25
Nieuw Statendam	2016	November 2018	$1.05	$1.25
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At February 28, 2018, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $8.2 billion and substantially relates to newbuilds scheduled to be delivered in 2019 through 2022 to non-euro functional currency brands.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ will be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our decision to order new cruise ships.
Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps, issuance of new debt, amendment of existing debt or early retirement of existing debt.

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

We currently believe the risk of nonperformance by any of our significant counterparties is remote. At February 28, 2018, our exposures under foreign currency and fuel derivative contracts and interest rate swap agreements were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.
NOTE 5 – Segment Information
We revised our operating segments due to changes in our internal reporting as a result of the recent strategic realignment of our business in Australia. The presentation of prior period segment information has been revised to reflect this change. Our operating segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President and Chief Executive Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. Our four reportable segments are comprised of (1) North America and Australia cruise operations (“NAA”), (2) Europe and Asia cruise operations (“EA”), (3) Cruise Support and (4) Tour and Other.

The operating segments within each of our NAA and EA reportable segments have been aggregated based on the similarity of their economic and other characteristics. Our Cruise Support segment represents our portfolio of leading port destinations and other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

	Three Months Ended February 28,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2018
NAA	$2,684	$1,658	$367	$299	$360
EA	1,503	1,005	188	157	154
Cruise Support	32	33	55	23	(78)
Tour and Other	13	14	6	10	(17)
Intersegment elimination	—	—	—	—	—
	$4,232	$2,709	$616	$488	$419
2017
NAA	$2,517	$1,557	$333	$289	$338
EA	1,226	859	159	130	78
Cruise Support	39	6	55	11	(33)
Tour and Other	9	13	2	9	(15)
Intersegment elimination	—	—	—	—	—
	$3,791	$2,435	$549	$439	$368

A portion of the NAA segment’s revenues includes revenues for the tour portion of a cruise when a cruise and land tour package are sold together by Holland America Line and Princess Cruises. These intersegment tour revenues, which are also included in our Tour and Other segment, are eliminated by the NAA segment’s revenues and operating expenses in the line “Intersegment elimination.”

NOTE 6 – Earnings Per Share

	Three Months Ended February 28,
(in millions, except per share data)	2018	2017
Net income for basic and diluted earnings per share	$391	$352
Weighted-average shares outstanding	717	725
Dilutive effect of equity plans	2	3
Diluted weighted-average shares outstanding	719	728
Basic earnings per share	$0.54	$0.48
Diluted earnings per share	$0.54	$0.48

NOTE 7 – Shareholders’ Equity
During the three months ended February 28, 2018, we repurchased 3.0 million shares of Carnival plc ordinary shares and 0.2 million shares of Carnival Corporation common stock for $204 million and $12 million, respectively, under our general authorization to repurchase Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). At February 28, 2018, the remaining availability under the Repurchase Program was $370 million.
During the three months ended February 28, 2018, our Boards of Directors declared a dividend to holders of Carnival Corporation common stock and Carnival plc ordinary shares of $0.45 per share.

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
Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

•
The demand for cruises may decline due to adverse world events impacting the ability or desire of people to travel, including conditions affecting the safety and security of travel, government regulations and requirements, and decline in consumer confidence

•
Incidents, such as ship incidents, security incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and the related adverse publicity affecting our reputation and the health, safety, security and satisfaction of guests and crew

•
Changes in and compliance with laws and regulations relating to environment, health, safety, security, data privacy and protection, tax and anti-corruption under which we operate may lead to litigations, enforcement actions, fines, or penalties

•
Disruptions and other damages to our information technology and other networks and operations, breaches in data security, lapses in data privacy, and failure to keep pace with developments in technology

•	Ability to recruit, develop and retain qualified shipboard personnel who live on ships away from home for extended periods of time

•	Increases in fuel prices and availability of fuel supply

•	Fluctuations in foreign currency exchange rates

•	Overcapacity and competition in the cruise ship and land-based vacation industry

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

New Accounting Pronouncements

Refer to our consolidated financial statements for further information on Accounting Pronouncements.

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

Statistical Information

	Three Months Ended February 28,
	2018	2017
Available Lower Berth Days ("ALBDs") (in thousands) (a) (b)	20,462	20,024
Occupancy percentage (c)	104.7%	104.6%
Passengers carried (in thousands)	2,860	2,769
Fuel consumption in metric tons (in thousands)	821	818
Fuel consumption in metric tons per thousand ALBDs	40.1	40.9
Fuel cost per metric ton consumed	$437	$362
Currencies (USD to 1)
AUD	$0.78	$0.75
CAD	$0.79	$0.76
EUR	$1.21	$1.06
GBP	$1.37	$1.24
RMB	$0.15	$0.15

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

(b)
For the three months ended February 28, 2018 compared to the three months ended February 28, 2017, we had a 2.2% capacity increase in ALBDs comprised of a 1.4% capacity increase in our NAA segment and a 3.5% capacity increase in our EA segment.

Our NAA capacity increase was caused by:

•	Full quarter impact from one Princess Cruises 3,560-passenger capacity ship that entered into service in April 2017

•	Partially offset by the full quarter impact by one P&O Cruises (Australia) 1,550-passenger capacity ship removed from the service in April 2017

Our EA segment’s capacity increase was caused by:

•	Full quarter impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in June 2017

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 28, 2018 (“2018”) Compared to Three Months Ended February 28, 2017 (“2017”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2018 total revenues. Cruise passenger ticket revenues increased by $345 million, or 12%, to $3.1 billion in 2018 from $2.8 billion in 2017.

This increase was driven by:

•	$149 million - foreign currency translational impact from a weaker U.S. dollar against the functional currencies of our foreign operations (“foreign currency translational impact”)

•	$76 million - increase in cruise ticket revenues, driven primarily by price improvements in our Caribbean, Australian, European and various other programs including World Cruises

•	$61 million - 2.2% capacity increase in ALBDs

•	$36 million - increase in air transportation revenues

•	$18 million - increase in other passenger revenue

The remaining 26% of 2018 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $93 million, or 9.5%, to $1.1 billion in 2018 from $1.0 billion in 2017.

This increase was driven by:
•$33 million - foreign currency translational impact
•$31 million - higher onboard spending by our guests
•$21 million - 2.2% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $21 million, or 9.1%, to $247 million in 2018 from $227 million in 2017.

NAA Segment

Cruise passenger ticket revenues made up 71% of our NAA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $117 million, or 6.5%, to $1.9 billion in 2018 compared to $1.8 billion in 2017.

This increase was driven by:

•	$74 million - increase in cruise ticket revenues, driven primarily by price improvements in the Caribbean and Australian programs

•	$26 million - 1.4% capacity increase in ALBDs

The remaining 29% of our NAA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $50 million, or 6.9%, to $767 million in 2018 from $718 million in 2017.

This increase was driven by:

•	$33 million - higher onboard spending by our guests

•	$10 million - 1.4% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $10 million, or 6.0%, to $172 million in 2018 from $162 million in 2017.

EA Segment

Cruise passenger ticket revenues made up 82% of our EA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $232 million, or 23%, to $1.2 billion in 2018 compared to $1.0 billion in 2017.

This increase was driven by:

•	$145 million - foreign currency translational impact

•	$35 million - 3.5% capacity increase in ALBDs

•	$25 million - increase in air transportation revenues

•	$17 million - increase in cruise ticket revenues, driven primarily by price improvements in the European and various other programs including World Cruises

The remaining 18% of our EA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $45 million, or 21%, and were $265 million in 2018 and $220 million in 2017. This increase was driven by the foreign currency translational impact, which accounted for $31 million.

Concession revenues, which are included in onboard and other revenues, increased by $11 million, or 17%, to $76 million in 2018 from $65 million in 2017.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $275 million, or 11%, to $2.7 billion in 2018 from $2.4 billion in 2017.

This increase was driven by:

•	$108 million - foreign currency translational impact

•	$61 million - higher fuel prices

•	$53 million - 2.2% capacity increase in ALBDs

•	$39 million - higher commissions, transportation and other

Selling and administrative expenses increased by $67 million, or 12%, to $616 million in 2018 from $549 million in 2017.

This increase was driven by:

•	$25 million - higher administrative expenses

•	$22 million - foreign currency translational impact

•	$12 million - 2.2% capacity increase in ALBDs

Depreciation and amortization expenses increased by $49 million, or 11%, to $488 million in 2018 from $439 million in 2017.

This increase was caused by:

•	$21 million - fleet enhancements and investments in shoreside assets

•	$19 million - foreign currency translational impact

•	$10 million - 2.2% capacity increase in ALBDs

NAA Segment

Operating costs and expenses increased by $101 million, or 6.5%, to $1.7 billion in 2018 from $1.6 billion in 2017.

This increase was caused by:

•	$42 million - higher fuel prices

•	$22 million - 1.4% capacity increase in ALBDs

•	$15 million - higher commissions, transportation and other

•	$13 million - higher cruise payroll and related expenses

•	$12 million - higher port expenses

Selling and administrative expenses increased by $34 million, or 10%, to $367 million in 2018 from $333 million in 2017.

This increase was driven by:

•	$15 million - higher advertising and promotion expenses

•	$14 million - higher administrative expenses

Depreciation and amortization expenses increased by $10 million, or 3.5%, to $299 million in 2018 from $289 million in 2017.

EA Segment

Operating costs and expenses increased by $146 million, or 17%, to $1.0 billion in 2018 from $0.9 billion in 2017.

This increase was caused by:

•	$104 million - foreign currency translational impact

•	$30 million - 3.5% capacity increase in ALBDs

•	$25 million - higher commissions, transportation and other

•	$20 million - higher fuel prices

These increases were partially offset by:

•	$12 million - lower dry-dock expenses and repair and maintenance expenses

•	$10 million - lower cruise payroll and related expenses

Selling and administrative expenses increased by $29 million, or 18%, to $188 million in 2018 from $159 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $22 million.

Depreciation and amortization expenses increased by $27 million, or 20%, to $157 million in 2018 from $130 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $18 million.

Operating Income

Our consolidated operating income increased by $51 million, or 14%, to $419 million in 2018 from $368 million in 2017. Our NAA segment’s operating income increased by $22 million, or 6.4%, to $360 million in 2018 from $338 million in 2017, and our EA segment’s operating income increased by $76 million, or 97%, to $154 million in 2018 from $78 million in 2017. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

	Three Months Ended February 28,
(in millions)	2018	2017
Unrealized gains on fuel derivatives, net	$32	$72
Realized losses on fuel derivatives, net	(16)	(45)
Gains on fuel derivatives, net	$16	$27

Explanations of Non-GAAP Financial Measures

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

Reconciliation of Forecasted Data

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
Constant Dollar and Constant Currency

Our operations primarily utilize the U.S. dollar, Australian dollar, euro and sterling as functional currencies to measure results and financial condition. Functional currencies other than the U.S. dollar subject us to foreign currency translational risk. Our operations also have revenues and expenses that are in currencies other than their functional currency, which subject us to foreign currency transactional risk.

We report net revenue yields, net passenger revenue yields, net onboard and other revenue yields and net cruise costs excluding fuel per ALBD on a “constant dollar” and “constant currency” basis assuming the 2018 periods’ currency exchange rates have remained constant with the 2017 periods’ rates. These metrics facilitate a comparative view for the changes in our business in an environment with fluctuating exchange rates.

Constant dollar reporting removes only the impact of changes in exchange rates on the translation of our operations.

Constant currency reporting removes the impact of changes in exchange rates on the translation of our operations (as in constant dollar) plus the transactional impact of changes in exchange rates from revenues and expenses that are denominated in a currency other than the functional currency.

Examples:

•
The translation of our operations with functional currencies other than U.S. dollar to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies.

•
Our operations have revenue and expense transactions in currencies other than their functional currency. If their functional currency strengthens against these other currencies, it reduces the functional currency revenues and expenses. If the functional currency weakens against these other currencies, it increases the functional currency revenues and expenses.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Three Months Ended February 28,
(dollars in millions, except yields)	2018	2018 Constant Dollar	2017
Passenger ticket revenues	$3,148	$2,999	$2,804
Onboard and other revenues	1,071	1,038	978
Gross cruise revenues	4,219	4,037	3,782
Less cruise costs
Commissions, transportation and other	(663)	(621)	(569)
Onboard and other	(140)	(135)	(125)
	(803)	(756)	(694)
Net passenger ticket revenues	2,485	2,378	2,235
Net onboard and other revenues	931	903	853
Net cruise revenues	$3,416	$3,280	$3,088
ALBDs	20,461,582	20,461,582	20,024,045

Gross revenue yields	$206.20	$197.29	$188.87
% increase	9.2%	4.5%
Net revenue yields	$166.95	$160.32	$154.22
% increase	8.3%	4.0%
Net passenger ticket revenue yields	$121.46	$116.21	$111.60
% increase	8.8%	4.1%
Net onboard and other revenue yields	$45.50	$44.11	$42.62
% increase	6.8%	3.5%

	Three Months Ended February 28,
(dollars in millions, except yields)	2018	2018 Constant Currency	2017
Net passenger ticket revenues	$2,485	$2,374	$2,235
Net onboard and other revenues	931	906	853
Net cruise revenues	$3,416	$3,280	$3,088
ALBDs	20,461,582	20,461,582	20,024,045

Net revenue yields	$166.95	$160.31	$154.22
% increase	8.3%	3.9%
Net passenger ticket revenue yields	$121.46	$116.04	$111.60
% increase	8.8%	4.0%
Net onboard and other revenue yields	$45.50	$44.27	$42.62
% increase	6.8%	3.9%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Three Months Ended February 28,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Dollar	2017
Cruise operating expenses	$2,695	$2,587	$2,422
Cruise selling and administrative expenses	610	587	546
Gross cruise costs	3,305	3,175	2,968
Less cruise costs included above
Commissions, transportation and other	(663)	(621)	(569)
Onboard and other	(140)	(135)	(125)
(Losses) gains on ship sales and impairments	(16)	(16)	—
Restructuring expenses	—	—	—
Other	—	—	1
Net cruise costs	2,485	2,402	2,275
Less fuel	(359)	(359)	(297)
Net cruise costs excluding fuel	$2,127	$2,044	$1,978
ALBDs	20,461,582	20,461,582	20,024,045

Gross cruise costs per ALBD	$161.51	$155.16	$148.24
% increase	9.0%	4.7%
Net cruise costs excluding fuel per ALBD	$103.92	$99.84	$98.81
% increase	5.2%	1.0%

	Three Months Ended February 28,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Currency	2017
Net cruise costs excluding fuel	$2,127	$2,042	$1,978
ALBDs	20,461,582	20,461,582	20,024,045

Net cruise costs excluding fuel per ALBD	$103.92	$99.81	$98.81
% increase	5.2%	1.0%

Adjusted fully diluted earnings per share was computed as follows:

	Three Months Ended
	February 28,
(in millions, except per share data)	2018	2017
Net income
U.S. GAAP net income	$391	$352
Unrealized (gains) losses on fuel derivatives, net	(32)	(72)
(Gains) losses on ship sales and impairments	16	—
Restructuring expenses	—	—
Other	—	(1)
Adjusted net income	$375	$279
Weighted-average shares outstanding	719	728

Earnings per share
U.S. GAAP earnings per share	$0.54	$0.48
Unrealized (gains) losses on fuel derivatives, net	(0.05)	(0.10)
(Gains) losses on ship sales and impairments	0.02	—
Restructuring expenses	—	—
Other	—	—
Adjusted earnings per share	$0.52	$0.38

Net cruise revenues increased by $328 million, or 11%, to $3.4 billion in 2018 from $3.1 billion in 2017.
The increase was caused by:

•	$136 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$125 million - 3.9% increase in constant currency net revenue yields

•	$67 million - 2.2% capacity increase in ALBDs
The 3.9% increase in net revenue yields on a constant currency basis was due to a 4.0% increase in net passenger ticket revenue yields and a 3.9% increase in net onboard and other revenue yields.
The 4.0% increase in net passenger ticket revenue yields was driven primarily by price improvements in our Caribbean, Australian, European and various other programs including World Cruises. This 4.0% increase in net passenger ticket revenue yields was comprised of a 3.9% increase from our NAA segment and a 4.5% increase from our EA segment.
The 3.9% increase in net onboard and other revenue yields was caused by similar increases in our NAA and EA segments.
Gross cruise revenues increased by $437 million, or 12%, to $4.2 billion in 2018 from $3.8 billion in 2017 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $148 million, or 7.5%, to $2.1 billion in 2018 from $2.0 billion in 2017.
The increase was driven by:

•	$84 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$43 million - 2.2% capacity increase in ALBDs

•	$20 million - 1.0% increase in constant currency net cruise costs excluding fuel
Fuel costs increased by $62 million, or 21%, to $359 million in 2018 from $297 million in 2017. This increase was driven by higher fuel prices, which accounted for $61 million.
Gross cruise costs increased by $337 million, or 11%, to $3.3 billion in 2018 from $3.0 billion in 2017 for largely the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital (“ROIC”), reaching double-digit returns, while maintaining a strong balance sheet and strong investment grade credit ratings. We define ROIC as the twelve month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress. Our ability to generate significant operating cash flow allows us to internally fund our capital investments. We are committed to returning free cash flow to our shareholders in the form of dividends and/or share repurchases. As we continue to profitably grow our cruise business, we plan to increase our debt level in a manner consistent with maintaining our strong credit metrics. This will allow us to return both free cash flow and incremental debt proceeds to our shareholders in the form of dividends and/or share repurchases. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile.

Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, ship improvements, debt service requirements, working capital needs and other firm commitments over the next several years. We believe that our ability to generate significant operating cash flows and our strong balance sheet, as evidenced by our investment grade credit ratings, provide us with the ability, in most financial credit market environments, to obtain debt financing.

We had a working capital deficit of $7.2 billion as of February 28, 2018 and November 30, 2017. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, invest in long term investments or any other use of cash. Included within our working capital deficit are $4.3 billion and $4.0 billion of customer deposits as of February 28, 2018 and November 30, 2017, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $1.1 billion of net cash from operations during the three months ended February 28, 2018, an increase of $132 million, or 14%, compared to $0.9 billion for the same period in 2017. This increase was caused by an increase in our revenues less expenses settled in cash and an increase in customer deposits.

Investing Activities
During the three months ended February 28, 2018, net cash used in investing activities was $591 million. This was caused by:

•	Capital expenditures of $97 million for our ongoing new shipbuilding program

•	Capital expenditures of $477 million for ship improvements and replacements, information technology and buildings and improvements

•	Payments of $21 million for fuel derivative settlements

During the three months ended February 28, 2017, net cash used in investing activities was $474 million. This was driven by:

•	Capital expenditures of $36 million for our ongoing new shipbuilding program

•	Capital expenditures of $376 million for ship improvements and replacements, information technology and buildings and improvements

•	Payments of $52 million for fuel derivative settlements

Financing Activities
During the three months ended February 28, 2018, net cash used in financing activities of $428 million was substantially due to the following:

•	Net proceeds of short-term borrowings of $611 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $963 million of long-term debt

•	Issuances of $469 million of long-term debt under a term loan

•	Payments of cash dividends of $323 million

•	Purchases of $218 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the three months ended February 28, 2017, net cash used in financing activities of $615 million was substantially due to the following:

•	Net repayments of short-term borrowings of $289 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Payments of cash dividends of $254 million

•	Purchases of $69 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program

Future Commitments and Funding Sources
Our total annual capital expenditures consist of ships under contract for construction and estimated improvements to existing ships and shoreside assets which are currently expected to be:

(in billions)	2018	2019	2020	2021	2022	2023
Total annual capital expenditures	$4.7	$5.3	$5.5	$5.1	$4.3	$2.5
The year-over-year percentage increases in our annual capacity are expected to result primarily from contracted new ships entering service and are currently expected to be:

	2018	2019	2020	2021	2022	2023
Annual capacity increase (a)	2.0%	5.5%	7.4%	7.6%	5.3%	3.9%
(a)     These percentage increases include only contracted ship orders and dispositions.

At February 28, 2018, we had liquidity of $14.4 billion. Our liquidity consisted of $157 million of cash and cash equivalents, which excludes $296 million of cash used for current operations, $2.1 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $12.1 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2018	2019	2020	2021	2022
Availability of committed future financing at February 28, 2018	$2.2	$2.8	$3.1	$3.1	$1.0

At February 28, 2018, all of our revolving credit facilities are scheduled to mature in 2021, except for $300 million that matures in 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At February 28, 2018, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Operational Currency Risks

Our operations primarily utilize the U.S. dollar, Australian dollar, euro or sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates will affect our financial statements.

Based on a 10% change in all currency exchange rates that were used in our March 22, 2018 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.32 per share for the remaining three quarters of 2018

•	$0.06 per share for the second quarter of 2018

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

February 28, 2018
Fixed rate	21%
EUR fixed rate	38%
Floating rate	11%
EUR floating rate	20%
GBP floating rate	10%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our March 22, 2018 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.15 per share for the remaining three quarters of 2018

•	$0.05 per share for the second quarter of 2018

Based on a 10% change in Brent prices versus the current spot price that was used to calculate realized gains (losses) on fuel derivatives in our March 22, 2018 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.04 per share for the remaining three quarters of 2018

•	$0.01 per share for the second quarter of 2018

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2018, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended February 28, 2018, repurchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (in millions)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
December 1, 2017 through December 31, 2017	0.1	$66.01	$515
January 1, 2018 through January 31, 2018	0.1	$69.06	$440
February 1, 2018 through February 28, 2018	—	$64.97	$370
Total	0.2	$67.53

During the three months ended February 28, 2018, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
December 1, 2017 through December 31, 2017	1.0	$65.44	$515
January 1, 2018 through January 31, 2018	1.0	$68.23	$440
February 1, 2018 through February 28, 2018	1.0	$68.15	$370
Total	3.0	$67.25

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

•
In the event Carnival plc ordinary shares trade at a premium to Carnival Corporation common stock, we may elect to sell ordinary shares of Carnival plc, at prevailing market prices in ordinary brokers’ transactions and repurchase an equivalent number of shares of Carnival Corporation common stock in the U.S. market.

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

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended February 28, 2018, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

C. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap Programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.6 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2018 annual general meeting or July 4, 2018.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009

Material contracts
10.1	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X
10.2	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.				X
10.3	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X
10.4	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, as filed with the Securities and Exchange Commission on March 22, 2018, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three months ended February 28, 2018 and 2017;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2018 and 2017;				X
	(iii) the Consolidated Balance Sheets at February 28, 2018 and November 30, 2017;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and 2017 and				X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: March 22, 2018		Date: March 22, 2018