Form 10-Q
period 2018-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2018-06-25
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate websites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 18, 2018, Carnival Corporation had outstanding 530,611,416 shares of Common Stock, $0.01 par value.
At June 18, 2018, Carnival plc had outstanding 206,184,708 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 530,611,416 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues
Cruise
Passenger ticket	$3,193	$2,872	$6,341	$5,676
Onboard and other	1,122	1,036	2,192	2,014
Tour and other	42	37	55	46
	4,357	3,945	8,589	7,736
Operating Costs and Expenses
Cruise
Commissions, transportation and other	577	513	1,240	1,082
Onboard and other	138	129	278	253
Payroll and related	543	513	1,101	1,032
Fuel	373	310	731	607
Food	265	253	530	504
Other ship operating	749	685	1,460	1,346
Tour and other	36	33	50	46
	2,681	2,436	5,390	4,870
Selling and administrative	605	553	1,221	1,102
Depreciation and amortization	512	456	1,000	896
	3,798	3,445	7,611	6,868
Operating Income	559	500	978	868
Nonoperating Income (Expense)
Interest income	3	2	6	4
Interest expense, net of capitalized interest	(49)	(50)	(98)	(101)
Gains (losses) on fuel derivatives, net	41	(53)	57	(27)
Other income (expense), net	10	(15)	11	(7)
	5	(116)	(24)	(131)
Income Before Income Taxes	564	384	955	737
Income Tax Expense, Net	(3)	(5)	(3)	(7)
Net Income	$561	$379	$951	$730
Earnings Per Share
Basic	$0.79	$0.52	$1.33	$1.01
Diluted	$0.78	$0.52	$1.33	$1.00
Dividends Declared Per Share	$0.50	$0.40	$0.95	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Net Income	$561	$379	$951	$730
Items Included in Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(357)	257	(56)	257
Other	(11)	29	(17)	43
Other Comprehensive (Loss) Income	(368)	286	(73)	300
Total Comprehensive Income	$193	$665	$878	$1,030
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2018	November 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,053	$395
Trade and other receivables, net	342	312
Inventories	402	387
Prepaid expenses and other	481	502
Total current assets	2,278	1,596
Property and Equipment, Net	35,227	34,430
Goodwill	2,950	2,967
Other Intangibles	1,183	1,200
Other Assets	546	585
	$42,184	$40,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$837	$485
Current portion of long-term debt	848	1,717
Accounts payable	745	762
Accrued liabilities and other	1,571	1,877
Customer deposits	5,308	3,958
Total current liabilities	9,308	8,800
Long-Term Debt	8,172	6,993
Other Long-Term Liabilities	771	769
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 656 shares at 2018 and 655 shares at 2017 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2018 and 2017 issued	358	358
Additional paid-in capital	8,721	8,690
Retained earnings	23,564	23,292
Accumulated other comprehensive loss	(1,855)	(1,782)
Treasury stock, 125 shares at 2018 and 122 shares at 2017 of Carnival Corporation and 37 shares at 2018 and 32 shares at 2017 of Carnival plc, at cost	(6,862)	(6,349)
Total shareholders’ equity	23,933	24,216
	$42,184	$40,778
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$951	$730
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,000	896
(Gains) losses on fuel derivatives, net	(57)	27
Share-based compensation	32	34
Other, net	4	36
	1,930	1,723
Changes in operating assets and liabilities
Receivables	(35)	(8)
Inventories	(16)	(19)
Prepaid expenses and other	59	(28)
Accounts payable	(14)	(38)
Accrued liabilities and other	(249)	(20)
Customer deposits	1,413	1,239
Net cash provided by operating activities	3,087	2,849
INVESTING ACTIVITIES
Purchases of property and equipment	(2,201)	(1,859)
Proceeds from sales of ships	102	—
Payments of fuel derivative settlements	(34)	(99)
Other, net	41	24
Net cash used in investing activities	(2,092)	(1,934)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	398	182
Principal repayments of long-term debt	(1,181)	(907)
Proceeds from issuance of long-term debt	1,618	467
Dividends paid	(646)	(507)
Purchases of treasury stock	(513)	(152)
Other, net	(16)	(18)
Net cash used in financing activities	(339)	(935)
Effect of exchange rate changes on cash and cash equivalents	2	14
Net increase (decrease) in cash and cash equivalents	658	(6)
Cash and cash equivalents at beginning of period	395	603
Cash and cash equivalents at end of period	$1,053	$597
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

Basis of Presentation
The Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the six months ended May 31, 2018 and 2017, the Consolidated Balance Sheet at May 31, 2018 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and 2017 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2017 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2018. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

The FASB issued amended guidance, Business Combinations - Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is required to be adopted by us in the first quarter of 2019 on a prospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective approach for each period presented. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. This guidance is required to be adopted by us in the first quarter of 2019 and must be applied using a retrospective approach to each period presented. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The FASB issued amended guidance, Service Concession Arrangements, which clarifies that the grantor in a service arrangement should be considered the customer of the operating entity in all cases. This guidance is required to be adopted by us in the first quarter of 2019 and can be applied using either a retrospective or a modified retrospective approach. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $143 million and $136 million and $291 million and $279 million for the three and six months ended May 31, 2018 and 2017, respectively.

NOTE 2 – Unsecured Debt

At May 31, 2018, our short-term borrowings consisted of euro- denominated commercial paper of $606 million and a euro-denominated bank loan of $231 million due in 2019. For the six months ended May 31, 2018 and 2017, we had borrowings of $2 million and $111 million and repayments of $2 million and $364 million of commercial paper with original maturities greater than three months.

In December 2017, we repaid a $500 million bond and borrowed $469 million under a sterling-denominated floating rate bank loan due in 2022.

In January 2018, we repaid $365 million of euro-denominated floating rate bank loans prior to their 2018 and 2021 maturity dates.

In March 2018, we borrowed $370 million under a euro-denominated floating rate bank loan due in 2020 and borrowed $555 million under an export credit facility due in semi-annual installments through 2030.

In April 2018, we borrowed $224 million under an export credit facility due in semi-annual installments through 2030.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2018				November 30, 2017
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$140	$—	$37	$101	$126	$—	$49	$75
Total	$140	$—	$37	$101	$126	$—	$49	$75
Liabilities
Fixed rate debt (b)	$5,296	$—	$5,473	$—	$5,588	$—	$5,892	$—
Floating rate debt (b)	4,610	—	4,646	—	3,658	—	3,697	—
Total	$9,906	$—	$10,119	$—	$9,246	$—	$9,589	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2018			November 30, 2017
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,053	$—	$—	$395	$—	$—
Restricted cash	15	—	—	26	—	—
Marketable securities held in rabbi trusts (a)	7	—	—	97	—	—
Derivative financial instruments	—	6	—	—	15	—
Total	$1,075	$6	$—	$518	$15	$—
Liabilities
Derivative financial instruments	$—	$59	$—	$—	$161	$—
Total	$—	$59	$—	$—	$161	$—

(a)	The use of marketable securities held in rabbi trusts is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

	Goodwill
(in millions)	NAA (a) Segment	EA (b) Segment	Total
At November 30, 2017	$1,898	$1,069	$2,967
Foreign currency translation adjustment	—	(17)	(17)
At May 31, 2018	$1,898	$1,052	$2,950
 (a)    North America & Australia (“NAA”)

(b)	Europe & Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2017	$927	$252	$1,179
Foreign currency translation adjustment	—	(3)	(3)
At May 31, 2018	$927	$248	$1,176

The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy, may result in a need to recognize an impairment charge.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2018	November 30, 2017
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$4	$3
Foreign currency zero cost collars (b)	Prepaid expenses and other	2	12
Total derivative assets		$6	$15
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$10	$13
	Other long-term liabilities	14	17
Interest rate swaps (c)	Accrued liabilities and other	9	10
	Other long-term liabilities	13	17
		46	57
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	13	95
	Other long-term liabilities	—	9
		13	104
Total derivative liabilities		$59	$161

(a)
At May 31, 2018 and November 30, 2017, we had foreign currency swaps totaling $316 million and $324 million, respectively, that are designated as hedges of our net investments in foreign operations with a euro-denominated functional currency. At May 31, 2018, these foreign currency swaps settle through September 2019.

(b)
At May 31, 2018 and November 30, 2017, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(c)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $429 million at May 31, 2018 and $479 million at November 30, 2017 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At May 31, 2018, these interest rate swaps settle through March 2025.

(d)
At May 31, 2018 and November 30, 2017, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	May 31, 2018
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$6	$—	$6	$(4)	$2
Liabilities	$59	$—	$59	$(4)	$54

	November 30, 2017
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$15	$—	$15	$(8)	$7
Liabilities	$161	$—	$161	$(8)	$153

The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2018	2017	2018	2017
Net investment hedges	$16	$(17)	$10	$(16)
Foreign currency zero cost collars – cash flow hedges	$(11)	$27	$(10)	$35
Interest rate swaps – cash flow hedges	$—	$3	$4	$4
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At May 31, 2018 and November 30, 2017, no collateral was required to be posted to or received from our fuel derivative counterparties.
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

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2018	2017	2018	2017
Unrealized gains (losses) on fuel derivatives, net	$50	$(2)	$82	$69
Realized losses on fuel derivatives, net	(9)	(51)	(25)	(96)
Gains (losses) on fuel derivatives, net	$41	$(53)	$57	$(27)
At May 31, 2018, our outstanding fuel derivatives consisted of zero cost collars on Brent as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices
Fiscal 2018
	January 2014	1,350	$75	$110
	October 2014	1,500	$80	$114
		2,850

(a)	Fuel derivatives mature evenly over each month in 2018.

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We have $5.8 billion and $876 million of euro- and sterling-denominated debt, respectively, including the effect of foreign currency swaps, which provides an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At May 31, 2018, for the following newbuilds, we had foreign currency zero cost collars for a portion of euro-denominated shipyard payments. These collars are designated as cash flow hedges.

	Entered Into	Matures in	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Nieuw Statendam	2016	November 2018	$1.05	$1.25
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At May 31, 2018, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $7.6 billion and relates to newbuilds scheduled to be delivered in 2019 through 2022 to non-euro functional currency brands.
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

We currently believe the risk of nonperformance by any of our significant counterparties is remote. At May 31, 2018, our exposures under foreign currency and fuel derivative contracts and interest rate swap agreements were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.
NOTE 5 – Segment Information
Beginning in the first quarter of 2018, we revised our operating segments due to changes in our internal reporting as a result of the recent strategic realignment of our business in Australia. The presentation of prior period segment information has been revised to reflect this change. Our operating segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President and Chief Executive Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. Our four reportable segments are comprised of (1) North America and Australia cruise operations (“NAA”), (2) Europe and Asia cruise operations (“EA”), (3) Cruise Support and (4) Tour and Other.

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

	Three Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2018
NAA	$2,836	$1,747	$338	$317	$433
EA	1,449	888	191	160	210
Cruise Support	31	11	64	25	(69)
Tour and Other	42	36	11	10	(14)
	$4,357	$2,681	$605	$512	$559
2017
NAA	$2,663	$1,596	$330	$301	$436
EA	1,212	796	161	134	120
Cruise Support	34	11	56	12	(45)
Tour and Other	37	33	6	9	(11)
	$3,945	$2,436	$553	$456	$500

	Six Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2018
NAA	$5,519	$3,405	$705	$617	$793
EA	2,952	1,892	379	316	364
Cruise Support	63	43	119	48	(147)
Tour and Other	55	50	17	19	(31)
	$8,589	$5,390	$1,221	$1,000	$978
2017
NAA	$5,180	$3,152	$663	$591	$774
EA	2,438	1,655	320	264	199
Cruise Support	72	17	111	23	(79)
Tour and Other	46	46	8	18	(26)
	$7,736	$4,870	$1,102	$896	$868

NOTE 6 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2018	2017	2018	2017
Net income for basic and diluted earnings per share	$561	$379	$951	$730
Weighted-average shares outstanding	714	724	715	724
Dilutive effect of equity plans	1	3	2	3
Diluted weighted-average shares outstanding	715	727	717	727
Basic earnings per share	$0.79	$0.52	$1.33	$1.01
Diluted earnings per share	$0.78	$0.52	$1.33	$1.00

NOTE 7 – Shareholders’ Equity
On April 10, 2018, the Boards of Directors approved a modification of the general authorization to repurchase Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”), which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. During the six months ended May 31, 2018, we repurchased 4.7 million shares of Carnival plc ordinary shares and 3.1 million shares of Carnival Corporation common stock for $312 million and $201 million, respectively, under the Repurchase Program. At May 31, 2018, the remaining availability under the Repurchase Program was $827 million.
During the three months ended May 31, 2018, our Boards of Directors declared a dividend to holders of Carnival Corporation common stock and Carnival plc ordinary shares of $0.50 per share, which was an increase from the prior dividend of $0.45 per share.

NOTE 8 – Property and Equipment

In March 2018, we sold an EA 700-passenger capacity ship.

In April 2018, we transferred an EA 1,300-passenger capacity ship under a bareboat charter agreement which was accounted for as a sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this document are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate,” “outlook,” and similar expressions of future intent or the negative of such terms.

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

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Available Lower Berth Days ("ALBDs") (in thousands) (a) (b)	20,690	20,397	41,151	40,421
Occupancy percentage (c)	105.7%	104.1%	105.2%	104.3%
Passengers carried (in thousands)	2,971	2,906	5,831	5,675
Fuel consumption in metric tons (in thousands)	819	830	1,640	1,649
Fuel consumption in metric tons per thousand ALBDs	39.6	40.7	39.9	40.8
Fuel cost per metric ton consumed	$455	$374	$446	$368
Currencies (USD to 1)
AUD	$0.77	$0.75	$0.77	$0.75
CAD	$0.78	$0.74	$0.79	$0.75
EUR	$1.21	$1.08	$1.21	$1.07
GBP	$1.38	$1.26	$1.38	$1.25
RMB	$0.16	$0.15	$0.16	$0.15

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

(b)
For the three months ended May 31, 2018 compared to the three months ended May 31, 2017, we had a 1.4% capacity increase in ALBDs comprised of a 2.1% capacity increase in our NAA segment and a 0.3% capacity increase in our EA segment.

Our NAA capacity increase was caused by:

•	Partial quarter impact from one Princess Cruises 3,560-passenger capacity ship that entered into service in April 2017

•	Partial quarter impact from one Carnival Cruise Line 3,970-passenger capacity ship that entered into service in April 2018

•	Partial quarter impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018

These increases were partially offset by the partial quarter impact from one P&O Cruises (Australia) 1,550-passenger capacity ship removed from service in April 2017.

Our EA segment’s capacity increase was caused by:

•	Full quarter impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in June 2017

These increases were partially offset by:

•	Partial quarter impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018

•	Partial quarter impact from one Costa Cruises 1,300-passenger capacity ship removed from service in April 2018

For the six months ended May 31, 2018 compared to the six months ended May 31, 2017, we had a 1.8% capacity increase in ALBDs comprised of a 1.8% capacity increase in our NAA segment and a 1.9% capacity increase in our EA segment.

Our NAA capacity increase was caused by:

•	Partial period impact from one Princess Cruises 3,560-passenger capacity ship that entered into service in April 2017

•	Partial period impact from one Carnival Cruise Line 3,970-passenger capacity ship that entered into service in April 2018

•	Partial period impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018

These increases were partially offset by the partial period impact from one P&O Cruises (Australia) 1,550-passenger capacity ship removed from service in April 2017.

Our EA segment’s capacity increase was caused by:

•	Full period impact from one AIDA Cruises 3,290-passenger capacity ship that entered into service in June 2017

These increases were partially offset by:

•	Partial period impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018

•	Partial period impact from one Costa Cruises 1,300-passenger capacity ship removed from service in April 2018

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2018 (“2018”) Compared to Three Months Ended May 31, 2017 (“2017”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 73% of our 2018 total revenues. Cruise passenger ticket revenues increased by $321 million, or 11%, to $3.2 billion in 2018 from $2.9 billion in 2017.

This increase was driven by:

•	$121 million - foreign currency translational impact from a weaker U.S. dollar against the functional currencies of our foreign operations (“foreign currency translational impact”)

•	$90 million - increase in cruise ticket revenues, driven primarily by price improvements in our European, Alaskan, China and various other programs including World Cruises

•	$44 million - increase in occupancy

•	$41 million - 1.4% capacity increase in ALBDs

•	$14 million - increase in air transportation revenues

The remaining 27% of 2018 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $86 million, or 8.3%, to $1.1 billion in 2018 from $1.0 billion in 2017.

This increase was driven by:
•$27 million - foreign currency translational impact
•$25 million - higher onboard spending by our guests
•$16 million - increase in occupancy
•$15 million - 1.4% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $25 million, or 10%, to $270 million in 2018 from $245 million in 2017.

NAA Segment

Cruise passenger ticket revenues made up 71% of our NAA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $129 million, or 6.8%, to $2.0 billion in 2018 compared to $1.9 billion in 2017.

This increase was driven by:

•	$82 million - increase in cruise ticket revenues, driven primarily by price improvements in the European and Alaskan programs

•	$40 million - 2.1% capacity increase in ALBDs

The remaining 29% of our NAA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $44 million, or 5.7%, to $815 million in 2018 from $771 million in 2017.

This increase was driven by:

•	$25 million - higher onboard spending by our guests

•	$16 million - 2.1% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $10 million, or 5.7%, to $193 million in 2018 from $183 million in 2017.

EA Segment

Cruise passenger ticket revenues made up 82% of our EA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $201 million, or 20%, to $1.2 billion in 2018 compared to $1.0 billion in 2017.

This increase was driven by:

•	$120 million - foreign currency translational impact

•	$50 million - increase in occupancy

•	$28 million - increase in cruise ticket revenues, driven primarily by price improvements in the European, China and various other programs including World Cruises

The remaining 18% of our EA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $36 million, or 16%, to $262 million in 2018 from $226 million in 2017.

This increase was caused by:

•	$27 million - foreign currency translational impact

•	$11 million - increase in occupancy

Concession revenues, which are included in onboard and other revenues, increased by $15 million, or 23%, to $77 million in 2018 from $63 million in 2017.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $245 million, or 10%, to $2.7 billion in 2018 from $2.4 billion in 2017.

This increase was caused by:

•	$82 million - foreign currency translational impact

•	$67 million - higher fuel prices

•	$48 million - higher dry-dock expenses and repair and maintenance expenses

•	$35 million - 1.4% capacity increase in ALBD

•	$23 million - higher commissions, transportation and other expenses

•	$14 million - increase in occupancy

These increases were offset by gains on ship sales of $25 million.

Selling and administrative expenses increased by $52 million, or 9.3%, to $605 million in 2018 from $553 million in 2017.

Depreciation and amortization expenses increased by $55 million, or 12%, to $512 million in 2018 from $456 million in 2017.

This increase was driven by:

•	$32 million - fleet enhancements and investments in shoreside assets

•	$17 million - foreign currency translational impact

NAA Segment

Operating costs and expenses increased by $152 million, or 9.5%, to $1.7 billion in 2018 from $1.6 billion in 2017.

This increase was driven by:

•	$45 million - higher fuel prices

•	$33 million - 2.1% capacity increase in ALBDs

•	$30 million - higher dry-dock expenses and repair and maintenance expenses

•	$21 million - higher commissions, transportation and other expenses

•	$11 million - higher port expenses

Selling and administrative expenses increased by $8 million, or 2.6%, to $338 million in 2018 from $330 million in 2017.

Depreciation and amortization expenses increased by $16 million, or 5.5%, to $317 million in 2018 from $301 million in 2017.

EA Segment

Operating costs and expenses increased by $92 million, or 12%, to $888 million in 2018 from $796 million in 2017.

This increase was caused by:

•	$81 million - foreign currency translational impact

•	$21 million - higher fuel prices

•	$15 million - increase in occupancy

•	$10 million - higher dry-dock expenses and repair and maintenance expenses

These increases were offset by gains on ship sales of $25 million.

Selling and administrative expenses increased by $30 million, or 19%, to $191 million in 2018 from $161 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $20 million.

Depreciation and amortization expenses increased by $25 million, or 19%, to $160 million in 2018 from $134 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $16 million.

Operating Income

Our consolidated operating income increased by $60 million, or 12%, to $559 million in 2018 from $500 million in 2017. Our NAA segment’s operating income decreased by $3 million, or 0.7%, to $433 million in 2018 from $436 million in 2017, and our EA segment’s operating income increased by $90 million, or 75%, to $210 million in 2018 from $120 million in 2017. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

	Three Months Ended May 31,
(in millions)	2018	2017
Unrealized gains (losses) on fuel derivatives, net	$50	$(2)
Realized losses on fuel derivatives, net	(9)	(51)
Gains (losses) on fuel derivatives, net	$41	$(53)

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Three Months Ended May 31,
(dollars in millions, except yields)	2018	2018 Constant Dollar	2017
Passenger ticket revenues	$3,193	$3,072	$2,872
Onboard and other revenues	1,122	1,094	1,036
Gross cruise revenues	4,315	4,167	3,908
Less cruise costs
Commissions, transportation and other	(577)	(551)	(513)
Onboard and other	(138)	(134)	(129)
	(716)	(685)	(642)
Net passenger ticket revenues	2,616	2,521	2,359
Net onboard and other revenues	984	961	907
Net cruise revenues	$3,599	$3,482	$3,266
ALBDs	20,689,903	20,689,903	20,396,773

Gross revenue yields	$208.55	$201.39	$191.59
% increase	8.8%	5.1%
Net revenue yields	$173.96	$168.28	$160.15
% increase	8.6%	5.1%
Net passenger ticket revenue yields	$126.43	$121.85	$115.66
% increase	9.3%	5.4%
Net onboard and other revenue yields	$47.54	$46.43	$44.49
% increase	6.9%	4.4%

	Three Months Ended May 31,
(dollars in millions, except yields)	2018	2018 Constant Currency	2017
Net passenger ticket revenues	$2,616	$2,508	$2,359
Net onboard and other revenues	984	965	907
Net cruise revenues	$3,599	$3,473	$3,266
ALBDs	20,689,903	20,689,903	20,396,773

Net revenue yields	$173.96	$167.84	$160.15
% increase	8.6%	4.8%
Net passenger ticket revenue yields	$126.43	$121.22	$115.66
% increase	9.3%	4.8%
Net onboard and other revenue yields	$47.54	$46.62	$44.49
% increase	6.9%	4.8%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Three Months Ended May 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Dollar	2017
Cruise operating expenses	$2,645	$2,563	$2,403
Cruise selling and administrative expenses	594	574	548
Gross cruise costs	3,239	3,137	2,951
Less cruise costs included above
Commissions, transportation and other	(577)	(551)	(513)
Onboard and other	(138)	(134)	(129)
(Losses) gains on ship sales and impairments	28	25	4
Restructuring expenses	—	—	—
Other	(1)	(1)	(1)
Net cruise costs	2,551	2,476	2,312
Less fuel	(373)	(373)	(310)
Net cruise costs excluding fuel	$2,178	$2,103	$2,002
ALBDs	20,689,903	20,689,903	20,396,773

Gross cruise costs per ALBD	$156.55	$151.63	$144.63
% increase	8.2%	4.8%
Net cruise costs excluding fuel per ALBD	$105.27	$101.65	$98.11
% increase	7.3%	3.6%

	Three Months Ended May 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Currency	2017
Net cruise costs excluding fuel	$2,178	$2,103	$2,002
ALBDs	20,689,903	20,689,903	20,396,773

Net cruise costs excluding fuel per ALBD	$105.27	$101.66	$98.11
% increase	7.3%	3.6%

Adjusted fully diluted earnings per share was computed as follows:

	Three Months Ended
	May 31,
(in millions, except per share data)	2018	2017
Net income
U.S. GAAP net income	$561	$379
Unrealized (gains) losses on fuel derivatives, net	(50)	2
Losses (gains) on ship sales and impairments	(28)	(4)
Restructuring expenses	—	—
Other	6	1
Adjusted net income	$489	$378
Weighted-average shares outstanding	715	727

Earnings per share
U.S. GAAP earnings per share	$0.78	$0.52
Unrealized (gains) losses on fuel derivatives, net	(0.07)	—
Losses (gains) on ship sales and impairments	(0.04)	—
Restructuring expenses	—	—
Other	0.01	—
Adjusted earnings per share	$0.68	$0.52

Net cruise revenues increased by $333 million, or 10%, to $3.6 billion in 2018 from $3.3 billion in 2017.
The increase was caused by:

•	$159 million - 4.8% increase in constant currency net revenue yields

•	$127 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$47 million - 1.4% capacity increase in ALBDs
The 4.8% increase in net revenue yields on a constant currency basis was due to a 4.8% increase in net passenger ticket revenue yields and a 4.8% increase in net onboard and other revenue yields.
The 4.8% increase in net passenger ticket revenue yields was driven primarily by price improvements in our European, Alaskan, China and various other programs including World Cruises. This 4.8% increase in net passenger ticket revenue yields was comprised of a 2.9% increase from our NAA segment and a 9.3% increase from our EA segment.
The 4.8% increase in net onboard and other revenue yields was comprised of a 4.1% increase from our NAA segment and a 4.5% increase from our EA segment.
Net cruise costs excluding fuel increased by $176 million, or 8.8%, to $2.2 billion in 2018 from $2.0 billion in 2017.
The increase was caused by:

•	$75 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$73 million - 3.6% increase in constant currency net cruise costs excluding fuel

•	$29 million - 1.4% capacity increase in ALBDs
Fuel costs increased by $62 million, or 20%, to $373 million in 2018 from $310 million in 2017. This increase was caused by higher fuel prices, which accounted for $66 million.

Six Months Ended May 31, 2018 (“2018”) Compared to Six Months Ended May 31, 2017 (“2017”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2018 total revenues. Cruise passenger ticket revenues increased by $666 million, or 12%, to $6.3 billion in 2018 from $5.7 billion in 2017.

This increase was caused by:

•	$270 million - foreign currency translational impact

•	$166 million - increase in cruise ticket revenues, driven primarily by price improvements in our Australian, European, China and various other programs including World Cruises

•	$103 million - 1.8% capacity increase in ALBDs

•	$50 million - increase in air transportation revenues

•	$48 million - increase in occupancy

•	$29 million - increase in other passenger revenue

The remaining 26% of 2018 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $178 million, or 8.9%, to $2.2 billion in 2018 from $2.0 billion in 2017.

This increase was driven by:

•	$60 million - foreign currency translational impact

•	$56 million - higher onboard spending by our guests

•	$36 million - 1.8% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $45 million, or 9.6%, to $517 million in 2018 from $472 million in 2017.

NAA Segment

Cruise passenger ticket revenues made up 71% of our NAA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $246 million, or 6.7%, to $3.9 billion in 2018 from $3.7 billion in 2017.

This increase was driven by:

•	$156 million - increase in cruise ticket revenues, driven primarily by price improvements in the Australian and European programs

•	$65 million - 1.8% capacity increase in ALBDs

The remaining 29% of our NAA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $94 million, or 6.3%, to $1.6 billion in 2018 from $1.5 billion in 2017.

The increase was driven by:

•	$59 million - higher onboard spending by our guest

•	$26 million - 1.8% capacity increase in ALBDs
Concession revenues, which are included in onboard and other revenues, increased by $20 million, or 5.8%, to $364 million in 2018 from $344 million in 2017.

EA Segment

Cruise passenger ticket revenues made up 82% of our EA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $432 million, or 22%, to $2.4 billion in 2018 from $2.0 billion in 2017.

This increase was caused by:

•	$264 million - foreign currency translational impact

•	$59 million - increase in occupancy

•	$45 million - increase in cruise ticket revenues, driven primarily by price improvements in the European, China and various other programs including World Cruises

•	$38 million - 1.9% capacity increase in ALBDs

•	$28 million - increase in air transportation revenues

The remaining 18% of our EA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $82 million, or 18%, to $528 million in 2018 from $446 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $58 million.

Concession revenues, which are included in onboard and other revenues, increased by $26 million, or 20%, to $153 million in 2018 from $127 million in 2017.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $520 million, or 11%, to $5.4 billion in 2018 from $4.9 billion in 2017.

This increase was driven by:

•	$190 million - foreign currency translational impact

•	$128 million - higher fuel prices

•	$87 million - 1.8% capacity increase in ALBD

•	$62 million - higher commissions, transportation and other expenses

•	$42 million - higher dry-dock expenses and repairs and maintenance expenses

These increases were offset by gains on ship sales of $25 million.

Selling and administrative expenses increased by $118 million, or 11%, to $1.2 billion in 2018 from $1.1 billion in 2017.

This increase was driven by:

•	$51 million - higher administrative expenses

•	$42 million - foreign currency translational impact

•	$20 million - 1.8% capacity increase in ALBD

Depreciation and amortization expenses increased by $104 million, or 12%, to $1.0 billion in 2018 from $0.9 billion in 2017.

This increase was driven by:

•	$52 million - fleet enhancements and investments in shoreside assets

•	$36 million - foreign currency translational impact

NAA Segment

Operating costs and expenses increased by $252 million, or 8.0%, to $3.4 billion in 2018 from $3.2 billion in 2017.

This increase was driven by:

•	$87 million - higher fuel prices

•	$56 million - 1.8% capacity increase in ALBDs

•	$36 million - higher commissions, transportation and other expenses

•	$28 million - higher dry-dock expenses and repairs and maintenance expenses

•	$22 million - higher port expenses

Selling and administrative expenses increased by $43 million, or 6.5%, to $705 million in 2018 from $663 million in 2017.

Depreciation and amortization expenses increased by $27 million, or 4.5%, to $617 million in 2018 from $591 million in 2017.

EA Segment

Operating costs and expenses increased by $238 million, or 14%, to $1.9 billion in 2018 from $1.7 billion in 2017.

This increase was caused by:

•	$185 million - foreign currency translational impact

•	$40 million - higher fuel prices

•	$31 million - 1.9% capacity increase in ALBDs

•	$29 million - higher commissions, transportation and other expenses

These increases were partially offset by gains on ship sales of $25 million.

Selling and administrative expenses increased by $59 million, or 18% to $379 million in 2018 from $320 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $41 million.

Depreciation and amortization expenses increased by $52 million, or 20%, to $316 million in 2018 from $264 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $34 million.

Operating Income

Our consolidated operating income increased by $110 million, or 13%, to $978 million in 2018 from $868 million in 2017. Our NAA segment’s operating income increased by $18 million, or 2.4%, to $793 million in 2018 from $774 million in 2017, and our EA segment’s operating income increased by $165 million, or 83%, to $364 million in 2018 from $199 million in 2017. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

	Six Months Ended May 31,
(in millions)	2018	2017
Unrealized gains on fuel derivatives, net	$82	$69
Realized losses on fuel derivatives, net	(25)	(96)
Gains (losses) on fuel derivatives, net	$57	$(27)

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Six Months Ended May 31,
(dollars in millions, except yields)	2018	2018 Constant Dollar	2017
Passenger ticket revenues	$6,341	$6,072	$5,676
Onboard and other revenues	2,192	2,132	2,014
Gross cruise revenues	8,534	8,204	7,690
Less cruise costs
Commissions, transportation and other	(1,240)	(1,173)	(1,082)
Onboard and other	(278)	(269)	(253)
	(1,518)	(1,441)	(1,335)
Net passenger ticket revenues	5,101	4,899	4,594
Net onboard and other revenues	1,914	1,863	1,761
Net cruise revenues	$7,015	$6,762	$6,355
ALBDs	41,151,485	41,151,485	40,420,819

Gross revenue yields	$207.38	$199.35	$190.25
% increase	9.0%	4.8%
Net revenue yields	$170.48	$164.32	$157.21
% increase	8.4%	4.5%
Net passenger ticket revenue yields	$123.96	$119.05	$113.65
% increase	9.1%	4.7%
Net onboard and other revenue yields	$46.52	$45.28	$43.56
% increase	6.8%	3.9%

	Six Months Ended May 31,
(dollars in millions, except yields)	2018	2018 Constant Currency	2017
Net passenger ticket revenues	$5,101	$4,882	$4,594
Net onboard and other revenues	1,914	1,871	1,761
Net cruise revenues	$7,015	$6,753	$6,355
ALBDs	41,151,485	41,151,485	40,420,819

Net revenue yields	$170.48	$164.10	$157.21
% increase	8.4%	4.4%
Net passenger ticket revenue yields	$123.96	$118.64	$113.65
% increase	9.1%	4.4%
Net onboard and other revenue yields	$46.52	$45.45	$43.56
% increase	6.8%	4.3%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Six Months Ended May 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Dollar	2017
Cruise operating expenses	$5,340	$5,151	$4,824
Cruise selling and administrative expenses	1,203	1,161	1,094
Gross cruise costs	6,544	6,312	5,918
Less cruise costs included above
Commissions, transportation and other	(1,240)	(1,173)	(1,082)
Onboard and other	(278)	(269)	(253)
(Losses) gains on ship sales and impairments	12	8	4
Restructuring expenses	—	—	—
Other	(1)	(1)	—
Net cruise costs	5,037	4,877	4,587
Less fuel	(731)	(731)	(607)
Net cruise costs excluding fuel	$4,305	$4,146	$3,980
ALBDs	41,151,485	41,151,485	40,420,819

Gross cruise costs per ALBD	$159.02	$153.38	$146.42
% increase	8.6%	4.8%
Net cruise costs excluding fuel per ALBD	$104.60	$100.75	$98.46
% increase	6.2%	2.3%

	Six Months Ended May 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Currency	2017
Net cruise costs excluding fuel	$4,305	$4,144	$3,980
ALBDs	41,151,485	41,151,485	40,420,819

Net cruise costs excluding fuel per ALBD	$104.60	$100.71	$98.46
% increase	6.2%	2.3%

Adjusted fully diluted earnings per share was computed as follows:

	Six Months Ended
	May 31,
(in millions, except per share data)	2018	2017
Net income
U.S. GAAP net income	$951	$730
Unrealized (gains) losses on fuel derivatives, net	(82)	(69)
Losses (gains) on ship sales and impairments	(12)	(4)
Restructuring expenses	—	—
Other	6	—
Adjusted net income	$864	$657
Weighted-average shares outstanding	717	727

Earnings per share
U.S. GAAP earnings per share	$1.33	$1.00
Unrealized (gains) losses on fuel derivatives, net	(0.11)	(0.10)
Losses (gains) on ship sales and impairments	(0.02)	—
Restructuring expenses	—	—
Other	0.01	—
Adjusted earnings per share	$1.21	$0.90

Net cruise revenues increased by $660 million, or 10%, to $7.0 billion in 2018 from $6.4 billion in 2017.
The increase was caused by:

•	$283 million - 4.4% increase in constant currency net revenue yields

•	$263 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$115 million - 1.8% capacity increase in ALBDs
The 4.4% increase in net revenue yields on a constant currency basis was due to a 4.4% increase in net passenger ticket revenue yields and a 4.3% increase in net onboard and other revenue yields.
The 4.4% increase in net passenger ticket revenue yields was driven primarily by price improvements in our Australian, European, China and various other programs including World Cruises. This 4.4% increase in net passenger ticket revenue yields was comprised of a 3.4% increase from our NAA segment and a 6.9% increase from our EA segment.
The 4.3% increase in net onboard and other revenue yields was caused by similar increases in our NAA and EA segments.
Net cruise costs excluding fuel increased by $325 million, or 8.2%, to $4.3 billion in 2018 from $4.0 billion in 2017.
The increase was caused by:

•	$160 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$93 million - 2.3% increase in constant currency net cruise costs excluding fuel

•	$72 million - 1.8% capacity increase in ALBDs
Net cruise costs excluding fuel per ALBD increased by 2.3%.
Fuel costs increased by $124 million, or 21%, to $731 million in 2018 from $607 million in 2017. This was caused by higher fuel prices, which accounted for $127 million.

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

We had a working capital deficit of $7.0 billion as of May 31, 2018 compared to a working capital deficit of $7.2 billion as of November 30, 2017. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, invest in long term investments or any other use of cash. Included within our working capital deficit are $5.3 billion and $4.0 billion of customer deposits as of May 31, 2018 and November 30, 2017, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $3.1 billion of net cash from operations during the six months ended May 31, 2018, an increase of $238 million, or 8.4%, compared to $2.8 billion for the same period in 2017. This increase was caused by an increase in our revenues less expenses settled in cash and an increase in customer deposits.

Investing Activities
During the six months ended May 31, 2018, net cash used in investing activities was $2.1 billion. This was caused by:

•	Capital expenditures of $1.2 billion for our ongoing new shipbuilding program

•	Capital expenditures of $965 million for ship improvements and replacements, information technology and buildings and improvements

•	Proceeds from sale of ships of $102 million

•	Payments of $34 million for fuel derivative settlements

During the six months ended May 31, 2017, net cash used in investing activities was $1.9 billion. This was caused by:

•	Capital expenditures of $945 million for our ongoing new shipbuilding program

•	Capital expenditures of $955 million for ship improvements and replacements, information technology and buildings and improvements

•	Payments of $99 million for fuel derivative settlements

Financing Activities
During the six months ended May 31, 2018, net cash used in financing activities of $339 million was substantially due to the following:

•	Net proceeds of short-term borrowings of $398 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $1.2 billion of long-term debt

•	Issuances of $1.6 billion of long-term debt under a term loan

•	Payments of cash dividends of $646 million

•	Purchases of $513 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the six months ended May 31, 2017, net cash used in financing activities of $935 million was substantially due to the following:

•	Net proceeds of short-term borrowings of $182 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $907 million of long-term debt

•	Issuances of $100 million of long-term debt under a term loan

•	Proceeds of $367 million of long-term debt under an export credit facility

•	Payments of cash dividends of $507 million

•	Purchases of $152 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program

Future Commitments and Funding Sources
Our total annual capital expenditures consist of ships under contract for construction and estimated improvements to existing ships and shoreside assets which are currently expected to be:

(in billions)	2018	2019	2020	2021	2022	2023
Total annual capital expenditures	$4.5	$5.4	$5.4	$5.0	$4.3	$2.4
The year-over-year percentage increases in our annual capacity are expected to result primarily from contracted new ships entering service and are currently expected to be:

	2018	2019	2020	2021	2022	2023
Annual capacity increase (a)	2.0%	5.6%	7.1%	7.9%	4.6%	3.9%
(a)     These percentage increases include only contracted ship orders and dispositions.

At May 31, 2018, we had liquidity of $13.7 billion. Our liquidity consisted of $781 million of cash and cash equivalents, which excludes $272 million of cash used for current operations, $2.3 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $10.6 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2018	2019	2020	2021	2022
Availability of committed future financing at May 31, 2018	$1.3	$2.6	$2.9	$2.9	$1.0

At May 31, 2018, all of our revolving credit facilities are scheduled to mature in 2021, except for $300 million that matures in 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At May 31, 2018, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 4 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks” in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Form 10-K.

Operational Currency Risks

Our operations primarily utilize the U.S. dollar, Australian dollar, euro or sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates will affect our financial statements.

Based on a 10% change in all currency exchange rates that were used in our June 25, 2018 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.13 per share for the remaining two quarters of 2018

•	$0.07 per share for the third quarter of 2018

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

May 31, 2018
Fixed rate	28%
EUR fixed rate	30%
Floating rate	5%
EUR floating rate	29%
GBP floating rate	9%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our June 25, 2018 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.12 per share for the remaining two quarters of 2018

•	$0.06 per share for the third quarter of 2018

Based on a 10% change in Brent prices versus the current spot price that was used to calculate realized gains (losses) on fuel derivatives in our June 25, 2018 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.01 per share for the remaining two quarters of 2018

•	$0.00 per share for the third quarter of 2018

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2018, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
As previously disclosed, on May 19, 2017, Holland America Line and Princess Cruises notified the National Oceanic and Atmospheric Administration regarding discharges made by certain vessels in the recently expanded area of the National Marine Sanctuary in the Farallones Island. We believe the ultimate outcome of any investigation will not have a material impact on our consolidated financial statements.
On May 15, 2018, we received a Citation en Matiere Correctionnelle under which the Marseilles, France Public Prosecutor alleged that Carnival plc and the captain of P&O Cruises’ Azura breached the French Environmental Code governing the sulfur content of fuel used during the vessel’s passage through French territorial waters on March 28 and 29, 2018. Under the proceeding, the Tribunal de Grande Instance may impose a fine of up to €200,000 per defendant, among other sanctions. We believe that we have meritorious defense to this claim. We also believe that the ultimate outcome of the proceedings will not have a material impact on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Program

Under a share repurchase program effective 2004, we are authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). On April 10, 2018, the Boards of Directors approved a modification of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended May 31, 2018, repurchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (in millions)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
March 1, 2018 through March 31, 2018	—	$64.99	$288
April 1, 2018 through April 30, 2018	1.4	$64.67	$928
May 1, 2018 through May 31, 2018	1.6	$63.66	$827
Total	2.9	$64.13

During the three months ended May 31, 2018, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
March 1, 2018 through March 31, 2018	1.3	$65.21	$288
April 1, 2018 through April 30, 2018	0.4	$64.44	$928
May 1, 2018 through May 31, 2018	—	$—	$827
Total	1.7	$65.02
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

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended May 31, 2018, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

C. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap Programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 20.9 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2019 annual general meeting or July 10, 2019.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc	8-K	3.3	4/20/2009

Material contracts
10.1	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan				X
10.2	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, as filed with the Securities and Exchange Commission on June 25, 2018, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and six months ended May 31, 2018 and 2017;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2018 and 2017;				X
	(iii) the Consolidated Balance Sheets at May 31, 2018 and November 30, 2017;				X
	(iv) the Consolidated Statements of Cash Flows for the three and six months ended May 31, 2018 and 2017 and				X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: June 25, 2018		Date: June 25, 2018