Form 10-Q
period 2018-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2018-09-27
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At September 20, 2018, Carnival Corporation had outstanding 526,850,769 shares of Common Stock, $0.01 par value.
At September 20, 2018, Carnival plc had outstanding 198,323,911 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 526,850,769 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues
Cruise
Passenger ticket	$4,353	$4,138	$10,694	$9,814
Onboard and other	1,316	1,223	3,509	3,237
Tour and other	167	154	222	200
	5,836	5,515	14,425	13,251
Operating Costs and Expenses
Cruise
Commissions, transportation and other	760	699	2,000	1,781
Onboard and other	207	184	485	438
Payroll and related	537	520	1,638	1,552
Fuel	434	307	1,166	914
Food	275	270	804	774
Other ship operating	655	947	2,115	2,293
Tour and other	90	86	140	132
	2,958	3,013	8,348	7,884
Selling and administrative	573	547	1,794	1,649
Depreciation and amortization	511	473	1,510	1,368
Goodwill and trademark impairment	—	89	—	89
	4,042	4,122	11,653	10,990
Operating Income	1,794	1,393	2,772	2,261
Nonoperating Income (Expense)
Interest income	5	3	10	7
Interest expense, net of capitalized interest	(49)	(49)	(147)	(150)
Gains (losses) on fuel derivatives, net	4	7	61	(19)
Other (expense) income, net	(9)	14	2	7
	(50)	(25)	(74)	(155)
Income Before Income Taxes	1,744	1,368	2,699	2,106
Income Tax Expense, Net	(37)	(39)	(40)	(46)
Net Income	$1,707	$1,329	$2,659	$2,060
Earnings Per Share
Basic	$2.42	$1.84	$3.73	$2.85
Diluted	$2.41	$1.83	$3.72	$2.84
Dividends Declared Per Share	$0.50	$0.40	$1.45	$1.15
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Net Income	$1,707	$1,329	$2,659	$2,060
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	15	285	(50)	543
Other	—	24	(9)	66
Other Comprehensive Income (Loss)	14	309	(59)	609
Total Comprehensive Income	$1,722	$1,638	$2,600	$2,669
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2018	November 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$526	$395
Trade and other receivables, net	366	312
Inventories	405	387
Prepaid expenses and other	458	502
Total current assets	1,755	1,596
Property and Equipment, Net	35,178	34,430
Goodwill	2,949	2,967
Other Intangibles	1,182	1,200
Other Assets	689	585
	$41,753	$40,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$632	$485
Current portion of long-term debt	688	1,717
Accounts payable	666	762
Accrued liabilities and other	1,616	1,877
Customer deposits	4,418	3,958
Total current liabilities	8,020	8,800
Long-Term Debt	8,297	6,993
Other Long-Term Liabilities	783	769
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 656 shares at 2018 and 655 shares at 2017 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2018 and 2017 issued	358	358
Additional paid-in capital	8,741	8,690
Retained earnings	24,921	23,292
Accumulated other comprehensive loss	(1,840)	(1,782)
Treasury stock, 129 shares at 2018 and 122 shares at 2017 of Carnival Corporation and 44 shares at 2018 and 32 shares at 2017 of Carnival plc, at cost	(7,533)	(6,349)
Total shareholders’ equity	24,654	24,216
	$41,753	$40,778
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$2,659	$2,060
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,510	1,368
Impairments	16	392
(Gains) losses on fuel derivatives, net	(61)	19
Share-based compensation	49	48
Other, net	(22)	52
	4,151	3,939
Changes in operating assets and liabilities
Receivables	(61)	(1)
Inventories	(19)	(18)
Prepaid expenses and other	76	(1)
Accounts payable	(94)	(101)
Accrued liabilities and other	(166)	25
Customer deposits	549	455
Net cash provided by operating activities	4,436	4,298
INVESTING ACTIVITIES
Purchases of property and equipment	(2,784)	(2,296)
Proceeds from sales of ships	282	—
Payments of fuel derivative settlements	(37)	(157)
Other, net	(67)	34
Net cash used in investing activities	(2,606)	(2,419)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	182	(335)
Principal repayments of long-term debt	(1,271)	(1,012)
Proceeds from issuance of long-term debt	1,618	467
Dividends paid	(1,003)	(797)
Purchases of treasury stock	(1,205)	(305)
Other, net	(28)	(22)
Net cash used in financing activities	(1,707)	(2,004)
Effect of exchange rate changes on cash and cash equivalents	7	11
Net increase (decrease) in cash and cash equivalents	131	(114)
Cash and cash equivalents at beginning of period	395	603
Cash and cash equivalents at end of period	$526	$489
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

Basis of Presentation
The Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2018 and 2017, the Consolidated Balance Sheet at August 31, 2018 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2018 and 2017 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2017 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2018. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

The FASB issued guidance, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“U.S. GAAP”). The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in U.S. GAAP. This guidance is required to be adopted by us in the first quarter of 2019. We have elected the modified retrospective adoption method which requires entities to apply the new revenue standard only to the current period consolidated financial statements and record a cumulative-effect adjustment to the December 1, 2018 opening balance of retained earnings, if any. We are substantially complete with our evaluation of changes to our revenues using the model supported by the new revenue standard. The adoption of this guidance will result in the gross presentation of prepaid travel agent commissions, shore excursions and other onboard revenues and costs, all of which were historically presented net, and will require additional disclosures. It is not expected to have a material impact to the timing of our recognition of revenues.

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

The FASB issued guidance, Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is required to be adopted by us in the first quarter of 2020 and must be applied using a modified retrospective approach which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the current period consolidated financial statements. Early adoption is permitted. The initial adoption of this guidance is expected to increase both our total assets and total liabilities, reflecting the lease rights and obligations arising from our lease arrangements, and will require additional disclosures. We are currently evaluating if this guidance will have any other impact on our consolidated financial statements.

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

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $174 million and $161 million and $465 million and $440 million for the three and nine months ended August 31, 2018 and 2017, respectively.

NOTE 2 – Unsecured Debt

At August 31, 2018, our short-term borrowings consisted of euro- denominated commercial paper of $398 million and a euro-denominated bank loan of $234 million due in 2019. For the nine months ended August 31, 2018 and 2017, we had borrowings of $2 million and $111 million and repayments of $2 million and $364 million of commercial paper with original maturities greater than three months.

In December 2017, we repaid a $500 million bond and borrowed $469 million under a sterling-denominated floating rate bank loan due in 2022.

In January 2018, we repaid $365 million of euro-denominated floating rate bank loans prior to their 2018 and 2021 maturity dates.

In March 2018, we borrowed $370 million under a euro-denominated floating rate bank loan due in 2020 and borrowed $567 million under an export credit facility due in semi-annual installments through 2030.

In April 2018, we borrowed $229 million under an export credit facility due in semi-annual installments through 2030.

In June 2018, we entered into a $914 million export credit facility, which may be drawn in euro or U.S. dollars in 2022 and will be due in semi-annual installments through 2034. The interest rate on this export credit facility can be fixed or floating, at our discretion.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2018				November 30, 2017
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$136	$—	$37	$98	$126	$—	$49	$75
Total	$136	$—	$37	$98	$126	$—	$49	$75
Liabilities
Fixed rate debt (b)	$5,308	$—	$5,463	$—	$5,588	$—	$5,892	$—
Floating rate debt (b)	4,372	—	4,409	—	3,658	—	3,697	—
Total	$9,680	$—	$9,872	$—	$9,246	$—	$9,589	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2018			November 30, 2017
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$526	$—	$—	$395	$—	$—
Restricted cash	15	—	—	26	—	—
Marketable securities held in rabbi trusts (a)	6	—	—	97	—	—
Derivative financial instruments	—	5	—	—	15	—
Total	$547	$5	$—	$518	$15	$—
Liabilities
Derivative financial instruments	$—	$40	$—	$—	$161	$—
Total	$—	$40	$—	$—	$161	$—

(a)	The use of marketable securities held in rabbi trusts is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

	Goodwill
(in millions)	NAA (a) Segment	EA (b) Segment	Total
At November 30, 2017	$1,898	$1,069	$2,967
Foreign currency translation adjustment	—	(18)	(18)
At August 31, 2018	$1,898	$1,050	$2,949
(a)    North America & Australia (“NAA”)
(b)    Europe & Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2017	$927	$252	$1,179
Foreign currency translation adjustment	—	(5)	(5)
At August 31, 2018	$927	$247	$1,174

The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy, may result in a need to recognize an impairment charge.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2018	November 30, 2017
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$5	$3
Foreign currency zero cost collars (b)	Prepaid expenses and other	—	12
Total derivative assets		$5	$15
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$—	$13
	Other long-term liabilities	13	17
Interest rate swaps (c)	Accrued liabilities and other	8	10
	Other long-term liabilities	13	17
		35	57
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	6	95
	Other long-term liabilities	—	9
		6	104
Total derivative liabilities		$40	$161

(a)
At August 31, 2018 and November 30, 2017, we had foreign currency swaps totaling $160 million and $324 million, respectively, that are designated as hedges of our net investments in foreign operations with a euro-denominated functional currency. At August 31, 2018, this foreign currency swap settles in September 2019.

(b)
At August 31, 2018 and November 30, 2017, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(c)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $422 million at August 31, 2018 and $479 million at November 30, 2017 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At August 31, 2018, these interest rate swaps settle through March 2025.

(d)
At August 31, 2018 and November 30, 2017, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	August 31, 2018
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$5	$—	$5	$(5)	$—
Liabilities	$40	$—	$40	$(5)	$36

	November 30, 2017
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$15	$—	$15	$(8)	$7
Liabilities	$161	$—	$161	$(8)	$153

The effective gain (loss) portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2018	2017	2018	2017
Net investment hedges	$3	$(17)	$13	$(33)
Foreign currency zero cost collars – cash flow hedges	$(1)	$17	$(11)	$52
Interest rate swaps – cash flow hedges	$1	$1	$5	$5
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require cash collateral to be posted or received to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At August 31, 2018 and November 30, 2017, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant.
Financial Risks
Fuel Price Risks
Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through ship maintenance practices, modifying our itineraries and implementing innovative technologies. We are also adding new, more fuel efficient ships to our fleet and are strategically disposing of less fuel efficient ships. We have Brent call options and Brent put options, collectively referred to as zero cost collars, that establish ceiling and floor prices and mitigate a portion of our economic risk attributable to potential fuel price increases through the end of 2018.

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2018	2017	2018	2017
Unrealized gains on fuel derivatives, net	$8	$65	$90	$134
Realized losses on fuel derivatives, net	(4)	(57)	(29)	(153)
Gains (losses) on fuel derivatives, net	$4	$7	$61	$(19)

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. We have $5.5 billion and $861 million of euro- and sterling-denominated debt, respectively, including the effect of foreign currency swaps, which provides an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At August 31, 2018, for the following newbuild, we had foreign currency zero cost collars for a portion of euro-denominated shipyard payments. These collars are designated as cash flow hedges.

	Entered Into	Matures in	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Nieuw Statendam	2016	November 2018	$1.05	$1.25
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At August 31, 2018, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $10.5 billion and relates to newbuilds scheduled to be delivered in 2019 through 2025.
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

We currently believe the risk of nonperformance by any of our significant counterparties is remote. At August 31, 2018, our exposures under foreign currency and fuel derivative contracts and interest rate swap agreements were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.

NOTE 5 – Segment Information
Beginning in the first quarter of 2018, we revised our operating segments due to changes in our internal reporting as a result of the recent strategic realignment of our business in Australia. The presentation of prior period segment information has been revised to reflect this change. Our operating segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President and Chief Executive Officer of Carnival Corporation and Carnival plc. The CODM assesses performance and makes decisions to allocate resources for Carnival Corporation & plc based upon review of the results across all of our segments. Our four reportable segments are comprised of (1) NAA cruise operations, (2) EA cruise operations, (3) Cruise Support and (4) Tour and Other.

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

	Three Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2018
NAA	$3,805	$1,981	$333	$323	$1,168
EA	1,832	891	172	150	621
Cruise Support	31	(4)	64	28	(57)
Tour and Other	167	90	4	10	62
	$5,836	$2,958	$573	$511	$1,794
2017
NAA	$3,565	$1,920	$320	$303	$933	(a)
EA	1,767	1,007	158	147	455
Cruise Support	28	—	65	13	(50)
Tour and Other	155	86	4	10	55
	$5,515	$3,013	$547	$473	$1,393

	Nine Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2018
NAA	$9,325	$5,385	$1,039	$940	$1,961
EA	4,784	2,783	551	466	984
Cruise Support	94	40	183	76	(204)
Tour and Other	222	140	22	29	31
	$14,425	$8,348	$1,794	$1,510	$2,772
2017
NAA	$8,744	$5,073	$982	$893	$1,708	(a)
EA	4,206	2,661	475	411	658
Cruise Support	101	18	180	36	(133)
Tour and Other	200	132	12	28	28
	$13,251	$7,884	$1,649	$1,368	$2,261

(a) Includes $89 million of impairment charges related to NAA’s goodwill and trademarks.

NOTE 6 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2018	2017	2018	2017
Net income for basic and diluted earnings per share	$1,707	$1,329	$2,659	$2,060
Weighted-average shares outstanding	706	723	712	724
Dilutive effect of equity plans	2	3	2	3
Diluted weighted-average shares outstanding	707	726	714	727
Basic earnings per share	$2.42	$1.84	$3.73	$2.85
Diluted earnings per share	$2.41	$1.83	$3.72	$2.84

NOTE 7 – Shareholders’ Equity
Effective August 27, 2018, the company approved a modification of the general authorization to repurchase Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”), which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. During the nine months ended August 31, 2018, we repurchased 11.8 million shares of Carnival plc ordinary shares and 7.8 million shares of Carnival Corporation common stock for $726 million and $475 million, respectively, under the Repurchase Program. At August 31, 2018, the remaining availability under the Repurchase Program was $987 million.
During the three months ended August 31, 2018, our Boards of Directors declared a dividend to holders of Carnival Corporation common stock and Carnival plc ordinary shares of $0.50 per share.

NOTE 8 – Property and Equipment

In March 2018, we sold and transferred an EA segment 700-passenger capacity ship.

In April 2018, we sold and transferred an EA segment 1,300-passenger capacity ship.

In June 2018, we sold an NAA segment 840-passenger capacity ship. The ship will be transferred to the buyer in July 2019.

In June 2018, we sold an EA segment 1,880-passenger capacity ship. The ship will be transferred to the buyer in August 2019.

In August 2018, we sold an NAA segment 1,680-passenger capacity ship. The ship will be transferred to the buyer in March 2019.

NOTE 9 – Other Assets

In July 2018, we acquired a minority interest in the White Pass & Yukon Route (“White Pass”) division of TWC Enterprises Ltd. that includes White Pass’ port, railroad and retail operations in Skagway, Alaska.

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

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	21,475	21,120	62,626	61,541
Occupancy percentage (c)	112.6%	111.3%	107.8%	106.7%
Passengers carried (in thousands)	3,562	3,441	9,393	9,116
Fuel consumption in metric tons (in thousands)	818	814	2,458	2,463
Fuel consumption in metric tons per thousand ALBDs	38.1	38.5	39.3	40.0
Fuel cost per metric ton consumed	$531	$378	$474	$371
Currencies (USD to 1)
AUD	$0.74	$0.78	$0.76	$0.76
CAD	$0.76	$0.78	$0.78	$0.76
EUR	$1.16	$1.15	$1.20	$1.11
GBP	$1.31	$1.29	$1.36	$1.27
RMB	$0.15	$0.15	$0.15	$0.15

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

(b)
For the three months ended August 31, 2018 compared to the three months ended August 31, 2017, we had a 1.7% capacity increase in ALBDs comprised of a 3.1% capacity increase in our NAA segment and a 0.8% capacity decrease in our EA segment.

Our NAA segment’s capacity increase was caused by:

•	Full quarter impact from one Carnival Cruise Line 3,970-passenger capacity ship that entered into service in April 2018

•	Full quarter impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018

Our EA segment’s capacity decrease was caused by:

•	Full quarter impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018

•	Full quarter impact from one Costa Cruises 1,300-passenger capacity ship removed from service in April 2018

For the nine months ended August 31, 2018 compared to the nine months ended August 31, 2017, we had a 1.8% capacity increase in ALBDs comprised of a 2.2% capacity increase in our NAA segment and a 1.0% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by:

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

This increase was partially offset by:

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

Three Months Ended August 31, 2018 (“2018”) Compared to Three Months Ended August 31, 2017 (“2017”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 75% of our 2018 total revenues. Cruise passenger ticket revenues increased by $215 million, or 5.2%, to $4.4 billion in 2018 from $4.1 billion in 2017.

This increase was driven by:

•	$70 million - 1.7% capacity increase in ALBDs

•	$50 million - increase in cruise ticket revenues, driven primarily by price improvements in our European and China programs, partially offset by decrease in our Caribbean program

•	$48 million - increase in occupancy

•	$30 million - increase in air transportation revenues

•	$11 million - foreign currency translational impact from a weaker U.S. dollar against the functional currencies of our foreign operations (“foreign currency translational impact”)

The remaining 25% of 2018 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $93 million, or 7.6%, to $1.3 billion in 2018 from $1.2 billion in 2017.

This increase was caused by:
•$36 million - higher onboard spending by our guests
•$22 million - increase in other revenues
•$21 million - 1.7% capacity increase in ALBDs
•$14 million - increase in occupancy

Concession revenues, which are included in onboard and other revenues, increased by $20 million, or 6.0%, to $350 million in 2018 from $331 million in 2017.

NAA Segment

Cruise passenger ticket revenues made up 75% of our NAA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $168 million, or 6.3%, to $2.8 billion in 2018 compared to $2.7 billion in 2017.

This increase was caused by:

•	$84 million - 3.1% capacity increase in ALBDs

•	$35 million - increase in cruise ticket revenues, driven primarily by price improvements in the European program, partially offset by the Caribbean program

•	$30 million - increase in air transportation revenues

•	$20 million - increase in occupancy

The remaining 25% of our NAA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $73 million, or 8.1%, to $969 million in 2018 from $897 million in 2017.

This increase was driven by:

•	$28 million - 3.1% capacity increase in ALBDs

•	$22 million - higher onboard spending by our guests

•	$18 million - increase in other revenues

Concession revenues, which are included in onboard and other revenues, increased by $17 million, or 7.5%, to $251 million in 2018 from $233 million in 2017.

EA Segment

Cruise passenger ticket revenues made up 83% of our EA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $53 million, or 3.6%, to $1.5 billion in 2018 compared to $1.5 billion in 2017.

This increase was caused by:

•	$26 million - increase in occupancy

•	$19 million - increase in cruise ticket revenues, driven primarily by price improvements in the European and China programs

•	$15 million - foreign currency translational impact

These increases were partially offset by a 0.8% capacity decrease in ALBDs, which accounted for $12 million.

The remaining 17% of our EA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $12 million, or 4.1%, to $305 million in 2018 from $292 million in 2017.

Concession revenues, which are included in onboard and other revenues, increased by $2 million, or 2.2%, to $100 million in 2018 from $97 million in 2017.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $55 million, or 1.8%, to $3.0 billion in 2018 from $3.0 billion in 2017.

This decrease was caused by:

•	$304 million - ship impairments in 2017

•	$26 million - gains on ship sales in 2018

This decrease was partially offset by:

•	$126 million - higher fuel prices

•	$49 million - 1.7% capacity increase in ALBD

•	$39 million - higher commissions, transportation and other expenses

•	$17 million - higher onboard and other expenses

•	$14 million - higher dry-dock expenses and repair and maintenance expenses

•	$13 million - increase in occupancy

Selling and administrative expenses increased by $26 million, or 4.8%, to $573 million in 2018 from $547 million in 2017.

Depreciation and amortization expenses increased by $38 million, or 7.9%, to $511 million in 2018 from $473 million in 2017.

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during 2017.

NAA Segment

Operating costs and expenses increased by $61 million, or 3.2%, to $2.0 billion in 2018 from $1.9 billion in 2017.

This increase was caused by:

•	$84 million - higher fuel prices

•	$60 million - 3.1% capacity increase in ALBDs

•	$40 million - higher commissions, transportation and other expenses

•	$15 million - higher onboard and other expenses

•	$13 million - higher dry-dock expenses and repair and maintenance expenses

•	$12 million - higher cruise payroll and related expenses

These increases were partially offset by:

•	$162 million - ship impairments in 2017

Selling and administrative expenses increased by $13 million, or 4.1%, to $333 million in 2018 from $320 million in 2017.

Depreciation and amortization expenses increased by $20 million, or 6.8%, to $323 million in 2018 from $303 million in 2017.

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during 2017.

EA Segment

Operating costs and expenses decreased by $116 million, or 12%, to $0.9 billion in 2018 from $1.0 billion in 2017.

This decrease was caused by:

•	$141 million - ship impairments in 2017

•	$10 million - lower dry-dock expenses and repair and maintenance expenses

These decreases were partially offset by:

•	$40 million - higher fuel prices

Selling and administrative expenses increased by $14 million, or 8.7%, to $172 million in 2018 from $158 million in 2017.

Depreciation and amortization expenses increased by $3 million, or 1.8%, to $150 million in 2018 from $147 million in 2017.

Operating Income

Our consolidated operating income increased by $401 million, or 29%, to $1.8 billion in 2018 from $1.4 billion in 2017. Our NAA segment’s operating income increased by $235 million, or 25%, to $1.2 billion in 2018 from $0.9 billion in 2017, and our EA segment’s operating income increased by $166 million, or 36%, to $621 million in 2018 from $455 million in 2017. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

	Three Months Ended August 31,
(in millions)	2018	2017
Unrealized gains on fuel derivatives, net	$8	$65
Realized losses on fuel derivatives, net	(4)	(57)
Gains on fuel derivatives, net	$4	$7

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Three Months Ended August 31,
(dollars in millions, except yields)	2018	2018 Constant Dollar	2017
Passenger ticket revenues	$4,353	$4,342	$4,138
Onboard and other revenues	1,316	1,315	1,223
Gross cruise revenues	5,669	5,657	5,361
Less cruise costs
Commissions, transportation and other	(760)	(758)	(699)
Onboard and other	(207)	(207)	(184)
	(967)	(965)	(883)
Net passenger ticket revenues	3,593	3,584	3,439
Net onboard and other revenues	1,109	1,108	1,039
Net cruise revenues	$4,702	$4,692	$4,478
ALBDs	21,475,014	21,475,014	21,120,155

Gross revenue yields	$263.98	$263.40	$253.82
% increase	4.0%	3.8%
Net revenue yields	$218.96	$218.48	$211.99
% increase	3.3%	3.1%
Net passenger ticket revenue yields	$167.31	$166.89	$162.82
% increase	2.8%	2.5%
Net onboard and other revenue yields	$51.65	$51.60	$49.17
% increase	5.0%	4.9%

	Three Months Ended August 31,
(dollars in millions, except yields)	2018	2018 Constant Currency	2017
Net passenger ticket revenues	$3,593	$3,573	$3,439
Net onboard and other revenues	1,109	1,110	1,039
Net cruise revenues	$4,702	$4,683	$4,478
ALBDs	21,475,014	21,475,014	21,120,155

Net revenue yields	$218.96	$218.06	$211.99
% increase	3.3%	2.9%
Net passenger ticket revenue yields	$167.31	$166.38	$162.82
% increase	2.8%	2.2%
Net onboard and other revenue yields	$51.65	$51.68	$49.17
% increase	5.0%	5.1%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Three Months Ended August 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Dollar	2017
Cruise operating expenses	$2,867	$2,864	$2,927
Cruise selling and administrative expenses	569	567	543
Gross cruise costs	3,436	3,431	3,470
Less cruise costs included above
Commissions, transportation and other	(760)	(758)	(699)
Onboard and other	(207)	(207)	(184)
Gains (losses) on ship sales and impairments	27	26	(304)
Restructuring expenses	—	—	(3)
Other	—	—	—
Net cruise costs	2,496	2,492	2,280
Less fuel	(434)	(434)	(307)
Net cruise costs excluding fuel	$2,062	$2,058	$1,973
ALBDs	21,475,014	21,475,014	21,120,155

Gross cruise costs per ALBD	$160.02	$159.76	$164.32
% (decrease)	(2.6)%	(2.8)%
Net cruise costs excluding fuel per ALBD	$96.03	$95.85	$93.39
% increase	2.8%	2.6%

	Three Months Ended August 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Currency	2017
Net cruise costs excluding fuel	$2,062	$2,060	$1,973
ALBDs	21,475,014	21,475,014	21,120,155

Net cruise costs excluding fuel per ALBD	$96.03	$95.92	$93.39
% increase	2.8%	2.7%

Adjusted fully diluted earnings per share was computed as follows:

	Three Months Ended
	August 31,
(in millions, except per share data)	2018	2017
Net income
U.S. GAAP net income	$1,707	$1,329
Unrealized (gains) losses on fuel derivatives, net	(8)	(65)
(Gains) losses on ship sales and impairments	(27)	392
Restructuring expenses	—	3
Other	—	—
Adjusted net income	$1,673	$1,659
Weighted-average shares outstanding	707	726

Earnings per share
U.S. GAAP earnings per share	$2.41	$1.83
Unrealized (gains) losses on fuel derivatives, net	(0.01)	(0.09)
(Gains) losses on ship sales and impairments	(0.04)	0.55
Restructuring expenses	—	—
Other	—	—
Adjusted earnings per share	$2.36	$2.29

Net cruise revenues increased by $225 million, or 5.0%, to $4.7 billion in 2018 from $4.5 billion in 2017.
The increase was driven by:

•	$130 million - 2.9% increase in constant currency net revenue yields

•	$75 million - 1.7% capacity increase in ALBDs

•	$19 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)
The 2.9% increase in net revenue yields on a constant currency basis was due to a 2.2% increase in net passenger ticket revenue yields and a 5.1% increase in net onboard and other revenue yields.
The 2.2% increase in net passenger ticket revenue yields was driven primarily by price improvements in our European and China programs, partially offset by decrease in our Caribbean program. This 2.2% increase in net passenger ticket revenue yields was comprised of a 1.1% increase from our NAA segment and a 4.3% increase from our EA segment.
The 5.1% increase in net onboard and other revenue yields was caused by similar increases in our NAA and EA segments.
Net cruise costs excluding fuel increased by $90 million, or 4.5%, to $2.1 billion in 2018 from $2.0 billion in 2017.
The increase was driven by:

•	$54 million - 2.7% increase in constant currency net cruise costs excluding fuel

•	$33 million - 1.7% capacity increase in ALBDs
Fuel costs increased by $127 million, or 41%, to $434 million in 2018 from $307 million in 2017. This increase was caused by higher fuel prices, which accounted for $128 million.

Nine Months Ended August 31, 2018 (“2018”) Compared to Nine Months Ended August 31, 2017 (“2017”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2018 total revenues. Cruise passenger ticket revenues increased by $880 million, or 9.0%, to $10.7 billion in 2018 from $9.8 billion in 2017.

This increase was caused by:

•	$281 million - foreign currency translational impact

•	$217 million - increase in cruise ticket revenues, driven primarily by price improvements in our European, China and various other programs including World Cruises

•	$173 million - 1.8% capacity increase in ALBDs

•	$94 million - increase in occupancy

•	$80 million - increase in air transportation revenues

•	$35 million - increase in other passenger revenues

The remaining 26% of 2018 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $272 million, or 8.4%, to $3.5 billion in 2018 from $3.2 billion in 2017.

This increase was caused by:

•	$92 million - higher onboard spending by our guests

•	$62 million - foreign currency translational impact

•	$57 million - 1.8% capacity increase in ALBDs

•	$31 million - increase in occupancy

•	$30 million - increase in other revenues

Concession revenues, which are included in onboard and other revenues, increased by $65 million, or 8.1%, to $868 million in 2018 from $802 million in 2017.

NAA Segment

Cruise passenger ticket revenues made up 73% of our NAA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $414 million, or 6.5%, to $6.8 billion in 2018 from $6.4 billion in 2017.

This increase was driven by:

•	$201 million - increase in cruise ticket revenues, driven primarily by price improvements in the European program

•	$142 million - 2.2% capacity increase in ALBDs

•	$48 million - increase in air transportation revenues

The remaining 27% of our NAA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $166 million, or 7.0%, to $2.6 billion in 2018 from $2.4 billion in 2017.

The increase was driven by:

•	$81 million - higher onboard spending by our guest

•	$53 million - 2.2% capacity increase in ALBDs

•	$29 million - increase in other revenues
Concession revenues, which are included in onboard and other revenues, increased by $37 million, or 6.5%, to $615 million in 2018 from $578 million in 2017.

EA Segment

Cruise passenger ticket revenues made up 83% of our EA segment’s 2018 total revenues. Cruise passenger ticket revenues increased by $485 million, or 14%, to $4.0 billion in 2018 from $3.5 billion in 2017.

This increase was driven by:

•	$279 million - foreign currency translational impact

•	$85 million - increase in occupancy

•	$55 million - increase in cruise ticket revenues, driven primarily by price improvements in the European, China and various other programs including World Cruises

•	$33 million - 1.0% capacity increase in ALBDs

•	$30 million - increase in air transportation revenues

The remaining 17% of our EA segment’s 2018 total revenues were comprised of onboard and other cruise revenues, which increased by $94 million, or 13%, to $832 million in 2018 from $738 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $61 million.

Concession revenues, which are included in onboard and other revenues, increased by $28 million, or 12%, to $252 million in 2018 from $225 million in 2017.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $464 million, or 5.9%, to $8.3 billion in 2018 from $7.9 billion in 2017.

This increase was caused by:

•	$253 million - higher fuel prices

•	$194 million - foreign currency translational impact

•	$137 million - 1.8% capacity increase in ALBD

•	$101 million - higher commissions, transportation and other expenses

•	$55 million - higher dry-dock expenses and repairs and maintenance expenses

•	$29 million - increase in occupancy

These increases were partially offset by:

•	$304 million - ship impairments in 2017

•	$51 million - gains on ship sales in 2018

Selling and administrative expenses increased by $145 million, or 8.8%, to $1.8 billion in 2018 from $1.6 billion in 2017.

Depreciation and amortization expenses increased by $142 million, or 10%, to $1.5 billion in 2018 from $1.4 billion in 2017.

This increase was caused by:

•	$81 million - fleet enhancements and investments in shoreside assets

•	$37 million - foreign currency translational impact

•	$24 million - 1.8% capacity increase in ALBD

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during 2017.

NAA Segment

Operating costs and expenses increased by $312 million, or 6.2%, to $5.4 billion in 2018 from $5.1 billion in 2017.

This increase was caused by:

•	$172 million - higher fuel prices

•	$113 million - 2.2% capacity increase in ALBDs

•	$78 million - higher commissions, transportation and other expenses

•	$40 million - higher dry-dock expenses and repairs and maintenance expenses

•	$30 million - higher port expenses

•	$28 million - higher cruise payroll and related expenses

These increases were partially offset by impairment of ships of $162 million recorded in 2017.

Selling and administrative expenses increased by $57 million, or 5.8%, to $1.0 billion in 2018 from $1.0 billion in 2017.

Depreciation and amortization expenses increased by $47 million, or 5.3%, to $940 million in 2018 from $893 million in 2017.

Goodwill and trademark impairment charges of $89 million include a goodwill impairment charge of $38 million and a trademark impairment charge of $50 million during 2017.

EA Segment

Operating costs and expenses increased by $122 million, or 4.6%, to $2.8 billion in 2018 from $2.7 billion in 2017.

This increase was caused by:

•	$193 million - foreign currency translational impact

•	$81 million - higher fuel prices

•	$32 million - higher commissions, transportation and other expenses

•	$26 million - increase in occupancy

•	$25 million - 1.0% capacity increase in ALBDs

These increases were partially offset by:

•	$141 million - ship impairments in 2017

•	$39 million - gains on ship sales in 2018

Selling and administrative expenses increased by $76 million, or 16% to $551 million in 2018 from $475 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $44 million.

Depreciation and amortization expenses increased by $55 million, or 13%, to $466 million in 2018 from $411 million in 2017. This increase was driven by foreign currency translational impact, which accounted for $36 million.

Operating Income

Our consolidated operating income increased by $511 million, or 23%, to $2.8 billion in 2018 from $2.3 billion in 2017. Our NAA segment’s operating income increased by $253 million, or 15%, to $2.0 billion in 2018 from $1.7 billion in 2017, and our EA segment’s operating income increased by $326 million, or 49%, to $984 million in 2018 from $658 million in 2017. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

	Nine Months Ended August 31,
(in millions)	2018	2017
Unrealized gains on fuel derivatives, net	$90	$134
Realized (losses) on fuel derivatives, net	(29)	(153)
Gains (losses) on fuel derivatives, net	$61	$(19)

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Nine Months Ended August 31,
(dollars in millions, except yields)	2018	2018 Constant Dollar	2017
Passenger ticket revenues	$10,694	$10,413	$9,814
Onboard and other revenues	3,509	3,447	3,237
Gross cruise revenues	14,203	13,860	13,051
Less cruise costs
Commissions, transportation and other	(2,000)	(1,930)	(1,781)
Onboard and other	(485)	(476)	(438)
	(2,485)	(2,406)	(2,219)
Net passenger ticket revenues	8,694	8,483	8,033
Net onboard and other revenues	3,024	2,971	2,799
Net cruise revenues	$11,718	$11,454	$10,832
ALBDs	62,626,499	62,626,499	61,540,974

Gross revenue yields	$226.78	$221.31	$212.07
% increase	6.9%	4.4%
Net revenue yields	$187.10	$182.90	$176.01
% increase	6.3%	3.9%
Net passenger ticket revenue yields	$138.82	$135.45	$130.52
% increase	6.4%	3.8%
Net onboard and other revenue yields	$48.28	$47.45	$45.49
% increase	6.1%	4.3%

	Nine Months Ended August 31,
(dollars in millions, except yields)	2018	2018 Constant Currency	2017
Net passenger ticket revenues	$8,694	$8,455	$8,033
Net onboard and other revenues	3,024	2,980	2,799
Net cruise revenues	$11,718	$11,436	$10,832
ALBDs	62,626,499	62,626,499	61,540,974

Net revenue yields	$187.10	$182.60	$176.01
% increase	6.3%	3.7%
Net passenger ticket revenue yields	$138.82	$135.01	$130.52
% increase	6.4%	3.4%
Net onboard and other revenue yields	$48.28	$47.59	$45.49
% increase	6.1%	4.6%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Nine Months Ended August 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Dollar	2017
Cruise operating expenses	$8,208	$8,014	$7,752
Cruise selling and administrative expenses	1,772	1,728	1,637
Gross cruise costs	9,980	9,743	9,389
Less cruise costs included above
Commissions, transportation and other	(2,000)	(1,930)	(1,781)
Onboard and other	(485)	(476)	(438)
Gains (losses) on ship sales and impairments	39	35	(300)
Restructuring expenses	—	—	(3)
Other	(1)	(1)	—
Net cruise costs	7,532	7,370	6,867
Less fuel	(1,166)	(1,166)	(914)
Net cruise costs excluding fuel	$6,367	$6,204	$5,953
ALBDs	62,626,499	62,626,499	61,540,974

Gross cruise costs per ALBD	$159.36	$155.57	$152.56
% increase	4.5%	2.0%
Net cruise costs excluding fuel per ALBD	$101.66	$99.07	$96.72
% increase	5.1%	2.4%

	Nine Months Ended August 31,
(dollars in millions, except costs per ALBD)	2018	2018 Constant Currency	2017
Net cruise costs excluding fuel	$6,367	$6,205	$5,953
ALBDs	62,626,499	62,626,499	61,540,974

Net cruise costs excluding fuel per ALBD	$101.66	$99.07	$96.72
% increase	5.1%	2.4%

Adjusted fully diluted earnings per share was computed as follows:

	Nine Months Ended
	August 31,
(in millions, except per share data)	2018	2017
Net income
U.S. GAAP net income	$2,659	$2,060
Unrealized (gains) losses on fuel derivatives, net	(90)	(134)
(Gains) losses on ship sales and impairments	(39)	389
Restructuring expenses	—	3
Other	7	—
Adjusted net income	$2,537	$2,318
Weighted-average shares outstanding	714	727

Earnings per share
U.S. GAAP earnings per share	$3.72	$2.84
Unrealized (gains) losses on fuel derivatives, net	(0.13)	(0.18)
(Gains) losses on ship sales and impairments	(0.05)	0.53
Restructuring expenses	—	—
Other	0.01	—
Adjusted earnings per share	$3.55	$3.19

Net cruise revenues increased by $886 million, or 8.2%, to $11.7 billion in 2018 from $10.8 billion in 2017.
The increase was caused by:

•	$413 million - 3.7% increase in constant currency net revenue yields

•	$282 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$191 million - 1.8% capacity increase in ALBDs
The 3.7% increase in net revenue yields on a constant currency basis was due to a 3.4% increase in net passenger ticket revenue yields and a 4.6% increase in net onboard and other revenue yields.
The 3.4% increase in net passenger ticket revenue yields was driven primarily by price improvements in our European, China and various other programs including World Cruises. This 3.4% increase in net passenger ticket revenue yields was comprised of a 2.5% increase from our NAA segment and a 5.5% increase from our EA segment.
The 4.6% increase in net onboard and other revenue yields was caused by similar increases in our NAA and EA segments.
Net cruise costs excluding fuel increased by $414 million, or 6.9%, to $6.4 billion in 2018 from $6.0 billion in 2017.
The increase was caused by:

•	$162 million - foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$147 million - 2.4% increase in constant currency net cruise costs excluding fuel

•	$105 million - 1.8% capacity increase in ALBDs
Fuel costs increased by $252 million, or 28%, to $1.2 billion in 2018 from $0.9 billion in 2017. This increase was caused by higher fuel prices, which accounted for $254 million.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital (“ROIC”), reaching double-digit returns, while maintaining a strong balance sheet and strong investment grade credit ratings. We define ROIC as the twelve month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress. Our ability to generate significant operating cash flow allows us to internally fund our capital investments. We are committed to returning cash to our shareholders in the form of dividends and/or share repurchases. As we continue to profitably grow our cruise business, we plan to increase our debt level in a manner consistent with maintaining our strong credit metrics. This will allow us to return cash to our shareholders in the form of dividends and/or share repurchases. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile.

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

We had a working capital deficit of $6.3 billion as of August 31, 2018 compared to a working capital deficit of $7.2 billion as of November 30, 2017. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, invest in long term investments or any other use of cash. Included within our working capital deficit are $4.4 billion and $4.0 billion of customer deposits as of August 31, 2018 and November 30, 2017, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $4.4 billion of net cash from operations during the nine months ended August 31, 2018, an increase of $138 million, or 3.2%, compared to $4.3 billion for the same period in 2017. This increase was caused by an increase in our revenues less expenses settled in cash and an increase in customer deposits.

Investing Activities
During the nine months ended August 31, 2018, net cash used in investing activities was $2.6 billion. This was substantially due to the following:

•	Capital expenditures of $1.4 billion for our ongoing new shipbuilding program

•	Capital expenditures of $1.3 billion for ship improvements and replacements, information technology and buildings and improvements

•	Proceeds from sales of ships of $282 million

•	Payments of $37 million for fuel derivative settlements

During the nine months ended August 31, 2017, net cash used in investing activities was $2.4 billion. This was caused by:

•	Capital expenditures of $1.2 billion for our ongoing new shipbuilding program

•	Capital expenditures of $1.1 billion for ship improvements and replacements, information technology and buildings and improvements

•	Payments of $157 million for fuel derivative settlements

Financing Activities
During the nine months ended August 31, 2018, net cash used in financing activities of $1.7 billion was substantially due to the following:

•	Net proceeds of short-term borrowings of $182 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $1.3 billion of long-term debt

•	Issuances of $1.6 billion of long-term debt

•	Payments of cash dividends of $1.0 billion

•	Purchases of $1.2 billion of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the nine months ended August 31, 2017, net cash used in financing activities of $2.0 billion was substantially due to the following:

•	Net repayments of short-term borrowings of $335 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $1.0 billion of long-term debt

•	Issuances of $100 million of long-term debt under a term loan

•	Proceeds of $367 million of long-term debt under an export credit facility

•	Payments of cash dividends of $797 million

•	Purchases of $305 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Future Commitments and Funding Sources
Our total annual capital expenditures consist of ships under contract for construction and estimated improvements to existing ships and shoreside assets for 2018 through 2022 are currently expected to be:

(in billions)	2018	2019	2020	2021	2022
Total annual capital expenditures	$4.6	$5.6	$5.6	$5.5	$4.8
For years 2023 through 2025 we have committed $3.3 billion for ships under contract for construction.
The year-over-year percentage increases in our annual capacity are expected to result primarily from contracted new ships entering service and are currently expected to be:

	2018	2019	2020	2021	2022
Annual capacity increase (a)	2.0%	4.7%	6.2%	8.0%	5.0%
(a)     These percentage increases include only contracted ship orders and dispositions.

At August 31, 2018, we had liquidity of $14.5 billion. Our liquidity consisted of $245 million of cash and cash equivalents, which excludes $281 million of cash used for current operations, $2.6 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $11.7 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2018	2019	2020	2021	2022
Availability of committed future financing at August 31, 2018	$1.3	$2.6	$3.0	$2.9	$1.8

At August 31, 2018, all of our revolving credit facilities are scheduled to mature in 2021, except for $300 million that matures in 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At August 31, 2018, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Based on a 10% change in all currency exchange rates that were used in our September 27, 2018 guidance, we estimate a less than $0.01 change to our adjusted diluted earnings per share guidance for the fourth quarter.

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

August 31, 2018
Fixed rate	28%
EUR fixed rate	31%
Floating rate	6%
EUR floating rate	26%
GBP floating rate	9%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our September 27, 2018 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.06 per share for the fourth quarter of 2018

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2018, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
On August 28, 2018, P&O Cruises Australia notified the Maritime Accident Investigation Branch and the Australian Maritime Safety Authority of an inadvertent discharge of liquid food waste mixed into grey water off of Pacific Explorer, while it was inside the Great Barrier Reef Marine Park on August 26, 2018. We believe the ultimate outcome of any investigation and penalty will not have a material impact on our consolidated financial statements.

On August 24, 2018, a proposed class-action lawsuit was filed by James Wolfe and others against Carnival Corporation in the United States District Court for the Southern District of Florida relating to the marketing and sales of our Carnival Vacation Protection product. The plaintiffs purport to represent an alleged class of passengers who purchased the Carnival Vacation Protection product. The complaint alleges that Carnival Cruise Line concealed that it received “kickbacks” on the sale of the travel insurance portion of the product from an underwriter. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Program

Under a share repurchase program effective 2004, we are authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). Effective August 27, 2018, the company approved a modification of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended August 31, 2018, repurchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (in millions)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
June 1, 2018 through June 30, 2018	1.7	$60.17	$668
July 1, 2018 through July 31, 2018	2.5	$57.70	$329
August 1, 2018 through August 31, 2018	0.5	$58.70	$987
Total	4.7	$58.68

During the three months ended August 31, 2018, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
June 1, 2018 through June 30, 2018	1.0	$59.69	$668
July 1, 2018 through July 31, 2018	3.4	$57.09	$329
August 1, 2018 through August 31, 2018	2.8	$58.51	$987
Total	7.1	$57.99
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

Under the Stock Swap Programs effective 2008, the Boards of Directors have made the following authorizations:

•	In January 2017, to sell up to 22.0 million shares of Carnival Corporation common stock in the U.S. market and repurchase up to 22.0 million of Carnival plc ordinary shares in the UK market.

•	In 2016, to sell up to 26.9 million of existing shares of Carnival plc in the UK market and repurchase up to 26.9 million shares of Carnival Corporation common stock in the U.S. market.

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended August 31, 2018, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2018, as filed with the Securities and Exchange Commission on September 27, 2018, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2018 and 2017;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2018 and 2017;				X
	(iii) the Consolidated Balance Sheets at August 31, 2018 and November 30, 2017;				X
	(iv) the Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2018 and 2017 and				X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: September 27, 2018		Date: September 27, 2018