Form 10-K
period 2018-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2019-01-28
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2018 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $23.8 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $11.5 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 17, 2019, Carnival Corporation had outstanding 526,719,965 shares of its Common Stock, $0.01 par value.
At January 17, 2019, Carnival plc had outstanding 191,875,647 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 526,719,965 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2018 Annual Report and 2019 joint definitive Proxy Statement are incorporated by reference into Part II and Part III of this report.

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2018

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2018 Annual Report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2018 Annual Report on Form 10-K (“Form 10-K”).

Part and Item of the Form 10-K

Part II

Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information, Holders and Performance Graph.

Item 6.    Selected Financial Data.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2019 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

We are the world’s largest leisure travel company and among the most profitable and financially strong in the cruise and vacation industries. We are also the largest cruise company, carrying nearly half of global cruise guests, and a leading provider of vacations to all major cruise destinations throughout the world. With operations in North America, Australia, Europe and Asia, we operate a portfolio of leading global, regional and national cruise brands that sell tailored cruise products, services and vacation experiences on 104 cruise ships to the world’s most desirable destinations.

II.	Vision, Goals and Related Strategies

Our vision is “Together we deliver unmatched joyful vacation experiences and breakthrough shareholder returns by exceeding guest expectations and leveraging our scale.” We believe our portfolio of brands is instrumental to achieving our vision and maintaining our cruise industry leadership positions. Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital, while maintaining our strong investment grade credit ratings and balance sheet. Paramount to the success of our business is our commitment to health, environment, safety, security (“HESS”) and sustainability.

To reach our primary financial goals, we continue to implement initiatives to create additional demand for our brands in excess of measured capacity growth, ultimately leading to higher revenue yields. We will continue to identify opportunities to enhance our cruise products and services and optimize our cost structure while preserving the unique identities of our individual brands. We have made significant investments in performing customer segmentation analyses and data analytics to gain insight into our guests’ decision-making process and vacation needs enabling us to identify new marketing opportunities and further grow our share of their vacation spend. As we operate in the broader vacation market, we have implemented strategies to grow demand by increasing consumer awareness and consideration for cruise vacations on our portfolio of brands through our ongoing marketing, public relations and guest experience efforts.

We continue to identify and implement new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies and improving our pricing models, as evidenced by our new state-of-the-art revenue management system implemented across six brands in 2018. We also continue with initiatives to better coordinate and optimize our brands’ global itinerary strategies, maximizing guest satisfaction and profits. We have invested in new marketing technologies to further engage our guests by bringing to life the cruise experience.

We are building new, innovative, purpose-built ships that are larger, more fuel efficient, have an improved mix of guest accommodations and present a wider range of onboard amenities and features. These ships further enhance the attractiveness of a cruise vacation while achieving greater economies of scale and improving returns on invested capital. As of November 30, 2018, we have a total of 21 cruise ships scheduled to be delivered through 2025. Some of these ships will replace existing capacity as less efficient ships exit our fleet. Since 2006, we have sold 28 ships and our newbuild program has been designed to consider an expected acceleration in our fleet replacement cycle over time. Furthermore, we continue to make substantial investments in our existing ship enhancement programs to improve our onboard product offerings and enrich our guests’ vacation experiences.

We continue to grow our presence in established markets and increase our penetration in developing markets, such as Asia. We believe that our most significant long-term growth opportunity in Asia is in China, due to its large and growing middle-class population, expansion of its international tourism and the government’s plan to support the cruise industry. During 2019, we expect that 4.0% of our total capacity will be home ported in China.

With 104 ships and 12.4 million guests in 2018, we have the scale to optimize our structure by utilizing our combined purchasing volumes and common technologies as well as accelerating progress on our cross-brand initiatives aimed at cost containment. We have and continue to integrate certain back office functions to achieve the full benefits of our scale. Having global leaders in communications, innovation, maritime, procurement, revenue management and strategy supports collaboration and communication across our brands and helps coordinate our global efforts.

Our ability to generate significant operating cash flow allows us to internally fund our capital improvements, debt maturities and dividend payments. In 2018, we increased our quarterly dividend to $0.50 per share, representing over $1.4 billion in annual dividends, from $0.40 per share in 2017. Since resuming our stock repurchase program in late 2015, we repurchased approximately 87 million shares for $4.6 billion. Over the same time period, we have nearly doubled our quarterly dividend, distributing a total of $3.8 billion in dividends to our shareholders.

Our vision is based on four key pillars:

•	Health, environment, safety, security and sustainability

•	Guests

•	Employees

•	Shareholders and other stakeholders

Health, Environment, Safety, Security and Sustainability

Our commitment to the safety and comfort of our guests and crew is paramount to the success of our business. We are committed to operating a safe and reliable fleet and protecting the health, safety and security of our guests, employees and all others working on our behalf. We continue to focus on further enhancing the safety measures onboard all of our ships. We are dedicated to fully complying with, or exceeding, all legal and statutory requirements related to health, environment, safety, security and sustainability throughout our business.

We are committing resources across the entire corporation to further improve how we operate to protect and preserve our oceans and are implementing fleet-wide changes and enhancements to our environmental processes and procedures. We continue to increase the scope and frequency of our training and invest millions of dollars to upgrade our equipment to new ship standards to ensure compliance with all environmental regulations.

Guests

Our goal is to consistently exceed our guests’ expectations while providing them with a wide variety of exceptional vacation experiences. We believe that we can achieve this goal by continually focusing our efforts on helping our guests choose the cruise brand that will best meet their unique needs and desires, improving their overall vacation experiences and building state-of-the-art ships with innovative onboard offerings and providing unequaled service to our guests. We enhance our guest experience by offering high quality destinations around the world including a portfolio of private destinations that are uniquely tailored to our guests’ preferences.

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
B. Global Cruise Industry

I. Overview

Cruising offers a broad range of products and services to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less and have a more casual ambiance. The premium experience typically includes cruises that last from seven to 14 days and appeal to those who are more affluent. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries. The luxury experience is usually characterized by very high standards of accommodation and service, smaller vessel size and exotic itineraries to ports that are inaccessible to larger ships. We have product and service offerings in each of these three broad classifications.

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

b.     Positive Demand Trends

Social media has a powerful impact on consumer behavior. Technology allows people to instantly share travel experiences within their social networks. Seeing others embrace travel and experience the world in new ways inspires people to travel themselves. Consumers are looking to experiences and learning for personal fulfillment. Today’s travelers are looking for immersive, meaningful and memorable travel experiences. While it is useful for the cruise industry to consider travel markets across demographic groups, the ability to identify and address target markets based on “psychographics” or attitudes that cut across demographics is even more meaningful. We believe the cruise industry is well positioned to meet travelers’ desires and has the ability to tailor experiences for each guest based on their unique wants and needs, which should foster growth for the cruise industry.

From a demographic perspective, two age groups, the Baby Boomers and the Millennial generations, have in recent years experienced trends that positively affect demand for cruising. Cruising benefits from the aging of the Baby Boomer and Millennial generations. In North America alone, the number of Baby Boomers at retirement age increases from 48 million in 2015 to 56 million in 2020 and 74 million by 2030. The Baby Boomer generation likes to pursue an active lifestyle and has the desire and the means to travel and enjoys multi-generational cruising. The Millennial generation has surpassed the size of the Baby Boomer generation and represents the fastest growing demographic segment of the vacation industry. This group expresses a strong desire to travel and share new experiences, a mindset that should continue to foster growth for the industry. A recent study by the American Society of Travel Agents (“ASTA”) indicates that the Millennial generation is even more likely to cruise and more likely to enjoy cruises than the Baby Boomer generation.

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

c.     Wide Appeal

Cruising appeals to a broad range of ages and income levels. Cruising provides something for every generation, from kids’ clubs to an array of onboard entertainment designed to appeal to teens and adults. Cruising also offers transportation to a variety of destinations and a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes and income levels. To encourage first-time and repeat cruisers and better compete with other vacation alternatives the cruise industry has in recent years refocused its marketing efforts, enhanced training of travel agents and collaborated with well-known brands and offers the following:

• Expanded entertainment options and shipboard activities	• Enhanced internet and communication capabilities
• Flexible dining options including open-seating dining	• Beverage package options
• Branded specialty restaurants, bars and cafés	• Money-back guarantees

d.     Large Addressable Markets

The global cruise industry is a relatively small part of the wider global vacation industry, which includes a large variety of land-based vacation alternatives. Therefore, we believe there are large, addressable markets with low penetration rates. The penetration rates below were computed based on the 2017 global cruise guests carried from G.P. Wild (International Limited) (“G.P. Wild”), an independent cruise research company, as a percentage of total population:

•	5.1% for Australia and New Zealand

•	3.5% for the United States (“U.S.”) and Canada

•	2.9% for the United Kingdom (“UK”)

•	2.1% for Germany and Italy

We also believe Asia is a large addressable market, where economic growth has raised discretionary income levels, fueling an increasing demand for travel.

e.     Exceptional Value Proposition

We believe the cost of a cruise vacation represents exceptional value in comparison to alternative land-based vacations. Cruising delivers unique benefits, such as transportation to various destinations while also providing accommodations, a diversity of food choices and a selection of daily entertainment options for one all-inclusive, competitive price. To make cruising even more cost effective and more easily accessible to vacationers, the cruise industry typically offers a number of drive-to home ports, which enables many cruise guests to reduce their overall vacation costs by eliminating or reducing air and other transportation costs.

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

    III. Passenger Capacity and Cruise Guests Carried by Ocean Going Vessels

(in thousands)	Average Passenger Capacity (a)		Cruise Guests Carried
Year	Global Cruise Industry (b)	Carnival Corporation & plc	Global Cruise Industry (c)	Carnival Corporation & plc
2016	470	220	25,200	11,500
2017	490	230	26,700	12,100
2018	520	230	28,300	12,400

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)	Amounts were based on internal estimates using public industry data.

(c)
The global cruise guests carried for 2016 and 2017 were obtained from G.P. Wild, an independent cruise research company. The estimates for global cruise guests carried for 2018 are internally developed.

The global cruise industry and our compound annual passenger capacity growth rates are estimated to be 6.7% and 5.6%, respectively, from 2018 to 2022. Our estimates of future passenger capacity only include assumptions related to announced ship withdrawals and, accordingly, our estimates likely indicate a higher growth rate than will actually occur.

C. Our Global Cruise Business

I. Segment Information

	November 30, 2018
	Passenger Capacity	Percentage of Total Capacity	Number of Cruise Ships
North America and Australia ("NAA") Segment
Carnival Cruise Line	70,430	30%	26
Princess Cruises	45,240	19	17
Holland America Line	26,480	11	15
P&O Cruises (Australia)	7,790	3	5
Seabourn	2,570	1	5
	152,510	64	68

Europe and Asia (“EA”) Segment
Costa Cruises ("Costa")	34,620	15	14
AIDA Cruises ("AIDA")	25,290	11	12
P&O Cruises (UK)	17,660	7	7
Cunard	6,830	3	3
	84,400	36	36
	236,910	100%	104

We also have a Cruise Support segment that includes our portfolio of leading port destinations and other services, all of which are operated for the benefit of our cruise brands.

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

II. Ships Under Contract for Construction

As of November 30, 2018, we have a total of 21 cruise ships scheduled to be delivered through 2025. Our ship construction contracts are with Fincantieri and MARIOTTI in Italy, Meyer Werft in Germany and Meyer Turku in Finland.

	Scheduled Delivery Date	Passenger Capacity
Carnival Cruise Line
Carnival Panorama	October 2019	3,990
Mardi Gras	August 2020	5,280
Newbuild	October 2022	5,280
Princess Cruises
Sky Princess	October 2019	3,660
Enchanted Princess	June 2020	3,660
Newbuild	October 2021	3,660
Newbuild	November 2023	4,310
Newbuild	May 2025	4,310
Holland America Line
Newbuild	May 2021	2,670
Seabourn
Newbuild	June 2021	260
Newbuild	May 2022	260
Costa
Costa Venezia (intended for Asia)	February 2019	4,200
Costa Smeralda	October 2019	5,220
Newbuild (intended for Asia)	September 2020	4,260
Newbuild	May 2021	5,320
AIDA
AIDAnova	December 2018	5,230
Newbuild	May 2021	5,410
Newbuild	May 2023	5,410
P&O Cruises (UK)
Iona	May 2020	5,200
Newbuild	May 2022	5,280
Cunard
Newbuild	April 2022	3,000

III. Cruise Brands

Carnival Cruise Line is “The World’s Most Popular Cruise Line®” and provides multi-generational family entertainment at exceptional value to its guests. It is a place where guests can be their most playful selves and choose their fun, a choice that anyone can make at any time which makes that moment better for everyone. Carnival Cruise Line ships are designed to inspire the experience of bringing people together, with limitless opportunities for guests to create their own fun. Carnival Cruise Line ships sail from 17 convenient U.S. home ports, more than any other line. Its cruise ships are within a 5-hour drive for more than half of all Americans and provide opportunities to experience various destinations and itineraries. Carnival Cruise Line annually carries more than 5 million guests, including 800,000 children.
Carnival Cruise Line’s Carnival Horizon entered service in April 2018. This ship features new enhancements that include Dr. Seuss WaterWorks where Dr. Seuss characters transform the water park experience. Carnival Horizon is also home to Guy’s Pig & Anchor Bar-B-Que Smokehouse|Brewhouse as well as Bonsai Teppanyaki, the cruise line’s teppanyaki dining option where guests can experience Carnival-style fun. Carnival Panorama will enter service in December 2019 and will be the first new ship Carnival Cruise Line will home port on the west coast of the United States in 20 years when it arrives in Long Beach, California. Carnival Panorama will be followed by two 5,280-passenger capacity ships in 2020 and 2022. Both ships will feature Carnival Corporation’s exclusive green cruising design which will be powered by Liquefied Natural Gas (“LNG”) and will be the first LNG-powered cruise ships in North America.
Carnival Cruise Line continues to enhance its existing fleet by adding a variety of exciting new features. It is in the final stages of an extensive fleet enhancement program delivering branded accommodations, dining and entertainment options across its fleet and providing guests a high standard of excellence across any ship, any home port and any itinerary. Carnival Cruise Line also completed the fleet wide roll out of its innovative and highly-rated mobile Hub App. The popular Hub App facilitates onboard revenue purchases, like shore excursions and specialty dining, and communications to enable guests to maximize their fun. The app also includes an innovative Chat feature in addition to fast access to everything happening onboard.
Carnival Cruise Line operates three to 24-day voyages and offers year-round sailings from the United States to the Caribbean and the Mexican Riviera and from Australia to the South Pacific and New Zealand, as well as seasonal sailings to Alaska, Hawaii, Canada and Bermuda. In addition, Carnival Cruise Line continues to increase the number of cruises to Cuba.

Princess Cruises is a leading premium cruise line and each moment on Princess Cruises is one of wonderful discovery where guests can relax and explore. The choices are endless - from invigorating activities to more relaxing pursuits - and enable guests to share special moments with family and friends while enjoying unique travel experiences that create inspiring memories.

Princess Cruises’ Sky Princess will debut in October 2019. The 3,660-passenger capacity ship will feature expansive Sky Suites and signature Princess Cruises elements from the relaxing Sanctuary to the expansive three-deck Piazza-style Atrium. Enchanted Princess, a sister ship of Sky Princess, will debut in 2020 followed by another ship in 2021. Additionally, Princess Cruises has two 4,310-passenger capacity ships slated to be delivered in 2023 and 2025, which will be their first ships to be powered by LNG.

The Princess Cruises Come Back New™ value proposition features an array of offerings. Designed for fresh cuisine is featured across the variety of dining options, including the award-winning restaurant, SHARE, by international chef and television personality Curtis Stone, as well as other specialty dining restaurants from multiple Michelin star chefs. Interactive onboard activities and shore excursions designed in collaboration with Discovery, Animal Planet, and local experts in key regional destinations provide guests with authentic and exclusive experiences onboard and ashore. In addition, Camp Discovery, the newly-redesigned youth and teen centers onboard select ships, offers the line’s youngest guests the opportunity to connect, play and learn. Original productions shows created exclusively for Princess Cruises by Grammy® and Academy® award-winning composer, Stephen Schwartz, include The Secret Silk, Born to Dance, and Magic to Do. With guests’ overall wellness in mind, Princess Cruises has collaborated with leading experts in both the science and beauty of sleep to develop the award-winning Princess Luxury Bed, a multi-year project culminating in 2019. Princess Cruises’ guest experience platform OceanMedallion™, onboard Caribbean Princess, elevates service through enhanced guest experiences before and during cruise vacations. In addition, MedallionNet™ offers fast and reliable Wi-Fi connectivity.

Princess Cruises offers guests the opportunity to cover the globe with sailings to six continents that call at more than 380 destinations including Princess Cays, an exclusive island destination in The Bahamas, offering recently enhanced excursions, retail, bar and marina areas. Princess Cruises offers award-winning itineraries ranging in length from three to 111 days, including world cruises. Princess Cruises sails to nearly every corner of the world, including Alaska, Asia, Australia, the Caribbean, Europe, Mexico, the Panama Canal, South America and more.

For more than 145 years, Holland America Line has delivered a distinctively classic, European style of cruising throughout its fleet of mid-sized premium ships. Guests enjoy immersive travel through engaging experiences onboard and in-depth cultural experiences as part of their exploration of fascinating destinations around the world. Holland America Line believes travel has the power to change the world and has defined their higher purpose to help make the world a better place through opening minds, building connections and inspiring shared humanity.
Nieuw Statendam, a sister ship of Koningsdam, will enter service in December 2018, with another sister ship scheduled for delivery in 2021. Nieuw Statendam, a 2,670-passenger capacity ship, features all of the hallmarks of its class including grand, light-filled spaces as well as visual drama and sumptuous interiors inspired by the fluid curves of musical instruments. Nieuw Statendam showcases a spectacular two-story World stage theater featuring a 270-degree high definition screen and also features innovative specialty restaurants from Rudi’s Sel de Mer to the Grand Dutch Café. Guests can explore and experience America’s Test Kitchen’s show, hands-on workshops and BBC Earth Experiences presentations. Guests also enjoy authentic music experiences at sea with some of the world’s most well-regarded entertainment brands creating exclusive programming for Lincoln Center Stage, B.B. King’s Blues Club, Billboard Onboard and the Rolling Stone Rock Room. Holland America Line’s partnership with O, The Oprah Magazine, has added inspirational programming, theme cruises and Oprah Winfrey serving as godmother to Nieuw Statendam.
Holland America Line has enhanced its onboard products, including locally cultivated items in culinary and retail designed to elevate the guests’ experience of the region they are cruising. Explorations Central™ is the immersive onboard programming designed to make guests’ destination experience even more engaging and meaningful. Holland America Line’s revamped retail experience features custom personalized jewelry by Sophia Fiori, new art collections by emerging artists featuring unique destination centric pieces, a new Fujifilm photo digital creative studio space and an expanded logo-wear collection.
Holland America Line offers cruises to more than 400 ports, including Half Moon Cay, a private island destination in The Bahamas, providing guests with unparalleled natural beauty of a protected preserve, miles of pristine, white-sand beach, where guests can stay busy all day or simply luxuriate in tranquil solitude. From shorter getaways to 113-day itineraries, the cruises visit all seven continents. Holland America Line offers popular sailings to the Caribbean, Alaska, Mexico, Canada & New England, Bermuda, Europe and the Panama Canal as well as more exotic sailings including Antarctica explorations, South America circumnavigations, Cuba cruises, Australia & New Zealand and Asia voyages, and four annual Grand Voyages.

P&O Cruises (Australia) invites guests to embark on a journey to a place that’s unlike any other. Each day onboard a P&O Cruises (Australia) cruise packs a new adventure with something for the young and young at heart. Kick off the shoes for a game of barefoot bowls or get the heart racing on the adrenaline-fueled zip line on top deck. When the sun goes down the fun continues across a wide range of entertainment venues featuring live music, top local comedy acts and original stage shows, along with bustling bars and themed parties onboard every cruise. With P&O Cruises (Australia) you can choose to do everything, or nothing at all.

P&O Cruises (Australia)’s Pacific Adventure will enter service in October 2020. The 2,640-passenger capacity ship will offer something for everyone, including an expanded range of cabin options such as 5-passenger family cabins, a private onboard beach club and an adults only Oasis pool area spread across multiple decks. Pacific Adventure will sail year-round from Sydney to the South Pacific and offer a diverse mix of shorter duration cruises from three to four days and cruises of 13 days and longer. The longer duration itineraries will feature an enrichment program with talks and seminars from notable Australian guest presenters and a gala Masquerade Ball. Pacific Adventure will also offer a selection of Main Event cruises taking guests to iconic festivals and events such as the Melbourne Cup horse race.

Proud to be a local favorite, the fleet includes dining options from local, award-winning chefs including Luke Mangan and Johnny Di Francesco. P&O Cruises (Australia) continues to innovate and enhance their onboard product offering. Pacific Explorer hosted the inaugural largest comedy festival at sea, The Big Laugh, in August 2018. P&O Cruises (Australia) will also introduce themed 1980’s and Country Music festival cruises on select sailings.

P&O Cruises (Australia) offers cruises generally ranging from three to 18 days to destinations around Australia, New Zealand, Asia and the South Pacific.

Seabourn represents the pinnacle of small-ship, ultra-luxury style of travel. Cruising on a Seabourn ship is unlike any other form of travel. The experience is luxurious and elegant, while also relaxed and casual. Guests who sail with Seabourn enjoy impeccable personalized service, immersive destinations and rare exclusive experiences unmatched by any other ship or destination. Seabourn offers the youngest ultra-luxury fleet of intimate all-suite ships.
Seabourn Ovation, sister ship to the renowned Seabourn Encore, entered service in May 2018, and is the second ship designed for the line by hospitality design icon, Adam D. Tihany. The ship features all oceanfront suites with private verandas and an al fresco dining venue, Earth & Ocean at the Patio™. Seabourn has two new ultra-luxury expedition ships set to join the fleet in 2021 and 2022. Onboard crew will include expedition teams comprised of experienced wilderness experts, scientists and historians who will provide insights into the history, ecology and culture of the destinations visited.
To enhance the guest experience, Seabourn has entered into several select partnerships to offer a number of innovative programs. These programs include An Evening with Tim Rice, an evening entertainment experience created exclusively for the line; performances by Japanese jazz piano artist, Keiko Matsui; and Unique Spa and Wellness Centers offering holistic health and well-being programs in partnership with Dr. Weil. Exclusive to Seabourn, The Grill by Thomas Keller, reminiscent of the classic American restaurant from the 50’s and 60’s, is a unique culinary concept focusing on updated versions of iconic dishes. Ventures by Seabourn provides travelers with exciting, adventurous optional activities that are expertly planned, professionally operated and escorted by skilled expert guides. Ventures enables guests to experience nature up close in a way that is unique and exciting.
Seabourn ships sail to all seven continents and take guests to places beyond the reach of larger ships. Seabourn itineraries generally range from seven days to over 100 days, including the Transatlantic crossing. The World of Seabourn includes destinations such as Alaska; Antarctica & Patagonia; Arabia, Africa & India; Asia; Australia & South Pacific; Canada & New England; the Caribbean; Cuba; the Mediterranean; Northern Europe; Pacific Coastal; Panama Canal and South America.

Costa delivers Italy’s finest at sea primarily serving guests from Continental Europe and Asia. Costa brings a modern Italian lifestyle to its ships and provides guests with a true European experience that embodies a uniquely Italian passion for life through warm hospitality, entertainment and gastronomy that makes Costa different from any other cruise experience.

Costa Smeralda, is scheduled to enter the fleet in October 2019 and her sister ship in 2021. Both ships will be fueled by LNG. The ship will feature the triple-deck Colosseo, located in the heart of the ship, showcasing a new story daily on the bright screens and on the dome from dawn to sunset. An onboard museum, Costa Design Museum, will be curated by Matteo Vercelloni and will be dedicated to the excellence of Italian design and feature many of the names that have contributed to the ship's construction and success.

Costa Venezia will join the fleet in February 2019 and is the first Costa ship built for the Chinese market. Costa Venezia brings to life the passions of Venetian and Italian culture through such spectacles as the Carnival of Venice and the city's famed gondolas. Guests will also experience the delights of fine Italian dining, luxury Italian shopping and world-class Italian entertainment while enjoying home comforts such as a range of Chinese cuisines and Chinese-style karaoke bars. A sister ship also designed for the Chinese market will be delivered in late 2020.

Costa’s guests can experience a variety of activities making vacations onboard its ships even more exclusive and unforgettable, including dining options created by Michelin-starred chef Bruno Barbieri, as well as enriched entertainment including The Voice of the Sea and Peppa Pig-branded kids games and educational activities. Enhancing the authentic Italian experience for the Chinese market, Costa kicked-off its official partnership with Juventus Football Club onboard all ships deployed in China, offering in-depth interactions for fans and activities for guests of all ages. Partnerships have also been developed with Tencent (WeChat) and Alibaba providing local payment methods and other onboard functionalities to Chinese guests.

Costa sails worldwide with cruises generally ranging from four to 20 days and also offers longer exotic sailings up to 30 days as well as world tours. Costa offers a wide range of sailings in the Mediterranean, Northern Europe, the Caribbean, Dubai and UAE, the Indian Ocean, South America, the Transatlantic and the Far East.

AIDA is the leading and most recognized brand in the German cruise market. Its guests enjoy the German inspired active, premium modern lifestyle cruise experience. AIDA provides a cruising wellness holiday in modern comfort where guests feel at home and enjoy consistently excellent service accompanied by the AIDA smile.

AIDAnova will enter the fleet in December 2018 and her sister ships will join the fleet in 2021 and 2023. This new generation of ship combines innovative design with state-of-the-art technology. Some of the many successful features on AIDAprima such as the Brewerie, Theatrium, Beach Club and the Four Elements activity area have been further enhanced. AIDAnova’s Theatrium features a 360-degree stage with 11 LED walls, seven different laser shows and the LED Tube. AIDA is the first cruise company to launch a new generation of ships fueled entirely by LNG.

Guests onboard the entire AIDA fleet experienced Oktoberfest on the high seas as part of the AIDA Oktoberfest Special 2018. The AIDA Selection, a program where guests can experience exploratory cruises to new regions and exclusive destinations, will welcome AIDAmira, previously Costa neoRiviera, in 2019 with a new itinerary to South Africa and Namibia. To enhance the digital experience and guest satisfaction, AIDA provides mobile apps to attend to the guests before, during and after the cruise.

The apps include a microblogging service, inspired with user generated content and provide onboard program and restaurant information as well as a chat feature for onboard messaging.

AIDA visits over 230 ports with cruises generally ranging from three to 23 days and also offers a world cruise departing from Hamburg. AIDA sails to many exciting destinations, including North America, Northern Europe, Western Europe, Southeast Asia, the Canary Islands, the Mediterranean, the Caribbean, Baltic Sea, Red Sea, Black Sea and Dubai.

P&O Cruises (UK) is Britain’s favorite cruise line, welcoming guests to experience the good life and enjoy a blend of discovery, relaxation and exceptional service catered towards British tastes. P&O Cruises (UK)’s fleet of premium ships combine genuine service, a sense of occasion and attention to detail, ensuring guests have the holiday of a lifetime, every time.

In 2020, P&O Cruises (UK) will launch Iona, a new LNG-powered, 5,200-passenger capacity ship, which will be the largest ship built to serve the UK market. Iona will feature enhancements to already successful brand signature venues from the existing fleet, as well as features newly developed for Iona. These include a breathtaking three deck atrium in the heart of the ship as well as SkyDome, an exclusively designed glass dome by award-winning British engineer Eckersley O’Callaghan. This will be a world’s first at sea and offer a unique space for both relaxing in all weathers and providing entertainment, featuring aerial performers and a wealth of live acts. P&O Cruises (UK) will introduce a sister ship in 2022.

P&O Cruises (UK) continues to enhance its entertainment line-up, launching Astonishing on Azura, Britannia and Ventura. This revolutionary guest-interactive magic and illusion show was produced through a partnership with BAFTA-winning presenter Stephen Mulhern, performer Jonathan Wilkes and the mind-blowing trickery of master illusionist Guy Barrett. P&O Cruises (UK) also continued partnering with some of the UK’s most popular and recognized entertainers and primetime TV shows.

P&O Cruises (UK) visits over 200 destinations worldwide and offers itineraries generally ranging from two to 17 days and also an annual world cruise. P&O Cruises (UK) sails to Australia & New Zealand, Baltic, the British Isles, Canada, Spain, Portugal & the Canary Islands, the Caribbean, Central America, Dubai & the Arabian Gulf, the Far East & Asia, the Indian Ocean, the Mediterranean, Scandinavia, South America, the South Pacific, the United States and Western Europe.

Over its 178 year history, the iconic Cunard fleet has perfected the timeless art of luxury ocean travel. While onboard, Cunard guests experience unique signature moments, from Cunard’s white gloved afternoon tea service to spectacular gala evening balls to its renowned Insights Speaker program. Guest expectations are exceeded through Cunard’s exemplary White Star Service®, a legacy from the White Star Line. From the moment a guest steps onboard, every detail of their cruise is curated to ensure an enjoyable, memorable and luxurious experience. Cunard’s flagship, Queen Mary 2, is unique in being today’s only true ocean liner, regularly carrying guests on the most iconic of voyages, the Transatlantic Crossing between New York and the United Kingdom.

A new 3,000-passenger capacity ship is to join Queen Mary 2, Queen Victoria and Queen Elizabeth as the fourth member of the fleet in 2022. She will be the first new Cunard ship in 12 years, making it the first time since 2000 that Cunard will have four ships in simultaneous service. Sharing the iconic livery and red funnel, guests will experience today’s distinct Cunard signatures as well as new brand experiences currently in design.

Cunard offers unparalleled experiences enhanced by recent ship refits. New to Queen Victoria are Britannia Club accommodation and dining, where guests can enjoy a spacious balcony stateroom and their own dedicated intimate restaurant.

Queen Mary 2’s transformation included a redesign of her Grand Lobby and new furnishings throughout. Enhancements to Queen Elizabeth ranged from a redesigned retail operation to refreshed outdoor spaces and a new spa and beauty salon concept.

A Cunard cruise is the ultimate luxury way to travel, with cruises generally ranging from seven to 14 days as well as a series of longer voyages, including Round the World Voyages. Cunard sails to destinations in Africa, Australia & South Pacific, Canada, the Caribbean, the Atlantic Islands, the British Isles, the Canary Islands, Central America, the Far East, the Mediterranean, Northern Europe, South America, the Indian Ocean, the Middle East, Scandinavia & Iceland and the United States.

IV. Principal Source Geographic Areas

	Carnival Corporation & plc Cruise Guests Carried
(in thousands)	2018	2017	2016	Brands Mainly Serving
United States and Canada	6,790	6,440	6,100	Carnival Cruise Line, Princess Cruises, Holland America Line, Seabourn and Cunard
Continental Europe	2,340	2,290	2,170	Costa and AIDA
Asia	1,140	1,240	1,130	Princess Cruises and Costa
Australia and New Zealand	1,020	1,060	1,010	Carnival Cruise Line, Princess Cruises and P&O Cruises (Australia)
United Kingdom	810	800	840	P&O Cruises (UK) and Cunard
Other	310	270	270
Total	12,410	12,100	11,520

V. Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity by Itinerary
	2019	2018	2017
Caribbean	32%	33%	32%
Europe without Mediterranean	14	14	13
Mediterranean	13	13	13
Australia and New Zealand	7	8	8
Alaska	6	6	5
China	4	5	6
Other	25	23	23
	100%	100%	100%

VI. Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet, although published materials such as brochures and direct mailings are also used. Our brands have multiple pricing levels that vary by source market, category of guest accommodation, ship, season, duration and itinerary. Cruise prices frequently change in a dynamic pricing environment and are impacted by a number of factors, including the number of available cabins for sale in the marketplace and the level of guest demand. Some cruise prices are increased due to higher demand. We offer a variety of special promotions, including early booking, past guest recognition and travel agent programs. We continue to identify and implement new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies and improving our pricing models, as evidenced by our new state-of-the-art revenue management system implemented across six brands in 2018. We also continue with initiatives to better coordinate and optimize our brands’ global itinerary strategies, maximizing guest satisfaction and profits. We have invested in new marketing technologies to further engage our guests by bringing to life the cruise experience.

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

As a convenience to our guests, we sell air transportation to and from airports near the home ports of our ships. In 2018, approximately 10% of our guests purchased scheduled or chartered air transportation from us. We also offer ground transfers from and to the airport near the ship’s home port as part of our transfer programs.

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

VIII. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. In 2018, we earned 25% of our revenues from onboard and other revenue activities and services not included in the cruise ticket price including the following:

• Substantially all liquor and some non-alcoholic beverage sales	• Internet and communication services
• Casino gaming	• Full service spas
• Shore excursions	• Specialty restaurants
• Gift shop sales	• Art sales
• Photo sales	• Laundry and dry cleaning services

We enhance our guests’ onboard experiences and increase our onboard revenues by offering value added packages and tailoring our onboard offers with our guest preferences. We are also implementing initiatives to strengthen our onboard revenue by improving our onboard retail offerings. We use various marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard and other products and services.  As a convenience to our guests, all our brands allow their guests to pre-book, and in most cases, pre-pay certain of their onboard and other revenue-producing activities in advance of the cruise.

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

Our casinos are all owned and operated directly by us and are equipped according to the unique requirements of our brands and their guests. We offer a wide variety of slot machines and a diverse mix of traditional and specialty table games, as well as other innovative games all designed to meet the desires of our guests. We have also developed marketing and promotional arrangements with land-based casino companies in order to increase the number of casino players onboard several of our brands. The casinos are generally open when our ships are at sea in international waters.

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

We have implemented strategies to generate new demand by targeting new cruisers who typically vacation at land-based destinations. Our multiple brand marketing initiatives continue to drive increased consideration with print, TV, digital, social and field marketing elements, keeping a strong commitment and continuous investment to improve the digital journey with the goal of inspiring consumers to purchase a cruise vacation with us. We continue our efforts to expand our original media content portfolio, which features three award winning TV shows and three digital shows, all featured on our own digital channel, OceanViewTM, as well as our new partnership with Univision, which developed the first OCEANTM prime-time series. Our programs airing on major networks, cable and digital video on-demand platforms, have reached over 400 million views to date. The shows create compelling experiential content that engages all audiences while inspiring them to travel the world. The expansion of our TV lineup across networks allows us to increase consideration and educate consumers about the cruise experience by showcasing our portfolio of brands in iconic global destinations.

Our brands have comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and our travel agent partners. Each brand’s marketing activities are generally designed to reach a local region in the local language. We continue to expand our marketing efforts to attract new guests online by leveraging the reach and impact of digital marketing and social media. We have also invested in new marketing technologies to deliver more engaging and personalized communications. This helps us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests.

Substantially all of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

X. Sales Relationships

We sell the majority of our cruises through travel agents and tour operators that serve our guests in their local regions. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands. Our travel agents relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes.

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. During fiscal 2018, no controlled group of travel agencies accounted for 10% or more of our revenues. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services.

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

We voluntarily publish Sustainability Reports that address governance, stakeholder engagement, environmental, labor, human rights, society, product responsibility, economic and other sustainability-related issues and performance indicators. These reports, which are not incorporated in this document but can be viewed at www.carnivalcorp.com, www.carnivalplc.com and www.carnivalsustainability.com, were developed in accordance with the Sustainability Reporting Guidelines established by the Global Reporting Initiative, the global standard for reporting on environmental, social and governance policies, practices and performance. We have been publishing Sustainability Reports since 2011.

In order to support our environmental strategy, our environmental management system is certified in accordance with ISO 14001. We have also developed a set of 2020 sustainability goals reinforcing our commitment to the environment, our guests, our employees and the communities in which we operate. Our ten goals listed below are aimed at reducing our environmental footprint while enhancing the health, safety and security of our guests and crew members and ensuring sustainable business practices across our brands and business partners:

Environmental Goals

•	Reduce intensity of carbon dioxide equivalent (“CO2e”) emissions from operations by 25% by 2020 relative to our 2005 baseline

•	Continue to improve the quality of our emissions into the air by developing, deploying and operating advanced air quality systems across our fleet

•	Increase usage of ship-to-shore power connection capabilities

•	Increase Advanced Waste Water Purification System coverage of our fleet capacity by 10 percentage points by 2020 relative to our 2014 baseline

•	Continue to improve our shipboard operations’ water use efficiency by 5% by 2020 relative to our 2010 baseline

•	Continue to reduce waste generated by our shipboard operations by 5% by 2020 relative to our 2016 baseline

Health, Safety and Security Goals

•	Continue to build on our commitment to protect the health, safety and security of guests, employees and all others working on our behalf

Sustainable Workforce and Community Goals

•	Continue to build a diverse and inclusive workforce and provide all employees with a positive work environment and opportunities to build a rewarding career to further drive employee engagement

•	Further develop and implement vendor assurance procedures ensuring compliance with Carnival Corporation & plc’s Business Partner Code of Conduct and Ethics

•	Continue to work on initiatives and partnerships that support and sponsor a broad range of organizations for the benefit of the communities where we operate

Reflecting on our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of low carbon fuels, in particular, LNG. We have 11 next-generation LNG cruise ships on order, including AIDAnova, entering the fleet in December 2018, the first cruise ship in the industry to be powered at sea by LNG. Pioneering a new era in the use of low carbon fuels, these new ships will have the ability to use LNG to generate 100 percent of their power both in port and on the open sea - an innovation that will reduce emissions to help protect the environment.

In addition, we continue our partnership with The Nature Conservancy, one of the world’s leading conservation organizations. They are leveraging our partnership in their efforts to restore coral reefs, protect marine ecosystems and promote natural habitats for marine environments to help reduce the impact of storms and rising sea levels in coastal communities.

XII.     Employees

Our shipboard and shoreside employees are sourced from over 100 countries. Excluding employees on leave, we employ an average of 88,000 shipboard employees onboard the 104 ships we operate, which includes crew members and officers. Our shoreside operations have an average of 12,000 full-time and 2,000 part-time/seasonal employees, including seasonal employees of Holland America Princess Alaska Tours which significantly increases its work force during the late spring and summer months in connection with the Alaskan cruise season. We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 58% and 23%, respectively. We consider our employee and union relationships to be strong.

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

Our goal is to be a leader in delivering high quality professional maritime training. In 2016, we expanded our training operations with the opening of the Arison Maritime Center. The centerpiece of the campus is the Center for Simulator Maritime Training (“CSMART”). The CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available with the capacity to provide annual professional training for all our bridge and engineering officers. CSMART participants receive a maritime training experience that fosters critical thinking, problem solving, ethical decision making and skill development. In 2017, CSMART launched an environmental officer training program and began offering additional environmental courses for bridge and engineering officers to further enhance our training on social responsibility and environmental protection. During 2018, we provided training to nearly 6,800 bridge and engineering officers at CSMART.

XIV. Information Technology

With the increasing size and sophistication of cruise ships, the technologies employed to create guest experiences and operate ships have grown ever more complex and integrated. Our global information technology model is designed to contribute to exceeding expectations of our guests, crew, shoreside employees and other stakeholders. This model is focused on supporting exceptional guest experiences while increasingly leveraging common technologies to drive process efficiency and effectiveness across our portfolio of brands. In order to achieve our goals, we are focusing on applications, connectivity, cybersecurity, privacy, infrastructure and innovation. In response to the increasing threat of continually evolving cybersecurity risks, we are striving to provide protection of guest, employee, company and other data and develop best practices that focus on people, process and technology to combat threats and malicious activity. In addition, we have established a committee to further our focus on minimization, protection, and proper handling of private data.

All of our brands are actively collaborating on our global information technology solutions, standards and processes across our shoreside and shipboard environment. By aligning technology planning, infrastructure, security, privacy and applications, we continue to maximize the business value of our information technology investments by eliminating redundancies and driving synergies across the brands while identifying and leveraging best practices and establishing common standards.

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

•
OceanMedallionTM - a revolutionary wearable device that enables a highly personalized vacation experience that works in conjunction with a portfolio of digital experiences all focused on simplifying guest access to experiences and facilitating a more immersive vacation

•
xiOTTM - an invisible network of interactive intelligent sensors and embedded devices mounted throughout the ship, home ports and destinations that uses a guest-centric, Internet of Things approach to enable a seamless guest experience

In 2018, we opened the third of three state-of-the-art Fleet Operations Centers (“FOC”) with advanced ship to shore communications technology. We continue to develop, implement and utilize cutting-edge proprietary technology at these centers to enhance our ability to monitor ship nautical and technical performance in real time, including fuel consumption, engine performance and air emissions. The centers allow for improved communications between the ship and shore, and immediate support to our ships for route planning, maritime safety and risk management.

In 2018, we completed the roll-out of our state-of-the-art revenue management system across six brands. Additionally, we introduced several new mobile applications, including Carnival Cruise Line’s Hub App, Costa’s MyCosta and AIDA’s myAIDA. AIDA also completed the fleet-wide roll out of Seamless check-in, enabling an embarkation process of just thirty seconds per guest.

XVI. Supply Chain

We incur expenses for goods and services to deliver exceptional cruise experiences to our guests. In addition, we incur significant capital expenditures for materials to support the refurbishment and enhancements of our vessels as well as to build new ships. We approach our spend strategically and look for suppliers who demonstrate the ability to help us leverage our scale in terms of cost, quality, service and innovation. We are focused on the creation of strategic partnerships and will streamline our supplier base, where it is prudent. Our largest capital investments are for the construction of new ships. We have agreements in place for the construction of 21 cruise ships with four shipyards.

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

XVIII. Port Destinations and Private Islands

In select geographies around the world we operate a portfolio of leading port destinations and private islands to grow demand and create relative scarcity. This enables us to offer exceptional guest experiences by creating a wide variety of high quality destinations around the world that are uniquely tailored to our guests’ preferences. In addition, to secure preferential berth access to third party ports, we coordinate across brands to negotiate berthing agreements and to secure preferred access through shared agreements and commitments.

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

Ship classification societies: Class certification is one of the necessary documents required for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. Our ships are subject to periodic class surveys, including dry-dock inspections, by ship classification societies to verify that our ships have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Dry-dock frequency is a statutory requirement mandated by SOLAS. Our ships dry-dock once or twice every five years, depending on the age of the ship.

National, regional, state and local authorities: We are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the U.S., U.S. states and hundreds of other international ports that our ships visit every year.

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

Our BODs have HESS Committees, which were comprised of four independent directors during 2018. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review all significant relevant risks or exposures and associated mitigating actions.

We are committed to implementing appropriate measures to manage identified risks effectively. We have a Chief Maritime Officer to oversee our global maritime operations, including maritime quality assurance and policy, maritime affairs, environmental compliance, shipbuilding, ship refits and research and development. To ensure that we are compliant with legal and regulatory requirements and that these areas of our business operate in an efficient manner we:

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

We have implemented and continue to enhance policies and procedures that demonstrate our commitment to the safety of our guests and crew. These policies and procedures include the following:

•
Training of our bridge, engineering and environmental officers in maritime related best practices at our new CSMART Academy, the Center for Simulator Maritime Training located within our Arison Maritime Center in Almere, Netherlands

•	Further standardization of our detailed bridge and engine resource management procedures on all of our ships

•	Expansion of our existing oversight function to monitor bridge and engine room operations through state of the art fleet operations centers in Miami, Seattle and Hamburg

•	Identifying and standardizing best-practice policies and procedures in health, environment, safety and security disciplines across the entire organization including on all our ships

•	Further enhancement of our processes for auditing our HESS performance throughout our operations

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

As a means of managing and improving our environmental performance and compliance, we adhere to standards set by ISO, an international standard-setting body, which produces worldwide industrial and commercial standards. The environmental management system of our company and ships is certified in accordance with ISO 14001, the environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services. ISO 14001 defines an approach to setting and achieving environmental objectives and targets, within a structured management framework.

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

As noted above, MARPOL governs the prevention of pollution by oil from operational measures, as well as from accidental discharges. MARPOL requires that discharges of machinery space bilge water pass through pollution prevention equipment that separates oil from the water and monitors the discharged water to ensure that the effluent does not exceed 15 parts per million oil content and we have voluntarily committed to upgrade the oil separation equipment to the latest MARPOL standards onboard all of our ships by early 2019. Our ships must have oily water separators with oil content monitors installed and must maintain a record of certain engine room operations in an Oil Record Book. In addition, we have voluntarily installed redundant systems on all of our ships that monitor processed bilge water through discharge to ensure that it contains no more than 15 parts per million oil content. This system provides additional controls to prevent improper bilge water discharges. MARPOL also requires that our ships have Shipboard Oil Pollution Emergency Plans.

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

b.    Sulfur Emissions

MARPOL also addresses air emissions from vessels in both auxiliary and main propulsion diesel engines on ships and further specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Since 2015, ships operating in a number of regions throughout the world have been required to use fuel with a sulfur content of no more than 0.1% or 0.5% (depending on the ECA), or to use alternative emission reduction methods, such as advanced air quality systems. Additional local and regional ECAs have come into force since 2015.

The International Maritime Organization’s Marine Environment Protection Committee has agreed to implement a global 0.5% sulfur cap for marine fuel beginning in 2020. The EU Parliament and Council have also set a 2020 implementation date for their 0.5% sulfur content fuel requirement (the “EU Sulfur Directive”). The options to comply with both the global 0.5% sulfur cap and the EU Sulfur Directive include the use of low sulfur fuel, installation of advanced air quality systems, or the use of alternative fuels, which may increase our fuel costs.

We have been installing advanced air quality systems on our ships. These efforts are mitigating much of the impact from the ECA requirements. Given the installation schedule, we expect to use a greater percentage of low sulfur fuel in 2020, which may increase our fuel costs.

c.    Other Ship Emission Abatement Methods

In the long-term, the cost impacts of meeting progressively lower sulfur emission requirements may be further mitigated by the favorable impact of future changes in the supply and demand balance for marine and other types of fuel, future developments of and investments in improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels and our continued efforts to improve the overall fuel efficiency across our fleet. Since 2007, we have achieved approximately 30% cumulative reduction in unit fuel consumption by focusing on more efficient itineraries, a wide variety of ships’ system hardware and software, energy-efficiency upgrades (including hull coatings, air conditioning and engine performance improvement), creating collaborative energy-savings groups across operating lines and ship’s staff energy use awareness and training.

As part of our emission abatement program, we have continued our work with several local port authorities to utilize cruise ship shore power connections and have equipped 47 ships with the capability to utilize shore power technology. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, thus reducing our ship air emissions.

Similarly, in an effort to extend our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of low carbon fuels, in particular, LNG:

•	AIDAprima and AIDAperla are the first cruise ships in the world that regularly use dual-fuel engines for an energy supply with LNG while in ports on Northern European and other itineraries

•
AIDAnova will be the first cruise ship in the world with the ability to use LNG to generate 100 percent of its power both in port and on the open sea. We have 11 next generation LNG cruise ships on order, including AIDAnova, entering the fleet in December 2018. These innovative ships will reduce exhaust emissions to help protect the environment

d.    Greenhouse Gas Emissions (“GHG”)

In 2013, the IMO approved measures to improve energy efficiency and reduce emissions of GHGs from international shipping by adopting technical and operational measures for all ships. The technical measures apply to the design of new vessels, and the operational reduction measures apply to all vessels. Operational reduction measures have been implemented through a variety of means, including a Ship Energy Efficiency Management Plan, improved voyage planning and more frequent propeller and hull cleanings. We have established objectives within the ISO 14001 environmental management system for each of our brands to further reduce fuel consumption rates and the resulting GHG emissions.

In 2016, the IMO approved the implementation of a mandatory data collection system for fuel oil consumption. This amendment will require ships of 5,000 gross tons and above to provide fuel oil consumption data to their respective flag State at the end of each calendar year, formally beginning in 2019. Flag States will then validate the data and transfer it to an IMO database. The IMO will produce an annual report with anonymous data. In early 2018, the IMO also committed to several shipping industry GHG emission reduction goals with 2030 and 2050 target dates.

e.    Ballast Water

In 2017, MARPOL began to govern the discharge of ballast water from ships through the MARPOL Ballast Water Management Convention. However, amendments were made to the regulation that effectively extend the implementation date for existing ships by two years. Ballast water is seawater used to stabilize ships at sea and maintain safe operating conditions throughout a voyage. Ballast can carry a multitude of marine species. The Convention is designed to regulate the treatment of ballast water prior to discharging overboard in order to avoid the transfer of marine species to new environments.

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

The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate commercial vessels’ incidental discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters. Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, all of the requirements are laid out in EPA’s Vessel General Permit (“VGP”) for discharges incidental to the normal operations of vessels. The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel. In addition to these discharge and vessel specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping. The United States government recently passed the Vessel Incidental Discharge Act (VIDA), an act that will clarify and streamline discharge requirements for the waste streams covered by the VGP and added a new Clean Water Act Section called “Uniform National Standards for Discharges Incidental to Normal Operation of Vessels.” VIDA will eventually eliminate the VGP; however, while the standards and regulations are being developed, the 2013 VGP has been administratively extended. There is uncertainty over what to expect with VIDA, including the limits to which VIDA will apply and the mechanism through which state-specific standards would be implemented.

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

The EC has also implemented regulations aimed at reducing GHG emissions from maritime shipping through a Monitoring, Reporting and Verification (“MRV”) regulation, which began collecting emissions data in 2018 from ships over 5,000 gross tons to monitor and report their carbon emissions on all voyages to, from and between European Union ports.

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

6.    Maritime Labor Regulations

The International Labor Organization develops and oversees international labor standards and includes a broad range of requirements, such as the definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements.

The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, as amended, establishes additional minimum standards relating to training, including security training, certification and watchkeeping for our seafarers.

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

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8%.

Substantially all of AIDA’s earnings are exempt from German income taxes by virtue of the Germany/Italy income tax treaty.

d.	Asian Countries Income and Other Taxes

Substantially all of our brands’ income from their international operations in Asian countries is exempt from income tax by virtue of relevant income tax treaties. In addition, the income is exempt from indirect taxes in China under relevant income tax treaties and other circulars.

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

XXII. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on the most recent G.P. Wild Cruise Industry Statistical Review, we, along with our principal cruise competitors Royal Caribbean Cruises Ltd., Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, carry approximately 84% of all global cruise guests.

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

E. Industry and Market Data

This document includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from CLIA, G.P. Wild, and surveys and forecasts, including those from ASTA, generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising and offer support and training for the travel agent community in North America. CLIA participates in the regulatory and policy development process while supporting measures that foster a safe, secure and healthy cruise ship environment. In addition, CLIA facilitates strategic relationships between cruise industry suppliers and organizations, cruise lines, ports and shipyards and provides a forum for interaction with governmental agencies. All CLIA information, obtained from the CLIA website www.cruising.org, relates to the CLIA member cruise lines. In 2018, CLIA represents over 50 cruise brands that operate more than 95% of cruise industry capacity. G.P Wild is an authoritative source of cruise industry statistics and publishes a number of reports and industry reviews. All G.P. Wild information is obtained from their annual Cruise Industry Statistical Review. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Exhibit 13, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

a. Adverse world events impacting the ability or desire of people to travel may lead to a decline in demand for cruises

We may be impacted by the public’s concerns regarding the safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, and other general concerns. Additionally, we may be impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels. In 2019, uncertainties resulting from the UK’s expected exit from the European Union may impact our business.

b. Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters may impact the satisfaction of our guests and crew and lead to reputational damage

Our operations involve the risk of incidents and media coverage thereof. Such incidents include, but are not limited to, the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses; mechanical failures, fires and collisions; repair delays, groundings and navigational errors; oil spills and other maritime and environmental issues as well as other incidents at sea or while in port or on land which may cause guest and crew discomfort, injury, or death. Although our commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in accidents and other incidents in the past and we may experience similar or other incidents in the future.

Our cruise ships, hotels, land tours, port and related commercial facilities and shore excursions may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other types of disruptions. In addition, these and any other events which impact the travel industry more generally may negatively impact our guests’ or crew’s ability or desire to travel to or from our ships and/or interrupt the supply of critical goods and services.

c. Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax may lead to litigation, enforcement actions, fines, penalties, and reputational damage

We are subject to numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be, and have previously been, fined or otherwise sanctioned by regulators.

We are subject to laws and requirements related to the treatment and protection of sensitive data in the jurisdictions where we operate. Various governments, agencies and regulatory organizations have enacted or are considering new rules and regulations. In the course of doing business, we collect guest, employee, company and other third-party data, including personally identifiable information and other sensitive data.

Our operations subject us to potential liability under anti-corruption laws and regulations. We may also be affected by economic sanctions, trade protection laws, policies and other regulatory requirements affecting trade and investment.

We are also subject to compliance with tax laws, regulations and treaties in the jurisdictions in which we are incorporated or operate. These tax laws, regulations and treaties are subject to change at any time, which may result in substantially higher tax liabilities. Additionally, the relevant authorities’ interpretation of tax laws, regulations and treaties could differ materially from ours.

d.
Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and lead to reputational damage

We may be impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from economically driven attacks to malicious attacks targeting our key operating systems with the intent to disrupt or compromise our shoreside and shipboard operations. Like many companies, we have been and continue to be subject to unauthorized access or use of digital systems and networks through human error or for purposes of misappropriating assets or obtaining sensitive financial, medical or other personal or business information.

Our principal offices, information technology operations and system networks may be impacted by actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions) or other disruptive events. Our maritime and/or shoreside operations, including our ability to manage our inventory of cabins held for sale and set pricing, control costs, and serve our guests, depends on the reliability of our information technology operations and system networks as well as our ability to refine and update to more advanced systems and technologies.

e.	Ability to recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time may adversely impact our business operations, guest services and satisfaction

We hire a significant number of qualified shipboard personnel each year and, thus, our ability to adequately recruit, develop and retain these individuals is critical to our success. Incidents involving cruise ships and the related adverse media publicity, adverse economic conditions that negatively affect our profitability and increasing demand as a result of our and the industry’s projected growth could negatively impact our ability to recruit, develop and retain sufficient qualified shipboard personnel.

f.	Increases in fuel prices and availability of fuel supply may adversely impact our scheduled itineraries and costs
We may be impacted by economic, market and political conditions around the world, such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, which make it difficult to predict the future price and availability of fuel. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Increases in airfares, which could result from increases in the price of fuel, would increase our guests’ overall vacation costs as many of our guests depend on airlines to transport them to or from the airports near the ports where our cruises embark and disembark.
Additionally, certain of our ships are designed to use LNG as a fuel source. At this time, the marine LNG distribution infrastructure is in the early stages of development with a limited number of suppliers and purchasing is usually made through long-term contracts. We may experience difficulties in operating and maintaining new LNG-based engine technology.

g.	Fluctuations in foreign currency exchange rates may adversely impact our financial results

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar. Additionally, our shipbuilding contracts are typically denominated in euros. Movements in foreign currency exchange rates will affect our financial results.

h.	Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales and pricing

We may be impacted by increases in capacity in the cruise and land-based vacation industry, which may result in capacity growth beyond demand, either globally or for a region or for a particular itinerary. We face competition from other cruise brands on the basis of overall experience, destinations, types and sizes of ships and cabins, travel agent preferences and value. In addition, we compete with land-based vacation alternatives throughout the world on the basis of overall experience, destinations and value.

i.	Geographic regions in which we try to expand our business may be slow to develop or ultimately not develop how we expect
As we continue to expand our global presence, it requires, among other things, significant levels of management resources, capital and other investments. For example, we may be required to localize our cruise products and services to conform to local cultures, standards, policies and regulations. As a result, it may be more difficult for us to replicate our successful core business models and we may not be able to recover our investments in these markets. In addition, we cannot be certain that these markets, such as China, will ultimately develop as we expect.

j.	Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests
We may be impacted by unforeseen events, such as work stoppages, insolvencies, “force majeure” events or other financial difficulties experienced by shipyards, their subcontractors and our suppliers. This may result in less shipyard availability resulting in delays or preventing the delivery of our ships under construction and/or the completion of the repair, maintenance, or refurbishment of our existing ships. This may lead to potential delays or cancellations of cruises. In addition, the prices of various commodities that are used in the construction of ships and for repair, maintenance and refurbishment of existing ships, such as steel, are subject to volatility.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of November 30, 2018, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Location	Square Footage (in thousands)	Own/Lease	Principal Operations
Miami, FL, U.S.A.	463/61	Own/Lease	Carnival Corporation and Carnival Cruise Line
Genoa, Italy	246/66	Own/Lease	Costa and AIDA
Santa Clarita, CA, U.S.A.	311	Lease	Princess Cruises, Holland America Line and Seabourn
Almere, Netherlands	253	Own	Arison Maritime Center
Rostock, Germany	224	Own	Costa and AIDA
Seattle, WA, U.S.A.	175	Lease	Princess Cruises, Holland America Line and Seabourn
Southampton, England	150	Lease	Carnival plc, P&O Cruises (UK) and Cunard
Hamburg, Germany	146	Lease	Costa and AIDA
Sydney, NSW, Australia	37	Lease	Princess Cruises and P&O Cruises (Australia)
Shanghai, China	32	Lease	Costa

Information about our cruise ships, including the number each of our cruise brands operate, as well as information regarding our cruise ships under construction may be found under Part I. Item 1. Business. C. “Our Global Cruise Business.” In addition, we own, lease or have controlling interests in port destinations, private islands, hotels, and lodges.

Item 3.    Legal Proceedings.
As previously disclosed, on May 15, 2018, the Marseilles, France Public Prosecutor alleged that Carnival plc and the captain of P&O Cruises’ Azura breached the French Environmental Code governing the sulfur content of fuel used during the vessel’s passage through French territorial waters on March 28 and 29, 2018. On November 26, 2018, the Tribunal de Grande Instance imposed a fine, costs and damages against Carnival plc and the captain for an aggregate of €118,000. We believe that we have a meritorious defense to this claim and are appealing this judgment. We also believe that the ultimate outcome of the proceedings will not have a material impact on our consolidated financial statements.

As previously disclosed, on August 24, 2018, a proposed class-action lawsuit was filed by James Wolfe and others against Carnival Corporation relating to the marketing and sales of Carnival Cruise Line’s Vacation Protection product. On January 3, 2019, the United States District Court for the Southern District of Florida granted Carnival Corporation’s motion to stay proceedings and compel arbitration. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.
As previously disclosed, on August 28, 2018, P&O Cruises (Australia) notified the Maritime Accident Investigation Branch and the Australian Maritime Safety Authority of an inadvertent discharge of liquid food waste mixed into grey water off of Pacific Explorer while it was inside the Great Barrier Reef Marine Park on August 26, 2018. We believe the ultimate outcome of any investigation and any penalty will not have a material impact on our consolidated financial statements.

Item 4.    Mine Safety Disclosures.

None.

Executive Officers of the Registrants

The table below sets forth the name, age, years of service and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service (a)	Title
Micky Arison	69	47	Chairman of the Boards of Directors
David Bernstein	61	20	Chief Financial Officer and Chief Accounting Officer
Arnold W. Donald	64	18	President and Chief Executive Officer and Director
Stein Kruse	60	19	Group Chief Executive Officer of Holland America Group and Carnival UK
Arnaldo Perez	58	26	General Counsel and Secretary
Michael Thamm	55	25	Group Chief Executive Officer of Costa Group and Carnival Asia

(a)	Years of service with us or Carnival plc predecessor companies.

Business Experience of Executive Officers

Micky Arison has been Chairman of the Boards of Directors since 1990 and a Director since 1987. He was Chief Executive Officer from 1979 to 2013.

David Bernstein has been Chief Financial Officer since 2007 and Chief Accounting Officer since 2016. From 2003 to 2007, he was Treasurer.

Arnold W. Donald has been President and Chief Executive Officer since 2013. He has been a Director since 2001.

Stein Kruse has been the Group Chief Executive Officer of Holland America Group and Carnival UK since 2017. He was Chief Executive Officer of Holland America Group from 2013 to 2017. From 2004 to 2013, he was President and Chief Executive Officer of Holland America Line.

Arnaldo Perez has been General Counsel and Secretary since 1995.

Michael Thamm has been Group Chief Executive Officer of Costa Group since 2012 and of Carnival Asia since 2017.

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

The payment and amount of any future dividend is within the discretion of the Boards of Directors. Our dividends were and will be based on a number of factors, including our earnings, liquidity position, financial condition, booking trends, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that Carnival Corporation and Carnival plc will continue their dividend in the future, and if so, the amount and timing of such future dividends are not determinable and may be different than prior declarations.

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

F.    Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I.    Repurchase Program

Under a share repurchase program effective 2004, we are authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). Effective April 10 and August 27, 2018, the company approved modifications of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approvals to $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended November 30, 2018, repurchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (in millions)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
September 1, 2018 through September 30, 2018	—	$—	$919
October 1, 2018 through October 31, 2018	—	$55.20	$767
November 1, 2018 through November 30, 2018	—	$—	$726
	—	$55.20

During the three months ended November 30, 2018, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
September 1, 2018 through September 30, 2018	1.1	$62.13	$919
October 1, 2018 through October 31, 2018	2.7	$56.69	$767
November 1, 2018 through November 30, 2018	0.7	$58.08	$726
	4.5	$58.24

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

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended November 30, 2018, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

III.    Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap Programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 20.9 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2019 annual general meeting or October 11, 2019.

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

Item 8.    Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 28, 2019, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2018, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2018.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2018 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2018 fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2018 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2018.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	2.0	(a)	-	8.6	(b)
Equity compensation plans not approved by security holders	—		-	—
	2.0		-	8.6

(a)	Represents 2.0 million of restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.

(b)
Includes Carnival Corporation common stock available for issuance as of November 30, 2018 as follows: 2.0 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 43,376 shares subject to purchase during the current purchase period and 6.6 million under the Carnival Corporation 2011 Stock Plan.

II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2018.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	0.6	(a)	-	6.9
Equity compensation plans not approved by security holders	—		-	—
	0.6		-	6.9

(a)	Represents 0.6 million restricted share units outstanding under the Carnival plc 2014 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2018 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2018 fiscal year.

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

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 18, 2019 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09
Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2	Amendment and Restatement Agreement dated June 16, 2014 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.1	10/3/14

10.3*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.4*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.5	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.6*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-K	10.23	1/30/17

10.7*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

10.8*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-K	10.39	1/30/17

10.9*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/1/15

10.10*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	7/1/15

10.11*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.12*	Amendment to Facilities Agreement dated May 18, 2016 among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited, as facilities agent, and KfW IPEX-Bank GmbH, Bayerische Landesbank, New York Branch and DZ BANK AG, Deutsche Zentral Genossenschaftsbank, Frankfurt am Main, New York Branch, as new lenders.	10-Q	10.1	7/1/16

10.13*	Form of Executive Restricted Share Unit Award Certificate for the Carnival plc 2014 Employee Share Plan.	10-Q	10.3	7/1/16

10.14*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.4	7/1/16

10.15*	Amendment dated October 18, 2016 to Employment Agreement dated October 14, 2016 between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	99.1	10/21/16

10.16*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/17

10.17*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/30/17

10.18*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/30/17

10.19*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.20*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/30/17

10.21*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	6/30/17

10.22*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	6/30/17

10.23*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/22/18

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.24*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/22/18

10.25*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/22/18

10.26*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	3/22/18

10.27*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	6/25/18

10.28*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/25/18

Annual report to security holders

13	Portions of the 2018 Annual Report.				X

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Public Accounting Firm.				X

Power of attorney

24
Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold W. Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2018 joint Annual Report on Form 10-K and any future amendments on their behalf.
					X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive data file
101	The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2018, as filed with the SEC on January 28, 2019 formatted in XBRL, are as follows:
	(i) the Consolidated Statements of Income for the years ended November 30, 2018, 2017 and 2016;				X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2018, 2017 and 2016;				X
	(iii) the Consolidated Balance Sheets at November 30, 2018 and 2017;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2018, 2017 and 2016;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2018, 2017 and 2016 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

*Indicates a management contract or compensation plan or arrangement.
**These items are furnished and not filed.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 28, 2019	January 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 28, 2019	January 28, 2019

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 28, 2019	January 28, 2019

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors	Directors
January 28, 2019	January 28, 2019

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 28, 2019	January 28, 2019

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 28, 2019	January 28, 2019

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 28, 2019	January 28, 2019

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 28, 2019	January 28, 2019

/s/*Debra Kelly-Ennis	/s/*Debra Kelly-Ennis
Debra Kelly-Ennis	Debra Kelly-Ennis
Director	Director
January 28, 2019	January 28, 2019

/s/*Katie Lahey	/s/*Katie Lahey
Katie Lahey	Katie Lahey
Director	Director
January 28, 2019	January 28, 2019

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 28, 2019	January 28, 2019

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 28, 2019	January 28, 2019

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 28, 2019	January 28, 2019

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 28, 2019	January 28, 2019

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)
January 28, 2019	January 28, 2019