Form 10-Q
period 2019-02-28
CARNIVAL CORP; CARNIVAL PLC
filed 2019-04-09
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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

At April 1, 2019, Carnival Corporation had outstanding 526,957,537 shares of Common Stock, $0.01 par value.
At April 1, 2019, Carnival plc had outstanding 190,024,517 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 526,957,537 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 28,
	2019	2018
Revenues
Cruise
Passenger ticket	$3,199	$3,148
Onboard and other	1,446	1,071
Tour and other	29	13
	4,673	4,232
Operating Costs and Expenses
Cruise
Commissions, transportation and other	709	663
Onboard and other	467	140
Payroll and related	557	558
Fuel	381	359
Food	268	264
Other ship operating	731	711
Tour and other	29	14
	3,142	2,709
Selling and administrative	629	616
Depreciation and amortization	516	488
	4,287	3,813
Operating Income	386	419
Nonoperating Income (Expense)
Interest income	4	3
Interest expense, net of capitalized interest	(51)	(48)
Gains on fuel derivatives, net	—	16
Other (expense) income, net	(2)	1
	(49)	(28)
Income Before Income Taxes	338	390
Income Tax Expense, Net	(2)	—
Net Income	$336	$391
Earnings Per Share
Basic	$0.48	$0.54
Diluted	$0.48	$0.54
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2019	2018
Net Income	$336	$391
Items Included in Other Comprehensive Income
Change in foreign currency translation adjustment	79	292
Other	—	3
Other Comprehensive Income	79	295
Total Comprehensive Income	$415	$686
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 28, 2019	November 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$649	$982
Trade and other receivables, net	406	358
Inventories	444	450
Prepaid expenses and other	603	436
Total current assets	2,101	2,225
Property and Equipment, Net	37,005	35,336
Goodwill	2,943	2,925
Other Intangibles	1,181	1,176
Other Assets	700	738
	$43,930	$42,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$768	$848
Current portion of long-term debt	1,684	1,578
Accounts payable	798	730
Accrued liabilities and other	1,637	1,654
Customer deposits	4,755	4,395
Total current liabilities	9,642	9,204
Long-Term Debt	9,134	7,897
Other Long-Term Liabilities	912	856
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 657 shares at 2019 and 656 shares at 2018 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2019 and 2018 issued	358	358
Additional paid-in capital	8,776	8,756
Retained earnings	25,033	25,066
Accumulated other comprehensive income (loss) (“AOCI”)	(1,869)	(1,949)
Treasury stock, 130 shares at 2019 and 129 shares at 2018 of Carnival Corporation and 53 shares at 2019 and 48 shares at 2018 of Carnival plc, at cost	(8,063)	(7,795)
Total shareholders’ equity	24,241	24,443
	$43,930	$42,401
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 28,
	2019	2018
OPERATING ACTIVITIES
Net income	$336	$391
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	516	488
Gains on fuel derivatives, net	—	(16)
Share-based compensation	20	18
Other, net	12	24
	884	904
Changes in operating assets and liabilities
Receivables	(50)	(30)
Inventories	7	1
Prepaid expenses and other	(154)	98
Accounts payable	65	19
Accrued liabilities and other	5	(198)
Customer deposits	358	271
Net cash provided by operating activities	1,116	1,064
INVESTING ACTIVITIES
Purchases of property and equipment	(2,129)	(574)
Payments of fuel derivative settlements	(6)	(21)
Other, net	76	6
Net cash used in investing activities	(2,059)	(588)
FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(81)	611
Principal repayments of long-term debt	(95)	(963)
Proceeds from issuance of long-term debt	1,439	469
Dividends paid	(348)	(323)
Purchases of treasury stock	(274)	(218)
Other, net	(29)	(4)
Net cash provided by (used in) financing activities	612	(428)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	12
Net (decrease) increase in cash, cash equivalents and restricted cash	(331)	60
Cash, cash equivalents and restricted cash at beginning of period	996	422
Cash, cash equivalents and restricted cash at end of period	$665	$482
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2017	$7	$358	$8,690	$23,292	$(1,782)	$(6,349)	$24,216
Net income	—	—	—	391	—	—	391
Other comprehensive income	—	—	—	—	295	—	295
Cash dividends declared ($0.45 per share)	—	—	—	(322)	—	—	(322)
Purchases of treasury stock under the Repurchase Program and other	—	—	18	—	—	(216)	(198)
At February 28, 2018	$7	$358	$8,708	$23,360	$(1,486)	$(6,565)	$24,382

At November 30, 2018	$7	$358	$8,756	$25,066	$(1,949)	$(7,795)	$24,443
Changes in accounting principles (a)	—	—	—	(24)	—	—	(24)
Net income	—	—	—	336	—	—	336
Other comprehensive income	—	—	—	—	79	—	79
Cash dividends declared ($0.50 per share)	—	—	—	(345)	—	—	(345)
Purchases of treasury stock under the Repurchase Program and other	—	—	20	—	—	(268)	(248)
At February 28, 2019	$7	$358	$8,776	$25,033	$(1,869)	$(8,063)	$24,241

(a) We adopted the provisions of Revenue from Contracts with Customers and Derivatives and Hedging on December 1, 2018.
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

Basis of Presentation
The Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three months ended February 28, 2019 and 2018, and the Consolidated Balance Sheet at February 28, 2019 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2018 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 28, 2019. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued guidance, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. On December 1, 2018, we adopted this guidance using the modified retrospective method to all contracts as of the adoption date. Results for reporting periods beginning after December 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605.

The impact of the adoption of ASC 606 on our consolidated financial statements primarily relates to the gross presentation of prepaid travel agent commissions (Consolidated Balance Sheet), shore excursions and other onboard revenues and costs (Consolidated Statement of Income) which were historically presented net. As of December 1, 2018, we recorded a cumulative effect adjustment of $24 million to retained earnings related to the accounting for our loyalty programs.

The following table summarizes the impacts of ASC 606 adoption on our consolidated financial statements as of and for the three months ended February 28, 2019:

(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Balance Sheet
Prepaid expenses and other	$461	$142	$603
Total current assets	$1,959	$142	$2,101
Customer deposits	$4,613	$142	$4,755
Total current liabilities	$9,501	$142	$9,642

Consolidated Statement of Income
Onboard and other (Revenues)	$1,123	$323	$1,446
Revenues (Total)	$4,350	$323	$4,673
Onboard and other (Operating Costs and Expenses)	$145	$323	$467
Operating Costs and Expenses (Total)	$3,964	$323	$4,287
Operating Income	$386	$—	$386
Net Income	$336	$—	$336

Consolidated Statement of Cash Flows
Prepaid expenses and other	$(12)	$(142)	$(154)
Customer deposits	$216	$142	$358
Net cash provided by operating activities	$1,116	$—	$1,116

The FASB issued amended guidance, Business Combinations - Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. On December 1, 2018, we adopted this guidance using the prospective transition method. The adoption of this guidance had no impact on our consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. On December 1, 2018, we adopted this guidance using the retrospective method for each period presented. The adoption of this guidance had no impact on our consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Restricted Cash. On December 1, 2018, we adopted this guidance using the retrospective method for each period presented. As a result, we now present restricted cash with cash and cash equivalents in the statement of cash flows. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash was not material for the period presented.

The FASB issued amended guidance, Service Concession Arrangements, which clarifies that the grantor in a service arrangement should be considered the customer of the operating entity in all cases. On December 1, 2018, we adopted this guidance using the modified retrospective method. The adoption of this guidance had no impact on our consolidated financial statements.

The FASB issued amended guidance, Derivatives and Hedging, which targeted improvements to accounting for hedging activities such as hedging strategies, effectiveness assessments, and recognition of derivative gains or losses. On December 1, 2018, we early adopted this guidance using the modified retrospective approach, which did not have a material impact on our financial statements. At the time of adoption, we changed the method by which we assess effectiveness for outstanding net investment hedges from the forward method to the spot method. Under the spot method, the change in fair value of the hedging instrument attributable to hedge effectiveness remains in AOCI until the net investment is sold or liquidated, while the impact attributable to components excluded from the assessment of hedge effectiveness is recorded in interest expense, net of capitalized interest, on a systematic and rational basis. Previous gains or losses incurred under the forward method related to net investment hedges will remain in AOCI within the foreign currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. As required by this guidance, we have also added certain disclosures about hedging activities and their effect on our consolidated financial statements.

The FASB issued guidance, Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is required to be adopted by us in the first quarter of 2020 and must be applied using a modified retrospective approach which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the current period consolidated financial statements. The initial adoption of this guidance is expected to increase both our total assets and total liabilities, reflecting the lease rights and obligations arising from our lease arrangements, and will require additional disclosures. We are evaluating certain contractual arrangements to determine if they contain an implicit right to use an asset that would qualify as a leasing arrangement under the new guidance.

The FASB issued amended guidance, Intangibles - Goodwill and Other - Internal-Use Software, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The expense related to deferred implementation costs is required to be presented in the same income statement line item as the related hosting fees. Additionally, the payments for deferred implementation costs are required to be presented in the same line item in the statement of cash flows as payments for the related hosting fees. This guidance is required to be adopted by us in the first quarter of 2021 and must be applied using either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits represent unearned revenues, and are initially included in customer deposit liabilities when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct costs and expenses of a voyage are recognized as cruise costs and expenses, upon completion of voyages, with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and costs and expenses on a completed voyage basis versus on a pro rata basis is not significant. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues, onboard and other revenues and tour and other revenues based upon the estimated standalone selling prices of those goods and services.

Future travel discount vouchers are included as a reduction of cruise passenger ticket revenues when such vouchers are utilized. Guest cancellation fees are recognized in cruise passenger ticket revenues at the time of cancellation.

Our sale to guests of air and other transportation to and from airports near the home ports of our ships are included in cruise passenger ticket revenues, and the related cost of purchasing these services are included in cruise transportation costs. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related costs are included in onboard and other costs. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other cruise revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three months ended February 28, the fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $163 million in 2019 and $148 million in 2018. The remaining portion of fees, taxes and charges are also included in cruise passenger ticket revenues and are expensed in other ship operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed or expenses are incurred. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, and the balance is received prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had customer deposits of $4.9 billion and $4.7 billion as of February 28, 2019 and December 1, 2018. During the three months ended February 28, 2019, we recognized revenues of $3.0 billion related to our customer deposits as of December 1, 2018. Our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and are subsequently recognized as commissions, transportation, and other at the time of revenue recognition. We have contract assets of $142 million and $151 million as of February 28, 2019 and December 1, 2018.

NOTE 3 – Unsecured Debt

At February 28, 2019, our short-term borrowings consisted of euro-denominated commercial paper of $768 million. For the three months ended February 28, 2019, there were no borrowings or repayments of commercial paper with original maturities greater than three months. For the three months ended February 28, 2018, we had borrowings of $2 million and repayments of $0 million of commercial paper with original maturities greater than three months.

In December 2018, we borrowed $852 million under an export credit facility due in semi-annual installments through 2031.

In February 2019, we borrowed $587 million under a euro-denominated export credit facility due in semi-annual installments through 2031. We also entered into an $899 million export credit facility, which may be drawn in euro or U.S. dollars in 2023 and will be due in semi-annual installments through 2035. The interest rate on this export credit facility can be fixed or floating, at our discretion.

NOTE 4 – Contingencies
Litigation
In the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits, or any settlement of claims and lawsuits, are covered by insurance and the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. We believe the ultimate outcome of these claims, lawsuits, and settlements, as applicable, each and in the aggregate, will not have a material impact on our consolidated financial statements.
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

NOTE 5 – Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks
Fair Value Measurements
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 28, 2019				November 30, 2018
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$123	$—	$31	$91	$127	$—	$30	$95
Total	$123	$—	$31	$91	$127	$—	$30	$95
Liabilities
Fixed rate debt (b)	$6,875	$—	$7,030	$—	$5,699	$—	$5,799	$—
Floating rate debt (b)	4,822	—	4,867	—	4,695	—	4,727	—
Total	$11,697	$—	$11,897	$—	$10,394	$—	$10,526	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 28, 2019			November 30, 2018
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$649	$—	$—	$982	$—	$—
Restricted cash	16	—	—	14	—	—
Derivative financial instruments	—	16	—	—	—	—
Total	$665	$16	$—	$996	$—	$—
Liabilities
Derivative financial instruments	$—	$47	$—	$—	$29	$—
Total	$—	$47	$—	$—	$29	$—

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

	Goodwill
(in millions)	NAA (a) Segment	EA (b) Segment	Total
At November 30, 2018	$1,898	$1,027	$2,925
Foreign currency translation adjustment	—	18	18
At February 28, 2019	$1,898	$1,044	$2,943
(a)    North America & Australia (“NAA”)
(b)    Europe & Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2018	$927	$242	$1,169
Foreign currency translation adjustment	—	5	5
At February 28, 2019	$927	$247	$1,174

The determination of our reporting unit goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. Changes in the conditions or circumstances may result in a need to recognize an impairment charge.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 28, 2019	November 30, 2018
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$16	$—
Total derivative assets		$16	$—
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Accrued liabilities and other	$6	$5
	Other long-term liabilities	22	—
Interest rate swaps (b)	Accrued liabilities and other	7	8
	Other long-term liabilities	11	11
		47	23
Derivatives not designated as hedging instruments
Fuel	Accrued liabilities and other	—	6
Total derivative liabilities		$47	$29

(a)
At February 28, 2019 and November 30, 2018, we had cross currency swaps totaling $1.0 billion and $156 million, respectively, that are designated as hedges of our net investment in foreign operations with a euro-denominated functional currency. At February 28, 2019, these cross currency swaps settle through December 2030.

(b)
We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $373 million at February 28, 2019 and $385 million at November 30, 2018 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At February 28, 2019, these interest rate swaps settle through March 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	February 28, 2019
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$17	$(1)	$16	$(6)	$11
Liabilities	$47	$(1)	$47	$(6)	$41

	November 30, 2018
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$	$—
Liabilities	$29	$—	$29	$—	$29
The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income and in income was as follows:

	Three Months Ended February 28,
(in millions)	2019	2018
(Losses) gains recognized in AOCI:
Cross currency swaps – net investment hedges	$(10)	$(6)
Foreign currency zero cost collars – cash flow hedges	$—	$1
Interest rate swaps – cash flow hedges	$1	$4
Losses reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(2)	$(3)
Gains recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$4	$—

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant.
Financial Risks
Fuel Price Risks
We manage our exposure to fuel price risk by managing our consumption of fuel. Substantially all of our exposure to market risk for changes in fuel prices relates to the consumption of fuel on our ships. We manage fuel consumption through ship maintenance practices, modifying our itineraries and implementing innovative technologies. We are also adding new, more fuel efficient ships to our fleet and are strategically disposing of smaller, less fuel efficient ships.
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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. At February 28, 2019, we had $7.3 billion and $876 million of euro- and sterling-denominated debt, respectively, including the effect of cross currency swaps, which provide an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At February 28, 2019, for the following newbuild, we had foreign currency zero cost collars for a portion of our euro-denominated shipyard payments. These collars are designated as cash flow hedges.

	Entered Into	Matures in	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Carnival Panorama	2019	October 2019	$1.05	$1.28
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At February 28, 2019, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $9.3 billion for newbuilds scheduled to be delivered from 2019 through 2025.
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

We believe the risk of nonperformance by any of our significant counterparties is remote. At February 28, 2019, our exposures under foreign currency contracts, cross currency swaps and interest rate swap agreements were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.

NOTE 6 – Segment Information
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

The operating segments within each of our NAA and EA reportable segments have been aggregated based on the similarity of their economic and other characteristics, including geographic guest sourcing. Our Cruise Support segment includes our portfolio of leading port destinations and other services, all of which are operated for the benefit of our cruise brands. Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours and other operations.

	Three Months Ended February 28,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2019
NAA	$3,077	$2,010	$353	$328	$386
EA	1,526	1,075	205	152	93
Cruise Support	42	27	65	28	(78)
Tour and Other	29	29	6	9	(15)
	$4,673	$3,142	$629	$516	$386
2018
NAA	$2,684	$1,658	$367	$299	$360
EA	1,503	1,005	188	157	154
Cruise Support	32	33	55	23	(78)
Tour and Other	13	14	6	10	(17)
	$4,232	$2,709	$616	$488	$419

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended February 28, 2019
North America	$2,520
Europe	1,399
Australia and Asia	584
Other	170
$4,673

NOTE 7 – Earnings Per Share

	Three Months Ended February 28,
(in millions, except per share data)	2019	2018
Net income for basic and diluted earnings per share	$336	$391
Weighted-average shares outstanding	693	717
Dilutive effect of equity plans	2	2
Diluted weighted-average shares outstanding	695	719
Basic earnings per share	$0.48	$0.54
Diluted earnings per share	$0.48	$0.54

NOTE 8 – Supplemental Cash Flow Information

(in millions)	February 28, 2019	November 30, 2018
Cash and cash equivalents (Consolidated Balance Sheets)	$649	$982
Restricted cash included in prepaid expenses and other and other assets	16	14
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$665	$996

NOTE 9 – Subsequent Event

We have a minority interest in Grand Bahama Shipyard Ltd. (“Grand Bahama”), a ship repair and maintenance facility. On April 1, 2019, there was an incident at Grand Bahama which caused damage to one of the docks of the shipyard. An assessment of the extent of the damage and impact to operations is ongoing. We are evaluating the impact to our consolidated financial statements.

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
Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

•	Adverse world events impacting the ability or desire of people to travel may lead to a decline in demand for cruises

•
Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters may impact the satisfaction of our guests and crew and lead to reputational damage

•
Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax may lead to litigation, enforcement actions, fines, penalties and reputational damage

•
Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and lead to reputational damage

•	Ability to recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time may adversely impact our business operations, guest services and satisfaction

•	Increases in fuel prices and availability of fuel supply may adversely impact our scheduled itineraries and costs

•	Fluctuations in foreign currency exchange rates may adversely impact our financial results

•	Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales and pricing

•	Geographic regions in which we try to expand our business may be slow to develop or ultimately not develop how we expect

•	Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests

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

New Accounting Pronouncements

Refer to our consolidated financial statements for further information on New Accounting Pronouncements.

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

Statistical Information

	Three Months Ended February 28,
	2019	2018
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	21,299	20,462
Occupancy percentage (c)	104.8%	104.7%
Passengers carried (in thousands)	2,937	2,860
Fuel consumption in metric tons (in thousands)	830	821
Fuel consumption in metric tons per thousand ALBDs	38.9	40.1
Fuel cost per metric ton consumed	$459	$437
Currencies (USD to 1)
AUD	$0.72	$0.78
CAD	$0.75	$0.79
EUR	$1.14	$1.21
GBP	$1.28	$1.37
RMB	$0.15	$0.15

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

(b)
For the three months ended February 28, 2019 compared to the three months ended February 28, 2018, we had a 4.1% capacity increase in ALBDs comprised of a 5.0% capacity increase in our NAA segment and a 2.5% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by:

•	Full quarter impact from one Carnival Cruise Line 3,960-passenger capacity ship that entered into service in April 2018

•	Full quarter impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018

•	Partial period impact from one Holland America Line 2,670-passenger capacity ship that entered into service in December 2018

Our EA segment’s capacity increase was caused by:

•	Partial period impact from one AIDA 5,230-passenger capacity ship that entered into service in December 2018

The increase in our EA segment’s capacity was partially offset by:

•	Full quarter impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018

•	Full quarter impact from one Costa Cruises 1,300-passenger capacity ship removed from service in April 2018

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 28, 2019 (“2019”) Compared to Three Months Ended February 28, 2018 (“2018”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 68% of our 2019 total revenues. Cruise passenger ticket revenues increased by $51 million, or 1.6%, to $3.2 billion in 2019 from $3.1 billion in 2018.

This increase was caused by:

•	$129 million - 4.1% capacity increase in ALBDs

•	$34 million - increase in air transportation revenues

These increases were partially offset by:

•	$90 million - net unfavorable foreign currency translational impact

•	$18 million - decrease in cruise ticket revenues caused by net unfavorable foreign currency transactional impact

The remaining 32% of 2019 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $375 million, or 35%, to $1.4 billion in 2019 from $1.1 billion in 2018.

This increase was caused by:

•	$323 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$44 million - 4.1% capacity increase in ALBDs

•	$33 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $26 million.

Concession revenues, which are included in onboard and other revenues, increased by $8 million, or 3.1%, to $255 million in 2019 from $247 million in 2018.

NAA Segment

Cruise passenger ticket revenues made up 65% of our NAA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $97 million, or 5.1%, to $2.0 billion in 2019 compared to $1.9 billion in 2018.

This increase was caused by:

•	$97 million - 5.0% capacity increase in ALBDs

•	$19 million - increase in air transportation revenues

The remaining 35% of our NAA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $296 million, or 39%, to $1.1 billion in 2019 from $0.8 billion in 2018.

This increase was driven by:

•	$253 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$39 million - 5.0% capacity increase in ALBDs

Concession revenues, which are included in onboard and other revenues, increased by $10 million, or 6.0%, to $182 million in 2019 from $171 million in 2018.

EA Segment

Cruise passenger ticket revenues made up 78% of our EA segment’s 2019 total revenues. Cruise passenger ticket revenues decreased by $41 million, or 3.3%, to $1.2 billion in 2019 compared to $1.2 billion in 2018.

This decrease was caused by:

•	$82 million - net unfavorable foreign currency translational impact

This decrease was partially offset by:

•	$31 million - 2.5% capacity increase in ALBDs

•	$18 million - increase in air transportation revenues

The remaining 22% of our EA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $64 million, or 24%, to $329 million in 2019 from $265 million in 2018.

This increase was caused by:

•	$63 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$17 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $22 million.

Concession revenues, which are included in onboard and other revenues, decreased by $3 million, or 3.4%, to $73 million in 2019 from $76 million in 2018.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $432 million, or 16%, to $3.1 billion in 2019 from $2.7 billion in 2018.

This increase was caused by:

•	$323 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$110 million - 4.1% capacity increase in ALBD

•	$43 million - higher commissions, transportation and other expenses

•	$18 million - higher fuel prices

These increases were partially offset by net favorable foreign currency translational impact of $72 million.

Selling and administrative expenses increased by $13 million, or 2.1%, to $629 million in 2019 from $616 million in 2018.

Depreciation and amortization expenses increased by $28 million, or 5.7%, to $516 million in 2019 from $488 million in 2018.

NAA Segment

Operating costs and expenses increased by $352 million, or 21%, to $2.0 billion in 2019 from $1.7 billion in 2018.

This increase was caused by:

•	$253 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$84 million - 5.0% capacity increase in ALBDs

•	$29 million - higher commissions, transportation and other expenses

•	$18 million - increase in various other costs

•	$12 million - higher fuel prices

These increases were partially offset by lower cruise payroll and related expense of $22 million.

Selling and administrative expenses decreased by $14 million, or 3.8%, to $353 million in 2019 from $367 million in 2018.

Depreciation and amortization expenses increased by $28 million, or 9.5%, to $328 million in 2019 from $299 million in 2018.

EA Segment

Operating costs and expenses increased by $71 million, or 7.0%, to $1.1 billion in 2019 from $1.0 billion in 2018.

This increase was caused by:

•	$63 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$25 million - 2.5% capacity increase in ALBDs

•	$19 million - higher commissions, transportation and other expenses

These decreases were partially offset by net favorable foreign currency translational impact of $65 million.

Selling and administrative expenses increased by $18 million, or 9.5%, to $205 million in 2019 from $188 million in 2018.

Depreciation and amortization expenses decreased by $5 million, or 3.2%, to $152 million in 2019 from $157 million in 2018.

Operating Income

Our consolidated operating income decreased by $32 million, or 7.7%, to $386 million in 2019 from $419 million in 2018. Our NAA segment’s operating income increased by $27 million, or 7.5%, to $386 million in 2019 from $360 million in 2018, and our EA segment’s operating income decreased by $61 million, or 39%, to $93 million in 2019 from $154 million in 2018. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

(in millions)	Three Months Ended February 28, 2018
Unrealized gains on fuel derivatives, net	$32
Realized losses on fuel derivatives, net	(16)
Gains on fuel derivatives, net	$16

There were no unrealized or realized gains or losses on fuel derivatives for the three months ended February 28, 2019.

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

We report net revenue yields, net passenger revenue yields, net onboard and other revenue yields and net cruise costs excluding fuel per ALBD on a “constant dollar” and “constant currency” basis assuming the 2019 periods’ currency exchange rates have remained constant with the 2018 periods’ rates. These metrics facilitate a comparative view for the changes in our business in an environment with fluctuating exchange rates.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Three Months Ended February 28,
(dollars in millions, except yields)	2019	2019 Constant Dollar	2018
Passenger ticket revenues	$3,199	$3,289	$3,148
Onboard and other revenues	1,446	1,472	1,071
Gross cruise revenues	4,645	4,760	4,219
Less cruise costs
Commissions, transportation and other	(709)	(734)	(663)
Onboard and other	(467)	(475)	(140)
	(1,177)	(1,209)	(803)
Net passenger ticket revenues	2,490	2,555	2,485
Net onboard and other revenues	978	996	931
Net cruise revenues	$3,468	$3,551	$3,416
ALBDs	21,299,196	21,299,196	20,461,582

Gross revenue yields	$218.06	$223.51	$206.20
% increase	5.8%	8.4%
Net revenue yields	$162.82	$166.73	$166.95
% decrease	(2.5)%	(0.1)%
Net passenger ticket revenue yields	$116.90	$119.95	$121.46
% decrease	(3.8)%	(1.2)%
Net onboard and other revenue yields	$45.92	$46.78	$45.50
% increase	0.9%	2.8%

	Three Months Ended February 28,
(dollars in millions, except yields)	2019	2019 Constant Currency	2018
Net passenger ticket revenues	$2,490	$2,576	$2,485
Net onboard and other revenues	978	999	931
Net cruise revenues	$3,468	$3,575	$3,416
ALBDs	21,299,196	21,299,196	20,461,582

Net revenue yields	$162.82	$167.86	$166.95
% (decrease) increase	(2.5)%	0.5%
Net passenger ticket revenue yields	$116.90	$120.96	$121.46
% decrease	(3.8)%	(0.4)%
Net onboard and other revenue yields	$45.92	$46.90	$45.50
% increase	0.9%	3.1%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Three Months Ended February 28,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Dollar	2018
Cruise operating expenses	$3,113	$3,185	$2,695
Cruise selling and administrative expenses	623	638	610
Gross cruise costs	3,736	3,822	3,305
Less cruise costs included above
Commissions, transportation and other	(709)	(734)	(663)
Onboard and other	(467)	(475)	(140)
Gains (losses) on ship sales and impairments	(2)	(2)	(16)
Restructuring expenses	—	—	—
Other	—	—	—
Net cruise costs	2,558	2,611	2,485
Less fuel	(381)	(381)	(359)
Net cruise costs excluding fuel	$2,177	$2,231	$2,127
ALBDs	21,299,196	21,299,196	20,461,582

Gross cruise costs per ALBD	$175.40	$179.46	$161.51
% increase	8.6%	11.1%
Net cruise costs excluding fuel per ALBD	$102.21	$104.73	$103.92
% (decrease) increase	(1.6)%	0.8%

	Three Months Ended February 28,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Currency	2018
Net cruise costs excluding fuel	$2,177	$2,233	$2,127
ALBDs	21,299,196	21,299,196	20,461,582

Net cruise costs excluding fuel per ALBD	$102.21	$104.84	$103.92
% (decrease) increase	(1.6)%	0.9%

Adjusted fully diluted earnings per share was computed as follows:

	Three Months Ended
	February 28,
(in millions, except per share data)	2019	2018
Net income
U.S. GAAP net income	$336	$391
Unrealized (gains) losses on fuel derivatives, net	—	(32)
(Gains) losses on ship sales and impairments	2	16
Restructuring expenses	—	—
Other	—	—
Adjusted net income	$338	$375
Weighted-average shares outstanding	695	719

Earnings per share
U.S. GAAP earnings per share	$0.48	$0.54
Unrealized (gains) losses on fuel derivatives, net	—	(0.05)
(Gains) losses on ship sales and impairments	—	0.02
Restructuring expenses	—	—
Other	—	—
Adjusted earnings per share	$0.49	$0.52

Net cruise revenues increased by $52 million, or 1.5%, to $3.5 billion in 2019 from $3.4 billion in 2018.
The increase was caused by:

•	$140 million - 4.1% capacity increase in ALBDs

•	$19 million - 0.5% increase in constant currency net revenue yields

These increases were partially offset by net unfavorable foreign currency impacts (including both the foreign currency translational and transactional impacts) of $107 million.
The 0.5% increase in net revenue yields on a constant currency basis was due to a 3.1% increase in net onboard and other revenue yields and offset by 0.4% decrease in net passenger ticket revenue yields.
This 0.4% decrease in net passenger ticket revenue yields was comprised of a 0.1% decrease from our NAA segment and a 0.7% decrease from our EA segment.
The 3.1% increase in net onboard and other revenue yields was caused by similar increases in our NAA and EA segments.
Net cruise costs excluding fuel increased by $50 million, or 2.4%, to $2.2 billion in 2019 from $2.1 billion in 2018.
The increase was caused by:

•	$87 million - 4.1% capacity increase in ALBDs

•	$20 million - 0.9% increase in constant currency net cruise costs excluding fuel

These increases were partially offset by net favorable foreign currency impacts (including both the foreign currency translational and transactional impacts) of $56 million.
Fuel costs increased by $22 million, or 6.1%, to $381 million in 2019 from $359 million in 2018.
This increase was caused by:

•	$18 million - higher fuel prices

•	$15 million - 4.1% capacity increase in ALBDs

These increases were partially offset by lower fuel consumption per ALBD of $11 million.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and sustain and grow our double-digit return on invested capital (“ROIC”), while maintaining a strong balance sheet and strong investment grade credit ratings. (We define ROIC as the twelve-month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress.) Our ability to generate significant operating cash flow allows us to internally fund our capital improvements, debt maturities and dividend payments. We have $11.0 billion of committed export credit facilities available to fund the vast majority of our new ship growth capital. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity through our available cash and cash equivalents and committed financings for immediate and future liquidity needs and to maintain a reasonable debt maturity profile.

Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital improvements, new ship growth capital, debt maturities and dividend payments. We believe that our ability to generate significant operating cash flows and our strong balance sheet, as evidenced by our strong investment grade credit ratings, provide us with the ability, in most financial credit market environments, to obtain debt financing.

We had a working capital deficit of $7.5 billion as of February 28, 2019 compared to a working capital deficit of $7.0 billion as of November 30, 2018. The increase in working capital deficit was caused by a decrease in our cash and cash equivalents and an increase in customer deposits. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long term investments or any other use of cash. Included within our working capital deficit are $4.8 billion and $4.4 billion of customer deposits as of February 28, 2019 and November 30, 2018, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $1.1 billion of net cash from operations during the three months ended February 28, 2019, an increase of $51 million, or 4.8%, compared to $1.1 billion for the same period in 2018.

Investing Activities
During the three months ended February 28, 2019, net cash used in investing activities was $2.1 billion. This was caused by the following:

•	Capital expenditures of $1.7 billion for our ongoing new shipbuilding program

•	Capital expenditures of $428 million for ship improvements and replacements, information technology and buildings and improvements

During the three months ended February 28, 2018, net cash used in investing activities was $588 million. This was caused by the following:

•	Capital expenditures of $97 million for our ongoing new shipbuilding program

•	Capital expenditures of $477 million for ship improvements and replacements, information technology and buildings and improvements

•	Payments of $21 million for fuel derivative settlements

Financing Activities
During the three months ended February 28, 2019, net cash provided by financing activities of $612 million was caused by the following:

•	Net repayments of short-term borrowings of $81 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $95 million of long-term debt

•	Issuances of $1.4 billion of long-term debt

•	Payments of cash dividends of $348 million

•	Purchases of $274 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the three months ended February 28, 2018, net cash used in financing activities of $428 million was substantially due to the following:

•	Net proceeds of short-term borrowings of $611 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $963 million of long-term debt

•	Issuances of $469 million of long-term debt under a term loan

•	Payments of cash dividends of $323 million

•	Purchases of $218 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Capital Expenditure and Capacity Forecast

Our annual capital expenditure forecast consists of contracted new ship growth capital, estimated payments for planned new ship growth capital and capital improvements.

(in billions)	2019	2020	2021	2022
Annual capital expenditure forecast	$6.7	$5.7	$5.9	$5.3

Our annual capacity forecast consists of contracted new ships and announced dispositions.

	2019	2020	2021	2022
Annual capacity increase	4.6%	6.4%	6.6%	4.8%

Funding Sources

At February 28, 2019, we had liquidity of $13.5 billion. Our liquidity consisted of $324 million of cash and cash equivalents, which excludes $325 million of cash used for current operations, $2.2 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $11.0 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2019	2020	2021	2022	2023
Availability of committed future financing at February 28, 2019	$2.0	$2.9	$2.8	$2.4	$0.9

At February 28, 2019, all of our revolving credit facilities are scheduled to mature in 2021, except for $394 million that matures in 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At February 28, 2019, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our hedging strategies and market risks, see the discussion below and Note 10 - “Fair Value Measurements, Derivative Instruments and Hedging Activities and Financial Risks” in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Form 10-K.

Operational Currency Risks

Our operations primarily utilize the U.S. dollar, Australian dollar, euro or sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates will affect our financial statements.

Based on a 10% change in all currency exchange rates that were used in our March 26, 2019 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.20 per share for the remaining three quarters of 2019

•	$(0.01) per share for the second quarter of 2019

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

February 28, 2019
Fixed rate	26%
EUR fixed rate	36%
Floating rate	5%
EUR floating rate	26%
GBP floating rate	7%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our March 26, 2019 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.18 per share for the remaining three quarters of 2019

•	$0.06 per share for the second quarter of 2019

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2019, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
As previously disclosed, on May 15, 2018, the Marseilles, France Public Prosecutor alleged that Carnival plc and the captain of P&O Cruises’ Azura breached the French Environmental Code governing the sulfur content of fuel used during the vessel’s passage through French territorial waters. On November 26, 2018, the Tribunal de Grande Instance imposed a fine, costs and damages against Carnival plc and the captain for an aggregate of €118,000. We believe that we have a meritorious defense to this claim and have appealed the judgment. We also believe that the ultimate outcome of the proceedings will not have a material impact on our consolidated financial statements.

As previously disclosed, on August 24, 2018, a proposed class-action lawsuit was filed by James Wolfe and others against Carnival Corporation relating to the marketing and sales of Carnival Cruise Line’s Vacation Protection product. On January 3, 2019, the U.S. District Court for the Southern District of Florida granted Carnival Corporation’s motion to stay proceedings and compel arbitration. The plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit. Carnival Corporation has moved to dismiss the appeal. We believe we have meritorious defenses to the claim and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

As previously disclosed, Princess Cruises entered into a plea agreement in December 2016 with the U.S. Department of Justice with respect to violations of federal laws related to illegal discharges of oily bilge water for incidents occurring in 2013 and prior. The U.S. District Court for the Southern District of Florida accepted the plea agreement in April 2017, and ordered that Princess Cruises pay a fine and complete a five-year term of probation. Carnival Corporation was further required to adopt a five-year court-supervised environmental compliance plan. The probation officer has filed a petition seeking to revoke the probation based on alleged violations of the conditions of probation, including violations of the terms of the environmental compliance plan. If the petition is successful, the impact could range from organizational changes relating to environmental compliance, further fines or action against Princess Cruises and Carnival Corporation. The court has not yet scheduled a hearing on the allegations in the petition and we are in discussions with the U.S. Department of Justice.

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

During the three months ended February 28, 2019, repurchases of Carnival Corporation common stock pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival Corporation Common Stock Purchased (in millions)	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
December 1, 2018 through December 31, 2018	0.5	$46.53	$618
January 1, 2019 through January 31, 2019	—	$47.99	$494
February 1, 2019 through February 28, 2019	—	$—	$460
Total	0.6	$46.54

During the three months ended February 28, 2019, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
December 1, 2018 through December 31, 2018	1.6	$52.43	$618
January 1, 2019 through January 31, 2019	2.4	$51.60	$494
February 1, 2019 through February 28, 2019	0.6	$56.16	$460
Total	4.6	$52.48
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

Under the Stock Swap Programs effective 2008, the Boards of Directors have made the following authorizations:

•
In 2017, to sell up to 22.0 million shares of Carnival Corporation common stock in the U.S. market and repurchase up to 22.0 million of Carnival plc ordinary shares in the UK market. We had 22.0 million shares remaining under this authorization at February 28, 2019.

•
In 2016, to sell up to 26.9 million of existing shares of Carnival plc in the UK market and repurchase up to 26.9 million shares of Carnival Corporation common stock in the U.S. market. We had 26.0 million shares remaining under this authorization at February 28, 2019.

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended February 28, 2019, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

C. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap Programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 20.9 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2019 annual general meeting or July 10, 2019.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc	8-K	3.3	4/20/2009

Material contracts
10.1	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan				X
10.2	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan				X
10.3	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan				X
10.4	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan				X
10.5	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, as filed with the Securities and Exchange Commission on April 9, 2019, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three months ended February 28, 2019 and 2018;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2019 and 2018;				X
	(iii) the Consolidated Balance Sheets at February 28, 2019 and November 30, 2018;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2019 and 2018;				X
(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 28, 2019 and 2018 and
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: April 9, 2019		Date: April 9, 2019