Form 10-Q
period 2019-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2019-06-24
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 001-9610	Commission file number: 001-15136

Carnival Corporation	Carnival plc
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Republic of Panama	England and Wales
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

59-1562976	98-0357772
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428	Carnival House, 100 Harbour Parade, Southampton SO15 1ST, United Kingdom
(Address of principal executive offices) (Zip Code)	(Address of principal executive offices) (Zip Code)

(305) 599-2600	011 44 23 8065 5000
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

None	None
(Former name, former address and former fiscal year, if changed since last report)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.01 par value)	Ordinary Shares each represented by American Depositary Shares ($1.66 par value), Special Voting Share, GBP 1.00 par value and Trust Shares of beneficial interest in the P&O Princess Special Voting Trust
(Title of each class)	(Title of each class)

CCL	CUK
(Trading Symbol)	(Trading Symbol)

New York Stock Exchange, Inc.	New York Stock Exchange, Inc.
(Name of each exchange on which registered)	(Name of each exchange on which registered)

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

At June 14, 2019, Carnival Corporation had outstanding 527,000,548 shares of Common Stock, $0.01 par value.
At June 14, 2019, Carnival plc had outstanding 189,386,190 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 527,000,548 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues
Cruise
Passenger ticket	$3,257	$3,193	$6,456	$6,341
Onboard and other	1,510	1,122	2,955	2,192
Tour and other	71	42	99	55
	4,838	4,357	9,511	8,589
Operating Costs and Expenses
Cruise
Commissions, transportation and other	613	577	1,322	1,240
Onboard and other	485	138	952	278
Payroll and related	566	543	1,123	1,101
Fuel	423	373	804	731
Food	269	265	538	530
Other ship operating	742	749	1,472	1,460
Tour and other	61	36	90	50
	3,159	2,681	6,301	5,390
Selling and administrative	621	605	1,250	1,221
Depreciation and amortization	542	512	1,059	1,000
	4,323	3,798	8,609	7,611
Operating Income	515	559	902	978
Nonoperating Income (Expense)
Interest income	5	3	9	6
Interest expense, net of capitalized interest	(54)	(49)	(105)	(98)
Gains on fuel derivatives, net	—	41	—	57
Other income (expense), net	(7)	10	(9)	11
	(56)	5	(105)	(24)
Income Before Income Taxes	459	564	797	955
Income Tax Expense, Net	(8)	(3)	(10)	(3)
Net Income	$451	$561	$787	$951
Earnings Per Share
Basic	$0.65	$0.79	$1.14	$1.33
Diluted	$0.65	$0.78	$1.13	$1.33
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Net Income	$451	$561	$787	$951
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(194)	(357)	(114)	(56)
Other	(13)	(11)	(13)	(17)
Other Comprehensive Income (Loss)	(207)	(368)	(127)	(73)
Total Comprehensive Income	$244	$193	$660	$878
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2019	November 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,202	$982
Trade and other receivables, net	405	358
Inventories	501	450
Prepaid expenses and other	727	436
Total current assets	2,835	2,225
Property and Equipment, Net	36,814	35,336
Goodwill	2,907	2,925
Other Intangibles	1,172	1,176
Other Assets	785	738
	$44,512	$42,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$480	$848
Current portion of long-term debt	1,614	1,578
Accounts payable	792	730
Accrued liabilities and other	1,675	1,654
Customer deposits	5,815	4,395
Total current liabilities	10,377	9,204
Long-Term Debt	9,080	7,897
Other Long-Term Liabilities	948	856
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 657 shares at 2019 and 656 shares at 2018 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2019 and 2018 issued	358	358
Additional paid-in capital	8,785	8,756
Retained earnings	25,138	25,066
Accumulated other comprehensive income (loss) (“AOCI”)	(2,076)	(1,949)
Treasury stock, 130 shares at 2019 and 129 shares at 2018 of Carnival Corporation and 54 shares at 2019 and 48 shares at 2018 of Carnival plc, at cost	(8,104)	(7,795)
Total shareholders’ equity	24,108	24,443
	$44,512	$42,401
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$787	$951
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,059	1,000
Gains on fuel derivatives, net	—	(57)
Share-based compensation	27	32
Other, net	10	4
	1,883	1,930
Changes in operating assets and liabilities
Receivables	(50)	(35)
Inventories	5	(16)
Prepaid expenses and other	(302)	59
Accounts payable	68	(14)
Accrued liabilities and other	48	(249)
Customer deposits	1,516	1,413
Net cash provided by (used in) operating activities	3,169	3,087
INVESTING ACTIVITIES
Purchases of property and equipment	(3,021)	(2,201)
Proceeds from sales of ships	6	102
Payments of fuel derivative settlements	(6)	(34)
Other, net	103	30
Net cash provided by (used in) investing activities	(2,918)	(2,103)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	(357)	398
Principal repayments of long-term debt	(338)	(1,181)
Proceeds from issuance of long-term debt	1,722	1,618
Dividends paid	(694)	(646)
Purchases of treasury stock	(316)	(513)
Other, net	(43)	(16)
Net cash provided by (used in) financing activities	(26)	(339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	220	646
Cash, cash equivalents and restricted cash at beginning of period	996	422
Cash, cash equivalents and restricted cash at end of period	$1,215	$1,068
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At February 28, 2018	$7	$358	$8,708	$23,360	$(1,486)	$(6,565)	$24,382
Net income	—	—	—	561	—	—	561
Other comprehensive income	—	—	—	—	(368)	—	(368)
Cash dividends declared ($0.50 per share)	—	—	—	(357)	—	—	(357)
Purchases of treasury stock under the Repurchase Program and other	—	—	13	—	—	(298)	(284)
At May 31, 2018	$7	$358	$8,721	$23,564	$(1,855)	$(6,862)	$23,933

At February 28, 2019	$7	$358	$8,776	$25,033	$(1,869)	$(8,063)	$24,241
Net income	—	—	—	451	—	—	451
Other comprehensive income	—	—	—	—	(207)	—	(207)
Cash dividends declared ($0.50 per share)	—	—	—	(346)	—	—	(346)
Purchases of treasury stock under the Repurchase Program and other	—	—	9	—	—	(41)	(32)
At May 31, 2019	$7	$358	$8,785	$25,138	$(2,076)	$(8,104)	$24,108

	Six Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2017	$7	$358	$8,690	$23,292	$(1,782)	$(6,349)	$24,216
Net income	—	—	—	951	—	—	951
Other comprehensive income	—	—	—	—	(73)	—	(73)
Cash dividends declared ($0.95 per share)	—	—	—	(679)	—	—	(679)
Purchases of treasury stock under the Repurchase Program and other	—	—	32	—	—	(514)	(482)
At May 31, 2018	$7	$358	$8,721	$23,564	$(1,855)	$(6,862)	$23,933

At November 30, 2018	$7	$358	$8,756	$25,066	$(1,949)	$(7,795)	$24,443
Changes in accounting principles (a)	—	—	—	(24)	—	—	(24)
Net income	—	—	—	787	—	—	787
Other comprehensive income	—	—	—	—	(127)	—	(127)
Cash dividends declared ($1.00 per share)	—	—	—	(691)	—	—	(691)
Purchases of treasury stock under the Repurchase Program and other	—	—	29	—	—	(310)	(280)
At May 31, 2019	$7	$358	$8,785	$25,138	$(2,076)	$(8,104)	$24,108

(a)	We adopted the provisions of Revenue from Contracts with Customers and Derivatives and Hedging on December 1, 2018.
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

Basis of Presentation
The Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2019 and 2018, and the Consolidated Balance Sheet at May 31, 2019 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2018 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 28, 2019. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued guidance, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. On December 1, 2018, we adopted this guidance using the modified retrospective method for all contracts as of the adoption date. Results for reporting periods beginning after December 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605.

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

The following tables summarize the impacts of ASC 606 adoption on our consolidated financial statements:

	Three months ended May 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Statement of Income
Onboard and other (Revenues)	$1,167	$343	$1,510
Revenues (Total)	$4,495	$343	$4,838
Onboard and other (Operating Costs and Expenses)	$142	$343	$485
Operating Costs and Expenses (Total)	$3,980	$343	$4,323
Operating Income	$515	$—	$515
Net Income	$451	$—	$451

	Six months ended May 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Statement of Income
Onboard and other (Revenues)	$2,289	$666	$2,955
Revenues (Total)	$8,845	$666	$9,511
Onboard and other (Operating Costs and Expenses)	$286	$666	$952
Operating Costs and Expenses (Total)	$7,943	$666	$8,609
Operating Income	$902	$—	$902
Net Income	$787	$—	$787

	At May 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Balance Sheet
Prepaid expenses and other	$517	$210	$727
Total current assets	$2,625	$210	$2,835
Customer deposits	$5,606	$210	$5,815
Total current liabilities	$10,167	$210	$10,377

	Six months ended May 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Statement of Cash Flows
Prepaid expenses and other	$(92)	$(210)	$(302)
Customer deposits	$1,306	$210	$1,516
Net cash provided by operating activities	$3,169	$—	$3,169

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

The FASB issued amended guidance, Statement of Cash Flows - Restricted Cash. On December 1, 2018, we adopted this guidance using the retrospective method for each period presented. As a result, we now present restricted cash with cash and cash equivalents in the statement of cash flows. The reclassification of restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash was not material for the period presented.

The FASB issued amended guidance, Service Concession Arrangements, which clarifies that the grantor in a service arrangement should be considered the customer of the operating entity in all cases. On December 1, 2018, we adopted this guidance using the modified retrospective method. The adoption of this guidance had no impact on our consolidated financial statements.

The FASB issued amended guidance, Derivatives and Hedging, which targeted improvements to accounting for hedging activities such as hedging strategies, effectiveness assessments and recognition of derivative gains or losses. On December 1, 2018, we early adopted this guidance using the modified retrospective approach, which did not have a material impact on our financial statements. At the time of adoption, we changed the method by which we assess effectiveness for outstanding net investment hedges from the forward method to the spot method. Under the spot method, the change in fair value of the hedging instrument attributable to hedge effectiveness remains in AOCI until the net investment is sold or liquidated, while the impact attributable to components excluded from the assessment of hedge effectiveness is recorded in interest expense, net of capitalized interest, on a systematic and rational basis. Previous gains or losses incurred under the forward method related to net investment hedges will remain in AOCI within the foreign currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. As required by this guidance, we have also added certain disclosures about hedging activities and their effect on our consolidated financial statements.

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

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits represent unearned revenues and are initially included in customer deposit liabilities when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct costs and expenses of a voyage are recognized as cruise costs and expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and costs and expenses on a completed voyage basis versus on a pro rata basis is not significant. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues, onboard and other revenues and tour and other revenues based upon the estimated standalone selling prices of those goods and services.

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

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and six months ended May 31, the fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $154 million and $317 million in 2019 and $143 million and $291 million in 2018. The remaining portion of fees, taxes and charges are also included in cruise passenger ticket revenues and are expensed in other ship operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed or expenses are incurred. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had customer deposits of $6.0 billion and $4.7 billion as of May 31, 2019 and December 1, 2018. During the six months ended May 31, 2019, we recognized revenues of $3.7 billion related to our customer deposits as of December 1, 2018. Our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition. We have contract assets of $210 million and $151 million as of May 31, 2019 and December 1, 2018.

NOTE 3 – Unsecured Debt

At May 31, 2019, our short-term borrowings consisted of euro-denominated commercial paper of $480 million. For the six months ended May 31, 2019, there were no borrowings or repayments of commercial paper with original maturities greater than three months. For the six months ended May 31, 2018, we had borrowings of $2 million and repayments of $2 million of commercial paper with original maturities greater than three months.

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

In March 2019, we borrowed $283 million under two euro-denominated floating rate bank loans due in 2023.

NOTE 4 – Contingencies
Litigation
On May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Carnival Cruise Line “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. We believe we have meritorious defenses to the claims and we intend to vigorously defend against them. We do not believe that it is likely that the outcome of these matters will be material, but litigation is inherently unpredictable and there can be no assurances that the final outcome of the case might not be material to our operating results or financial condition.
Additionally, in the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits, or any settlement of claims and lawsuits, are covered by insurance and the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. We believe the ultimate outcome of these claims, lawsuits and settlements, as applicable, each and in the aggregate, will not have a material impact on our consolidated financial statements.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2019				November 30, 2018
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$182	$—	$29	$151	$127	$—	$30	$95
Total	$182	$—	$29	$151	$127	$—	$30	$95
Liabilities
Fixed rate debt (b)	$6,665	$—	$6,915	$—	$5,699	$—	$5,799	$—
Floating rate debt (b)	4,615	—	4,659	—	4,695	—	4,727	—
Total	$11,280	$—	$11,574	$—	$10,394	$—	$10,526	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2019			November 30, 2018
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,202	$—	$—	$982	$—	$—
Restricted cash	14	—	—	14	—	—
Derivative financial instruments	—	25	—	—	—	—
Total	$1,215	$25	$—	$996	$—	$—
Liabilities
Derivative financial instruments	$—	$22	$—	$—	$29	$—
Total	$—	$22	$—	$—	$29	$—

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

	Goodwill
(in millions)	NAA (a) Segment	EA (b) Segment	Total
At November 30, 2018	$1,898	$1,027	$2,925
Foreign currency translation adjustment	—	(19)	(19)
At May 31, 2019	$1,898	$1,008	$2,906
(a)    North America & Australia (“NAA”)
(b)    Europe & Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2018	$927	$242	$1,169
Foreign currency translation adjustment	—	(4)	(4)
At May 31, 2019	$927	$238	$1,165

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

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2019	November 30, 2018
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$19	$—
	Other assets	6	—
Total derivative assets		$25	$—
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Accrued liabilities and other	$3	$5
Foreign currency zero cost collars (b)	Other long-term liabilities	1	—
Interest rate swaps (c)	Accrued liabilities and other	7	8
	Other long-term liabilities	11	11
		22	23
Derivatives not designated as hedging instruments
Fuel	Accrued liabilities and other	—	6
Total derivative liabilities		$22	$29

(a)
At May 31, 2019 and November 30, 2018, we had cross currency swaps totaling $984 million and $156 million, respectively, that are designated as hedges of our net investment in foreign operations with a euro-denominated functional currency. At May 31, 2019, these cross currency swaps settle through December 2030.

(b)
At May 31, 2019, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(c)
We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $340 million at May 31, 2019 and $385 million at November 30, 2018 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At May 31, 2019, these interest rate swaps settle through March 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	May 31, 2019
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$29	$(4)	$25	$(3)	$22
Liabilities	$26	$(4)	$22	$(3)	$18

	November 30, 2018
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$	$—
Liabilities	$29	$—	$29	$—	$29

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in income was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2019	2018	2019	2018
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges	$29	$16	$18	$10
Foreign currency zero cost collars – cash flow hedges	$(1)	$(11)	$(1)	$(10)
Interest rate swaps – cash flow hedges	$—	$—	$1	$4
Gains (losses) reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(2)	$(2)	$(4)	$(5)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$6	$—	$11	$—

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. At May 31, 2019, we had $7.0 billion and $835 million of euro- and sterling-denominated debt, respectively, including the effect of cross currency swaps, which provide an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At May 31,

2019, for the following newbuilds, we had foreign currency zero cost collars for a portion of our euro-denominated shipyard payments. These collars are designated as cash flow hedges.

	Entered Into	Matures in	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Carnival Panorama	2019	October 2019	$1.05	$1.28
Enchanted Princess	2019	June 2020	$1.04	$1.28
Mardi Gras	2019	August 2020	$1.04	$1.28
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At May 31, 2019, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $7.5 billion for newbuilds scheduled to be delivered from 2020 through 2025.
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

We believe the risk of nonperformance by any of our significant counterparties is remote. At May 31, 2019, our exposures under foreign currency contracts, cross currency swaps and interest rate swap agreements were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.

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

	Three Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2019
NAA	$3,162	$2,033	$342	$339	$447
EA	1,561	1,033	185	166	177
Cruise Support	44	32	87	27	(102)
Tour and Other	71	61	7	9	(7)
	$4,838	$3,159	$621	$542	$515
2018
NAA	$2,836	$1,747	$338	$317	$433
EA	1,449	888	191	160	210
Cruise Support	31	11	64	25	(69)
Tour and Other	42	36	11	10	(14)
	$4,357	$2,681	$605	$512	$559

	Six Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2019
NAA	$6,239	$4,043	$695	$667	$833
EA	3,087	2,108	390	318	270
Cruise Support	86	60	152	55	(180)
Tour and Other	99	90	13	19	(22)
	$9,511	$6,301	$1,250	$1,059	$902
2018
NAA	$5,519	$3,405	$705	$617	$793
EA	2,952	1,892	379	316	364
Cruise Support	63	43	119	48	(147)
Tour and Other	55	50	17	19	(31)
	$8,589	$5,390	$1,221	$1,000	$978

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended May 31, 2019	Six Months Ended May 31, 2019
North America	$2,639	$5,159
Europe	1,350	2,749
Australia and Asia	741	1,324
Other	108	279
	$4,838	$9,511

NOTE 7 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2019	2018	2019	2018
Net income for basic and diluted earnings per share	$451	$561	$787	$951
Weighted-average shares outstanding	691	714	692	715
Dilutive effect of equity plans	2	1	2	2
Diluted weighted-average shares outstanding	693	715	694	717
Basic earnings per share	$0.65	$0.79	$1.14	$1.33
Diluted earnings per share	$0.65	$0.78	$1.13	$1.33

NOTE 8 – Supplemental Cash Flow Information

(in millions)	May 31, 2019	November 30, 2018
Cash and cash equivalents (Consolidated Balance Sheets)	$1,202	$982
Restricted cash included in prepaid expenses and other and other assets	14	14
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,215	$996

For the six months ended May 31, 2019 and 2018, we issued notes receivable upon sale of ships of $104 million and $35 million.

NOTE 9 – Property and Equipment

In March 2019, we sold and transferred an NAA segment 1,680-passenger capacity ship.

In April 2019, we sold and transferred an NAA segment 1,260-passenger capacity ship.

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

Third and Fourth Quarter 2019

As previously disclosed, we expect results for the third and fourth quarter to be unfavorably impacted by voyage disruptions related to Carnival Vista, the U.S. government’s policy change on travel to Cuba, and lower net revenue yields in the second half of the year compared to guidance released on March 26, 2019.

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	21,645	20,690	42,944	41,151
Occupancy percentage (c)	105.3%	105.7%	105.0%	105.2%
Passengers carried (in thousands)	3,101	2,971	6,038	5,831
Fuel consumption in metric tons (in thousands)	835	819	1,664	1,640
Fuel consumption in metric tons per thousand ALBDs	38.6	39.6	38.8	39.9
Fuel cost per metric ton consumed	$507	$455	$483	$446
Currencies (USD to 1)
AUD	$0.70	$0.77	$0.71	$0.77
CAD	$0.75	$0.78	$0.75	$0.79
EUR	$1.12	$1.21	$1.13	$1.21
GBP	$1.30	$1.38	$1.29	$1.38
RMB	$0.15	$0.16	$0.15	$0.16

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

(b)
For the three months ended May 31, 2019 compared to the three months ended May 31, 2018, we had a 4.6% capacity increase in ALBDs comprised of a 0.5% capacity increase in our NAA segment and a 12% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by:

•	Partial period impact from one Carnival Cruise Line 3,960-passenger capacity ship that entered into service in April 2018

•	Partial period impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018

•	Full period impact from one Holland America Line 2,670-passenger capacity ship that entered into service in December 2018

The increase in our NAA segment’s capacity was partially offset by:

•	Partial period impact from one P&O Cruises (Australia) 1,680-passenger capacity ship removed from service in March 2019

•	Partial period impact from one P&O Cruises (Australia) 1,260-passenger capacity ship removed from service in April 2019

Our EA segment’s capacity increase was caused by:

•	Full period impact from one AIDA 5,230-passenger capacity ship that entered into service in December 2018

•	Partial period impact from one Costa Cruises 4,200-passenger capacity ship that entered into service in March 2019

The increase in our EA segment’s capacity was partially offset by:

•	Partial period impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018

•	Partial period impact from one Costa Cruises 1,300-passenger capacity ship removed from service in April 2018

For the six months ended May 31, 2019 compared to the six months ended May 31, 2018, we had a 4.4% capacity increase in ALBDs comprised of a 2.8% capacity increase in our NAA segment and a 7.1% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by:

•	Partial period impact from one Carnival Cruise Line 3,960-passenger capacity ship that entered into service in April 2018

•	Partial period impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018

•	Partial period impact from one Holland America Line 2,670-passenger capacity ship that entered into service in December 2018

The increase in our NAA segment’s capacity was partially offset by:

•	Partial period impact from one P&O Cruises (Australia) 1,680-passenger capacity ship removed from service in March 2019

•	Partial period impact from one P&O Cruises (Australia) 1,260-passenger capacity ship removed from service in April 2019

Our EA segment’s capacity increase was caused by:

•	Partial period impact from one AIDA 5,230-passenger capacity ship that entered into service in December 2018

•	Partial period impact from one Costa Cruises 4,200-passenger capacity ship that entered into service in March 2019

The increase in our EA segment’s capacity was partially offset by:

•	Partial period impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018

•	Partial period impact from one Costa Cruises 1,300-passenger capacity ship removed from service in April 2018

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2019 (“2019”) Compared to Three Months Ended May 31, 2018 (“2018”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 67% of our 2019 total revenues. Cruise passenger ticket revenues increased by $64 million, or 2.0%, to $3.3 billion in 2019 from $3.2 billion in 2018.

This increase was caused by:

•	$147 million - 4.6% capacity increase in ALBDs

•	$30 million - increase in air transportation revenues

These increases were partially offset by:

•	$95 million - net unfavorable foreign currency translational impact

•	$14 million - decrease in occupancy

Onboard and other cruise revenues made up 31% of our 2019 total revenues. Onboard and other cruise revenues increased by $388 million, or 35%, to $1.5 billion in 2019 from $1.1 billion in 2018.

This increase was caused by:

•	$343 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$52 million - 4.6% capacity increase in ALBDs

•	$26 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $29 million.

Tour and other revenues made up 1.5% of our 2019 total revenues. Tour and other revenues increased by $28 million, or 67%, to $71 million in 2019 from $42 million in 2018.

Concession revenues, which are included in onboard and other revenues, increased by $1 million, or 0.5%, to $272 million in 2019 from $270 million in 2018.

NAA Segment

Cruise passenger ticket revenues made up 65% of our NAA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $46 million, or 2.3%, to $2.1 billion in 2019 compared to $2.0 billion in 2018.

This increase was driven by:

•	$26 million - increase in cruise ticket revenues, driven primarily by price improvements in the Caribbean program, partially offset by net unfavorable foreign currency transactional impact

•	$10 million - 0.5% capacity increase in ALBDs

The remaining 35% of our NAA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $280 million, or 34%, to $1.1 billion in 2019 from $0.8 billion in 2018. This increase was driven by the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue guidance of $272 million.

Concession revenues, which are included in onboard and other revenues, remained at $193 million in both 2019 and 2018.

EA Segment

Cruise passenger ticket revenues made up 78% of our EA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $29 million, or 2.5%, to $1.2 billion in 2019 compared to $1.2 billion in 2018.

This increase was caused by:

•	$140 million - 12% capacity increase in ALBDs

•	$17 million - increase in air transportation revenue

These increases were partially offset by:

•	$90 million - net unfavorable foreign currency translational impact

•	$20 million - decrease in cruise ticket revenues

•	$17 million - decrease in occupancy

The remaining 22% of our EA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $83 million, or 32%, to $346 million in 2019 from $262 million in 2018.

This increase was caused by:

•	$64 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$31 million - 12% capacity increase in ALBDs

•	$16 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $26 million.

Concession revenues, which are included in onboard and other revenues, increased by $1 million, or 1.5%, to $78 million in 2019 from $77 million in 2018.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $478 million, or 18%, to $3.2 billion in 2019 from $2.7 billion in 2018.

This increase was caused by:

•	$343 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$122 million - 4.6% capacity increase in ALBD

•	$43 million - higher fuel prices

•	$34 million - increase in various other costs

•	$32 million - higher commissions, transportation and other expenses

•	$28 million - gains of ship sales in 2018

•	$26 million - increase in tour and other costs

•	$15 million - higher cruise payroll and related expenses

These increases were partially offset by:

•	$71 million - net favorable foreign currency translational impact

•	$65 million - lower dry dock expense and repair and maintenance expenses

•	$16 million - gains on ship sales in 2019

•	$10 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $16 million, or 2.7%, to $621 million in 2019 from $605 million in 2018.

Depreciation and amortization expenses increased by $31 million, or 6.0%, to $542 million in 2019 from $512 million in 2018.

NAA Segment

Operating costs and expenses increased by $286 million, or 16%, to $2.0 billion in 2019 from $1.7 billion in 2018.

This increase was caused by:

•	$272 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$26 million - higher fuel prices

•	$13 million - higher commissions, transportation and other expenses

•	$11 million - higher cruise payroll and related expense

•	$11 million - various other costs

These increases were partially offset by:

•	$39 million - lower dry dock expense and repair and maintenance expenses

•	$16 million - gains on ship sales in 2019

Selling and administrative expenses increased by $4 million, or 1.2%, to $342 million in 2019 from $338 million in 2018.

Depreciation and amortization expenses increased by $22 million, or 7.0%, to $339 million in 2019 from $317 million in 2018.

EA Segment

Operating costs and expenses increased by $145 million, or 16%, to $1.0 billion in 2019 from $0.9 billion in 2018.

This increase was caused by:

•	$105 million - 12% capacity increase in ALBDs

•	$64 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$28 million - gains of ship sales in 2018

•	$19 million - various other costs

•	$18 million - higher commissions, transportation and other expenses

•	$17 million - higher fuel prices

These increases were partially offset by:

•	$68 million - net favorable foreign currency translational impact

•	$24 million - lower dry dock expense and repair and maintenance expenses

Selling and administrative expenses decreased by $7 million, or 3.5%, to $185 million in 2019 from $191 million in 2018.

Depreciation and amortization expenses increased by $7 million, or 4.3%, to $166 million in 2019 from $160 million in 2018.

Operating Income

Our consolidated operating income decreased by $44 million, or 7.9%, to $515 million in 2019 from $559 million in 2018. Our NAA segment’s operating income increased by $14 million, or 3.1%, to $447 million in 2019 from $433 million in 2018, and our EA segment’s operating income decreased by $33 million, or 16%, to $177 million in 2019 from $210 million in 2018. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

(in millions)	Three Months Ended May 31, 2018
Unrealized gains on fuel derivatives, net	$50
Realized losses on fuel derivatives, net	(9)
Gains on fuel derivatives, net	$41

There were no unrealized or realized gains or losses on fuel derivatives for the three months ended May 31, 2019.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Three Months Ended May 31,
(dollars in millions, except yields)	2019	2019 Constant Dollar	2018
Passenger ticket revenues	$3,257	$3,352	$3,193
Onboard and other revenues	1,510	1,538	1,122
Gross cruise revenues	4,767	4,890	4,315
Less cruise costs
Commissions, transportation and other	(613)	(634)	(577)
Onboard and other	(485)	(493)	(138)
	(1,098)	(1,127)	(716)
Net passenger ticket revenues	2,644	2,718	2,616
Net onboard and other revenues	1,025	1,045	984
Net cruise revenues	$3,669	$3,763	$3,599
ALBDs	21,644,723	21,644,723	20,689,903

Gross revenue yields	$220.24	$225.94	$208.55
% increase (decrease)	5.6%	8.3%
Net revenue yields	$169.52	$173.87	$173.96
% increase (decrease)	(2.6)%	(0.1)%
Net passenger ticket revenue yields	$122.17	$125.59	$126.43
% increase (decrease)	(3.4)%	(0.7)%
Net onboard and other revenue yields	$47.35	$48.28	$47.54
% increase (decrease)	(0.4)%	1.6%

	Three Months Ended May 31,
(dollars in millions, except yields)	2019	2019 Constant Currency	2018
Net passenger ticket revenues	$2,644	$2,741	$2,616
Net onboard and other revenues	1,025	1,046	984
Net cruise revenues	$3,669	$3,786	$3,599
ALBDs	21,644,723	21,644,723	20,689,903

Net revenue yields	$169.52	$174.92	$173.96
% increase (decrease)	(2.6)%	0.6%
Net passenger ticket revenue yields	$122.17	$126.61	$126.43
% increase (decrease)	(3.4)%	0.1%
Net onboard and other revenue yields	$47.35	$48.31	$47.54
% increase (decrease)	(0.4)%	1.6%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Three Months Ended May 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Dollar	2018
Cruise operating expenses	$3,098	$3,169	$2,645
Cruise selling and administrative expenses	614	629	594
Gross cruise costs	3,712	3,798	3,239
Less cruise costs included above
Commissions, transportation and other	(613)	(634)	(577)
Onboard and other	(485)	(493)	(138)
Gains (losses) on ship sales and impairments	16	17	28
Restructuring expenses	—	—	—
Other	(20)	(20)	(1)
Net cruise costs	2,610	2,668	2,551
Less fuel	(423)	(423)	(373)
Net cruise costs excluding fuel	$2,187	$2,245	$2,178
ALBDs	21,644,723	21,644,723	20,689,903

Gross cruise costs per ALBD	$171.51	$175.49	$156.55
% increase (decrease)	9.6%	12.1%
Net cruise costs excluding fuel per ALBD	$101.05	$103.73	$105.27
% increase (decrease)	(4.0)%	(1.5)%

	Three Months Ended May 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Currency	2018
Net cruise costs excluding fuel	$2,187	$2,250	$2,178
ALBDs	21,644,723	21,644,723	20,689,903

Net cruise costs excluding fuel per ALBD	$101.05	$103.94	$105.27
% increase (decrease)	(4.0)%	(1.3)%

Adjusted fully diluted earnings per share was computed as follows:

	Three Months Ended
	May 31,
(in millions, except per share data)	2019	2018
Net income
U.S. GAAP net income	$451	$561
Unrealized (gains) losses on fuel derivatives, net	—	(50)
(Gains) losses on ship sales and impairments	(16)	(28)
Restructuring expenses	—	—
Other	22	6
Adjusted net income	$457	$489
Weighted-average shares outstanding	693	715

Earnings per share
U.S. GAAP earnings per share	$0.65	$0.78
Unrealized (gains) losses on fuel derivatives, net	—	(0.07)
(Gains) losses on ship sales and impairments	(0.02)	(0.04)
Restructuring expenses	—	—
Other	0.03	0.01
Adjusted earnings per share	$0.66	$0.68

Net cruise revenues increased by $70 million, or 1.9%, to $3.7 billion in 2019 from $3.6 billion in 2018.
The increase was caused by:

•	$166 million - 4.6% capacity increase in ALBDs

•	$21 million - 0.6% increase in constant currency net revenue yields

These increases were partially offset by net unfavorable foreign currency impacts (including both the foreign currency translational and transactional impacts) of $117 million.
The 0.6% increase in net revenue yields on a constant currency basis was due to a 0.1% increase in net passenger ticket revenue yields and a 1.6% increase in net onboard and other revenue yields.
This 0.1% increase in net passenger ticket revenue yields was driven primarily by price improvements in the Caribbean program. This 0.1% increase in net passenger ticket revenue yields was comprised of a 3.0% increase from our NAA segment and a 3.5% decrease from our EA segment.
The 1.6% increase in net onboard and other revenue yields was comprised of a 0.9% increase from our NAA segment and a 3.8% increase from our EA segment.
Net cruise costs excluding fuel increased by $9 million, or 0.4%, to $2.2 billion in 2019 compared to $2.2 billion in 2018.
The increase was caused by a 4.6% capacity increase in ALBDs of $101 million.

This increase was partially offset by:

•	$62 million - net favorable foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$29 million - 1.3% decrease in constant currency net cruise costs excluding fuel

Fuel costs increased by $50 million, or 14%, to $423 million in 2019 from $373 million in 2018.
This increase was caused by:

•	$43 million - higher fuel prices

•	$17 million - 4.6% capacity increase in ALBDs

These increases were partially offset by lower fuel consumption per ALBD of $10 million.

Six Months Ended May 31, 2019 (“2019”) Compared to Six Months Ended May 31, 2018 (“2018”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 68% of our 2019 total revenues. Cruise passenger ticket revenues increased by $115 million, or 1.8%, to $6.5 billion in 2019 from $6.3 billion in 2018.

This increase was caused by:

•	$276 million - 4.4% capacity increase in ALBDs

•	$64 million - increase in air transportation revenues

These increases were partially offset by:

•	$185 million - net unfavorable foreign currency translational impact

•	$24 million - decrease in cruise ticket revenues, driven primarily by net unfavorable foreign currency transactional impact partially offset by price improvements in the Caribbean program

Onboard and other cruise revenues made up 31% of 2019 total revenues. Onboard and other cruise revenues increased by $763 million, or 35%, to $3.0 billion in 2019 from $2.2 billion in 2018.

This increase was caused by:

•	$666 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$96 million - 4.4% capacity increase in ALBDs

•	$59 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translation impact of $55 million.

Tour and other revenues made up 1.0% of our 2019 total revenues. Tour and other revenues increased by $44 million, or 79%, to $99 million in 2019 from $55 million in 2018.

Concession revenues, which are included in onboard and other revenues, increased by $9 million, or 1.8%, to $526 million in 2019 from $517 million in 2018.

NAA Segment

Cruise passenger ticket revenues made up 65% of our NAA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $143 million, or 3.6%, to $4.1 billion in 2019 from $3.9 billion in 2018.

This increase was caused by:

•	$107 million - 2.8% capacity increase in ALBDs

•	$26 million - increase in air transportation revenues

•	$23 million - increase in cruise ticket revenues, driven primarily by price improvements in the Caribbean program, partially offset by net unfavorable foreign currency transactional impact

The remaining 35% of our NAA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $576 million, or 36%, to $2.2 billion in 2019 from $1.6 billion in 2018.

The increase was driven by:

•	$525 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$43 million - 2.8% capacity increase in ALBDs
Concession revenues, which are included in onboard and other revenues, increased by $11 million, or 2.9%, to $375 million in 2019 from $364 million in 2018.

EA Segment

Cruise passenger ticket revenues made up 78% of our EA segment’s 2019 total revenues. Cruise passenger ticket revenues decreased by $12 million, or 0.5%, to $2.4 billion in 2019 compared to $2.4 billion in 2018.

This decrease was caused by:

•	$172 million - net unfavorable foreign currency translational impact

•	$31 million - decrease in cruise ticket revenues

•	$13 million - decrease in occupancy

These decreases were offset by:

•	$171 million - 7.1% capacity increase in ALBDs

•	$36 million - increase in air transportation revenues

The remaining 22% of our EA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $147 million, or 28%, to $675 million in 2019 from $528 million in 2018.

This increase was caused by:

•	$127 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$38 million - 7.1% capacity increase in ALBDs

•	$33 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $48 million.

Concession revenues, which are included in onboard and other revenues, decreased by $1 million, or 0.9%, to $151 million in 2019 from $153 million in 2018.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $910 million, or 17%, to $6.3 billion in 2019 from $5.4 billion in 2018.

This increase was caused by:

•	$666 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$232 million - 4.4% capacity increase in ALBD

•	$76 million - higher commissions, transportation and other expenses

•	$61 million - higher fuel prices

•	$41 million - increase in various other costs

•	$40 million - increase in tour and other costs

•	$28 million - gains on ship sales in 2018

These increases were partially offset by:

•	$143 million - net favorable foreign currency translational impact

•	$59 million - lower dry-dock expenses and repair and maintenance expenses

•	$21 million - lower fuel consumption per ALBD

•	$16 million - gains on ship sales in 2019

Selling and administrative expenses increased by $29 million, or 2.4%, to $1.2 billion in 2019 compared to $1.2 billion in 2018.

Depreciation and amortization expenses increased by $59 million, or 5.9%, to $1.1 billion in 2019 from $1.0 billion in 2018.

NAA Segment

Operating costs and expenses increased by $638 million, or 19%, to $4.0 billion in 2019 from $3.4 billion in 2018.

This increase was caused by:

•	$525 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$93 million - 2.8% capacity increase in ALBDs

•	$42 million - higher commissions, transportation and other expenses

•	$38 million - higher fuel prices

•	$29 million - various other costs

These increases were partially offset by:

•	$35 million - lower dry-dock expenses and repair and maintenance expenses

•	$16 million - gains on ship sales in 2019

Selling and administrative expenses decreased by $10 million, or 1.4%, to $695 million in 2019 from $705 million in 2018.

Depreciation and amortization expenses increased by $50 million, or 8.2%, to $667 million in 2019 from $617 million in 2018.

EA Segment

Operating costs and expenses increased by $216 million, or 11%, to $2.1 billion in 2019 from $1.9 billion in 2018.

This increase was caused by:

•	$130 million - 7.1% capacity increase in ALBDs

•	$127 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$37 million - higher commissions, transportation and other expenses

•	$29 million - various other costs

•	$28 million - gains on ship sales in 2018

•	$23 million - higher fuel prices

These increases were partially offset by:

•	$132 million - net favorable foreign currency translational impact

•	$24 million - lower dry-dock expenses and repair and maintenance expenses

Selling and administrative expenses increased by $11 million, or 2.9% to $390 million in 2019 from $379 million in 2018.

Depreciation and amortization expenses increased by $2 million, or 0.6%, to $318 million in 2019 from $316 million in 2018.

Operating Income

Our consolidated operating income decreased by $77 million, or 7.8%, to $902 million in 2019 from $978 million in 2018. Our NAA segment’s operating income increased by $40 million, or 5.1%, to $833 million in 2019 from $793 million in 2018, and our EA segment’s operating income decreased by $94 million, or 26%, to $270 million in 2019 from $364 million in 2018. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Six Months Ended May 31,
(in millions)	2018
Unrealized gains on fuel derivatives, net	$82
Realized losses on fuel derivatives, net	(25)
Gains on fuel derivatives, net	$57

There were no unrealized or realized gains or losses on fuel derivatives for the six months ended May 31, 2019.

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Six Months Ended May 31,
(dollars in millions, except yields)	2019	2019 Constant Dollar	2018
Passenger ticket revenues	$6,456	$6,641	$6,341
Onboard and other revenues	2,955	3,010	2,192
Gross cruise revenues	9,412	9,651	8,534
Less cruise costs
Commissions, transportation and other	(1,322)	(1,368)	(1,240)
Onboard and other	(952)	(969)	(278)
	(2,274)	(2,336)	(1,518)
Net passenger ticket revenues	5,134	5,273	5,101
Net onboard and other revenues	2,003	2,041	1,914
Net cruise revenues	$7,137	$7,315	$7,015
ALBDs	42,943,919	42,943,919	41,151,485

Gross revenue yields	$219.16	$224.73	$207.38
% increase (decrease)	5.7%	8.4%
Net revenue yields	$166.20	$170.33	$170.48
% increase (decrease)	(2.5)%	(0.1)%
Net passenger ticket revenue yields	$119.55	$122.79	$123.96
% increase (decrease)	(3.6)%	(0.9)%
Net onboard and other revenue yields	$46.64	$47.54	$46.52
% increase (decrease)	0.3%	2.2%

	Six Months Ended May 31,
(dollars in millions, except yields)	2019	2019 Constant Currency	2018
Net passenger ticket revenues	$5,134	$5,317	$5,101
Net onboard and other revenues	2,003	2,045	1,914
Net cruise revenues	$7,137	$7,361	$7,015
ALBDs	42,943,919	42,943,919	41,151,485

Net revenue yields	$166.20	$171.42	$170.48
% increase (decrease)	(2.5)%	0.6%
Net passenger ticket revenue yields	$119.55	$123.81	$123.96
% increase (decrease)	(3.6)%	(0.1)%
Net onboard and other revenue yields	$46.64	$47.61	$46.52
% increase (decrease)	0.3%	2.3%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Six Months Ended May 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Dollar	2018
Cruise operating expenses	$6,211	$6,354	$5,340
Cruise selling and administrative expenses	1,237	1,267	1,203
Gross cruise costs	7,448	7,621	6,544
Less cruise costs included above
Commissions, transportation and other	(1,322)	(1,368)	(1,240)
Onboard and other	(952)	(969)	(278)
Gains (losses) on ship sales and impairments	14	15	12
Restructuring expenses	—	—	—
Other	(20)	(20)	(1)
Net cruise costs	5,168	5,280	5,037
Less fuel	(804)	(804)	(731)
Net cruise costs excluding fuel	$4,364	$4,476	$4,305
ALBDs	42,943,919	42,943,919	41,151,485

Gross cruise costs per ALBD	$173.44	$177.46	$159.02
% increase (decrease)	9.1%	11.6%
Net cruise costs excluding fuel per ALBD	$101.63	$104.23	$104.60
% increase (decrease)	(2.8)%	(0.4)%

	Six Months Ended May 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Currency	2018
Net cruise costs excluding fuel	$4,364	$4,483	$4,305
ALBDs	42,943,919	42,943,919	41,151,485

Net cruise costs excluding fuel per ALBD	$101.63	$104.39	$104.60
% increase (decrease)	(2.8)%	(0.2)%

Adjusted fully diluted earnings per share was computed as follows:

	Six Months Ended
	May 31,
(in millions, except per share data)	2019	2018
Net income
U.S. GAAP net income	$787	$951
Unrealized (gains) losses on fuel derivatives, net	—	(82)
(Gains) losses on ship sales and impairments	(14)	(12)
Restructuring expenses	—	—
Other	22	6
Adjusted net income	$795	$864
Weighted-average shares outstanding	694	717

Earnings per share
U.S. GAAP earnings per share	$1.13	$1.33
Unrealized (gains) losses on fuel derivatives, net	—	(0.11)
(Gains) losses on ship sales and impairments	(0.02)	(0.02)
Restructuring expenses	—	—
Other	0.03	0.01
Adjusted earnings per share	$1.15	$1.21

Net cruise revenues increased by $122 million, or 1.7%, to $7.1 billion in 2019 from $7.0 billion in 2018.
The increase was caused by:

•	$306 million - 4.4% capacity increase in ALBDs

•	$40 million - 0.6% increase in constant currency net revenue yields

These increases were partially offset by net unfavorable foreign currency impacts (including both the foreign currency translational and transactional impacts) of $224 million.

The 0.6% increase in net revenue yields on a constant currency basis was due to a 2.3% increase in net onboard and other revenue yields partially offset by a 0.1% decrease in net passenger ticket revenue yields.
The 0.1% decrease in net passenger ticket revenue yields was driven primarily by net unfavorable foreign currency impact (including both the foreign currency translational and transactional impacts) partially offset by price improvements in the Caribbean program. This 0.1% decrease in net passenger ticket revenue yields was comprised of a 1.4% increase from our NAA segment and a 2.0% decrease from our EA segment.
The 2.3% increase in net onboard and other revenue yields was comprised of a 1.6% increase from our NAA segment and a 3.1% increase from our EA segment.
Net cruise costs excluding fuel increased by $59 million, or 1.4%, to $4.4 billion in 2019 from $4.3 billion in 2018. This increase was caused by a 4.4% capacity increase in ALBDs, which accounted for $188 million.
This increase was partially offset by net favorable foreign currency impacts (including both the foreign currency translational and transactional impacts) of $119 million.

Fuel costs increased by $72 million, or 10%, to $804 million in 2019 from $731 million in 2018.

This increase was caused by:

•	$62 million - higher fuel prices

•	$32 million - 4.4% capacity increase in ALBDs

These increases were partially offset by lower fuel consumption by ALBD by $21 million.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and sustain and grow our double-digit return on invested capital (“ROIC”), while maintaining a strong balance sheet and strong investment grade credit ratings. (We define ROIC as the twelve-month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress.) Our ability to generate significant operating cash flow allows us to internally fund our capital improvements, debt maturities and dividend payments. We have $10.8 billion of committed export credit facilities available to fund the vast majority of our new ship growth capital. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity through our available cash and cash equivalents and committed financings for immediate and future liquidity needs and to maintain a reasonable debt maturity profile.

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

We had a working capital deficit of $7.5 billion as of May 31, 2019 compared to a working capital deficit of $7.0 billion as of November 30, 2018. The increase in working capital deficit was caused by an increase in customer deposits offset by decrease in short-term debt and increase in cash and cash equivalents. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital deficit are $5.8 billion and $4.4 billion of customer deposits as of May 31, 2019 and November 30, 2018, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $3.2 billion of net cash from operations during the six months ended May 31, 2019, an increase of $82 million, or 2.7%, compared to $3.1 billion for the same period in 2018.

Investing Activities
During the six months ended May 31, 2019, net cash used in investing activities was $2.9 billion. This was caused by the following:

•	Capital expenditures of $2.1 billion for our ongoing new shipbuilding program

•	Capital expenditures of $876 million for ship improvements and replacements, information technology and buildings and improvements

During the six months ended May 31, 2018, net cash used in investing activities was $2.1 billion. This was caused by the following:

•	Capital expenditures of $1.2 billion for our ongoing new shipbuilding program

•	Capital expenditures of $965 million for ship improvements and replacements, information technology and buildings and improvements

•	Proceeds from sale of ships of $102 million

•	Payments of $34 million for fuel derivative settlements

Financing Activities
During the six months ended May 31, 2019, net cash used in financing activities of $26 million was caused by the following:

•	Net repayments of short-term borrowings of $357 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $338 million of long-term debt

•	Issuances of $1.7 billion of long-term debt

•	Payments of cash dividends of $694 million

•	Purchases of $316 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the six months ended May 31, 2018, net cash used in financing activities of $339 million was substantially due to the following:

•	Net proceeds of short-term borrowings of $398 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $1.2 billion of long-term debt

•	Issuances of $1.6 billion of long-term debt under a term loan

•	Payments of cash dividends of $646 million

•	Purchases of $513 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Capital Expenditure and Capacity Forecast

Our annual capital expenditure forecast consists of contracted new ship growth capital, estimated payments for planned new ship growth capital and capital improvements.

(in billions)	2019	2020	2021	2022
Annual capital expenditure forecast	$6.7	$5.7	$5.9	$5.4

Our annual capacity forecast consists of contracted new ships and announced dispositions.

	2019	2020	2021	2022
Annual capacity increase	4.5%	7.3%	6.1%	5.3%

Funding Sources

At May 31, 2019, we had liquidity of $14.1 billion. Our liquidity consisted of $898 million of cash and cash equivalents, which excludes $304 million of cash used for current operations, $2.4 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $10.8 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2019	2020	2021	2022	2023
Availability of committed future financing at May 31, 2019	$2.0	$2.8	$2.8	$2.3	$0.9

At May 31, 2019, all of our revolving credit facilities are scheduled to mature in 2021, except for $392 million that matures in 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At May 31, 2019, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Based on a 10% change in all currency exchange rates that were used in our June 20, 2019 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.14 per share for the remaining two quarters of 2019

•	$0.08 per share for the third quarter of 2019

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

May 31, 2019
Fixed rate	26%
EUR fixed rate	37%
Floating rate	5%
EUR floating rate	26%
GBP floating rate	7%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our June 20, 2019 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.10 per share for the remaining two quarters of 2019

•	$0.05 per share for the third quarter of 2019

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2019, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, Princess Cruises entered into a plea agreement in December 2016 with the U.S. Department of Justice with respect to violations of federal laws related to illegal discharges of oily bilge water for incidents occurring in 2013 and prior. The U.S. District Court for the Southern District of Florida accepted the plea agreement in April 2017, and ordered that Princess Cruises pay a fine and complete a five-year term of probation. Carnival Corporation was further required to adopt a five-year court-supervised environmental compliance plan. In March 2019, the probation officer filed a petition seeking to revoke the probation based on alleged violations of the conditions of probation. In June 2019, the court approved a settlement pursuant to which Carnival Corporation agreed to additional oversight and environmental goals, adjustments to certain reporting requirements, as well as a restructuring of the compliance function, in addition to a $20 million financial penalty.

As previously disclosed, Princess Cruises entered into a plea agreement in December 2016 with the U.S. Department of Justice with respect to violations of federal laws related to illegal discharges of oily bilge water for incidents occurring in 2013 and prior. The U.S. District Court for the Southern District of Florida accepted the plea agreement in April 2017, and ordered that Princess Cruises pay a fine and complete a five-year term of probation. Carnival Corporation was further required to adopt a five-year court-supervised environmental compliance plan. In March 2019, the probation officer filed a petition seeking to revoke the probation based on alleged violations of the conditions of probation. In June 2019, the court approved a settlement pursuant to which Carnival Corporation agreed to additional oversight and environmental goals, adjustments to certain reporting requirements, as well as a restructuring of the compliance function, in addition to a $20 million financial penalty.

Refer to our consolidated financial statements for further information on Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Program

Under a share repurchase program effective 2004, we are authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). Effective August 2018, the company approved a modification of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended May 31, 2019, no shares of Carnival Corporation common stock were repurchased pursuant to the Repurchase Program.

During the three months ended May 31, 2019, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
March 1, 2019 through March 31, 2019	0.2	$50.31	$453
April 1, 2019 through April 30, 2019	0.6	$52.31	$424
May 1, 2019 through May 31, 2019	0.1	$52.78	$419
Total	0.8	$51.98
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

Under the Stock Swap Programs effective 2008, the Boards of Directors have made the following authorizations:

•
In 2017, to sell up to 22.0 million shares of Carnival Corporation common stock in the U.S. market and repurchase up to 22.0 million of Carnival plc ordinary shares in the UK market. We had 22.0 million shares remaining under this authorization at May 31, 2019.

•
In 2016, to sell up to 26.9 million of existing shares of Carnival plc in the UK market and repurchase up to 26.9 million shares of Carnival Corporation common stock in the U.S. market. We had 26.0 million shares remaining under this authorization at May 31, 2019.

Any sales of Carnival Corporation shares and Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933. During the three months ended May 31, 2019, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap Programs.

C. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap Programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 19.2 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2020 annual general meeting or July 15, 2020.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc	8-K	3.3	4/20/2009

Material contracts
10.1	Amended and Restated Carnival Corporation 2011 Stock Plan				X
10.2	Amended and Restated Carnival plc 2014 Employee Share Plan				X
10.3	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2019, as filed with the Securities and Exchange Commission on June 24, 2019, formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and six months ended May 31, 2019 and 2018;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2019 and 2018;				X
	(iii) the Consolidated Balance Sheets at May 31, 2019 and November 30, 2018;				X
	(iv) the Consolidated Statements of Cash Flows for the three and six months ended May 31, 2019 and 2018;				X
(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2019 and 2018
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: June 24, 2019		Date: June 24, 2019