Form 10-Q
period 2019-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2019-09-26
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 001-9610

Commission file number: 001-15136

Carnival Corporation			Carnival plc
(Exact name of registrant as specified in its charter)			(Exact name of registrant as specified in its charter)

Republic of Panama			England and Wales
(State or other jurisdiction of incorporation or organization)			(State or other jurisdiction of incorporation or organization)

59-1562976			98-0357772
(I.R.S. Employer Identification No.)			(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue			Carnival House, 100 Harbour Parade,
Miami,	Florida	33178-2428	Southampton	SO15 1ST,	United Kingdom
(Address of principal executive offices) (Zip Code)			(Address of principal executive offices) (Zip Code)

(305)	599-2600	011	44 23 8065 5000
(Registrant’s telephone number, including area code)		(Registrant’s telephone number, including area code)

None		None
(Former name, former address and former fiscal year, if changed since last report)		(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.01 par value)	Ordinary Shares each represented by American Depositary Shares ($1.66 par value), Special Voting Share, GBP 1.00 par value and Trust Shares of beneficial interest in the P&O Princess Special Voting Trust
(Title of each class)	(Title of each class)

CCL	CUK
(Trading Symbol)	(Trading Symbol)

New York Stock Exchange, Inc.	New York Stock Exchange, Inc.
(Name of each exchange on which registered)	(Name of each exchange on which registered)

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

At September 18, 2019, Carnival Corporation had outstanding 527,055,158 shares of Common Stock, $0.01 par value.

At September 18, 2019, Carnival plc had outstanding 185,488,171 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 527,055,158 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues
Cruise
Passenger ticket	$4,477	$4,353	$10,934	$10,694
Onboard and other	1,855	1,316	4,811	3,509
Tour and other	200	167	299	222
	6,533	5,836	16,043	14,425
Operating Costs and Expenses
Cruise
Commissions, transportation and other	803	760	2,125	2,000
Onboard and other	668	207	1,620	485
Payroll and related	548	537	1,671	1,638
Fuel	401	434	1,204	1,166
Food	284	275	821	804
Other ship operating	719	655	2,192	2,115
Tour and other	109	90	198	140
	3,532	2,958	9,833	8,348
Selling and administrative	563	573	1,813	1,794
Depreciation and amortization	548	511	1,607	1,510
	4,643	4,042	13,252	11,653
Operating Income	1,890	1,794	2,791	2,772
Nonoperating Income (Expense)
Interest income	8	5	16	10
Interest expense, net of capitalized interest	(52)	(49)	(157)	(147)
Gains on fuel derivatives, net	—	4	—	61
Other income (expense), net	(19)	(9)	(27)	2
	(63)	(50)	(168)	(74)
Income Before Income Taxes	1,827	1,744	2,624	2,699
Income Tax Expense, Net	(47)	(37)	(56)	(40)
Net Income	$1,780	$1,707	$2,567	$2,659
Earnings Per Share
Basic	$2.58	$2.42	$3.72	$3.73
Diluted	$2.58	$2.41	$3.71	$3.72
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Net Income	$1,780	$1,707	$2,567	$2,659
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	(101)	15	(215)	(50)
Other	(6)	—	(19)	(9)
Other Comprehensive Income (Loss)	(107)	14	(234)	(59)
Total Comprehensive Income	$1,674	$1,722	$2,333	$2,600
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2019	November 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,153	$982
Trade and other receivables, net	441	358
Inventories	482	450
Prepaid expenses and other	635	436
Total current assets	2,712	2,225
Property and Equipment, Net	36,466	35,336
Goodwill	2,886	2,925
Other Intangibles	1,166	1,176
Other Assets	771	738
	$44,001	$42,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$238	$848
Current portion of long-term debt	1,607	1,578
Accounts payable	695	730
Accrued liabilities and other	1,718	1,654
Customer deposits	4,674	4,395
Total current liabilities	8,932	9,204
Long-Term Debt	8,893	7,897
Other Long-Term Liabilities	882	856
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 657 shares at 2019 and 656 shares at 2018 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2019 and 2018 issued	358	358
Additional paid-in capital	8,798	8,756
Retained earnings	26,576	25,066
Accumulated other comprehensive income (loss) (“AOCI”)	(2,183)	(1,949)
Treasury stock, 130 shares at 2019 and 129 shares at 2018 of Carnival Corporation and 57 shares at 2019 and 48 shares at 2018 of Carnival plc, at cost	(8,261)	(7,795)
Total shareholders’ equity	25,295	24,443
	$44,001	$42,401
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$2,567	$2,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,607	1,510
Impairments	26	16
Gains on fuel derivatives, net	—	(61)
Share-based compensation	38	49
Other, net	29	(22)
	4,266	4,151
Changes in operating assets and liabilities
Receivables	(101)	(61)
Inventories	22	(19)
Prepaid expenses and other	(220)	76
Accounts payable	(25)	(94)
Accrued liabilities and other	63	(166)
Customer deposits	409	549
Net cash provided by (used in) operating activities	4,414	4,436
INVESTING ACTIVITIES
Purchases of property and equipment	(3,448)	(2,784)
Proceeds from sales of ships	15	282
Payments of fuel derivative settlements	(6)	(37)
Other, net	122	(79)
Net cash provided by (used in) investing activities	(3,317)	(2,617)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	(600)	182
Principal repayments of long-term debt	(472)	(1,271)
Proceeds from issuance of long-term debt	1,722	1,618
Dividends paid	(1,041)	(1,003)
Purchases of treasury stock	(472)	(1,205)
Other, net	(49)	(28)
Net cash provided by (used in) financing activities	(912)	(1,707)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	7
Net increase (decrease) in cash, cash equivalents and restricted cash	174	120
Cash, cash equivalents and restricted cash at beginning of period	996	422
Cash, cash equivalents and restricted cash at end of period	$1,170	$541
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At May 31, 2018	$7	$358	$8,721	$23,564	$(1,855)	$(6,862)	$23,933
Net income	—	—	—	1,707	—	—	1,707
Other comprehensive income (loss)	—	—	—	—	14	—	14
Cash dividends declared ($0.50 per share)	—	—	—	(350)	—	—	(350)
Purchases of treasury stock under the Repurchase Program and other	—	—	19	—	—	(670)	(651)
At August 31, 2018	$7	$358	$8,741	$24,921	$(1,840)	$(7,533)	$24,654

At May 31, 2019	$7	$358	$8,785	$25,138	$(2,076)	$(8,104)	$24,108
Net income	—	—	—	1,780	—	—	1,780
Other comprehensive income (loss)	—	—	—	—	(107)	—	(107)
Cash dividends declared ($0.50 per share)	—	—	—	(342)	—	—	(342)
Purchases of treasury stock under the Repurchase Program and other	—	—	13	—	—	(157)	(144)
At August 31, 2019	$7	$358	$8,798	$26,576	$(2,183)	$(8,261)	$25,295

	Nine Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2017	$7	$358	$8,690	$23,292	$(1,782)	$(6,349)	$24,216
Net income	—	—	—	2,659	—	—	2,659
Other comprehensive income (loss)	—	—	—	—	(59)	—	(59)
Cash dividends declared ($1.45 per share)	—	—	—	(1,029)	—	—	(1,029)
Purchases of treasury stock under the Repurchase Program and other	—	—	51	—	—	(1,184)	(1,133)
At August 31, 2018	$7	$358	$8,741	$24,921	$(1,840)	$(7,533)	$24,654

At November 30, 2018	$7	$358	$8,756	$25,066	$(1,949)	$(7,795)	$24,443
Changes in accounting principles (a)	—	—	—	(24)	—	—	(24)
Net income	—	—	—	2,567	—	—	2,567
Other comprehensive income (loss)	—	—	—	—	(234)	—	(234)
Cash dividends declared ($1.50 per share)	—	—	—	(1,034)	—	—	(1,034)
Purchases of treasury stock under the Repurchase Program and other	—	—	42	—	—	(467)	(424)
At August 31, 2019	$7	$358	$8,798	$26,576	$(2,183)	$(8,261)	$25,295

(a)	We adopted the provisions of Revenue from Contracts with Customers and Derivatives and Hedging on December 1, 2018.
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

Basis of Presentation
The Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2019 and 2018, and the Consolidated Balance Sheet at August 31, 2019 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2018 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 28, 2019. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.
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

The following tables summarize the impacts of ASC 606 adoption on our consolidated financial statements:

	Three Months Ended August 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Statement of Income
Onboard and other (Revenues)	$1,407	$449	$1,855
Revenues (Total)	$6,084	$449	$6,533
Onboard and other (Operating Costs and Expenses)	$219	$449	$668
Operating Costs and Expenses (Total)	$4,194	$449	$4,643
Operating Income	$1,890	$—	$1,890
Net Income	$1,780	$—	$1,780

	Nine Months Ended August 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Statement of Income
Onboard and other (Revenues)	$3,696	$1,115	$4,811
Revenues (Total)	$14,929	$1,115	$16,043
Onboard and other (Operating Costs and Expenses)	$506	$1,115	$1,620
Operating Costs and Expenses (Total)	$12,137	$1,115	$13,252
Operating Income	$2,791	$—	$2,791
Net Income	$2,567	$—	$2,567

	At August 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Balance Sheet
Prepaid expenses and other	$488	$147	$635
Total current assets	$2,565	$147	$2,712
Customer deposits	$4,527	$147	$4,674
Total current liabilities	$8,784	$147	$8,932

	Nine Months Ended August 31, 2019
(in millions)	Prior to adoption of ASC 606	Adjustments	As Reported
Consolidated Statement of Cash Flows
Prepaid expenses and other	$(73)	$(147)	$(220)
Customer deposits	$262	$147	$409
Net cash provided by operating activities	$4,414	$—	$4,414

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

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and nine months ended August 31, the fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $186 million and $503 million in 2019 and $174 million and $465 million in 2018. The remaining portion of fees, taxes and charges are also included in cruise passenger ticket revenues and are expensed in other ship operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed or expenses are incurred. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had customer deposits of $4.9 billion and $4.7 billion as of August 31, 2019 and December 1, 2018. During the nine months ended August 31, 2019, we recognized revenues of $4.1 billion related to our customer deposits as of December 1, 2018. Our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition. We have contract assets of $147 million and $151 million as of August 31, 2019 and December 1, 2018.

NOTE 3 – Unsecured Debt

At August 31, 2019, our short-term borrowings consisted of euro-denominated commercial paper of $238 million. For the nine months ended August 31, 2019, there were no borrowings or repayments of commercial paper with original maturities greater than three months. For the nine months ended August 31, 2018, we had borrowings of $2 million and repayments of $2 million of commercial paper with original maturities greater than three months.

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

In August 2019, we amended and restated our existing multi-currency revolving credit facility which was scheduled to expire in 2021. The amended and restated five-year multi-currency revolving credit facility of $3.0 billion (comprised of $1.7 billion, €1.0 billion and £150 million) expires in 2024.

NOTE 4 – Contingencies
Litigation
On May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Carnival Cruise Line “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The court denied our motion to dismiss the complaints filed by Havana Docks Corporation and Javier Garcia-Bengochea, on August 28, 2019 and August 26, 2019, respectively.
We believe we have meritorious defenses to the claims and intend to vigorously defend against them. We do not believe that it is likely that the outcome of these matters will be material, but litigation is inherently unpredictable and there can be no assurances that the final outcome of the case might not be material to our operating results or financial condition.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2019				November 30, 2018
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$186	$—	$31	$154	$127	$—	$30	$95
Total	$186	$—	$31	$154	$127	$—	$30	$95
Liabilities
Fixed rate debt (b)	$6,560	$—	$6,947	$—	$5,699	$—	$5,799	$—
Floating rate debt (b)	4,278	—	4,338	—	4,695	—	4,727	—
Total	$10,839	$—	$11,285	$—	$10,394	$—	$10,526	$—

(a)
Long-term other assets are comprised of notes receivables, which include loans on ship sales. The fair values of our Level 2 notes receivable were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2019			November 30, 2018
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,153	$—	$—	$982	$—	$—
Restricted cash	16	—	—	14	—	—
Derivative financial instruments	—	37	—	—	—	—
Total	$1,170	$37	$—	$996	$—	$—
Liabilities
Derivative financial instruments	$—	$25	$—	$—	$29	$—
Total	$—	$25	$—	$—	$29	$—

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

	Goodwill
(in millions)	NAA (a) Segment	EA (b) Segment	Total
At November 30, 2018	$1,898	$1,027	$2,925
Foreign currency translation adjustment	—	(39)	(39)
At August 31, 2019	$1,898	$988	$2,886
(a)    North America & Australia (“NAA”)
(b)    Europe & Asia (“EA”)

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2018	$927	$242	$1,169
Foreign currency translation adjustment	—	(10)	(10)
At August 31, 2019	$927	$232	$1,159

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

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2019	November 30, 2018
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$20	$—
	Other assets	18	—
Total derivative assets		$37	$—
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Accrued liabilities and other	$—	$5
Foreign currency zero cost collars (b)	Accrued liabilities and other	5	—
Interest rate swaps (c)	Accrued liabilities and other	7	8
	Other long-term liabilities	12	11
		25	23
Derivatives not designated as hedging instruments
Fuel	Accrued liabilities and other	—	6
Total derivative liabilities		$25	$29

(a)
At August 31, 2019 and November 30, 2018, we had cross currency swaps totaling $943 million and $156 million, respectively, that are designated as hedges of our net investment in foreign operations with a euro-denominated functional currency. At August 31, 2019, these cross currency swaps settle through December 2030.

(b)
At August 31, 2019, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(c)
We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $326 million at August 31, 2019 and $385 million at November 30, 2018 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At August 31, 2019, these interest rate swaps settle through March 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	August 31, 2019
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$38	$(1)	$37	$(1)	$36
Liabilities	$26	$(1)	$25	$(1)	$24

	November 30, 2018
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$	$—
Liabilities	$29	$—	$29	$—	$29

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in income was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2019	2018	2019	2018
Gains (losses) recognized in AOCI:
Cross currency swaps – net investment hedges	$19	$3	$38	$13
Foreign currency zero cost collars – cash flow hedges	$(4)	$(1)	$(5)	$(11)
Interest rate swaps – cash flow hedges	$(1)	$1	$(1)	$5
Gains (losses) reclassified from AOCI – cash flow hedges:
Interest rate swaps – Interest expense, net of capitalized interest	$(2)	$(2)	$(6)	$(8)
Foreign currency zero cost collars – Depreciation and amortization	$—	$—	$1	$—
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps – Interest expense, net of capitalized interest	$6	$—	$16	$—

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies. Our investments in foreign operations are of a long-term nature. At August 31, 2019, we had $6.6 billion and $806 million of euro- and sterling-denominated debt, respectively, including the effect of cross currency swaps, which provide an economic offset for our operations with euro and sterling functional currency. We also partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At August 31, 2019, for the following newbuilds, we had foreign currency zero cost collars for a portion of our euro-denominated shipyard payments. These collars are designated as cash flow hedges.

	Entered Into	Matures in	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Carnival Panorama	2019	October 2019	$1.05	$1.28
Enchanted Princess	2019	June 2020	$1.04	$1.28
Mardi Gras	2019	August 2020	$1.04	$1.28

If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
At August 31, 2019, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $7.5 billion for newbuilds scheduled to be delivered from 2020 through 2025.
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

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, notes receivables, committed financing facilities, contingent obligations, derivative instruments, insurance contracts, long-term ship charters and new ship progress payment guarantees, by:

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

We believe the risk of nonperformance by any of our significant counterparties is remote. At August 31, 2019, our exposures under foreign currency contracts, cross currency swaps and interest rate swap agreements were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not experienced significant credit losses on our trade receivables, notes receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.

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

	Three Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2019
NAA	$4,256	$2,327	$339	$345	$1,246
EA	2,035	1,058	150	165	662
Cruise Support	42	39	65	29	(92)
Tour and Other	200	109	9	9	74
	$6,533	$3,532	$563	$548	$1,890
2018
NAA	$3,805	$1,981	$333	$323	$1,168
EA	1,832	891	172	150	621
Cruise Support	31	(4)	64	28	(57)
Tour and Other	167	90	4	10	62
	$5,836	$2,958	$573	$511	$1,794

	Nine Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2019
NAA	$10,495	$6,370	$1,034	$1,012	$2,079
EA	5,122	3,166	540	483	933
Cruise Support	128	99	217	84	(272)
Tour and Other	299	198	21	28	52
	$16,043	$9,833	$1,813	$1,607	$2,791
2018
NAA	$9,325	$5,385	$1,039	$940	$1,961
EA	4,784	2,783	551	466	984
Cruise Support	94	40	183	76	(204)
Tour and Other	222	140	22	29	31
	$14,425	$8,348	$1,794	$1,510	$2,772

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

(in millions)	Three Months Ended August 31, 2019	Nine Months Ended August 31, 2019
North America	$3,751	$8,910
Europe	1,738	4,486
Australia and Asia	937	2,261
Other	107	385
	$6,533	$16,043

NOTE 7 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2019	2018	2019	2018
Net income for basic and diluted earnings per share	$1,780	$1,707	$2,567	$2,659
Weighted-average shares outstanding	689	706	691	712
Dilutive effect of equity plans	2	2	2	2
Diluted weighted-average shares outstanding	691	707	693	714
Basic earnings per share	$2.58	$2.42	$3.72	$3.73
Diluted earnings per share	$2.58	$2.41	$3.71	$3.72

NOTE 8 – Supplemental Cash Flow Information

(in millions)	August 31, 2019	November 30, 2018
Cash and cash equivalents (Consolidated Balance Sheets)	$1,153	$982
Restricted cash included in prepaid expenses and other and other assets	16	14
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,170	$996

For the nine months ended August 31, 2019 and 2018, we issued notes receivable upon sale of ships of $104 million and $35 million.

NOTE 9 – Property and Equipment

In March 2019, we sold and transferred an NAA segment 1,680-passenger capacity ship.

In April 2019, we sold and transferred an NAA segment 1,260-passenger capacity ship.

In July 2019, we transferred an NAA segment 840-passenger capacity ship.

In August 2019, we transferred an EA segment 1,880-passenger capacity ship.

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

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	22,727	21,475	65,671	62,626
Occupancy percentage (c)	113.0%	112.6%	107.8%	107.8%
Passengers carried (in thousands)	3,752	3,562	9,790	9,393
Fuel consumption in metric tons (in thousands)	822	818	2,487	2,458
Fuel consumption in metric tons per thousand ALBDs	36.2	38.1	37.9	39.3
Fuel cost per metric ton consumed	$487	$531	$484	$474
Currencies (USD to 1)
AUD	$0.69	$0.74	$0.70	$0.76
CAD	$0.76	$0.76	$0.75	$0.78
EUR	$1.12	$1.16	$1.13	$1.20
GBP	$1.24	$1.31	$1.28	$1.36
RMB	$0.14	$0.15	$0.15	$0.15

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

(b)
For the three months ended August 31, 2019 compared to the three months ended August 31, 2018, we had a 5.8% capacity increase in ALBDs comprised of a 1.7% capacity increase in our NAA segment and a 13% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by the full period impact from one Holland America Line 2,670-passenger capacity ship that entered into service in December 2018.

The increase in our NAA segment’s capacity was partially offset by:

•	Full period impact from one P&O Cruises (Australia) 1,680-passenger capacity ship removed from service in March 2019

•	Full period impact from one P&O Cruises (Australia) 1,260-passenger capacity ship removed from service in April 2019

•	Partial period impact from one Holland America Line 835-passenger capacity ship removed from service in July 2019

Our EA segment’s capacity increase was caused by:

•	Full period impact from one AIDA 5,230-passenger capacity ship that entered into service in December 2018

•	Full period impact from one Costa Cruises 4,200-passenger capacity ship that entered into service in March 2019

The increase in our EA segment’s capacity was partially offset by the partial period impact from one P&O UK 1,880-passenger capacity ship removed from service in August 2019.

For the nine months ended August 31, 2019 compared to the nine months ended August 31, 2018, we had a 4.9% capacity increase in ALBDs comprised of a 2.4% capacity increase in our NAA segment and a 9.2% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by:

•	Partial period impact from one Carnival Cruise Line 3,960-passenger capacity ship that entered into service in April 2018

•	Partial period impact from one Seabourn 600-passenger capacity ship that entered into service in May 2018

•	Partial period impact from one Holland America Line 2,670-passenger capacity ship that entered into service in December 2018

The increase in our NAA segment’s capacity was partially offset by:

•	Partial period impact from one P&O Cruises (Australia) 1,680-passenger capacity ship removed from service in March 2019

•	Partial period impact from one P&O Cruises (Australia) 1,260-passenger capacity ship removed from service in April 2019

•	Partial period impact from one Holland America Line 835-passenger capacity ship removed from service in July 2019

Our EA segment’s capacity increase was caused by:

•	Partial period impact from one AIDA 5,230-passenger capacity ship that entered into service in December 2018

•	Partial period impact from one Costa Cruises 4,200-passenger capacity ship that entered into service in March 2019

The increase in our EA segment’s capacity was partially offset by:

•	Partial period impact from one P&O Cruises (UK) 700-passenger capacity ship removed from service in March 2018

•	Partial period impact from one Costa Cruises 1,300-passenger capacity ship removed from service in April 2018

•	Partial period impact from one P&O UK 1,880-passenger capacity ship removed from service in August 2019

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended August 31, 2019 (“2019”) Compared to Three Months Ended August 31, 2018 (“2018”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 69% of our 2019 total revenues. Cruise passenger ticket revenues increased by $124 million, or 2.9%, to $4.5 billion in 2019 from $4.4 billion in 2018.

This increase was caused by:

•	$254 million - 5.8% capacity increase in ALBDs

•	$27 million - increase in air transportation revenues

•	$13 million - increase in occupancy

These increases were partially offset by:

•
$103 million - decrease in cruise ticket revenues, primarily driven by sourcing in Continental Europe and net unfavorable foreign currency transactional impact, partially offset by price improvements in the Caribbean program

•	$72 million - net unfavorable foreign currency translational impact

Onboard and other cruise revenues made up 28% of our 2019 total revenues. Onboard and other cruise revenues increased by $539 million, or 41%, to $1.9 billion in 2019 from $1.3 billion in 2018.

This increase was caused by:

•	$449 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$77 million - 5.8% capacity increase in ALBDs

•	$23 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $20 million.

Tour and other revenues made up 3.1% of our 2019 total revenues. Tour and other revenues increased by $33 million, or 20%, to $200 million in 2019 from $167 million in 2018.

Concession revenues, which are included in onboard and other revenues, increased by $11 million, or 3.1%, to $361 million in 2019 from $350 million in 2018.

NAA Segment

Cruise passenger ticket revenues made up 68% of our NAA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $60 million, or 2.1%, to $2.9 billion in 2019 from $2.8 billion in 2018.

This increase was caused by:

•	$48 million - 1.7% capacity increase in ALBDs

•	$24 million - increase in air transportation revenues

The remaining 32% of our NAA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $391 million, or 40%, to $1.4 billion in 2019 from $1.0 billion in 2018.

This increase was caused by:

•	$357 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$16 million - 1.7% capacity increase in ALBDs

•	$13 million - increase in other revenues

•	$10 million - higher onboard spending by our guests

Concession revenues, which are included in onboard and other revenues, increased by $2 million, or 0.9%, to $253 million in 2019 from $251 million in 2018.

EA Segment

Cruise passenger ticket revenues made up 79% of our EA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $81 million, or 5.3%, to $1.6 billion in 2019 compared to $1.5 billion in 2018.

This increase was caused by:

•	$200 million - 13% capacity increase in ALBDs

•	$23 million - increase in occupancy

These increases were partially offset by:

•	$76 million - decrease in cruise ticket revenues, primarily driven by sourcing in Continental Europe

•	$68 million - net unfavorable foreign currency translational impact

The remaining 21% of our EA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $121 million, or 40%, to $426 million in 2019 from $305 million in 2018.

This increase was caused by:

•	$85 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$40 million - 13% capacity increase in ALBDs

•	$10 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $18 million.

Concession revenues, which are included in onboard and other revenues, increased by $8 million, or 8.4%, to $108 million in 2019 from $100 million in 2018.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $574 million, or 19%, to $3.5 billion in 2019 from $3.0 billion in 2018.

This increase was caused by:

•	$449 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$167 million - 5.8% capacity increase in ALBDs

•	$21 million - gains on ship sales in 2018, net of gains on ship sales in 2019

•	$18 million - increase in tour and other costs

•	$17 million - increase in various other ship operating costs

These increases were partially offset by:

•	$43 million - net favorable foreign currency translational impact

•	$36 million - lower fuel prices

•	$23 million - lower fuel consumption per ALBD

•	$10 million - lower cruise payroll and related expenses

Selling and administrative expenses decreased by $10 million, or 1.8%, to $563 million in 2019 from $573 million in 2018.

Depreciation and amortization expenses increased by $37 million, or 7.3%, to $548 million in 2019 from $511 million in 2018.

NAA Segment

Operating costs and expenses increased by $346 million, or 17%, to $2.3 billion in 2019 from $2.0 billion in 2018.

This increase was caused by:

•	$357 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$33 million - 1.7% capacity increase in ALBDs

•	$19 million - higher commissions, transportation and other expenses

These increases were partially offset by:

•	$29 million - lower fuel prices

•	$27 million - lower cruise payroll and related expenses

Selling and administrative expenses increased by $5 million, or 1.6%, to $339 million in 2019 from $333 million in 2018.

Depreciation and amortization expenses increased by $21 million, or 6.6%, to $345 million in 2019 from $323 million in 2018.

EA Segment

Operating costs and expenses increased by $167 million, or 19%, to $1.1 billion in 2019 from $0.9 billion in 2018.

This increase was caused by:

•	$117 million - 13% capacity increase in ALBDs

•	$85 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$16 million - various other ship operating costs

These increases were partially offset by:

•	$39 million - net favorable foreign currency translational impact

•	$14 million - lower fuel consumption per ALBD

Selling and administrative expenses decreased by $21 million, or 12%, to $150 million in 2019 from $172 million in 2018. This decrease was driven by the timing of advertising expenses between quarters.

Depreciation and amortization expenses increased by $15 million, or 10%, to $165 million in 2019 from $150 million in 2018. This increase was caused by a 13% capacity increase in ALBDs, which accounted for $20 million.

Operating Income

Our consolidated operating income increased by $96 million, or 5.3%, to $1.9 billion in 2019 from $1.8 billion in 2018. Our NAA segment’s operating income increased by $78 million, or 6.7%, to $1.2 billion in 2019 compared to $1.2 billion in 2018, and our EA segment’s operating income increased by $42 million, or 6.7%, to $662 million in 2019 from $621 million in 2018. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

(in millions)	Three Months Ended August 31, 2018
Unrealized gains on fuel derivatives, net	$8
Realized losses on fuel derivatives, net	(4)
Gains on fuel derivatives, net	$4

There were no unrealized or realized gains or losses on fuel derivatives for the three months ended August 31, 2019.

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

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Three Months Ended August 31,
(dollars in millions, except yields)	2019	2019 Constant Dollar	2018
Passenger ticket revenues	$4,477	$4,549	$4,353
Onboard and other revenues	1,855	1,875	1,316
Gross cruise revenues	6,333	6,424	5,669
Less cruise costs
Commissions, transportation and other	(803)	(814)	(760)
Onboard and other	(668)	(674)	(207)
	(1,471)	(1,488)	(967)
Net passenger ticket revenues	3,674	3,734	3,593
Net onboard and other revenues	1,187	1,201	1,109
Net cruise revenues	$4,862	$4,936	$4,702
ALBDs	22,727,296	22,727,296	21,475,014

Gross revenue yields	$278.64	$282.66	$263.98
% increase (decrease)	5.6%	7.1%
Net revenue yields	$213.91	$217.17	$218.96
% increase (decrease)	(2.3)%	(0.8)%
Net passenger ticket revenue yields	$161.66	$164.32	$167.31
% increase (decrease)	(3.4)%	(1.8)%
Net onboard and other revenue yields	$52.25	$52.85	$51.65
% increase (decrease)	1.2%	2.3%

	Three Months Ended August 31,
(dollars in millions, except yields)	2019	2019 Constant Currency	2018
Net passenger ticket revenues	$3,674	$3,754	$3,593
Net onboard and other revenues	1,187	1,199	1,109
Net cruise revenues	$4,862	$4,953	$4,702
ALBDs	22,727,296	22,727,296	21,475,014

Net revenue yields	$213.91	$217.95	$218.96
% increase (decrease)	(2.3)%	(0.5)%
Net passenger ticket revenue yields	$161.66	$165.18	$167.31
% increase (decrease)	(3.4)%	(1.3)%
Net onboard and other revenue yields	$52.25	$52.77	$51.65
% increase (decrease)	1.2%	2.2%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Three Months Ended August 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Dollar	2018
Cruise operating expenses	$3,423	$3,466	$2,867
Cruise selling and administrative expenses	554	562	569
Gross cruise costs	3,978	4,028	3,436
Less cruise costs included above
Commissions, transportation and other	(803)	(814)	(760)
Onboard and other	(668)	(674)	(207)
Gains (losses) on ship sales and impairments	(3)	(3)	27
Restructuring expenses	—	—	—
Other	(23)	(23)	—
Net cruise costs	2,480	2,513	2,496
Less fuel	(401)	(401)	(434)
Net cruise costs excluding fuel	$2,079	$2,112	$2,062
ALBDs	22,727,296	22,727,296	21,475,014

Gross cruise costs per ALBD	$175.01	$177.23	$160.02
% increase (decrease)	9.4%	10.8%
Net cruise costs excluding fuel per ALBD	$91.49	$92.94	$96.03
% increase (decrease)	(4.7)%	(3.2)%

	Three Months Ended August 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Currency	2018
Net cruise costs excluding fuel	$2,079	$2,113	$2,062
ALBDs	22,727,296	22,727,296	21,475,014

Net cruise costs excluding fuel per ALBD	$91.49	$92.98	$96.03
% increase (decrease)	(4.7)%	(3.2)%

Adjusted fully diluted earnings per share was computed as follows:

	Three Months Ended
	August 31,
(in millions, except per share data)	2019	2018
Net income
U.S. GAAP net income	$1,780	$1,707
Unrealized (gains) losses on fuel derivatives, net	—	(8)
(Gains) losses on ship sales and impairments	14	(27)
Restructuring expenses	—	—
Other	25	—
Adjusted net income	$1,819	$1,673
Weighted-average shares outstanding	691	707

Earnings per share
U.S. GAAP earnings per share	$2.58	$2.41
Unrealized (gains) losses on fuel derivatives, net	—	(0.01)
(Gains) losses on ship sales and impairments	0.02	(0.04)
Restructuring expenses	—	—
Other	0.04	—
Adjusted earnings per share	$2.63	$2.36

Net cruise revenues increased by $159 million, or 3.4%, to $4.9 billion in 2019 from $4.7 billion in 2018.
The increase was caused by a 5.8% capacity increase in ALBDs of $274 million.
This increase was partially offset by:

•	$92 million - net unfavorable foreign currency impacts (including both the foreign currency translational and transactional impacts)

•	$23 million - 0.5% decrease in constant currency net revenue yields
The 0.5% decrease in net revenue yields on a constant currency basis was due to a 1.3% decrease in net passenger ticket revenue yields partially offset by a 2.2% increase in net onboard and other revenue yields.
This 1.3% decrease in net passenger ticket revenue yields was comprised of a 0.8% increase from our NAA segment, driven by price improvements in the Caribbean program, offset by a 3.5% decrease from our EA segment primarily driven by sourcing in Continental Europe.
The 2.2% increase in net onboard and other revenue yields was comprised of a 2.0% increase from our NAA segment and a 3.0% increase from our EA segment.
Net cruise costs excluding fuel increased by $17 million, or 0.8%, to $2.1 billion in 2019 compared to $2.1 billion in 2018.
The increase was caused by a 5.8% capacity increase in ALBDs of $120 million.

This increase was partially offset by:

•	$69 million - 3.2% decrease in constant currency net cruise costs excluding fuel

•	$34 million - net favorable foreign currency impacts (including both the foreign currency translational and transactional impacts)

Fuel costs decreased by $34 million, or 7.7%, to $401 million in 2019 from $434 million in 2018.
This decrease was caused by:

•	$36 million - lower fuel prices

•	$23 million - lower fuel consumption per ALBD

These decreases were partially offset by a 5.8% capacity increase in ALBDs of $25 million.

Nine Months Ended August 31, 2019 (“2019”) Compared to Nine Months Ended August 31, 2018 (“2018”)

Revenues

Consolidated

Cruise passenger ticket revenues made up 68% of our 2019 total revenues. Cruise passenger ticket revenues increased by $239 million, or 2.2%, to $10.9 billion in 2019 from $10.7 billion in 2018.

This increase was caused by:

•	$530 million - 4.9% capacity increase in ALBDs

•	$92 million - increase in air transportation revenues

These increases were partially offset by:

•	$256 million - net unfavorable foreign currency translational impact

•
$127 million - decrease in cruise ticket revenues, primarily driven by sourcing in Continental Europe and net unfavorable foreign currency transactional impact, partially offset by price improvements in the Caribbean program

Onboard and other cruise revenues made up 30% of 2019 total revenues. Onboard and other cruise revenues increased by $1.3 billion, or 37%, to $4.8 billion in 2019 from $3.5 billion in 2018.

This increase was caused by:

•	$1.1 billion - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$172 million - 4.9% capacity increase in ALBDs

•	$82 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translation impact of $74 million.

Tour and other revenues made up 1.9% of our 2019 total revenues. Tour and other revenues increased by $77 million, or 35%, to $299 million in 2019 from $222 million in 2018.

Concession revenues, which are included in onboard and other revenues, increased by $20 million, or 2.3%, to $888 million in 2019 from $868 million in 2018.

NAA Segment

Cruise passenger ticket revenues made up 66% of our NAA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $203 million, or 3.0%, to $7.0 billion in 2019 from $6.8 billion in 2018.

This increase was caused by:

•	$155 million - 2.4% capacity increase in ALBDs

•	$50 million - increase in air transportation revenues

•	$20 million - increase in cruise ticket revenues, driven primarily by price improvements in the Caribbean program, partially offset by net unfavorable foreign currency transactional impact

The remaining 34% of our NAA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $967 million, or 38%, to $3.5 billion in 2019 from $2.6 billion in 2018.

This increase was driven by:

•	$882 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$59 million - 2.4% capacity increase in ALBDs
Concession revenues, which are included in onboard and other revenues, increased by $13 million, or 2.1%, to $628 million in 2019 from $615 million in 2018.

EA Segment

Cruise passenger ticket revenues made up 79% of our EA segment’s 2019 total revenues. Cruise passenger ticket revenues increased by $69 million, or 1.7%, to $4.0 billion in 2019 compared to $4.0 billion in 2018.

This increase was caused by:

•	$371 million - 9.2% capacity increase in ALBDs

•	$39 million - increase in air transportation revenues

These increases were partially offset by:

•	$240 million - net unfavorable foreign currency translational impact

•	$107 million - decrease in cruise ticket revenues, primarily driven by sourcing in Continental Europe

The remaining 21% of our EA segment’s 2019 total revenues were comprised of onboard and other cruise revenues, which increased by $269 million, or 32%, to $1.1 billion in 2019 from $0.8 billion in 2018.

This increase was caused by:

•	$212 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$77 million - 9.2% capacity increase in ALBDs

•	$44 million - higher onboard spending by our guests

These increases were partially offset by net unfavorable foreign currency translational impact of $66 million.

Concession revenues, which are included in onboard and other revenues, increased by $7 million, or 2.8%, to $259 million in 2019 from $252 million in 2018.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $1.5 billion, or 18%, to $9.8 billion in 2019 from $8.3 billion in 2018.

This increase was caused by:

•	$1.1 billion - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$400 million - 4.9% capacity increase in ALBDs

•	$84 million - higher commissions, transportation and other expense

•	$58 million - increase in tour and other costs

•	$55 million - increase in various other ship operating costs

•	$35 million - gains on ship sales in 2018, net of gains on ship sales in 2019

•	$26 million - higher fuel prices

These increases were partially offset by:

•	$186 million - net favorable foreign currency translational impact

•	$68 million - lower dry-dock expenses and repair and maintenance expenses

•	$44 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $19 million, or 1.0%, to $1.8 billion in 2019 compared to $1.8 billion in 2018.

Depreciation and amortization expenses increased by $96 million, or 6.4%, to $1.6 billion in 2019 from $1.5 billion in 2018.

NAA Segment

Operating costs and expenses increased by $984 million, or 18%, to $6.4 billion in 2019 from $5.4 billion in 2018.

This increase was caused by:

•	$882 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$126 million - 2.4% capacity increase in ALBDs

•	$61 million - higher commissions, transportation and other expenses

These increases were partially offset by:

•	$42 million - lower dry-dock expenses and repair and maintenance expenses

•	$37 million - lower cruise payroll and related expenses

Selling and administrative expenses decreased by $4 million, or 0.4%, to $1.0 billion in 2019 compared to $1.0 billion in 2018.

Depreciation and amortization expenses increased by $72 million, or 7.6%, to $1.0 billion in 2019 from $0.9 billion in 2018.

EA Segment

Operating costs and expenses increased by $383 million, or 14%, to $3.2 billion in 2019 from $2.8 billion in 2018.

This increase was caused by:

•	$246 million - 9.2% capacity increase in ALBDs

•	$212 million - related to the gross presentation of shore excursions and other onboard revenues as a result of the adoption of new revenue accounting guidance

•	$46 million - gains on ship sales in 2018, net of costs on ship sales in 2019

•	$31 million - higher commissions, transportation and other expenses

•	$32 million - various other ship operating costs

These increases were partially offset by:

•	$171 million - net favorable foreign currency translational impact

•	$29 million - lower fuel consumption per ALBD

•	$25 million - lower dry-dock expenses and repair and maintenance expenses

Selling and administrative expenses decreased by $10 million, or 1.9% to $540 million in 2019 from $551 million in 2018.

Depreciation and amortization expenses increased by $17 million, or 3.7%, to $483 million in 2019 from $466 million in 2018.

Operating Income

Our consolidated operating income increased by $19 million, or 0.7%, to $2.8 billion in 2019 compared to $2.8 billion in 2018. Our NAA segment’s operating income increased by $119 million, or 6.1%, to $2.1 billion in 2019 from $2.0 billion in 2018, and our EA segment’s operating income decreased by $50 million, or 5.1%, to $933 million in 2019 from $984 million in 2018. These changes were primarily due to the reasons discussed above.

Nonoperating Income (Expense)

Nine Months Ended August 31,
(in millions)	2018
Unrealized gains on fuel derivatives, net	$90
Realized losses on fuel derivatives, net	(29)
Gains on fuel derivatives, net	$61

There were no unrealized or realized gains or losses on fuel derivatives for the nine months ended August 31, 2019.

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Nine Months Ended August 31,
(dollars in millions, except yields)	2019	2019 Constant Dollar	2018
Passenger ticket revenues	$10,934	$11,190	$10,694
Onboard and other revenues	4,811	4,885	3,509
Gross cruise revenues	15,744	16,075	14,203
Less cruise costs
Commissions, transportation and other	(2,125)	(2,182)	(2,000)
Onboard and other	(1,620)	(1,642)	(485)
	(3,746)	(3,825)	(2,485)
Net passenger ticket revenues	8,808	9,008	8,694
Net onboard and other revenues	3,190	3,243	3,024
Net cruise revenues	$11,999	$12,250	$11,718
ALBDs	65,671,215	65,671,215	62,626,499

Gross revenue yields	$239.74	$244.78	$226.78
% increase (decrease)	5.7%	7.9%
Net revenue yields	$182.71	$186.54	$187.10
% increase (decrease)	(2.3)%	(0.3)%
Net passenger ticket revenue yields	$134.13	$137.16	$138.82
% increase (decrease)	(3.4)%	(1.2)%
Net onboard and other revenue yields	$48.58	$49.38	$48.28
% increase (decrease)	0.6%	2.3%

	Nine Months Ended August 31,
(dollars in millions, except yields)	2019	2019 Constant Currency	2018
Net passenger ticket revenues	$8,808	$9,071	$8,694
Net onboard and other revenues	3,190	3,244	3,024
Net cruise revenues	$11,999	$12,315	$11,718
ALBDs	65,671,215	65,671,215	62,626,499

Net revenue yields	$182.71	$187.52	$187.10
% increase (decrease)	(2.3)%	0.2%
Net passenger ticket revenue yields	$134.13	$138.13	$138.82
% increase (decrease)	(3.4)%	(0.5)%
Net onboard and other revenue yields	$48.58	$49.39	$48.28
% increase (decrease)	0.6%	2.3%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Nine Months Ended August 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Dollar	2018
Cruise operating expenses	$9,634	$9,820	$8,208
Cruise selling and administrative expenses	1,792	1,828	1,772
Gross cruise costs	11,426	11,649	9,980
Less cruise costs included above
Commissions, transportation and other	(2,125)	(2,182)	(2,000)
Onboard and other	(1,620)	(1,642)	(485)
Gains (losses) on ship sales and impairments	11	12	39
Restructuring expenses	—	—	—
Other	(43)	(43)	(1)
Net cruise costs	7,648	7,793	7,532
Less fuel	(1,204)	(1,204)	(1,166)
Net cruise costs excluding fuel	$6,444	$6,588	$6,367
ALBDs	65,671,215	65,671,215	62,626,499

Gross cruise costs per ALBD	$173.98	$177.38	$159.36
% increase (decrease)	9.2%	11.3%
Net cruise costs excluding fuel per ALBD	$98.12	$100.32	$101.66
% increase (decrease)	(3.5)%	(1.3)%

	Nine Months Ended August 31,
(dollars in millions, except costs per ALBD)	2019	2019 Constant Currency	2018
Net cruise costs excluding fuel	$6,444	$6,596	$6,367
ALBDs	65,671,215	65,671,215	62,626,499

Net cruise costs excluding fuel per ALBD	$98.12	$100.44	$101.66
% increase (decrease)	(3.5)%	(1.2)%

Adjusted fully diluted earnings per share was computed as follows:

	Nine Months Ended
	August 31,
(in millions, except per share data)	2019	2018
Net income
U.S. GAAP net income	$2,567	$2,659
Unrealized (gains) losses on fuel derivatives, net	—	(90)
(Gains) losses on ship sales and impairments	—	(39)
Restructuring expenses	—	—
Other	47	7
Adjusted net income	$2,614	$2,537
Weighted-average shares outstanding	693	714

Earnings per share
U.S. GAAP earnings per share	$3.71	$3.72
Unrealized (gains) losses on fuel derivatives, net	—	(0.13)
(Gains) losses on ship sales and impairments	—	(0.05)
Restructuring expenses	—	—
Other	0.07	0.01
Adjusted earnings per share	$3.77	$3.55

Net cruise revenues increased by $281 million, or 2.4%, to $12.0 billion in 2019 from $11.7 billion in 2018.
The increase was caused by a 4.9% capacity increase in ALBDs of $580 million.

This increase was partially offset by net unfavorable foreign currency impacts (including both the foreign currency translational and transactional impacts) of $316 million.

The 0.2% increase in net revenue yields on a constant currency basis was due to a 2.3% increase in net onboard and other revenue yields partially offset by a 0.5% decrease in net passenger ticket revenue yields.
The 0.5% decrease in net passenger ticket revenue yields was primarily driven by sourcing in Continental Europe and net unfavorable foreign currency impact (including both the foreign currency translational and transactional impacts) partially offset by price improvements in the Caribbean program. This 0.5% decrease in net passenger ticket revenue yields was comprised of a 1.1% increase from our NAA segment and a 2.3% decrease from our EA segment.
The 2.3% increase in net onboard and other revenue yields was comprised of a 1.7% increase from our NAA segment and a 3.2% increase from our EA segment.
Net cruise costs excluding fuel increased by $77 million, or 1.2%, to $6.4 billion in 2019 from $6.4 billion in 2018. This increase was caused by a 4.9% capacity increase in ALBDs, which accounted for $308 million.
This increase was partially offset by net favorable foreign currency impacts (including both the foreign currency translational and transactional impacts) of $152 million.

Fuel costs increased by $39 million, or 3.3%, to $1.2 billion in 2019 compared to $1.2 billion in 2018.

This increase was caused by:

•	$57 million - 4.9% capacity increase in ALBDs

•	$26 million - higher fuel prices

These increases were partially offset by lower fuel consumption by ALBD by $44 million.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and grow ROIC over time, while maintaining a strong balance sheet and strong investment grade credit ratings. (We define ROIC as the twelve-month adjusted earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress.) Our ability to generate significant operating cash flow allows us to internally fund our capital improvements, debt maturities and dividend payments. We have $10.7 billion of committed export credit facilities available to fund the vast majority of our new ship growth capital. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity through our available cash and cash equivalents and committed financings for immediate and future liquidity needs and to maintain a reasonable debt maturity profile.

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

We had a working capital deficit of $6.2 billion as of August 31, 2019 compared to a working capital deficit of $7.0 billion as of November 30, 2018. The decrease in working capital deficit was caused by an increase in cash and cash equivalents and a decrease in short-term debt partially offset by an increase in customer deposits. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital deficit are $4.7 billion and $4.4 billion of customer deposits as of August 31, 2019 and November 30, 2018, respectively. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We generate substantial cash flows from operations and our business model has historically allowed us to maintain this working capital deficit and still meet our operating, investing and financing needs. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash

Operating Activities
Our business provided $4.4 billion of net cash from operations during the nine months ended August 31, 2019, a decrease of $22 million, or 0.5%, compared to $4.4 billion for the same period in 2018.

Investing Activities
During the nine months ended August 31, 2019, net cash used in investing activities was $3.3 billion. This was caused by the following:

•	Capital expenditures of $2.2 billion for our ongoing new shipbuilding program

•	Capital expenditures of $1.2 billion for ship improvements and replacements, information technology and buildings and improvements

•	Proceeds from sale of ships of $15 million

During the nine months ended August 31, 2018, net cash used in investing activities was $2.6 billion. This was substantially due to the following:

•	Capital expenditures of $1.4 billion for our ongoing new shipbuilding program

•	Capital expenditures of $1.3 billion for ship improvements and replacements, information technology and buildings and improvements

•	Proceeds from sale of ships of $282 million

•	Payments of $37 million for fuel derivative settlements

Financing Activities
During the nine months ended August 31, 2019, net cash used in financing activities of $912 million was caused by the following:

•	Net repayments of short-term borrowings of $600 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $472 million of long-term debt

•	Issuances of $1.7 billion of long-term debt

•	Payments of cash dividends of $1.0 billion

•	Purchases of $472 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the nine months ended August 31, 2018, net cash used in financing activities of $1.7 billion was substantially due to the following:

•	Net proceeds of short-term borrowings of $182 million in connection with our availability of, and needs for, cash at various times throughout the period

•	Repayments of $1.3 billion of long-term debt

•	Issuances of $1.6 billion of long-term debt

•	Payments of cash dividends of $1.0 billion

•	Purchases of $1.2 billion of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Capital Expenditure and Capacity Forecast

Our annual capital expenditure forecast consists of contracted new ship growth capital, estimated payments for planned new ship growth capital and capital improvements.

(in billions)	2019	2020	2021	2022
Annual capital expenditure forecast	$6.6	$5.8	$5.9	$5.4

Our annual capacity forecast consists of contracted new ships and announced dispositions.

	2019	2020	2021	2022
Annual capacity increase	4.2%	7.0%	5.3%	5.3%

Funding Sources

At August 31, 2019, we had liquidity of $14.5 billion. Our liquidity consisted of $750 million of cash and cash equivalents, which excludes $403 million of cash used for current operations, $3.1 billion available for borrowing under our revolving credit facilities, net of our outstanding commercial paper borrowings, and $10.7 billion under our committed future financings, which are comprised of ship export credit facilities. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2019	2020	2021	2022	2023
Availability of committed future financing at August 31, 2019	$2.0	$2.8	$2.8	$2.3	$0.9

At August 31, 2019, all of our revolving credit facilities are scheduled to mature in 2024, except for $300 million that matures in September 2020.

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At August 31, 2019, we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

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

Based on a 10% change in all currency exchange rates that were used in our September 26, 2019 guidance, we estimate a less than $0.01 change to our adjusted diluted earnings per share guidance for the fourth quarter.

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

August 31, 2019
Fixed rate	26%
EUR fixed rate	37%
Floating rate	5%
EUR floating rate	24%
GBP floating rate	7%

Fuel Price Risks

Based on a 10% change in fuel prices versus the current spot price that was used to calculate fuel expense in our September 26, 2019 guidance, we estimate that our adjusted diluted earnings per share guidance would change by the following:

•	$0.05 per share for the fourth quarter of 2019

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2019, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to our consolidated financial statements for information on Legal Proceedings.

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

During the three months ended August 31, 2019, no shares of Carnival Corporation common stock were repurchased pursuant to the Repurchase Program.

During the three months ended August 31, 2019, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
June 1, 2019 through June 30, 2019	0.4	$43.70	$401
July 1, 2019 through July 31, 2019	1.4	$44.21	$341
August 1, 2019 through August 31, 2019	1.9	$43.08	$260
Total	3.7	$43.57
No shares of Carnival Corporation common stock and Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

B. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under the Repurchase Program require annual shareholder approval. The existing shareholder approval is limited to a maximum of 19.2 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2020 annual general meeting or July 15, 2020.

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

Material contracts
10.1
Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Designated Activity Company as facilities agent and a syndicate of financial institutions**
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

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, as filed with the Securities and Exchange Commission on September 26, 2019, formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and nine months ended August 31, 2019 and 2018;				X
	(ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2019 and 2018;				X
	(iii) the Consolidated Balance Sheets at August 31, 2019 and November 30, 2018;				X
	(iv) the Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2019 and 2018;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2019 and 2018;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, as filed with the Securities and Exchange Commission on September 26, 2019, formatted in Inline XBRL (included as Exhibit 101)

*	These items are furnished and not filed.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: September 26, 2019		Date: September 26, 2019