Form 10-K
period 2019-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2020-01-28
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 001-9610
Commission file number: 001-15136

Carnival Corporation			Carnival plc
(Exact name of registrant as specified in its charter)			(Exact name of registrant as specified in its charter)

Republic of Panama			England and Wales
(State or other jurisdiction of incorporation or organization)			(State or other jurisdiction of incorporation or organization)

59-1562976			98-0357772
(I.R.S. Employer Identification No.)			(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue			Carnival House, 100 Harbour Parade,
Miami,	Florida	33178-2428	Southampton	SO15 1ST,	United Kingdom
(Address of principal executive offices and zip code)			(Address of principal executive offices and zip code)

(305)	599-2600	011	44 23 8065 5000
(Registrant’s telephone number, including area code)		(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CCL	New York Stock Exchange, Inc.
Ordinary Shares each represented by American Depository Shares ($1.66 par value), Special Voting Share, GBP 1.00 par value and Trust Shares of beneficial interest in the P&O Princess Special Voting Trust
	CUK	New York Stock Exchange, Inc.
1.625% Senior Notes due 2021	CCL21	New York Stock Exchange LLC
1.875% Senior Notes due 2022	CUK22	New York Stock Exchange LLC
1.000% Senior Notes due 2029	CUK29	New York Stock Exchange LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $19.3 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 16, 2020, Carnival Corporation had outstanding 527,679,851 shares of its Common Stock, $0.01 par value.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $8.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 16, 2020, Carnival plc had outstanding 182,494,106 Ordinary Shares $1.66 par value, one Special Voting Share GBP 1.00 par value and 527,679,851 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2019 Annual Report and 2020 joint definitive Proxy Statement are incorporated by reference into Part II and Part III of this report.

CARNIVAL CORPORATION & PLC
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2019

DOCUMENTS INCORPORATED BY REFERENCE

The information described below and contained in the Registrants’ 2019 Annual Report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint 2019 Annual Report on Form 10-K (“Form 10-K”).

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

Item 6.    Selected Financial Data.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Portions of the Registrants’ 2020 joint definitive Proxy Statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

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

We are the world’s largest leisure travel company and among the most profitable and financially strong in the cruise and vacation industries. We are also the largest cruise company, carrying nearly 45 percent of global cruise guests, and a leading provider of vacations to all major cruise destinations throughout the world. With operations in North America, Australia, Europe and Asia, we operate a portfolio of leading global, regional and national cruise brands that sell tailored cruise products, services and vacation experiences on 104 cruise ships to the world’s most desirable destinations.

II.	Vision, Goals and Related Strategies

At Carnival Corporation & plc, our highest responsibilities and our top priorities are to operate safely, to protect the environment, and to be in compliance everywhere we operate in the world. On this foundation, we aspire to deliver unmatched joyful vacations for our guests, always exceeding their expectations and in doing so driving outstanding shareholder value. We are committed to a positive and just corporate culture, based on inclusion and the power of diversity. We operate with integrity, trust and respect for each other -- seeking collaboration, candor, openness and transparency at all times. And we intend to be an exemplary corporate citizen leaving the people and the places we touch even better.

We believe our portfolio of brands is instrumental to achieving our vision and maintaining our cruise industry leadership position. Our primary financial goals are to profitably grow our cruise business and grow our return on invested capital over time, while maintaining a strong balance sheet and investment grade credit ratings. Paramount to the success of our business is our commitment to health, environment, safety, security (“HESS”) and sustainability.

To reach our primary financial goals, we continue to implement initiatives to create additional demand for our brands in excess of our planned capacity growth. We continue to invest in customer and market insight to better understand our guests’ decision making process and vacation needs enabling us to identify new marketing opportunities and further grow our share of their vacation spend. As we operate in the broader vacation market, we have implemented strategies to grow demand by increasing consumer awareness and consideration for cruise vacations on our portfolio of brands through our ongoing marketing, public relations and guest experience efforts. We continue to identify opportunities to enhance our cruise products and services and optimize our cost structure while preserving the unique identities of our individual brands.

We continue to identify and implement new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies and improving our pricing models. We have increased our focus on growing onboard revenues and have invested in new marketing capabilities to further engage our guests by bringing to life the cruise experience.

We are building new, innovative, purpose-built ships that are larger, more efficient, have an improved mix of guest accommodations and present a wider range of onboard amenities and features. These ships further enhance the attractiveness of a cruise vacation while achieving greater economies of scale and improving returns on invested capital. As of November 30, 2019, we have a total of 17 cruise ships scheduled to be delivered through 2025. Some of these ships will replace existing capacity as less efficient ships exit our fleet. Since 2006, we have sold 30 ships and our newbuild program has been designed to consider an expected acceleration in our fleet replacement cycle over time. Furthermore, we continue to make substantial investments in our existing ship enhancement programs to improve our onboard product offerings and enrich our guests’ vacation experiences.

We continue to grow our presence in established markets and increase our penetration in developing markets, such as Asia. We believe that our most significant long-term growth opportunity in Asia is in China, due to its large and growing middle-class population, expansion of its international tourism and the government’s plan to support the cruise industry. During 2020, we expect that 5.0% of our total capacity will be home ported in China.

With 104 ships and 12.9 million guests in 2019, we have the scale to optimize our structure by utilizing our combined purchasing volumes and common technologies as well as accelerating progress on our cross-brand initiatives aimed at cost containment. We have and continue to integrate certain back office functions to achieve the full benefits of our scale. Having global leaders in communications, ethics and compliance, innovation, maritime, procurement and strategy supports collaboration and communication across our brands and helps coordinate our global efforts.

Our ability to generate significant operating cash flow allows us to internally fund our capital improvements, debt maturities and dividend payments. Our quarterly dividend of $0.50 per share represents over $1.4 billion in annual dividends. Since resuming our stock repurchase program in late 2015, we repurchased approximately 100 million shares for $5.2 billion. Over the same time period, we have nearly doubled our quarterly dividend, distributing a total of $5.2 billion in dividends to our shareholders.

We are committed to enhancing a culture of compliance and integrity that adheres to legal and statutory requirements and the highest ethical principles. Our vision is based on four key pillars:

•	Health, environment, safety, security and sustainability

•	Guests

•	Employees

•	Shareholders and other stakeholders

Health, Environment, Safety, Security and Sustainability

Our commitments to the safety and comfort of our guests and crew and protecting the environment are paramount to the success of our business. We are committed to operating a safe and reliable fleet and protecting the health, safety and security of our guests, employees and all others working on our behalf. We continue to focus on further enhancing the safety measures onboard all of our ships. We are dedicated to fully complying with, or exceeding, all legal and statutory requirements related to health, environment, safety, security and sustainability throughout our business.

We are committing resources across the entire corporation to further improve how we operate to protect and preserve our oceans and are implementing fleet-wide changes and enhancements to our environmental processes and procedures. We continue to increase the scope and frequency of our training and invest millions of dollars to upgrade our equipment to new ship standards with the aim of complying with all environmental regulations and minimizing our environmental impact.

Guests

Our goal is to consistently exceed our guests’ expectations while providing them with a wide variety of exceptional vacation experiences. We believe that we can achieve this goal by continually focusing our efforts on helping our guests choose the cruise brand that will best meet their unique needs and desires, improving their overall vacation experiences and building state-of-the-art ships with innovative onboard offerings and providing unequaled service to our guests. We enhance our guest experience by offering high quality destinations around the world, including a portfolio of private destinations that are uniquely tailored to our guests’ preferences.

Employees

Our goal is to foster a positive and just culture supporting recruiting, developing and retaining the finest employees. A team of highly motivated and engaged employees is key to delivering vacation experiences that exceed our guests’ expectations. Understanding the critical skills that are needed for outstanding performance is crucial in order to hire and train our officers, crew and shoreside personnel. We believe in building trust based relationships and listening to and acting upon our employees’ perspectives and ideas and use employee feedback tools to monitor and improve our progress in this area. We are a diverse organization and value and support our talented and diverse employee base. We are committed to employing people from around the world and hiring them based on the quality of their experience, skills, education and character, without regard for their identification with any group or classification of people.

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
B. Global Cruise Industry

I. Overview

Cruising offers a broad range of products and services to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly classified as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less and have a more casual ambiance. The premium experience typically includes cruises that last from seven to 14 days and appeal to those who are more affluent. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries. The luxury experience is usually characterized by very high standards of accommodation and service, smaller vessel size and exotic itineraries to ports that are inaccessible by larger ships. We have product and service offerings in each of these three broad classifications.

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

b. Positive Demand Trends

We believe the cruise industry is well positioned to meet travelers’ desires and has the ability to tailor experiences for each guest based on their unique wants and needs, which should foster growth for the cruise industry. Today’s travelers are looking for immersive, meaningful and memorable travel experiences. Each brand in our portfolio meets the needs of a unique set of consumer psychographics and vacation needs which allows us to penetrate large addressable customer segments.

From a demographic perspective, two age groups, the Baby Boomers and the Millennial generations, have in recent years experienced trends that positively affect demand for cruising. Cruising benefits from the aging of the Baby Boomer and Millennial generations. In North America alone, the number of Baby Boomers at retirement age increases from 48 million in 2015 to 56 million in 2020 and 73 million by 2030. The Baby Boomer generation likes to pursue an active lifestyle and has the desire and the means to travel and enjoys multi-generational cruising. The Millennial generation has surpassed the size of the Baby Boomer generation and represents the fastest growing demographic segment of the vacation industry. This group expresses a strong desire to travel and share new experiences, a mindset that should continue to foster growth for the industry.

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

c. Wide Appeal

Cruising appeals to a broad range of ages and income levels. Cruising provides something for every generation, from kids’ clubs to an array of onboard entertainment designed to appeal to teens and adults. Cruising also offers transportation to a variety of destinations and a diverse range of ship types and sizes, as well as price points, to attract guests with varying tastes and income levels. To encourage first-time and repeat cruisers and better compete with other vacation alternatives the cruise industry has continued to focus on its marketing efforts, enhanced training of travel agents, collaborated with well-known brands and offers the following:

• Expanded entertainment options, shipboard activities and land-based excursions	• Enhanced internet and communication capabilities
• Flexible dining options including open-seating dining	• Beverage package options
• Branded specialty restaurants, bars and cafés	• Money-back guarantees

d. Large Addressable Markets

The global cruise industry is a relatively small part of the wider global vacation industry, which includes a large variety of land-based vacation alternatives. Therefore, we believe there are large, addressable markets with low penetration rates. The penetration rates below were computed based on the 2018 global cruise guests carried from G.P. Wild (International Limited) (“G.P. Wild”), an independent cruise research company, as a percentage of total population:

•	5.2% for Australia and New Zealand

•	3.9% for the United States (“U.S.”) and Canada

•	3.0% for the United Kingdom (“UK”)

•	2.1% for Germany and Italy

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

f. Ship Mobility

The mobility of cruise ships enables cruise companies to move their vessels between regions in order to maximize profitability and to meet changing demand. For example, brands can change itineraries over time in order to cater to our guests’ tastes or as general economic or geopolitical conditions warrant. In addition, cruise companies have the flexibility to reposition capacity to areas with growing demand. We believe that this unique ability to move ships provides the cruise industry with a competitive advantage compared to land-based vacation alternatives.

    III. Passenger Capacity and Cruise Guests Carried by Ocean Going Vessels

(in thousands)	Average Passenger Capacity (a)		Cruise Guests Carried
Year	Global Cruise Industry (b)	Carnival Corporation & plc	Global Cruise Industry (c)	Carnival Corporation & plc
2017	490	230	26,700	12,100
2018	520	230	28,500	12,400
2019	550	240	30,100	12,900

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on the assumption of two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)	Amounts were based on internal estimates using public industry data.

(c)
The global cruise guests carried for 2017 and 2018 were obtained from G.P. Wild, an independent cruise research company. The estimates for global cruise guests carried for 2019 are internally developed.

The global cruise industry and our compound annual passenger capacity growth rates are estimated to be 6.8% and 5.0%, respectively, from 2019 to 2023. Our estimates of future passenger capacity only include assumptions related to announced ship withdrawals and, accordingly, our estimates likely indicate a higher growth rate than will actually occur.

C. Our Global Cruise Business

I. Segment Information

	November 30, 2019
	Passenger Capacity	Percentage of Total Capacity	Number of Cruise Ships
North America and Australia ("NAA") Segment
Carnival Cruise Line	74,660	30%	27
Princess Cruises	48,900	20	18
Holland America Line	25,640	10	14
P&O Cruises (Australia)	4,850	2	3
Seabourn	2,570	1	5
	156,620	63	67

Europe and Asia (“EA”) Segment
Costa Cruises ("Costa")	37,580	15	14
AIDA Cruises ("AIDA")	31,940	13	14
P&O Cruises (UK)	15,820	6	6
Cunard	6,830	3	3
	92,170	37	37
	248,790	100%	104

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

II. Ships Under Contract for Construction

As of November 30, 2019, we have a total of 17 cruise ships scheduled to be delivered through 2025. Our ship construction contracts are with Fincantieri and MARIOTTI in Italy, Meyer Werft in Germany and Meyer Turku in Finland.

	Scheduled Delivery Date	Passenger Capacity Lower Berth
Carnival Cruise Line
Mardi Gras	October 2020	5,280
Newbuild	October 2022	5,280
Princess Cruises
Enchanted Princess	June 2020	3,660
Discovery Princess	October 2021	3,660
Newbuild	November 2023	4,280
Newbuild	May 2025	4,280
Holland America Line
Ryndam	May 2021	2,650
Seabourn
Seabourn Venture	June 2021	260
Newbuild	May 2022	260
Costa
Costa Smeralda	December 2019	5,220
Costa Firenze	September 2020	4,240
Costa Toscana	May 2021	5,330
AIDA
AIDAcosma	May 2021	5,440
Newbuild	May 2023	5,440
P&O Cruises (UK)
Iona	May 2020	5,200
Newbuild	May 2022	5,280
Cunard
Newbuild	April 2022	3,000

III. Cruise Brands

Carnival Cruise Line is “The World’s Most Popular Cruise Line®” and provides multi-generational family entertainment at exceptional value to its guests. It is a place where guests can be their most playful selves and choose their fun. Carnival Cruise Line ships are designed to inspire the experience of bringing people together, with limitless opportunities for guests to create their own fun. Carnival Cruise Line ships sail from 18 convenient U.S. home ports, more than any other cruise line. Its cruise ships are within a 5-hour drive for more than half of all Americans and provide opportunities to experience various destinations and itineraries. Carnival Cruise Line annually carries more than 5 million guests, including 900,000 children.
Carnival Panorama will enter service in December 2019 and will be the first new ship Carnival Cruise Line will home port on the west coast of the United States in 20 years when it arrives in Long Beach, California. Mardi Gras will enter service in October 2020 and will be followed by a sister ship in 2022. Mardi Gras features enhancements including Bolt, the first ever rollercoaster at sea, as well as new rooms which reflect innovative ergonomically-friendly designs. The ship will also be home to Emeril’s Bistro 1396; the first ever seagoing restaurant associated with New Orleans’ most acclaimed and respected chef, Emeril Lagasse. Mardi Gras will feature Carnival Corporation’s exclusive green cruising design which will be powered by Liquefied Natural Gas (“LNG”) and will be the first LNG-powered cruise ship in North America.
Carnival Cruise Line continues to enhance its existing fleet by adding a variety of exciting new features, including branded accommodations, dining and entertainment options. The Hub App is popular with guests and facilitates onboard revenue purchases, like shore excursions, pizza and beverage delivery and specialty dining, as well as communications to enable guests to maximize their fun. Carnival Cruise Line also invested in facial recognition technology to expedite embarkation and debarkation processes to improve the guest experience. Lastly, Carnival Cruise Line has a strong and growing roster of partnerships, including: Shaquille O’Neil as the Chief Fun Officer, lending his fun, larger-than-life personality and playful spirit to inspire America to Choose Fun; and with celebrity chef Guy Fieri offering onboard dining experiences such as Guy’s Burger Joint and Guy’s Pig & Anchor Bar-B-Que.
Carnival Cruise Line operates two to 24-day voyages and offers year-round sailings from the United States to the Caribbean and the Mexican Riviera and from Australia to the South Pacific and New Zealand, as well as seasonal sailings to Alaska, Hawaii, Canada, Bermuda and Europe.

As a leading premium cruise line, each moment on Princess Cruises is one of wonderful discovery where guests can relax and explore. The choices are endless - from invigorating activities to more relaxing pursuits - and enable guests to share special moments with family and friends while enjoying unique travel experiences that create inspiring memories.

Princess Cruises’ Sky Princess debuted in October 2019. The 3,660-passenger capacity ship features expansive Sky Suites, new al fresco dining options and enhanced entertainment. The ship is the first newbuild to enter service offering MedallionClass vacations powered by the OceanMedallion™ wearable device. Enchanted Princess, a sister ship of Sky Princess, will debut in June 2020 followed by Discovery Princess in 2021. Additionally, Princess Cruises has two 4,280-passenger capacity ships slated to be delivered in 2023 and 2025, which will be the first Princess Cruises’ ships to be powered by LNG.

Princess Cruises features an array of offerings for guests. Designed for fresh cuisine is featured across the spectrum of dining options, including SHARE, a fine-dining experience by Australian award-winning chef and television personality Curtis Stone, as well as Bistro Sur La Mer by French chef Emmanuel Renaut and other specialty dining restaurants from multiple Michelin star chefs. Modernization of additional dining options is underway with the expansion of World Fresh Marketplace as well as the Eat Street outdoor venues. Interactive onboard activities and shore excursions designed in collaboration with Discovery, Animal Planet, and local experts in key regional destinations provide guests with authentic and exclusive experiences onboard and ashore. Camp Discovery youth and teen centers offer the line’s youngest guests the opportunity to connect, play and learn; and the Reef splash zone now available on Caribbean Princess invites families and kids to experience a multi-functional area to engage and reconnect. Original production shows created exclusively for Princess Cruises by Grammy® and Academy® award-winning composer, Stephen Schwartz, as well as new experiences, including Five Skies, Rock Opera, Jim Henson’s Inspired Silliness and the immersive Take Five jazz lounge are all designed to engage and entertain audiences. With guests’ overall wellness in mind, Princess Cruises collaborated with leading experts in both the science and beauty of sleep to develop the award-winning Princess Luxury Bed, a multi-year project which culminated in 2019. Princess Cruises’ OceanMedallion™ platform delivers a personalized vacation experience which elevates service through enhanced guest experiences before and during the cruise vacation. MedallionClass vacations are currently onboard five Princess Cruises ships with six additional ships to be added in 2020. In addition, MedallionNet™ offers fast and reliable Wi-Fi connectivity and is rapidly being deployed across the fleet.

Princess Cruises offers guests the opportunity to cover the globe with sailings to all seven continents that call at more than 380 destinations including Princess Cays, an exclusive island destination in The Bahamas, offering recently enhanced MedallionNet connectivity, excursions, retail, bar and marina areas. Princess Cruises offers award-winning itineraries ranging in length from three to 111 days, including world cruises. Princess Cruises sails to nearly every corner of the world, including Alaska, Asia, Australia, the Caribbean, Europe, Mexico, the Panama Canal, South America and more.

For more than 145 years, Holland America Line has delivered a distinctively classic, European style of cruising throughout its fleet of mid-sized premium ships. Guests of all ages enjoy immersive travel through engaging experiences onboard and in-depth cultural experiences as part of their exploration of fascinating destinations around the world. Holland America Line believes travel has the power to change the world and has defined their higher purpose to help make the world a better place through opening minds, building connections and inspiring shared humanity.
Nieuw Statendam was launched in December 2018, with a sister ship, Ryndam, scheduled for delivery in 2021. Nieuw Statendam, a 2,670-passenger capacity ship, features all of the hallmarks of its class including grand, light-filled spaces as well as visual drama and sumptuous interiors inspired by the fluid curves of musical instruments. Nieuw Statendam showcases a spectacular two-story World stage theater featuring a 270-degree high definition screen and also features innovative specialty restaurants from Rudi’s Sel de Mer to the Grand Dutch Café. Guests can enjoy authentic music experiences at sea with some of the world’s most well-regarded entertainment brands creating exclusive programming for Lincoln Center Stage, B.B. King’s Blues Club, Billboard Onboard and the Rolling Stone Rock Room. Holland America Line’s partnership with O, The Oprah Magazine, has added inspirational programming and themed cruises. Oprah Winfrey also served as godmother to Nieuw Statendam.
Holland America Line has enhanced its onboard products, including locally cultivated items in culinary programs and retail designed to elevate the guests’ experience of the region they are cruising. Explorations Central™ is the immersive onboard programming designed to make guests’ destination experience even more engaging and meaningful. Holland America Line’s revamped retail experience features custom personalized jewelry, a new Fujifilm photo digital creative studio space and an expanded logo-wear collection.
Holland America Line offers cruises to more than 425 ports, including Half Moon Cay, a private island destination in The Bahamas, providing guests with unparalleled natural beauty of a protected preserve, miles of pristine, white-sand beach, where guests can explore and play all day or simply luxuriate in tranquil solitude. From shorter getaways to 128-day itineraries, Holland America Line cruises visit all seven continents. Holland America Line offers popular sailings to Alaska, the Caribbean, Mexico, Canada & New England, Europe and the Panama Canal as well as more exotic sailings including Antarctica explorations, South America circumnavigations, Australia & New Zealand and Asia voyages, and annual Grand Voyages.

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

Proud to be a local favorite, the fleet includes dining options from award-winning, Australian chefs including Luke Mangan and Johnny Di Francesco. P&O Cruises (Australia) continues to innovate and enhance their onboard product offering. Pacific Explorer continues to host its annual comedy festival at sea, The Big Laugh. P&O Cruises (Australia) will introduce a Melbourne Comedy festival cruise in 2020 along with a range of previously introduced themed 1980’s and Country Music festival cruises on select sailings.

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
Seabourn Venture, a new ultra-luxury expedition ship, is scheduled to launch in 2021 with a sister ship slated to launch in 2022. The new ships will feature a brand new innovative design created specifically for the ultra-luxury expedition traveler. A new and exciting offering will be two custom-built submarines carried onboard, providing an unforgettable up-close encounter of the world beneath the ocean’s surface. The ships will also be designed to carry a complement of kayaks and Zodiacs, which will allow for a truly immersive experience. Onboard crew will include expedition teams comprised of experienced wilderness experts, scientists and historians who will provide insights into the history, ecology and culture of the destinations visited.
To enhance the guest experience, Seabourn has entered into several select partnerships to offer a number of innovative programs. These programs include An Evening with Tim Rice, an entertainment experience created exclusively for the line; and Unique Spa and Wellness Centers offering holistic health and well-being programs in partnership with Dr. Weil, a visionary pioneer in integrative medicine. Exclusive to Seabourn, The Grill by Thomas Keller, reminiscent of the classic American restaurant from the 50’s and 60’s, is a unique culinary concept focusing on updated versions of iconic dishes. Ventures by Seabourn is an exploration program providing travelers with exciting, adventurous optional activities that are expertly planned, professionally operated and escorted by skilled expert guides. Ventures by Seabourn enables guests to experience nature up close in a way that is unique and exciting. Seabourn’s first world cruise in six years will depart from Miami in January 2020 and will delight travelers by making 62 ports of call while also offering a range of musical productions, deck parties and onboard enrichment programming designed to excite every passion and satisfy every taste.
Seabourn ships sail to all seven continents and take guests to places beyond the reach of larger ships. Seabourn itineraries range from seven days to over 100 days. The World of Seabourn includes destinations such as Alaska; Antarctica & Patagonia; Arabia, Africa & India; Asia; Australia & South Pacific; Canada & New England; the Caribbean; the Mediterranean; Northern Europe; Pacific Coastal; Panama Canal and South America.

Costa delivers Italy’s finest at sea primarily serving guests from Continental Europe and Asia. Costa brings a modern Italian lifestyle to its ships and provides guests with a true European experience that embodies a uniquely Italian passion for life through warm hospitality, entertainment and gastronomy that makes Costa different from any other cruise experience.

Costa Smeralda is scheduled to enter the fleet in December 2019 and her sister ship, Costa Toscana, is slated for delivery in 2021. Both ships will be fueled by LNG. Costa Smeralda will feature the triple-deck Colosseo, located in the heart of the ship, showcasing a new story daily on the bright screens and on the dome from dawn to sunset. An onboard museum, Costa Design Museum, will be curated by Matteo Vercelloni and will be dedicated to the excellence of Italian design and feature many of the names that have contributed to the ship's construction and success.

Costa Venezia joined the fleet in February 2019 and is the first Costa ship built for the Chinese market. Costa Venezia brings to life the passions of Venetian and Italian culture through such spectacles as the Carnival of Venice and the city's famed gondolas. Guests will also experience the delights of fine Italian dining, luxury Italian shopping and world-class Italian entertainment while enjoying home comforts such as a range of Chinese cuisines and Chinese-style karaoke bars. The main show, Venice in Love, was specifically developed for Chinese guests with some elements in Mandarin, featuring a love story in the old resplendent age of Venice. A sister ship, Costa Firenze, also designed for the Chinese market, will be delivered in September 2020.

Costa’s guests can experience a variety of activities making vacations onboard its ships even more exclusive and unforgettable, including dining options created by Michelin-starred chef Bruno Barbieri in Europe and three Michelin-starred chef Umberto Bombana in Asia, as well as enriched entertainment, including The Voice of the Sea and Peppa Pig-branded kids games and educational activities. Enhancing the authentic Italian experience for the Chinese market, Costa partnered with Juventus Football Club onboard all ships deployed in China, offering in-depth interactions for fans and activities for guests of all ages. Partnerships have also been developed with Tencent (WeChat) and Alibaba providing local payment methods and other digital onboard functionalities to Chinese guests. Furthermore, Costa leveraged its partnership with Bulgari for the first-of-its-kind at sea, the Bulgari Jewelry Fashion Show, an evening of elegance and glamor highlighting the Italian jeweler’s craftsmanship.

Costa sails worldwide with cruises generally ranging from four to 20 days and also offers longer exotic sailings up to 30 days as well as world tours. Costa offers a wide range of sailings in the Mediterranean, Northern Europe, the Caribbean, Dubai and United Arab Emirates, the Indian Ocean, South America, the Transatlantic, China, Japan and South East Asia.

AIDA is the leading and most recognized brand in the German cruise market. Its guests enjoy the German inspired active, premium modern lifestyle cruise experience. AIDA provides a cruising wellness holiday in modern comfort where guests feel at home and enjoy consistently excellent service accompanied by the AIDA smile.

AIDAnova entered the fleet in December 2018 and her sister ship, AIDAcosma, will join the fleet in 2021, followed by another sister ship in 2023. These ships unite an innovative design with state-of-the-art technology for environmentally friendly travel and even greater comfort onboard. Highlights onboard include new culinary and entertainment offerings such as the Time Machine Restaurant, a street food mile with culinary treats and a floating TV studio. Guests can also enjoy the popular 360-degree Theatrium, the Four Elements adventure deck, complete with three water slides and a climbing garden under the dome of a retractable glass roof and the Beach Club for relaxing onboard.

Guests onboard the entire AIDA fleet experienced the German Karneval on the high seas as part of the AIDA Karneval Special 2019. The AIDA Selection, a program where guests can experience exploratory cruises to new regions and exclusive destinations, will welcome AIDAmira in December 2019 with a new itinerary to South Africa and Namibia in the winter season followed by itineraries in the Mediterranean. To enhance the digital experience and guest satisfaction, AIDA provides mobile apps to attend to the guests before, during and after the cruise. The apps include a microblogging service, inspired with user generated content and provide onboard program and restaurant information as well as a chat feature for onboard messaging.

AIDA visits over 230 ports with cruises generally ranging from three to 21 days and also offers a world cruise departing from Hamburg. AIDA sails to many exciting destinations, including North America, Northern Europe, Western Europe, Southeast Asia, the Canary Islands, the Mediterranean, the Caribbean, Baltic Sea, the Indian Ocean, the Azores & Cape Verde and Dubai.

P&O Cruises (UK) is Britain’s favorite cruise line, welcoming guests to experience the good life and enjoy a blend of discovery, relaxation and exceptional service catered towards British tastes. P&O Cruises (UK)’s fleet of premium ships combines genuine service, a sense of occasion and attention to detail, ensuring guests have extraordinary travel experiences and the holiday of a lifetime, every time.

In May 2020, P&O Cruises (UK) will launch Iona, a new LNG-powered, 5,200-passenger capacity ship, which will be the largest and most contemporary ship built to serve the UK market. Iona will feature enhancements to already successful brand signature venues from the existing fleet, as well as features newly developed for Iona. These include a breathtaking three deck atrium in the heart of the ship as well as SkyDome, an exclusively designed glass dome by award-winning British engineer Eckersley O’Callaghan. This will be a world’s first at sea and offer a unique space for both relaxing in any weather and providing entertainment, featuring aerial shows and contemporary performers. P&O Cruises (UK) will introduce a sister ship in 2022.

P&O Cruises (UK) continues to enhance its entertainment line-up. Astonishing, the revolutionary guest-interactive magic and illusion show, has been launched across the fleet. This show combines the production talents of BAFTA-winning presenter Stephen Mulhern and singer Jonathan Wilkes with the mind-blowing trickery of master illusionist Guy Barrett. P&O Cruises (UK) also continues to partner with some of the UK’s most popular and recognized performers and globally renowned chefs.

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

Over its 179 year history, the iconic Cunard fleet has perfected the timeless art of luxury ocean travel. While onboard, Cunard guests experience unique signature moments, from Cunard’s white gloved afternoon tea service to spectacular gala evening balls to its renowned Insights Speaker program. Guest expectations are exceeded through Cunard’s exemplary White Star

Service®, a legacy from the White Star Line. From the moment a guest steps onboard, every detail of their cruise is curated to ensure an enjoyable, memorable and luxurious experience. Cunard’s flagship, Queen Mary 2, is unique in being today’s only true ocean liner, regularly carrying guests on the most iconic of voyages, the Transatlantic Crossing between New York and the United Kingdom.

A new 3,000-passenger capacity ship is to join Queen Mary 2, Queen Victoria and Queen Elizabeth as the fourth member of the fleet in 2022. This will be the first new Cunard ship in 12 years, making it the first time since 2000 that Cunard will have four ships in simultaneous service. Sharing the iconic livery and red funnel, guests will experience today’s distinct Cunard signatures as well as new brand experiences currently in design.

Cunard continues to expand its event voyage program, many with world renowned partners, including:

•	Dance the Atlantic voyage with the English National Ballet

•	Literature Festival at Sea in association with the Cheltenham Literature Festival, The Times and the Sunday Times

•	London Theatre at Sea with the Olivier Awards

•	Top Hat, the multi-award winning musical set in 1930’s Hollywood

Cunard has enhanced its onboard products to include:

•	Mareel Wellness & Beauty, a new spa concept developed in partnership with wellness innovator, Canyon Ranch, to be rolled out across its fleet

•	Steakhouse at the Verandah, a new dining concept offering the finest cuts of beef and seafood paired with craft cocktails

Cunard enhanced the guest experience through carefully curated deployments with a return to Alaskan waters and expanded programs in Australia and Japan. These enhancements include unique speaker programs such as the Alaskan Culture Heritage Guides and local partnerships with the Australian Dance Theatre.

A Cunard cruise is the ultimate luxury way to travel, with cruises generally ranging from seven to 14 days as well as a series of longer voyages, including Round the World Voyages. Cunard sails to destinations in Africa, Australia & South Pacific, Canada, the Caribbean, the Atlantic Islands, the British Isles, the Canary Islands, Central America, the Far East, the Mediterranean, Northern Europe, South America, the Indian Ocean, the Middle East, Scandinavia & Iceland and the United States, including Alaska.

IV. Principal Source Geographic Areas

	Carnival Corporation & plc Cruise Guests Carried
(in thousands)	2019	2018	2017	Brands Mainly Serving
United States and Canada	7,170	6,790	6,440	Carnival Cruise Line, Princess Cruises, Holland America Line, Seabourn and Cunard
Continental Europe	2,590	2,340	2,290	Costa and AIDA
Asia	1,110	1,140	1,240	Princess Cruises and Costa
Australia and New Zealand	920	1,020	1,060	Carnival Cruise Line, Princess Cruises and P&O Cruises (Australia)
United Kingdom	780	810	800	P&O Cruises (UK) and Cunard
Other	300	310	270
Total	12,870	12,410	12,100

V. Cruise Programs

	Carnival Corporation & plc Percentage of Passenger Capacity by Itinerary
	2020	2019	2018
Caribbean	30%	32%	33%
Europe without Mediterranean	14	14	14
Mediterranean	13	13	13
Australia and New Zealand	7	7	8
Alaska	6	6	6
China	5	4	5
Other	26	25	23
	100%	100%	100%

VI. Cruise Pricing and Payment Terms

Each of our cruise brands publishes prices for the upcoming seasons primarily through the internet, although published materials such as brochures and direct mailings are also used. Our brands have multiple pricing levels that vary by source market, category of guest accommodation, ship, season, duration and itinerary. Cruise prices frequently change in a dynamic pricing environment and are impacted by a number of factors, including the number of available cabins for sale in the marketplace and the level of guest demand. Some cruise prices are increased due to higher demand. We offer a variety of special promotions, including early booking, past guest recognition and travel agent programs. We continue to identify and implement new strategies and tactics to strengthen our cruise ticket revenue management processes and systems across our portfolio of brands, such as optimizing our pricing methodologies and improving our pricing models. We have increased our focus on growing onboard revenues and have invested in new marketing capabilities to further engage our guests by bringing to life the cruise experience.

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

At times, we offer value added packages to induce ticket sales to guests and groups and to encourage advance purchase of certain onboard items. These packages are bundled with cruise tickets and sold to guests for a single price rather than as a separate package and may include one or more of the following:

• Beverage packages	• Internet packages
• Shore excursions	• Photo packages
• Air packages	• Onboard spending credits
• Specialty restaurants	• Gratuities

Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservation and then pay the balance due before the departure date. Additionally, a number of our brands have introduced a new payment plan option which allows our guests to set automatic monthly installments. Our guests are subject to a cancellation fee if they cancel their cruise within a pre-defined period before sailing, unless they purchase a vacation protection package for the ability to obtain a refund or a future cruise credit.

As a convenience to our guests, we sell air transportation to and from airports near the home ports of our ships. In 2019, approximately 11% of our guests purchased scheduled or chartered air transportation from us. We also offer ground transfers from and to the airport near the ship’s home port as part of our transfer programs.

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

VIII. Onboard and Other Revenues

Onboard and other activities are provided either directly by us or by independent concessionaires, from which we receive either a percentage of their revenues or a fee. Concession revenues do not have direct expenses because the costs and services incurred for concession revenues are borne by our concessionaires. In 2019, we earned 30% of our revenues from onboard and other revenue goods and services not included in the cruise ticket price including the following:

• Beverage sales	• Internet and communication services
• Casino gaming	• Full service spas
• Shore excursions	• Specialty restaurants
• Retail sales	• Art sales
• Photo sales	• Laundry and dry cleaning services

We enhance our guests’ onboard experiences and increase our onboard revenues by offering value added packages and tailoring our onboard offers with our guest preferences. We have also implemented initiatives to strengthen our onboard revenue by improving our onboard retail offerings. We use various marketing and promotional tools and are supported by point-of-sale systems permitting “cashless” transactions for the sale of these onboard and other products and services.  As a convenience to our guests, all our brands allow their guests to pre-book, and in most cases, pre-pay certain of their onboard and other revenue-producing activities in advance of the cruise.

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

IX. Marketing Activities

Guest feedback and research support the development of our overall marketing and business strategies to drive demand for cruises and increase the number of first-time cruisers. Our goal is to increase consumer awareness for cruise vacations and further grow our share of their vacation spend. We measure and evaluate key drivers of guest loyalty and their satisfaction with our products and services that provide valuable insights about guests’ cruise experiences. We closely monitor our net promoter scores, which reflect the likelihood that our guests will recommend our brands’ cruise products and services to friends and family. We also regularly initiate customer research studies among guests, travel agent partners, tour operators and others for input on business decisions that enhance our cruise products and services for our guests.

We continue to improve the coordination of our marketing strategies across brands, which enables us to drive demand for cruising while generating significant efficiencies in media costs. We continue to perform psychographic segmentation studies that allow us to better understand our guests’ needs, wants and expectations. The results of these studies shape how we communicate and market, as well as refine the booking process, overall onboard experience and post-cruise interactions. Our ability to identify psychographic segments is a powerful differentiator, which allows us to guide guests to the right experiences with the appropriate brands and build advocates for life. In addition, we have tools and are implementing data analytic solutions that identify new market growth opportunities to expand our customer base.

We have implemented strategies to generate new demand by targeting new cruisers who typically vacation at land-based destinations. Our multiple brand marketing initiatives continue to drive increased consideration for cruising with print, TV, digital, social and field marketing elements, keeping a strong commitment and continuous investment to improve the digital journey with the goal of inspiring consumers to purchase a cruise vacation with us.

Our brands have comprehensive marketing and advertising programs across diverse mediums to promote their products and services to vacationers and our travel agent partners. Each brand’s marketing activities are generally designed to reach a local region in the local language. We continue to expand our marketing efforts to attract new guests online by leveraging the reach and impact of digital marketing and social media. We continue to invest in new marketing technologies to deliver more engaging and personalized communications. This helps us cultivate guests as advocates of our brands, ships, itineraries and onboard products and services. We also have blogs hosted by ship captains, cruise and entertainment directors, executive pursers and special guests.

Substantially all of our cruise brands offer past guest recognition programs that reward repeat guests with special incentives such as reduced fares, gifts, onboard activity discounts, complimentary laundry and internet services, expedited ship embarkation and disembarkation and special onboard activities.

X. Sales Relationships

We primarily sell our cruises through travel agents and tour operators that serve our guests in their local regions. Our individual cruise brands’ relationships with their travel agent partners are generally independent of each of our other brands. Our travel agents relationships are generally not exclusive and travel agents generally receive a base commission, plus the potential of additional commissions, including discounts or complimentary tour conductor cabins, based on the achievement of pre-defined sales volumes.

Travel agent partners are an integral part of our long-term cruise distribution network and are critical to our success. We utilize local sales teams to motivate travel agents to support our products and services with competitive sales and pricing policies and joint marketing and advertising programs. During fiscal 2019, no controlled group of travel agencies accounted for 10% or more of our revenues. We also employ a wide variety of educational programs, including websites, seminars and videos, to train agents on our cruise brands and their products and services.

All of our brands have internet booking engines to allow travel agents to book our cruises. We also support travel agent booking capabilities through global distribution systems. All of our cruise brands have their own consumer websites that provide access to information about their products and services to users and enable their guests to quickly and easily book cruises and other products and services online. These sites interface with our brands’ social networks, blogs and other social media sites, which allow them to develop greater contact and interaction with their guests before, during and after their cruise. We also employ vacation planners who support our sales initiatives by offering our guests one-on-one cruise planning expertise and other services.

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

XI. Ethics and Compliance

A clear and strong ethics and compliance culture is imperative for the future success of any corporation. In August 2019, we enhanced our compliance framework and significantly increased the resources we devote to our compliance function by creating an ethics and compliance program, as well as an ethics and compliance program strategic plan. Our Chief Ethics and Compliance Officer, a member of the executive leadership team, leads the effort to further develop our ethics and compliance program throughout the entire corporation. This program involves compliance risk management, improved compliance training programs for our employees, thorough investigations and remedial actions relating to health, environmental and safety incidents and efforts to strengthen our corporate culture. More specifically, the ethics and compliance program’s strategic plan sets out the following four goals:

•	Align and Build Upon Fundamental Principles - Strengthen culture to support ethics and compliance

•	Be Proactive and Embrace a Risk-Based Approach - Develop a more strategic mindset

•	Assemble the People, Platform and Processes - Organize ethics and compliance leadership, governance and procedures

•	Listen and Learn - Promote open communications: speaking-up, listening, learning and responding

By taking these measures, we heightened our commitment to operate with integrity, which includes not only complying with applicable laws, but also treating our guests, employees and stakeholders with honesty, transparency and respect. To further heighten the focus on ethics and compliance, the Boards of Directors established the Compliance Committees, which will oversee the ethics and compliance program, maintain regular communications with the Chief Ethics and Compliance Officer and ensure implementation of the ethics and compliance program’s strategic plan.

XII. Sustainability

Our reputation and success depend on having sustainable and transparent operations. Our commitment and actions to keep our guests and crew members safe and comfortable, protect the environment, develop and provide opportunities for our workforce, strengthen stakeholder relations and enhance both the communities where we work as well as the port communities that our ships visit are vital to our success as a business enterprise and reflective of our brands’ core values. We strive to be a company that people want to work for and to be an exemplary global corporate citizen.

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

In order to support our environmental strategy, our environmental management system is certified in accordance with ISO 14001. In 2015, we developed a set of 2020 sustainability goals reinforcing our commitment to the environment, our guests, our employees and the communities in which we operate. Our ten goals listed below are aimed at reducing our environmental footprint while enhancing the health, safety and security of our guests and crew members and ensuring sustainable business practices across our brands and business partners:

Environmental Goals

•	Reduce the intensity of CO2e (equivalent carbon dioxide) emissions from our operations by 25% by 2020 relative to our 2005 baseline, measured in grams of CO2e per ALB-km

•	Continue to improve the quality of our emissions into the air by developing, deploying and operating Advanced Air Quality Systems across our fleet

•	Increase usage of ship-to-shore power connection capabilities

•	Increase Advanced Waste Water Purification System coverage of our fleetwide capacity by 10 percentage points by 2020 relative to our 2014 baseline

•	Continue to improve our shipboard operations’ water use efficiency by 5% by 2020 relative to our 2010 baseline

•	Continue to reduce waste generated by our shipboard operations by 5% by 2020 relative to our 2016 baseline

Health, Safety and Security Goals

•	Continue to build on our commitment to protect the health, safety and security of guests, employees and all others working on our behalf

Sustainable Workforce and Community Goals

•	Continue to build a diverse and inclusive workforce and provide all employees with a positive work environment and opportunities to build a rewarding career to further drive employee engagement

•	Develop and implement vendor assurance procedures ensuring compliance with Carnival Corporation & plc’s Business Partner Code of Conduct and Ethics

•	Work on initiatives and partnerships that support and sponsor a broad range of organizations for the benefit of the communities where we operate

In addition to our 2020 goals, we are developing our sustainability goals for 2030, which will include reducing the intensity of CO2e (equivalent carbon dioxide) emissions from our operations by 40% relative to our 2008 baseline.

Reflecting on our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of low carbon fuels, in particular, LNG. AIDAnova, the first cruise ship in the industry to be powered at sea by LNG, entered the fleet in December 2018. We have an additional 10 next-generation LNG cruise ships on order, including Costa Smeralda, Iona and Mardi Gras, entering the fleet in December 2019, May 2020 and October 2020. Pioneering a new era in the use of low carbon fuels, these new ships will have the ability to use LNG to generate 100 percent of their power both in port and on the open sea - an innovation that will reduce emissions to help protect the environment. As a pilot, AIDAperla will be fitted with the first lithium-ion battery storage system ever deployed on a cruise ship, an environmentally friendly technology capable of powering the ship’s propulsion and operation for limited periods of time.

XIII. Employees

Our shipboard and shoreside employees are sourced from over 100 countries. Excluding employees on leave, we have an average of 92,000 employees onboard the 104 ships we operate, which includes crew members and officers. Our shoreside operations have an average of 12,000 full-time and 2,000 part-time/seasonal employees, including seasonal employees of Holland America Princess Alaska Tours which significantly increases its work force during the late spring and summer months in connection with the Alaskan cruise season. We have entered into agreements with unions covering certain employees on our ships and in our shoreside hotel and transportation operations. The percentages of our shipboard and shoreside employees that are represented by collective bargaining agreements are 58% and 22%, respectively. We consider our employee and union relationships to be strong.

We source our shipboard officers primarily from Italy, the UK, the Netherlands, Germany and Norway. The remaining crew positions are sourced from around the world, with the largest contingent from the Philippines, Indonesia and India. We utilize a limited number of manning agencies to help locate and hire most of our shipboard employees.

XIV.     Training

Our cruise brands are committed to providing appropriate hotel and marine-related training to ensure that our shipboard crew, including officers, have the knowledge and skills to properly perform their jobs. We provide a diverse range of shoreside and shipboard training for our hotel staff before and after they join our ships to further enhance their skills. Specifically, we provide beverage, entertainment, guest service, housekeeping, leadership, management and restaurant training. Depending on the brand, we will also provide our hotel staff with in-depth English, German, Italian or Mandarin language training. All our hotel staff also undergo extensive safety training and, depending on their position, will pursue advanced safety certifications. We partner closely with manning agencies to help provide this training in Manila, Philippines; Jakarta, Indonesia; and Mumbai, India.

Our goal is to be a leader in delivering high quality professional maritime training, as evidenced by our Arison Maritime Center. The centerpiece of the campus is the Center for Simulator Maritime Training (“CSMART”). The CSMART Academy features the most advanced bridge and engine room simulator technology and equipment available with the capacity to provide annual professional training for all our bridge and engineering officers. CSMART participants receive a maritime training experience that fosters critical thinking, problem solving, ethical decision making and skill development. CSMART offers an environmental officer training program and additional environmental courses for bridge and engineering officers to further enhance our training on social responsibility and environmental awareness and protection. During 2019, we provided training to nearly 7,500 bridge and engineering officers at CSMART. We also offer environmental training for identified shoreside personnel at our various shoreside locations around the globe.

XV. Information Technology

With the increasing size and sophistication of cruise ships, the technologies employed to enhance guest experiences and operate ships have grown ever more complex and integrated. Our global information technology model is designed to contribute to exceeding expectations of our guests, crew, shoreside employees and other stakeholders. This model is focused on supporting exceptional guest experiences while increasingly leveraging common technologies to drive process efficiency and effectiveness across our portfolio of brands. In order to achieve our goals, we are focusing on applications, connectivity, cybersecurity, data privacy, infrastructure, modernization and innovation. In response to the increasing threat of continuously evolving cybersecurity risks, we are striving to provide protection of guest, employee, company and other data and develop best practices that focus on people, process and technology to combat threats and malicious activity. We have a data privacy committee that continues to oversee our focus on data minimization, tokenization, protection, and proper handling of personal data. In light of numerous jurisdictional data privacy laws and regulations, we are implementing data privacy and protection standards across the corporation. Additionally, we are continuing to improve our information technology infrastructure to enhance effective compliance with laws and regulations.

All of our brands are actively collaborating on our global information technology solutions, standards and processes across our shoreside and shipboard environments. By aligning technology planning, infrastructure, security, privacy and applications, we continue to maximize the business value of our information technology investments by eliminating redundancies and driving synergies across the brands while identifying and leveraging best practices and establishing common standards.

XVI. Innovation

We have successfully delivered innovation to our guests for more than four decades. Our continuous innovation with ship design allows our guests to enjoy carefully crafted experiences while effortlessly en-route to their next port-of-call. Our leading port destination developments provide numerous locations and experiences to our guests.

Our innovation pursuit is focused on creating amazing guest experiences and leveraging our enterprise scale. This focus has driven the creation of our newly developed “Experience Platform”. The guest centric experience platform leverages multiple proprietary technologies that work together to power guest experiences.

•
OceanMedallionTM - a wearable device that enables a highly personalized vacation experience that works in conjunction with a portfolio of digital experiences all focused on simplifying guest access to experiences and facilitating a more immersive vacation

•
xIOTTM - an invisible network of interactive intelligent sensors and embedded devices mounted throughout the ship, home ports and destinations that uses a guest-centric, Internet of Things approach to enable a seamless guest experience

To date, five Princess Cruises ships have been converted to Medallion Class, leveraging the OceanMedallion and the xIOT platform.

We operate three state-of-the-art Fleet Operations Centers (“FOC”) with advanced ship to shore communications technology. We continue to develop, implement and utilize cutting-edge proprietary technology at these centers to enhance our ability to monitor ship nautical and technical performance in real time, including fuel consumption, engine performance and air emissions. The centers allow for improved communications between the ship and shore, and immediate support to our ships for route planning, maritime safety and risk management.

We continue to enhance our revenue management tools and capabilities including future expansion to additional brands. Additionally, we introduced several new mobile applications, including Carnival Cruise Line’s Hub App, Costa’s MyCosta and AIDA’s myAIDA. AIDA also completed the fleet-wide roll out of Seamless check-in, enabling an embarkation process of just thirty seconds per guest. We also continue to simplify our guest facing booking platforms with a focus on the pre-cruise and e-commerce experiences.

We are committed to reducing our environmental footprint. Among other initiatives, after more than a year of testing food waste digester technology, we have begun a multi-year plan to install food waste digesters on most of our fleet. This technology is an aerobic bio-digester that will enable our ships to process and dispose of nearly all food waste, further reducing our environmental footprint.

XVII. Supply Chain

We incur expenses for goods and services to deliver exceptional cruise experiences to our guests. In addition, we incur significant capital expenditures for materials to support the refurbishment and enhancements of our vessels as well as to build new ships. We approach our spend strategically and look for suppliers who demonstrate the ability to help us leverage our scale in terms of cost, quality, service, innovation and sustainability. We are focused on the creation of strategic partnerships and will streamline our supplier base, where it is prudent. Our largest capital investments are for the construction of new ships. We have agreements in place for the construction of 17 cruise ships with four shipyards.

XVIII.     Insurance

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

We use a combination of insurance and self-insurance to cover war risk for legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions. Our primary war risk insurance coverage is provided by international marine insurers and our excess war risk insurance is provided by our three P&I clubs. Under the terms of our war risk insurance coverage, which are typical for war risk policies in the marine industry, insurers can give us seven days’ notice that the insurance policies will be canceled. However, the policies can be reinstated at different premium rates.

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

XIX. Port Destinations and Private Islands

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

XX. Governmental Regulations

a. Maritime Regulations

1. General

Our ships are regulated by numerous international, national, state and local laws, regulations, treaties and other legal requirements, as well as voluntary agreements, that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be fined or otherwise sanctioned by regulators. We are committed to complying with, or exceeding, all relevant maritime requirements.
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

Flag States: Our ships are registered, or flagged, in The Bahamas, Bermuda, Italy, Malta, the Netherlands, Panama and the UK, which are also referred to as Flag States. Our ships are regulated by these Flag States through international conventions that govern, among other things, health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements.

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

National, regional and other authorities: We are subject to the decrees, directives, regulations and requirements of the European Union (“EU”), the U.S., other individual countries and hundreds of other authorities including international ports that our ships visit every year.

Port regulatory authorities (Port State Control): Our ships are also subject to inspection by the port regulatory authorities, which are also referred to as Port State Control, in the various countries that they visit. Such inspections include verification of compliance with the maritime safety, security, environmental, customs, immigration, health and labor requirements applicable to each port, as well as with regional, national and international requirements.  Many countries have joined together to form regional Port State Control authorities.

As members of the Cruise Lines International Association (“CLIA”), we helped to develop and have implemented policies that are intended to enhance shipboard safety and environmental protection throughout the cruise industry. In some cases this calls for implementing best practices, which are in excess of existing legal requirements. Further details on these and other policies can be found on www.cruising.org.

Our Boards of Directors have HESS Committees, which were comprised of five independent directors as of November 30, 2019. The principal function of the HESS Committees is to assist the boards in fulfilling their responsibility to supervise and monitor our health, environment, safety, security and sustainability related policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The HESS Committees and our management team review all significant relevant risks or exposures and associated mitigating actions.

We are committed to implementing appropriate measures to manage identified risks effectively. We have a Chief Maritime Officer to oversee our global maritime operations, including maritime quality assurance and policy, maritime affairs, shipbuilding, ship refits and research and development. In addition, we have a Chief Ethics and Compliance Officer who is responsible for promoting ethics and compliance – with a focus on safety and environmental protection.

To help ensure that we are compliant with legal and regulatory requirements and that these areas of our business operate in an efficient and effective manner we:

•	Provide regular health, environmental, safety and security support, training, guidance and information to guests, employees and others working on our behalf

•	Develop and implement effective and verifiable management systems to fulfill our health, environmental, safety, security and sustainability commitments

•	Perform regular shoreside and shipboard audits and take appropriate action when deficiencies are identified

•	Report and investigate health, environmental, safety and security incidents and take appropriate action to prevent recurrence

•	Identify those employees responsible for managing health, environment, safety, security and sustainability programs and ensure that there are clear lines of accountability

•	Identify the aspects of our business that impact the environment and continue to take appropriate action to minimize that impact

•	Monitor an anonymous hotline and the related responses accordingly to allegations and concerns

•	Review and improve policies and procedures designed to prevent, detect, respond and correct various regulatory violations and other misconduct

2. Maritime Safety Regulations

The IMO has adopted safety standards as part of SOLAS. To help ensure guest and crew safety, SOLAS establishes requirements for the following:

• Vessel design and structural features	• Life-saving and other equipment
• Construction and materials	• Fire protection and detection
• Refurbishment standards	• Safe management and operation
• Radio communications	• Musters

All of our crew undergo regular safety training that meets or exceeds all international maritime regulations, including SOLAS requirements, which are periodically revised.

SOLAS requires implementation of the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators.  Under the ISM Code, vessel operators are required to:

•
Develop and implement a Safety Management System (“SMS”) that includes, among other things, the adoption of safety and environmental protection policies setting forth instructions and procedures for operating vessels safely and describing procedures for responding to emergencies and protecting the environment

•
Obtain a Document of Compliance (“DOC”) for the vessel operator, as well as a Safety Management Certificate (“SMC”) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence compliance with the ISM Code and the SMS

•	Verify or renew DOCs and SMCs periodically in accordance with the ISM Code

We have implemented and continue to enhance policies and procedures that demonstrate our commitment to the safety of our guests and crew. These initiatives include the following:

•
Training of our bridge, engineering and environmental officers in maritime related best practices at our CSMART Academy, the Center for Simulator Maritime Training located within our Arison Maritime Center in Almere, Netherlands

•	Further standardization of our detailed bridge and engine resource management procedures on all of our ships

•	Expansion of our existing oversight function to monitor bridge and engine room operations through state of the art fleet operations centers in Miami, Seattle and Hamburg

•	Identifying and standardizing best-practice policies and procedures in health, environmental, safety and security disciplines across the entire organization including on all our ships

•	Further enhancement of our processes for auditing our HESS performance throughout our operations

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

4. Maritime Environmental Regulations

We are subject to numerous international, national, state and local environmental laws, regulations and treaties that govern air emissions, waste management, and the storage, handling, use and disposal of hazardous substances such as chemicals, solvents and paints.

As a means of managing and improving our environmental performance and compliance, we adhere to standards set by ISO (International Organization for Standardization), an international standard-setting body, which produces worldwide industrial and commercial standards. The environmental management system of our company and ships is certified in accordance with ISO 14001, the environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services. ISO 14001 defines an approach to setting and achieving environmental objectives and targets, within a structured management framework.

i. International Regulations

The principal international convention governing marine pollution prevention and response is MARPOL.
a. Preventing and Minimizing Pollution

MARPOL includes six annexes, four of which are applicable to our cruise ships, containing requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions and sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution.  All of our ships must carry an International Oil Pollution Prevention Certificate, an International Sewage Pollution Prevention Certificate, an International Air Pollution Prevention Certificate and a Garbage Management Plan. The ship’s Flag State issues these certificates, which evidence their compliance with the MARPOL regulations regarding prevention of pollution by oil, sewage, garbage and air emissions. Certain jurisdictions have not adopted all of these MARPOL annexes but have established various national, regional or local laws and regulations that apply to these areas.

As noted above, MARPOL governs the prevention of pollution by oil from operational measures, as well as from accidental discharges. MARPOL requires that discharges of machinery space bilge water pass through pollution prevention equipment that separates oil from the water and monitors the discharged water to ensure that the effluent does not exceed 15 parts per million oil content. During 2019, we voluntarily completed the upgrade of oily water separation equipment to the latest MARPOL standards as set forth by the IMO onboard all of our ships. Our ships have oily water separators with oil content monitors installed and maintain a record of certain engine room operations in an Oil Record Book. In addition, we have voluntarily installed redundant systems on all of our ships that monitor processed bilge water a second time prior to discharge to help ensure that it contains no more than 15 parts per million oil content. This system also provides additional controls to prevent improper bilge water discharges. MARPOL also requires that our ships have Shipboard Oil Pollution Emergency Plans.

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

Furthermore, MARPOL addresses air emissions from vessels, establishes requirements for the prevention of air pollution from ships to reduce emissions of sulfur oxides (“SOx”), nitrogen oxides (“NOx”) and particulate matter. It also contains restrictions on the use of ozone depleting substances (“ODS”) and requires the recording of ODS use, equipment containing ODS and the emission of ODS.

b. Sulfur Emissions

MARPOL addresses air emissions from both auxiliary and main propulsion diesel engines on ships and further specifies requirements for Emission Control Areas (“ECAs”) with stricter limitations on sulfur emissions in these areas. Since 2015, ships operating in ECAs have been required to use fuel with a sulfur content of no more than 0.1%, or to use alternative emission reduction methods, such as Advanced Air Quality Systems. Local and regional emissions control areas have come into force since 2015, such as in China.

The International Maritime Organization has adopted a global 0.5% sulfur cap for marine fuel beginning in 2020. The EU Parliament and Council have also set a 2020 implementation date for their 0.5% sulfur content fuel requirement (the “EU Sulfur Directive”). The options to comply with both the global 0.5% sulfur cap and the EU Sulfur Directive include installation of Advanced Air Quality Systems, or the use of low sulfur or alternative fuels, which will likely increase our fuel costs.

We have been installing Advanced Air Quality Systems on our ships, which are aiding in partially mitigating the financial impact from the ECAs and global 0.5% sulfur requirements. Beginning in 2020, we expect to use a greater percentage mix of low sulfur fuel, which will likely increase our fuel costs.

c. Other Ship Emission Abatement Methods

In the long-term, the cost impacts of meeting progressively lower sulfur fuel requirements may be further mitigated by the favorable impact of future changes in the supply and demand balance for marine and other types of fuel, future developments of and investments in improved sulfur emission abatement technologies, the use of alternative lower cost and lower emission fuels and our continued efforts to improve the overall fuel efficiency across our fleet. Since 2007, we have achieved approximately 32% cumulative reduction in unit fuel consumption by focusing on more efficient itineraries, a wide variety of ships’ system hardware and software, energy-efficiency upgrades (including hull coatings, air conditioning and engine performance improvements, fresh water savers and LED lighting), creating collaborative energy-savings groups across operating lines and ships’ staff energy use awareness and training.

As part of our emission abatement program, we have continued our work with several local port authorities to utilize cruise ship shore power connections and have equipped 47 ships with the ability to utilize shore power technology. This technology enables our ships to use power from the local electricity provider rather than running their engines while in port to power their onboard services, thus reducing our ship air emissions.

Similarly, in an effort to extend our commitment to sustainability and to play a leading role in matters of environmental protection in the cruise industry, we are expanding our investment in the use of low carbon fuels, in particular, LNG:

•	AIDAprima and AIDAperla were the first cruise ships in the world equipped with dual-fuel engines that can use LNG for their energy supply while in ports on Northern European and other itineraries

•
AIDAnova is the first cruise ship in the world with the ability to use LNG to generate 100 percent of its power both in port and on the open sea. We have 10 more next generation LNG cruise ships on order, including Costa Smeralda, Iona and Mardi Gras, entering the fleet in December 2019, May 2020 and October 2020. These innovative ships generate significantly less exhaust emissions than traditionally powered ships and greatly reduce our impact on the environment

d. Greenhouse Gas Emissions (“GHG”)

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

In 2016, the IMO approved the implementation of a mandatory data collection system (“DCS”) for fuel oil consumption. The DCS requires ships of 5,000 gross tons and above to provide fuel oil consumption data to their respective flag State at the end of each calendar year, beginning in 2019. Flag States validate the data and transfer it to an IMO database. The IMO will produce a summary annual report with anonymous data. In early 2018, the IMO also set aspirations to achieve several shipping industry GHG emission reduction goals with 2030 and 2050 target dates.

e. Ballast Water

In 2017, the IMO’s Ballast Water Management Convention entered into force, which governs the discharge of ballast water from ships. Subsequent amendments effectively extended the implementation date for installation of ballast water management systems for existing ships by about two years, though other requirements went into effect immediately, including requirements for ballast water exchange, record keeping, and maintaining an approved Ballast Water Management Plan. Ballast water is water used to stabilize ships at sea and maintain safe operating conditions throughout a voyage. Ballast water can carry a multitude of marine species. The Convention is designed to regulate the treatment of ballast water prior to discharging overboard in order to avoid the transfer of marine species to new environments, as well as establish other ballast water management practices for monitoring and environmental protection.

ii.    U.S. Federal and State Regulations

The Act to Prevent Pollution from Ships implements several MARPOL Annexes in the U.S. and imposes numerous requirements on our ships, as discussed above. Administrative, civil and criminal penalties may be assessed for violations.

The Oil Pollution Act of 1990 (“OPA 90”) established a comprehensive federal liability regime, as well as prevention and response requirements, relating to discharges of oil in U.S. waters. The major requirements include demonstrating financial responsibility up to the liability limits set by OPA 90 and having oil spill response plans in place. We have Certificates of Financial Responsibility (“COFR”) that demonstrate our ability to meet the liability limits of OPA 90 based on the gross tonnage of our ships for removal costs and damages, such as from an oil spill. The COFR also covers a release of a hazardous substance. It is possible, however, for our liability limits to be broken, which could expose us to unlimited liability. Under OPA 90, owners or operators of vessels operating in U.S. waters must file Vessel Response Plans with the U.S. Coast Guard and must operate and conduct any response action in compliance with these plans. As OPA 90 expressly allows coastal states to impose liabilities and requirements beyond those imposed under federal law, many U.S. states have enacted laws more stringent than OPA 90. Some of these state laws impose unlimited liability for oil spills and contain more stringent financial responsibility and contingency planning requirements. Most coastal states have also enacted environmental regulations that impose strict liability for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance, similar to OPA 90.

The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate incidental discharges from commercial vessels, including discharges of ballast water, bilge water, gray water, anti-fouling paints and other substances during normal operations within the U.S. three mile territorial sea and inland waters. Pursuant to the CWA authority, the U.S. National Pollutant Discharge Elimination System was designed to minimize pollution within U.S. territorial waters. For our affected ships, the incidental discharge requirements are set forth in EPA’s Vessel General Permit (“VGP”) for discharges incidental to the normal operations of vessels. The VGP establishes effluent limits for 27 specific discharges incidental to the normal operation of a vessel, many of which apply to our cruise ships. In addition to the requirements associated with these discharges and more stringent vessel-specific requirements, the VGP includes requirements for inspections, monitoring, reporting and record-keeping. In December 2018, the Vessel Incidental Discharge Act (VIDA) was signed into law and was intended to clarify and streamline discharge requirements for the incidental discharges covered by the VGP. More specifically, a new section was added to the CWA called “Uniform National Standards for Discharges Incidental to Normal Operation of Vessels.” Once fully implemented, VIDA will replace the VGP; however, while the standards and regulations are being developed, which is expected to take at least until the end of 2022, the 2013 VGP has been administratively extended and will remain in effect. Because the new standards are in the early stages of development, there is uncertainty over what to expect with VIDA, including what discharge limits may apply to the various covered incidental discharges and the mechanism through which state-specific standards may be implemented.

We are subject to the requirements of the U.S. Resource Conservation and Recovery Act for the disposal of both hazardous and non-hazardous solid wastes that are generated by our ships. In general, vessel owners are required to determine if their wastes are hazardous and, when landing waste ashore, comply with certain standards for the proper management of hazardous wastes, including the use of hazardous waste manifests for shipments to approved disposal facilities.

The U.S. National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water taken on by vessels in foreign waters. The U.S. Coast Guard adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. Depending on a vessel’s compliance date for installation of a U.S. Coast Guard type-approved ballast water management system, these requirements may now be met by performing mid-ocean ballast exchange, by retaining ballast water onboard the vessel or by using a ballast water management system authorized or approved by the U.S. Coast Guard. In the near future, ballast exchange will no longer be permissible. These U.S. Coast Guard regulations, however, will ultimately be replaced with the new regulatory regime being developed under VIDA, which is expected to contain similar requirements.

The state of Alaska has enacted legislation that prohibits certain discharges in designated Alaskan waters and sets effluent limits on others, which are applicable to cruise ships. Further, the state of Alaska requires that certain discharges be reported and monitored to verify compliance with the standards established by the legislation. Environmental regimes in Alaska are more stringent than the U.S. federal requirements with regard to discharges from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters. The state of California also has environmental requirements significantly more stringent than federal requirements for water discharges and air emissions.

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

The European Commission’s (“EC”) strategy is to reduce emissions from ships. The EC strategy seeks to implement SOx Emission Control Areas set out in MARPOL, as discussed above.

The EC has also implemented regulations aimed at reducing GHG emissions from maritime shipping through a Monitoring, Reporting and Verification regulation, which involves collecting emissions data from ships over 5,000 gross tons to monitor and report carbon emissions on all voyages to, from and between European Union ports.

5. Maritime Health Regulations

We are committed to providing a healthy environment for all of our guests and crew. We collaborate with public health inspection programs throughout the world, such as the Centers for Disease Control and Prevention (“CDC”) in the U.S. and the SHIPSAN Project in the EU to ensure that development of these programs leads to enhanced health and hygiene onboard our ships. Through our collaborative efforts, we work with the authorities to develop and revise guidelines, review plans and conduct on-site inspections for all newbuilds and significant ship renovations. In addition, we continue to maintain our ships by meeting, and often exceeding, applicable public health guidelines and requirements, complying with inspections, reporting communicable illnesses and conducting regular crew training and guest education programs.

6. Maritime Labor Regulations

The International Labor Organization (“ILO”) develops and oversees international labor standards and includes a broad range of requirements, such as the definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, wages and entitlements.

The International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, as amended, establishes additional minimum standards relating to training, including security training, certification and watchkeeping for our seafarers.

b. Other Governmental Regulations

In most major countries where we source our guests, we are required to establish financial responsibility, such as obtaining a guarantee from stable financial institutions and insurance companies, to satisfy liability in cases of our non-performance of obligations to our guests. The amount of financial responsibility varies by jurisdiction based on the amount mandated by the applicable local regulatory agencies or association.

In Australia and most of Europe, we may be obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we receive these payments.

We are also subject to many other laws and regulations which require our compliance, including those addressing antitrust, anti-money laundering, data privacy, securities, sanctions, bribery and corruption, as well as human resources related matters.

XXI.     Taxation

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

Most of Costa’s and AIDA’s earnings that are not eligible for taxation under the Italian tonnage tax regime will be taxed at an effective tax rate of 4.8% in 2019 and 2018.

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

XXII. Trademarks and Other Intellectual Property

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

XXIII. Competition

We compete with land-based vacation alternatives throughout the world, such as hotels, resorts (including all-inclusive resorts), theme parks, organized tours, casinos, vacation ownership properties, and other internet-based alternative lodging sites. Based on the most recent G.P. Wild Cruise Industry Statistical Review, we, along with our principal cruise competitors Royal Caribbean Cruises Ltd., Norwegian Cruise Line Holdings, Ltd. and MSC Cruises, carry approximately 83% of all global cruise guests.

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

E. Industry and Market Data

This document includes market share and industry data and forecasts that we obtained from industry publications, third-party surveys and internal company surveys. Industry publications, including those from CLIA, G.P. Wild, and surveys and forecasts, including those from ASTA, generally state that the information contained therein has been obtained from sources believed to be reliable. CLIA is a non-profit marketing and training organization formed in 1975 to promote cruising and offer support and training for the travel agent community in North America. CLIA participates in the regulatory and policy development process while supporting measures that foster a safe, secure and healthy cruise ship environment. In addition, CLIA facilitates strategic relationships between cruise industry suppliers and organizations, cruise lines, ports and shipyards and provides a forum for interaction with governmental agencies. All CLIA information, obtained from the CLIA website www.cruising.org, relates to the CLIA member cruise lines. In 2019, CLIA represents over 50 cruise brands that operate more than 95% of cruise industry capacity. G.P Wild is an authoritative source of cruise industry statistics and publishes a number of reports and industry reviews. All G.P. Wild information is obtained from their annual Cruise Industry Statistical Review. All other references to third party information are publicly available at nominal or no cost. We use the most currently available industry and market data to support statements as to our market positions. Although we believe that the industry publications and third-party sources are reliable, we have not independently verified any of the data. Similarly, while we believe our internal estimates with respect to our industry are reliable, they have not been verified by any independent sources. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I, Item 1A. Risk Factors and Exhibit 13, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

 3. Internal Control and Risk Assessment.

Item 1A. Risk Factors.

You should carefully consider the following discussion of significant factors, events and uncertainties that make an investment in the Company’s securities risky and provide important information for the understanding of the “forward-looking” statements discussed in this Form 10-K and elsewhere. These risk factors should be read in conjunction with other information in this Form 10-K.

The events and consequences discussed in these risk factors could have a material adverse effect on the Company’s business, financial condition, operating results and stock price. These risk factors do not identify all risks that the Company faces; operations could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present significant risks to its operations. In addition, the current global economic climate amplifies many of these risks. Some of the statements in this item and elsewhere in this document are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

The ordering and lettering of the risk factors set forth below is not intended to reflect any Company indication of priority or likelihood.

a. World events impacting the ability or desire of people to travel may lead to a decline in demand for cruises

We may be impacted by the public’s concerns regarding the health, safety and security of travel, including government travel advisories and travel restrictions, political instability and civil unrest, and other general concerns. Additionally, we may be impacted by heightened regulations around customs and border control, travel bans to and from certain geographical areas, government policies increasing the difficulty of travel and limitations on issuing international travel visas. We may also be impacted by adverse changes in the perceived or actual economic climate, such as global or regional recessions, higher unemployment and underemployment rates and declines in income levels. Furthermore, uncertainties resulting from the UK’s expected exit from the European Union may impact our business.

b. Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters may impact the satisfaction of our guests and crew and lead to reputational damage

Our operations involve the risk of incidents and media coverage thereof. Such incidents include, but are not limited to, the improper operation or maintenance of ships, motorcoaches and trains; guest and crew illnesses; mechanical failures, fires and collisions; repair delays, groundings and navigational errors; oil spills and other maritime and environmental issues as well as other incidents at sea or while in port or on land which may cause guest and crew discomfort, injury, or death. Although our commitment to the safety and comfort of our guests and crew is paramount to the success of our business, our ships have been involved in accidents and other incidents in the past and we may experience similar or other incidents in the future. Our ability to attract and retain guests and crew, depends in part, upon the perception and reputation of our company.

Our cruise ships, hotels, land tours, port and related commercial facilities and shore excursions may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other types of disruptions. Changes in climate may increase the frequency and intensity of adverse weather patterns, make certain destinations less desirable or impact our business in other ways. In addition, these and any other events which impact the travel industry more generally may negatively impact our guests’ or crew’s ability or desire to travel to or from our ships and/or interrupt the supply of critical goods and services.

c. Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax may lead to litigation, enforcement actions, fines, penalties, and reputational damage

We are subject to numerous international, national, state and local laws, regulations, treaties and other legal requirements that govern health, environmental, safety and security matters in relation to our guests, crew and ships. These requirements change regularly, sometimes on a daily basis, depending on the itineraries of our ships and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements we could be, and have previously been, fined or otherwise sanctioned by regulators. In addition, there is increased global focus on climate change, which may lead to additional regulatory requirements. We are subject to a court-ordered environmental compliance plan supervised by the U.S. District Court for the Southern District of Florida, which is operative until at least April 2022 and subjects our operations to additional review and other obligations. Failure to comply with the requirements of this environmental compliance plan or other special conditions of probation could result in fines, which the court has imposed in the past, and restrictions on our operations.

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

We are subject to compliance with tax laws, regulations and treaties in the jurisdictions in which we are incorporated or operate. These tax laws, regulations and treaties are subject to change at any time, which may result in substantially higher tax liabilities. Additionally, the relevant authorities’ interpretation of tax laws, regulations and treaties could differ materially from ours.

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

Our principal offices, information technology operations and system networks may be impacted by actual or threatened natural disasters (for example, hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions) or other disruptive events. Our maritime and/or shoreside operations, including our ability to manage our inventory of cabins held for sale and set pricing, control costs, and serve our guests, depends on the reliability of our information technology operations and system networks as well as our ability to refine and update to more advanced systems and technologies.

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

f.	Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs
We may be impacted, and have been impacted in the past, by economic, market and political conditions around the world, such as fuel demand, regulatory requirements, supply disruptions and related infrastructure needs, which make it difficult to predict the future price and availability of fuel. Future increases in the global price of fuel would increase the cost of our cruise ship operations as well as some of our other expenses, such as crew travel, freight and commodity prices. Increases in airfares, which could result from increases in the price of fuel, would increase our guests’ overall vacation costs as many of our guests depend on airlines to transport them to or from the airports near the ports where our cruises embark and disembark.
As a result of changes in regulations, we expect to consume a larger percentage of low sulfur fuel in 2020, which will likely increase our fuel costs. Additionally, certain of our ships are designed to use LNG as their primary fuel source. At this time, the marine LNG distribution infrastructure is in the early stages of development with a limited number of suppliers.

g.	Fluctuations in foreign currency exchange rates may adversely impact our financial results

We earn revenues, pay expenses, purchase and own assets and incur liabilities in currencies other than the U.S. dollar. Additionally, our shipbuilding contracts are typically denominated in euros. Movements in foreign currency exchange rates will affect our financial results.

h.	Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales, pricing and destination options

We may be impacted by increases in capacity in the cruise and land-based vacation industry, which may result in capacity growth beyond demand, either globally or for a region, or for a particular itinerary. We face competition from other cruise brands on the basis of overall experience, destinations, types and sizes of ships and cabins, travel agent preferences and value. In addition, we compete with land-based vacation alternatives throughout the world on the basis of overall experience, destinations and value.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of November 30, 2019, the Carnival Corporation and Carnival plc headquarters and our larger shoreside locations are as follows:

Location	Square Footage (in thousands)	Own/Lease	Principal Operations
Miami, FL, U.S.A.	463/61	Own/Lease	Carnival Corporation and Carnival Cruise Line
Genoa, Italy	246/66	Own/Lease	Costa and AIDA
Santa Clarita, CA, U.S.A.	311	Lease	Princess Cruises, Holland America Line and Seabourn
Almere, Netherlands	253	Own	Arison Maritime Center
Rostock, Germany	224	Own	Costa and AIDA
Seattle, WA, U.S.A.	175	Lease	Princess Cruises, Holland America Line and Seabourn
Southampton, England	150	Lease	Carnival plc, P&O Cruises (UK) and Cunard
Hamburg, Germany	150	Lease	Costa and AIDA
Sydney, NSW, Australia	37	Lease	Princess Cruises and P&O Cruises (Australia)
Shanghai, China	32	Lease	Costa

Information about our cruise ships, including the number each of our cruise brands operate, as well as information regarding our cruise ships under construction may be found under Part I. Item 1. Business. C. “Our Global Cruise Business.” In addition, we own, lease or have controlling interests in port destinations, private islands, hotels, and lodges.

Item 3.    Legal Proceedings.

As part of the previously disclosed settlement approved by the U.S. District Court of the Southern District of Florida in June 2019, Carnival Corporation paid a financial penalty, and is subject to ongoing oversight, environmental goals and certain reporting requirements, as well as a restructuring of its compliance function, relating to the violation of probation conditions for a plea agreement entered into by Princess Cruises and the U.S. Department of Justice in 2016. We may be subject to further conditions and penalties in the event of future environmental incidents.

As previously disclosed, on May 15, 2018, the Marseilles, France Public Prosecutor alleged that Carnival plc and the captain of P&O Cruises’ Azura breached the French Environmental Code governing the sulfur content of fuel used during the vessel’s passage through French territorial waters. On November 26, 2018, the Tribunal de Grande Instance imposed a fine, costs and damages against Carnival plc and the captain for an aggregate of €118,000. On November 12, 2019, in response to our application to the court of appeal, a verdict overturning the original conviction was handed down. The prosecution has appealed to the French Supreme Court. We continue to believe that we have a meritorious defense to this claim and that the ultimate outcome of the proceedings will not have a material impact on our consolidated financial statements.

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

On October 23, 2019, a complaint was filed by a purported shareholder of Carnival plc in the New York Supreme Court, New York County, purporting to allege derivative claims on Carnival plc’s behalf for breach of fiduciary duty and corporate waste against the members of the Carnival plc Board of Directors (the “Board”). The allegations relate to the criminal proceedings by the U.S. Department of Justice against Princess Cruise Lines, Ltd., which we previously disclosed. Plaintiff seeks declaratory judgment that the Board breached their duties to Carnival plc, monetary damages and restitution to Carnival plc, punitive damages from the Board to Carnival plc, and an award of Plaintiff’s attorney’s fees and costs. The defendants have not yet responded to the complaint.

Item 4.    Mine Safety Disclosures.

None.

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

Item 8.    Financial Statements and Supplementary Data.

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 28, 2020, and the Selected Quarterly Financial Data (Unaudited) are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

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

Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2019, that they are effective as described above.

B.    Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the

“COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2019.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2019 as stated in their report, which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

C.    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

On January 27, 2020, Debra Kelly-Ennis resigned from her position as a Director of Carnival Corporation and Carnival plc, including her role as a member of our HESS Committees effective that same day. Her resignation was not the result of any disagreement between her and the company.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

Information regarding our directors, as required by Item 10, is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2019 fiscal year.

Information About Our Executive Officers

The table below sets forth the name, age, years of service and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted.

	Age	Years of Service (a)	Title
Micky Arison	70	48	Chairman of the Boards of Directors
David Bernstein	62	21	Chief Financial Officer and Chief Accounting Officer
Arnold W. Donald	65	19	President and Chief Executive Officer and Director
Stein Kruse	61	20	Group Chief Executive Officer of Holland America Group and Carnival UK
Arnaldo Perez	59	27	General Counsel and Secretary
Michael Thamm	56	26	Group Chief Executive Officer of Costa Group and Carnival Asia

(a)	Years of service with us or Carnival plc predecessor companies.

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

Corporate Governance

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

The additional information required by Item 10 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2019 fiscal year.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2019 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Securities Authorized for Issuance under Equity Compensation Plans

I.    Carnival Corporation

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2019.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	2.3	(a)	-	7.1	(b)
Equity compensation plans not approved by security holders	—		-	—
	2.3		-	7.1

(a)	Represents 2.3 million of restricted share units outstanding under the Carnival Corporation 2011 Stock Plan.

(b)
Includes Carnival Corporation common stock available for issuance as of November 30, 2019 as follows: 1.9 million under the Carnival Corporation Employee Stock Purchase Plan, which includes 44,873 shares subject to purchase during the current purchase period and 5.2 million under the Carnival Corporation 2011 Stock Plan.

II.    Carnival plc

Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2019.

Plan category	Number of securities to be issued upon exercise of warrants and rights (in millions)		Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (in millions)
	(1)
Equity compensation plans approved by security holders	0.6	(a)	-	6.6
Equity compensation plans not approved by security holders	—		-	—
	0.6		-	6.6

(a)	Represents 0.6 million restricted share units outstanding under the Carnival plc 2014 Employee Share Plan.

The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2019 fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services.

The information required by Items 13 and 14 is incorporated herein by reference from the Carnival Corporation and Carnival plc joint definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the 2019 fiscal year.

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

(3)    Exhibits

The exhibits listed below on the Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 18, 2019 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09

4.12	Description of Equity Securities Registered under Section 12 of the Exchange Act.				X

4.13	Description of 1.625% Senior Notes Due 2021.				X

4.14	Description of 1.875% Senior Notes Due 2022.				X

4.15	Description of 1.000% Senior Notes Due 2029.				X
Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2	Amendment and Restatement Agreement dated June 16, 2014 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.1	10/3/14

10.3*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.4*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.5	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.6*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-K	10.23	1/30/17

10.7*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.8*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-K	10.39	1/30/17

10.9*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/1/15

10.10*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	7/1/15

10.11*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

10.12*	Amendment to Facilities Agreement dated May 18, 2016 among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited, as facilities agent, and KfW IPEX-Bank GmbH, Bayerische Landesbank, New York Branch and DZ BANK AG, Deutsche Zentral Genossenschaftsbank, Frankfurt am Main, New York Branch, as new lenders.	10-Q	10.1	7/1/16

10.13*	Form of Executive Restricted Share Unit Award Certificate for the Carnival plc 2014 Employee Share Plan.	10-Q	10.3	7/1/16

10.14*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.4	7/1/16

10.15*	Amendment dated October 18, 2016 to Employment Agreement dated October 14, 2016 between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	99.1	10/21/16

10.16*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/17

10.17*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/30/17

10.18*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/30/17

10.19*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.20*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/30/17

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.21*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	6/30/17

10.22*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	6/30/17

10.23*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/22/18

10.24*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/22/18

10.25*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/22/18

10.26*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	3/22/18

10.27*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	6/25/18

10.28*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/25/18

10.29*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.1	4/9/19

10.30*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.2	4/9/19

10.31*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.3	4/9/19

10.32*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.4	4/9/19

10.33*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.5	4/9/19

10.34*	Amended and Restated Carnival Corporation 2011 Stock Plan	10-Q	10.1	6/24/19

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.35*	Amended and Restated Carnival plc 2014 Employee Share Plan	10-Q	10.2	6/24/19

10.36*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.3	6/24/19

10.37*	Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Designated Activity Company as facilities agent and a syndicate of financial institutions	10-Q	10.1	9/26/19
Annual report to security holders

13	Portions of the 2019 Annual Report.				X

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.				X

Consents of experts and counsel

23	Consent of Independent Registered Public Accounting Firm.				X

Power of attorney

24
Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold W. Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2019 joint Annual Report on Form 10-K and any future amendments on their behalf.
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

Interactive data file
101
The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2019, as filed with the SEC on January 28, 2019 formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income for the years ended November 30, 2019, 2018 and 2017;				X
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2019, 2018 and 2017;				X
	(iii) the Consolidated Balance Sheets at November 30, 2019 and 2018;				X
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2019, 2018 and 2017;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2019, 2018 and 2017 and				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104
The cover page from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2019, as filed with the Securities and Exchange Commission on January 28, 2019, formatted in Inline XBRL (included as Exhibit 101)

*Indicates a management contract or compensation plan or arrangement.
**These items are furnished and not filed.
***Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 28, 2020	January 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ Arnold W. Donald	/s/ Arnold W. Donald
President and Chief Executive Officer and	President and Chief Executive Officer and
Director	Director
January 28, 2020	January 28, 2020

/s/ David Bernstein	/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Accounting Officer
January 28, 2020	January 28, 2020

/s/*Micky Arison	/s/*Micky Arison
Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors	Directors
January 28, 2020	January 28, 2020

/s/*Sir Jonathon Band	/s/*Sir Jonathon Band
Sir Jonathon Band	Sir Jonathon Band
Director	Director
January 28, 2020	January 28, 2020

/s/*Jason Glen Cahilly	/s/*Jason Glen Cahilly
Jason Glen Cahilly	Jason Glen Cahilly
Director	Director
January 28, 2020	January 28, 2020

/s/*Helen Deeble	/s/*Helen Deeble
Helen Deeble	Helen Deeble
Director	Director
January 28, 2020	January 28, 2020

/s/*Richard J. Glasier	/s/*Richard J. Glasier
Richard J. Glasier	Richard J. Glasier
Director	Director
January 28, 2020	January 28, 2020

/s/*Katie Lahey	/s/*Katie Lahey
Katie Lahey	Katie Lahey
Director	Director
January 28, 2020	January 28, 2020

/s/*Sir John Parker	/s/*Sir John Parker
Sir John Parker	Sir John Parker
Director	Director
January 28, 2020	January 28, 2020

/s/*Stuart Subotnick	/s/*Stuart Subotnick
Stuart Subotnick	Stuart Subotnick
Director	Director
January 28, 2020	January 28, 2020

/s/*Laura Weil	/s/*Laura Weil
Laura Weil	Laura Weil
Director	Director
January 28, 2020	January 28, 2020

/s/*Randall J. Weisenburger	/s/*Randall J. Weisenburger
Randall J. Weisenburger	Randall J. Weisenburger
Director	Director
January 28, 2020	January 28, 2020

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez
Arnaldo Perez	Arnaldo Perez
(Attorney-in-fact)	(Attorney-in-fact)
January 28, 2020	January 28, 2020