Form 10-K/A
period 2019-11-30
CARNIVAL CORP; CARNIVAL PLC
filed 2020-03-31
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the original Report on Form 10-K for the annual period ended November 30, 2019 filed by Carnival Corporation & plc (the “Company”) on January 28, 2020 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to include Item 5, which was inadvertently excluded from the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principle executive officer and principal financial officer are filed as exhibits (in Exhibits 31.5 to 31.8) to this Amendment No. 1 under Item 15 of Part IV hereof.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission (the "SEC").

PART II

Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.    Market Information

Carnival Corporation’s common stock, together with paired trust shares of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share of Carnival plc, is traded on the NYSE under the symbol “CCL.” Carnival plc’s ordinary shares trade on the London Stock Exchange under the symbol “CCL.” Carnival plc’s American Depositary Shares (“ADSs”), each one of which represents one Carnival plc ordinary share, are traded on the NYSE under the symbol “CUK.” The depositary for the ADSs is JPMorgan Chase Bank, N.A.

B.    Holders

As of January 16, 2020, there were 2,916 holders of record of Carnival Corporation common stock and 29,693 holders of record of Carnival plc ordinary shares and 136 holders of record of Carnival plc ADSs. The past performance of our share prices cannot be relied on as a guide to their future performance.

C.    Dividends

All dividends for both Carnival Corporation and Carnival plc are declared in U.S. dollars.  If declared, holders of Carnival Corporation common stock and Carnival plc ADSs receive a dividend payable in U.S. dollars. The dividends payable for Carnival plc ordinary shares are payable in sterling, unless the shareholders elect to receive the dividends in U.S. dollars. Dividends payable in sterling will be converted from U.S. dollars into sterling at the U.S. dollar to sterling exchange rate quoted by Bloomberg in London at 12:00 p.m. on the next combined U.S. and UK business day that follows the quarter end.

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

E.    Performance Graph

Carnival Corporation

The following graph compares the Price Performance of $100 if invested in Carnival Corporation common stock with the Price Performance of $100 if invested in each of the Dow Jones U.S. Recreational Services Index (the “Dow Jones Recreational Index”), the FTSE 100 Index and the S&P 500 Index. The Price Performance, as used in the Performance Graph, is calculated by assuming $100 is invested at the beginning of the period in Carnival Corporation common stock at a price equal to the market value. At the end of each year, the total value of the investment is computed by taking the number of shares owned, assuming Carnival Corporation dividends are reinvested, multiplied by the market price of the shares.

	Assumes $100 Invested on November 30, 2014 Assumes Dividends Reinvested Years Ended November 30,
	2014	2015	2016	2017	2018	2019
Carnival Corporation Common Stock	$100	$117	$122	$159	$151	$117
Dow Jones Recreational Index	$100	$111	$109	$146	$144	$141
FTSE 100 Index	$100	$95	$87	$106	$100	$111
S&P 500 Index	$100	$103	$111	$136	$145	$168

Carnival plc

The following graph compares the Price Performance of $100 invested in Carnival plc ADSs, each representing one ordinary share of Carnival plc, with the Price Performance of $100 invested in each of the indexes noted below. The Price Performance is calculated in the same manner as previously discussed.

	Assumes $100 Invested on November 30, 2014 Assumes Dividends Reinvested Years Ended November 30,
	2014	2015	2016	2017	2018	2019
Carnival plc ADS	$100	$121	$122	$161	$150	$112
Dow Jones Recreational Index	$100	$111	$109	$146	$144	$141
FTSE 100 Index	$100	$95	$87	$106	$100	$111
S&P 500 Index	$100	$103	$111	$136	$145	$168

F.    Issuer Purchases of Equity Securities; Use of Proceeds from Registered Securities

I. Repurchase Program

Under a share repurchase program effective 2004, we are authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). Effective August 27, 2018, the company approved modifications of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approvals to $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time.

During the three months ended November 30, 2019, no shares of Carnival Corporation common stock were repurchased pursuant to the Repurchase Program.

During the three months ended November 30, 2019, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
September 1, 2019 through September 30, 2019	0.5	$41.68	$237
October 1, 2019 through October 31, 2019	1.7	$39.45	$172
November 1, 2019 through November 30, 2019	1.0	$41.35	$132
	3.2	$40.41

No shares of Carnival Corporation common stock or Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

II Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under the Repurchase Program require annual shareholder approval. The existing shareholder approval is limited to a maximum of 19.2 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2020 annual general meeting or July 15, 2020.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following information required under this item (other than Exhibits 31.5 to 31.8) were filed as part of the Original Filing.

(a) (1)    Financial Statements

The financial statements were filed as part of the Original Filing.

(2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.

(3)    Exhibits

Refer to exhibits listed below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

Instruments defining the rights of security holders, including indenture

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 18, 2019 to furnish certain debt instruments to the Securities and Exchange Commission.	10-K	4.1	1/28/20

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Cruises Shareholders.	10-Q	4.1	10/15/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	10/15/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Carnival Corporation Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

4.9	SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.10	Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amend- ment to Form F-6	99-a	4/15/03

4.11	Specimen Carnival plc Ordinary Share Certificate.	S-3	4.1	7/2/09

4.12	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	4.12	1/28/20

4.13	Description of 1.625% Senior Notes Due 2021.	10-K	4.13	1/28/20

4.14	Description of 1.875% Senior Notes Due 2022.	10-K	4.14	1/28/20

4.15	Description of 1.000% Senior Notes Due 2029.	10-K	4.15	1/28/20
Material contracts

10.1*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	9/28/07

10.2	Amendment and Restatement Agreement dated June 16, 2014 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited as facilities agent and a syndicate of financial institutions.	10-Q	10.1	10/3/14

10.3*	Form of Appointment Letter for Non-Executive Directors.	10-Q	10.1	6/27/08

10.4*	Form of Appointment Letter for Executive Directors.	10-Q	10.2	6/27/08

10.5	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison (incorporated by reference to Exhibit 10.2 of Carnival Corporation’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).	10-Q	10.2	7/12/02

10.6*	Amended and Restated Carnival Corporation 2011 Stock Plan.	10-K	10.23	1/30/17

10.7*	Employment Agreement dated as of October 14, 2013 between Carnival Corporation, Carnival plc and Arnold W. Donald.	10-Q	10.2	10/3/14

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.8*	Amended and Restated Carnival plc 2014 Employee Share Plan.	10-K	10.39	1/30/17

10.9*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	7/1/15

10.10*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	7/1/15

10.11*	Carnival Corporation & plc Management Incentive Plan (adopted in 2015).	10-Q	10.3	7/1/15

10.12*	Amendment to Facilities Agreement dated May 18, 2016 among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Limited, as facilities agent, and KfW IPEX-Bank GmbH, Bayerische Landesbank, New York Branch and DZ BANK AG, Deutsche Zentral Genossenschaftsbank, Frankfurt am Main, New York Branch, as new lenders.	10-Q	10.1	7/1/16

10.13*	Form of Executive Restricted Share Unit Award Certificate for the Carnival plc 2014 Employee Share Plan.	10-Q	10.3	7/1/16

10.14*	Form of Executive Restricted Stock Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.4	7/1/16

10.15*	Amendment dated October 18, 2016 to Employment Agreement dated October 14, 2016 between Carnival Corporation, Carnival plc and Arnold W. Donald.	8-K	99.1	10/21/16

10.16*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/30/17

10.17*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/30/17

10.18*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/30/17

10.19*	Employment Contract dated April 21, 2017 between Carnival plc and Michael Olaf Thamm.	8-K	10.1	4/27/17

10.20*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/30/17

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.21*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	6/30/17

10.22*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	6/30/17

10.23*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	3/22/18

10.24*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.2	3/22/18

10.25*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.3	3/22/18

10.26*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan.	10-Q	10.4	3/22/18

10.27*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.1	6/25/18

10.28*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan.	10-Q	10.2	6/25/18

10.29*	Form of Management Incentive Plan Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.1	4/9/19

10.30*	Form of Management Incentive Plan Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.2	4/9/19

10.31*	Form of Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.3	4/9/19

10.32*	Form of Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan	10-Q	10.4	4/9/19

10.33*	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.5	4/9/19

10.34*	Amended and Restated Carnival Corporation 2011 Stock Plan	10-Q	10.1	6/24/19

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.35*	Amended and Restated Carnival plc 2014 Employee Share Plan	10-Q	10.2	6/24/19

10.36*	Form of Non-Employee Director Restricted Stock Award Agreement for the Carnival Corporation 2011 Stock Plan	10-Q	10.3	6/24/19

10.37*	Amendment and Restatement Agreement dated August 6, 2019 in respect of the Multicurrency Revolving Facilities Agreement dated May 18, 2011, among Carnival Corporation, Carnival plc and certain of Carnival Corporation and Carnival plc subsidiaries, Bank of America Merrill Lynch International Designated Activity Company as facilities agent and a syndicate of financial institutions	10-Q	10.1	9/26/19
Annual report to security holders

13	Portions of the 2019 Annual Report.	10-K	13	1/28/20

Subsidiaries of the registrants

21	Subsidiaries of Carnival Corporation and Carnival plc.	10-K	21	1/28/20

Consents of experts and counsel

23	Consent of Independent Registered Public Accounting Firm.	10-K	23	1/28/20

Power of attorney

24	Power of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Arnold W. Donald, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2019 joint Annual Report on Form 10-K and any future amendments on their behalf.	10-K	24	1/28/20

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	1/28/20

31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	1/28/20

31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.3	1/28/20

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.4	1/28/20

31.5	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.7	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.8	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	1/28/20

32.2**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	1/28/20

32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.3	1/28/20

32.4**	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.4	1/28/20

Interactive data file
101
The consolidated financial statements from Carnival Corporation & plc’s Form 10-K for the year ended November 30, 2019, as filed with the SEC on January 28, 2019 formatted in Inline XBRL, are as follows:

	(i) the Consolidated Statements of Income for the years ended November 30, 2019, 2018 and 2017;	10-K	101(i)	1/28/20

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
	(ii) the Consolidated Statements of Comprehensive Income for the years ended November 30, 2019, 2018 and 2017;	10-K	101(ii)	1/28/20
	(iii) the Consolidated Balance Sheets at November 30, 2019 and 2018;	10-K	101(iii)	1/28/20
	(iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2019, 2018 and 2017;	10-K	101(iv)	1/28/20
	(v) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2019, 2018 and 2017 and	10-K	101(v)	1/28/20
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.	10-K	101(vi)	1/28/20

104	The cover page from Carnival Corporation & plc’s Form 10-K/A for the year ended November 30, 2019 formatted in Inline XBRL (included as Exhibit 101)

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

CARNIVAL CORPORATION	CARNIVAL PLC
/s/ David Bernstein	/s/ David Bernstein
Chief Financial Officer and	Chief Financial Officer and
Chief Accounting Officer	Chief Accounting Officer
March 31, 2020	March 31, 2020