Form 10-Q
period 2020-02-29
CARNIVAL CORP; CARNIVAL PLC
filed 2020-04-03
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 001-9610        Commission file number: 001-15136

Carnival Corporation			Carnival plc
(Exact name of registrant as specified in its charter)			(Exact name of registrant as specified in its charter)

Republic of Panama			England and Wales
(State or other jurisdiction of incorporation or organization)			(State or other jurisdiction of incorporation or organization)

59-1562976			98-0357772
(I.R.S. Employer Identification No.)			(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue			Carnival House, 100 Harbour Parade
Miami,	Florida	33178-2428	Southampton	SO15 1ST	United Kingdom
(Address of principal executive offices) (Zip Code)			(Address of principal executive offices) (Zip Code)

(305)	599-2600	011	44 23 8065 5000
(Registrant’s telephone number, including area code)		(Registrant’s telephone number, including area code)

None		None
(Former name, former address and former fiscal year, if changed since last report)		(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CCL	New York Stock Exchange, Inc.
Ordinary Shares each represented by American Depository Shares ($1.66 par value), Special Voting Share, GBP 1.00 par value and Trust Shares of beneficial interest in the P&O Princess Special Voting Trust	CUK	New York Stock Exchange, Inc.
1.625% Senior Notes due 2021	CCL21	New York Stock Exchange LLC
1.875% Senior Notes due 2022	CUK22	New York Stock Exchange LLC
1.000% Senior Notes due 2029	CUK29	New York Stock Exchange LLC

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

At March 25, 2020, Carnival Corporation had outstanding 527,817,680 shares of Common Stock, $0.01 par value.
At March 25, 2020, Carnival plc had outstanding 182,536,832 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 527,817,680 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 29/28,
	2020	2019
Revenues
Passenger ticket	$3,234	$3,199
Onboard and other	1,556	1,474
	4,789	4,673
Operating Costs and Expenses
Commissions, transportation and other	766	709
Onboard and other	471	467
Payroll and related	610	557
Fuel	396	381
Food	277	268
Other operating	1,001	759
	3,523	3,142
Selling and administrative	678	629
Depreciation and amortization	570	516
Goodwill impairment	731	—
	5,502	4,287
Operating Income (Loss)	(713)	386
Nonoperating Income (Expense)
Interest income	5	4
Interest expense, net of capitalized interest	(55)	(51)
Other income (expense), net	(7)	(2)
	(57)	(49)
Income (Loss) Before Income Taxes	(770)	338
Income Tax Expense, Net	(11)	(2)
Net Income (Loss)	$(781)	$336
Earnings Per Share
Basic	$(1.14)	$0.48
Diluted	$(1.14)	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended February 29/28,
	2020	2019
Net Income (Loss)	$(781)	$336
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	25	79
Other	13	—
Other Comprehensive Income (Loss)	38	79
Total Comprehensive Income (Loss)	$(743)	$415
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 29, 2020	November 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,354	$518
Trade and other receivables, net	405	444
Inventories	440	427
Prepaid expenses and other	687	671
Total current assets	2,885	2,059
Property and Equipment, Net	38,023	38,131
Operating Lease Right-of-Use Assets (a)	1,469	—
Goodwill	2,176	2,912
Other Intangibles	1,173	1,174
Other Assets	1,216	783
	$46,943	$45,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,004	$231
Current portion of long-term debt	2,196	1,596
Current portion of operating lease liabilities (a)	168	—
Accounts payable	904	756
Accrued liabilities and other	1,754	1,809
Customer deposits	4,690	4,735
Total current liabilities	10,716	9,127
Long-Term Debt	9,738	9,675
Long-Term Operating Lease Liabilities (a)	1,312	—
Other Long-Term Liabilities	887	890
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 658 shares at 2020 and 657 shares at 2019 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2020 and 2019 issued	359	358
Additional paid-in capital	8,829	8,807
Retained earnings	25,527	26,653
Accumulated other comprehensive income (loss) (“AOCI”)	(2,028)	(2,066)
Treasury stock, 130 shares at 2020 and 2019 of Carnival Corporation and 60 shares at 2020 and 2019 of Carnival plc, at cost	(8,404)	(8,394)
Total shareholders’ equity	24,290	25,365
	$46,943	$45,058

(a)We adopted the provisions of Leases on December 1, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 29/28,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(781)	$336
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	570	516
Impairments	1,062	—
Share-based compensation	20	20
Other, net	(73)	12
	798	884
Changes in operating assets and liabilities
Receivables	21	(50)
Inventories	(15)	7
Prepaid expenses and other	(120)	(154)
Accounts payable	148	65
Accrued liabilities and other	120	5
Customer deposits	(36)	358
Net cash provided by operating activities	916	1,116
INVESTING ACTIVITIES
Purchases of property and equipment	(1,326)	(2,129)
Proceeds from sales of ships	226	—
Payments of fuel derivative settlements	—	(6)
Other, net	(61)	76
Net cash provided by (used in) investing activities	(1,161)	(2,059)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	779	(81)
Principal repayments of long-term debt	(132)	(95)
Proceeds from issuance of long-term debt	823	1,439
Dividends paid	(344)	(348)
Purchases of treasury stock	(12)	(274)
Other, net	(24)	(29)
Net cash provided by (used in) financing activities	1,089	612
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	838	(331)
Cash, cash equivalents and restricted cash at beginning of period	530	996
Cash, cash equivalents and restricted cash at end of period	$1,368	$665

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2018	$7	$358	$8,756	$25,066	$(1,949)	$(7,795)	$24,443
Changes in accounting principles (a)	—	—	—	(24)	—	—	(24)
Net income (loss)	—	—	—	336	—	—	336
Other comprehensive income (loss)	—	—	—	—	79	—	79
Cash dividends declared ($0.50 per share)	—	—	—	(345)	—	—	(345)
Purchases of treasury stock under the Repurchase Program and other	—	—	20	—	—	(268)	(248)
At February 28, 2019	$7	$358	$8,776	$25,033	$(1,869)	$(8,063)	$24,241

At November 30, 2019	$7	$358	$8,807	$26,653	$(2,066)	$(8,394)	$25,365
Net income (loss)	—	—	—	(781)	—	—	(781)
Other comprehensive income (loss)	—	—	—	—	38	—	38
Cash dividends declared ($0.50 per share)	—	—	—	(344)	—	—	(344)
Purchases of treasury stock under the Repurchase Program and other	—	—	22	—	—	(10)	12
At February 29, 2020	$7	$359	$8,829	$25,527	$(2,028)	$(8,404)	$24,290

(a)We adopted the provisions of Revenue from Contracts with Customers and Derivatives and Hedging on December 1, 2018.
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

Liquidity and Management’s Plans

Due to the spread of COVID-19 and the effects of growing port restrictions around the world, we previously announced a voluntary pause of our global fleet cruise operations. Significant events affecting travel, including COVID-19, typically have an impact on booking patterns, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, but we expect a net loss on both a U.S. GAAP and adjusted basis for the fiscal year ending November 30, 2020. On March 13, 2020, we fully drew down our $3.0 billion multi-currency revolving credit facility (the “Existing Multicurrency Facility”). We are taking further actions to improve our liquidity, including capital expenditure and operating expense reductions, suspending dividend payments on, and the repurchase of, the common stock of Carnival Corporation and the ordinary shares of Carnival plc and pursuing additional financing. Based on these actions and assumptions regarding the impact of COVID-19, we have concluded that we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months prior to giving effect to any additional financing that may occur.

At February 29, 2020, we were in compliance with all of our debt covenants. After considering the effect of COVID-19 on our consolidated EBITDA, the actions we have taken and the other options available to us, we expect to remain in compliance with our current minimum debt service coverage ratio in certain of our debt instruments that requires a minimum of 3:1 ratio of EBITDA to Consolidated Net Interest Charges. If we expected to be out of compliance, we would seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain waivers in a timely manner, or on acceptable terms at all. If we were not able to obtain waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. As a result, the failure to obtain waivers would have a material adverse effect on us.

On April 1, 2020, we announced the pricing of the private offerings of $4.0 billion first-priority senior secured notes due 2023 (“Secured Notes”) and $1.75 billion senior convertible notes due 2023 ($2.0125 billion if the initial purchasers exercise their option to purchase additional notes) (“Convertible Notes”), and a public offering of $500 million of common stock ($575 million if the underwriters exercise their option to purchase additional shares in full) of Carnival Corporation (“Public Equity Offering”), collectively referred to within this document as the “April 1 financing transactions”. The closings of these offerings are subject to customary conditions and are expected to occur in early April. The net proceeds from the offering of Secured Notes will be deposited in to a segregated escrow account, pending the releases in accordance with certain collateral perfection thresholds.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three months ended February 29/28, 2020 and 2019, and the Consolidated Balance Sheet at February 29, 2020 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2019 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 28, 2020. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

For the three months ended February 28, 2019, we reclassified $29 million from tour and other revenues to onboard and other revenues as well as $29 million from tour and other costs and expenses to other operating cost and expenses in order to conform to the current year presentation.
Accounting Pronouncements

On December 1, 2019, we adopted the FASB issued guidance, Leases, using the modified retrospective approach, which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. We have elected to apply the new guidance at the date of adoption without restating prior periods.

We have implemented changes to our internal controls to address the collection, recording, and accounting for leases in accordance with the new guidance. Upon adoption of the new guidance, the most significant impact was the recognition of $1.4 billion of right-of-use assets and lease liabilities relating to operating leases, reported within operating lease right-of-use assets and long-term operating lease liabilities, with the current portion of the liability reported within current portion of operating lease liabilities, in our Consolidated Balance Sheet as of December 1, 2019. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. This guidance had an immaterial impact on our Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and the compliance with debt-covenants under our current agreements.

The FASB issued amended guidance, Intangibles - Goodwill and Other - Internal-Use Software, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The expense related to deferred implementation costs is required to be presented in the same net income (loss) line item as the related hosting fees. Additionally, the payments for deferred implementation costs are required to be presented in the same line item in the Consolidated Statements of Cash Flows as payments for the related hosting fees. This guidance is required to be adopted by us in the first quarter of 2021 and must be applied using either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

The FASB issued amended guidance, Financial Instruments - Credit Losses, which requires an entity to present the net amount expected to be collected for certain financial assets, including trade receivables. On initial recognition and at each reporting period, this guidance will require an entity to recognize an allowance that reflects the entity's current estimate of credit losses expected to be incurred over the life of the financial instrument. This guidance is required to be adopted by us in the first quarter of 2021 and will be applied prospectively with a cumulative-effect adjustment to retained earnings. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Our sale to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related cost of purchasing these services are included in transportation costs. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related costs are included in onboard and other costs. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three months ended February 29/28, fees, taxes and charges included in commissions, transportation and other costs were $174 million in 2020 and $163 million and in 2019. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We had customer deposits of $4.9 billion as of February 29, 2020 and November 30, 2019. During the three months ended February 28/29, 2020 and 2019, we recognized revenues of $3.0 billion related to our customer deposits as of November 30, 2019 and December 1, 2018. Our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refund of customer deposits and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition. We have contract assets of $134 million and $154 million as of February 29, 2020 and December 1, 2019.

NOTE 3 – Unsecured Debt

At February 29, 2020, our short-term borrowings consisted of euro-denominated commercial paper of $1.0 billion. For the three months ended February 29/28, 2020 and 2019, there were no borrowings or repayments of commercial paper with original maturities greater than three months.

In December 2019, we borrowed $823 million under an export credit facility due in semi-annual installments through fiscal year 2032.

In February 2020, we extended a $452 million sterling-denominated floating rate bank loan, originally maturing in 2022, to 2025 with an option to extend to 2026.

Refer to Note 11 - "Subsequent Events" for a discussion of events that occurred subsequent to February 29, 2020.

NOTE 4 – Contingencies
Litigation
On May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban Government. The complaints further allege that Carnival Cruise Line “trafficked” in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The court denied our motion to dismiss the complaint filed by Javier Garcia-Bengochea, on August 26, 2019. While on August 28, 2019, the court denied our motion to dismiss the complaint filed by Havana Docks Corporation, later on January 6, 2020, it dismissed virtually identical cases brought by Havana Docks Corporation against other cruise lines, on the grounds raised in our motion to dismiss. In doing so, the court explicitly reversed its position on the issue and acknowledged the conflict with our case. Therefore, on January 6, 2020, we asked the court to formally dismiss the Havana Docks Corporation complaint.
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
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:
•Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
•Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.
•Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	February 29, 2020				November 30, 2019
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$177	$—	$30	$145	$181	$—	$31	$149
Total	$177	$—	$30	$145	$181	$—	$31	$149
Liabilities
Fixed rate debt (b)	$7,351	$—	$7,548	$—	$7,438	$—	$7,782	$—
Floating rate debt (b)	5,740	—	5,656	—	4,195	—	4,248	—
Total	$13,091	$—	$13,204	$—	$11,634	$—	$12,030	$—

(a)Long-term other assets are comprised of notes receivables, which include loans on ship sales. The fair values of our Level 2 notes receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.
(b)The debt amounts above do not include the impact of interest rate swaps or debt issuance costs. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1 and, accordingly, are considered Level 2. The fair values of our other debt were estimated based on current market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	February 29, 2020			November 30, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,354	$—	$—	$518	$—	$—
Restricted cash	15	—	—	13	—	—
Derivative financial instruments	—	102	—	—	58	—
Total	$1,368	$102	$—	$530	$58	$—
Liabilities
Derivative financial instruments	$—	$17	$—	$—	$25	$—
Total	$—	$17	$—	$—	$25	$—

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

As a result of the effect of COVID-19 on our expected future operating cash flows, we performed discounted cash flow analyses and determined that the estimated fair values of a North America & Australia (“NAA”) segment reporting unit, and a Europe & Asia (“EA”) segment reporting unit, no longer exceeded their carrying values. We recognized goodwill impairment charges of $731 million for these reporting units during the first quarter of 2020.

The determination of our reporting units' goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

•Changes in market conditions, port restrictions or strategy, including decision about the allocation of new ships amongst brands and the transfer of ships between brands
•Forecasted future operating results, including net revenue yields and fuel expenses
•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy (including decisions about the allocation of new ships amongst brands and the transfer of ships between brands), which influence determinations of fair value, may result in a need to recognize an additional impairment charge. Refer to Note 11 - "Subsequent Events" for a discussion of events that occurred subsequent to February 29, 2020.

	Goodwill
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2019	$1,898	$1,014	$2,912
Impairment charges	(300)	(431)	(731)
Foreign currency translation adjustment	—	(5)	(5)
At February 29, 2020	$1,598	$578	$2,176

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2019	$927	$240	$1,167
Foreign currency translation adjustment	—	—	—
At February 29, 2020	$927	$240	$1,167

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the effect of COVID-19 on our expected future operating cash flows, we determined certain impairment triggers had occurred. Accordingly, we performed undiscounted cash flow analyses on certain ships as of February 29, 2020. Based on these undiscounted cash flow analyses, we determined that certain ships had net carrying values that exceeded their estimated undiscounted future cash flows. We estimated the February 29, 2020 fair values of these ships based on their discounted cash flows. We then compared these estimated fair values to the net carrying values and, as a result, we recognized $172 million and $158 million of ship impairment charges in the NAA and EA segments, respectively, included in other operating expenses of our Consolidated Statements of Income (Loss) for the first quarter of 2020.

The principal assumptions used in our analyses consisted of changes in strategy (including decisions about the sale of ships, estimated sale proceeds and timing, as well as the transfer of ships between brands), forecasted future operating results, including net revenue yields and fuel expenses. All principal assumptions are considered Level 3 inputs.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	February 29, 2020	November 30, 2019
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$39	$32
	Other assets	49	25
Foreign currency forwards (b)	Prepaid expenses and other	14	—
Total derivative assets		$102	$58
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Accrued liabilities and other	$—	$1
	Other long-term liabilities	—	9
Foreign currency zero cost collars (b)	Accrued liabilities and other	2	1
Interest rate swaps (c)	Accrued liabilities and other	6	6
	Other long-term liabilities	9	9
Total derivative liabilities		$17	$25

(a)At February 29, 2020 and November 30, 2019, we had cross currency swaps totaling $1.9 billion, respectively, that are designated as hedges of our net investment in foreign operations with a euro-denominated functional currency. At February 29, 2020, these cross currency swaps settle through 2031.
(b)At February 29, 2020, we had foreign currency derivatives consisting of foreign currency zero cost collars and foreign currency forwards that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $288 million at February 29, 2020 and $300 million at November 30, 2019 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At February 29, 2020, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	February 29, 2020
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$102	$—	$102	$(5)	$97
Liabilities	$18	$—	$17	$(5)	$12

	November 30, 2019
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$58	$—	$58	$(4)	$54
Liabilities	$25	$—	$25	$(4)	$21

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended February 29/28,
(in millions)	2020	2019
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$(2)	$2
Cross currency swaps - net investment hedges - excluded component	$42	$(12)
Foreign currency zero cost collars - cash flow hedges	$(1)	$—
Foreign currency forwards - cash flow hedges	$14	$—
Interest rate swaps - cash flow hedges	$1	$1
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(2)	$(2)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$10	$4

The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant.

Refer to Note 11 - "Subsequent Events" for a discussion of derivative transactions that occurred subsequent to February 29, 2020.
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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and are of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of February 29, 2020, we have designated $852 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations and for the three months ended February 29, 2020, we recognized $2 million of gains on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have $8.2 billion of euro-denominated debt, including the effect of cross currency swaps, which provides an economic offset for our operations with euro functional currency.
Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At February 29, 2020, for the following newbuilds, we had foreign currency contracts for a portion of our euro-denominated shipyard payments. These contracts are designated as cash flow hedges.

	Entered Into	Matures In	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate	Weighted-Average Forward Rate
Foreign currency zero cost collars
Enchanted Princess	2019	June 2020	$1.04	$1.28
Mardi Gras	2019	October 2020	$1.05	$1.28
Foreign currency forwards
Iona	2020	May 2020			£0.85
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under the zero cost collars.
At February 29, 2020, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $6.4 billion for newbuilds scheduled to be delivered from 2020 through 2025.
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

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, notes receivables, committed financing facilities, contingent obligations, derivative instruments, insurance contracts, long-term ship charters and new ship progress payment guarantees, by:

•Conducting business with well-established financial institutions, insurance companies and export credit agencies
•Diversifying our counterparties
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At February 29, 2020, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. We have not historically experienced significant credit losses on our trade receivables, notes receivables, charter-hire agreements and contingent obligations. Because of the impact the COVID-19 outbreak is having on economies, we could experience an increase in future credit losses. We have not normally required collateral or other security to support normal credit sales.

NOTE 6 – Leases

Substantially all of our leases for which we are the lessee are operating leases of port facilities and real estate and are included within operating lease right-of-use assets, long-term operating lease liabilities and current portion of operating lease liabilities in our Consolidated Balance Sheet as of February 29, 2020.

We have port facilities and real estate lease agreements with lease and non-lease components, and in such cases, we account for the components as a single lease component.

We do not recognize lease assets and lease liabilities for any leases with an original term of less than one year. For some of our port facilities and real estate lease agreements, we have the option to extend our current lease term by 1 to 10 years. Generally, we do not include renewal options as a component of our present value calculation as we are not reasonably certain that we will exercise the options.

As most of our leases do not have a readily determinable implicit rate, we estimate the incremental borrowing rate ("IBR") to determine the present value of lease payments. We apply judgment in estimating the IBR including considering the term of the lease, the currency in which the lease is denominated, and the impact of collateral and our credit risk on the rate. For leases that were in place upon adoption, we used the remaining lease term as of December 1, 2019 in determining the IBR. For the initial measurement of the lease liabilities for leases commencing after December 1, 2019, the IBR at the lease commencement date was applied.

We amortize our lease assets on a straight-line basis over the lease term. During the quarter ended February 29, 2020, we recognized $17 million of operating lease costs, including lease amortization and imputed interest, related to all of our leases other than the port facilities, as operating lease expense. Variable and short-term lease costs related to operating leases, other than the port facilities, were not material to our consolidated financial statements.

We have multi-year preferential berthing agreements which are operating leases. During the quarter ended February 29, 2020, we had $30 million of lease asset amortization expense and imputed interest expense and $31 million of variable port costs, which vary based on the number of passengers, recorded within commission, transportation and other in our Consolidated Statements of Income (Loss).

We have multiple agreements, with a total undiscounted minimum commitment of approximately $454 million, that have been executed but the lease term has not commenced as of February 29, 2020. These are substantially all related to our rights to use certain port facilities. The leases are expected to commence between 2020 and 2022.

During the quarter ended February 29, 2020, we obtained $107 million of right-of-use assets in exchange for new operating lease liabilities.

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

February 29, 2020
Weighted average remaining lease term - operating leases (in years)	13
Weighted average discount rate - operating leases	3.1%

As of February 29, 2020, maturities of lease liabilities were as follows:

(in millions) Year	Total Operating Leases
Remainder of 2020	$158
2021	188
2022	156
2023	148
2024	142
Thereafter	1,039
Total lease payments	1,832
Less: Present value discount	(352)
Present value of lease liabilities	$1,480

Under ASC 840, Leases, future minimum lease payments under non-cancelable operating leases of port facilities and other assets as of November 30, 2019 were as follows:

(in millions) Year	Total Operating Leases
2020	$219
2021	196
2022	161
2023	173
2024	167
Thereafter	1,408
$2,324

For time charter arrangements where we are the lessor and for transactions with cruise guests related to the use of cabins, we do not separate lease and non-lease components. As the non-lease components are the predominant components in the agreements, we account for these transactions under the Revenue Recognition guidance.

We have sales-type leases of ships for which we are the lessor. As of February 29, 2020, the net investment related to these leases was $127 million.
NOTE 7 – Segment Information
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

	Three Months Ended February 29/28,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2020
NAA	$3,140	$2,274	$400	$364	$(197)	(a)
EA	1,552	1,317	207	166	(569)	(b)
Cruise Support	44	(87)	65	32	35
Tour and Other	52	19	7	8	18
	$4,789	$3,523	$678	$570	$(713)
2019
NAA	$3,077	$2,010	$353	$328	$386
EA	1,526	1,075	205	152	93
Cruise Support	42	27	65	28	(78)
Tour and Other	29	29	6	9	(15)
	$4,673	$3,142	$629	$516	$386
(a) Includes $300 million of goodwill impairment charges.
(b) Includes $431 million of goodwill impairment charges.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended February 29/28
(in millions)	2020	2019
North America	$2,647	$2,520
Europe	1,367	1,399
Australia and Asia	615	584
Other	161	170
	$4,789	$4,673

NOTE 8 – Earnings Per Share

	Three Months Ended February 29/28,
(in millions, except per share data)	2020	2019
Net income (loss) for basic and diluted earnings per share	$(781)	$336
Weighted-average shares outstanding	684	693
Dilutive effect of equity plans	—	2
Diluted weighted-average shares outstanding	684	695
Basic earnings per share	$(1.14)	$0.48
Diluted earnings per share	$(1.14)	$0.48
Antidilutive equity awards excluded from diluted earnings per share computations	1	—

NOTE 9 – Supplemental Cash Flow Information

(in millions)	February 29, 2020	November 30, 2019
Cash and cash equivalents (Consolidated Balance Sheets)	$1,354	$518
Restricted cash included in prepaid expenses and other and other assets	15	13
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$1,368	$530

We did not issue notes receivable upon sale of ships during the three months ended February 29/28, 2020 and 2019.

NOTE 10 – Other Assets

We have a minority interest in CSSC Carnival Cruise Shipping Limited (“CSSC-Carnival”), a China-based cruise company which will operate its own fleet designed to serve the Chinese market. Our investment in CSSC-Carnival was $132 million as of February 29, 2020 and $48 million as of November 30, 2019. In December 2019, we sold to CSSC-Carnival a controlling interest in an entity with full ownership of two EA segment ships and recognized a related gain of $107 million, included in other operating expenses in our Consolidated Statements of Income (Loss). We will continue to operate both ships under bareboat charter agreements into 2021.

NOTE 11 – Subsequent Events

The spread of COVID-19 and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. On March 13, 2020, we announced voluntary pauses of our global fleet cruise operations across all brands. The duration of the pauses will be dependent in part on various travel restrictions and travel bans issued by countries around the world.

As of April 1, 2020, substantially all our ships have disembarked their passengers. There are approximately 6,000 passengers onboard ships still at sea that are expected to disembark their passengers by the end of April. Some of our crew is unable to return home, and we will be providing them with food and housing.

We have updated our cancellation policies, the terms of which vary widely by brand and sailing date, to permit cruisers to cancel certain upcoming cruises and elect to receive refunds in cash or future cruise credits. As an incentive to accept the future cruise credits, our brands have offerings which vary widely in terms but generally increase the value of the future cruise credits or onboard credits (credits that can be used as onboard spending money on a future sailing). The volume and pace of cash refunds could have a material adverse effect on our liquidity and capital resources.

Significant events affecting travel, including COVID-19, typically have an impact on booking patterns, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. We have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty, but we expect a net loss on both a U.S. GAAP and adjusted basis for the fiscal year ending November 30, 2020.

The effects of further decreases in estimated future operating cash flows could result in the need to recognize additional impairment charges in future periods.

In March and April 2020, Moody’s and S&P Global downgraded our long-term issuer and senior unsecured debt ratings. In addition, our long-term ratings were placed on review for further downgrade by both rating agencies. Our short-term commercial paper credit ratings were downgraded and also placed on review for further downgrade.

In March 2020, we fully drew down our $3.0 billion Existing Multicurrency Facility.

In March 2020, we early settled all outstanding cross currency swaps designated as net investment hedges and received proceeds of $180 million, of which $167 million will remain in AOCI until either the sale or substantially complete liquidation of the related subsidiary. We also early settled our foreign currency forwards that were designated as cash flow hedges and received proceeds of $53 million which will remain in AOCI until recognized in earnings proportionately to the related depreciation expense of the underlying vessel that was hedged.

On April 1, 2020, we announced the pricing terms of offerings of $4.0 billion of the Secured Notes, $1.75 billion Convertible Notes and a public offering of $500 million of common stock in the Public Equity Offering. In connection with the Convertible Notes offering, we granted the initial purchasers of the Convertible Notes an option to purchase on or before April 18, 2020, up to an additional $262.5 million aggregate principal amount of Convertible Notes. In connection with the Public Equity Offering, we granted the underwriters an option to purchase up to 9,375,000 of additional shares of common stock, which option must be exercised on or before May 1, 2020.

The Secured Notes will pay interest semi-annually on April 1 and October 1 of each year, beginning on October 1, 2020, at a rate of 11.5% per year. The Secured Notes will mature on April 1, 2023. The Convertible Notes will pay interest semi-annually on April 1 and October 1 of each year, beginning on October 1, 2020, at a rate of 5.75% per year. The Convertible Notes will mature on April 1, 2023, unless earlier converted, redeemed or repurchased. The initial conversion rate per $1,000 principal amount of Convertible Notes is equivalent to 100 shares of common stock of the Corporation, which is equivalent to a conversion price of approximately $10 per share, subject to adjustment in certain circumstances.

The Public Equity Offering consists of 62,500,000 shares of common stock, par value $0.01 per share, of Carnival Corporation, at a price of $8 per share.

The Public Equity Offering, the Convertible Notes offering and the Secured Notes offering are expected to be completed in early April, subject to customary closing conditions. The net proceeds from the offering of Secured Notes will be deposited in to a segregated escrow account, pending the releases in accordance with certain collateral perfection thresholds. None of the closings of the Public Equity Offering and the offerings of the Secured Notes or the Convertible Notes is conditioned upon the closing of any of the other offerings or vice versa.

One of our directors purchased 1.25 million shares of our common stock as part of the Public Equity Offering for a purchase price of approximately $10 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this document are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, operations, outlooks, plans, goals, reputation, cash flows, liquidity and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate,” “outlook,” and similar expressions of future intent or the negative of such terms.

Forward-looking statements include those statements that relate to our outlook and financial position including, but not limited to, statements regarding:

•Net revenue yields	•Estimates of ship depreciable lives and residual values
•Booking levels	•Goodwill, ship and trademark fair values
•Pricing and occupancy	•Liquidity
•Interest, tax and fuel expenses	•Adjusted earnings per share
•Currency exchange rates	•Impact of the COVID-19 coronavirus global pandemic on our financial condition and results of operations
•Net cruise costs, excluding fuel per available lower berth day
Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by our forward-looking statements. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward looking statements and adversely affect our business, results of operations and financial position. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:
•COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price
•As a result of the COVID-19 outbreak, we have paused our global fleet cruise operations, and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with a maintenance covenant in certain of our debt facilities
•World events impacting the ability or desire of people to travel may lead to a decline in demand for cruises
•Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters may impact the satisfaction of our guests and crew and lead to reputational damage
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax may lead to litigation, enforcement actions, fines, penalties, and reputational damage
•Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and lead to reputational damage
•Ability to recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time may adversely impact our business operations, guest services and satisfaction
•Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs

•Fluctuations in foreign currency exchange rates may adversely impact our financial results
•Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales, pricing and destination options
•Geographic regions in which we try to expand our business may be slow to develop or ultimately not develop how we expect
•Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests

The ordering of the risk factors set forth above is not intended to reflect our indication of priority or likelihood.
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

Recent Developments

COVID-19

The spread of novel coronavirus (COVID-19) and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. In particular:

•Numerous passengers and crew on Diamond Princess were diagnosed with COVID-19 and the ship was quarantined at a port in Japan. As of the time of disembarkation, a substantial portion of the passengers and crew were diagnosed with COVID-19 and subsequently several passengers died due to the disease. Additionally, numerous passengers and crew on Grand Princess were diagnosed with COVID-19, some of whom subsequently died due to the disease.

•Numerous passengers and crew on other ships, including Zaandam, Costa Luminosa, Ruby Princess, Costa Magica and Costa Favolosa, have been diagnosed with COVID-19. Numerous passengers and crew on Zandaam are currently experiencing flu-like symptoms, and some have died. Costa Magica and Costa Favolosa are currently working with the U.S. Coast Guard to facilitate medical evacuations, and both vessels are anchored near the port of Miami.

•On March 13, 2020, we announced voluntary pauses of our global fleet cruise operations by our continental European and North American brands. Subsequently, we implemented a voluntary pause of our global fleet cruise operations across all brands. Each brand has separately announced the duration of its pause, but we expect such pauses to be extended (and some extensions have already been announced) and any such extensions may be prolonged. The pauses will be dependent in part on various travel restrictions and travel bans issued by various countries around the world.

•As of April 1, 2020:

◦Substantially all our ships have disembarked their passengers. There are approximately 6,000 passengers onboard ships still at sea that are expected to disembark their passengers by the end of April. Some of our crew is unable to return home, and we will be providing them with food and housing.

◦We have updated our cancellation policies, the terms of which vary widely by brand and sailing date, to permit cruisers to cancel certain upcoming cruises and elect to receive refunds in cash or future cruise credits. As an incentive to accept the future cruise credits, our brands have offerings which vary widely in terms but generally increase the value of the future cruise credits or onboard credits (credits that can be used as onboard spending money on a future sailing). The volume and pace of cash refunds could have a material adverse effect on our liquidity and capital resources.

Significant events affecting travel, including COVID-19, typically have an impact on booking patterns, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a material negative impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. In particular:

•For the seven week period beginning January 26, 2020 and ending March 15, 2020, booking volumes for the remainder of 2020 were significantly behind the prior year on a comparable basis as a result of the effects of COVID-19. As of March 15, 2020, cumulative advanced bookings for the remainder of 2020 were meaningfully lower than the prior year and at prices that are considerably lower than the prior year on a comparable basis. As noted above, all of our global fleet operations are subject to voluntary pauses that we expect to be extended. Due to the unknown length of the pauses, booking volume data for 2020 may not be informative. In addition, because of our updated cancellation policies, booking volumes may not be representative of actual cruise revenues.

•For the first half of 2021, booking volumes since mid-December 2019 through March 1, 2020, were running slightly higher than the prior year. In contrast, for the first half of 2021 and during the two weeks ended March 15, 2020, we booked 546,000 Occupied Lower Berth Days, which was considerably behind the prior year pace. As of March 15, 2020, cumulative advanced bookings for the first half of 2021 were slightly lower than the prior year.

As of February 29, 2020, we had a total of 16 cruise ships scheduled to be delivered through 2025, including four during the remainder of fiscal 2020. We believe the effects of COVID-19 on the shipyards where our ships are under construction will result in delays in ship deliveries, which we cannot predict and may be prolonged.

In March and April 2020, Moody’s and S&P Global downgraded our long-term issuer and senior unsecured debt ratings. In addition, our long-term ratings were placed on review for further downgrade by both rating agencies. Our short-term commercial paper credit ratings were downgraded and also placed on review for further downgrade.

On March 13, 2020, we fully drew down our $3.0 billion Existing Multicurrency Facility. On March 24, 2020, we settled derivatives in a net gain position of approximately $200 million. Consequently, as of the date hereof, our principal source of immediate liquidity includes our available cash and cash equivalents. Given the impact of COVID-19 on bookings, which are meaningfully reduced from the prior year comparative pace, and the pause of our global fleet cruise operations, which we expect to be extended, we are pursuing additional financing, including, but not limited to, the April 1 financing transactions described in the next paragraph.

On April 1, 2020, we announced the pricing of the private offerings of $4.0 billion first-priority senior secured notes due 2023 (“Secured Notes”) and $1.75 billion senior convertible notes due 2023 ($2.0125 billion if the initial purchasers exercise their option to purchase additional notes) (“Convertible Notes”), and a public offering of $500 million of common stock ($575 million if the underwriters exercise their option to purchase additional shares in full) of Carnival Corporation (“Public Equity Offering”), collectively referred to within this document as the “April 1 financing transactions”. The closings of these offerings are subject to customary conditions and are expected to occur in early April. The net proceeds from the offering of Secured Notes will be deposited in to a segregated escrow account, pending the releases in accordance with certain collateral perfection thresholds.

In addition, we had $2.8 billion from four committed export credit facilities that are available to fund the originally planned ship deliveries for the remainder of 2020 and $5.9 billion from committed export credit facilities that are available to fund ship deliveries originally planned in 2021 and beyond.

To enhance our liquidity, as well as comply with the dividend restrictions contained in the Secured Notes, we have suspended the payment of dividends on, and the repurchase of, the common stock of Carnival Corporation and the ordinary shares of Carnival plc.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to be predictive is uncertain. However, based on our assumptions and estimates with respect to the pause in our global fleet cruise operations and our financial condition, we believe that the liquidity described in the preceding paragraphs will be sufficient to fund our liquidity requirements over at least the next twelve months. We estimate our liquidity requirements, which include our ongoing ship and administrative operating costs, cash refunds of customer deposits, debt maturities and interest, expected capital improvements, and new ship growth capital not addressed by committed export credit facilities, to be approximately, on average, $1.0 billion per month. In particular:

•Ongoing ship and administrative operating costs - During the pause in our global fleet cruise operations, certain of our ships will be in warm ship layup where the ship will be manned by a full crew and certain of our ships will be in a prolonged ship layup where the ship will be manned by a limited crew. We estimate the cost per warm ship layup is approximately $2 million to $3 million per month and the cost per prolonged ship layup is approximately $1 million per month. We will decide whether each vessel in our global fleet will be in a warm ship layup or a prolonged ship layup depending on the circumstances, including the length of pause, which we expect to be extended and may be prolonged. We currently estimate the substantial majority of our fleet will be in prolonged ship layup. In addition, we expect to incur ongoing selling and administrative expenses, and incremental COVID-related costs associated with sanitizing our ships and defending lawsuits, although we anticipate substantially reducing our advertising spend during the pause in operations. After transitioning to a prolonged pause, we anticipate estimated ongoing ship and administrative operating costs to range from $200 million to $300 million per month.

•Cash refunds of customer deposits - During the pause in our global fleet cruise operations, we expect to be required to pay cash refunds of customer deposits with respect to a portion of our cancelled cruises. The current portion of our customer deposits was $4.7 billion as of February 29, 2020. Depending on the length of the pause and level of guest acceptance of future cruise credits, we may be required to provide cash refunds for a substantial portion of the balance. For the two weeks ended March 15, 2020, and on a weighted average basis based on available lower berth days (“ALBD”), approximately 45% of the guests who have contacted us have accepted future cruise credits in lieu of cash refunds for cancelled voyages. We continue to take future bookings for 2020 and 2021, receiving customer deposits on those bookings.

•Debt maturities and interest - As of February 29, 2020, the current portion of our long-term debt was $2.2 billion. The current portion of our long-term debt as of February 29, 2020 that was maturing on or prior to November 30, 2020 was $1.5 billion. In addition, on March 13, 2020 we fully drew down our $3.0 billion Existing Multicurrency Facility, which amounts are currently due in September 2020 and which we currently expect to repay and redraw, in whole or in part. Our approximately $200 million per year interest expense for the year ended November 30, 2019 will be increased by the additional interest accrued under the $4.0 billion of Secured Notes and $1.75 billion of Convertible Notes.

In addition to pursuing additional financing, we are taking additional actions to improve our liquidity, including capital expenditure and operating expense reductions. In particular, we have identified approximately $1.0 billion of reduction opportunities from our previously disclosed estimated fiscal 2020 capital expenditures (which reduction does not take into account the impact on timing of payments in connection with new ship build as a result of the delays in ship deliveries discussed above). We have also identified various projects and initiatives within our selling and administrative expenses for reduction or elimination, which we expect will result in reduced cash outflows and cost savings. While we cannot guarantee an outcome, we also intend to pursue deferrals of existing debt maturities, including through available government programs.

We have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty, but we expect a net loss on both a U.S. GAAP and adjusted basis for the fiscal year ending November 30, 2020.

Refer to “Risk Factors” - "COVID-19 has had, and is expected to continue to have, a materially adverse impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund any resulting shortfalls in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price".

New Accounting Pronouncements

Refer to our consolidated financial statements for further information on New Accounting Pronouncements.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the Form 10-K. A discussion of our impairment charges recognized during the first quarter of 2020 for goodwill and ship impairment is included in the accompanying consolidated financial statements.

Refer to Note 11 - “Subsequent Events” in our consolidated financial statements.

Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results also increases due to ships being taken out-of-service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska's cruise season.

Statistical Information

	Three Months Ended February 29/28,
	2020	2019
Available Lower Berth Days (“ALBDs”) (in thousands) (a) (b)	21,977	21,299
Occupancy percentage (c)	104.3%	104.8%
Passengers carried (in thousands)	3,063	2,937

Fuel consumption in metric tons (in thousands)	831	830
Fuel consumption in metric tons per thousand ALBDs	37.8	38.9
Fuel cost per metric ton consumed	$477	$459
Currencies (USD to 1)
AUD	$0.68	$0.72
CAD	$0.76	$0.75
EUR	$1.10	$1.14
GBP	$1.31	$1.28
RMB	$0.14	$0.15

(a)ALBD is a standard measure of passenger capacity for the period that we use to approximate rate and capacity variances, based on consistently applied formulas that we use to perform analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

(b)For the three months ended February 29, 2020 compared to the three months ended February 28, 2019, we had a 3.2% capacity increase in ALBDs comprised of a 1.4% capacity increase in our NAA segment and a 6.3% capacity increase in our EA segment.

Our NAA segment’s capacity increase was caused by the impacts of:
•One Holland America Line 2,670-passenger capacity ship that entered into service in December 2018
•One Princess Cruises 3,660-passenger capacity ship that entered into service in October 2019
•One Carnival Cruise Line 4,010-passenger capacity ship that entered into service in December 2019

The increase in our NAA segment’s capacity was partially offset by the impacts of:
•One P&O Cruises (Australia) 1,680-passenger capacity ship removed from service in March 2019
•One P&O Cruises (Australia) 1,260-passenger capacity ship removed from service in April 2019
•One Holland America Line 840-passenger capacity ship removed from service in July 2019
•Five ships out of service related to the ongoing COVID-19 outbreak in February 2020

Our EA segment’s capacity increase was caused by the impacts of:
•One AIDA 5,230-passenger capacity ship that entered into service in December 2018
•One Costa Cruises 4,200-passenger capacity ship that entered into service in March 2019
•One Costa Cruises 5,220-passenger capacity ship that entered into service in December 2019

The increase in our EA segment’s capacity was partially offset by the impacts of:
•One P&O UK 1,880-passenger capacity ship removed from service in August 2019
•Six ships out of service related to the ongoing COVID-19 outbreak in February 2020

(c)          In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended February 29, 2020 (“2020”) Compared to Three Months Ended February 28, 2019 (“2019”)

Revenues

Consolidated

Passenger ticket revenues made up 68% of our 2020 total revenues. Passenger ticket revenues increased by $35 million, or 1.1%, to $3.2 billion in 2020 from $3.2 billion in 2019.

This increase was caused by:
•$102 million - 3.2% capacity increase in ALBDs, net of $78 million as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$32 million - increase in other revenues
•$15 million - increase in air transportation revenues

These increases were partially offset by:
•$91 million - decrease in cruise ticket revenues, primarily driven by sourcing in Continental Europe and net unfavorable foreign currency transactional impact
•$24 million - net unfavorable foreign currency translational impact

Onboard and other revenues made up 32% of our 2020 total revenues. Onboard and other revenues increased by $82 million, or 5.5%, to $1.6 billion in 2020 from $1.5 billion in 2019.

This increase was caused by:
•$46 million - 3.2% capacity increase in ALBDs, net of $41 million as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$29 million - higher onboard spending by our guests
•$26 million - increase in sales of Advanced Air Quality Systems to third parties

Concession revenues, which are included in onboard and other revenues, increased by $2 million, or 0.7%, to $257 million in 2020 from $255 million in 2019.

NAA Segment

Passenger ticket revenues made up 65% of our NAA segment’s 2020 total revenues. Passenger ticket revenues increased by $39 million, or 1.9%, to $2.1 billion in 2020 from $2.0 billion in 2019.

This increase was caused by:
•$29 million - 1.4% capacity increase in ALBDs, net of $34 million as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$24 million - increase in other revenues

These increases were partially offset by $14 million decrease in cruise ticket revenues, primarily driven by net unfavorable foreign currency transactional impact

The remaining 35% of our NAA segment’s 2020 total revenues were comprised of onboard and other revenues, which increased by $25 million, or 2.3%, to $1.1 billion in 2020 compared to $1.1 billion in 2019.

This increase was caused by:
•$15 million - 1.4% capacity increase in ALBDs, net of $19 million as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$13 million - higher onboard spending by our guests

Concession revenues, which are included in onboard and other revenues, increased by $1 million, or 0.8%, to $183 million in 2020 from $182 million in 2019.

EA Segment

Passenger ticket revenues made up 78% of our EA segment’s 2020 total revenues. Passenger ticket revenues increased by $16 million, or 1.3%, to $1.2 billion in 2020 compared to $1.2 billion in 2019.

This increase was caused by:
•$75 million - 6.3% capacity increase in ALBDs, net of $41 million, as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$9 million - increase in air transportation revenues

These increases were partially offset by:
•$36 million - decrease in cruise ticket revenues, primarily driven by sourcing in Continental Europe
•$22 million - net unfavorable foreign currency translational impact
•$17 million - decrease in occupancy primarily related to the effects of COVID-19

The remaining 22% of our EA segment’s 2020 total revenues were comprised of onboard and other revenues, which increased by $10 million, or 3%, to $339 million in 2020 from $329 million in 2019. This increase was caused by $21 million, or 6.3% capacity increase in ALBDs, net of $15 million as a result of cancelled voyages and other voyage disruptions directly related to COVID-19.

Concession revenues, which are included in onboard and other revenues, was $73 million in 2020 and 2019.

Costs and Expenses

Consolidated

Operating costs and expenses increased by $381 million, or 12%, to $3.5 billion in 2020 from $3.1 billion in 2019.

This increase was caused by:
•$330 million - impairment of ships, resulting from the effects of COVID-19 on our expected future operating cash flows
•$99 million - 3.2% capacity increase in ALBDs
•$46 million - increase in commissions, transportation and other expenses which includes expenses incurred as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$45 million - changes in fuel mix
•$35 million - voyage related operating costs incurred in connection with disrupted voyages directly related to COVID-19
•$26 million - higher cruise payroll and related expenses

These increases were partially offset by:
•$132 million - gains on ship sales in 2020, net of gains on ship sales in 2019
•$30 million - lower fuel prices
•$29 million - net favorable foreign currency translational impact
•$16 million - lower dry-dock expenses and repair and maintenance expenses
•$11 million - lower fuel consumption per ALBD

Selling and administrative expenses increased by $49 million, or 7.9%, to $678 million in 2020 from $629 million in 2019.

Depreciation and amortization expenses increased by $54 million, or 10%, to $570 million in 2020 from $516 million in 2019. This increase was caused by an increase in the net book value of ships in service.

Goodwill impairment charges of $731 million recognized during the first quarter of 2020, resulting from the effects of COVID-19 on our expected future operating cash flows.

NAA Segment

Operating costs and expenses increased by $264 million, or 13%, to $2.3 billion in 2020 from $2.0 billion in 2019.

This increase was caused by:
•$172 million - impairment of ships, resulting from the effects of COVID-19 on our expected future operating cash flows
•$37 million - voyage related operating costs incurred in connection with disrupted voyages directly related to COVID-19
•$29 million - 1.4% capacity increase in ALBDs
•$22 million - increase in commissions, transportation and other expenses which includes expenses incurred as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$21 million - changes in fuel mix
•$11 million - higher cruise payroll and related expenses

These increases were partially offset by $18 million of lower fuel prices.

Selling and administrative expenses increased by $47 million, or 13%, to $400 million in 2020 from $353 million in 2019.

This increase was driven by:
•$18 million - increase in administrative expenses
•$14 million - increase in advertising and promotional expenses

Depreciation and amortization expenses increased by $36 million, or 11%, to $364 million in 2020 from $328 million in 2019. This increase was caused by an increase in the net book value of ships in service.

Goodwill impairment charges of $300 million recognized during the first quarter of 2020, resulting from the effects of COVID-19 on our expected future operating cash flows.

EA Segment

Operating costs and expenses increased by $241 million, or 22%, to $1.3 billion in 2020 from $1.1 billion in 2019.

This increase was caused by:
•$158 million - impairment of ships, resulting from the effects of COVID-19 on our expected future operating cash flows
•$67 million - 6.3% capacity increase in ALBDs
•$19 million - increase in commissions, transportation and other expenses which includes expenses incurred as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
•$17 million - changes in fuel mix
•$15 million - higher cruise payroll and related expenses

These increases were partially offset by net favorable foreign currency translational impact of $25 million.

Selling and administrative expenses increased by $1 million, or 0.7%, to $207 million in 2020 from $205 million in 2019.

Depreciation and amortization expenses increased by $14 million, or 10%, to $166 million in 2020 from $152 million in 2019. This increase was caused by an increase in the net book value of ships in service.

Goodwill impairment charges of $431 million recognized during the first quarter of 2020, resulting from the effects of COVID-19 on our expected future operating cash flows.

Operating Income (Loss)

Our consolidated operating income (loss) decreased by $1.1 billion to $(0.7) billion in 2020 from $0.4 billion in 2019. Our NAA segment’s operating income (loss) decreased by $583 million to $(0.2) billion in 2020 compared to $0.4 billion in 2019, and our EA segment’s operating income (loss) decreased by $662 million to $(569) million in 2020 from $93 million in 2019. These changes were primarily due to the reasons discussed above.

Explanations of Non-GAAP Financial Measures

Non-GAAP Financial Measures

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs excluding fuel per ALBD, adjusted net income and adjusted earnings per share as non-GAAP financial measures of our cruise segments’ and the company’s financial performance. These non-GAAP financial measures are provided along with U.S. GAAP gross cruise revenues per ALBD (“gross revenue yields”), gross cruise costs per ALBD and U.S. GAAP net income (loss) and U.S. GAAP diluted earnings per share.

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

We believe that gains and losses on ship sales, impairment charges, restructuring costs and other gains and expenses are not part of our core operating business and are not an indication of our future earnings performance. Therefore, we believe it is more meaningful for these items to be excluded from our net income (loss) and earnings per share and, accordingly, we present adjusted net income and adjusted earnings per share excluding these items.

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

Net onboard and other revenues reflect gross cruise onboard and other revenues, net of onboard and other costs.

Net revenue yields is a combination of net passenger ticket revenues and net onboard and other revenues divided by ALBDs. Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable cost, which are travel agent commissions, costs of air and other transportation, certain other costs that are directly associated with onboard and other revenues and credit and debit card fees.

Net cruise costs excluding fuel reflect gross cruise operating expenses as well as cruise selling and administrative expenses, and excludes fuel expenses as well as the same variable costs that are included in the calculation of net passenger ticket revenues and net onboard and other revenues to avoid duplicating these variable costs in our non-GAAP financial measures. Substantially all of our net cruise costs excluding fuel are largely fixed, except for the impact of changing prices, once the number of ALBDs has been determined.

Net cruise costs excluding fuel per ALBD is the measure we use to monitor our ability to control our cruise segments’ costs and is calculated as net cruise cost excluding fuel divided by ALBDs.

Reconciliation of Forecasted Data

We have not provided a reconciliation of forecasted gross cruise revenues to forecasted net cruise revenues or forecasted gross cruise costs to forecasted net cruise costs without fuel or forecasted U.S. GAAP net income (loss) to forecasted adjusted net income (loss) or forecasted U.S. GAAP diluted earnings per share to forecasted adjusted earnings per share because preparation of meaningful U.S. GAAP forecasts of gross cruise revenues, gross cruise costs, net income (loss) and earnings per share would require unreasonable effort. We are unable to predict, without unreasonable effort, the future movement of foreign exchange rates and fuel prices. We are unable to determine the future impact of gains or losses on ships sales, restructuring expenses and other non-core gains and charges.

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

•Translational Risk: The translation of our operations with functional currencies other than U.S. dollar to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies.

•Transactional Risk: Our operations have revenue and expense transactions in currencies other than their functional currency. If their functional currency strengthens against these other currencies, it reduces the functional currency revenues and expenses. If the functional currency weakens against these other currencies, it increases the functional currency revenues and expenses.

Constant currency reporting removes the impact of changes in exchange rates on the translation of our operations plus the transactional impact of changes in exchange rates from revenues and expenses that are denominated in a currency other than the functional currency.

We report net revenue yields, net passenger revenue yields, net onboard and other revenue yields and net cruise costs excluding fuel per ALBD on a “constant currency” basis assuming the 2020 periods’ currency exchange rates have remained constant with the 2019 periods’ rates. This metric facilitates a comparative view for the changes in our business in an environment with fluctuating exchange rates.

Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows:

	Three Months Ended February 29/28,
(dollars in millions, except yields)	2020	2020 Constant Currency	2019
Passenger ticket revenues	$3,234		$3,199
Onboard and other revenues	1,556		1,474
Less: Tour and other revenues	(52)		(29)
Gross cruise revenues	4,737		4,645
Less cruise costs
Commissions, transportation and other	(766)		(709)
Onboard and other	(471)		(467)
	(1,238)		(1,177)
Net cruise revenues	$3,499	$3,537	$3,468

Net passenger ticket revenues	$2,467	$2,497	$2,490
Net onboard and other revenues	$1,032	$1,039	$978

ALBDs	21,977,115	21,977,115	21,299,196

Gross revenue yields	$215.53		$218.06
% increase (decrease)	(1.2)%
Net revenue yields	$159.22	$160.93	$162.82
% increase (decrease)	(2.2)%	(1.2)%
Net passenger ticket revenue yields	$112.26	$113.64	$116.90
% increase (decrease)	(4.0)%	(2.8)%
Net onboard and other revenue yields	$46.96	$47.30	$45.92
% increase (decrease)	2.3%	3.0%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows:

	Three Months Ended February 29/28,
(dollars in millions, except costs per ALBD)	2020	2020 Constant Currency	2019
Operating expenses	$3,523		$3,142
Selling and administrative expenses	678		629
Less tour and other expenses	(26)		(34)
Gross cruise costs	4,175		3,736
Less cruise costs
Commissions, transportation and other	(766)		(709)
Onboard and other	(471)		(467)
Gains (losses) on ship sales and impairments	(221)		(2)
Restructuring expenses	—		—
Other	—		—
Net cruise costs	2,716		2,558
Less fuel	(396)		(381)
Net cruise costs excluding fuel	$2,320	$2,340	$2,177

ALBDs	21,977,115	21,977,115	21,299,196

Gross cruise costs per ALBD	$189.96		$175.40
% increase (decrease)	8.3%
Net cruise costs excluding fuel per ALBD	$105.57	$106.46	$102.21
% increase (decrease)	3.3%	4.2%

Adjusted earnings per share was computed as follows:

	Three Months Ended
	February 29/28,
(in millions, except per share data)	2020	2019
Net income (loss)
U.S. GAAP net income (loss)	$(781)	$336
(Gains) losses on ship sales and impairments	928	2
Restructuring expenses	—	—
Other	3	—
Adjusted net income	$150	$338
Weighted-average shares outstanding	684	695

Earnings per share
U.S. GAAP diluted earnings per share	$(1.14)	$0.48
(Gains) losses on ship sales and impairments	1.36	—
Restructuring expenses	—	—
Other	0.01	—
Adjusted earnings per share	$0.22	$0.49

Net cruise revenues increased by $31 million, or 0.9%, to $3.5 billion in 2020 compared to $3.5 billion in 2019.
The increase was caused by a 3.2% capacity increase in ALBDs of $110 million, net of 2.8% of ALBDs as a result of cancelled voyages and other voyage disruptions directly related to COVD-19
This increase was partially offset by:
•$41 million - 1.2% decrease in constant currency net revenue yields, including impacts of COVID-19 as a result of cancelled voyages and other voyage disruptions
•$38 million - net unfavorable foreign currency impacts (including both the foreign currency translational and transactional impacts)
The 1.2% decrease in constant currency net revenue yields was due to a 2.8% decrease in constant currency net passenger ticket revenue yields, partially offset by a 3.0% increase in constant currency net onboard and other revenue yields.
This 2.8% decrease in net passenger ticket revenue yields was driven by sourcing in Continental Europe. This 2.8% decrease in net passenger ticket revenue was comprised of a 5.8% decrease from our EA segment, offset by a 0.3% increase from our NAA segment.
The 3.0% increase in net onboard and other revenue yields was comprised of a 1.5% increase from our NAA segment, a 0.6% increase from our EA segment and an increase to Cruise Support segment revenue.
Net cruise costs excluding fuel increased by $143 million, or 6.6%, to $2.3 billion in 2020 from $2.2 billion in 2019.
The increase was caused by:
•$93 million - 4.2% increase in constant currency net cruise costs excluding fuel, including incremental impacts of COVID-19 as a result of cancelled voyages and other voyage disruptions
•$69 million - 3.2% capacity increase in ALBDs, net of 2.8% of ALBDs as a result of cancelled voyages and other voyage disruptions directly related to COVID-19
These increases were partially offset by:
•$20 million - net favorable foreign currency impacts (including both the foreign currency translational and transactional impacts)
Fuel costs increased by $16 million, or 4.2%, to $396 million in 2020 from $381 million in 2019.
This increase was caused by:
•$45 million - changes in fuel mix
•$12 million - 3.2% capacity increase in ALBDs
These increases were partially offset by:
•$30 million - lower fuel prices

•$11 million - lower fuel consumption per ALBD

Liquidity, Financial Condition and Capital Resources

Due to the spread of COVID-19 and the effects of growing port restrictions around the world, we previously announced a voluntary pause of our global fleet cruise operations. Significant events affecting travel, including COVID-19, typically have an impact on booking patterns, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak.

As of February 29, 2020, we had $3.0 billion of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Multicurrency Facility. In addition, we had $2.8 billion from four committed export credit facilities that are available to fund the originally planned ship deliveries for the remainder of this year and $5.9 billion from committed export credit facilities that are available to fund ship deliveries originally planned in 2021 and beyond. On March 13, 2020, we fully drew down our $3.0 billion Existing Multicurrency Facility, which amounts are currently due in September 2020. We borrowed under the Existing Multicurrency Facility in order to increase our cash position and preserve financial flexibility in light of the impact of the COVID-19 outbreak on our results of operations and liquidity.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty, but we expect a net loss on both a U.S. GAAP and adjusted basis for the fiscal year ending November 30, 2020.

We are taking further actions to improve our liquidity, including capital expenditure and operating expense reductions, suspending dividend payments on, and the repurchase of, the common stock of Carnival Corporation and the ordinary shares of Carnival plc and pursuing additional financing. Based on these actions and assumptions regarding the impact of COVID-19, we have concluded that we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months prior to giving effect to any additional financing that may occur.

At February 29, 2020, we were in compliance with all of our debt covenants. After considering the effect of COVID-19 on our consolidated EBITDA, the actions we have taken and the other options available to us, we expect to remain in compliance with our current minimum debt service coverage ratio in certain of our debt instruments that requires a minimum of 3:1 ratio of EBITDA to Consolidated Net Interest Charges. If we expected to be out of compliance, we would seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain waivers in a timely manner, or on acceptable terms at all. If we were not able to obtain waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. As a result, the failure to obtain waivers would have a material adverse effect on us. Refer to "Risk Factors - As a result of the COVID-19 outbreak, we have paused our global fleet cruise operations, and if we unable to re-commence normal operations in the near-term, we may be out compliance with a maintenance covenant in certain of our debt facilities.”

In March and April 2020, Moody’s and S&P Global downgraded our long-term issuer and senior unsecured debt ratings. In addition, our long-term ratings were placed on review for further downgrade by both rating agencies. Our short-term commercial paper credit ratings were downgraded and also placed on review for further downgrade.

On April 1, 2020, we announced the pricing terms of offerings of $4.0 billion of the Secured Notes, $1.75 billion of Convertible Notes and a public offering of $500 million of common stock in the Public Equity Offering. In connection with the Convertible Notes offering, we granted the initial purchasers of the Convertible Notes an option to purchase on or before April 18, 2020, up to an additional $262.5 million aggregate principal amount of Convertible Notes. In connection with the Public Equity Offering, we granted the underwriters an option to purchase up to 9,375,000 of additional shares of common stock, which option must be exercised on or before May 1, 2020.

The Secured Notes will pay interest semi-annually on April 1 and October 1 of each year, beginning on October 1, 2020, at a rate of 11.5% per year. The Secured Notes will mature on April 1, 2023. The Convertible Notes will pay interest semi-annually on April 1 and October 1 of each year, beginning on October 1, 2020, at a rate of 5.75% per year. The Convertible Notes will mature on April 1, 2023, unless earlier converted, redeemed or repurchased. The initial conversion rate per $1,000 principal amount of Convertible Notes is equivalent to 100 shares of common stock of the Corporation, which is equivalent to a conversion price of approximately $10 per share, subject to adjustment in certain circumstances.

The Public Equity Offering consists of 62,500,000 shares of common stock, par value $0.01 per share, of Carnival Corporation, at a price of $8 per share.

The Public Equity Offering, the Convertible Notes offering and the Secured Notes offering are expected to be completed in early April, subject to customary closing conditions. The net proceeds from the offering of Secured Notes will be deposited in to a segregated escrow account, pending the releases in accordance with certain collateral perfection thresholds. None of the closings of the Public Equity Offering and the offerings of the Secured Notes or the Convertible Notes is conditioned upon the closing of any of the other offerings or vice versa.

We had a working capital deficit of $7.8 billion as of February 29, 2020 compared to a working capital deficit of $7.1 billion as of November 30, 2019. The increase in working capital deficit was caused by an increase in short-term debt and an increase in the current portion of long-term debt partially offset by an increase in cash and cash equivalents. We operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital deficit are $4.7 billion of customer deposits as of February 29, 2020 and November 30, 2019. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We expect that we will continue to have working capital deficits in the future.

Sources and Uses of Cash
Operating Activities
Our business provided $916 million of net cash from operations during the three months ended February 29, 2020, a decrease of $199 million, or 18%, compared to $1.1 billion for the same period in 2019.

Investing Activities
During the three months ended February 29, 2020, net cash used in investing activities was $1.2 billion. This was substantially due to the following:
•Capital expenditures of $861 million for our ongoing new shipbuilding program
•Capital expenditures of $399 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sales of ships of $226 million
•Purchase of minority interest of $83 million

During the three months ended February 28, 2019, net cash used in investing activities was $2.1 billion. This was caused by the following:
•Capital expenditures of $1.7 billion for our ongoing new shipbuilding program
•Capital expenditures of $428 million for ship improvements and replacements, information technology and buildings and improvements
Financing Activities
During the three months ended February 29, 2020, net cash provided by financing activities of $1.1 billion was caused by the following:
•Net proceeds from short-term borrowings of $779 million in connection with our availability of, and needs for, cash at various times throughout the period
•Repayments of $132 million of long-term debt
•Issuances of $823 million of long-term debt
•Payments of cash dividends of $344 million
•Purchases of $12 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program

During the three months ended February 28, 2019, net cash provided by financing activities of $612 million was caused by the following:
•Net repayments of short-term borrowings of $81 million in connection with our availability of, and needs for, cash at various times throughout the period
•Repayments of $95 million of long-term debt
•Issuances of $1.4 billion of long-term debt
•Payments of cash dividends of $348 million
•Purchases of $274 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Capital Expenditure and Capacity Forecast

Our annual capital expenditure forecast consists of contracted new ship growth capital, estimated payments for planned new ship growth capital and capital improvements.

(in billions)	2020	2021	2022
Annual capital expenditure forecast (a)	$7.0	$5.8	$5.2
(a)As of February 29, 2020. The annual capital expenditure forecast does not reflect any changes as a result of capital expenditures reductions discussed in Note 1 - “General - Liquidity and Management's Plans.”

Our annual capacity forecast consists of contracted new ships and announced dispositions.

	2020	2021	2022
Annual capacity increase (a)	4.3%	7.3%	5.1%
(a)As of February 29, 2020. The capacity forecast does not reflect any changes in capacity resulting from our voluntary pause in operations.

Funding Sources

As of February 29, 2020, we had $3.0 billion of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Multicurrency Facility, which is scheduled to mature in 2024. In addition, we had $2.8 billion from four committed export credit facilities that are available to fund the originally planned ship deliveries for the remainder of this year and $5.9 billion from committed export credit facilities that are available to fund ship deliveries originally planned in 2021 and beyond. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2020	2021	2022	2023
Availability of committed future financing at February 29, 2020	$2.8	$2.7	$2.3	$0.9

Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which are included within our Form 10-K. At February 29, 2020, we were in compliance with our debt covenants.

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

Fuel Price Risks

As of February 29, 2020, based on a 10% change in each of the fuel prices versus the spot price we estimate that our adjusted earnings per share would change by the following:

Heavy Fuel Oil (“HFO”) impact:
•$0.04 per share for the remaining three quarters of 2020
•$0.01 per share for the second quarter of 2020

Marine Gasoil (“MGO”) impact:
•$0.06 per share for the remaining three quarters of 2020
•$0.03 per share for the second quarter of 2020

Operational Currency Risks

Our operations primarily utilize the U.S. dollar, Australian dollar, euro or sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates will affect our financial statements.

As of February 29, 2020, based on a 10% change in all currency exchange rates, we estimate that our adjusted earnings per share would change by the following:

•$0.02 per share for the remaining three quarters of 2020
•$(0.07) per share for the second quarter of 2020

Interest Rate Risks

The composition of our debt, including the effect of foreign currency swaps and interest rate swaps, was as follows:

February 29, 2020
Fixed rate	21%
EUR fixed rate	37%
Floating rate	10%
EUR floating rate	25%
GBP floating rate	7%

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 29, 2020, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, on October 23, 2019, a complaint was filed by a purported shareholder of Carnival plc in the New York Supreme Court, New York County, purporting to allege derivative claims on Carnival plc’s behalf for breach of fiduciary duty and corporate waste against the members of the Carnival plc Board of Directors (the “Board”). On February 10, 2020, Carnival plc and the Board filed a joint motion to dismiss this complaint.

As previously disclosed, on May 19, 2017, Holland America Line and Princess Cruises notified the National Oceanic and Atmospheric Administration (“NOAA”) regarding discharges made by certain vessels in the recently expanded area of the National Marine Sanctuary in the Farallones Island. On February 7, 2020, Carnival Corporation received an assessment for a civil penalty of $1.4 million for discharges. We believe the ultimate outcome of any penalty will not have a material impact on our consolidated financial statements.

In June and August of 2018, Holland America Line received four Notices of Violation from the Alaska Department of Environmental Conservation, alleging that four ships violated the Alaska state visible emissions standards while docked in Skagway, Haines and Ketchikan. On October 17, 2018, Holland America Line received an offer to settle the Notices of Violation and on February 13, 2020 it received a revised offer to settle. We deny the allegations under all four Notices of Violation and we believe we have meritorious defenses to the claims, and that any liability which may arise as a result of this action will not have a material impact on our consolidated financial statements.

Refer to our consolidated financial statements for further information on Legal Proceedings.

Item 1A. Risk Factors.

•COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. We have implemented a voluntary pause of our global fleet cruise operations across all brands and such pause may be prolonged. As of March 31, 2020, substantially all our ships are at port and all are expected to dock by the end of April. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call.

To date we have incurred, and expect to continue to incur, significant costs as we bring currently ongoing cruises to a conclusion, provide air transportation to return our passengers to their home destinations and assist some of our crew that is, or will be upon docking, unable to return home, with food and housing. We will continue to incur COVID-19 related costs as we sanitize our ships and implement additional hygiene-related protocol to our ships. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our global fleet cruise operations.

Due to the outbreak of COVID-19 on some of our ships, and the resulting illness and loss of life in certain instances, we have been the subject of negative publicity which could have a long term impact on the appeal of our brands, which would diminish demand for vacations on our vessels. We cannot predict how long the negative impact of recent media attention on our brands will last, or the level of investment that will be required to address the concerns of potential travelers through marketing and pricing actions.

We have received, and expect to continue to receive, lawsuits from passengers aboard the Grand Princess voyage in February 2020. We may receive additional lawsuits stemming from COVID-19. We cannot predict the quantum or outcome of any such proceedings and the impact that they will have on our financial results, but any such impact may be material. We also remain subject to extensive, complex, and closely monitored obligations under the court-ordered environmental compliance plan supervised by the U.S. District Court for the Southern District of Florida, as a result of the previously disclosed settlement agreement relating to the violation of probation conditions for a plea agreement entered into by Princess Cruises and the U.S.

Department of Justice in 2016. We remain fully committed to satisfying those obligations. However, COVID-19 presents enormous challenges for the Company, which could result in material adverse impacts.

We have insurance coverage for certain liabilities, costs and expenses related to COVID-19 through our participation in Protection and Indemnity (“P&I”) clubs, including coverage for direct and incremental costs including, but not limited to, certain quarantine expenses and for certain liabilities to passengers and crew. P&I clubs are mutual indemnity associations owned by members. There is a $10 million deductible per occurrence (meaning per outbreak on a particular ship). We cannot assure you that we will receive insurance proceeds that will compensate us fully for our liabilities, costs and expenses under these policies. We have no insurance coverage for loss of revenues or earnings from our ships or other operations.

We have a total of 16 cruise ships scheduled to be delivered through 2025, including four during the remainder of fiscal 2020. We believe the effects of COVID-19 on the shipyards where our ships are under construction will result in a delay in ship deliveries, which we cannot predict and may be prolonged.

We cannot predict when any of our ships will begin to sail again and ports will reopen to our ships. Moreover, even once travel advisories and restrictions are lifted, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-outbreak demand or fare pricing. In particular, our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors. We may be adversely impacted as a result of the adverse impact our partners suffer.

We have never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the pause in our global fleet cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. As a result, we expect a net loss on both a U.S. GAAP and adjusted basis for the fiscal year ending November 30, 2020, and our ability to forecast our cash inflows and additional capital needs is hampered.

As a result of all of the foregoing, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. As a result of COVID-19, in March and April 2020, Moody's and S&P Global downgraded our long-term issuer and senior unsecured debt ratings. In addition, our long-term ratings were placed on review for further downgrade by both rating agencies. Our short-term commercial paper credit ratings were downgraded and also placed on review for further downgrade. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. In past recessions, demand for our cruise vacations has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing, with a corresponding increase in the use of credits and other means to attract travelers. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of the virus is likely to have a negative impact on booking demand for our global fleet cruise operations once our operations resume, and these impacts could exist for an extensive period of time.

The extent of the effects of the outbreak on our business and the cruising industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in Item 1A. “Risk Factors” included in our Form 10-K.

•Any potential government disaster relief assistance could impose significant limitations on our corporate activities and may not be on terms favorable to us.

If any government agrees to provide disaster relief assistance, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the aid is repaid or redeemed in full. We cannot assure you that any such government disaster relief assistance, if passed, will not significantly limit our corporate activities or be on terms that are favorable to us or at all. Such restrictions and terms could adversely impact our business and operations.

•Any failure to protect our intellectual property rights could impair our brands, negatively impact our business or both.

Our success and ability to compete depend in part on protecting our brands and other intellectual property, including our ability to use trademarks in order to capitalize on name-recognition and increase awareness of our brands. We rely on a combination of trademark, patent, copyright, trade secrets and other rights, as well as confidentiality procedures and contractual provisions to protect our intellectual property and proprietary technology. The steps we take to protect our intellectual property rights, however, may not be adequate. For example, not all of the trademarks that are used in our business have been registered in all countries in which we do business or may do business in the future, and some of the trademarks may never be registered in all of these countries. Rights in trademarks are generally national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same or similar to our brands in countries where we have not registered our brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere we do business and use of our brands may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, and we may not receive registrations for all of our pending trademark, patent or copyright applications, and existing or future registrations may not provide sufficient protection or competitive advantages for our products and services. In the event that we are not able to obtain grants or registrations in respect of such intellectual property applications, we may not be able to obtain statutory protections available under the relevant intellectual property laws, which could limit our ability to protect our intellectual property and impede our marketing efforts. In addition, we cannot be certain that our products and technology do not and will not infringe the intellectual property rights of others, and third parties may seek to challenge, invalidate or circumvent our trademark, patent, copyright, trade secrets and other rights or applications for any of the foregoing. Furthermore, it is difficult for us to monitor unauthorized uses of our intellectual property, and if we become aware of a third party’s unauthorized use or misappropriation of our intellectual property, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights fully. In order to protect or enforce our intellectual property rights, we may be required to spend significant resources. Regardless of the merits of any such claim as a plaintiff or defendant, litigation could be costly, time consuming, distracting and we may not prevail, which could result in the impairment or loss of intellectual property rights. To the extent claims against us are successful, we may have to pay substantial monetary damages (including treble damages), or discontinue or modify certain products or services that are found to be in violation of another party’s rights. We may have to seek a license to continue offering our products or technology, which may not be available on reasonable terms, or at all. Our failure to secure, protect and enforce our intellectual property rights could materially adversely affect our business.

•We are subject to casualty risks that could materially adversely affect our business.

We use a combination of insurance and self-insurance to cover a number of risks associated with owning and operating our vessels and other non-ship related risks. There are, however, certain losses, including losses resulting from terrorist acts and certain environmental disasters, that may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure you that the insurance proceeds will compensate us fully for our losses. If we suffer a total or partial loss, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all of our obligations. Moreover, we do not carry coverage related to loss of earnings or revenues from our ships or other operations. In the event of a total or partial loss to any of our vessels, such vessels and certain items of equipment inventory may not be easily replaced. Accordingly, even though there may be insurance coverage, the extended period needed to replace such vessels or items could cause significant losses.

•Our substantial debt could adversely affect our financial health and operating flexibility.

We have a substantial amount of debt and significant debt service obligations. As of February 29, 2020, on an as-adjusted basis after giving effect to the draw on our Existing Multicurrency Facility and the Secured Notes and Convertible Notes offerings, we would have had total gross debt of $21,841 million.

Our substantial debt could:
◦require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
◦increase our vulnerability to adverse general economic or industry conditions;
◦limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
◦place us at a competitive disadvantage compared to our competitors that have less debt;
◦make us more vulnerable to downturns in our business, the economy or the industry in which we operate;
◦limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes;
◦restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
◦make it difficult for us to satisfy our obligations with respect to our debt; and
◦expose us to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.

•Despite our leverage, we may incur more debt, which could adversely affect our business and prevent us from fulfilling our obligations with respect to our debt.

We may be able to incur substantial additional debt in the future. Although the instruments governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial and a portion of such debt could be secured. If new debt is added to our existing debt levels, our business could be adversely affected which may prevent us from fulfilling our obligations with respect to our debt.

•We are subject to restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on the Company.

Our Existing Multicurrency Facility, the indenture governing the Secured Notes and certain of our other debt instruments limit our flexibility in operating our business. For example, the indenture governing the Secured Notes will restrict or limit the ability of Carnival Corporation, Carnival plc and certain of their respective subsidiaries to, among other things:

◦incur or guarantee additional indebtedness;
◦pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments;
◦make investments;
◦consummate certain asset sales;
◦engage in certain transactions with affiliates;
◦grant or assume certain liens; and
◦consolidate, merge or transfer all or substantially all of our assets.

All of these limitations will be subject to significant exceptions and qualifications. Despite these exceptions and qualifications, we cannot assure you that the operating and financial restrictions and covenants in our Existing Multicurrency Facility, the indenture governing the Secured Notes and certain of our other debt instruments will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Any future indebtedness may include similar or other restrictive terms. In addition, our ability to comply with these covenants, including financial covenants relating to our consolidated net interest, and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the terms of our Existing Multicurrency Facility and certain of our other debt facilities and the relevant lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. Such a breach could also result in an event of default under the indenture governing the Secured Notes. If the debt under the Existing Multicurrency Facility, the guarantees or certain of our other debt instruments that we enter into were to be accelerated, our assets may be insufficient to repay in full our debt. Borrowings under other debt instruments that contain cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full our indebtedness then outstanding.

•We will require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our other debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. See “Recent Developments”, “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources” in our Annual Report and “Update on Liquidity and Management’s Plans” in our current report on Form 8-K as filed on March 31, 2020.

•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Existing Multicurrency Facility and certain of our other facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, in July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.

We have entered into, and in the future we will continue to enter into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks. Each 0.125% change in interest rates would result in approximately $9 million change in annual interest expense on our variable interest debt instruments that were outstanding as of November 30, 2019, including the impact of our interest rate swaps, and the Existing Multicurrency Facility.

•As a result of the COVID-19 outbreak, we have paused our global fleet cruise operations, and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with a maintenance covenant in certain of our debt facilities

Under the terms of certain of our debt facilities with an aggregate outstanding principal amount of $8.4 billion of indebtedness as of February 29, 2020, we are required to maintain an interest coverage ratio (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) of not less than 3.0 to 1.0 at the end of each fiscal quarter. As a result of the COVID-19 outbreak, we have paused our global fleet cruise operations and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with our interest coverage ratio covenant as of the end of our third fiscal quarter or in future periods. If we expected to be out of compliance, we expect to seek waivers from the lenders under these numerous facilities prior to any covenant violation.

Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to provide additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness. There can be no assurance that we would be able to obtain waivers in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

With respect to each of these debt facilities, if we were not to obtain a waiver or refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. As a result, the failure to obtain the covenant waivers described above would have a material adverse effect.

Additional risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Program

Under a share repurchase program effective 2004, we are authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). Effective August 2018, the company approved a modification of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. Subsequent to quarter end, to enhance our liquidity as well as comply with restrictions anticipated in future financing transactions, we have suspended share repurchases.

During the three months ended February 29, 2020, no shares of Carnival Corporation common stock were repurchased pursuant to the Repurchase Program.

During the three months ended February 29, 2020, repurchases of Carnival plc ordinary shares pursuant to the Repurchase Program were as follows:

Period	Total Number of Shares of Carnival plc Purchased (in millions)	Average Price Paid per Share of Carnival plc	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Repurchase Program (in millions)
December 1, 2019 through December 31, 2019	0.2	$41.29	$122
January 1, 2020 through January 31, 2020	—	$—	$122
February 1, 2020 through February 29, 2020	—	$—	$122
Total	0.2	$41.29
No shares of Carnival Corporation common stock and Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

B. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under the Repurchase Program require annual shareholder approval. The existing shareholder approval is limited to a maximum of 19.2 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2020 annual general meeting or July 15, 2020. Subsequent to quarter end, to enhance our liquidity as well as comply with restrictions anticipated in future financing transactions, we have suspended share repurchases.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc	8-K	3.3	4/20/2009

Material Contracts

10.1	Form of Management Incentive Tied Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan				X
10.2	Form of Management Incentive Tied Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan				X
10.3	Form of Shareholder Equity Alignment Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan				X

Rule 13a-14(a)/15d-14(a) certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101	The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, as filed with the Securities and Exchange Commission on April 3, 2020, formatted in Inline XBRL, are as follows:
	(i) the Consolidated Statements of Income (Loss) for the three months ended February 29/28, 2020 and 2019;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 29/28, 2020 and 2019;				X
	(iii) the Consolidated Balance Sheets at February 29, 2020 and November 30, 2019;				X
	(iv) the Consolidated Statements of Cash Flows for the three months ended February 29/28, 2020 and 2019;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three months ended February 29/28, 2020 and 2019;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104	The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, as filed with the Securities and Exchange Commission on April 3, 2020, formatted in Inline XBRL (included as Exhibit 101)

*	These items are furnished and not filed.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: April 3, 2020		Date: April 3, 2020