Form 10-Q
period 2020-05-31
CARNIVAL CORP; CARNIVAL PLC
filed 2020-07-10
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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

At July 1, 2020, Carnival Corporation had outstanding 600,663,402 shares of Common Stock, $0.01 par value.
At July 1, 2020, Carnival plc had outstanding 182,572,740 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 600,663,402 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

2

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Revenues
Passenger ticket	$446	$3,257	$3,680	$6,456
Onboard and other	294	1,580	1,849	3,054
	740	4,838	5,529	9,511
Operating Costs and Expenses
Commissions, transportation and other	297	613	1,064	1,322
Onboard and other	114	485	585	952
Payroll and related	705	566	1,315	1,123
Fuel	201	423	598	804
Food	108	269	385	538
Ship and other impairments	589	—	919	—
Other operating	471	803	1,142	1,562
	2,484	3,159	6,007	6,301
Selling and administrative	492	621	1,170	1,250
Depreciation and amortization	577	542	1,147	1,059
Goodwill impairment	1,364	—	2,096	—
	4,918	4,323	10,420	8,609
Operating Income (Loss)	(4,177)	515	(4,891)	902
Nonoperating Income (Expense)
Interest income	6	5	11	9
Interest expense, net of capitalized interest	(182)	(54)	(237)	(105)
Other income (expense), net	(32)	(7)	(39)	(9)
	(208)	(56)	(265)	(105)
Income (Loss) Before Income Taxes	(4,385)	459	(5,155)	797
Income Tax Benefit (Expense), Net	11	(8)	—	(10)
Net Income (Loss)	$(4,374)	$451	$(5,155)	$787
Earnings Per Share
Basic	$(6.07)	$0.65	$(7.34)	$1.14
Diluted	$(6.07)	$0.65	$(7.34)	$1.13

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Net Income (Loss)	$(4,374)	$451	$(5,155)	$787
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	23	(194)	48	(114)
Other	43	(13)	56	(13)
Other Comprehensive Income (Loss)	65	(207)	103	(127)
Total Comprehensive Income (Loss)	$(4,309)	$244	$(5,052)	$660
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2020	November 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$6,881	$518
Trade and other receivables, net	604	444
Inventories	362	427
Prepaid expenses and other	374	671
Total current assets	8,222	2,059
Property and Equipment, Net	37,139	38,131
Operating Lease Right-of-Use Assets (a)	1,413	—
Goodwill	790	2,912
Other Intangibles	1,168	1,174
Other Assets	1,086	783
	$49,817	$45,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,562	$231
Current portion of long-term debt	2,373	1,596
Current portion of operating lease liabilities (a)	153	—
Accounts payable	1,809	756
Accrued liabilities and other	1,343	1,809
Customer deposits	2,618	4,735
Total current liabilities	11,858	9,127
Long-Term Debt	14,870	9,675
Long-Term Operating Lease Liabilities (a)	1,292	—
Other Long-Term Liabilities	956	890
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 731 shares at 2020 and 657 shares at 2019 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2020 and 2019 issued	360	358
Additional paid-in capital	9,683	8,807
Retained earnings	21,155	26,653
Accumulated other comprehensive income (loss) (“AOCI”)	(1,962)	(2,066)
Treasury stock, 130 shares at 2020 and 2019 of Carnival Corporation and 60 shares at 2020 and 2019 of Carnival plc, at cost	(8,404)	(8,394)
Total shareholders’ equity	20,840	25,365
	$49,817	$45,058

(a)We adopted the provisions of Leases on December 1, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(5,155)	$787
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,147	1,059
Impairments	3,015	2
Share-based compensation	38	27
Gain on ship sales and other, net	56	7
	(900)	1,883
Changes in operating assets and liabilities
Receivables	(202)	(50)
Inventories	58	5
Prepaid expenses and other	171	(302)
Accounts payable	1,052	68
Accrued liabilities and other	3	48
Customer deposits	(1,987)	1,516
Net cash provided by (used in) operating activities	(1,804)	3,169
INVESTING ACTIVITIES
Purchases of property and equipment	(1,668)	(3,021)
Proceeds from sales of ships	236	6
Payments of fuel derivative settlements	—	(6)
Purchase of minority interest	(81)	—
Derivative settlements and other, net	257	103
Net cash provided by (used in) investing activities	(1,256)	(2,918)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	3,333	(357)
Principal repayments of long-term debt	(383)	(338)
Proceeds from issuance of long-term debt	6,674	1,722
Dividends paid	(689)	(694)
Purchases of treasury stock	(12)	(316)
Issuance of common stock, net	558	2
Other, net	(56)	(45)
Net cash provided by (used in) financing activities	9,425	(26)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,366	220
Cash, cash equivalents and restricted cash at beginning of period	530	996
Cash, cash equivalents and restricted cash at end of period	$6,896	$1,215

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At February 28, 2019	$7	$358	$8,776	$25,033	$(1,869)	$(8,063)	$24,241
Net income (loss)	—	—	—	451	—	—	451
Other comprehensive income (loss)	—	—	—	—	(207)	—	(207)
Cash dividends declared ($0.50 per share)	—	—	—	(346)	—	—	(346)
Purchases of treasury stock under the Repurchase Program and other	—	—	9	—	—	(41)	(32)
At May 31, 2019	$7	$358	$8,785	$25,138	$(2,076)	$(8,104)	$24,108

At February 29, 2020	$7	$358	$8,829	$25,527	$(2,028)	$(8,404)	$24,290
Net income (loss)	—	—	—	(4,374)	—	—	(4,374)
Other comprehensive income (loss)	—	—	—	—	65	—	65
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	1	—	555	—	—	—	556
Equity component of Convertible Senior Notes	—	—	286	—	—	—	286
Purchases of treasury stock under the Repurchase Program and other	—	2	12	2	—	—	16
At May 31, 2020	$7	$360	$9,683	$21,155	$(1,962)	$(8,404)	$20,840

	Six Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2018	$7	$358	$8,756	$25,066	$(1,949)	$(7,795)	$24,443
Changes in accounting principles (a)	—	—	—	(24)	—	—	(24)
Net income (loss)	—	—	—	787	—	—	787
Other comprehensive income (loss)	—	—	—	—	(127)	—	(127)
Cash dividends declared ($1.00 per share)	—	—	—	(691)	—	—	(691)
Purchases of treasury stock under the Repurchase Program and other	—	—	29	—	—	(310)	(280)
At May 31, 2019	$7	$358	$8,785	$25,138	$(2,076)	$(8,104)	$24,108

At November 30, 2019	$7	$358	$8,807	$26,653	$(2,066)	$(8,394)	$25,365
Net income (loss)	—	—	—	(5,155)	—	—	(5,155)
Other comprehensive income (loss)	—	—	—	—	103	—	103
Cash dividends declared ($0.50 per share)	—	—	—	(342)	—	—	(342)
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	1	—	555	—	—	—	556
Equity component of Convertible Senior Notes	—	—	286	—	—	—	286
Purchases of treasury stock under the Repurchase Program and other	—	2	35	—	—	(10)	27
At May 31, 2020	$7	$360	$9,683	$21,155	$(1,962)	$(8,404)	$20,840

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

Liquidity and Management’s Plans

Due to the spread of COVID-19, we previously announced a pause of our global cruise operations. Significant events affecting travel, including COVID-19, typically have an impact on booking patterns, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe that the effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic are uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, but we continue to expect a net loss on both a U.S. GAAP and adjusted basis for the second half of 2020. We have taken and continue to take actions to improve our liquidity, including capital expenditure and operating expense reductions, suspending dividend payments on, and the repurchase of, common stock of Carnival Corporation and ordinary shares of Carnival plc and pursuing various financing transactions. In May 2020, we announced a combination of layoffs, furloughs and salary reductions across the company, including senior management.

Based on these actions and assumptions regarding the impact of COVID-19, we have concluded that we will be able to generate sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Cash Flows and the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2020 and 2019, and the Consolidated Balance Sheet at May 31, 2020 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2019 joint Annual Report on Form 10-K (“Form 10-K”) and Form 10-K/A filed with the U.S. Securities and Exchange Commission on January 28, 2020 and March 31, 2020, respectively.
For the three and six months ended May 31, 2019, we reclassified $71 million and $99 million from tour and other revenues to onboard and other revenues as well as $61 million and $90 million from tour and other costs and expenses to other operating cost and expenses in order to conform to the current year presentation.
COVID-19 Use of Estimates and Risks and Uncertainty

The preparation of our interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed. The full extent to which the effects of COVID-19 will directly or indirectly impact our business, operations, results of operations and financial condition, including our valuation of goodwill and trademarks, impairment of ships, collectability of trade and notes receivables as well as provisions for pending litigation, will depend on future developments that are highly uncertain. We believe that we have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

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

We have implemented changes to our internal controls to address the collection, recording, and accounting for leases in accordance with the new guidance. Upon adoption of the new guidance, the most significant impact was the recognition of $1.4 billion of right-of-use assets and lease liabilities relating to operating leases, reported within operating lease right-of-use assets and long-term operating lease liabilities, with the current portion of the liability reported within current portion of operating lease liabilities, in our Consolidated Balance Sheet as of December 1, 2019. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. This guidance had an immaterial impact on our Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and the compliance with debt covenants under our current agreements.

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

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits are initially included in customer deposit liabilities when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct costs and expenses of a voyage are recognized as cruise costs and expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and costs and expenses on a completed voyage basis versus on a pro rata basis is not significant. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Guest cancellation fees, when applicable, are recognized in cruise passenger ticket revenues at the time of cancellation.

Our sales to guests of air and other transportation to and from airports near the home ports of our ships are included in passenger ticket revenues, and the related costs of purchasing these services are included in transportation costs. The proceeds that we collect from the sales of third-party shore excursions are included in onboard and other revenues and the related costs are included in onboard and other costs. The amounts collected on behalf of our onboard concessionaires, net of the amounts remitted to them, are included in onboard and other revenues as concession revenues. All of these amounts are recognized on a completed voyage or pro rata basis as discussed above.

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and six months ended May 31, fees, taxes and charges included in commissions, transportation and other costs were $41 million and $215 million in 2020 and $154 million and $317 million in 2019. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We are providing flexibility to guests with bookings on sailings cancelled due to the pause in cruise operations by allowing guests to receive enhanced future cruise credits ("FCC") or elect to receive refunds in cash. We expect to be required to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the length of the pause and level of guest acceptance of FCCs. We record a liability for FCCs to the extent we have received cash from guests with bookings on cancelled sailings. We had customer deposits of $2.9 billion as of May 31, 2020 and $4.9 billion as of November 30, 2019. The current portion of our customer deposits was $2.6 billion as of May 31, 2020. These amounts include deposits related to cancelled cruises prior to the election of a cash refund by guests. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. Due to the uncertainty associated with the duration and extent of COVID-19, we are unable to estimate the amount of the May 31, 2020 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel. During the six months ended May 31, 2020 and 2019, we recognized revenues of $3.5 billion and $3.7 billion related to our customer deposits as of November 30, 2019 and December 1, 2018. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refund of customer deposits and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We have contract assets of $9 million and $154 million as of May 31, 2020 and December 1, 2019.

NOTE 3 – Debt

At May 31, 2020, our short-term borrowings consisted primarily of $3.0 billion borrowing under our multicurrency revolving credit facility (the “Revolving Facility”), $467 million commercial paper, $58 million euro-denominated commercial paper and $31 million sterling-denominated commercial paper. For the six months ended May 31, 2020, we had borrowings of $525 million and no repayments of commercial paper with original maturities greater than three months. For the six months ended May 31, 2019, there were no borrowings or repayments of commercial paper with original maturities greater than three months.

In December 2019, we borrowed $823 million under an export credit facility due in semi-annual installments through fiscal year 2032.

2023 Secured Notes

In April 2020, we issued $4.0 billion aggregate principal amount of 11.5% first-priority senior secured notes due in 2023 (the “2023 Secured Notes”). The 2023 Secured Notes mature on April 1, 2023 unless earlier redeemed or repurchased. They are guaranteed by Carnival plc and certain of our subsidiaries that own or operate our vessels and material intellectual property, and are secured by collateral, which includes vessels and intellectual property with a net book value of $28.3 billion as of May 31, 2020 and certain other assets. Prior to January 1, 2023, we may redeem the 2023 Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium and accrued and unpaid interest to the redemption date. On or after January 1, 2023, we may redeem the 2023 Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date. We may also redeem the 2023 Secured Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, if Carnival Corporation or any guarantor would have to pay any additional amounts on the 2023 Secured Notes due to a change in tax laws, regulations or rulings or a change in the official application, administration or interpretation thereof. Upon the occurrence of certain change of control events, we are required to offer to repurchase the 2023 Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the purchase date.

The indenture governing the 2023 Secured Notes contains covenants that limit our ability to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) make dividend payments on or make other distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on assets; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (vii) enter into certain transactions with our affiliates. These covenants are subject to a number of important limitations and exceptions.

Convertible Notes

In April 2020, we issued $2.0 billion aggregate principal amount of 5.75% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2023, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. The Convertible Notes are guaranteed on a senior unsecured basis by Carnival plc and our subsidiaries that guarantee the 2023 Secured Notes.

The Convertible Notes are convertible by holders, subject to the conditions described below, into cash, shares of our common stock, or a combination thereof, at our election. The Convertible Notes have an initial conversion rate of 100 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $10 per share of common stock. The initial conversion price is subject to certain anti-dilutive adjustments and may also increase if the Convertible Notes are converted in connection with a tax redemption or certain corporate events.

The Convertible Notes are convertible at any time prior to the close of business on the business day immediately preceding January 1, 2023, only under the following circumstances:

•during any fiscal quarter commencing after the fiscal quarter ended on May 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of common stock and the conversion rate on each such trading day;
•prior to the close of business on the second scheduled trading day immediately preceding any tax redemption date; or
•upon the occurrence of specified corporate events.

On or after January 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time.

As of May 31, 2020, the conditions allowing holders of the Convertible Notes to convert have not been met and therefore the Convertible Notes are not yet convertible. Subsequent to May 31, 2020, the holders are entitled to convert all or any portion of their Convertible Notes at any time during the calendar quarter starting on July 1, 2020 and ending on September 30, 2020, at the conversion rate of 100 shares of common stock per $1,000 principal amount of Convertible Notes.

If we undergo certain corporate events (each, a “fundamental change”), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a price equal to 100% of the principal amount of the
Convertible Notes to be repurchased, plus accrued and unpaid interest to the fundamental change repurchase date.

We may redeem the Convertible Notes, in whole but not in part, at any time on or prior to December 31, 2022 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, if we or any guarantor would have to pay any additional amounts on the Convertible Notes due to a change in tax laws, regulations or rulings or a change in the official application, administration or interpretation thereof.

We account for the Convertible Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows.

The carrying amount of the equity component representing the conversion option was $286 million and was calculated by deducting the carrying value of the liability component from the initial proceeds from the Convertible Notes. The excess of the principal amount of the Convertible Notes over the carrying amount of the liability component represents a debt discount that is amortized to interest expense over the term of the Convertible Notes under the effective interest rate method using an effective interest rate of 12.9%. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The net carrying value of the liability component of the Convertible Notes was as follows:

(in millions)	May 31, 2020
Principal	$2,013
Less: Unamortized debt discount and transaction costs	(333)
$1,680

The interest expense recognized related to the Convertible Notes was as follows:

(in millions)	Three and Six Months ended May 31, 2020
Contractual interest expense	$17
Amortization of debt discount and transaction costs	15
$32

Modifications

In February 2020, we extended a $452 million sterling-denominated floating rate bank loan, originally maturing in 2022, to 2025 with an option to extend to 2026.

In April 2020, we amended and extended a $166 million euro-denominated fixed rate bank loan, originally maturing in September 2020, to a floating rate loan maturing in March 2021.

Certain export credit agencies have offered 12-month debt amortization and a financial covenant holiday ("Debt Holiday"). We entered into supplemental agreements or side letters for Debt Holiday amendments to defer certain principal repayments otherwise due through March 31, 2021 through the creation of separate tranches of loans under the facilities with repayments made over the following four years.
Debt Covenant Compliance

Many of our debt agreements contain one or more financial covenants that require us to:

•Maintain minimum debt service coverage
•Maintain minimum shareholders' equity
•Limit our debt to capital ratio
•Limit the amounts of our secured and other indebtedness

At May 31, 2020, we were in compliance with all of our debt covenants.

Under the terms of certain of our debt facilities, we are required to maintain minimum debt service coverage (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) of not less than 3.0 to 1.0 at the end of each fiscal quarter. We have entered into supplemental agreements or side letters to amend our agreements with respect to this covenant to:

•Waive compliance, in conjunction with the Debt Holiday, for our export credit facilities through March 31, 2021, August 31, 2021 or December 31, 2021, as applicable. We will be required to comply beginning with the next testing date of May 31, 2021, November 30, 2021 or February 28, 2022, respectively.
•Waive compliance through November 30, 2021 for certain of our bank loans. We will be required to comply beginning with the next testing date of February 28, 2022.
•Waive compliance for the remaining applicable bank loans through their respective maturity dates.

Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms at all. If we were not able to obtain additional waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract payables. As a result, the failure to obtain the additional waivers would have a material adverse effect on us.
Secured Term Loan Facility

In June 2020, we borrowed an aggregate principal amount of $2.8 billion in two tranches ($1.9 billion and €800 million), under a first-priority senior secured term loan facility that matures on June 30, 2025 (the "Secured Term Loan Facility"). The U.S. dollar tranche bears interest at a rate per annum equal to adjusted LIBOR (with a 1% floor) plus 7.5%. The euro tranche bears interest at a rate per annum equal to EURIBOR (with a 0% floor) plus 7.5%. Both tranches of the Secured Term Loan Facility are prepayable, in whole or in part, at our option at a price equal to the face value plus a customary make-whole amount for the first year after closing, 102% of the face value for the second year after closing and par thereafter. The Secured Term Loan Facility is guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and is secured on a first-priority basis by the same collateral that currently secures, the 2023 Secured Notes. The Secured Term Loan Facility contains covenants that are substantially similar to the covenants in the indenture governing the 2023 Secured Notes. These covenants are subject to a number of important limitations and exceptions.

Credit Ratings Update

In March and April 2020, Moody’s and S&P Global downgraded our long-term issuer, senior secured and senior unsecured debt ratings. Our short-term commercial paper credit ratings were also downgraded. In May and June 2020, Moody's and S&P Global further downgraded our long-term issuer rating and our short-term rating, which prevents us from issuing additional commercial paper except for government-backed programs. In addition, our long-term ratings were placed on review for further downgrade by both rating agencies.

NOTE 4 – Contingencies
Litigation

We are routinely involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below in this section. Additionally, as a result of the impact of COVID-19, litigation claims, enforcement actions, regulatory actions and investigations, including, but not limited to, those arising from personal injury and loss of life, have been and may, in the future, be asserted against us. The existing assertions are in their initial stages. We expect many of these claims and actions, or any settlement of these claims and actions, to be covered by insurance and historically the maximum amount of our liability, net of any insurance recoverables, has been limited to our self-insurance retention levels.

We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

Legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations, financial position or liquidity.

As previously disclosed, on May 2, 2019, an action was filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. On April 17, 2020, the court reversed its dismissal of the virtually identical cases brought by Havana Docks Corporation against other cruise lines, and at that time, denied our pending motion for reconsideration on our prior motion to dismiss and allowed the plaintiff to file an amended complaint. As a result, on April 27, 2020, we filed a motion seeking leave to appeal. On May 18, 2020, we filed a motion to dismiss the plaintiff’s amended complaint and the briefing is now complete. On June 26, 2020, the court denied our motion seeking leave to appeal and denied our motion to stay discovery for 90 days.

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

Other Contingencies
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request under certain circumstances that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the card processor. As of May 31, 2020, we have been requested to provide reserve funds of $27 million and have had $14 million of customer deposits withheld to satisfy these requirements. We expect the funds withheld under these agreements will be approximately $80 million per month up to a maximum of $600 million.

COVID-19 Actions

Class Actions

On April 7, 2020, Paul Turner, a former guest from Costa Luminosa, filed a purported class action against Costa Crociere, S.p.A. (“Costa”) and Costa Cruise Line, Inc. in the U.S. District Court for the Southern District of Florida seeking compensation based on alleged severe emotional distress associated with being exposed to COVID-19 onboard and/or alleged physical injuries and severe emotional distress associated with contracting COVID-19 onboard. The action asserts claims for negligence, negligent infliction of emotional distress, intentional infliction of emotional distress, misleading advertising in violation of Florida Statute § 817.41, and negligent misrepresentation.

On April 8, 2020, numerous former guests from Grand Princess filed a purported class action against Carnival Corporation & plc and two of our subsidiaries, Princess Cruise Lines Ltd. (“Princess”) and Fairline Shipping International Corporation, Ltd. (“Fairline”), seeking compensation based on alleged severe emotional distress associated with being exposed to COVID-19 onboard, contracting COVID-19 onboard, and/or contracting COVID-19 while onboard and subsequently passing away as a result of COVID-19. The complaint asserts claims for negligence and gross negligence. This action was originally filed in the U.S. District Court for the Northern District of California, however, on May 4, 2020, the parties entered into a stipulation, which was approved by the court on May 5, 2020, that the case be transferred to the U.S. District Court for the Central District of California pursuant to the terms of the plaintiffs’ ticket contracts. Following the transfer, the plaintiffs filed a First Amended Complaint on June 2, 2020 that named Carnival Corporation and Carnival plc as defendants in place of Carnival Corporation & plc and removed Fairline as a defendant, and also added claims for negligent and intentional infliction of emotional distress.

On May 27, 2020, Service Lamp Corporation Profit Sharing Plan filed a purported class action in the U.S. District Court for the Southern District of Florida against Carnival Corporation, Arnold W. Donald and David Bernstein on behalf of all purchasers of Carnival Corporation securities between January 28 and May 1, 2020. On June 3, 2020, John P. Elmensdorp filed a purported class action in the U.S. District Court for the Southern District of Florida against the same defendants, and adding Micky Arison as a defendant. This action is on behalf of all purchasers of Carnival Corporation securities between September 26, 2019 and April 30, 2020. These complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by making misrepresentations and omissions related to Carnival Corporation’s COVID-19 knowledge and response, and seek to recover unspecified damages and equitable relief for the alleged misstatements and omissions.

On June 4, 2020, another group of former guests from Grand Princess filed a purported class action against Carnival Corporation, Carnival plc, and Princess in the U.S. District Court for the Central District of California, seeking compensation based on the same factual theories presented in the class actions described above. The action asserts claims for negligence, gross negligence, negligent infliction of emotional distress and intentional infliction of emotional distress.

On June 4, 2020, Gregory Eicher, a former guest from Grand Princess filed a purported class action against Princess in the U.S. District Court for the Central District of California, seeking compensation based on alleged severe emotional distress associated with being exposed to COVID-19 onboard and/or alleged physical injuries and severe emotional distress associated with contracting COVID-19 onboard. The action asserts claims for negligence, negligent infliction of emotional distress and intentional infliction of emotional distress.

On June 4, 2020, numerous former guests from Ruby Princess filed a purported class action against Princess in the U.S. District Court for the Central District of California, seeking compensation based on alleged severe emotional distress associated with being exposed to COVID-19 onboard and/or alleged physical injuries and severe emotional distress associated with contracting COVID-19 onboard. The action asserts claims for negligence, negligent infliction of emotional distress, and intentional infliction of emotional distress.

On June 24, 2020, Leonard C. Lindsay and Carl E.W. Zehner, former guests from Zaandam filed a purported class action in the U.S. District Court for the Western District of Washington at Seattle against Carnival Corporation, Carnival plc, Holland America Line, Inc., and Holland American Line – U.S.A., Inc. seeking compensation based on alleged serious personal injury and emotional distress, for those contracting COVID-19 and those claiming exposure to COVID-19. The action asserts claims for negligence, gross negligence, negligent infliction of emotional distress and intentional infliction of emotional distress. This case also seeks injunctive relief in the form of certain disclosures to passengers and medical monitoring.

We believe that the claims asserted in these actions are without merit and are taking proper actions to defend against them.

Individual Actions

Between March 9, 2020 and July 7, 2020, more than 100 former U.S. guests who sailed onboard various vessels, including, but not limited to, Diamond Princess, Grand Princess, or Ruby Princess, filed individual actions against Princess, and in some actions also against Carnival Corporation and/or Carnival plc in the U.S. District Court for the Central District of California. On June 11, 2020, a former guest who sailed onboard Coral Princess filed an action against Princess, Carnival Corporation and Carnival plc in the Superior Court of California, County of Los Angeles. These lawsuits include tort claims based on a variety of theories, including but not limited to negligence and failure to warn. The plaintiffs in these cases allege a variety of injuries: some plaintiffs allege only emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of cases include wrongful death claims. The defendants will respond to each of these complaints individually. Motions to dismiss were filed on June 2, 2020 in the individual actions against Princess that allege emotional distress associated with exposure to COVID-19 while onboard.

In addition, between April 7, 2020 and July 7, 2020, four former U.S. guests from Costa Luminosa filed individual actions against Costa in the U.S. District Court for the Southern District of Florida or the Circuit Court in and for the 11th Judicial Circuit in and for Miami-Dade County. These plaintiffs seek compensation on factual allegations similar to those presented by the former U.S. guests who have filed the purported class actions described above. The defendants will respond to each of these complaints individually.

On June 16, 2020, Patricia Vickers, on behalf of the Estate of Jessie Vickers, a former guest from Carnival Ecstasy, filed an action against Carnival Corporation in the U.S. District Court for the Southern District of Georgia seeking compensation based on a claim alleging wrongful death as a result of contracting COVID-19. The action asserts a claim for negligence.

On June 30, 2020, Kenneth and Nora Hook, former guests from Zaandam, filed an action against Holland America Line N.V. in the U.S. District Court for the Western District of Washington at Seattle seeking compensation in the form of economic and non-economic damages relating to Mr. Hook contracting COVID-19 and punitive damages. The action asserts a claim for negligence.

These individual actions seek monetary and punitive damages but do not specify exact amounts. We are taking proper actions to defend against them.

Governmental Inquiries and Investigations

Federal, state and non-U.S. governmental agencies and officials are investigating or otherwise seeking information, testimony and/or documents, regarding COVID-19 incidents and related matters, including, but not limited to, those noted below. We are investigating these matters internally and are cooperating with all requests. The investigations could result in the imposition of civil and criminal penalties in the future.

In March and April, 2020, there were several inquiries or investigations initiated by foreign governmental authorities related to Ruby Princess, including authorities in Australia and New Zealand.

In May 2020, we received requests for information from the U.S. House of Representatives Transportation and Infrastructure Committee and the Senate Committee on Commerce, Science, and Transportation related to COVID-19 matters. In April 2020, the Federal Maritime Commission announced that it would lead a fact finding investigation to identify commercial measures passengers cruise lines can adopt to mitigate COVID-19 related impacts.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	May 31, 2020				November 30, 2019
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$94	$—	$30	$62	$181	$—	$31	$149
Total	$94	$—	$30	$62	$181	$—	$31	$149
Liabilities
Fixed rate debt (b)	$13,061	$—	$12,901	$—	$7,438	$—	$7,782	$—
Floating rate debt (b)	8,362	—	7,112	—	4,195	—	4,248	—
Total	$21,422	$—	$20,013	$—	$11,634	$—	$12,030	$—

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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	May 31, 2020			November 30, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,881	$—	$—	$518	$—	$—
Restricted cash	15	—	—	13	—	—
Derivative financial instruments	—	—	—	—	58	—
Total	$6,896	$—	$—	$530	$58	$—
Liabilities
Derivative financial instruments	$—	$12	$—	$—	$25	$—
Total	$—	$12	$—	$—	$25	$—

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

As a result of the effect of COVID-19 on our expected future operating cash flows, we performed interim discounted cash flow analyses for certain reporting units with goodwill as of February 29, 2020 and for all reporting units with goodwill as of May 31, 2020. During the six months ended May 31, 2020, we determined that the estimated fair values of two of our North America & Australia (“NAA”) segment reporting units and two of our Europe & Asia (“EA”) segment reporting units no longer exceeded their carrying values. We recognized goodwill impairment charges of $1.4 billion and $2.1 billion during the three and six months ended May 31, 2020, respectively and have no remaining goodwill for those reporting units. We also performed trademark impairment reviews and determined there was no impairment to our trademarks.

The determination of our reporting units' goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

•Changes in market conditions, port restrictions or strategy, including decision about the allocation of new ships amongst brands and the transfer of ships between brands
•Forecasted future operating results, including net revenue yields and fuel expenses
•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy (including decisions about the allocation of new ships amongst brands and the transfer of ships between brands), which influence determinations of fair value, may result in a need to recognize an additional impairment charge. Refer to Note 1 - "General, COVID-19 Use of Estimates and Risks and Uncertainty" for additional discussion.

	Goodwill
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2019	$1,898	$1,014	$2,912
Impairment charges	(1,319)	(777)	(2,096)
Foreign currency translation adjustment	—	(26)	(26)
At May 31, 2020	$579	$211	$790

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2019	$927	$240	$1,167
Foreign currency translation adjustment	—	(6)	(6)
At May 31, 2020	$927	$234	$1,162

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the effect of COVID-19 on our expected future operating cash flows, we determined certain impairment triggers had occurred. Accordingly, we performed undiscounted cash flow analyses on some ships in our fleet as of February 29, 2020 and May 31, 2020. Based on these undiscounted cash flow analyses, we determined that certain ships had net carrying values that exceeded their estimated undiscounted future cash flows. We estimated the fair values of these ships based on their discounted cash flows or estimated selling value. We then compared these estimated fair values to the net carrying values and, as a result, we recognized the following ship impairment charges:

•$348 million and $150 million of ship impairment charges in the NAA and EA segments, respectively for the three months ended May 31, 2020.
•$520 million and $308 million of ship impairment charges in the NAA and EA segments, respectively for the six months ended May 31, 2020.

The principal assumptions used in our analyses consisted of changes in strategy (including decisions about the sale of ships, estimated sale proceeds and timing, as well as the transfer of ships between brands), return to service, forecasted future operating results, including net revenue yields and fuel expenses. All principal assumptions are considered Level 3 inputs. Refer to Note 1 - "General, COVID-19 Use of Estimates and Risks and Uncertainty" for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	May 31, 2020	November 30, 2019
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$—	$32
	Other assets	—	25
Total derivative assets		$—	$58
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Accrued liabilities and other	$—	$1
	Other long-term liabilities	—	9
Foreign currency zero cost collars (b)	Accrued liabilities and other	2	1
Interest rate swaps (c)	Accrued liabilities and other	5	6
	Other long-term liabilities	6	9
Total derivative liabilities		$12	$25

(a)At May 31, 2020, we had no cross currency swaps. At November 30, 2019, we had cross currency swaps totaling $1.9 billion that were designated as hedges of our net investment in foreign operations with a euro-denominated functional currency.
(b)At May 31, 2020 and November 30, 2019, we had foreign currency derivatives consisting of foreign currency zero cost collars designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $266 million at May 31, 2020 and $300 million at November 30, 2019 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At May 31, 2020, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	May 31, 2020
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$—	$—	$—	$—	$—
Liabilities	$12	$—	$12	$—	$12

	November 30, 2019
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$58	$—	$58	$(4)	$54
Liabilities	$25	$—	$25	$(4)	$21

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2020	2019	2020	2019
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$133	$18	$131	$20
Cross currency swaps - net investment hedges - excluded component	$(43)	$10	$(1)	$(1)
Foreign currency zero cost collars - cash flow hedges	$1	$(1)	$(1)	$(1)
Foreign currency forwards - cash flow hedges	$38	$—	$53	$—
Interest rate swaps - cash flow hedges	$4	$—	$4	$1
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(1)	$(2)	$(3)	$(4)
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$2	$6	$12	$11

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
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and are of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of May 31, 2020, we have designated $816 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations and for the three and six months ended May 31, 2020, we recognized $36 million and $38 million of gains on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have $5.3 billion of euro-denominated debt, which provides an economic offset for our operations with euro functional currency.

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At May 31, 2020, for the following newbuilds, we had foreign currency contracts for a portion of our euro-denominated shipyard payments. These contracts are designated as cash flow hedges.

	Entered Into	Matures In	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Foreign currency zero cost collars
Enchanted Princess	2019	June 2020	$1.04	$1.28
Mardi Gras	2019	October 2020	$1.05	$1.28
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under the zero cost collars.
At May 31, 2020, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $7.3 billion for newbuilds scheduled to be delivered from 2020 through 2025.
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
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At May 31, 2020, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales.

Historically, we have not experienced significant credit losses, including counterparty nonperformance. Because of the impact COVID-19 is having on economies, we have experienced, and expect to continue to experience, an increase in credit losses.

NOTE 6 – Leases

Substantially all of our leases for which we are the lessee are operating leases of port facilities and real estate and are included within operating lease right-of-use assets, long-term operating lease liabilities and current portion of operating lease liabilities in our Consolidated Balance Sheet as of May 31, 2020.

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

As most of our leases do not have a readily determinable implicit rate, we estimate the incremental borrowing rate ("IBR") to determine the present value of lease payments. We apply judgment in estimating the IBR including considering the term of the lease, the currency in which the lease is denominated, and the impact of collateral and our credit risk on the rate. For leases that were in place upon adoption of Leases, we used the remaining lease term as of December 1, 2019 in determining the IBR. For the initial measurement of the lease liabilities for leases commencing after December 1, 2019, the IBR at the lease commencement date was applied.

We amortize our lease assets on a straight-line basis over the lease term. The components of expense were as follows:

(in millions)	Three months ended May 31, 2020	Six months ended May 31, 2020
Operating lease expense	$55	$103
Variable lease expense (a) (b)	$(21)	$10

(a)Variable lease expense represents costs associated with our multi-year preferential berthing agreements which vary based on the number of passengers. These costs are recorded within commission, transportation and other in our Consolidated Statements of Income (Loss). Variable and short-term lease costs related to operating leases, other than the port facilities, were not material to our consolidated financial statements.
(b)Several of our preferential berthing agreements have Force Majeure provisions. We have treated the concessions granted under such provision as variable payment adjustments. If our interpretation of the Force Majeure provisions is disputed, we could be required to record and make additional guarantee payments.

We have multiple agreements, with a total undiscounted minimum commitment of approximately $430 million, that have been executed but the lease term has not commenced as of May 31, 2020. These are substantially all related to our rights to use certain port facilities. The leases are expected to commence between 2020 and 2022.

During the six months ended May 31, 2020, we obtained $124 million of right-of-use assets in exchange for new operating lease liabilities. The cash outflow for leases was materially consistent with the lease expense recognized during the three and six months ended May 31, 2020.

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

May 31, 2020
Weighted average remaining lease term - operating leases (in years)	13
Weighted average discount rate - operating leases	3.2%

As of May 31, 2020, maturities of operating lease liabilities were as follows:

(in millions) Year
Remainder of 2020	$92
2021	191
2022	159
2023	153
2024	145
Thereafter	1,066
Total lease payments	1,806
Less: Present value discount	(360)
Present value of lease liabilities	$1,445

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

We have sales-type leases of ships for which we are the lessor. As of May 31, 2020, the net investment related to these leases was $48 million.
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

	Three Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2020
NAA	$457	$1,631	$297	$369	$(2,860)	(a)
EA	238	773	126	168	(1,174)	(b)
Cruise Support	22	53	61	33	(125)
Tour and Other	24	28	8	7	(19)
	$740	$2,484	$492	$577	$(4,177)
2019
NAA	$3,162	$2,033	$342	$339	$447
EA	1,561	1,033	185	166	177
Cruise Support	44	32	87	27	(102)
Tour and Other	71	61	7	9	(7)
	$4,838	$3,159	$621	$542	$515

(a) Includes $1.0 billion of goodwill impairment charges.
(b) Includes $345 million of goodwill impairment charges.

	Six Months Ended May 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2020
NAA	$3,597	$3,904	$697	$733	$(3,056)	(c)
EA	1,790	2,090	333	334	(1,743)	(d)
Cruise Support	66	(34)	126	64	(91)
Tour and Other	76	47	14	16	—
	$5,529	$6,007	$1,170	$1,147	$(4,891)
2019
NAA	$6,239	$4,043	$695	$667	$833
EA	3,087	2,108	390	318	270
Cruise Support	86	60	152	55	(180)
Tour and Other	99	90	13	19	(22)
	$9,511	$6,301	$1,250	$1,059	$902
(c) Includes $1.3 billion of goodwill impairment charges.
(d) Includes $777 million of goodwill impairment charges.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions)	2020	2019	2020	2019
North America	$404	$2,639	$3,051	$5,159
Europe	250	1,350	1,616	2,749
Australia and Asia	65	741	680	1,324
Other	21	108	182	279
	$740	$4,838	$5,529	$9,511

NOTE 8 – Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
(in millions, except per share data)	2020	2019	2020	2019
Net income (loss) for basic and diluted earnings per share	$(4,374)	$451	$(5,155)	$787
Weighted-average shares outstanding	721	691	702	692
Dilutive effect of equity plans	—	2	—	2
Diluted weighted-average shares outstanding	721	693	702	694
Basic earnings per share	$(6.07)	$0.65	$(7.34)	$1.14
Diluted earnings per share	$(6.07)	$0.65	$(7.34)	$1.13

Antidilutive shares excluded from diluted earnings per share computations were as follows:

(in millions)	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Equity awards	—	1
Convertible senior notes	120	60
Total antidilutive securities	120	61

There were no antidilutive shares excluded from our 2019 diluted earnings per share computations.

NOTE 9 – Supplemental Cash Flow Information

(in millions)	May 31, 2020	November 30, 2019
Cash and cash equivalents (Consolidated Balance Sheets)	$6,881	$518
Restricted cash included in prepaid expenses and other and other assets	15	13
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$6,896	$530

We did not issue notes receivable upon sale of ships during the six months ended May 31, 2020. For the six months ended May 31, 2019, we issued notes receivable upon sale of ships of $104 million.

NOTE 10 – Other Assets

We have a minority interest in CSSC Carnival Cruise Shipping Limited (“CSSC-Carnival”), a China-based cruise company which will operate its own fleet designed to serve the Chinese market. Our investment in CSSC-Carnival was $131 million as of May 31, 2020 and $48 million as of November 30, 2019. In December 2019, we sold to CSSC-Carnival a controlling interest in an entity with full ownership of two EA segment ships and recognized a related gain of $107 million, included in other operating expenses in our Consolidated Statements of Income (Loss). We will continue to operate both ships under bareboat charter agreements into 2021.

NOTE 11 – Defined Benefit Pension Plans and Restructuring Costs

We have several single-employer defined benefit pension plans, which cover some of our shipboard and shoreside employees. The U.S. and UK shoreside employee plans are closed to new membership and are funded at or above the level required by U.S. or UK regulations. As required by UK regulations, the UK employee plan is undergoing its triennial valuation. Due to the COVID-19 pandemic and its impact on the economic environment and our operations, the finalization of the valuation may result in a plan deficit which would then trigger a funding obligation under UK regulations. The remaining defined benefit plans are primarily unfunded. In determining all of our plans’ benefit obligations at November 30, 2019 and 2018, we assumed a weighted-average discount rate of 2.4% for 2019 and 3.4% for 2018.

In May 2020, we announced a combination of layoffs, furloughs and salary reductions across the company in response to the extended pause in our global cruise operations. We incurred restructuring costs of $39 million principally consisting of severance and our continued payment of health benefits to affected employees. These costs are included in the selling and administrative line item within our Consolidated Statements of Income (Loss).

NOTE 12 – Subsequent Events

Property and Equipment

In June 2020, we entered into an agreement to sell an NAA segment 1,350-passenger capacity ship.

In June 2020, we entered into an agreement to sell an NAA segment 1,260-passenger capacity ship.

In June 2020, we entered into an agreement to sell an EA segment 2,010-passenger capacity ship.

In June 2020, we sold and transferred an EA segment 1,930-passenger capacity ship.

In July 2020, we entered into an agreement to sell an NAA segment 2,060-passenger capacity ship.

In July 2020, we entered into an agreement to sell an NAA segment 2,050-passenger capacity ship.

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
•COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, litigation, cash flows, liquidity, and stock price
•As a result of the COVID-19 outbreak, we have paused our guest cruise operations, and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with a maintenance covenant in certain of our debt facilities as of May 31, 2021
•World events impacting the ability or desire of people to travel may lead to a decline in demand for cruises
•Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters may impact the satisfaction of our guests and crew and lead to reputational damage
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax may lead to litigation, enforcement actions, fines, penalties, and reputational damage
•Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and lead to reputational damage
•Ability to recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time may adversely impact our business operations, guest services and satisfaction
•Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs
•Fluctuations in foreign currency exchange rates may adversely impact our financial results
•Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales, pricing and destination options
•Geographic regions in which we try to expand our business may be slow to develop or ultimately not develop how we expect

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

Recent Developments

PREPARATION FOR THE RESUMPTION OF GUEST OPERATIONS

We expect to resume guest operations, with ongoing collaboration from both government and health authorities, in a phased manner. Specific brands and ships are expected to return to service over time to provide their guests with unmatched joyful vacations in a manner consistent with our highest priorities, which are compliance, environmental protection and the health, safety and well-being of our guests, crew and the communities our ships visit. We anticipate that initial sailings will be from a select number of easily accessible homeports. We expect future capacity to be moderated by the phased re-entry of our ships, the removal of capacity from our fleet and delays in new ship deliveries.
In connection with our capacity optimization strategy, we intend to accelerate the removal of ships in fiscal 2020 which were previously expected to be sold over the ensuing years. We have sold one ship during June 2020 and have agreements for the disposal of five ships and preliminary agreements for an additional three ships, all of which are expected to leave the fleet in the next 90 days. These agreements are in addition to the sale of four ships, which were announced prior to fiscal 2020. In total, the 13 ships expected to leave the fleet represent a nearly nine percent reduction in current capacity. We currently expect only five of the nine ships originally scheduled for delivery in fiscal 2020 and fiscal 2021 will be delivered prior to the end of fiscal year 2021.

Health and Safety Protocols

In preparation for the resumption of our cruises, and consistent with our commitment to provide our guests with a safe and healthy environment, we are proactively consulting and working in close cooperation with various medical policy experts and public health authorities to develop enhanced procedures and protocols for health and safety onboard our ships. A comprehensive restart protocol may include areas such as medical care, screening, testing, mitigation and sanitization addressing arrival and departure at cruise terminals, the boarding and disembarkation process, onboard experiences and shore excursions.

Update on Bookings

Our brands have announced various incentives and flexibility for certain booking payments on select sailings to support guest confidence in making new bookings. These incentives vary by brand and sailing and include onboard credits and reduced or refundable deposits. In addition, we are providing flexibility to guests with bookings on sailings cancelled due to the pause by offering guests the flexibility of enhanced future cruise credits ("FCC") or an election for a refund in cash. Enhanced FCCs increase the value of the guest's original booking or provide incremental onboard credits. As of June 21, 2020, approximately half of guests affected have requested cash refunds. Despite substantially reduced marketing and selling spend, we continue to see demand from new bookings for 2021. For the six weeks ended May 31, 2020, approximately two-thirds of 2021 bookings were new bookings. For the most recent booking period, the first three weeks in June 2020, almost 60 percent of 2021 bookings were new bookings. The remaining 2021 booking volumes resulted from guests applying their FCCs to specific future cruises.

As of May 31, 2020, cumulative advanced bookings for the full year of 2021 capacity currently available for sale are within historical ranges at prices that are down in the low to mid-single digits range, on a comparable basis, including the negative yield impact of FCCs and onboard credits applied. However, we saw an improvement in booking volumes for the six weeks ending May 31, 2020 compared to the prior six weeks.

As of June 21, 2020, cumulative advanced bookings for the full year of 2021 capacity currently available for sale remain within historical ranges at prices that are down in the low to mid-single digits range, on a comparable basis, including the negative yield impact of FCCs and onboard credits applied. For the full year of 2021, booking volumes for the nine weeks ending June 21, 2020, were running meaningfully behind the prior year.

As of May 31, 2020, the current portion of customer deposits was $2.6 billion, the majority of which are FCCs. $121 million of our customer deposit balance relates to third quarter sailings and $353 million relates to fourth quarter sailings. We continue to expect any decline in the customer deposits balance in the second half of 2020, all of which is expected to occur in the third quarter, to be significantly less than the decline in the second quarter of 2020.

COVID-19 RESPONSE

In the face of the impact of the COVID-19 global pandemic, we paused our guest cruise operations in mid-March. In response to this unprecedented situation, we acted to protect the health and safety of guests and shipboard team members, optimize the pause in guest operations and maximize our liquidity position.

Protecting the Health and Safety of Guests and Team Members

During this period we have returned over 260,000 guests to their homes, coordinating with a large number of countries around the globe. We chartered aircraft, utilized commercial flights and even used our ships to sail home guests who could not fly. In addition, we worked around the clock with various local governmental authorities, utilized our ships and chartered hundreds of planes to repatriate shipboard team members as quickly as possible. We have successfully repatriated approximately 77,000 of our shipboard team members to more than 130 countries around the globe, which is substantially all of our onboard workforce other than the safe manning team members who will remain on the ships.
Optimizing the Pause in Guest Operations

We estimate that our ongoing ship operating and administrative expenses will be approximately $250 million per month once all ships are in paused status. We continue to seek ways to further reduce this monthly requirement.

Reduced Operating Expenses

We have taken significant actions to reduce operating expenses during the pause in guest operations:
•While maintaining compliance, environmental protection and safety, we significantly reduced ship operating expenses, including food, fuel, insurance and port charges by transitioning ships into paused status, either at anchor or in port and staffed at a safe manning level
•As of July 7, 2020, 53 of our ships are in their full pause status. We expect substantially all of our ships to reach their full pause status during the third quarter of 2020
•Significantly reduced marketing and selling expenses
•Implemented a combination of layoffs, furloughs, reduced work weeks and salary and benefit reductions across the company, including senior management
•Instituted a hiring freeze across the organization, significantly reduced consultant and contractor roles

Reduced Capital Expenditures

We have reduced capital expenditures and estimate $300 million of non-newbuild capital expenditures during the second half of 2020, which largely consists of previously committed expenditures.
We currently expect only five of the nine ships originally scheduled for delivery in fiscal 2020 and fiscal 2021 will be delivered prior to the end of fiscal year 2021. We have committed future financing, comprised of ship export credit facilities, associated with these newbuilds.

Refer to “Risk Factors” - "COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, litigation, cash flows, liquidity, and stock price".

New Accounting Pronouncements

Refer to Note 1 - "General, Accounting Pronouncements" of the consolidated financial statements for additional discussion regarding accounting pronouncements.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the Form 10-K. A discussion of our impairment charges recognized during the first and second quarters of 2020 for goodwill and ship impairment is included in the accompanying consolidated financial statements.

Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months, although 2020 will continue to be adversely impacted by COVID-19. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. This historical trend has been disrupted by the pause in global cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska's cruise season. During 2020, the Alaska cruise season will be adversely impacted by the effects of COVID-19.

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
ALBDs (in thousands) (a)	3,621	21,645	25,598	42,944
Occupancy percentage (b)	96.1%	105.3%	103.1%	105.0%
Passengers carried (in thousands)	426	3,101	3,489	6,038

Fuel consumption in metric tons (in thousands)	482	835	1,314	1,664
Fuel cost per metric ton consumed	$418	$507	$455	$483

Currencies (USD to 1)
AUD	$0.63	$0.70	$0.66	$0.71
CAD	$0.72	$0.75	$0.74	$0.75
EUR	$1.09	$1.12	$1.10	$1.13
GBP	$1.24	$1.30	$1.27	$1.29
RMB	$0.14	$0.15	$0.14	$0.15

We paused our guest operations in mid-March 2020 and have been in a pause for a majority of the second quarter. The pause in guest operations is continuing to have material negative impacts on all aspects of our business, including the above statistical information.

Notes to Statistical Information

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

(b)In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Results of Operations

Consolidated
	Three Months Ended May 31,			% increase (decrease)	Six Months Ended May 31,			% increase (decrease)
(in millions)	2020	2019	Change		2020	2019	Change
Revenues
Passenger ticket	$446	$3,257	$(2,811)	(86)%	$3,680	$6,456	$(2,776)	(43)%
Onboard and other	294	1,580	(1,287)	(81)%	1,849	3,054	(1,205)	(39)%
	740	4,838	(4,098)	(85)%	5,529	9,511	(3,981)	(42)%
Operating Costs and Expenses
Commissions, transportation and other	297	613	(316)	(51)%	1,064	1,322	(258)	(20)%
Onboard and other	114	485	(371)	(77)%	585	952	(367)	(39)%
Payroll and related	705	566	139	24%	1,315	1,123	192	17%
Fuel	201	423	(222)	(52)%	598	804	(206)	(26)%
Food	108	269	(161)	(60)%	385	538	(152)	(28)%
Ship and other impairments	589	—	589	100%	919	—	918	100%
Other operating	471	803	(332)	(41)%	1,142	1,562	(420)	(27)%
	2,484	3,159	(675)	(21)%	6,007	6,301	(294)	(5)%

Selling and administrative	492	621	(129)	(21)%	1,170	1,250	(80)	(6)%
Depreciation and amortization	577	542	35	6%	1,147	1,059	89	8%
Goodwill impairment	1,364	—	1,364	100%	2,096	—	2,096	100%
	4,918	4,323	595	14%	10,420	8,609	1,811	21%
Operating Income (Loss)	$(4,177)	$515	$(4,693)	(911)%	$(4,891)	$902	$(5,792)	(642)%

NAA
	Three Months Ended May 31,			% increase (decrease)	Six Months Ended May 31,			% increase (decrease)
(in millions)	2020	2019	Change		2020	2019	Change
Revenues
Passenger ticket	$271	$2,066	$(1,795)	(87)%	$2,324	$4,080	$(1,756)	(43)%
Onboard and other	185	1,095	(910)	(83)%	1,274	2,159	(885)	(41)%
	457	3,162	(2,705)	(86)%	3,597	6,239	(2,641)	(42)%

Operating Costs and Expenses	1,631	2,033	(402)	(20)%	3,904	4,043	(139)	(3)%
Selling and administrative	297	342	(45)	(13)%	697	695	2	—%
Depreciation and amortization	369	339	30	9%	733	667	66	10%
Goodwill impairment	1,019	—	1,019	100%	1,319	—	1,319	100%
	3,316	2,715	601	22%	6,653	5,406	1,248	23%
Operating Income (Loss)	$(2,860)	$447	$(3,306)	(740)%	$(3,056)	$833	$(3,889)	(467)%

EA
	Three Months Ended May 31,			% increase (decrease)	Six Months Ended May 31,			% increase (decrease)
(in millions)	2020	2019	Change		2020	2019	Change
Revenues
Passenger ticket	$184	$1,215	$(1,031)	(85)%	$1,397	$2,412	$(1,015)	(42)%
Onboard and other	54	346	(292)	(85)%	393	675	(282)	(42)%
	238	1,561	(1,323)	(85)%	1,790	3,087	(1,297)	(42)%

Operating Costs and Expenses	773	1,033	(260)	(25)%	2,090	2,108	(19)	(1)%
Selling and administrative	126	185	(59)	(32)%	333	390	(57)	(15)%
Depreciation and amortization	168	166	2	1%	334	318	16	5%
Goodwill impairment	345	—	345	100%	777	—	777	100%
	1,412	1,384	28	2%	3,533	2,817	716	25%
Operating Income (Loss)	$(1,174)	$177	$(1,351)	(763)%	$(1,743)	$270	$(2,014)	(745)%

We paused our guest operations in mid-March 2020 and as a result have been in a pause for a majority of the second quarter. The pause in guest operations is continuing to have material negative impacts on all aspects of our business. The longer the pause in guest operations continues the greater the impact on our liquidity and financial position.

For the three and six months ended May 31, 2020, as a result of the pause in our guest cruise operations, we have experienced meaningfully lower revenues compared to the prior year periods resulting in operating losses for the current periods. We are unable to definitively predict when we will return to normal operations. As a result, we are currently unable to provide an earnings forecast. We expect a net loss on both a U.S. GAAP and adjusted basis for the second half of 2020.

While maintaining compliance, environmental protection and safety, we significantly reduced ship operating expenses, including food, fuel, insurance and port charges by transitioning ships into paused status, either at anchor or in port and staffed at a safe manning level. As of July 7, 2020, 53 of our ships are in their full pause status. We expect substantially all of our ships to reach their full pause status during the third quarter. We estimate that our ongoing ship operating and administrative expenses will be approximately $250 million per month once all ships are in paused status. We continue to seek ways to further reduce this monthly requirement.

In addition, during the quarter we incurred incremental COVID-19 related costs associated with repatriating guests and crew members, enhancing health protocols and sanitizing our ships, restructuring costs and defending lawsuits.

As a result of the effects of COVID-19 on our expected future operating cash flows, we recognized goodwill impairment charges of $1.4 billion and $2.1 billion during the three and six months ended May 31, 2020, respectively. In addition, we recognized ship impairment charges of $498 million and $828 million during the three and six months ended May 31, 2020, respectively.
Explanations of Non-GAAP Financial Measures

We use adjusted net income and adjusted earnings per share as non-GAAP financial measures of our cruise segments’ and the company’s financial performance. These non-GAAP financial measures are provided along with U.S. GAAP net income (loss) and U.S. GAAP diluted earnings per share.

We believe that gains and losses on ship sales, impairment charges, restructuring costs and other gains and losses are not part of our core operating business and are not an indication of our future earnings performance. Therefore, we believe it is more meaningful for these items to be excluded from our net income (loss) and earnings per share and, accordingly, we present adjusted net income and adjusted earnings per share excluding these items.

Adjusted EBITDA is a non-GAAP measure, and we believe that the presentation of Adjusted EBITDA provides additional information to investors about our operating profitability adjusted for certain non-cash items and other gains and expenses that we believe are not part of our core operating business and are not an indication of our future earnings performance. Further, we believe that the presentation of Adjusted EBITDA provides additional information to investors about our ability to operate our business in compliance with the restrictions set forth in our debt agreements. We define Adjusted EBITDA as adjusted net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization and (iv) other exceptional items. There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items that directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA in conjunction with net income as calculated in accordance with GAAP.

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

Key Performance Non-GAAP Financial Indicators

The table below reconciles Adjusted net income (loss) and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(in millions, except per share data)	2020	2019	2020	2019
Net income (loss)
U.S. GAAP net income (loss)	$(4,374)	$451	$(5,155)	$787
(Gains) losses on ship sales and impairments	1,953	(16)	2,882	(14)
Restructuring expenses	39	—	39	—
Other	—	22	3	22
Adjusted net income (loss)	$(2,382)	$457	$(2,231)	$795
Interest expense, net of capitalized interest	182	54	237	105
Interest income	(6)	(5)	(11)	(9)
Income tax expense, net	(11)	8	—	10
Depreciation and amortization	577	542	1,147	1,059
Adjusted EBITDA	$(1,640)	$1,056	$(859)	$1,959
Weighted-average shares outstanding	721	693	702	694

Earnings per share
U.S. GAAP diluted earnings per share	$(6.07)	$0.65	$(7.34)	$1.13
(Gains) losses on ship sales and impairments	2.71	(0.02)	4.10	(0.02)
Restructuring expenses	0.05	—	0.06	—
Other	—	0.03	—	0.03
Adjusted earnings per share	$(3.30)	$0.66	$(3.18)	$1.15

Liquidity, Financial Condition and Capital Resources

We have taken and continue to take actions to improve our liquidity, including the following.
•On March 13, 2020, we fully drew down our $3.0 billion Revolving Facility.
•On March 24, 2020, we settled outstanding derivatives resulting in proceeds of $220 million.
•In April 2020, we completed (i) a public offering of 71,875,000 shares of Carnival Corporation’s common stock at a price per share of $8.00, resulting in net proceeds of $556 million and (ii) a private offering of $2.0 billion aggregate principal amount of the Convertible Notes. The Convertible Notes mature on April 1, 2023, and our obligations thereunder are guaranteed (on an unsecured basis) by the same entities that guarantee our obligations under the 2023 Secured Notes and the Secured Term Loan Facility.
•In April 2020, we completed a private offering of $4.0 billion aggregate principal amount of 11.5% 2023 Secured Notes that mature on April 1, 2023. Our obligations under the 2023 Secured Notes are guaranteed by Carnival plc and certain of our subsidiaries, and are secured on a first-priority basis by collateral, which includes vessels, intellectual property and certain other assets.
•We qualified for a government commercial paper program providing over $700 million of available liquidity.
•In April 2020, we extended a $166 million euro-denominated bank loan, originally maturing in 2020, to March 2021.
•Certain of our export credit agency counterparties have offered Debt Holidays. We have entered into supplemental agreements or side letters for Debt Holiday amendments to defer certain principal repayments otherwise due through March 2021 through the creation of separate tranches of loans with repayments made over the following four years. In connection with Debt Holidays, we have also entered into supplemental agreements or side letters to waive the minimum debt service coverage financial covenant for our export credit facilities through March 31, 2021, August 31, 2021 or December 31, 2021, as applicable. We will be required to comply beginning with the next testing date of May 31, 2021, November 30, 2021 or February 28, 2022, respectively.
•We obtained waivers of the minimum debt service coverage financial covenant for certain of our bank loans through November 2021. We also obtained waivers of the covenant for the remaining applicable bank loans through their respective maturity dates.
•To further enhance our liquidity, as well as comply with the dividend restrictions contained in our recent debt agreements, we have suspended the payment of dividends on, and the repurchase of, the common stock of Carnival Corporation and the ordinary shares of Carnival plc.
•On June 30, 2020, we borrowed an aggregate principal amount of $2.8 billion in two tranches ($1.9 billion and €800 million), under the Secured Term Loan Facility that matures on June 30, 2025. The U.S. dollar tranche bears interest at a rate per annum equal to adjusted LIBOR (with a 1% floor) plus 7.5%. The euro tranche bears interest at a rate per annum equal to EURIBOR (with a 0% floor) plus 7.5%. Both tranches of the Secured Term Loan Facility are prepayable, in whole or in part, at our option at a price equal to the face value plus a customary make-whole amount for the first year after closing, 102% of the face value for the second year after closing and par thereafter. The Secured Term Loan Facility is guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and is secured on a first-priority basis by the same collateral that currently secures, the 2023 Secured Notes. The Secured Term Loan Facility contains covenants that are substantially similar to the covenants in the indenture governing the 2023 Secured Notes. These covenants are subject to a number of important limitations and exceptions.
•We are also currently working towards obtaining COVID-19 related financing with certain government entities in Europe that could provide additional available liquidity.
•We have sold one ship during June 2020 and have agreements for the disposal of five ships and preliminary agreements for an additional three ships, all of which are expected to leave the fleet in the next 90 days. These agreements are in addition to the sale of four ships, which were announced prior to fiscal 2020. In total, the 13 ships expected to leave the fleet represent a nearly nine percent reduction in current capacity. We currently expect only five of the nine ships originally scheduled for delivery in fiscal 2020 and fiscal 2021 will be delivered prior to the end of fiscal year 2021.

As of May 31, 2020, we have a total of $7.6 billion of available liquidity. In addition, we have $8.8 billion of committed export credit facilities that are available to fund ship deliveries originally planned through 2023.

During the pause in guest operations, the monthly average cash burn rate for the second half of 2020 is estimated to be approximately $650 million. This rate includes approximately $250 million of ongoing ship operating and administrative expenses, working capital changes (excluding changes in customer deposits and reserves for credit card processors), interest expense and committed capital expenditures (net of committed export credit facilities) and also excludes scheduled debt maturities. We continue to explore opportunities to further reduce our monthly cash burn rate.

In March and April 2020, Moody’s and S&P Global downgraded our long-term issuer, senior secured and senior unsecured debt ratings. Our short-term commercial paper credit ratings were also downgraded. In May and June 2020, Moody's and S&P Global further downgraded our long-term issuer rating and our short-term rating, which prevents us from issuing additional commercial paper except for government-backed programs. In addition, our long-term ratings were placed on review for further downgrade by both rating agencies.

We had a working capital deficit of $3.6 billion as of May 31, 2020 compared to a working capital deficit of $7.1 billion as of November 30, 2019. The decrease in working capital deficit was caused by an increase in cash and cash equivalents and a decrease in customer deposits, partially offset by increases in short-term debt, accounts payable and the current portion of long-term debt. Historically, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital deficit were $2.6 billion and $4.7 billion of customer deposits as of May 31, 2020 and November 30, 2019, respectively. We are providing flexibility to guests with bookings on sailings cancelled due to the pause by allowing guests to receive enhanced future cruise credits ("FCC") or elect to receive refunds in cash. We expect to be required to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the length of the pause and level of guest acceptance of FCCs. We record a liability for FCCs to the extent we have received cash from guests with bookings on cancelled sailings. As of June 21, 2020, approximately half of guests affected have requested cash refunds. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We expect that we will continue to have working capital deficits in the future.

Refer to Note 1 - "General, Liquidity and Management's Plans" of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities
Our business used $(1.8) billion of net cash flows in operating activities during the six months ended May 31, 2020, a decrease of $5.0 billion, or (157)%, compared to $3.2 billion provided for the same period in 2019.

Investing Activities
During the six months ended May 31, 2020, net cash used in investing activities was $1.3 billion. This was driven by the following:
•Capital expenditures of $915 million for our ongoing new shipbuilding program
•Capital expenditures of $753 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships of $236 million
•Proceeds of $220 million from the settlement of outstanding derivatives

During the six months ended May 31, 2019, net cash used in investing activities was $2.9 billion. This was caused by the following:
•Capital expenditures of $2.1 billion for our ongoing new shipbuilding program
•Capital expenditures of $876 million for ship improvements and replacements, information technology and buildings and improvements
Financing Activities
During the six months ended May 31, 2020, net cash provided by financing activities of $9.4 billion was caused by the following:
•Net proceeds from short-term borrowings of $3.3 billion in connection with our availability of, and needs for, cash at various times throughout the period, including proceeds of $3.0 billion from the Revolving Facility
•Repayments of $383 million of long-term debt

•Issuances of $6.7 billion of long-term debt, including net proceeds of $3.9 billion from the issuance of the 2023 Secured Notes and net proceeds of $2.0 billion from the issuance of the Convertible Notes
•Payments of cash dividends of $689 million
•Purchases of $12 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program
•Net proceeds of $556 million from our public offering of Carnival Corporation common stock

During the six months ended May 31, 2019, net cash used in financing activities of $26 million was caused by the following:
•Net repayments of short-term borrowings of $357 million in connection with our availability of, and needs for, cash at various times throughout the period
•Repayments of $338 million of long-term debt
•Issuances of $1.7 billion of long-term debt
•Payments of cash dividends of $694 million
•Purchases of $316 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Funding Sources

As of May 31, 2020, we had $7.6 billion of available liquidity, which consisted of cash and cash equivalents and borrowings available under a government commercial paper program. In addition, we have $8.8 billion of committed export credit facilities that are available to fund ship deliveries originally planned through 2023. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.

(in billions)	2020	2021	2022	2023
Availability of committed future financing at May 31, 2020	$2.8	$2.8	$2.3	$0.9

Many of our debt agreements contain various financial covenants, including those described in Note 3 - “Debt” and in Note 5 - "Debt" in the annual consolidated financial statements, which are included within our Form 10-K. At May 31, 2020, we were in compliance with our debt covenants.

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

Interest Rate Risks

The composition of our debt, including the effect of interest rate swaps, was as follows:

May 31, 2020
Fixed rate	49%
EUR fixed rate	13%
Floating rate	22%
EUR floating rate	12%
GBP floating rate	4%

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2020, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the proceeding described below, the legal proceedings described in Note 4 – “Contingencies” of our consolidated financial statements, including those described under “COVID-19 Actions” are incorporated in this "Legal Proceedings" section by reference.

On April 8, 2020, DeCurtis LLC, a former vendor, filed an action against Carnival Corporation in the Middle District of Florida seeking declaratory relief that DeCurtis is not infringing on several of Carnival Corporation’s patents in relation to its OCEAN Medallion systems and technology. The action also raises certain monopolization claims under The Sherman Antitrust Act of 1890, unfair competition and tortious interference, and seeks declaratory judgment that certain Carnival Corporation patents are unenforceable. DeCurtis seeks damages, including its fees and costs, and seeks declarations that it is not infringing and/or that Carnival Corporation’s patents are unenforceable. On April 10, 2020, Carnival Corporation filed an action against DeCurtis in the Southern District of Florida for breach of contract, trade secrets violations and patent infringement. Carnival Corporation seeks damages, including its fees and costs, as well as an order permanently enjoining DeCurtis from engaging in such activities. Motions to dismiss have been filed by the defendants in both actions. We believe the ultimate outcome of any penalty will not have a material impact on our consolidated financial statements.

Item 1A. Risk Factors.

The risk factors in this Form 10-Q below should be carefully considered, including the risk factors discussed in "Risk Factors" and other risks discussed in our Form 10-K, our Form 10-Q for the quarter ended February 29, 2020, and other filings with the SEC since the date of the Form 10-K. These risks could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

•COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, litigation, cash flows, liquidity, and stock price

The spread of COVID-19 and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. We have implemented a pause of our guest cruise operations across all brands and such pause may be prolonged. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention and other regulatory authorities, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call.

To date we have incurred, and expect to continue to incur, significant costs as we pause our guest cruise operations, provide air transportation to return our passengers to their home destinations, repatriate shipboard team members and assist some of our crew that is, or will be upon docking, unable to return home, with food and housing. We will continue to incur COVID-19 related costs as we sanitize our ships and implement additional hygiene-related protocol to our ships, as well as prepare for the resumption of guest operations. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our global fleet cruise operations.

Due to the outbreak of COVID-19 on some of our ships, and the resulting illness and loss of life in certain instances, we have been the subject of negative publicity which could have a long term impact on the appeal of our brands, which would diminish demand for vacations on our vessels. We cannot predict how long the negative impact of media attention on our brands will last, or the level of investment that will be required to address the concerns of potential travelers through marketing and pricing actions.

We have received, and may continue to receive, lawsuits, other governmental investigations and other actions stemming from COVID-19. We cannot predict the quantum or outcome of any such proceedings, some of which could result in the imposition of civil and criminal penalties in the future, and the impact that they will have on our financial results, but any such impact may be material. We also remain subject to extensive, complex, and closely monitored obligations under the court-ordered environmental compliance plan supervised by the U.S. District Court for the Southern District of Florida, as a result of the previously disclosed settlement agreement relating to the violation of probation conditions for a plea agreement entered into by Princess Cruises and the U.S. Department of Justice in 2016. We remain fully committed to satisfying those obligations. COVID-19 presents enormous challenges for the Company, which could result in material adverse impacts.

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

We have a total of 16 cruise ships expected to be delivered through 2025, including several during the remainder of fiscal 2020. The effects of COVID-19 on the operations of shipyards where our ships are under construction will result in a delay in ship deliveries, which we cannot predict and may be prolonged.

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

We have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the pause in our global fleet cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. As a result, we expect a net loss on both a U.S. GAAP and adjusted basis for the second half of 2020, and our ability to forecast our cash inflows and additional capital needs is hampered.

As a result of all of the foregoing, we have raised, and may be required to further raise, additional capital. Our access to and cost of financing depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. As a result of COVID-19's effects on our liquidity, in May and June 2020, Moody's and S&P Global further downgraded our long-term issuer rating and our short-term rating, which prevents us from issuing additional commercial paper except for government-backed programs. In addition, our long-term ratings were placed on review for further downgrade by both rating agencies.

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

If any government agrees to provide disaster relief assistance, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, incurrence of additional indebtedness and other similar restrictions until the aid is repaid or redeemed in full. We cannot assure you that any such government disaster relief assistance, if passed, will not significantly limit our corporate activities or be on terms that are favorable to us or at all. Such restrictions and terms could adversely impact our business and operations.

•Our substantial debt could adversely affect our financial health and operating flexibility.

We have a substantial amount of debt and significant debt service obligations.

Our substantial debt could have important negative consequences for us. Our substantial debt could:
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

We may be able to incur substantial additional debt in the future. Although the instruments governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial and a portion of such debt could be secured. The instruments governing our existing indebtedness do not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. If new debt is added to our existing debt levels, our business could be adversely affected which may prevent us from fulfilling our obligations with respect to our debt.

•We are subject to restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on the Company.

The Secured Term Loan Facility, the indenture governing the 2023 Secured Notes, the Revolving Facility Agreement and certain of our other debt instruments limit our flexibility in operating our business. For example, the Secured Term Loan Facility and the indenture governing the 2023 Secured Notes restrict or limit the ability of Carnival Corporation, Carnival plc and certain of their respective subsidiaries to, among other things:

◦incur or guarantee additional indebtedness;
◦pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments;
◦make certain investments;

◦consummate certain asset sales;
◦engage in certain transactions with affiliates;
◦grant or assume certain liens; and
◦consolidate, merge or transfer all or substantially all of our assets.

All of these limitations are subject to significant exceptions and qualifications. Despite these exceptions and qualifications, we cannot assure you that the operating and financial restrictions and covenants in our Secured Term Loan Facility, the indenture governing the 2023 Secured Notes, the Revolving Facility and certain of our other debt instruments will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Any future indebtedness may include similar or other restrictive terms. In addition, our ability to comply with these covenants, including financial covenants relating to our consolidated net interest, and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the terms of our Secured Term Loan Facility, the indenture governing the 2023 Secured Notes, the Revolving Facility and certain of our other debt facilities and the relevant lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral, if any, securing that debt. If the debt under the Secured Term Loan Facility, the indenture governing the 2023 Secured Notes, the Revolving Facility or certain of our other debt instruments that we enter into were to be accelerated, our assets may be insufficient to repay in full our debt. Borrowings under other debt instruments that contain cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full our indebtedness then outstanding.

•We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Refer to “Liquidity, Financial Condition and Capital Resources".

•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Secured Term Loan Facility, the Revolving Facility Agreement and certain of our other facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

In addition, in July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. It is unclear whether or not, at that time, LIBOR will cease to exist and a satisfactory replacement rate developed or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR attains market traction as a LIBOR replacement rate remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, the level of interest payments on the portion of our indebtedness that bears interest at variable rates would be affected, which may adversely impact the amount of our interest payments under such debt.

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

•As a result of the COVID-19 outbreak, we have paused our guest cruise operations, and if we are unable to re-commence normal operations in the near-term, we may be out of compliance with a maintenance covenant in certain of our debt facilities as of May 31, 2021.

At May 31, 2020, we were in compliance with all of our debt covenants.

Under the terms of certain of our debt facilities, we are required to maintain minimum debt service coverage (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) of not less than 3.0 to 1.0 at the end of each fiscal quarter. We have entered into supplemental agreements or side letters to amend our agreements with respect to this covenant to:

•Waive compliance, in conjunction with the Debt Holiday, for our export credit facilities through March 31, 2021, August 31, 2021 or December 31, 2021, as applicable. We will be required to comply beginning with the next testing date of May 31, 2021, November 30, 2021 or February 28, 2022, respectively.
•Waive compliance through November 30, 2021 for certain of our bank loans. We will be required to comply beginning with the next testing date of February 28, 2022.
•Waive compliance for the remaining applicable bank loans through their respective maturity dates.

Even though we have waivers in place with respect to this covenant, if we were unable to re-commence normal operations in the near term, we may be out of compliance with our minimum debt service coverage covenant as of May 31, 2021 or in future periods for certain agreements. If we expected to be out of compliance, we would again seek waivers from the lenders under the applicable facilities prior to any covenant violation.

Covenant waivers have led and may continue to lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to provide additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness. There can be no assurance that we would be able to obtain waivers in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

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

•The covenants in certain of our debt facilities may require us to secure those facilities in the future.

Certain of our debt facilities contain provisions which may require that we provide a security interest in certain assets. In certain of our debt facilities, there is a requirement that if the credit rating of our senior indebtedness should fall below investment grade (which occurred on June 24, 2020) and at such time we have granted liens or security interests in respect of indebtedness in an amount exceeding 25% of our total assets (excluding for these purposes the value of any intangible assets) as shown in our most recent Consolidated Balance Sheet, then we will be required to provide a first-priority security interest in certain designated assets. In addition, under our export credit facilities, there is a requirement that if a security interest or lien is granted in respect of a vessel to secure borrowed money under certain other debt facilities, then a first-priority security interest will be required to be provided over certain designated vessels.

If the events described above were to occur, we may be unable to comply with this requirement and expect to seek waivers from the lenders under the relevant facilities. Any such waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to give additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness and security interest we have already granted. If we were not able to obtain a waiver, the occurrence of such events may cause our level of secured indebtedness to increase substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Program

Under a share repurchase program effective 2004, we had been authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). Effective August 2018, the company approved a modification of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. During the three months ended May 31, 2020, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased pursuant to the Repurchase Program. To enhance our liquidity and comply with restrictions in our recent financing transactions, on June 15, 2020, the Boards of Directors terminated the Repurchase Program.

No shares of Carnival Corporation common stock and Carnival plc ordinary shares were purchased outside of publicly announced plans or programs.

B. Carnival plc Shareholder Approvals

Carnival plc ordinary share repurchases under the Repurchase Program require annual shareholder approval. The existing shareholder approval is limited to a maximum of 18.2 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2021 annual general meeting or October 5, 2021. To enhance our liquidity and comply with restrictions in our recent financing transactions, we have terminated the Repurchase Program.

Item 6. Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc	8-K	3.3	4/20/2009

Material Contracts

10.1	Form of Salary for Shares Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan				X
10.2	Form of Salary for Shares Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan				X
10.3	Form of Non-Employee Director Annual Restricted Stock Award Agreement for the for the Carnival Corporation 2020 Stock Plan				X
10.4	Form of Non-Employee Director Shares for Retainer Restricted Stock Grants Agreement for the for the Carnival Corporation 2020 Stock Plan				X
10.5	Carnival Corporation 2020 Stock Plan				X
10.6
Term Loan Agreement dated as of June 30, 2020 among Carnival Finance, LLC and Carnival Corporation, as borrowers, Carnival plc and the other Guarantors party hereto, the various financial institutions as are or shall become parties hereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and U.S. Bank National Association, as security agent**
X
10.7
Indenture, dated as of April 6, 2020, among Carnival Corporation, as issuer, Carnival plc, the Subsidiary Guarantors and U.S. Bank National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023
X
10.8
Indenture, dated as of April 8, 2020, among Carnival Corporation, as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank National Association, as trustee, principal paying agent, transfer agent, registrar and security agent, related to the 11.500% First-Priority Senior Secured Notes due 2023**
X
10.9
First Supplemental Indenture dated as of June 30, 2020 among Carnival Corporation as issuer, Carnival plc, the Subsidiary Guarantors and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023
X

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Interactive Data File

101	The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, as filed with the Securities and Exchange Commission on July 10, 2020, formatted in Inline XBRL, are as follows:
	(i) the Consolidated Statements of Income (Loss) for the three and six months ended May 31, 2020 and 2019;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2020 and 2019;				X
	(iii) the Consolidated Balance Sheets at May 31, 2020 and November 30, 2019;				X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2020 and 2019;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and six months ended May 31, 2020 and 2019;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104	The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, as filed with the Securities and Exchange Commission on July 10, 2020, formatted in Inline XBRL (included as Exhibit 101)

*	These items are furnished and not filed.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: July 10, 2020		Date: July 10, 2020