Form 10-Q
period 2020-08-31
CARNIVAL CORP; CARNIVAL PLC
filed 2020-10-08
CIK 815097, 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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

At October 2, 2020, Carnival Corporation had outstanding 720,568,437 shares of Common Stock, $0.01 par value.
At October 2, 2020, Carnival plc had outstanding 182,672,360 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 720,568,437 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

2

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues
Passenger ticket	$—	$4,477	$3,680	$10,934
Onboard and other	31	2,056	1,881	5,110
	31	6,533	5,561	16,043
Operating Costs and Expenses
Commissions, transportation and other	34	803	1,098	2,125
Onboard and other	9	668	593	1,620
Payroll and related	248	548	1,563	1,671
Fuel	121	401	718	1,204
Food	19	284	404	821
Ship and other impairments	910	23	1,829	24
Other operating	208	805	1,349	2,367
	1,549	3,532	7,556	9,833
Selling and administrative	265	563	1,435	1,813
Depreciation and amortization	551	548	1,698	1,607
Goodwill impairment	—	—	2,096	—
	2,364	4,643	12,784	13,252
Operating Income (Loss)	(2,333)	1,890	(7,223)	2,791
Nonoperating Income (Expense)
Interest income	3	8	15	16
Interest expense, net of capitalized interest	(310)	(52)	(547)	(157)
Other income (expense), net	(221)	(19)	(260)	(27)
	(528)	(63)	(793)	(168)
Income (Loss) Before Income Taxes	(2,861)	1,827	(8,016)	2,624
Income Tax Benefit (Expense), Net	2	(47)	2	(56)
Net Income (Loss)	$(2,858)	$1,780	$(8,014)	$2,567
Earnings Per Share
Basic	$(3.69)	$2.58	$(11.03)	$3.72
Diluted	$(3.69)	$2.58	$(11.03)	$3.71

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Net Income (Loss)	$(2,858)	$1,780	$(8,014)	$2,567
Items Included in Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	519	(101)	567	(215)
Other	4	(6)	60	(19)
Other Comprehensive Income (Loss)	524	(107)	627	(234)
Total Comprehensive Income (Loss)	$(2,335)	$1,674	$(7,387)	$2,333
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	August 31, 2020	November 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$8,176	$518
Trade and other receivables, net	376	444
Inventories	349	427
Prepaid expenses and other	367	671
Total current assets	9,268	2,059
Property and Equipment, Net	36,926	38,131
Operating Lease Right-of-Use Assets (a)	1,379	—
Goodwill	807	2,912
Other Intangibles	1,186	1,174
Other Assets	1,252	783
	$50,818	$45,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,374	$231
Current portion of long-term debt	2,621	1,596
Current portion of operating lease liabilities (a)	150	—
Accounts payable	691	756
Accrued liabilities and other	1,199	1,809
Customer deposits	2,150	4,735
Total current liabilities	10,184	9,127
Long-Term Debt	18,916	9,675
Long-Term Operating Lease Liabilities (a)	1,281	—
Other Long-Term Liabilities	934	890
Contingencies and Commitments
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 830 shares at 2020 and 657 shares at 2019 issued	8	7
Ordinary shares of Carnival plc, $1.66 par value; 217 shares at 2020 and 2019 issued	361	358
Additional paid-in capital	10,680	8,807
Retained earnings	18,297	26,653
Accumulated other comprehensive income (loss) (“AOCI”)	(1,439)	(2,066)
Treasury stock, 130 shares at 2020 and 2019 of Carnival Corporation and 60 shares at 2020 and 2019 of Carnival plc, at cost	(8,404)	(8,394)
Total shareholders’ equity	19,503	25,365
	$50,818	$45,058

(a)We adopted the provisions of Leases on December 1, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended August 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(8,014)	$2,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,698	1,607
Impairments	3,925	26
Loss on repurchase of Convertible Notes	224	—
Share-based compensation	52	38
(Gain) loss on ship sales and other, net	164	29
	(1,951)	4,266
Changes in operating assets and liabilities
Receivables	25	(101)
Inventories	71	22
Prepaid expenses and other	9	(220)
Accounts payable	(97)	(25)
Accrued liabilities and other	(169)	63
Customer deposits	(2,539)	409
Net cash provided by (used in) operating activities	(4,649)	4,414
INVESTING ACTIVITIES
Purchases of property and equipment	(1,899)	(3,448)
Proceeds from sales of ships	271	15
Purchase of minority interest	(81)	—
Derivative settlements and other, net	257	116
Net cash provided by (used in) investing activities	(1,452)	(3,317)
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	3,141	(600)
Principal repayments of long-term debt	(896)	(472)
Proceeds from issuance of long-term debt	11,468	1,722
Dividends paid	(689)	(1,041)
Purchases of treasury stock	(12)	(472)
Issuance of common stock, net	778	4
Other, net	(91)	(53)
Net cash provided by (used in) financing activities	13,699	(912)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	63	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,661	174
Cash, cash equivalents and restricted cash at beginning of period	530	996
Cash, cash equivalents and restricted cash at end of period	$8,191	$1,170

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Three Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At May 31, 2019	$7	$358	$8,785	$25,138	$(2,076)	$(8,104)	$24,108
Net income (loss)	—	—	—	1,780	—	—	1,780
Other comprehensive income (loss)	—	—	—	—	(107)	—	(107)
Cash dividends declared ($0.50 per share)	—	—	—	(342)	—	—	(342)
Purchases of treasury stock under the Repurchase Program and other	—	—	13	—	—	(157)	(144)
At August 31, 2019	$7	$358	$8,798	$26,576	$(2,183)	$(8,261)	$25,295

At May 31, 2020	$7	$360	$9,683	$21,155	$(1,962)	$(8,404)	$20,840
Net income (loss)	—	—	—	(2,858)	—	—	(2,858)
Other comprehensive income (loss)	—	—	—	—	524	—	524
Issuance of common stock related to the repurchase of Convertible Notes	—	—	222	—	—	—	222
Repurchase of Convertible Notes	1	—	765	—	—	—	766
Other	—	—	9	—	—	—	9
At August 31, 2020	$8	$361	$10,680	$18,297	$(1,439)	$(8,404)	$19,503

	Nine Months Ended
	Common stock	Ordinary shares	Additional paid-in capital	Retained earnings	AOCI	Treasury stock	Total shareholders’ equity
At November 30, 2018	$7	$358	$8,756	$25,066	$(1,949)	$(7,795)	$24,443
Changes in accounting principles (a)	—	—	—	(24)	—	—	(24)
Net income (loss)	—	—	—	2,567	—	—	2,567
Other comprehensive income (loss)	—	—	—	—	(234)	—	(234)
Cash dividends declared ($1.50 per share)	—	—	—	(1,034)	—	—	(1,034)
Purchases of treasury stock under the Repurchase Program and other	—	—	42	—	—	(467)	(424)
At August 31, 2019	$7	$358	$8,798	$26,576	$(2,183)	$(8,261)	$25,295

At November 30, 2019	$7	$358	$8,807	$26,653	$(2,066)	$(8,394)	$25,365
Net income (loss)	—	—	—	(8,014)	—	—	(8,014)
Other comprehensive income (loss)	—	—	—	—	627	—	627
Cash dividends declared ($0.50 per share)	—	—	—	(342)	—	—	(342)
Issuance of common stock	1	—	777	—	—	—	778
Issuance and repurchase of Convertible Notes	1	—	1,051	—	—	—	1,052
Purchases of treasury stock under the Repurchase Program and other	—	2	44	—	—	(10)	36
At August 31, 2020	$8	$361	$10,680	$18,297	$(1,439)	$(8,404)	$19,503

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

Liquidity and Management’s Plans

Due to the spread of COVID-19, we paused our global cruise operations in mid-March 2020. In September 2020 we began the resumption of limited guest operations as part of our anticipated phased-in return to service. Significant events affecting travel, including COVID-19, typically have an impact on booking patterns, with the full extent of the impact generally determined by the length of time the event influences travel decisions. We believe that the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak.

We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the global pandemic are uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, but we continue to expect a net loss on both a U.S. GAAP and adjusted basis for the quarter and year ending November 30, 2020. We have taken and continue to take actions to improve our liquidity, including capital expenditure and operating expense reductions, accelerating the removal of certain ships from our fleet, suspending dividend payments on, and the repurchase of, common stock of Carnival Corporation and ordinary shares of Carnival plc and pursuing various capital market transactions.

Based on these actions and assumptions regarding the impact of COVID-19, we have concluded that we will be able to generate sufficient liquidity to satisfy our obligations for at least the next twelve months.

Basis of Presentation
The Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2020 and 2019, Consolidated Statement of Cash Flows for the nine months ended August 31, 2020 and 2019, and the Consolidated Balance Sheet at August 31, 2020 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2019 joint Annual Report on Form 10-K and Form 10-K/A (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 28, 2020 and March 31, 2020, respectively.
For the three and nine months ended August 31, 2019, we reclassified $200 million and $299 million from tour and other revenues to onboard and other revenues as well as $109 million and $198 million from tour and other costs and expenses to other operating cost and expenses in order to conform to the current year presentation.
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

The FASB issued amended guidance, Intangibles - Goodwill and Other - Internal-Use Software, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The expense related to deferred implementation costs is required to be presented in the same net income (loss) line item as the related hosting fees. Additionally, the payments for deferred implementation costs are required to be presented in the same line item in the Consolidated Statements of Cash Flows as payments for the related hosting fees. This guidance is required to be adopted by us in the first quarter of 2021 and we have elected to apply the guidance using a prospective approach. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

The FASB issued guidance, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity's Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 2 – Revenue and Expense Recognition

Guest cruise deposits are initially included in customer deposit liabilities when received. Customer deposits are subsequently recognized as cruise revenues, together with revenues from onboard and other activities, and all associated direct costs and expenses of a voyage are recognized as cruise costs and expenses, upon completion of voyages with durations of ten nights or less and on a pro rata basis for voyages in excess of ten nights. The impact of recognizing these shorter duration cruise revenues and costs and expenses on a completed voyage basis versus on a pro rata basis is not significant. Certain of our product offerings are bundled and we allocate the value of the bundled services and goods between passenger ticket revenues and onboard and other revenues based upon the estimated standalone selling prices of those goods and services. Guest cancellation fees, when applicable, are recognized in passenger ticket revenues at the time of cancellation.

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

Passenger ticket revenues include fees, taxes and charges collected by us from our guests. A portion of these fees, taxes and charges vary with guest head counts and are directly imposed on a revenue-producing arrangement. This portion of the fees, taxes and charges is expensed in commissions, transportation and other costs when the corresponding revenues are recognized. For the three and nine months ended August 31, fees, taxes, and charges included in commissions, transportation and other costs were not significant and $213 million in 2020 and $186 million and $503 million in 2019. The remaining portion of fees, taxes and charges are expensed in other operating expenses when the corresponding revenues are recognized.

Revenues and expenses from our hotel and transportation operations, which are included in our Tour and Other segment, are recognized at the time the services are performed. Revenues from the long-term leasing of ships, which are also included in our Tour and Other segment, are recognized ratably over the term of the agreement.

Customer Deposits

Our payment terms generally require an initial deposit to confirm a reservation, with the balance due prior to the voyage. Cash received from guests in advance of the cruise is recorded in customer deposits and in other long-term liabilities on our Consolidated Balance Sheets. These amounts include refundable deposits. We are providing flexibility to guests with bookings on sailings cancelled due to the pause in cruise operations by allowing guests to receive enhanced future cruise credits ("FCC") or elect to receive refunds in cash. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for FCCs to the extent we have received cash from guests with bookings on cancelled sailings. We had customer deposits of $2.4 billion as of August 31, 2020 and $4.9 billion as of November 30, 2019. The current portion of our customer deposits was $2.1 billion as of August 31, 2020, the majority of which are FCCs. These amounts include deposits related to cancelled cruises prior to the election of a cash refund by guests. Refunds payable to guests who have elected cash refunds are recorded in accounts payable. Due to the uncertainty associated with the duration and extent of COVID-19, we are unable to estimate the amount of the August 31, 2020 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel. During the nine months ended August 31, 2020 and 2019, we recognized revenues of $3.3 billion and $4.1 billion related to our customer deposits as of November 30, 2019 and December 1, 2018. Historically, our customer deposits balance changes due to the seasonal nature of cash collections, the recognition of revenue, refund of customer deposits and foreign currency translation.

Contract Receivables

Although we generally require full payment from our customers prior to or concurrently with their cruise, we grant credit terms to a relatively small portion of our revenue source. We also have receivables from credit card merchants for cruise ticket purchases and onboard revenue. These receivables are included within trade and other receivables, net.

Contract Assets

Contract assets are amounts paid prior to the start of a voyage, which we record as an asset within prepaid expenses and other and which are subsequently recognized as commissions, transportation and other at the time of revenue recognition or at the time of voyage cancellation. We have contract assets of $17 million and $154 million as of August 31, 2020 and November 30, 2019.

NOTE 3 – Debt

Short-Term Borrowings

At August 31, 2020, our short-term borrowings consisted primarily of $3.0 billion borrowing under our multicurrency revolving credit facility (the “Revolving Facility”), $314 million of commercial paper, $20 million of euro-denominated commercial paper and $33 million of sterling-denominated commercial paper. For the nine months ended August 31, 2020, we had borrowings of $525 million and repayments of $192 million of commercial paper with original maturities greater than three months. For the nine months ended August 31, 2019, there were no borrowings or repayments of commercial paper with original maturities greater than three months.

Export Credit Facility Borrowings

In December 2019, we borrowed $823 million under an export credit facility due in semi-annual installments through 2032.

In September 2020, we borrowed $610 million under an export credit facility due in semi-annual installments through 2032.

2023 Secured Notes

In April 2020, we issued $4.0 billion aggregate principal amount of 11.5% first-priority senior secured notes due in 2023 (the “2023 Secured Notes”). The 2023 Secured Notes mature on April 1, 2023 unless earlier redeemed or repurchased. They are guaranteed by Carnival plc and certain of our subsidiaries that own or operate our vessels and material intellectual property, and are secured by collateral, which includes vessels and material intellectual property with a net book value of $27.9 billion as of August 31, 2020 and certain other assets. Upon the occurrence of certain change of control events, we are required to offer to repurchase the 2023 Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the purchase date.

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

Convertible Notes

In April 2020, we issued $2.0 billion aggregate principal amount of 5.75% convertible senior notes due 2023 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2023, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. The Convertible Notes are guaranteed on a senior unsecured basis by Carnival plc, Carnival Finance, LLC and our subsidiaries that guarantee the 2023 Secured Notes.

The Convertible Notes are convertible by holders, subject to the conditions described below, into cash, shares of Carnival Corporation common stock, or a combination thereof, at our election. The Convertible Notes have an initial conversion rate of 100 shares of Carnival Corporation common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of $10 per share of common stock. The initial conversion price is subject to certain anti-dilutive adjustments and may also increase if the Convertible Notes are converted in connection with a tax redemption or certain corporate events.

The Convertible Notes are convertible at any time prior to the close of business on the business day immediately preceding January 1, 2023, only under the following circumstances:

•during any fiscal quarter, (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

As of August 31, 2020, a condition allowing holders of the Convertible Notes to convert has been met and therefore the notes are convertible. The holders are entitled to convert all or any portion of their Convertible Notes at any time during the three months starting on September 1, 2020 and ending on November 30, 2020, at the conversion rate of 100 shares of Carnival Corporation common stock per $1,000 principal amount of Convertible Notes.

In August 2020, we completed a registered direct offering of 99.2 million shares of Carnival Corporation common stock at a price of $14.02 per share to a limited number of holders of the Convertible Notes. We used the proceeds of the stock offering to repurchase from such holders $886 million aggregate principal amount of the Convertible Notes in privately negotiated transactions, (such registered direct offering and the use of proceeds to repurchase the Convertible Notes, the “Convertible Notes Repurchase Transaction”). We recognized a $224 million extinguishment loss as a result of these transactions in other income (expense), net.

We account for the Convertible Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows.

The carrying amount of the equity component representing the conversion option was $286 million on the date of issuance and was calculated by deducting the carrying value of the liability component from the initial proceeds from the Convertible Notes. The excess of the principal amount of the Convertible Notes over the carrying amount of the liability component represents a debt discount that is amortized to interest expense over the term of the Convertible Notes under the effective interest rate method using an effective interest rate of 12.9%. The carrying amount of the equity component was reduced to $0 in conjunction with the partial repurchase of Convertible Notes in August 2020 because at the time of repurchase, the fair value of the equity component for the portion of the Convertible Notes that was repurchased, exceeded the total amount of the equity component recorded at the time the Convertible Notes were issued.

The net carrying value of the liability component of the Convertible Notes was as follows:

(in millions)	August 31, 2020
Principal	$1,127
Less: Unamortized debt discount and transaction costs	(173)
$954

The interest expense recognized related to the Convertible Notes was as follows:

(in millions)	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Contractual interest expense	$26	$43
Amortization of debt discount and transaction costs	22	37
	$47	$80

We had no Convertible Notes in 2019.

2025 Secured Term Loan
In June 2020, we borrowed an aggregate principal amount of $2.8 billion in two tranches ($1.9 billion and €800 million), under a first-priority senior secured term loan facility that matures on June 30, 2025 (the “2025 Secured Term Loan”). The U.S. dollar tranche bears interest at a rate per annum equal to adjusted LIBOR (with a 1% floor) plus 7.5%. The euro tranche bears interest at a rate per annum equal to EURIBOR (with a 0% floor) plus 7.5%. The 2025 Secured Term Loan is guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and are secured on a first-priority basis by substantially the same collateral that currently secures, the 2023 Secured Notes, the 2026 Secured Notes and the 2027 Secured Notes. The 2025 Secured Term Loan contains covenants that are substantially similar to the covenants in the indenture governing the 2023 Secured Notes. These covenants are subject to a number of important limitations and exceptions.

2026 Secured Notes

In July 2020, we issued an aggregate principal amount of $1.3 billion in two tranches ($775 million and €425 million), under second-priority senior secured notes that mature on February 1, 2026 (the “2026 Secured Notes”). The U.S. dollar tranche bears interest at a rate of 10.5% per year. The euro tranche bears interest at a rate of 10.1% per year. The 2026 Secured Notes are guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and are secured on a second-priority basis by substantially the same collateral that currently secures, the 2023 Secured Notes, the 2025 Secured Term Loan and the 2027 Secured Notes. The indenture governing the 2026 Secured Notes contains covenants that are substantially similar to the covenants in the indenture governing the 2023 Secured Notes and the 2027 Secured Notes. These covenants are subject to a number of important limitations and exceptions.

2027 Secured Notes

In August 2020, we issued an aggregate principal amount of $900 million of second-priority senior secured notes that mature on August 1, 2027 (the “2027 Secured Notes”). The 2027 Secured Notes bear interest at a rate of 9.9% per year. The 2027 Secured Notes are guaranteed by Carnival plc and the same subsidiaries that currently guarantee, and are secured on a second-priority basis by substantially the same collateral that currently secures, the 2023 Secured Notes, the 2025 Secured Term Loan and the 2026 Secured Notes. The indenture governing the 2027 Secured Notes contains covenants that are substantially similar to the covenants in the indenture governing the 2023 Secured Notes and the 2026 Secured Notes. These covenants are subject to a number of important limitations and exceptions.

Modifications and Other

In February 2020, we extended a $452 million sterling-denominated floating rate bank loan, originally maturing in 2022, to 2025 with an option to extend to 2026.

In April 2020, we amended and extended a $166 million euro-denominated fixed rate bank loan, originally maturing in September 2020, to a floating rate loan maturing in March 2021.

In July 2020, we extended a $337 million euro-denominated floating rate bank loan originally maturing in 2021 to 2022.

As of August 31, 2020, we repurchased in the open market $86 million aggregate principal amount of our $700 million 4.0% notes due in 2020 and $123 million aggregate principal amount of our $555 million 1.6% euro notes due in 2021. We recognized a related gain on early extinguishment of debt of $5 million. This gain is included in other income (expense), net in the accompanying Consolidated Statements of Income (Loss).

Certain export credit agencies have offered 12-month debt amortization and a financial covenant holiday (the “Debt Holiday”). We have entered into supplemental agreements or side letters for the Debt Holiday amendments to defer certain principal repayments otherwise due through March 31, 2021 through the creation of separate tranches of loans with repayments made over the following four years.
As of August 31, 2020, the scheduled annual maturities of our outstanding debt were as follows:

(in millions) Year	Principal Payments (a)
Remainder of 2020	$1,048
2021 (b)	1,702
2022	2,539
2023	6,686
2024	1,174
Thereafter	9,382
$22,532

(a)Excluding the Revolving Facility. As of August 31, 2020, borrowings under the Revolving Facility were $3.0 billion, which were drawn in March 2020 for an initial term of six months. The maturities for these borrowings were extended in September 2020 for an additional six months through March 2021. We may re-borrow such amounts subject to satisfaction of the conditions in the Revolving Facility Agreement.
(b)We have a principal balance of $0.5 billion and $0.8 billion of debt outstanding as of August 31, 2020, otherwise due through 2032, for which covenant waivers expire during the second quarter 2021 and fourth quarter 2021, respectively. We are working on extending these covenant waivers. If the covenant waiver extensions are not received, we would be required to prepay the outstanding principal balance.

Debt Covenant Compliance

Many of our debt agreements contain one or more financial covenants that require us to:

•Maintain minimum debt service coverage
•Maintain minimum shareholders' equity
•Limit our debt to capital ratio
•Limit the amounts of our secured and other indebtedness

Under the terms of certain of our debt facilities, we are required to maintain minimum debt service coverage (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) of not less than 3.0 to 1.0 at the end of each fiscal quarter (the “Financial Covenant”). As of August 31, 2020, we have entered into supplemental agreements or side letters to amend our agreements with respect to this Financial Covenant to:

•Waive compliance for all of our funded export credit facilities through March 31, 2021, August 31, 2021 or December 31, 2021, as applicable.
•Waive compliance through November 30, 2021 for certain of our bank loans. We will be required to comply beginning with the next testing date of February 28, 2022.
•Waive compliance for the remaining applicable bank loans through their respective maturity dates.

At August 31, 2020, we were in compliance with the applicable debt covenants.

Subsequent to August 31, 2020, we extended the Financial Covenant waivers for our funded export credit facilities through at least November 30, 2021 (with the next testing date of February 28, 2022) except that for three of our funded export credit facilities with Financial Covenant waivers through March 31, 2021 (with the next testing date of May 31, 2021) or August 31, 2021 (with the next testing date of November 30, 2021), with total aggregate indebtedness of $1.3 billion as of August 31, 2020, we are currently engaged in discussions to extend the waivers for these facilities through November 30, 2021 (with the next testing date of February 28, 2022).

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

Credit Ratings Update

Since March 2020, Moody’s and S&P Global have downgraded our credit ratings to be below investment grade. Our current short-term commercial paper credit rating prevents us from issuing additional commercial paper.

NOTE 4 – Contingencies and Commitments
Litigation

We are routinely involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below. Additionally, as a result of the impact of COVID-19, litigation claims, enforcement actions, regulatory actions and investigations, including, but not limited to, those arising from personal injury and loss of life, have been and may, in the future, be asserted against us. Many of the existing assertions are in their initial stages. We expect many of these claims and actions, or any settlement of these claims and actions, to be covered by insurance and historically the maximum amount of our liability, net of any insurance recoverables, has been limited to our self-insurance retention levels.

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

As previously disclosed, on May 2, 2019, two lawsuits were filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. On July 9, 2020, the court granted our motion for judgment on the pleadings in the action filed by Javier Garcia Bengochea, and dismissed plaintiff’s action with prejudice. On August 6, 2020, Bengochea filed a notice of appeal. On September 14, 2020, the court denied our motion to dismiss the amended action filed by Havana Docks Corporation. We continue to believe we have a meritorious defense to these actions and we believe that any liability which may arise as a result of these actions will not have a material impact on our consolidated financial statements.

Contingent Obligations – Indemnifications
Some of the debt contracts we enter into include indemnification provisions obligating us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes or changes in laws which increase the lender’s costs. There are no stated or notional amounts included in the indemnification clauses, and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses.
Other Contingencies
We have agreements with a number of credit card processors that transact customer deposits related to our cruise vacations. Certain of these agreements allow the credit card processors to request under certain circumstances that we provide a reserve fund in cash. Although the agreements vary, these requirements may generally be satisfied either through a withheld percentage of customer payments or providing cash funds directly to the card processor. As of August 31, 2020, we have been requested to provide reserve funds of $27 million and have had $200 million of customer deposits withheld to satisfy these requirements. These reserve funds are included within other assets. We expect the funds withheld under these agreements will be approximately $65 million per month up to a maximum of $600 million. In September 2020, we placed $136 million of cash collateral to be held in escrow.

COVID-19 Actions

We have been named in a number of actions related to COVID-19. The following purported class actions have been brought by former guests from Ruby Princess, Diamond Princess, Grand Princess, Coral Princess, Costa Luminosa, Carnival Ecstasy or Zaandam. Both the previously disclosed and newly filed actions seek compensation based on a variety of tort claims, including, but not limited to, negligence and failure to warn, physical injuries and severe emotional distress associated with being exposed and/or contracting COVID-19 onboard. Below are material updates to the previously disclosed class actions, individual actions and governmental inquiries and investigations, and a description of newly filed COVID-19 actions.

Previously Disclosed Class Actions

As previously disclosed, on April 7, 2020, Paul Turner, a former guest from Costa Luminosa, filed a purported class action against Costa Crociere, S.p.A. (“Costa”) and Costa Cruise Line, Inc. in the U.S. District Court of the Southern District of Florida. On September 10, 2020, the court granted Costa’s motion to dismiss based upon forum non conveniens, and directed that the action be filed in Italy. The plaintiff has appealed the order.

As previously disclosed, on April 8, 2020, numerous former guests from Grand Princess filed a purported class action against Carnival Corporation and Carnival plc and two of our subsidiaries, Princess Cruise Lines, Ltd. (“Princess Cruises”) and Fairline Shipping International Corporation, Ltd. On September 22, 2020, the court granted our motions to dismiss plaintiffs’ second amended complaint in part. The court granted our motion to dismiss plaintiffs’ negligence-based claims without prejudice and with leave to amend and granted our motion to dismiss plaintiffs’ request for injunctive relief without prejudice. The court denied our motion to dismiss plaintiffs’ claims for intentional infliction of emotional distress. On October 2, 2020, plaintiffs filed a third amended complaint.

As previously disclosed, on May 27, 2020, Service Lamp Corporation Profit Sharing Plan filed a purported class action against Carnival Corporation, Arnold W. Donald and David Bernstein on behalf of all purchasers of Carnival Corporation securities between January 28 and May 1, 2020. As previously disclosed, on June 3, 2020, John P. Elmensdorp filed a purported class action against the same defendants, and included Micky Arison as a defendant. This action is on behalf of all purchasers of Carnival Corporation securities between September 26, 2019 and April 30, 2020. These actions allege that the defendants violated Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934 by making misrepresentations and omissions related to Carnival Corporation’s COVID-19 knowledge and response, and seek to recover unspecified damages and equitable relief for the alleged misstatements and omissions. On July 21, 2020, Abraham Atachbarian filed a purported class action against the same defendants as Elmensdorp action. The Atachbarian action is on behalf of all purchasers of Carnival Corporation options between January 27 and May 1, 2020 and allege the same set of factual theories presented in the class actions described above.

As previously disclosed, on June 4, 2020, Gregory Eicher, a former guest from Grand Princess filed a purported class action against Princess Cruises. On September 10, 2020, this action was voluntarily dismissed.

As previously disclosed, on June 4, 2020, numerous former guests from Ruby Princess filed a purported class action against Princess Cruises. Princess Cruises filed a motion to dismiss, in response to which the plaintiffs amended their action to remove their class action allegations and seek recovery on behalf of two guests who allege that they contracted COVID-19 while on Ruby Princess.

As previously disclosed, on June 24, 2020, Leonard C. Lindsay and Carl E.W. Zehner, former guests from Zaandam, filed a purported class action against Carnival Corporation, Carnival plc, Holland America Line, Inc. and Holland America Line – U.S.A., Inc. On September 11, 2020, the plaintiffs filed an amended class action on behalf of all persons in the U.S. who were guests from Zaandam who embarked on March 8, 2020.

Newly Filed Class Actions

As discussed above, these newly filed actions also seek compensation based on economic losses, alleged personal injury and emotional distress for guests who either contracted or feared contracting COVID-19 and assert claims for negligence and intentional infliction of emotional distress.

On July 13, 2020, Kathleen O’Neill, a former guest from Coral Princess filed a purported class action in the U.S. District Court for the Central District of California against Princess Cruises, Carnival Corporation, and Carnival plc. We have filed a motion to dismiss.

On July 13, 2020, another group of former guests from Grand Princess filed a purported class action in the U.S. District Court for the Central District of California against Princess Cruises, Carnival Corporation and Carnival plc. We have filed a motion to dismiss plaintiff’s amended action.

On July 23, 2020, Susan Karpik, a former guest from Ruby Princess filed a purported class action against Carnival plc and Princess Cruises in the Federal Court of Australia.

We believe that the claims asserted in these actions are without merit and are taking proper actions to defend against them.

Individual Actions

Since March 9, 2020, more than 100 former U.S. guests who sailed onboard various vessels, including, but not limited to, Diamond Princess, Grand Princess, Ruby Princess, or Coral Princess, filed individual actions against Princess Cruises and, in some actions, also against Carnival Corporation and/or Carnival plc, including actions previously disclosed. Both the previously disclosed and newly filed actions include tort claims based on a variety of theories, including negligence and failure to warn. The plaintiffs in these actions allege a variety of injuries: some plaintiffs allege only emotional distress, while others allege injuries arising from testing positive for COVID-19. A smaller number of actions include wrongful death claims.

Previously Disclosed Individual Actions

Motions to dismiss were filed on June 2, 2020 in the individual actions brought against Princess Cruises prior to such date and that allege only emotional distress associated with exposure to COVID-19 while onboard. All courts that considered those motions to date have granted them. Princess Cruises has filed motions to dismiss in all other matters in which a responsive pleading has been due. Several courts have granted the various motions to dismiss, with leave for the plaintiffs to amend.

As previously disclosed, between April 7 and July 7, 2020, former U.S. guests from Costa Luminosa filed individual actions against Costa in the U.S. District Court for the Southern District of Florida or the Circuit Court in and for the 11th Judicial Circuit in and for Miami-Dade County. These actions have been voluntarily dismissed with and without prejudice, respectively. The action brought in the U.S. District Court for the Southern District of Florida may be pursued in Italy.

As previously disclosed, on June 16, 2020, Patricia Vickers, on behalf of the Estate of Jessie Vickers, a former guest from Carnival Ecstasy, filed an action against Carnival Corporation. The case was dismissed by the court without prejudice.

As previously disclosed, on June 30, 2020, Kenneth and Nora Hook, former guests from Zaandam, filed an action against Holland America Line N.V. A motion to dismiss is pending and on September 3, 2020, the court denied plaintiff’s motion for an expedited trial date.
Newly Filed Individual Actions

On July 16, 2020, Toyling Maa, individually and as personal representative of the estate of Wilson Maa, a former guest from Coral Princess, and the estate of Wilson Maa, filed an action in the U.S. District Court for the Central District of California against Carnival Corporation, Carnival plc and Princess Cruises seeking compensation for damages for Ms. Maa allegedly contracting COVID-19 and alleging wrongful death as a result of Mr. Maa contracting COVID-19. The action asserts claims for negligence. On September 21, 2020, the court denied plaintiffs’ motion to remand and granted defendants’ motion to dismiss without prejudice and with leave to amend.

On July 23, 2020, an action was filed on behalf of the estate of Carl Weidner, a former guest from Grand Princess, in the U.S. District Court for the Northern District of California against Carnival Corporation, Carnival plc and Princess Cruises seeking compensation based on a claim alleging wrongful death as a result of contracting COVID-19. The action asserts claims for negligence. The action also alleges that the forum selection clause in the guest’s ticket contract that specifies venue in the Central District of California is unenforceable.

These individual actions seek monetary and punitive damages but do not specify exact amounts. We are taking proper actions to defend against them.

Governmental Inquiries and Investigations

Federal and non-U.S. governmental agencies and officials are investigating or otherwise seeking information, testimony and/or documents, regarding COVID-19 incidents and related matters, including, but not limited to, those noted below. We are investigating these matters internally and are cooperating with all requests. The investigations could result in the imposition of civil and criminal penalties in the future.

As previously disclosed, in March and April, 2020, there were several inquiries or investigations initiated by foreign governmental authorities related to Ruby Princess, including authorities in Australia and New Zealand. The New South Wales Commission of Inquiry Report dated August 14, 2020, concluded that no recommendations were directed towards Princess Cruises or Carnival Australia.

At this time, we continue to believe we have a meritorious defense to the aforementioned claims and while we are unable to estimate a potential range of damages, we do not believe that the ultimate outcome of these proceedings will have any material impact on our consolidated financial statements.

Ship Commitments

As of August 31, 2020, we expect the timing of our new ship growth capital commitments to be as follows:

(in millions) Year
Remainder of 2020	$1,776
2021	3,122
2022	4,609
2023	3,226
2024	780
Thereafter	1,061
$14,574

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	August 31, 2020				November 30, 2019
	Carrying Value	Fair Value			Carrying Value	Fair Value
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Long-term other assets (a)	$46	$—	$24	$14	$181	$—	$31	$149
Total	$46	$—	$24	$14	$181	$—	$31	$149
Liabilities
Fixed rate debt (b)	$14,250	$—	$13,789	$—	$7,438	$—	$7,782	$—
Floating rate debt (b)	11,287	—	10,291	—	4,195	—	4,248	—
Total	$25,537	$—	$24,080	$—	$11,634	$—	$12,030	$—

(a)Long-term other assets are comprised of notes receivable, which at November 30, 2019, included loans on ship sales. The fair values of our Level 2 notes receivable were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.
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

Financial Instruments that are Measured at Fair Value on a Recurring Basis

	August 31, 2020			November 30, 2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,176	$—	$—	$518	$—	$—
Restricted cash	15	—	—	13	—	—
Derivative financial instruments	—	1	—	—	58	—
Total	$8,191	$1	$—	$530	$58	$—
Liabilities
Derivative financial instruments	$—	$11	$—	$—	$25	$—
Total	$—	$11	$—	$—	$25	$—

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Trademarks

As a result of the effect of COVID-19 on our expected future operating cash flows, we performed interim discounted cash flow analyses for certain reporting units with goodwill as of February 29, 2020 and for all reporting units with goodwill as of May 31, 2020. Consequently, prior to our annual test date of July 31, 2020, we determined that the estimated fair values of two of our North America & Australia (“NAA”) segment reporting units and two of our Europe & Asia (“EA”) segment reporting units no longer exceeded their carrying values. We recognized goodwill impairment charges of $731 million and $1.3 billion for those reporting units during the first and second quarters of 2020, respectively, and have no remaining goodwill for those reporting units. As of July 31, 2020, we performed our annual goodwill and trademark impairment reviews, which covered updates since the last test date of May 31, 2020, and we determined there was no impairment for goodwill or trademarks at our annual test date.

The determination of our reporting units' goodwill and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of:

•Changes in market conditions, port or other restrictions, or strategy, including decisions about the allocation of new ships amongst brands and the transfer of ships between brands

•Forecasted future operating results, including net revenue yields and fuel expenses
•Weighted-average cost of capital of market participants, adjusted for the risk attributable to the geographic regions in which these cruise brands operate

We believe that we have made reasonable estimates and judgments. A change in the conditions, circumstances or strategy (including decisions about the allocation of new ships amongst brands and the transfer of ships between brands), which influence determinations of fair value, may result in a need to recognize an additional impairment charge. Refer to Note 1 - “General, COVID-19 Use of Estimates and Risks and Uncertainty” for additional discussion.

	Goodwill
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2019	$1,898	$1,014	$2,912
Impairment charges	(1,319)	(777)	(2,096)
Foreign currency translation adjustment	—	(10)	(10)
At August 31, 2020	$579	$228	$807

	Trademarks
(in millions)	NAA Segment	EA Segment	Total
At November 30, 2019	$927	$240	$1,167
Foreign currency translation adjustment	—	12	13
At August 31, 2020	$927	$253	$1,180

Impairment of Ships

We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment. As a result of the effect of COVID-19 on our expected future operating cash flows and our decisions to dispose of certain ships, we determined certain impairment triggers had occurred. Accordingly, we performed undiscounted cash flow analyses on some ships in our fleet as of February 29, 2020, May 31, 2020 and during the quarter ended and as of August 31, 2020. Based on these undiscounted cash flow analyses, we determined that certain ships had net carrying values that exceeded their estimated undiscounted future cash flows. We estimated the fair values of these ships based on their discounted cash flows or estimated selling value. We then compared these estimated fair values to the net carrying values and, as a result, we recognized the following:

•$836 million and $2 million of ship impairment charges in the NAA and EA segments, respectively, for the three months ended August 31, 2020.
•$1.4 billion and $311 million of ship impairment charges in the NAA and EA segments, respectively, for the nine months ended August 31, 2020.

The principal assumptions used in our analyses consisted of changes in strategy (including decisions about the sale of ships, estimated sale proceeds and timing, as well as the transfer of ships between brands), return to service, forecasted future operating results, including net revenue yields and fuel expenses. All principal assumptions are considered Level 3 inputs. Refer to Note 1 - “General, COVID-19 Use of Estimates and Risks and Uncertainty” for additional discussion.

Derivative Instruments and Hedging Activities

(in millions)	Balance Sheet Location	August 31, 2020	November 30, 2019
Derivative assets
Derivatives designated as hedging instruments
Cross currency swaps (a)	Prepaid expenses and other	$—	$32
	Other assets	—	25
Foreign currency zero cost collars (b)	Prepaid expenses and other	1	—
Total derivative assets		$1	$58
Derivative liabilities
Derivatives designated as hedging instruments
Cross currency swaps (a)	Accrued liabilities and other	$—	$1
	Other long-term liabilities	—	9
Foreign currency zero cost collars (b)	Accrued liabilities and other	—	1
Interest rate swaps (c)	Accrued liabilities and other	5	6
	Other long-term liabilities	6	9
Total derivative liabilities		$11	$25

(a)At August 31, 2020, we had no cross currency swaps. At November 30, 2019, we had cross currency swaps totaling $1.9 billion that were designated as hedges of our net investment in foreign operations with a euro-denominated functional currency.
(b)At August 31, 2020 and November 30, 2019, we had foreign currency derivatives consisting of foreign currency zero cost collars designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.
(c)We have interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $273 million at August 31, 2020 and $300 million at November 30, 2019 of EURIBOR-based floating rate euro debt to fixed rate euro debt. At August 31, 2020, these interest rate swaps settle through 2025.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties.

	August 31, 2020
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$2	$(1)	$1	$—	$1
Liabilities	$12	$(1)	$11	$—	$11

	November 30, 2019
(in millions)	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$58	$—	$58	$(4)	$54
Liabilities	$25	$—	$25	$(4)	$21

The effect of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive income (loss) and in net income (loss) was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2020	2019	2020	2019
Gains (losses) recognized in AOCI:
Cross currency swaps - net investment hedges - included component	$—	$16	$131	$36
Cross currency swaps - net investment hedges - excluded component	$—	$3	$(1)	$2
Foreign currency zero cost collars - cash flow hedges	$3	$(4)	$2	$(5)
Foreign currency forwards - cash flow hedges	$—	$—	$53	$—
Interest rate swaps - cash flow hedges	$1	$(1)	$5	$(1)
Gains (losses) reclassified from AOCI - cash flow hedges:
Interest rate swaps - Interest expense, net of capitalized interest	$(1)	$(2)	$(4)	$(6)
Foreign currency zero cost collars - Depreciation and amortization	$—	$—	$—	$1
Gains (losses) recognized on derivative instruments (amount excluded from effectiveness testing – net investment hedges)
Cross currency swaps - Interest expense, net of capitalized interest	$—	$6	$12	$16

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
Operational Currency Risks
Our operations primarily utilize the U.S. dollar, Australian dollar, euro or sterling as their functional currencies. Our operations also have revenue and expenses denominated in non-functional currencies. Movements in foreign currency exchange rates affect our financial statements.
Investment Currency Risks
We consider our investments in foreign operations to be denominated in stable currencies and of a long-term nature. We partially mitigate the currency exposure of our investments in foreign operations by designating a portion of our foreign currency debt and derivatives as hedges of these investments. As of August 31, 2020, we have designated $883 million of our sterling-denominated debt as non-derivative hedges of our net investments in foreign operations. For the three and nine months ended August 31, 2020, we recognized $66 million and $29 million of loss on these non-derivative net investment hedges in the cumulative translation adjustment section of other comprehensive income (loss). We also have $7.0 billion of euro-denominated debt, which provides an economic offset for our operations with euro functional currency.

Newbuild Currency Risks

Our shipbuilding contracts are typically denominated in euros. Our decision to hedge a non-functional currency ship commitment for our cruise brands is made on a case-by-case basis, considering the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts to manage foreign currency exchange rate risk for some of our ship construction payments. At August 31, 2020, for the following newbuild, we had foreign currency contracts for a portion of our euro-denominated shipyard payments. These contracts are designated as cash flow hedges.

	Entered Into	Matures In	Weighted-Average Floor Rate	Weighted- Average Ceiling Rate
Foreign currency zero cost collars
Mardi Gras	2020	December 2020	$1.12	$1.28
If the spot rate is between the ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under the zero cost collars.
At August 31, 2020, our remaining newbuild currency exchange rate risk primarily relates to euro-denominated newbuild contract payments to non-euro functional currency brands, which represent a total unhedged commitment of $8.4 billion for newbuilds scheduled to be delivered from 2020 through 2025.
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

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. We seek to manage these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, notes receivables, future financing facilities, contingent obligations, derivative instruments, insurance contracts, long-term ship charters and new ship progress payment guarantees, by:

•Conducting business with well-established financial institutions, insurance companies and export credit agencies
•Diversifying our counterparties
•Having guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk
•Generally requiring collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards

At August 31, 2020, our exposures under derivative instruments were not material. We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe, which includes charter-hire agreements in Asia and credit and debit card providers to which we extend credit in the normal course of our business. Concentrations of credit risk associated with trade receivables and other receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts, the nature of these contingent obligations and their short maturities. Normally, we have not required collateral or other security to support normal credit sales. Historically, we have not experienced significant credit losses, including counterparty nonperformance. Because of the impact COVID-19 is having on economies, we have experienced, and expect to continue to experience, an increase in credit losses.

Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests’ cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments.

NOTE 6 – Leases

Substantially all of our leases for which we are the lessee are operating leases of port facilities and real estate and are included within operating lease right-of-use assets, long-term operating lease liabilities and current portion of operating lease liabilities in our Consolidated Balance Sheet as of August 31, 2020.

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

As most of our leases do not have a readily determinable implicit rate, we estimate the incremental borrowing rate ("IBR") to determine the present value of lease payments. We apply judgment in estimating the IBR including considering the term of the lease, the currency in which the lease is denominated, and the impact of collateral and our credit risk on the rate. For leases that were in place upon adoption of Leases, we used the remaining lease term as of December 1, 2019 in determining the IBR. For the initial measurement of the lease liabilities for leases commencing after the adoption, the IBR at the lease commencement date was applied.

We amortize our lease assets on a straight-line basis over the lease term. The components of expense were as follows:

(in millions)	Three months ended August 31, 2020	Nine months ended August 31, 2020
Operating lease expense	$51	$153
Variable lease expense (a) (b)	$(36)	$(26)

(a)Variable lease expense represents costs associated with our multi-year preferential berthing agreements, which vary based on the number of passengers. These costs are recorded within commission, transportation and other in our Consolidated Statements of Income (Loss). Variable and short-term lease costs related to operating leases, other than the port facilities, were not material to our consolidated financial statements.
(b)Several of our preferential berthing agreements have force majeure provisions. We have treated the concessions granted under such provision as variable payment adjustments. If our interpretation of the force majeure provisions is disputed, we could be required to record and make additional guarantee payments.

We have multiple agreements, with a total undiscounted minimum commitment of approximately $440 million, that have been executed but the lease term has not commenced as of August 31, 2020. These are substantially all related to our rights to use certain port facilities. The leases are expected to commence between 2020 and 2022.

During the nine months ended August 31, 2020, we obtained $126 million of right-of-use assets in exchange for new operating lease liabilities. The cash outflow for leases was materially consistent with the lease expense recognized during the three and nine months ended August 31, 2020.

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

August 31, 2020
Weighted average remaining lease term - operating leases (in years)	13
Weighted average discount rate - operating leases	3.2%

As of August 31, 2020, maturities of operating lease liabilities were as follows:

(in millions) Year
Remainder of 2020	$36
2021	197
2022	162
2023	156
2024	147
Thereafter	1,074
Total lease payments	1,773
Less: Present value discount	(342)
Present value of lease liabilities	$1,431

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

	Three Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2020
NAA	$15	$1,292	$144	$348	$(1,770)
EA	(4)	225	71	165	(465)
Cruise Support	1	12	44	32	(86)
Tour and Other	20	20	5	6	(11)
	$31	$1,549	$265	$551	$(2,333)
2019
NAA	$4,256	$2,327	$339	$345	$1,246
EA	2,035	1,058	150	165	662
Cruise Support	42	39	65	29	(92)
Tour and Other	200	109	9	9	74
	$6,533	$3,532	$563	$548	$1,890

	Nine Months Ended August 31,
(in millions)	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2020
NAA	$3,612	$5,197	$841	$1,081	$(4,827)	(a)
EA	1,785	2,314	404	499	(2,208)	(b)
Cruise Support	67	(22)	170	96	(177)
Tour and Other	96	67	19	22	(12)
	$5,561	$7,556	$1,435	$1,698	$(7,223)
2019
NAA	$10,495	$6,370	$1,034	$1,012	$2,079
EA	5,122	3,166	540	483	933
Cruise Support	128	99	217	84	(272)
Tour and Other	299	198	21	28	52
	$16,043	$9,833	$1,813	$1,607	$2,791

(a)    Includes $1.3 billion of goodwill impairment charges.
(b)    Includes $777 million of goodwill impairment charges.

Revenue by geographic areas, which are based on where our guests are sourced, were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions)	2020	2019	2020	2019
North America	$14	$3,751	$3,065	$8,910
Europe	5	1,738	1,622	4,486
Australia and Asia	1	937	681	2,261
Other	10	107	192	385
	$31	$6,533	$5,561	$16,043

NOTE 8 – Earnings Per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
(in millions, except per share data)	2020	2019	2020	2019
Net income (loss) for basic and diluted earnings per share	$(2,858)	$1,780	$(8,014)	$2,567
Weighted-average shares outstanding	775	689	727	691
Dilutive effect of equity plans	—	2	—	2
Diluted weighted-average shares outstanding	775	691	727	693
Basic earnings per share	$(3.69)	$2.58	$(11.03)	$3.72
Diluted earnings per share	$(3.69)	$2.58	$(11.03)	$3.71

Antidilutive shares excluded from diluted earnings per share computations were as follows:

(in millions)	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Equity awards	—	1
Convertible Notes	186	102
Total antidilutive securities	186	103

There were no antidilutive shares excluded from our 2019 diluted earnings per share computations.

NOTE 9 – Supplemental Cash Flow Information

(in millions)	August 31, 2020	November 30, 2019
Cash and cash equivalents (Consolidated Balance Sheets)	$8,176	$518
Restricted cash included in prepaid expenses and other and other assets	15	13
Total cash, cash equivalents and restricted cash (Consolidated Statements of Cash Flows)	$8,191	$530

In connection with the Convertible Notes Repurchase Transaction, as an administrative convenience, we permitted the purchasers of 83.3 million of Carnival Corporation common stock to offset the purchase price payable to us against our obligation to pay the purchase price for $744 million aggregate principal amount of the Convertible Notes held by them, which is reflected as a non-cash transaction for the nine months ended August 31, 2020.

NOTE 10 – Other Assets

We have a minority interest in CSSC Carnival Cruise Shipping Limited (“CSSC-Carnival”), a China-based cruise company which will operate its own fleet designed to serve the Chinese market. Our investment in CSSC-Carnival was $135 million as of August 31, 2020 and $48 million as of November 30, 2019. In December 2019, we sold to CSSC-Carnival a controlling interest in an entity with full ownership of two EA segment ships and recognized a related gain of $107 million, included in other operating expenses in our Consolidated Statements of Income (Loss). We will continue to operate each of these ships under bareboat charter agreements through December 2020 and May 2021, respectively.

NOTE 11 – Defined Benefit Pension Plans and Restructuring Costs

We have several single-employer defined benefit pension plans, which cover some of our shipboard and shoreside employees. The U.S. and UK shoreside employee plans are closed to new membership and are funded at or above the level required by U.S. or UK regulations. As required by UK regulations, the UK employee plan is undergoing its triennial valuation. Due to the COVID-19 pandemic and its impact on the economic environment and our operations, the finalization of the valuation may result in a plan deficit, which would then trigger a funding obligation under UK regulations. The remaining defined benefit plans are primarily unfunded. In determining all of our plans’ benefit obligations at November 30, 2019 and 2018, we assumed a weighted-average discount rate of 2.4% for 2019 and 3.4% for 2018.

In May 2020, we announced a combination of layoffs, furloughs and salary reductions across the company in response to the extended pause in our global cruise operations. For the three and nine months ended August 31, 2020, we incurred restructuring costs of $3 million and $42 million, principally consisting of severance and our continued payment of health benefits to affected employees. These costs are included in the selling and administrative line item within our Consolidated Statements of Income (Loss).

NOTE 12 – Property and Equipment

Ship Sales

During 2020, we sold seven NAA segment ships and three EA segment ships, which represents a passenger-capacity reduction of 11,560 for our NAA segment and 5,510 for our EA segment. In addition, we have either entered into agreements to sell or expect to sell six NAA segment ships and two EA segment ships, which represents a passenger-capacity reduction of 9,620 for our NAA segment and 4,320 for our EA segment.

NOTE 13 – Subsequent Events

Public Equity Offering

On September 15, 2020, we entered into an equity distribution agreement with sales agents pursuant to which we may, from time to time, offer and sell shares of Carnival Corporation's common stock having an aggregate offering price of up to $1.0 billion through the sales agents (the “ATM Offering”). We have filed a prospectus supplement with the Securities and Exchange Commission in connection with the ATM Offering on September 15, 2020. As of October 2, 2020, we sold 23 million shares for net proceeds of $352 million and paid $4 million in compensation with respect of such sales of shares under the ATM Offering.

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
•COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, litigation, cash flows, liquidity, and stock price
•As a result of the COVID-19 outbreak, we may be out of compliance with a maintenance covenant in certain of our debt facilities, for which we have waivers for the period through March 31, 2021 with the next testing date of May 31, 2021
•World events impacting the ability or desire of people to travel may lead to a decline in demand for cruises
•Incidents concerning our ships, guests or the cruise vacation industry as well as adverse weather conditions and other natural disasters may impact the satisfaction of our guests and crew and lead to reputational damage
•Changes in and non-compliance with laws and regulations under which we operate, such as those relating to health, environment, safety and security, data privacy and protection, anti-corruption, economic sanctions, trade protection and tax may lead to litigation, enforcement actions, fines, penalties, and reputational damage
•Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks, including the recent ransomware incident, and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and lead to reputational damage
•Ability to recruit, develop and retain qualified shipboard personnel who live away from home for extended periods of time may adversely impact our business operations, guest services and satisfaction
•Increases in fuel prices, changes in the types of fuel consumed and availability of fuel supply may adversely impact our scheduled itineraries and costs
•Fluctuations in foreign currency exchange rates may adversely impact our financial results
•Overcapacity and competition in the cruise and land-based vacation industry may lead to a decline in our cruise sales, pricing and destination options

•Geographic regions in which we try to expand our business may be slow to develop or ultimately not develop how we expect
•Inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments may adversely impact our business operations and the satisfaction of our guests

The ordering of the risk factors set forth above is not intended to reflect our indication of priority or likelihood.
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

Recent Developments

Resumption of Guest Operations

In the face of the global impact of COVID-19, we paused our guest cruise operations in mid-March. We resumed limited guest operations in September 2020, with Costa Cruises ("Costa") successful voyages on two of our ships, Costa Deliziosa and Costa Diadema. We are continuing the limited resumption of our guest cruise operations with sailings on additional Costa ships shortly, as well as with sailings on AIDA Cruises ("AIDA") which are anticipated to begin in mid-October 2020. These brands are beginning our anticipated gradual, phased-in resumption of guest cruise operations. The initial cruises will continue to take place with adjusted passenger capacity and enhanced health protocols developed with government and health authorities, and guidance from our roster of medical and scientific experts.

Other brands and ships are expected to return to service over time to provide guests with unmatched joyful vacations in a manner consistent with our highest priorities, which are compliance, environmental protection and the health, safety and well-being of our guests, crew, shoreside employees and the people in the communities our ships visit. Many of our brands source the majority of their guests from the geographical region in which they operate. In the current environment, we believe this will benefit us in resuming guest cruise operations.

Health and Safety Protocols

Working with global and national health authorities and medical experts, Costa and AIDA have a comprehensive set of health and hygiene protocols to help facilitate a safe and healthy return to cruise vacations. Both brands are providing guests with detailed information about enhanced protocols, which are modeled after shoreside health and mitigation guidelines as provided by each brand's respective country, and approved by the flag state, Italy. Protocols will be updated based on evolving scientific and medical knowledge related to mitigation strategies.

Costa is the first cruise company to earn the Biosafety Trust Certification from Registro Italiano Navale ("RINA"). The certification process examined all aspects of life onboard and ashore and assessed the compliance of the system with procedures aimed at the prevention and control of infections. Costa's comprehensive set of measures and procedures implemented on the ships that resumed operations cover key areas such as crew health and safety, the booking process, guest activities, entertainment and dining, and medical care on board, as well as pre-boarding, embarkation and disembarkation operations, which includes testing for all guests prior to embarkation.

More broadly, as the understanding of COVID-19 continues to evolve, we have been working with a number of world-leading public health, epidemiological and policy experts to support our ongoing efforts with enhanced protocols and procedures for the return of cruise vacations. These advisors will continue to provide guidance based on the latest scientific evidence and best practices for protection and mitigation.

Optimizing the Future Fleet

We expect future capacity to be moderated by the phased re-entry of our ships, the removal of capacity from our fleet and delays in new ship deliveries. Since the pause in guest operations, we have accelerated the removal of ships in fiscal 2020 which were previously expected to be sold over the ensuing years. We now expect to dispose of 18 ships, 10 of which have already left the fleet. In total, the 18 ships represent approximately 12 percent of pre-pause capacity and only three percent of operating income in 2019. The sale of less efficient ships will result in future operating expense efficiencies of approximately two percent per available lower berth day ("ALBD") and a reduction in fuel consumption of approximately one percent per ALBD. We expect only two of the four ships originally scheduled for delivery in 2020, following the start of the pause, to be delivered prior to the end of fiscal 2020, including Enchanted Princess which was delivered in September 2020. We currently expect only five of the nine ships originally scheduled for delivery in fiscal 2020 and 2021 to be delivered prior to the end of fiscal year 2021. We currently expect nine cruise ships and two smaller expedition ships of the 13 ships originally scheduled for delivery prior to the end of fiscal year 2022 to be delivered by then.

Based on the actions taken to date and the scheduled newbuild deliveries through 2022, our fleet will be more efficient with a roughly 13 percent larger average berth size per ship and an average age of 12 years in 2022 versus 13 years, in each case as compared to 2019.

	Ships expected to return to service as of August 31, 2020 (a)
	Passenger Capacity	Percentage of Total Capacity	Number of Cruise Ships
NAA Segment
Carnival Cruise Line	66,440	30%	23
Princess Cruises	38,950	18	13
Holland America Line	20,260	9	10
P&O Cruises (Australia)	7,230	3	3
Seabourn	2,570	1	5
	135,450	61	54

EA Segment
Costa Cruises ("Costa")	34,980	16	11
AIDA Cruises ("AIDA")	31,930	14	14
P&O Cruises (UK)	13,810	6	5
Cunard	6,830	3	3
	87,550	39	33
	223,000	100%	87

(a)    Excludes 18 ships that we expect to dispose. Ten ships have left the fleet and we expect six ships to leave the fleet by December 2020, one by February 2021 and one by May 2021.

Update on Bookings

While we believe bookings in the first half of 2021 reflect expectations of the phased resumption of our guest cruise operations and anticipated itinerary changes, as of September 20, 2020, cumulative advanced bookings for the second half of 2021 capacity currently available for sale are at the higher end of the historical range. We believe this demonstrates the long-term potential demand for cruising. Pricing on these bookings are lower by mid-single digits versus the second half of 2019, on a comparable basis, reflecting the effect of FCCs from previously cancelled cruises being applied. We continue to take bookings for both 2021 and 2022.

We are providing flexibility to guests with bookings on sailings cancelled by allowing guests to receive enhanced FCCs or elect to receive refunds in cash. Enhanced FCCs increase the value of the guest's original booking or provide incremental onboard credits. As of September 20, 2020, approximately 45 percent of guests affected by our schedule changes have received enhanced FCCs and approximately 55 percent have requested refunds.

Total customer deposits balance at August 31, 2020, was $2.4 billion, the majority of which are FCCs, compared to total customer deposits balance of $2.9 billion at May 31, 2020. The decline in customer deposits is consistent with previous expectations. As of August 31, 2020, the current portion of customer deposits was $2.1 billion with $0.1 billion relating to fourth quarter sailings. Approximately 60 percent of bookings taken during the three weeks ended September 20, 2020 were new bookings, as opposed to FCC re-bookings, despite minimal advertising or marketing.

Update on Liquidity

Refer to “Liquidity, Financial Condition and Capital Resources.”

Refer to “Risk Factors” - “COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, litigation, cash flows, liquidity, and stock price.”

Update on Cyber Incident

On August 15, 2020, we detected a ransomware attack and unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate the matter and notified law enforcement and regulators of the incident. While the investigation is ongoing, early indications are that the unauthorized third-party gained access to certain personal information relating to some guests, employees and crew for some of our operations. There is currently no indication of any misuse of this information. While at this time we do not believe that this information will be misused going forward or that this incident will have a material adverse effect on our business, operations or financial results, no assurances can be given and further we may be subject to future attacks or incidents that could have such a material adverse effect.

New Accounting Pronouncements

Refer to Note 1 - “General, Accounting Pronouncements” of the consolidated financial statements for additional discussion regarding accounting pronouncements.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the Form 10-K. A discussion of our goodwill impairment charges recognized during the first and second quarters of 2020, and ship impairment charges recognized during 2020 is included in the accompanying consolidated financial statements.

Seasonality

Our passenger ticket revenues are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months, although 2020 will continue to be adversely impacted by COVID-19. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. This historical trend has been disrupted by the pause in global cruise operations. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income (loss) is generated from May through September in conjunction with Alaska's cruise season. During 2020, the Alaska cruise season was adversely impacted by the effects of COVID-19.

Statistical Information

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
ALBDs (in thousands) (a)	—	22,727	25,598	65,671
Occupancy percentage (b)	—%	113.0%	103.1%	107.8%
Passengers carried (in thousands)	—	3,752	3,489	9,790

Fuel consumption in metric tons (in thousands)	325	822	1,639	2,487
Fuel cost per metric ton consumed	$371	$487	$438	$484

Currencies (USD to 1)
AUD	$0.70	$0.69	$0.67	$0.70
CAD	$0.74	$0.76	$0.74	$0.75
EUR	$1.15	$1.12	$1.12	$1.13
GBP	$1.28	$1.24	$1.27	$1.28
RMB	$0.14	$0.14	$0.14	$0.15

We paused our guest operations in mid-March 2020 and have been in a pause for a majority of the second quarter and all of the third quarter. The pause in guest operations is continuing to have material negative impacts on all aspects of our business, including the above statistical information.

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

Results of Operations

Consolidated
	Three Months Ended August 31,			% increase (decrease)	Nine Months Ended August 31,			% increase (decrease)
(in millions)	2020	2019	Change		2020	2019	Change
Revenues
Passenger ticket	$—	$4,477	$(4,477)	(100)%	$3,680	$10,934	$(7,254)	(66)%
Onboard and other	31	2,056	(2,024)	(98)%	1,881	5,110	(3,229)	(63)%
	31	6,533	(6,501)	(100)%	5,561	16,043	(10,483)	(65)%
Operating Costs and Expenses
Commissions, transportation and other	34	803	(769)	(96)%	1,098	2,125	(1,027)	(48)%
Onboard and other	9	668	(659)	(99)%	593	1,620	(1,027)	(63)%
Payroll and related	248	548	(300)	(55)%	1,563	1,671	(108)	(6)%
Fuel	121	401	(280)	(70)%	718	1,204	(486)	(40)%
Food	19	284	(265)	(93)%	404	821	(417)	(51)%
Ship and other impairments	910	23	887	3838%	1,829	24	1,806	7682%
Other operating	208	805	(597)	(74)%	1,349	2,367	(1,018)	(43)%
	1,549	3,532	(1,983)	(56)%	7,556	9,833	(2,277)	(23)%

Selling and administrative	265	563	(298)	(53)%	1,435	1,813	(378)	(21)%
Depreciation and amortization	551	548	3	—%	1,698	1,607	91	6%
Goodwill impairment	—	—	—	—%	2,096	—	2,096	100%
	2,364	4,643	(2,279)	(49)%	12,784	13,252	(468)	(4)%
Operating Income (Loss)	$(2,333)	$1,890	$(4,223)	(223)%	$(7,223)	$2,791	$(10,015)	(359)%

NAA
	Three Months Ended August 31,			% increase (decrease)	Nine Months Ended August 31,			% increase (decrease)
(in millions)	2020	2019	Change		2020	2019	Change
Revenues
Passenger ticket	$5	$2,896	$(2,891)	(100)%	$2,329	$6,976	$(4,647)	(67)%
Onboard and other	9	1,361	(1,351)	(99)%	1,283	3,519	(2,236)	(64)%
	15	4,256	(4,242)	(100)%	3,612	10,495	(6,883)	(66)%

Operating Costs and Expenses	1,292	2,327	(1,034)	(44)%	5,197	6,370	(1,172)	(18)%
Selling and administrative	144	339	(194)	(57)%	841	1,034	(193)	(19)%
Depreciation and amortization	348	345	3	1%	1,081	1,012	69	7%
Goodwill impairment	—	—	—	—%	1,319	—	1,319	100%
	1,785	3,010	(1,225)	(41)%	8,439	8,416	23	—%
Operating Income (Loss)	$(1,770)	$1,246	$(3,016)	(242)%	$(4,827)	$2,079	$(6,906)	(332)%

EA
	Three Months Ended August 31,			% increase (decrease)	Nine Months Ended August 31,			% increase (decrease)
(in millions)	2020	2019	Change		2020	2019	Change
Revenues
Passenger ticket	$(4)	$1,609	$(1,613)	(100)%	$1,393	$4,021	$(2,628)	(65)%
Onboard and other	—	426	(426)	(100)%	393	1,101	(708)	(64)%
	(4)	2,035	(2,039)	(100)%	1,785	5,122	(3,336)	(65)%

Operating Costs and Expenses	225	1,058	(833)	(79)%	2,314	3,166	(852)	(27)%
Selling and administrative	71	150	(79)	(53)%	404	540	(136)	(25)%
Depreciation and amortization	165	165	—	—%	499	483	16	3%
Goodwill impairment	—	—	—	—%	777	—	777	100%
	461	1,373	(912)	(66)%	3,994	4,189	(195)	(5)%
Operating Income (Loss)	$(465)	$662	$(1,127)	(170)%	$(2,208)	$933	$(3,141)	(337)%

We paused our guest operations in mid-March 2020 and as a result have been in a pause for a majority of the second quarter and all of the third quarter. We resumed limited guest cruise operations in September 2020 as part of our phased-in return to service. The partial pause in guest operations is continuing to have material negative impacts on all aspects of our business. The longer the partial pause in guest operations continues, the greater the impact on our liquidity and financial position.

As a result of the pause in our guest cruise operations, we have experienced essentially no revenue for the three months ended and meaningfully lower revenues for the nine months ended August 31, 2020 compared to the prior year periods resulting in operating losses for the current periods. We are unable to definitively predict the timing of our complete return to service. As a result, we are currently unable to provide an earnings forecast. We expect a net loss on both a U.S. GAAP and adjusted basis for the quarter and year ending November 30, 2020.

While maintaining compliance, environmental protection and safety, we significantly reduced ship operating expenses, including cruise payroll and related expenses, food, fuel, insurance and port charges by transitioning ships into paused status, either at anchor or in port and staffed at a safe manning level. We continue to seek ways to further reduce our ongoing ship operating expenses.

In addition, during the nine months ended August 31, 2020, we incurred incremental COVID-19 related costs associated with repatriating guests and crew members, enhancing health protocols and sanitizing our ships, restructuring costs and defending lawsuits.

As a result of the effects of COVID-19 on our expected future operating cash flows, we recognized goodwill impairment charges of $2.1 billion during the nine months ended August 31, 2020. In addition, we recognized ship impairment charges of $0.8 billion and $1.7 billion during the three and nine months ended August 31, 2020, respectively.

Key Performance Non-GAAP Financial Indicators

The table below reconciles Adjusted net income (loss) and Adjusted EBITDA to Net Income (loss) and Adjusted earnings per share to Earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(in millions, except per share data)	2020	2019	2020	2019
Net income (loss)
U.S. GAAP net income (loss)	$(2,858)	$1,780	$(8,014)	$2,567
(Gains) losses on ship sales and impairments	937	14	3,819	—
Restructuring expenses	3	—	42	—
Other	220	25	223	47
Adjusted net income (loss)	$(1,699)	$1,819	$(3,930)	$2,614
Interest expense, net of capitalized interest	310	52	547	157
Interest income	(3)	(8)	(15)	(16)
Income tax expense, net	(2)	47	(2)	56
Depreciation and amortization	551	548	1,698	1,607
Adjusted EBITDA	$(844)	$2,458	$(1,702)	$4,418
Weighted-average shares outstanding	775	691	727	693

Earnings per share
U.S. GAAP diluted earnings per share	$(3.69)	$2.58	$(11.03)	$3.71
(Gains) losses on ship sales and impairments	1.21	0.02	5.26	—
Restructuring expenses	—	—	0.06	—
Other	0.28	0.04	0.31	0.07
Adjusted earnings per share	$(2.19)	$2.63	$(5.41)	$3.77

Explanations of Non-GAAP Financial Measures

We use adjusted net income (loss) and adjusted earnings per share as non-GAAP financial measures of our cruise segments’ and the company’s financial performance. These non-GAAP financial measures are provided along with U.S. GAAP net income (loss) and U.S. GAAP diluted earnings per share.

We believe that gains and losses on ship sales, impairment charges, restructuring costs and other gains and losses are not part of our core operating business and are not an indication of our future earnings performance. Therefore, we believe it is more meaningful for these items to be excluded from our net income (loss) and earnings per share and, accordingly, we present adjusted net income (loss) and adjusted earnings per share excluding these items.

Adjusted EBITDA is a non-GAAP measure, and we believe that the presentation of Adjusted EBITDA provides additional information to investors about our operating profitability adjusted for certain non-cash items and other gains and expenses that we believe are not part of our core operating business and are not an indication of our future earnings performance. Further, we believe that the presentation of Adjusted EBITDA provides additional information to investors about our ability to operate our business in compliance with the restrictions set forth in our debt agreements. We define Adjusted EBITDA as adjusted net income (loss) adjusted for (i) interest, (ii) taxes and (iii) depreciation and amortization. There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items that directly affect our net income (loss). These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA in conjunction with net income (loss) as calculated in accordance with U.S. GAAP.

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

Liquidity, Financial Condition and Capital Resources

We have taken, and continue to take, significant actions to preserve cash and secure additional financing to increase our liquidity. Since March 2020, we have raised $12.5 billion through a series of financing transactions through October 2, 2020. We have completed the following transactions:
•In March 2020, we fully drew down our $3.0 billion Revolving Facility.
•In March 2020, we settled outstanding derivatives resulting in proceeds of $220 million.
•In April 2020, we completed (i) a public offering of 71,875,000 shares of Carnival Corporation’s common stock at a price per share of $8.00, resulting in net proceeds of $556 million and (ii) a private offering of $2.0 billion aggregate principal amount of 5.75% Convertible Notes.
•In April 2020, we completed a private offering of $4.0 billion aggregate principal amount of 11.5% 2023 Secured Notes that mature on April 1, 2023.
•In April 2020, we extended a $166 million euro-denominated bank loan, originally maturing in 2020, to March 2021.
•Certain of the counterparties to our export credit facilities have offered the Debt Holiday. We have entered into supplemental agreements or side letters for the Debt Holiday amendments to defer certain principal repayments otherwise due through March 31, 2021 through the creation of separate tranches of loans with repayments made over the following four years. We have also entered into supplemental agreements or side letters to waive the Financial Covenant for our funded export credit facilities through March 31, 2021, August 31, 2021, November 30, 2021 or December 31, 2021, as applicable. We will be required to comply with the Financial Covenant beginning with the next testing date of May 31, 2021, November 30, 2021, February 28, 2022 or February 28, 2022, respectively.
•Subsequent to August 31, 2020, we extended the Financial Covenant waivers for our funded export credit facilities through at least November 30, 2021 (with the next testing date of February 28, 2022) except that for three of our funded export credit facilities with Financial Covenant waivers through March 31, 2021 (with the next testing date of May 31, 2021) or August 31, 2021 (with the next testing date of November 30, 2021), with total aggregate indebtedness of $1.3 billion as of August 31, 2020, we are currently engaged in discussions to extend the waivers for these facilities through November 30, 2021 (with the next testing date of February 28, 2022).
•We obtained waivers of the Financial Covenant for certain of our bank loans through November 2021. We will be required to comply with the covenant beginning with the next testing date of February 28, 2022. We have also obtained waivers of the covenant for the remaining applicable bank loans through their respective maturity dates.
•To further enhance our liquidity, as well as comply with the dividend restrictions contained in our recent debt agreements, we have suspended the payment of dividends on, and the repurchase of, the common stock of Carnival Corporation and the ordinary shares of Carnival plc.
•In June 2020, we borrowed an aggregate principal amount of $2.8 billion in two tranches ($1.9 billion and €800 million), under the 2025 Secured Term Loan that matures on June 30, 2025. The U.S. dollar tranche bears interest at a rate per annum equal to adjusted LIBOR (with a 1% floor) plus 7.5%. The euro tranche bears interest at a rate per annum equal to EURIBOR (with a 0% floor) plus 7.5%.
•In July 2020, we extended a $337 million euro-denominated floating rate bank loan originally maturing in 2021 to 2022.
•In July 2020, we issued an aggregate principal amount of $1.3 billion in two tranches ($775 million and €425 million), under 2026 Secured Notes, that mature on February 1, 2026. The U.S. dollar tranche bears interest at a rate of 10.5% per year. The euro tranche bears interest at a rate of 10.1% per year.
•In August 2020, we completed a registered direct offering of 99.2 million shares of Carnival Corporation's common stock at a price per share of $14.02 to a limited number of holders of the Convertible Notes (the "Registered Direct Offering"). We used the proceeds from the Registered Direct Offering to repurchase $886 million aggregate principal amount of the Convertible Notes and pay accrued interest thereon in privately negotiated transactions.
•In August 2020, we issued an aggregate principal amount of $900 million of second-priority senior secured notes that mature on August 1, 2027. The 2027 Secured Notes bear interest at a rate of 9.9% per year.
•On September 15, 2020, we entered into an equity distribution agreement with sales agents pursuant to which we may, from time to time, offer and sell shares of Carnival Corporation's common stock having an aggregate offering price of up to $1.0 billion through the sales agents. We have filed a prospectus supplement with the Securities and Exchange Commission in connection with the ATM Offering on September 15, 2020. As of October 2, 2020, we sold 23 million shares for net proceeds of $352 million and paid $4 million in compensation with respect of such sales of shares under the ATM Offering.
•In September 2020, we borrowed $610 million under an export credit facility due in semi-annual installments through 2032.

As of August 31, 2020, we had a total of $8.2 billion of cash and cash equivalents.

Our monthly average cash burn rate for the third quarter 2020 was $770 million, which was in line with the anticipated monthly cash burn rate. We expect the monthly average cash burn rate for the fourth quarter of 2020 to be approximately $530 million. This results in an average monthly burn rate for the second half of the year of $650 million, as previously disclosed. This rate includes approximately $250 million of ongoing ship operating and administrative expenses, working capital changes (excluding changes in customer deposits), interest expense and committed capital expenditures (net of unfunded export credit facilities) and also excludes scheduled debt maturities as well as other cash collateral to be provided. We continue to explore opportunities to further reduce our monthly cash burn rate.

We estimate non-newbuild capital expenditures during the fourth quarter of 2020 to be approximately $130 million. Our scheduled debt maturities, for debt outstanding as of August 31, 2020, are as follows:

(in billions)	4Q 2020	1Q 2021	2Q 2021		3Q 2021	4Q 2021
Principal Payments (a)	$1.0	$0.5	$0.3	(b)	$0.6	$0.2	(b)

(a)Excluding the Revolving Facility. As of August 31, 2020, borrowings under the Revolving Facility were $3.0 billion, which were drawn in March 2020 for an initial term of six months. The maturities for these borrowings were extended in September 2020 for an additional six months through March 2021. We may re-borrow such amounts subject to satisfaction of the conditions in the Revolving Facility Agreement.
(b)We have a principal balance of $0.5 billion and $0.8 billion of debt outstanding as of August 31, 2020, otherwise due through 2032, for which covenant waivers expire during the second quarter 2021 and fourth quarter 2021, respectively. We are working on extending these covenant waivers. If the covenant waiver extensions are not received, we would be required to prepay the outstanding principal balance.

Since March 2020, Moody’s and S&P Global have downgraded our credit ratings to be below investment grade. Our current short-term commercial paper credit rating prevents us from issuing additional commercial paper.

We had a working capital deficit of $916 million as of August 31, 2020 compared to a working capital deficit of $7.1 billion as of November 30, 2019. The decrease in working capital deficit was caused by an increase in cash and cash equivalents and a decrease in customer deposits, partially offset by increases in short-term borrowings and the current portion of long-term debt. Historically, we operate with a substantial working capital deficit. This deficit is mainly attributable to the fact that, under our business model, substantially all of our passenger ticket receipts are collected in advance of the applicable sailing date. These advance passenger receipts generally remain a current liability until the sailing date. The cash generated from these advance receipts is used interchangeably with cash on hand from other sources, such as our borrowings and other cash from operations. The cash received as advanced receipts can be used to fund operating expenses, pay down our debt, make long-term investments or any other use of cash. Included within our working capital deficit were $2.1 billion and $4.7 billion of customer deposits as of August 31, 2020 and November 30, 2019, respectively. We are providing flexibility to guests with bookings on sailings cancelled due to the pause by allowing guests to receive enhanced FCCs or elect to receive refunds in cash. We have paid and expect to continue to pay cash refunds of customer deposits with respect to a portion of these cancelled cruises. The amount of cash refunds to be paid may depend on the level of guest acceptance of FCCs and future cruise cancellations. We record a liability for FCCs to the extent we have received cash from guests with bookings on cancelled sailings. As of August 31, 2020, approximately 55% of guests affected have requested cash refunds. In addition, we have a relatively low-level of accounts receivable and limited investment in inventories. We expect that we will continue to have working capital deficits in the future.

Refer to Note 1 - “General, Liquidity and Management's Plans” of the consolidated financial statements for additional discussion regarding our liquidity.

Sources and Uses of Cash
Operating Activities
Our business used $4.6 billion of net cash flows in operating activities during the nine months ended August 31, 2020, a decrease of $9.1 billion, or 205%, compared to $4.4 billion of net cash provided for the same period in 2019.

Investing Activities

During the nine months ended August 31, 2020, net cash used in investing activities was $1.5 billion. This was caused by the following:
•Capital expenditures of $1.0 billion for our ongoing new shipbuilding program
•Capital expenditures of $855 million for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships of $271 million
•Proceeds of $220 million from the settlement of outstanding derivatives

During the nine months ended August 31, 2019, net cash used in investing activities was $3.3 billion. This was caused by the following:
•Capital expenditures of $2.2 billion for our ongoing new shipbuilding program
•Capital expenditures of $1.2 billion for ship improvements and replacements, information technology and buildings and improvements
•Proceeds from sale of ships of $15 million
Financing Activities
During the nine months ended August 31, 2020, net cash provided by financing activities of $13.7 billion was caused by the following:
•Net proceeds from short-term borrowings of $3.1 billion in connection with our availability of, and needs for, cash at various times throughout the period, including proceeds of $3.0 billion from the Revolving Facility
•Repayments of $896 million of long-term debt, including the $222 million that was cash settled to repurchase a portion of the Convertible Notes
•Issuances of $11.5 billion of long-term debt, including net proceeds of $3.9 billion from the issuance of the 2023 Secured Notes, net proceeds of $2.6 billion from the issuance of the 2025 Secured Term Loan, net proceeds of $2.0 billion from the issuance of Convertible Notes, net proceeds of $1.2 billion from the issuance of the 2026 Secured Notes and net proceeds of $0.9 billion from the issuance of the 2027 Secured Notes.
•Payments of cash dividends of $689 million
•Purchases of $12 million of Carnival plc ordinary shares in open market transactions under our Repurchase Program
•Net proceeds of $556 million from our public offering of Carnival Corporation common stock
•Net proceeds of $222 million from a registered direct offering of Carnival Corporation common stock used to repurchase a portion of the Convertible Notes

During the nine months ended August 31, 2019, net cash used in financing activities of $912 million was caused by the following:
•Net repayments of short-term borrowings of $600 million in connection with our availability of, and needs for, cash at various times throughout the period
•Repayments of $472 million of long-term debt
•Issuances of $1.7 billion of long-term debt
•Payments of cash dividends of $1.0 billion
•Purchases of $472 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions under our Repurchase Program

Funding Sources

As of August 31, 2020, we had $8.2 billion of cash and cash equivalents. In addition, we had $9.4 billion of export credit facilities to fund ship deliveries planned through 2024.

(in billions)	2020	2021	2022	2023	2024
Future export credit facilities at August 31, 2020 (a)	$1.5	$2.0	$3.4	$1.9	$0.6

(a)Under the terms of these export credit facilities, we are required to comply with the Financial Covenant. We have entered into supplemental agreements or side letters to amend our agreements with respect to the Financial Covenant for our unfunded export credit facilities to waive compliance through August 31, 2021 (with the next testing date of November 30, 2021) for aggregate principal of $2.7 billion, through November 30, 2021 (with the next testing date of February 28, 2022) for aggregate principal of $1.2 billion (of which we borrowed $610 million to fund delivery of a ship in September 2020), and through December 31, 2021 (with the next testing date of February 28, 2022) for aggregate principal of $3.7 billion. For the remaining three unfunded export credit facilities with an aggregate principal of $1.8 billion, we are engaged in discussions with the counterparties to waive the Financial Covenant through March 31, 2021 (with the next testing date of May 31, 2021). Simultaneously with obtaining the initial waivers for these three unfunded export credit facilities, we have also requested extension of waivers for these facilities through November 30, 2021 (with the next testing date of February 28, 2022).

Many of our debt agreements contain various other financial covenants, including those described in Note 3 - “Debt” and in Note 5 - “Deb” in the annual consolidated financial statements, which are included within our Form 10-K. At August 31, 2020, we were in compliance with the applicable debt covenants.

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

Interest Rate Risks

The composition of our debt, including the effect of interest rate swaps, was as follows:

August 31, 2020
Fixed rate	44%
EUR fixed rate	13%
Floating rate	25%
EUR floating rate	14%
GBP floating rate	4%

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
Our President and Chief Executive Officer and our Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2020, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to the proceeding described below, the legal proceedings described in Note 4 – “Contingencies and Commitments” of our consolidated financial statements, including those described under “COVID-19 Actions,” are incorporated in this “Legal Proceedings” section by reference.

As previously disclosed, on May 19, 2017, Holland America Line and Princess Cruises notified the National Oceanic and Atmospheric Administration (“NOAA”) regarding discharges made by certain vessels in the recently expanded area of the National Marine Sanctuary in the Farallones Island. On February 7, 2020, Carnival Corporation received an assessment for a civil penalty of $1.4 million for these discharges. The parties are negotiating a final settlement.

As previously disclosed, in June and August of 2018, Holland America Line received four Notices of Violation from the Alaska Department of Environmental Conservation (“ADEC”) alleging that four ships violated the Alaska state visible emissions standards while docked in Skagway, Haines and Ketchikan. On July 8, 2020, ADEC waived opacity penalties for two vessels and proposed a settlement of $112,500 to resolve all outstanding penalties, which Holland America Line accepted on July 31, 2020.

Item 1A. Risk Factors.

The risk factors in this Form 10-Q below should be carefully considered, including the risk factors discussed in “Risk Factors” and other risks discussed in our Form 10-K, our Form 10-Q for the quarters ended February 29, 2020 and May 31, 2020 and other filings with the SEC since the date of the Form 10-K. These risks could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

•COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, litigation, cash flows, liquidity, and stock price.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. We implemented a pause of our guest cruise operations in mid-March 2020 across all brands. Although we have begun the resumption of limited guest operations in September 2020, such partial pause may be prolonged. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention and other regulatory authorities, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, global guest sourcing and our access to various ports of call.

To date we have incurred significant costs as we paused our guest cruise operations, provided air transportation to return our passengers to their home destinations, repatriated shipboard team members and assisted some of our crew that were unable to return home, with food and housing. We will continue to incur COVID-19 related costs as we sanitize our ships and implement additional hygiene-related protocols to our ships, as well as prepare for the continued resumption of guest operations. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our global fleet cruise operations.

Due to the outbreak of COVID-19 on some of our ships, and the resulting illness and loss of life in certain instances, we have been the subject of negative publicity, which could have a long term impact on the appeal of our brands, which would diminish demand for vacations on our vessels. We cannot predict how long the negative impact of media attention on our brands will last, or the level of investment that will be required to address the concerns of potential travelers through marketing and pricing actions.

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

In connection with our capacity optimization strategy, we have accelerated the removal of ships from our fleet in 2020 which were previously expected to be sold over the ensuing years. We have sold, expect to sell or have agreements for the disposal of various vessels. Some of these agreements or preliminary agreements for the disposal of vessels are for recycling. When we choose to dispose of a ship, there can be no assurance that there will be a viable buyer to purchase it at a price that exceeds our net book value, which could result in ship impairment charges and losses on ship disposals.

The effects of COVID-19 on the operations of shipyards where our ships are under construction will result in a delay in ship deliveries, which we cannot predict and may be prolonged.

We cannot predict the timing of our complete return to service and when various ports will reopen to our ships. If we are delayed in recommencing guest cruise operations or there is a future pause in the resumption of limited guest operations, it could negatively impact our liquidity. Moreover, even as travel advisories and restrictions are lifted, demand for cruises may remain weak for a significant length of time and we cannot predict if and when each brand will return to pre-outbreak demand or fare pricing. In particular, our bookings may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. In addition, we cannot predict the impact COVID-19 will have on our partners, such as travel agencies, suppliers and other vendors, counterparties and joint ventures. We may be adversely impacted as a result of the adverse impact our partners, counterparties and joint ventures suffer.

We have never previously experienced a complete cessation of our guest cruise operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our brands and future prospects is uncertain. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the current partial pause in our global fleet cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and our ability to hire and the amounts we must pay our crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. As a result, we expect a net loss on both a U.S. GAAP and adjusted basis for the quarter and year ending November 30, 2020, and our ability to forecast our cash inflows and additional capital needs is hampered.

As a result of all of the foregoing, we have raised, and expect to be required to further raise, significant additional capital, including additional equity capital. Our access to and cost of financing depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. As a result of COVID-19's effects on our liquidity, since March 2020, Moody’s and S&P Global have downgraded our credit ratings to be below investment grade. Our current short-term commercial paper credit rating prevents us from issuing additional commercial paper.

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

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. In past recessions, demand for our cruise vacations has been significantly negatively impacted which has resulted in lower occupancy rates and adverse pricing, with a corresponding increase in the use of credits and other means to attract travelers. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of physical distancing and other policies to slow the spread of the virus is likely to have a negative impact on booking demand for our global fleet cruise operations, and these impacts could exist for an extensive period of time.

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

•Any potential government disaster relief assistance could impose significant limitations on our corporate activities and may not be available to us on terms that are favorable or at all.

If any government provides or agrees to provide disaster relief assistance, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, incurrence of additional indebtedness and other similar restrictions until the aid is repaid or redeemed in full. In addition, the government may change the terms of the assistance or the eligibility requirements. We cannot assure you that any such government disaster relief assistance will not significantly limit our corporate activities or, even if we qualify for a program, will be available to us on terms that are favorable or at all. For example, we initially qualified for a government commercial paper program providing over $700 million of available liquidity, and in September 2020, the relevant government agency paused our access to further drawings, and the ability to roll over existing drawings, under the government commercial paper program. Any restrictions, terms and inability to access government disaster relief assistance could adversely impact our business, operations, liquidity and financial condition.

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

We may be able to incur substantial additional debt in the future. Although the instruments governing our existing indebtedness contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial and a portion of such debt could be secured. The instruments governing our existing indebtedness do not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. If new debt is added to our existing debt levels, our business could be adversely affected, which may prevent us from fulfilling our obligations with respect to our debt.

•We are subject to restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on the company.

Certain of our debt instruments limit our flexibility in operating our business. For example, some of our debt instruments limit the ability of Carnival Corporation, Carnival plc and certain of their respective subsidiaries to, among other things:

◦incur or guarantee additional indebtedness;
◦pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments;
◦make certain investments;
◦consummate certain asset sales;
◦engage in certain transactions with affiliates;
◦grant or assume certain liens; and
◦consolidate, merge or transfer all or substantially all of our assets.

All of these limitations are subject to significant exceptions and qualifications. Despite these exceptions and qualifications, we cannot assure you that the operating and financial restrictions and covenants in certain of our debt instruments will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Any future indebtedness may include similar or other restrictive terms. In addition, many of our debt agreements contain one or more financial covenants that require us to maintain minimum debt service coverage, maintain minimum shareholders equity and/or limit our debt to capital ratio. Our ability to comply with our debt covenants, including the financial maintenance covenants described above, and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the terms of certain of our debt facilities and the relevant lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral, if any, securing that debt. If the debt under certain of our debt instruments that we enter into were to be accelerated, our assets may be insufficient to repay in full our debt. Borrowings under other debt instruments that contain cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full our indebtedness then outstanding.

•We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Refer to “Liquidity, Financial Condition and Capital Resources.”

•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

•As a result of the COVID-19 outbreak, we may be out of compliance with a maintenance covenant in certain of our debt facilities, for which we have waivers for the period through March 31, 2021 with the next testing date of May 31, 2021.

Under the terms of certain of our debt facilities, we are required to maintain minimum debt service coverage (EBITDA to consolidated net interest charges for the most recently ended four fiscal quarters) of not less than 3.0 to 1.0 at the end of each fiscal quarter. As of August 31, 2020, we have entered into supplemental agreements or side letters to amend our agreements with respect to this Financial Covenant to:

•Waive compliance for all of our funded export credit facilities through March 31, 2021, August 31, 2021 or December 31, 2021, as applicable.
•Waive compliance through November 30, 2021 for certain of our bank loans. We will be required to comply beginning with the next testing date of February 28, 2022.
•Waive compliance for the remaining applicable bank loans through their respective maturity dates.

At August 31, 2020, we were in compliance with the applicable debt covenants.

Subsequent to August 31, 2020, we extended the Financial Covenant waivers for our funded export credit facilities through at least November 30, 2021 (with the next testing date of February 28, 2022) except that for three of our funded export credit facilities with Financial Covenant waivers through March 31, 2021 (with the next testing date of May 31, 2021) or August 31, 2021 (with the next testing date of November 30, 2021), with total aggregate indebtedness of $1.3 billion as of August 31, 2020, we are currently engaged in discussions to extend the waivers for these facilities through November 30, 2021 (with the next testing date of February 28, 2022).

In addition, we have entered into supplemental agreements or side letters to amend our agreements with respect to the Financial Covenant for our unfunded export credit facilities to waive compliance through August 31, 2021 (with the next testing date of November 30, 2021) for aggregate principal of $2.7 billion, through November 30, 2021 (with the next testing date of February 28, 2022) for aggregate principal of $1.2 billion (of which we borrowed $610 million to fund delivery of a ship in September 2020), and through December 31, 2021 (with the next testing date of February 28, 2022) for aggregate principal of $3.7 billion. For the remaining three unfunded export credit facilities with an aggregate principal of $1.8 billion, we are engaged in discussions with the counterparties to waive the Financial Covenant through March 31, 2021 (with the next testing date of May 31, 2021). Simultaneously with obtaining the initial waivers for these three unfunded export credit facilities, we have also requested extension of waivers for these facilities through November 30, 2021 (with the next testing date of February 28, 2022).

Although highly unlikely, if the covenant waiver for any unfunded facility for which we have not yet obtained a waiver is not obtained, the lender under that facility could terminate it if we did not comply with the Financial Covenant for any fiscal quarter ending on or after August 31, 2020.

Even though we have or expect to have waivers in place with respect to this covenant, we may be out of compliance with the Financial Covenant following March 31, 2021 with the next testing date of May 31, 2021 or in future periods for certain agreements because of the pause in our guest operations. If we expected to be out of compliance, we would again seek waivers from the lenders under the applicable facilities prior to any covenant violation.

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

If the events described above were to occur, we may be unable to comply with this requirement and expect to seek waivers from the lenders under the relevant facilities. Any such waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities, and such increased costs, restrictions and modifications may vary among debt facilities. Our ability to give additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness and security interest we have already granted. If we were not able to obtain a waiver, the occurrence of such events may result in an event of default under these facilities and other debt facilities that contain cross default provisions that would be triggered.

•Breaches in data security and lapses in data privacy as well as disruptions and other damages to our principal offices, information technology operations and system networks, including the recent ransomware incident, and failure to keep pace with developments in technology may adversely impact our business operations, the satisfaction of our guests and crew and lead to reputational damage

We have been and may continue to be impacted by breaches in data security and lapses in data privacy, which occur from time to time. These can vary in scope and intent from economically motivated attacks to malicious attacks intended to disrupt or compromise our shoreside and shipboard operations by targeting our key operating systems. Breach or circumvention of our systems or the systems of third parties, including by ransomware or other attacks, results in disruptions to our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential or other critical data (including sensitive financial, medical or other personal or business information) or systems; loss of customers; financial losses; regulatory enforcement actions and fines; litigation and misuse or corruption of critical data and proprietary information, any of which could be material.

On August 15, 2020, we detected a ransomware attack and unauthorized access to our information technology systems. We engaged a major cybersecurity firm to investigate the matter and notified law enforcement and regulators of the incident. While the investigation is ongoing, early indications are that the unauthorized third-party gained access to certain personal information relating to some guests, employees and crew for some of our operations. There is currently no indication of any misuse of this information. While at this time we do not believe that this information will be misused going forward or that this incident will have a material adverse effect on our business, operations or financial results, no assurances can be given and further we may be subject to future attacks or incidents that could have such a material adverse effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Program

Under a share repurchase program effective 2004, we had been authorized to repurchase Carnival Corporation common stock and Carnival plc ordinary shares (the “Repurchase Program”). Effective August 2018, the company approved a modification of the general authorization under the Repurchase Program, which replenished the remaining authorized repurchases at the time of the approval to $1.0 billion. To enhance our liquidity and comply with restrictions in our recent financing transactions, on June 15, 2020, the Boards of Directors terminated the Repurchase Program. During the three months ended August 31, 2020, no shares of Carnival Corporation common stock or Carnival plc ordinary shares were repurchased pursuant to the Repurchase Program.

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

Material Contracts
10.1
Second Supplemental Indenture dated as of July 8, 2020 among Carnival Corporation as issuer, Carnival plc, the Subsidiary Guarantors and U.S. Bank, National Association, as trustee, relating to the 5.75% Convertible Senior Notes due 2023
X
10.2
Indenture dated as of July 20, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the 10.500% Second-Priority Senior Secured Notes due 2026 and the 10.125% Second-Priority Senior Secured Notes due 2026 **
X
10.3
Indenture dated as of August 18, 2020 among Carnival Corporation as issuer, Carnival plc, the other Guarantors party thereto and U.S. Bank, National Association, as trustee, security agent, principal paying agent, transfer agent and registrar, relating to the 9.875% Second-Priority Senior Secured Notes due 2027 **
X
10.4	Form of Special Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan				X
10.5	Form of Special Performance-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan				X
10.6	Form of Retention Time-Based Restricted Stock Unit Agreement for the Carnival Corporation 2020 Stock Plan				X
10.7	Form of Special Time-Based Restricted Share Unit Agreement for the Carnival plc 2014 Employee Share Plan				X

Rule 13a-14(a)/15d-14(a) certifications
31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.4	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Section 1350 certifications

32.1*	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.3*	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.4*	Certification of Chief Financial Officer and Chief Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Interactive Data File

101	The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, as filed with the Securities and Exchange Commission on October 8, 2020, formatted in Inline XBRL, are as follows:
	(i) the Consolidated Statements of Income (Loss) for the three and nine months ended August 31, 2020 and 2019;				X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2020 and 2019;				X
	(iii) the Consolidated Balance Sheets at August 31, 2020 and November 30, 2019;				X
	(iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2020 and 2019;				X
	(v) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended August 31, 2020 and 2019;				X
	(vi) the notes to the consolidated financial statements, tagged in summary and detail.				X

104	The cover page from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, as filed with the Securities and Exchange Commission on October 8, 2020, formatted in Inline XBRL (included as Exhibit 101)

*	These items are furnished and not filed.
**	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Arnold W. Donald	By:	/s/ Arnold W. Donald
	Arnold W. Donald		Arnold W. Donald
	President and Chief Executive Officer		President and Chief Executive Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
	David Bernstein		David Bernstein
	Chief Financial Officer and Chief Accounting Officer		Chief Financial Officer and Chief Accounting Officer

	Date: October 8, 2020		Date: October 8, 2020